Form 10-K
period 2005-12-31
UNIONBANCAL CORP
filed 2006-03-01
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-15081

UnionBanCal Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1234979
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 California Street
San Francisco, California 94104-1302

(Address and zip code of principal executive offices)

Registrant’s telephone number: (415) 765-2969

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $1 par value per share
(Title of each class)

New York Stock Exchange
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑        Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

As of June 30, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,744,112,701. The aggregate market value was computed by reference to the last sales price of such stock.

As of January 31, 2006, the number of shares outstanding of the registrant’s Common Stock was 144,300,456.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K
Portions of the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders	Part III

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. See Item 1A. “Risk Factors.”

This document includes forward-looking information, which is subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, conference calls with analysts and stockholders and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•       Our business strategies, the growth of our business and our competitive position

•       Our assessment of significant factors and developments that have affected and may affect our results

•       Pending legal and regulatory actions, and future legislative and regulatory developments

•       Increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters, and their costs and impact on our business

•       The costs and effects of litigation, investigations, regulatory actions, or similar matters, or adverse facts and developments related thereto

•       Our ability to meet regulatory requirements

•       Credit quality and provision for credit losses

•       The unallocated portion of our allowances for credit losses

•       Net interest income and effects on net interest income, including expense from derivative hedges

•       The impact of increases in interest rates and growth in our commercial loan portfolio on our net interest margin

•       Deposit renewals

•       Our ability and intent to hold various assets

•       The formation of financial subsidiaries

•       Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook of any particular region of the U.S.

•       The market sensitivity of our securities portfolios, our hedging strategies and the asset sensitivity of our balance sheet

•       Potential dividend restrictions

•       Taxes

•       Off-balance sheet arrangements

•       Critical accounting policies and estimates and the impact of recent accounting pronouncements

•       Our insurance coverage

•       Estimated pension and health costs and the investment objectives and asset allocation strategy of our pension plan and health plan

•       Decisions to downsize, sell or close units or otherwise change our business mix

•       Our strategies and expectations regarding capital levels, returning excess capital to stockholders and strategic acquisitions

•       The impact and timing of the sale of agency securities and reinvestment of those funds

•       The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd.

•       The impact of strategic investments on our business and benefits of marketing alliances

•       Impact of the sale of our international correspondent banking business and the timing and transition of the business and customers

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed below in Item 1A. “Risk Factors.”

Readers of this document should not rely unduly on forward-looking information and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition. There are also other factors that we have not described in this report and our other reports that could cause our results to differ from our expectations.

PART I

Item 1.   Business

All reports that we file electronically with the Securities and Exchange Commission (SEC), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at www.uboc.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

General

UnionBanCal Corporation through its banking subsidiary, Union Bank of California, N.A., provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, and nationally and internationally as well. In January 2006, The Bank of Tokyo-Mitsubishi, Ltd. and UFJ Bank Limited merged to form The Bank of Tokyo-Mitsubishi UFJ, Ltd. At December 31, 2005, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., formerly known as Mitsubishi Tokyo Financial Group, Inc., owned approximately 63 percent of our outstanding common stock.

Banking Lines of Business

Our operations are divided into two primary segments, which are described more fully in “Business Segments” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 26 to our Consolidated Financial Statements included in this Annual Report.

The Community Banking and Investment Services Group.   This group offers its customers a broad spectrum of financial products under one convenient umbrella. With a diverse line of checking and savings, investment, loan and fee-based banking products, individual and business clients can all have their specific needs met. These products are offered in 319 full-service branches, primarily in California, as well as in Oregon and Washington. In addition, the group offers international and settlement services, e-banking through our website, check cashing services at our Cash & Save® locations and loan and investment products tailored to our high net worth individual customers through our offices of The Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services. The group also includes a registered broker-dealer and a registered investment advisor, which provide securities brokerage and investment advisory services and manage a proprietary mutual fund family. Our insurance services group offers our customers a variety of cost-effective risk management services and insurance products.

The Commercial Financial Services Group.   This group offers a variety of commercial financial services, including commercial loans and project financing, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. The group’s customers include middle-market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, domestic financial institutions, bankruptcy trustees and other customers with significant deposit volumes.

In September 2005, we signed a definitive agreement to sell our international correspondent banking business to Wachovia Bank, N.A. The principal legal closing took place on October 6, 2005 with us receiving $245 million in cash from Wachovia. We will continue to operate the business over a transition period which is expected to extend into the second quarter of 2006, during which we expect the majority of our international correspondent bank customers will transfer to Wachovia.

Employees

At January 31, 2006, we had 10,410 full-time equivalent employees.

Competition

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

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

Banks, securities firms, and insurance companies can now combine as a “financial holding company.” Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have attained financial holding company status in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi UFJ Financial Group, Inc. would be required to attain financial holding company status in order for us to be able to become a financial holding company. Mitsubishi UFJ Financial Group, Inc. is not presently a financial holding company.

We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will position us to meet the challenges provided by this competition.

Monetary Policy and Economic Conditions

Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business.

Supervision and Regulation

Overview.   Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the institution, and not for the benefit of the investors of the bank holding company. Set forth below is a summary description of the material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank of California, N.A.

Bank Holding Company Act.   We, Mitsubishi UFJ Financial Group, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., are subject to regulation under the Bank Holding Company Act of 1956, as amended, (BHCA) which subjects us to Federal Reserve Board reporting and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities, which the Federal Reserve Board deems to be so closely related to banking as to be a proper incident thereto.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this policy, the Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Comptroller of the Currency.   Union Bank of California, N.A., as a national bank association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency, its primary regulator, and also by the Federal Reserve Board and the Federal Deposit Insurance Corporation. As part of this authority, Union Bank of California, N.A., is required to file periodic reports with the Comptroller of the Currency and is subject to periodic examination by the Comptroller of the Currency.

The Comptroller of the Currency has extensive enforcement authority over all national banks. If, as a result of an examination of a bank, the Comptroller of the Currency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulations, various remedies are available to the Comptroller of the Currency. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance. The Comptroller of the Currency, as well as other federal agencies, have adopted regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings and compensation and other employee benefits.

Other Regulatory Oversight.   Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California, N.A. and its subsidiaries are subject to certain restrictions under the Federal Reserve Act, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank of California, N.A. Dividends payable by Union Bank of California, N.A. to us are subject to restrictions under a formula imposed by the Office of the Comptroller of the Currency unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank of California, N.A. to its affiliates and on transactions with affiliates, see Notes 20 and 25 to our Consolidated Financial Statements included in this Annual Report.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take “prompt corrective action” in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from “well-capitalized” to “critically undercapitalized.” It is our policy to maintain capital ratios above the minimum regulatory requirements for “well-capitalized” institutions for both Union Bank of California, N.A. and us. Management believes that, at December 31, 2005, Union Bank of California, N.A. and we met the requirements for “well-capitalized” institutions.

The activities of Union Bank of California, N.A. subsidiaries, HighMark Capital Management, Inc. and UnionBanc Investment Services LLC are subject to the rules and regulations of the SEC, as well as those of state securities regulators. UnionBanc Investment Services LLC is also subject to the rules and regulations of the National Association of Securities Dealers (NASD).

UnionBanc Insurance Services, Inc., (formerly Armstrong/Robitaille, Inc., John Burnham & Company, and Tanner Insurance Brokers, Inc.) is an indirect subsidiary of Union Bank of California, N.A., and is subject to the rules and regulations of the California Department of Insurance, as well as insurance regulators of other states.

Deposits of Union Bank of California, N.A. are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC) and, accordingly, are subjected to deposit insurance assessments to maintain the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) administered by the FDIC. The Safe and Fair Deposit Insurance Act of 2005, signed into law on February 8, 2006, provides for the merger of the BIF and the SAIF into a single insurance fund called the Deposit Insurance Fund. Union Bank of California, N.A. currently pays no insurance assessments on these deposits under the FDIC’s risk-related assessment system.

There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California, N.A. and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank of California, N.A. are also subject to extensive regulation under various Federal and state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

Union Bank of California, N.A. is also subject to the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated March 31, 2001, Union Bank of California, N.A. was rated “satisfactory.”

The remaining international activities of Union Bank of California, N.A. are subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank of California, N.A.’s business opportunities and competitiveness in these jurisdictions. Furthermore, due to The Bank of Tokyo-Mitsubishi UFJ’s controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank of California, N.A. and us in the future.

GLB Act.   The Gramm-Leach-Bliley (GLB) Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended section 4 of the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. A bank holding company may elect to become a financial holding company if all of its subsidiary insured depository institutions are well-capitalized and well-managed. The Federal Reserve Board may determine to not allow the election to become effective if it finds that the subsidiary depository institutions are not well-capitalized and well-managed. Under current Federal Reserve Board interpretations, a foreign bank holding company, which controls a subsidiary U.S. bank holding company, such as Mitsubishi UFJ Financial Group, Inc., must make the election. In addition, the foreign bank holding company (if it is a bank itself) must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the Federal Reserve Board and its U.S. bank subsidiaries must have a “satisfactory” or better CRA rating. Mitsubishi UFJ Financial Group, Inc. is not presently a financial holding company under the GLB Act.

Under the GLB Act, “financial subsidiaries” of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. Union Bank of California, N.A., has no plans to seek to form any “financial subsidiaries” in the near future.

Bank Secrecy Act.   The banking industry is now subject to significantly increased regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering matters. This may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. For information regarding certain regulatory matters that may adversely affect our ability to expand through acquisitions, see “Regulatory Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sarbanes-Oxley Act.   On July 30, 2002, in response to various high profile corporate scandals, the United States Congress enacted the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of these scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has adopted, and the SEC has approved, additional corporate governance rules. The new rules are intended to allow stockholders to more easily and effectively monitor the performance of companies and directors.

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

In addition, Section 404 of the Sarbanes-Oxley Act and the SEC’s rules and regulations thereunder require our management to evaluate, with the participation of our principal executive and principal financial officers, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. Our management must then provide a report on our internal control over financial reporting that contains, among other things, a statement of their responsibility for establishing and maintaining adequate internal control over financial reporting, and a statement identifying the framework we used to evaluate the effectiveness of our internal control over financial reporting.

In response to these requirements, we have established a Disclosure Committee to monitor compliance with these rules. Membership of the Disclosure Committee is comprised of senior management from throughout our organization whom we believe collectively provide an extensive understanding of our operations. As part of our compliance with Section 302 of the Sarbanes-Oxley Act, we evaluate our internal control process quarterly and we test and assess our internal controls over financial reporting annually, in compliance with Section 404 of the Sarbanes-Oxley Act.

Basel Committee Capital Standards.   The Basel Committee on Banking Supervision (BIS) proposed new international capital standards for banking organizations (Basel II) in June 2004, and the proposal is currently being evaluated by bank supervisory authorities worldwide. Basel II is an effort to update the original international bank capital accord (Basel I), which has been in effect since 1988. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations. The ultimate timing for implementation of Basel II and the specifics of capital assessments for addressing operational risk are still uncertain. The U.S. banking and thrift agencies have issued a joint release outlining a comprehensive plan to incorporate the advanced risk and capital measurement methodologies of Basel II into regulations and supervisory guidance for U.S. institutions. On October 6, 2005, an advance notice of proposed rulemaking, setting forth proposed revisions to the current risk-based capital rules, were issued. These proposed rules are designed to align more closely risk-based capital requirements with the risk inherent in various exposures and may mitigate competitive inequalities that may arise when Basel II is implemented for the most complex internationally active banking organizations. Final regulations are currently expected to be adopted in 2006 and to become effective in 2008. We are evaluating what effect these proposed rules and the new capital requirements that may arise out of a new BIS capital accord may have on our minimum capital requirements. U.S. banking regulators have stated that the ten largest U.S. bank holding companies will be required to adopt the new Basel II standard, and that others may “opt in.” We are not one of the ten largest U.S. bank holding companies.

Customer Information Security.   The Federal Reserve Board and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. The guidelines required each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access or use of such information that could result in substantial harm or inconvenience to any customer. Union Bank of California, N.A., has adopted a customer information security program that has been approved by its Board of Directors.

Privacy.   The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures. Union Bank of California, N.A., implemented a privacy policy effective since the GLB Act became law, pursuant to which all of its existing and new customers are notified of the privacy policies. State laws and regulations designed to protect the privacy and security of customer information also apply to UnionBanCal Corporation and its subsidiaries.

UnionBanCal Corporation and Union Bank of California, N.A. cannot be certain of the effect, if any, of the foregoing legislative and regulatory developments on their business.

See our Consolidated Financial Statements starting on page F-48 for financial information about UnionBanCal Corporation and its subsidiaries.

Future Legislation

Future changes in the laws, regulations, or policies that impact Union Bank of California, N.A., our other subsidiaries and us cannot be predicted and may have a material effect on our business and earnings. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.

Item 1A.   Risk Factors

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

Significant increases in market interest rates could also affect our cost of funds by requiring us to increase the rates we pay on interest bearing deposits and other liabilities and by providing an incentive for depositors to more rapidly move funds into higher yielding deposits and investments. Also, such increases in market rates could have a depressing effect on real estate sales and refinancing transactions which, in turn, could result in a decrease in the deposits from our title and escrow businesses.

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

The continuing war on terrorism could adversely affect U.S. and global economic conditions

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a disruption of U.S. and global economic and financial conditions and could adversely affect business and economic and financial conditions in the U.S. and globally, generally and in our principal markets.

Substantial competition could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources that are well in excess of ours. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively.

Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi UFJ’s controlling ownership of us, laws, regulations and policies adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board , which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates on borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

Refer to “Supervision and Regulation” above and “Regulatory Matters” in our Management Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for discussion of other laws and regulations, including the Bank Secrecy Act and other anti-money laundering laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.

Changes in accounting standards could materially impact our financial statements

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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

Company Factors

Adverse California economic conditions could adversely affect our business

A substantial majority of our assets, deposits and fee income are generated in California, and a substantial majority of our residential real estate loans are in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the pace and scope of the recovery in the technology sector, and the California state government’s continuing budgetary and fiscal challenges. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The California state government continues to face fiscal challenges, the long-term impact of which on the State’s economy cannot be predicted with any certainty.

Adverse economic factors affecting certain industries we serve could adversely affect our business

We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the commercial real estate industry, the communications/media industry, the retail industry, the power industry and the technology industry. Recent increases in fuel prices and energy costs have adversely affected businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

We are not able to offer all of the financial services and products of a financial holding company

Banks, securities firms, and insurance companies can now combine as a “financial holding company.” Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have attained financial holding company status in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi UFJ Financial Group, Inc. would be required to attain financial holding company status in order for us to be able to become a financial holding company. Mitsubishi UFJ Financial Group, Inc. is not presently a financial holding company.

Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ; our interests and those of our minority stockholders may not be the same as those of The Bank of Tokyo-Mitsubishi UFJ

The Bank of Tokyo-Mitsubishi UFJ, a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi UFJ can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi UFJ.

The Bank of Tokyo-Mitsubishi UFJ’s ability to prevent an unsolicited bid for us or any other change in control could also have an adverse effect on the market price for our common stock. A majority of our directors are independent of The Bank of Tokyo-Mitsubishi UFJ and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi UFJ. However, because of The Bank of Tokyo-Mitsubishi UFJ’s control over the election of our directors, we could designate ourselves as a “controlled company” under the New York Stock Exchange rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors.

Possible future sales of our shares by The Bank of Tokyo-Mitsubishi UFJ could adversely affect the market for our stock

The Bank of Tokyo-Mitsubishi UFJ may sell shares of our common stock in compliance with the federal securities laws. By virtue of The Bank of Tokyo-Mitsubishi UFJ’s current control of us, The Bank of Tokyo-Mitsubishi UFJ could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow it to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi UFJ could sell shares of our common stock without registration under certain circumstances, such as in a “private placement.” Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi UFJ sells or transfers shares of our common stock as a block, another person or entity could become our controlling stockholder.

The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group, Inc.’s financial condition could adversely affect our operations

We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc. and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group, Inc. However, The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group, Inc.’s credit ratings may affect our credit ratings. The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc. are also subject to regulatory oversight and review by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns related to the Japanese financial system, The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group, Inc., and other developments concerning The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group, Inc., which may result in capital constraints as well as additional Japanese and U.S. regulatory constraints.

Potential conflicts of interest with The Bank of Tokyo-Mitsubishi UFJ could adversely affect us

The Bank of Tokyo-Mitsubishi UFJ’s view of possible new businesses, strategies, acquisitions, divestitures or other initiatives may differ from ours. This may delay or hinder us from pursuing such initiatives.

Also, as part of The Bank of Tokyo-Mitsubishi UFJ’s normal risk management processes, The Bank of Tokyo-Mitsubishi UFJ manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal Corporation. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of The Bank of Tokyo-Mitsubishi UFJ. We may wish to extend credit or furnish other banking services to the same customers as The Bank of Tokyo-Mitsubishi

UFJ. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi UFJ’s aggregate exposure and marketing policies.

Certain directors’ and officers’ ownership interests in Mitsubishi UFJ Financial Group’s common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi UFJ could create or appear to create potential conflicts of interest, especially since both of us compete in U.S. banking markets.

Restrictions on dividends and other distributions could limit amounts payable to us

As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and nonbank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

Our ability to make acquisitions is subject to regulatory constraints and risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act and the CRA, as described above in “Business—Supervision and Regulation” and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.” Subject to our ability to address successfully these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business. We may not be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, higher than expected deposit attrition, divestitures required by regulatory authorities, the disruption of our business, the potential loss of key employees and unexpected contingent liabilities arising from any business we might acquire. We may not be successful in addressing these or any other significant risks encountered.

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

We rely on third parties for important products and services

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense.

Our business could suffer if we fail to attract and retain skilled personnel

Our success depends, in large part, on our ability to attract and retain key personnel, including executives. Any of our current employees, including our senior management, may terminate their employment with us at any time. Competition for qualified personnel in our industry can be intense. We may not be successful in attracting and retaining sufficient qualified personnel. We may also incur increased expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key personnel.

Significant legal actions could subject us to substantial uninsured liabilities

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory or enforcement actions by our regulators, could involve large monetary claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

Changes in our tax rates could affect our future results

The State of California requires us to file our franchise tax returns as a member of a unitary group that includes Mitsubishi UFJ Financial Group and either all worldwide affiliates or only U.S. affiliates. Our future effective tax rates could be favorably or unfavorably affected by increases or decreases in Mitsubishi UFJ Financial Group’s taxable profits, which in turn are affected by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses or other matters. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws or their interpretation, or by the outcomes of examinations of our income tax returns by the Internal Revenue Service and other tax authorities.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

At December 31, 2005, we operated 315 full service branches in California, 4 full service branches in Oregon and Washington, and 20 international offices, which will be closed during 2006. We own the property occupied by 104 of the domestic offices and lease the remaining properties for periods of five to twenty years.

We own two administrative facilities in San Francisco, two in Los Angeles, and three in San Diego. Other administrative offices in Arizona, California, Illinois, Nevada, New York, Oregon, Virginia, Texas and Washington operate under leases expiring in one to twenty-six years.

Rental expense for branches and administrative premises is described in Note 6 to our Consolidated Financial Statements included in this Annual Report.

Item 3.   Legal Proceedings

We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable.

Grafton Partners LP v. Union Bank of California was commenced in Alameda County Superior Court on March 12, 2003 and was settled on December 23, 2005. The suit concerned a “Ponzi” scheme perpetrated by PinnFund, USA, located in San Diego, California. In accordance with the terms of the settlement, $22 million was paid, $16 million of which was paid by the Company’s insurance carriers. The disposition of this claim did not have a material adverse effect on our financial condition or results of operations.

In addition, we believe the disposition of all other claims currently pending will also not have a material adverse effect on our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information pertains to our executive officers as of December 31, 2005:

Executive Officer	Age	Principal Occupations For The Past Five Years
Tetsuo Shimura	67

Mr. Shimura has served as Chairman of UnionBanCal Corporation and Union Bank of California, N.A. since October 2003. He previously served on the Boards of Directors of UnionBanCal Corporation and Union Bank of California, N.A. from June 1997 to July 1998. Mr. Shimura has served in the following positions at The Bank of Tokyo-Mitsubishi UFJ, Ltd.: Deputy President from July 2001 to June 2003, Chief Executive, Global Corporate Banking Business Unit from July 2000 to July 2001 and Senior Managing Director from June 1998 to July 2001. Mr. Shimura has been a director of UnionBanCal Corporation and Union Bank of California, N.A. since October 2003.

Takashi Morimura	53

Mr. Morimura has served as President and Chief Executive Officer of UnionBanCal Corporation and Union Bank of California, N.A., since May 2005 and served as Vice Chairman of UnionBanCal Corporation and Union Bank of California, N.A., from July 2004 to May 2005. Mr. Morimura served as General Manager, Global Corporate Banking IT Planning Office of The Bank of Tokyo-Mitsubishi UFJ, Ltd. from July 2000 to June 2004, and as Deputy General Manager, Overseas Planning Division of The Bank of Tokyo-Mitsubishi UFJ, Ltd. from September 1999 to June 2000. Mr. Morimura was elected a non-board member Director of The Bank of Tokyo-Mitsubishi UFJ, Ltd. in June 2002 and a non-board member Managing Director of The Bank of Tokyo-Mitsubishi UFJ, Ltd. in May 2005. Mr. Morimura has been a Director of UnionBanCal Corporation and Union Bank of California. N.A. since July 2004.

Philip B. Flynn	48

Mr. Flynn has served as Vice Chairman and Chief Operating Officer of UnionBanCal Corporation and Union Bank of California, N.A., since March 2005. He served as Vice Chairman and head of the Commercial Financial Services Group of UnionBanCal Corporation and Union Bank of California, N.A., from April 2004 to March 2005. He served as Executive Vice President and Chief Credit Officer of UnionBanCal Corporation and Union Bank of California, N.A., from September 2000 to April 2004, as Executive Vice President and head of Specialized Lending from May 2000 to September 2000 and as Executive Vice President and head of the Commercial Banking Group from June 1998 to May 2000. Mr. Flynn has been a Director of UnionBanCal Corporation and Union Bank of California, N.A. since April 2004.

David I. Matson	61

Mr. Matson has served as Vice Chairman and Chief Financial Officer of UnionBanCal Corporation and Union Bank of California, N.A. since March 2005 and served as Executive Vice President and Chief Financial Officer of UnionBanCal Corporation and Union Bank of California, N.A. from July 1998 to March 2005.

Executive Officer	Age	Principal Occupations For The Past Five Years
Masashi Oka	50

Mr. Oka has served as Vice Chairman, Administration & Support of UnionBanCal Corporation and Union Bank of California, N.A., since July 2005. Beginning in 1998, Mr. Oka held the following positions with The Bank of Tokyo-Mitsubishi UFJ, Ltd.: Chief Manager, Corporate Banking Division No. 2 until April 2001; General Manager, Syndications Office, Structured Finance Division until October 2002; General Manager, Global Syndications Office, Debt Finance Division until June 2004; and General Manager & Global Head, Syndicated Finance Division until May 2005. From April 2005 until June 2005, Mr. Oka was Chairman of the Japan Syndication and Loan-Trading Association. Mr. Oka has been a non-board member Director of The Bank of Tokyo-Mitsubishi UFJ, Ltd. since June 2005. Mr. Oka has been a Director of UnionBanCal Corporation and Union Bank of California, N.A. since October 2005.

Linda F. Betzer	59	Ms. Betzer has served as Executive Vice President and head of the Operations and Customer Services Group of UnionBanCal Corporation and Union Bank of California, N.A. since January 2000.
JoAnn M. Bourne	50

Ms. Bourne has served as Executive Vice President since April 2000 and as head of the Commercial Deposits and Treasury Management Group of UnionBanCal Corporation and Union Bank of California, N.A. since April 2003. She served as head of the Commercial Banking Group from January 2002 to April 2003 and managed the Commercial Deposit Services Division from June 1997 to January 2002.

Bruce H. Cabral	50

Mr. Cabral has served as Executive Vice President since March 2000 and as Chief Credit Officer of UnionBanCal Corporation and Union Bank of California, N.A. since April 2004. He served as Deputy Chief Credit Officer from November 2002 until April 2004. Prior to this position, Mr. Cabral was a Senior Credit Officer responsible for Real Estate Lending and National Banking.

Paul E. Fearer	62	Mr. Fearer has served as Executive Vice President and Director of Human Resources of UnionBanCal Corporation and Union Bank of California, N.A. since April 1996.
Ronald H. Kendrick	64

Mr. Kendrick has served as Executive Vice President and head of the Community Banking Group of UnionBanCal Corporation and Union Bank of California, N.A. since December 2000. He served as Executive Vice President and Southern California Area Executive of Union Bank of California, N.A. from March 1994 to December 2000.

John H. McGuckin, Jr.	59

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

Executive Officer	Age	Principal Occupations For The Past Five Years
James Yee	52

Mr. Yee has served as Executive Vice President and Chief Information Officer for UnionBanCal Corporation and Union Bank of California, N.A. since May 2005. Prior to joining UnionBanCal Corporation, he served as Senior Vice President, Information Technology, for Charles Schwab & Company from April 2004 to April 2005 and Senior Vice President and Chief Information Officer of Pacific Exchange, Inc. from April 2000 to March 2003.

The term of office of an executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There are no family relationships among the executive officers.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2006, our common stock was held by 3,032 stockholders of record. At December 31, 2005, The Bank of Tokyo-Mitsubishi UFJ held approximately 63 percent of our common stock. During 2004 and 2005, the average daily trading volume of our common stock was 263,184 shares and 308,178 shares, respectively. At December 31, 2003, 2004 and 2005, our common stock closed at $57.54 per share, $64.48 per share, and $68.72 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2004 and 2005.

	2004		2005
	High	Low	High	Low
First quarter	$58.26	$50.80	$63.99	$59.70
Second quarter	57.59	49.51	68.00	58.00
Third quarter	59.79	56.24	71.97	66.38
Fourth quarter	64.78	59.10	70.45	65.68

The following table presents quarterly per share cash dividends declared for 2004 and 2005:

	2004	2005
First quarter	$0.31	$0.36
Second quarter	0.36	0.41
Third quarter	0.36	0.41
Fourth quarter	0.36	0.41

On October 26, 2005, our Board of Directors approved a quarterly common stock dividend of $0.41 per share for the fourth quarter of 2005. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

We offer a dividend reinvestment and stock purchase plan that allows stockholders to reinvest dividends in our common stock at market price. The Bank of Tokyo-Mitsubishi UFJ did not participate in the plan during 2004 and 2005. For further information about this plan, see Note 15 to our Consolidated Financial Statements included in this Annual Report.

Our ability to declare and pay dividends is affected by certain regulatory restrictions. See Note 20 to our Consolidated Financial Statements included in this Annual Report.

The following table presents repurchases by us of our equity securities during the fourth quarter 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 2005 (October 25-31, 2005)	149,200	$67.47	149,200	$152,012,772
November 2005 (November 1-17, 2005)	327,000	$67.29	327,000	$130,009,370
December 2005 (December 5-31, 2005)	410,000	$67.50	410,000	$102,334,370	(1)
Total	886,200	$67.42	886,200

(1)    In the fourth quarter of 2005, UnionBanCal Corporation used $59.7 million from the $200 million repurchase program announced April 21, 2005.

Item 6.   Selected Financial Data

See page F-1 of this Annual Report.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

See pages F-1 through F-47 of this Annual Report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

See pages F-33 through F-37 of this Annual Report.

Item 8.   Consolidated Financial Statements and Supplementary Data

See pages F-48 through F-109 of this Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls.   Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Internal Controls Over Financial Reporting.   Management’s Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page F-111. The Report of Independent Registered Public Accounting Firm is presented on page F-112. During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Reference is made to the information contained in the section entitled “Election of Directors-Nominees” of our Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. See “Executive Officers of the Registrant” on pages 18 - 20 of this Annual Report for information regarding executive officers of UnionBanCal Corporation.

UnionBanCal Corporation has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are L. Dale Crandall (Chair), David R. Andrews, Michael J. Gillfillan, Mary S. Metz and Dean A. Yoost, all of whom are independent under the New York Stock Exchange Corporate Governance Rules. Of these Audit Committee members, Mr. Crandall is an audit committee financial expert as determined by the Board of Directors within the applicable definition of the Securities and Exchange Commission.

Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the text under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders.

Corporate Governance

We have adopted the following:

•       A Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller;

•       Business Standards for Ethical Conduct, which is a code of ethics and conduct applicable to all officers and employees;

•       A Code of Ethics applicable to directors of UnionBanCal Corporation and Union Bank of California, N.A.;

•       Corporate Governance Guidelines to promote the effective functioning of the activities of the UnionBanCal Corporation Board of Directors and to promote a common set of expectations as to how the Board, its Committees, individual directors and management should perform their functions; and

•       Charters for the Committees of the Board, including the Audit Committee, Corporate Governance Committee and Executive Compensation & Benefits Committee.

A copy of each of these committee charters, Codes of Ethics, Business Standards for Ethical  Conduct and Corporate Governance Guidelines is posted on our website, or is available, without charge, upon the written request of any stockholder directed to the Secretary of UnionBanCal Corporation, 400 California Street, San Francisco, California 94104-1302. We intend to disclose promptly any amendment to, or waiver from any provision of, the Code of Ethics applicable to senior financial officers, and any waiver from any provision of the Code of Ethics applicable to directors or the Business Standards for Ethical Conduct applicable to executive officers, on our website. Our website address is www.uboc.com.

Item 11.   Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders. Additional information regarding our directors is incorporated by reference from the text under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of the equity stock of UnionBanCal Corporation by certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and  “Security Ownership by Management” in the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders.

The following table provides information relating to our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation approved by stockholders	8,696,589	$45.26	5,445,979
Equity compensation not approved by stockholders	—	—	—
	8,696,589	$45.26	5,445,979

All equity compensation plans have been approved by our stockholders. At December 31, 2005, there were 5,445,979 shares of common stock available for future issuance as either stock options or restricted stock under the Stock Plans. For additional information concerning our equity compensation plans, see Note 16 to our Consolidated Financial Statements included in this Annual Report.

Item 13.   Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. is incorporated by reference from the text under the caption “Transactions with Management and Others” of the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders.

Item 14.   Principal Accounting Fees and Services

Reference is made to the information contained in the section entitled, “Ratification of Selection of Independent Registered Public Accounting Firm” of the Proxy Statement for our April 26, 2006 Annual Meeting of Stockholders for incorporation by reference of information concerning principal accounting fees and services.

PART IV

Item 15.   Exhibits and Consolidated Financial Statement Schedules

(a)(1)   Financial Statements

Our Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are set forth on pages F-49 through F-113. (See index on page F-48).

(a)(2)   Financial Statement Schedules

All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3)   Exhibits

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and the First National Bank of Chicago, as Trustee, dated February 19, 1999(2)
4.2	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.3	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	UnionBanCal Corporation Management Stock Plan*(4)
10.2	Union Bank of California Deferred Compensation Plan*(5)
10.3	Union Bank of California Senior Management Bonus Plan*(6)
10.4	Union Bank of California, N.A. Supplemental Executive Retirement Plan*(7)
10.5	Union Bank Financial Services Reimbursement Program*(8)
10.6	1997 UnionBanCal Corporation Performance Share Plan*(9)
10.7	Form of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(10)
10.8	Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. dated October 1, 1997*(11)
10.9	Year 2000 UnionBanCal Corporation Management Stock Plan*(12)
10.10	Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(13)
10.11	Form of 2004 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(14)
10.12	Form of 2004 Nonqualified Stock Option Agreement for Non-employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(15)
10.13	Terms and Conditions Applicable to Non-employee Director Stock Unit Awards under the Year 2000 UnionBanCal Corporation Management Stock Plan*(16)

10.14	Forms of Restricted Stock Agreement for Non-employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(27)
10.15	Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers*(17)
10.16	Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(18)
10.17	Union Bank of California, N.A. Separation Pay Plan*(19)
10.18	Philip B. Flynn Employment Agreement (effective April 1, 2004)*(20)
10.19	Philip B. Flynn Amendment of Employment Agreement (effective May 1, 2005)*(21)
10.20	David I. Matson Employment Agreement (effective January 1, 1998)*(22)
10.21	David I. Matson Amendment of Employment Agreement (effective May 1, 2005)*(23)
10.22	Written Descriptions of Compensation Arrangements for UnionBanCal Non-Employee Directors*(24)
10.23	Written Description of Compensation Arrangements for Union Bank of California, N.A. Non-Employee Directors*(25)
10.24

Purchase and Assumption Agreement by and among Union Bank of California N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(26)

10.25	Repurchase Agreement between UnionBanCal Corporation and The Bank of Tokyo Mitsubishi, Ltd., dated as of February 23, 2005(27)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(27)
21.1	Subsidiaries of the Registrant(27)
23.1	Consent of Deloitte & Touche LLP(27)
24.1	Power of Attorney(27)
24.2	Resolution of Board of Directors(27)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

(1)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003(SEC File No. 001-15081).

(2)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated February 19, 1999 (SEC File No. 000-28118).

(3)  Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(4)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

(5)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

(6)  Incorporated by reference to Exhibit C to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 27, 2001 (SEC File No. 001-15081).

(7)  Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

(8)  Incorporated by reference to Exhibit 10.14 to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 000-28118).

(9)  Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (SEC File No. 001-15081).

(10) Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(11) Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

(12) Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 25, 2005 (SEC File No. 001-15081).

(13) Incorporated by reference to Exhibit 10.4 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(14) Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(15) Incorporated by reference to Exhibit 10.5 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(16) Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(17) Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-15081).

(18) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-15081).

(19) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(20) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 001-15081).

(21) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

(22) Incorporated by reference to Exhibit 10.13 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-15081)

(23) Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

(24) Incorporated by reference to (i) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 27, 2005 (SEC File No. 001-15081) and (ii) Item 1 of the UnionBanCal Corporation Current Report on Form 8-K dated October 26, 2005 (SEC File No. 001-15081).

(25) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 7, 2005 (SEC File No. 001-15081).

(26) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-15081).

(27) Provided herewith.

   * Management contract or compensatory plan, contract or arrangement.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2001	2002	2003	2004	2005
Results of operations:
Net interest income(1)	$1,498,342	$1,544,284	$1,550,057	$1,627,761	$1,843,466
(Reversal of) provision for loan losses	289,970	175,000	72,799	(45,757)	(50,683)
Noninterest income	611,229	621,516	712,956	912,823	804,787
Noninterest expense	1,148,878	1,252,356	1,363,934	1,473,589	1,607,246
Income before income taxes(1)	670,723	738,444	826,280	1,112,752	1,091,690
Taxable-equivalent adjustment	2,057	2,587	2,553	3,745	4,352
Income tax expense	216,101	231,190	271,193	398,933	356,698
Income from continuing operations	452,565	504,667	552,534	710,074	730,640
Income from discontinued operations, net of taxes	28,863	23,236	34,605	22,460	132,293
Net income	$481,428	$527,903	$587,139	$732,534	$862,933
Per common share:
Basic earnings:
From continuing operations	$2.87	$3.26	$3.71	$4.81	$5.04
Net income	3.05	3.41	3.94	4.96	5.95
Diluted earnings:
From continuing operations	2.85	3.23	3.67	4.72	4.94
Net income	3.04	3.38	3.90	4.87	5.84
Dividends(2)	1.00	1.09	1.21	1.39	1.59
Book value (end of period)	22.66	24.94	25.66	28.93	31.62
Common shares outstanding (end of period)	156,483,511	150,702,363	145,758,156	148,359,918	144,207,072
Weighted average common shares outstanding (basic)	157,844,745	154,757,817	148,917,249	147,767,238	145,109,058
Weighted average common shares outstanding (diluted)	158,623,454	156,414,940	150,645,193	150,302,831	147,791,565
Balance sheet (end of period):
Total assets	$36,038,746	$40,169,773	$42,498,467	$48,098,021	$49,416,002
Total loans	23,943,697	25,255,413	24,375,156	29,109,415	33,095,595
Nonaccrual loans	491,885	336,689	280,361	142,573	58,892
Nonperforming assets	492,482	337,404	286,050	149,855	61,645
Total deposits	26,960,064	31,110,985	33,947,806	38,719,506	40,082,239
Medium and long-term debt	399,657	418,360	820,488	816,113	801,095
Junior subordinated debt	—	—	363,940	15,790	15,338
Trust preferred securities	363,928	365,696	—	—	—
Stockholders’ equity	3,546,242	3,758,189	3,740,436	4,292,244	4,559,700
Balance sheet (period average):
Total assets	$33,275,190	$34,615,481	$38,572,615	$43,158,714	$47,610,818
Total loans	24,945,204	24,643,533	24,927,797	26,047,852	31,452,606
Earning assets	30,228,732	31,676,523	34,925,332	39,033,107	42,796,688
Total deposits	25,155,280	27,321,455	32,016,157	36,006,833	39,543,986
Stockholders’ equity	3,467,719	3,739,530	3,831,032	4,050,202	4,280,085
Financial ratios:
Return on average assets:
From continuing operations	1.36%	1.46%	1.43%	1.65%	1.53%
Net income	1.45	1.53	1.52	1.70	1.81
Return on average stockholders’ equity:
From continuing operations	13.05	13.50	14.42	17.53	17.07
Net income	13.88	14.12	15.33	18.09	20.16
Efficiency ratio(3)	54.46	57.82	60.27	57.95	60.75
Net interest margin(1)	4.96	4.88	4.44	4.17	4.31
Dividend payout ratio	34.84	33.44	32.61	28.90	31.55
Tangible equity ratio	9.62	8.93	8.20	7.94	8.31
Tier 1 risk-based capital ratio	11.47	11.18	11.31	9.71	9.17
Total risk-based capital ratio	13.35	12.93	14.14	12.17	11.10
Leverage ratio	10.53	9.75	9.03	8.09	8.39
Allowances for credit losses to total loans(4)	2.65	2.41	2.19	1.65	1.32
Allowances for credit losses to nonaccrual loans(4)	129.00	180.94	190.08	337.74	743.58
Net loans charged off (recovered) to average total loans	1.08	0.84	0.64	0.09	(0.01)
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	2.06	1.34	1.17	0.51	0.19
Nonperforming assets to total assets	1.37	0.84	0.67	0.31	0.12

(1)    Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)    Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)    The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(4)    Includes allowance for losses on off-balance sheet commitments.

This report includes forward looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part I Item 1A “Risk Factors” for a discussion of some factors that may cause results to differ.

You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2003, 2004 and 2005 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Annual Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

Introduction

We are a California-based, commercial bank holding company with consolidated assets of $49.4 billion at December 31, 2005. At December 31, 2005, The Bank of Tokyo-Mitsubishi UFJ our majority owner, owned approximately 63 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our 2005 results and that could impact our future results. We ask that you carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

We experienced strong growth in loans and deposits during 2005. Average loans grew by $5.4 billion with a balanced portfolio mix while average core deposits grew by over $3.5 billion. Core deposits are noninterest and interest bearing deposits, excluding large time deposits. During 2005, we were one of the very few large banks to expand our net interest margin which increased by 14 basis points for the full year. Our deposit gathering and the resultant net interest margin are hallmarks of our franchise. While deposit-gathering were challenges for most banks, we maintained our high level of average deposit balances throughout 2005.

Throughout 2005, our overall credit quality continued its improving trend, which allowed us to reverse $47 million of our provision for credit losses (provision for loan and off-balance sheet commitment losses combined) even while average loans grew 21 percent over December 31, 2004. Our nonaccrual loans total $59 million compared to $143 million at December 31, 2004. Loan payoffs and charge-offs, loans sales, the resumption to accrual status and a decline in new inflows contributed to the decline in nonaccrual loans.

For the year ended December 31, 2005, our net interest income rose 13 percent compared to the year ended December 31, 2004. Our net interest income growth reflects the impact of higher interest rates and increased average loan balances primarily from strong loan demand and the Jackson Federal Bank acquisition in October 2004 and a substantial increase in deposits, offset by lower income from our derivative hedges. During 2005, we sold $1.5 billion in agency securities with an average yield of 2.66 percent in order to rebalance our securities portfolio. We are reinvesting $1 billion of the proceeds into AAA-rated non-agency mortgage-backed securities, which was completed in February 2006. This action and gradual increases in interest rates coupled with anticipated growth in our commercial loan portfolio should continue to positively impact our net interest income in 2006.

Noninterest income declined in 2005 compared with 2004. Excluding the $102 million in gains related to the sale of our merchant card portfolio and a building in 2004, our noninterest income declined by $6 million as a result of lower service charges on our deposit accounts, card processing fees and a $50 million loss on sales of securities available for sale offset by increases in trust and investment management fees and merchant banking fees.

Noninterest expense grew during 2005 compared with 2004, primarily from merit increases and incentives and vendor billings in 2005 and from the investments we made in bank acquisitions and de novo branches in 2004. We believe that the investments we made in our banking activities will bring opportunities for growth in our business by increasing our customer base and expanding the services we provide.

During 2005, we continued our practice of returning excess capital to our shareholders by repurchasing $389 million of our common shares in the open market, including $200 million from our majority stockholder, The Bank of Tokyo-Mitsubishi UFJ, and by increasing our cash dividend to $0.41 per share per quarter.

In October 2005, we sold our international correspondent banking business for $245 million and recorded a pretax gain of $229 million after direct costs associated with the transaction of $4 million and a foreign currency translation adjustment of $12 million, which was reclassified from accumulated other comprehensive income and included in noninterest income. We will continue to operate this business during a transition period, and expect to exit from the international correspondent banking business during the second quarter 2006. Additionally, we expect no material impact on our future earnings per share as a result of this sale. This transaction has been accounted for as a discontinued operation; therefore, all subsequent discussion of our results is focused on continuing operations unless otherwise stated.

Discontinued Operations

During the third quarter 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consisted of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. We will continue to operate this business over a transition period that may extend through second quarter 2006.

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities from discontinued operations, see Note 2 “Discontinued Operations” to the Consolidated Financial Statements included in this Annual Report.

Included in our net income are the net results of our discontinued operations. For the years ended December 31, 2004 and 2005, income from discontinued operations included the following:

	For the years ended December 31,
(Dollars in thousands)	2004	2005
Net interest income	$21,207	$20,252
Provision for loan losses	10,757	6,683
Noninterest income	76,482	298,725
Noninterest expense	50,593	106,712
Income from discontinued operations before income taxes	36,339	205,582
Income tax expense	13,879	73,289
Income from discontinued operations	$22,460	$132,293

Net interest income for the years ended 2004 and 2005, included the allocation of interest expense from continuing operations of approximately $0.8 million and $15.5 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period. Included in noninterest income was the recognition of the $228.8 million net gain on the sale of this business. Included in noninterest expense for the year ended December 31, 2005 was approximately $22.0 million of severance expense and $3 million of impairment on software in development. In addition, compliance related expenses were $2.1 million and $32.8 million for the years ended December 31, 2004 and 2005, respectively. We expect to spend approximately $10 million on compliance related actiivities during 2006. Expenses related to the termination of lease contracts related to this business are not included in these results. Upon ceasing to use the leased premises during the first six months of 2006, we expect to record lease premise related expenses. We do not believe the amount of this expense will be material.

The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Policies

General

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally energy, foreign exchange, interest rate swap and interest rate option contracts, although we could enter into other types of derivative contracts. We value these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Our most significant estimates are approved by our Chief Executive Officer (CEO) Forum, which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Annual Report. The following describes our most critical accounting policies and our basis for estimating the allowances for credit losses, pension obligations and asset impairment.

Allowances for Credit Losses

The allowances for credit losses, which consist of the allowances for loan and off-balance sheet commitment losses are estimates of the losses that may be sustained in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded commitments, commercial letters of credit, and financial guarantees. The allowances are based on two principles of accounting: (1) Statement of

Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowances for credit losses have four components: the formula allowance, the specific allowance, the unallocated allowance and the allowance for off-balance sheet commitments, which is included in other liabilities. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include any data that makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for conditions that more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, as well as to industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of the likelihood of draw. At December 31, 2005, our allowance for loan losses was $352 million and our allowance for off-balance sheet commitments was $86 million, based upon our assessment of the probability of loss. For further information regarding our allowance for loan losses, see “Allowances for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pension Obligations

Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 9 to our Consolidated Financial Statements included in this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual benefit expense are determined by independent actuaries and through key assumptions. Key assumptions in measuring the plan obligations are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. In determining the discount rate, we use the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the future benefit payments. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. The 2005 net periodic pension cost was $36 million, which increased over the 2004 net periodic pension cost of $22 million primarily due to a decrease in the assumed discount rate from 6.25 percent to 5.75 percent. This drop in the discount rate accounted for most of the $87.8 million actuarial loss included in our pension benefit obligation at December 31, 2005. The unrecognized net actuarial loss increased by $63.4 million, which will result in $6.6 million of additional pension expense included in our 2006 results. Of the total $384 million of unrecognized net actuarial loss as of December 31, 2005, approximately $290 million will be subject to amortization over 9.6 years. The remaining $94 million is not currently subject to amortization. The unrecognized net actuarial loss resulted from differences between expected and actual assumptions of rate of return on plan assets and the discount rate. Included in the 2006 net periodic pension cost will be $30 million of amortization related to the unrecognized net actuarial loss. We estimate our total 2006 net periodic pension cost will be approximately $37 million, assuming a 2006 contribution of $100 million. The primary reason for the increase in net periodic pension cost for 2006 compared to 2005 is the decrease in the assumed discount rate from 5.75 percent to 5.50 percent. The 2006 estimate for net periodic pension cost was actuarially determined using a discount rate of 5.50 percent, an expected return on plan assets of 8.25 percent and an expected compensation increase assumption of 4.70 percent. A 50 basis point increase in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would decrease (increase) 2006 periodic pension cost by $14.1 million, $6.9 million, and ($4.6) million, respectively. A 50 basis point decrease in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2006 periodic benefit cost by $12.6 million, $6.9 million, and ($4.7) million, respectively.

Asset Impairment

We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses, and other-than-temporary impairment in our securities portfolio. We test goodwill from our acquisitions for impairment at least annually or more frequently if events or circumstances indicate that there may be cause for conducting an interim test. In testing for a potential impairment of goodwill, we estimated the fair value of each of our reporting units (generally defined as the level in which segment performance is analyzed) and compared this value to the carrying value of each reporting unit. The estimated fair value of goodwill was established using a market approach method for our banking units and a discounted cash flow model for our trust and insurance service units. We determined that the estimated fair value of each reporting unit was greater than its carrying value, therefore no impairment existed for the year ended 2005. Quarterly, we test our private capital investments for impairment by reviewing the investee’s business model, current and projected financial performance, liquidity and overall economic and market conditions. In addition, we test our debt securities below Aa investment grade for impairment quarterly and during 2005 we recognized $0.6 million of other-than-temporary impairment in the collateralized loan obligation (CLO) portfolio. Impairment testing of these securities requires the use of a number of assumptions related to cash flows, recovery rates, default rates, market valuations and reinvestment of cash flows during the reinvestment period. This portfolio of securities is highly diversified, which we believe should mitigate the risk that downturns in any one industry segment will significantly impair the portfolio. Our higher grade debt securities are not tested for other-than-temporary impairment since we have the ability and intent to hold them until our cost has been recovered.

Financial Performance

Summary of Financial Performance

				Increase (Decrease)
				2004 versus 2003		2005 versus 2004
(Dollars in thousands)	2003	2004	2005	Amount	Percent	Amount	Percent
Results of Operations
Net interest income(1)	$1,547,504	$1,624,016	$1,839,114	$76,512	4.9%	$215,098	13.2%
Noninterest income
Service charges on deposit accounts	304,717	335,207	323,865	30,490	10.0	(11,342)	(3.4)
Trust and investment management fees	136,347	153,083	173,518	16,736	12.3	20,435	13.3
Insurance commissions	62,652	77,874	78,915	15,222	24.3	1,041	1.3
Securities losses, net	(1,851)	(12,085)	(50,039)	(10,234)	nm	(37,954)	nm
Gain on private capital investments, net	(128)	26,278	27,187	26,406	nm	909	3.5
Gain on sale of merchant card portfolio	—	93,000	—	93,000	nm	(93,000)	nm
Other noninterest income	211,219	239,466	251,341	28,247	13.4	11,875	5.0
Total noninterest income	712,956	912,823	804,787	199,867	28.0	(108,036)	(11.8)
Total revenue	2,260,460	2,536,839	2,643,901	276,379	12.2	107,062	4.2
(Reversal of) provision for loan losses(2)	72,799	(45,757)	(50,683)	118,556	nm	4,926	10.8
Noninterest expense
Salaries and employee benefits	780,740	848,717	934,354	67,977	8.7	85,637	10.1
Net occupancy	120,434	127,720	141,299	7,286	6.0	13,579	10.6
Outside services	65,088	74,978	117,190	9,890	15.2	42,212	56.3
Provision for losses on off-balance sheet commitments(2)	—	—	4,000	—	—	4,000	nm
Other noninterest expense	397,672	422,174	410,403	24,502	6.2	(11,771)	(2.8)
Total noninterest expense	1,363,934	1,473,589	1,607,246	109,655	8.0	133,657	9.1
Income from continuing operations before
income taxes	823,727	1,109,007	1,087,338	285,280	34.6	(21,669)	(2.0)
Income tax expense	271,193	398,933	356,698	127,740	47.1	(42,235)	(10.6)
Income from continuing operations	552,534	710,074	730,640	157,540	28.5	20,566	2.9
Income from discontinued operations before
income taxes	56,239	36,339	205,582	(19,900)	(35.4)	169,243	nm
Income tax expense	21,634	13,879	73,289	(7,755)	(35.8)	59,410	nm
Income from discontinued operations	34,605	22,460	132,293	(12,145)	(35.1)	109,833	nm
Net income	$587,139	$732,534	$862,933	$145,395	24.8%	$130,399	17.8%

(1)    Net interest income does not include any adjustments for fully taxable equivalence.

(2)    Beginning in 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated for this change.

nm = not meaningful

The primary contributors to our continuing operations financial performance for 2005 compared to 2004 are presented below.

•  Our net interest income was favorably influenced by higher earning asset volumes in each of our major loan categories, higher average yields on our earning assets and strong deposit growth. Offsetting these positive influences to our net interest margin were higher rates on interest bearing liabilities and lower hedge income (See our discussion under “Net Interest Income.”)

•  The reversal of our provision for loan losses in 2005 is primarily due to improving credit quality, which is highly influenced by improvements in our commercial loan portfolio. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be reaching its peak. (See our discussion under “Allowances for Credit Losses.”)

•  Our noninterest income was impacted by several factors:

—     In May 2004, we sold our merchant card portfolio to NOVA Information Systems. The sale of our merchant card portfolio reflects our ongoing effort to sharpen our strategic focus. Additionally, the long-term marketing alliance we formed with NOVA will provide us with marketing fees in the future;

—     A loss of $50.1 million on the sale of $1.5 billion of government agency securities in our available for sale portfolio during 2005. The sales occurred as a result of our decision to rebalance our portfolio by diversifying our agency concentration risk, with the intent of reinvesting in AAA-rated non-agency mortgage-backed securities and to fund our expected loan growth;

—     Service charges on deposit accounts decreased primarily due to lower account analysis fees, stemming from an increase in the earnings credit rate on commercial deposit balances;

—     Trust and investment management fees increased from 2004 due to the impact of our acquisition of CNA Trust’s (renamed TruSource) assets in August 2004 and the purchase of a trust asset portfolio of an affiliate in December 2004, as well as higher servicing fees related to increased assets under administration. Managed assets increased by 6 percent and non-managed assets increased by 2 percent from 2004 to 2005. Total assets under administration increased by 2 percent, to $209 billion, by December 31, 2005; and

—     Other noninterest income increased, including company-owned life insurance (COLI) income of $7.4 million, which was previously reported as an offset to noninterest expense in 2004; higher merchant banking fees of $4.3 million (mostly related to higher syndication fees); and $3.5 million in miscellaneous income including a $1.2 million bonus from NOVA due to strong results from our marketing alliance; partly offset by lower card processing fees of $9.0 million due to the sale of our merchant card portfolio in May 2004.

•  Contributing to our higher noninterest expense were several factors:

—     Salaries and employee benefits increased mostly from:

•  acquisitions and new branch openings, which accounted for approximately 18 percent of the increase in our salaries and other compensation;

•  higher performance-related incentive expense from goal achievements and the increased amortization of restricted stock;

•  annual merit increases; and

•  higher employee benefits expense mainly due to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 6.25 percent for 2004 to 5.75 percent for 2005) and the change in the classification of COLI income to other noninterest income, which was $6.3 million in 2004 (previously reported as employee benefits expense in the prior year);

—     Net occupancy costs increased primarily due to charges associated with the consolidation of offices in San Francisco and acquisitions and new branch openings;

—     Outside services expense increased primarily as a result of higher costs of services related to title and escrow balances stemming from a higher earnings credit rate and higher balances in 2005;

—     Provision for losses on off-balance sheet commitments increased $4.0 million primarily as a result of growth in the level of commitments; and

—     Other noninterest expense decreased mainly due to a decrease in expenses related to litigation and professional consulting expenses compared to 2004 and net foreclosed asset income of $5.6 million as a result of gains on the sales of OREO, partly offset by higher software expenses related to the purchase and development of software to support key technology initiatives and higher expenses related to our acquisitions.

The primary contributors to our continuing operations financial performance for 2004 compared to 2003 are presented below.

•  The reversal of our provision for loan losses in 2004 reflected the improvement in credit quality in our commercial loan portfolio. Reductions in criticized and classified credits resulted from pay-offs, loan grade improvements, and loan sales, which reduced our allowances for credit losses. (See our discussion under “Allowances for Credit Losses.”)

•  Our net interest income was negatively impacted by generally lower yields on our earning assets, resulting in a lower average yield of 34 basis points on average earning assets, as well as lower hedge income of $66 million. Net interest income was favorably influenced, however, by higher earning asset volumes, including a higher mix of residential mortgages and securities. Strong deposit growth, including an attractive mix of average noninterest bearing deposits to total deposits, also contributed favorably to our net interest income, which included lower hedge income of $2 million. (See our discussion under “Net Interest Income.”)

•  Our noninterest income was impacted by several factors:

—     Service charges on deposit accounts rose primarily from an increase in average demand deposits (excluding title and escrow deposits) over 2003 and higher overdraft and ATM transaction fees;

—     Insurance commissions increased mostly from our 2003 insurance agency acquisitions;

—     Private capital investments had net gains of $26.3 million in 2004 compared to net loss of $0.1 million in 2003 as market valuations stabilized and private capital investments were sold;

—     Trust and investment management fees increased from 2003 due to the impact of our acquisition of CNA Trust’s (renamed TruSource) assets in August 2004 and higher servicing fees related to increased assets under administration. Managed assets increased by 7 percent and non-managed assets increased by 36 percent compared to 2003. Total assets under administration increased by 33 percent, to $204 billion, by December 31, 2004, partly resulting from our acquisition of the corporate trust portfolio from our affiliate, BTMU Trust Company, New York, in December 2004;

—     In May 2004, we sold our merchant card portfolio to NOVA Information Systems; and

—     A loss of $13.3 million on the sale of $1.0 billion of agency securities in our available for sale portfolio in 2004. The sale occurred as a result of our decision to use liquidity from low-yielding securities to fund loan growth and to increase overall asset-sensitivity in the balance sheet.

•  Contributing to our higher noninterest expense were several factors:

—     Salaries and employee benefits increased mostly from:

•  Acquisitions and new branch openings;

•  annual merit increases; and

•  increased employee benefits expense due to acquisitions and new branch openings and higher pension expense;

—     Net occupancy costs increased mostly from our acquisitions and new branch openings, partly offset by a $5.5 million write-off of certain leasehold improvements recognized in the prior year; and

—     Other noninterest expense rose in 2004 as a result of our strategy to diversify our sources of earnings and broaden our branch network through acquisitions and new branch openings and our continued development of online capabilities to complement physical distribution through purchased software. In addition, we experienced higher expenses for customer vendor bills paid by us as a result of a higher earnings credit rate on deposits and increased litigation costs.

Net Interest Income

The table below shows the major components of net interest income and net interest margin for the periods presented.

	Years Ended December 31,
	2003			2004			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans:(2)
Domestic	$24,864,760	$1,371,481	5.52%	$25,916,631	$1,362,229	5.26%	$31,238,894	$1,792,513	5.74%
Foreign(3)	63,037	3,518	5.58	131,221	6,209	4.73	213,712	10,340	4.84
Securities—taxable	8,709,564	345,900	3.97	11,701,866	422,047	3.61	10,262,274	392,452	3.82
Securities—tax-exempt	40,962	4,003	9.77	68,399	5,551	8.12	66,178	5,323	8.04
Interest bearing deposits in banks	36,754	296	0.81	201,716	3,417	1.69	112,247	2,676	2.38
Federal funds sold and securities purchased under resale agreements	893,369	10,203	1.14	719,714	9,189	1.28	610,735	20,535	3.36
Trading account assets	316,886	3,599	1.14	293,560	3,778	1.29	292,648	4,494	1.54
Total earning assets	34,925,332	1,739,000	4.98	39,033,107	1,812,420	4.64	42,796,688	2,228,333	5.21
Allowance for loan losses(4)	(576,901)			(513,165)			(389,398)
Cash and due from banks	2,123,899			2,171,838			2,247,905
Premises and equipment, net	503,981			507,503			520,084
Other assets	1,596,304			1,959,431			2,435,539
Total assets	$38,572,615			$43,158,714			$47,610,818
Liabilities
Domestic deposits:
Interest bearing	$10,371,014	71,075	0.69	$11,712,648	74,006	0.63	$12,843,905	159,221	1.24
Savings and consumer time	3,976,021	42,715	1.07	4,405,572	38,374	0.87	4,667,868	60,248	1.29
Large time	2,313,159	36,596	1.58	2,145,306	32,499	1.51	2,617,185	69,816	2.67
Foreign deposits(3)	363,582	2,024	0.56	261,102	1,808	0.69	503,870	14,066	2.79
Total interest bearing deposits	17,023,776	152,410	0.90	18,524,628	146,687	0.79	20,632,828	303,351	1.47
Federal funds purchased and securities sold under repurchase agreements	405,982	3,408	0.84	596,997	7,470	1.25	898,107	25,854	2.88
Net funding allocated from (to) discontinued operations(5)	(357,400)	(3,003)	0.84	(108,425)	(816)	0.75	(507,397)	(15,482)	3.05
Commercial paper	809,930	8,508	1.05	620,053	6,899	1.11	1,086,088	31,672	2.92
Other borrowed funds	191,939	5,265	2.74	162,424	4,866	3.00	168,220	6,313	3.75
Medium and long-term debt	425,960	7,845	1.84	807,070	16,773	2.08	807,592	32,206	3.99
Trust notes	351,575	14,510	4.13	62,480	2,780	4.45	15,562	953	6.12
Total borrowed funds	1,827,986	36,533	2.00	2,140,599	37,972	1.77	2,468,172	81,516	3.30
Total interest bearing liabilities	18,851,762	188,943	1.00	20,665,227	184,659	0.89	23,101,000	384,867	1.67
Noninterest bearing deposits	14,992,381			17,482,205			18,911,158
Other liabilities(4)	897,440			961,080			1,318,575
Total liabilities	34,741,583			39,108,512			43,330,733
Stockholders’ Equity
Common equity	3,831,032			4,050,202			4,280,085
Total stockholders’ equity	3,831,032			4,050,202			4,280,085
Total liabilities and stockholders’ equity	$38,572,615			$43,158,714			$47,610,818
Reported Net Interest Income/Margin
Net interest income/margin
(taxable-equivalent basis)		1,550,057	4.44%		1,627,761	4.17%		1,843,466	4.31%
Less: taxable-equivalent adjustment		2,553			3,745			4,352
Net interest income		$1,547,504			$1,624,016			$1,839,114

Average Assets and Liabilities of Discontinued Operations for the Year Ended:	December 31, 2003	December 31, 2004	December 31, 2005
Assets	$1,897,867	$2,067,591	$1,897,622
Liabilities	$1,540,467	$1,959,166	$1,390,225
Net assets	$357,400	$108,425	$507,397

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

(4)    The average allowance related to losses on off-balance sheet commitments was included in other liabilities starting in 2005. Prior periods have not been restated.

(5)    In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect discontinued operations. Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance of discontinued operations for each quarter and applying an earnings rate or a cost of funds equivalent to the corresponding quarter’s fed funds purchased rate.The year-to-date expense (earnings) amount is the sum of the quarterly amounts.

Net interest income in 2005, on a taxable-equivalent basis, increased 13 percent, and our net interest margin increased by 14 basis points, from 2004. This increase was primarily due to the following:

•       Favorable changes in the composition of our earning assets with strong growth in loan balances including $2.3 billion in average residential mortgages, $1.7 billion in average commercial loans and $1.0 billion in average commercial mortgages, offset by a $1.4 billion decline in average securities balance;

•       Deposit growth contributed favorably to our net interest margin in 2005. Average noninterest bearing deposits were higher in 2005, compared to 2004, mainly due to higher average business demand deposits, including demand deposits from our title and escrow clients and stable consumer demand deposit growth. The ratio of noninterest bearing deposits to total deposits was 48 percent in 2005;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment, resulting in a higher average yield of 57 basis points on average earning assets, despite being negatively impacted by lower hedge income, which decreased by $66.9 million; and

•       In 2005, our cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 78 basis points, including lower hedge income, which decreased by $7.6 million.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2005, these derivative positions have provided less net interest income than in 2004, as positions matured and as interest rates rose. However, as we expected, the declines in hedge income have been offset by increased yields on the underlying variable rate loans. For the twelve months ended December 31, 2004 and 2005, we had hedge income of $92.2 million and $17.7 million, respectively.

Net interest income in 2004, on a taxable-equivalent basis, increased 5 percent from 2003. The increase was attributable to the following factors:

•       The growth in average earning assets was primarily attributable to an increase in average securities and in average loans. The increase in average securities, which was comprised primarily of fixed rate securities, reflected liquidity and interest rate risk management actions;

•       Deposit growth contributed significantly to our lower cost of funds in 2004. Average noninterest bearing deposits were higher in 2004, compared to 2003, mainly attributable to higher average business demand deposits and higher consumer demand deposit growth;

•       Yields on our earning assets were impacted by a flattening yield curve and lower reinvestment rates, resulting in a lower average yield of 34 basis points on average earning assets, which was also negatively impacted by lower hedge income of $66.1 million; and

•       During 2004, our strategy was to take advantage of our higher noninterest bearing deposit balances by reducing our balances in higher interest rate liabilities such as large certificates of deposit, foreign deposits, commercial paper and other borrowed funds. In addition, we redeemed our higher rate trust preferred notes in February 2004, which we funded with lower rate subordinated debt (issued in December 2003). The shift to lower rate liabilities resulted in a lower cost of funds on interest bearing liabilities of 11 basis points, which included lower hedge income of $1.7 million.

As a result of these changes and a flattening yield curve environment, our net interest margin decreased by 27 basis points.

Analysis of Changes in Net Interest Income

The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2003, 2004, and 2005. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate. Loan fees of $65 million, $68 million and $79 million for the years ended 2003, 2004 and 2005, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	Years Ended December 31,
	2004 versus 2003			2005 versus 2004
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Average	Average	Net	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Changes in Interest Income(1)
Loans:
Domestic	$58,063	$(67,315)	$(9,252)	$279,951	$150,333	$430,284
Foreign(2)	3,805	(1,114)	2,691	3,902	229	4,131
Securities—taxable	118,794	(42,647)	76,147	(51,969)	22,374	(29,595)
Securities—tax-exempt	2,681	(1,133)	1,548	(180)	(48)	(228)
Interest bearing deposits in banks	1,336	1,785	3,121	(1,512)	771	(741)
Federal funds sold and securities purchased under resale agreements	(1,980)	966	(1,014)	(1,395)	12,741	11,346
Trading account assets	(266)	445	179	(12)	728	716
Total earning assets	182,433	(109,013)	73,420	228,785	187,128	415,913
Changes in Interest Expense
Domestic deposits:
Interest bearing	9,257	(6,326)	2,931	7,127	78,088	85,215
Savings and consumer time	4,596	(8,937)	(4,341)	2,282	19,592	21,874
Large time	(2,652)	(1,445)	(4,097)	7,125	30,192	37,317
Foreign deposits(2)	(574)	358	(216)	1,675	10,583	12,258
Total interest bearing deposits	10,627	(16,350)	(5,723)	18,209	138,455	156,664
Federal funds purchased and securities sold under repurchase agreements	1,605	2,457	4,062	3,764	14,620	18,384
Net funding allocated from (to) discontinued operations	2,091	96	2,187	(2,992)	(11,674)	(14,666)
Commercial paper	(1,994)	385	(1,609)	5,173	19,600	24,773
Other borrowed funds	(809)	410	(399)	174	1,273	1,447
Medium and long-term debt	7,012	1,916	8,928	11	15,422	15,433
Trust notes	(11,940)	210	(11,730)	(2,088)	261	(1,827)
Total borrowed funds	(4,035)	5,474	1,439	4,042	39,502	43,544
Total interest bearing liabilities	6,592	(10,876)	(4,284)	22,251	177,957	200,208
Changes in net interest income	$175,841	$(98,137)	$77,704	$206,534	$9,171	$215,705

(1)            Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)            Foreign loans and deposits are those loans and deposits originated in foreign branches.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2004 versus 2003		2005 versus 2004
(Dollars in thousands)	2003	2004	2005	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$304,717	$335,207	$323,865	$30,490	10%	$(11,342)	(3)%
Trust and investment management fees	136,347	153,083	173,518	16,736	12	20,435	13
Insurance commissions	62,652	77,874	78,915	15,222	24	1,041	1
Merchant banking fees	30,990	39,646	43,898	8,656	28	4,252	11
Foreign exchange gains, net	28,542	32,004	33,902	3,462	12	1,898	6
Brokerage commissions and fees	31,755	33,063	30,038	1,308	4	(3,025)	(9)
Card processing fees, net	37,520	34,147	25,105	(3,373)	(9)	(9,042)	(26)
Securities losses, net	(1,851)	(12,085)	(50,039)	(10,234)	nm	(37,954)	nm
Gain on sale of merchant card portfolio	—	93,000	—	93,000	nm	(93,000)	nm
Gain on private capital investments, net	(128)	26,278	27,187	26,406	nm	909	3
Other	82,412	100,606	118,398	18,194	22	17,792	18
Total noninterest income	$712,956	$912,823	$804,787	$199,867	28%	$(108,036)	(12)%

nm = not meaningful

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2004 versus 2003		2005 versus 2004
(Dollars in thousands)	2003	2004	2005	Amount	Percent	Amount	Percent
Salaries and other compensation	$637,482	$685,753	$748,046	$48,271	8%	$62,293	9%
Employee benefits	143,258	162,964	186,308	19,706	14	23,344	14
Salaries and employee benefits	780,740	848,717	934,354	67,977	9	85,637	10
Net occupancy	120,434	127,720	141,299	7,286	6	13,579	11
Outside services	65,088	74,978	117,190	9,890	15	42,212	56
Equipment	63,988	67,839	68,206	3,851	6	367	1
Software	45,536	51,877	58,511	6,341	14	6,634	13
Professional services	48,274	48,371	45,500	97	—	(2,871)	(6)
Communications	41,607	42,011	41,909	404	1	(102)	—
Advertising and public relations	39,034	37,965	36,803	(1,069)	(3)	(1,162)	(3)
Data processing	31,726	32,528	32,687	802	3	159	—
Intangible asset amortization	11,366	19,471	19,921	8,105	71	450	2
Foreclosed asset expense (income)	(84)	1,211	(5,635)	1,295	nm	(6,846)	nm
Provision for losses on off-balance sheet commitments(1)	—	—	4,000	—	—	4,000	nm
Other	116,225	120,901	112,501	4,676	4	(8,400)	(7)
Total noninterest expense	$1,363,934	$1,473,589	$1,607,246	$109,655	8%	$133,657	9%

nm = not meaningful

(1)            Beginning in 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

Income Tax Expense

(Dollars in thousands)	2003	2004	2005
Income before income taxes	$823,727	$1,109,007	$1,087,338
Income tax expense	271,193	398,933	356,698
Effective tax rate	33%	36%	33%

The decrease in the effective tax rate in 2005 is due to lower California state taxes in 2005 as compared to 2004, and a reduction to 2005 federal tax expense of $10.0 million for estimated amounts owed to the Internal Revenue Service (IRS) with respect to certain leveraged leasing transactions.

In the normal course of business, the tax returns of UnionBanCal Corporation and its subsidiaries are subject to review and examination by various tax authorities. In the course of its examination of our federal tax returns for the years 1998 through 2002, the IRS has disallowed the tax deductions claimed with respect to certain leveraged leasing transactions, referred to as “lease-in/lease-out” (LILOs). We believe our tax treatment of these LILOs was consistent with applicable tax law, regulations and case law, and we intend to defend our position vigorously.

In 2003 we made partial payments of the tax and interest assessed and filed a protest with the IRS Administrative Appeals Division (Appeals). During 2005 we concluded our discussions with Appeals without resolution. In the fourth quarter of 2005, we paid the balance of the tax and interest, for a total payment of $95.1 million. In January 2006, we filed refund claims for the tax and interest assessed. If the claims are denied, we intend to pursue our available legal remedies.

The tax payments did not affect our income tax expense because deferred taxes were previously provided on the leveraged leases as required by SFAS No. 13 “Accounting For Leases.” We also maintain a tax reserve for interest deficiencies, against which the interest payments were applied. The amount of the reserve is based on management’s best estimate of the most likely outcome of the matter.

The State of California requires us to file our franchise tax returns as a member of a unitary group that includes Mitsubishi UFJ Financial Group, Inc. and either all worldwide affiliates or only U.S. affiliates. Since 1996, we have elected to file our California franchise tax returns on a worldwide unitary basis. The inclusion of Mitsubishi UFJ Financial Group’s financial results, which in some years were net losses, has partially offset our net profits subject to California income tax. The inclusion of Mitsubishi UFJ Financial Group’s worldwide property, payroll and sales in the calculation of the California apportionment factor has also reduced the percentage of our income subject to California income tax. As a result, our effective tax rate for California had been significantly lower than the statutory rate, net of federal benefit, of 7.05 percent.

Changes in Mitsubishi UFJ Financial Group’s taxable profits will impact our effective tax rate. Mitsubishi UFJ Financial Group’s taxable profits are impacted most significantly by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses or other matters. When Mitsubishi UFJ Financial Group’s worldwide taxable profits rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review Mitsubishi UFJ Financial Group’s financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates in part from the differences between our fiscal year-end and Mitsubishi UFJ Financial Group’s. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years, as additional information becomes available.

For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate, see Note 11 to our Consolidated Financial Statements included in this Annual Report.

Credit Risk Management

Our principal business activity is the extension of credit in the form of loans and credit substitutes to individuals and businesses. Our policies and applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay us as scheduled. Our evaluation also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

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

In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential, consumer and certain small commercial loans and leases are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

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

Loans

The following table shows loans outstanding by loan type and as a percentage of total loans for 2001 through 2005. Information about our loan portfolio is also included in “Business Segments.”

											Increase (Decrease) December 31, 2005 From:
	December 31,										December 31, 2004
(Dollars in millions)	2001		2002		2003		2004		2005		Amount	Percent
Domestic:
Commercial, financial and industrial	$11,467	48%	$10,600	42%	$8,799	36%	$9,760	34%	$11,231	34%	$1,471	15.1%
Construction	1,060	4	1,285	5	1,101	5	1,130	4	1,447	4	317	28.1
Mortgage:
Residential	4,788	20	6,365	26	7,464	31	9,538	33	11,380	34	1,842	19.3
Commercial	3,591	15	4,150	16	4,195	17	5,409	19	5,683	17	274	5.1
Total mortgage	8,379	35	10,515	42	11,659	48	14,947	52	17,063	51	2,116	14.2
Consumer:
Installment	1,200	5	910	4	819	3	768	2	891	3	123	16.
Revolving lines of credit	859	4	1,103	4	1,222	5	1,582	5	1,611	5	29	1.8
Total consumer	2,059	9	2,013	8	2,041	8	2,350	7	2,502	8	152	6.5
Lease financing	979	4	813	3	664	3	609	2	580	2	(29)	(4.8)
Total loans in domestic offices	23,944	100	25,226	100	24,264	100	28,796	99	32,823	99	4,027	14.0
Loans originated in foreign branches	—	—	12	—	99	—	195	1	220	1	25	12.8
Total loans held for investment	$23,944	100	$25,238	100	$24,363	100	$28,991	100	$33,043	100	$4,052	14.0
Total loans held for sale	—	—	17	—	12	—	118	—	53	—	(65)	(55.1)
Total loans	$23,944	100%	$25,255	100%	$24,375	100%	$29,109	100%	$33,096	100%	$3,987	13.7%

Commercial, Financial and Industrial Loans

Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. Although many of our customers are located in California, the portfolio has a high degree of geographic diversification based upon our customers’ revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. Presently, we are active in, among other sectors, the oil and gas, communications, media, entertainment, retailing, power and utilities and financial services industries.

The commercial, financial and industrial loan portfolio increased from December 31, 2004 mainly from increased loan demand primarily in the California middle market and specialty segments, which reflected the improving economy in those markets.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase from December 31, 2004 was mainly due to demand for new single-family homes, as well as apartment, condominium, shopping center and Real Estate Investment Trust financing. Additionally, improvement in commercial income property markets also accounted for some related growth in development and construction loans.

The commercial mortgage loan portfolio consists of loans on commercial and industrial projects primarily in California. The increase in commercial mortgages from December 31, 2004 was mainly due to general improvements in commercial income property markets, which resulted in increased financings and refinancings.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At December 31, 2005, 59 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 64 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

The increase in residential mortgages in 2005 compared to 2004 was primarily driven by adjustable rate mortgages (ARMs). We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

Consumer Loans

We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary driver of the increase in consumer loans was our “Flex Equity Line/Loan” product. The “Flex Equity Line/Loan” allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. We offer a “Flex Equity High LTV” product, which allows our customers to draw up to 100 percent of the value of their real estate or $100 thousand, whichever is less. At December 31, 2005, the amount outstanding from this product was approximately $5 million.

Lease Financing

We primarily offer two types of leases to our customers:  direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $564 million, which are net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment. The decline of auto lease financing from December 31, 2004 was primarily attributable to the maturities of our discontinued auto leasing activity. At December 31, 2005, this portfolio had declined to $2.2 million and will fully mature during 2006.

Cross-Border Outstandings

Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2003, 2004, and 2005, for any country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
December 31, 2003 Korea	$630	$—	$28	$658
December 31, 2004 Korea	$615	$—	$3	$618
December 31, 2005 None	$—	$—	$—	$—

Provision for Loan Losses

We recorded a reversal of the provision for loan losses of $51 million in 2005, compared to  $46 million in 2004. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below. During 2005, we began to recognize changes in our allowance for losses on off-balance sheet commitments separately from our allowance for loan losses and recognized a provision of $4 million in noninterest expense.

Allowances for Credit Losses

Policy and Methodology

We maintain allowances for credit losses (defined as both the allowance for loan and off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, specific allowances for identified problem credit exposures, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

•       loss factors for individually graded credits are derived from a migration model that tracks historical losses over a period, such as an economic cycle, which we believe captures the inherent losses in our loan portfolio; and

•       pooled loan loss factors (not individually graded loans) are based on expected net charge-offs. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and certain small commercial loans.

We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that spans what we believe constitutes a complete and representative economic cycle.

Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the level of historical net charge-offs and losses expected by management in the near term. We  estimate our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss.  Based upon our evaluation process, we believe that, for our non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor’s financial condition has taken place. For our criticized risk-graded loans, we measure the losses based upon the remaining life of the loan. See definition of criticized credits under “Changes in the Formula and Specific Allowances” in this section of the ”Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

Furthermore, based on management’s judgment, our methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectibility of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that we expect will impact the portfolio. Updates of the loss confirmation period are done when significant events cause us to reexamine our data.

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

The unallocated allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. Prior to 2004, certain losses that had previously been considered in the determination of the unallocated allowance have been incorporated into our formula allowance through the change made to recognize losses based on a loss confirmation period, thereby eliminating the need to reflect them in our unallocated allowance. The evaluation of the inherent loss with respect to the conditions listed below is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance may include the following, which could exist at the balance sheet date:

•       general economic and business conditions affecting our key lending areas;

•       credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•       collateral values;

•       loan volumes and concentrations;

•       specific industry conditions within portfolio segments;

•       recent loss experience in particular segments of the portfolio;

•       duration of the current economic cycle;

•       bank regulatory examination results; and

•       findings of our internal credit examiners.

Executive management reviews these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

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

The following table reflects the allowance for loan losses allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the “Loans” table on page F-17. For periods prior to 2004, the allowance for loan losses included the allowance for losses on off-balance sheet commitments. As a result, the percentage allocated to each loan by type for 2004 and 2005 would be higher absent any other changes affecting the loss factors and risk grades.

	December 31,
(Dollars in thousands)	2001		2002		2003
Domestic:
Commercial, financial, and industrial	$399,900	3.49%	$314,873	2.97%	$276,306	3.14%
Construction	12,300	1.16	24,900	1.94	16,400	1.49
Mortgage:
Residential	1,400	0.03	1,900	0.03	2,200	0.03
Commercial	21,100	0.59	28,519	0.69	24,756	0.59
Total mortgage	22,500	0.27	30,419	0.29	26,956	0.23
Consumer:
Installment	9,700	0.81	6,400	0.70	3,000	0.37
Revolving lines of credit	4,800	0.56	6,100	0.55	5,300	0.43
Total consumer	14,500	0.70	12,500	0.62	8,300	0.41
Lease financing	12,000	1.23	30,690	3.77	29,800	4.49
Total domestic allowance	461,200	1.93	413,382	1.64	357,762	1.47
Foreign Allowance(1)	1,800	nm	1,400	11.67	2,200	2.22
Unallocated	171,509		194,408		172,948
Total allowance for loan losses	$634,509	2.65%	$609,190	2.41%	$532,910	2.19%

					Increase (Decrease)
					Years Ended December 31,
	December 31,				2005 versus 2004
(Dollars in thousands)	2004		2005		Amount	Percent
Domestic:
Commercial, financial, and industrial	$179,577	1.84%	$163,900	1.46%	$(15,677)	(9)%
Construction	14,843	1.31	19,800	1.37	4,957	33
Mortgage:
Residential	2,900	0.03	3,400	0.03	500	17
Commercial	83,414	1.54	72,500	1.28	(10,914)	(13)
Total mortgage	86,314	0.58	75,900	0.44	(10,414)	(12)
Consumer:
Installment	2,400	0.31	1,900	0.21	(500)	(21)
Revolving lines of credit	2,400	0.15	7,200	0.45	4,800	200
Total consumer	4,800	0.20	9,100	0.36	4,300	90
Lease financing	27,634	4.54	17,200	2.97	(10,434)	(38)
Total domestic allowance	313,168	1.09	285,900	0.87	(27,268)	(9)
Foreign Allowance(1)	3,300	1.69	600	0.27	(2,700)	(82)
Unallocated	82,688		65,032		(17,656)	(21)
Total allowance for loan losses	$399,156	1.37%	$351,532	1.06%	$(47,624)	(12)%

(1)    Reflects the formula allowance attributed to all foreign loans including our discontinued operations and all allocated allowances for our Calgary branch.

nm = not meaningful

Comparison of the Total Allowances and Related Provisions  for Credit Losses

At December 31, 2003, 2004, and 2005, our total allowances for credit losses were 190 percent, 338 percent, and 744 percent of total nonaccrual loans, respectively. In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2005, total impaired loans were $59 million and the associated impairment allowance was $13 million, compared with total impaired loans of $88 million and an associated impairment allowance of $24 million at December 31, 2004, and total impaired loans of $229 million and an associated impairment allowance of $55 million at December 31, 2003.

Prior to December 31, 2004, the allowance for loan losses included the allowance for losses on off-balance sheet commitments. At December 31, 2004, the allowance for losses on off-balance sheet commitments of $82 million was transferred to other liabilities. However, funded loans and off-balance sheet commitments are considered together when determining the adequacy of the allowances for credit losses as a whole. At December 31, 2005, the allowance for losses on off-balance sheet commitments was $86 million, resulting in a $4 million increase from the prior year primarily due to growth.

During 2003, 2004, and 2005 there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, except for the following refinements:

•       In 2003, we adjusted our loss factors for refinements in the recovery rates on previously charged off loans and the period used to measure an economic cycle.

•       In 2004, we refined our loss factors for commercial real estate and construction lending in order to more accurately capture probable loss inherent in the portfolio and we adjusted the period used to calculate the cumulative loss rates on criticized loans from 12 to 24 quarters to better estimate losses over the life of the loans. We revised our method of estimating our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor’s financial condition has taken place. Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

•        During 2003, 2004, and 2005, changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors also affected the assessment of the unallocated allowance.

As a result of management’s assessment of factors, including improvements in the quality of our loan portfolio, a strong U.S. economy, improving conditions in the communications/media, power, and other sectors in domestic markets in which we operate, and growth and changes in the composition of the loan portfolio, offset by the adverse impact of increasing fuel costs across the whole economy, we recorded a reversal of provision for loan losses of $51 million in 2005 compared to $46 million in 2004. The refinements we made in the manner in which we segment our allowances for credit losses, as previously described, had no impact on the overall level of the allowances.

The following table sets forth the components of the allowances for credit losses.

	December 31,			Increase (Decrease) December 31, 2005 from: December 31, 2004
(Dollars in millions)	2003	2004	2005	Amount	Percent
Allocated allowance:
Formula	$280	$361	$356	$(5)	(1)%
Specific	80	38	17	(21)	(55)
Total allocated allowance	360	399	373	(26)
Unallocated allowance	173	83	65	(18)	(22)
Total allowances for credit losses	$533	$482	$438	$(44)	(9)%

Changes in the Formula and Specific Allowances

The decrease in the formula allowance as of December 31, 2005, compared to December 31, 2004, was due primarily to the decrease in criticized credits (as defined below), partly offset by the overall growth in performing loans.

The specific allowance decreased at December 31, 2005, compared to December 31, 2004. The decrease was primarily reflective of decreases in nonaccrual loans and the charge-offs on certain aircraft leases. At December 31, 2004, the specific allowance decreased from December 31, 2003 primarily reflecting a decrease in impaired loans and the renegotiation of terms for certain aircraft leases, which resulted in the reporting of these leases as operating leases.

The total allocated allowance includes the allowance for losses related to off-balance sheet exposures such as unfunded commitments and letters of credit.

At December 31, 2003, the allocated portion of the allowances for credit losses included $240 million related to special mention and classified credits (criticized credits), compared to $118 million at December 31, 2004, and $82 million at December 31, 2005. The yearly declines resulted primarily from improving credit quality. Special mention and classified credits are those that are internally risk graded as “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The following table identifies the components of the unallocated allowance and the range of inherent loss.

(Dollars in millions)	December 31, 2003			December 31, 2004			December 31, 2005
Concentration	Commitments(1)	Low	High	Commitments(1)	Low	High	Commitments(1)	Low	High
Fuel Prices	$—	$—	$—	$38,472	$10	$34	$43,557	$8	$34
Real Estate	6,432	16	32	7,663	10	22	8,728	8	18
Concentrated Sales	—	—	—	—	—	—	2,175	4	7
Leasing	596	5	11	615	15	26	586	3	6
Contractors	—	—	—	—	—	—	987	3	5
Retail	1,557	6	12	1,807	1	3	2,118	1	3
Foreign	1,134	11	20	181	5	10	—	—	—
Power Companies/Utilities	3,208	13	27	3,611	3	6	—	—	—
Other	26,394	35	78	1,793	3	5	—	—	—
Total Attributed		$86	$180		$47	$106		$27	$73

(1)      Includes loans outstanding and unused commitments.

At December 31, 2005, the unallocated allowance decreased compared to December 31, 2004. The reasons for the decrease, and for which an unallocated allowance is warranted, are detailed below.

In our assessment as of December 31, 2005, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

In certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is now captured in the allocated allowance as a result of the previously mentioned refinement in methodology that was instituted during 2004. In these cases, we have reduced certain unallocated allowance attributions. The following describes the specific conditions we considered.

•       With respect to fuel prices, we considered higher prices of oil and petroleum products that were experienced during the year, and the impact across virtually all sectors of the economy.

•       With respect to residential real estate construction, we considered the impact of increasing commodity prices on builders and weakness in the residential real estate market.

•       With respect to concentrated sales, we considered the risks associated with customer concentration among these retailers.

•       With respect to leasing, we considered the improving outlook for power plants and the uncertain situation with airlines.

•       With respect to contractors, we considered the negative impact rising commodity prices have on profit margins for contractors under fixed rate contracts and the slowdown or flattening of certain residential construction markets.

•       With respect to retailers, we considered mixed sales results especially during the recent holiday period, with retailers reporting both modest to poor sales, and specific concerns among certain retail segments.

•       With respect to cross-border exposures in certain foreign countries, the attribution associated with these credits was eliminated as a result of the sale of our international correspondent banking business.

During 2004, we refined our formula allowance to include certain losses based upon a loss confirmation period, which has eliminated the need to consider those losses in the attributions of our unallocated allowance. In evaluating the results of this methodology change, we considered the effect of underlying conditions on expected future credit migration for each of our lending segments. In several cases, we concluded that this experience is not likely to be more severe than the long-run average embedded in the loss factors that drive the formula allowance calculation. In these cases, we determined that our attribution, previously established for the technology and consumer sectors, was no longer required.

At December 31, 2004, the unallocated allowance decreased compared to December 31, 2003 primarily from improving economic indicators in general and identifiable improving conditions in several specific sectors and from the impact of recognizing losses based upon the loss confirmation period. In our assessment as of December 31, 2004, management focused, in particular, on the factors and conditions set out below.

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

•       With respect to fuel prices, we considered the sustained high prices of oil and petroleum products, and the impact across virtually all sectors of the economy.

•       With respect to leasing, we considered the worsening situation for some electric service providers, combined with continued weakness in the airline industry.

•       With respect to commercial real estate, we considered slightly improving vacancy rates and stagnant rent growth being experienced nationally, with specific weakness in Northern California.

•       With respect to cross-border exposures in certain foreign countries, we considered the improving economic performances in many countries of our key international markets, as well as better financial results of our customers, and reduced the attribution range from December 31, 2004. This attribution range also provided for certain weaknesses in the banking sector of some of our markets and the possible effects the December 26, 2004 tsunami may have on certain Southeast Asian markets.

•       With respect to power companies/utilities, we considered the effects of lower excess capacity and evidence that a slow recovery is beginning in this industry.

Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors were subject to higher degrees of uncertainty because they were not identified with specific problem credits.

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses.

						Increase (Decrease)
						December 31, 2005 From:
	Years Ended December 31,					December 31, 2004
(Dollars in thousands)	2001	2002	2003	2004	2005	Amount	Percent
Balance, beginning of period	$613,902	$634,509	$609,190	$532,910	$399,156	$(133,754)	(25)%
Loans charged off:
Commercial, financial and industrial	300,521	212,675	159,611	70,107	19,962	(50,145)	(72)
Construction	567	—	—	765	118	(647)	(85)
Mortgage	5,113	1,591	7,286	43	2,071	2,028	nm
Consumer	12,667	11,220	9,657	6,397	4,532	(1,865)	(29)
Lease financing	3,601	19,856	33,032	2,361	19,862	17,501	741
Total loans charged off	322,469	245,342	209,586	79,673	46,545	(33,128)	(42)
Recoveries of loans previously charged off:
Commercial, financial and industrial	48,321	34,075	45,822	50,432	47,526	(2,906)	(6)
Construction	—	40	—	118	34	(84)	(71)
Mortgage	32	405	150	1,702	73	(1,629)	(96)
Consumer	4,289	4,436	3,673	1,971	1,716	(255)	(13)
Lease financing	754	590	446	1,374	206	(1,168)	(85)
Total recoveries of loans previously charged off	53,396	39,546	50,091	55,597	49,555	(6,042)	(11)
Net loans charged off (recovered)	269,073	205,796	159,495	24,076	(3,010)	(27,086)	(113)
(Reversal of) provision for loan losses	289,970	175,000	72,799	(45,757)	(50,683)	(4,925)	11
Foreign translation adjustment and other net additions (deductions)(1)(2)	(290)	5,477	10,416	(63,921)	49	63,969	(100)
Ending balance of allowance for loan losses(2)	$634,509	$609,190	$532,910	$399,156	$351,532	$(47,624)	(12)
Allowance for losses on off-balance sheet commitments(2)	—	—	—	82,375	86,375	4,000	5
Allowances for credit losses	$634,509	$609,190	$532,910	$481,531	$437,907	$(43,624)	(9)
Allowances for credit losses to total loans	2.65%	2.41%	2.19%	1.65%	1.32%
(Reversal of) provision for credit losses to net loans charged off (recovered)	107.77	85.04	45.64	(190.05)	nm
Net loans charged off (recovered) to average total loans	1.08	0.84	0.64	0.09	(0.01)

(1)    Includes $5.7 million related to the Business Bancorp acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004. Also includes $10.3 million related to the Monterey Bay Bank acquisition in 2003, $2.8 million for the Valencia Bank & Trust acquisition, and $2.4 million for the First Western Bank acquisition, both acquired in 2002.

(2)    On December 31, 2004, UnionBanCal Corporation transferred the allowance related to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.

nm = not meaningful

Total loans charged off in 2003, 2004 and 2005, decreased compared to their prior years, primarily attributable to improvements in loan quality. Lease charge-offs in 2003 and 2005 related primarily to several commercial aircraft leases. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

Loan recoveries in 2003, 2004 and 2005 were relatively constant. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

Nonperforming Assets

Nonperforming assets may consist of nonaccrual loans, distressed loans held for sale, and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Annual Report.

Distressed loans held for sale are loans, which would otherwise be included in nonaccrual loans, which have been identified for accelerated disposition. Disposition of these assets is contemplated within a short period of time, not to exceed one year.

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets:

						Increase (Decrease) December 31, 2005 From:
	December 31,					December 31, 2004
(Dollars in thousands)	2001	2002	2003	2004	2005	Amount	Percent
Commercial, financial and industrial	$471,509	$276,415	$190,404	$58,538	$50,073	$(8,465)	(14.5)%
Construction	—	—	—	2,622	—	(2,622)	(100.0)
Mortgage—Commercial	17,430	23,980	38,354	26,519	8,819	(17,700)	(66.7)
Lease financing	2,946	36,294	51,603	54,894	—	(54,894)	(100.0)
Total nonaccrual loans	491,885	336,689	280,361	142,573	58,892	(83,681)	(58.7)
Foreclosed assets	597	715	5,689	7,282	2,753	(4,529)	(62.2)
Total nonperforming assets	$492,482	$337,404	$286,050	$149,855	$61,645	$(88,210)	(58.9)
Allowances for credit losses(1)	$634,509	$609,190	$532,910	$481,531	$437,907	$(43,624)	(9.1)%
Nonaccrual loans to total loans	2.05%	1.33%	1.15%	0.49%	0.18%
Allowances for credit losses to nonaccrual loans	129.00	180.94	190.08	337.74	743.58
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	2.06	1.34	1.17	0.51	0.19
Nonperforming assets to total assets	1.37	0.84	0.67	0.31	0.12

(1)    Includes allowance for losses related to off-balance sheet commitments.

As of December 31, 2005, our nonperforming assets included approximately $9.5 million in acquired syndicated loans. The decrease in nonaccrual loans was primarily due to pay-downs, charge-offs, resumption to accrual status and loan sales. During 2005, we sold approximately $45 million of nonperforming loans compared to approximately $43 million in 2004, which reduced our credit exposures. Losses from these sales were reflected in our charge-offs.

The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.

						Increase (Decrease)
						December 31, 2005 From:
	December 31,					December 31, 2004
(Dollars in thousands)	2001	2002	2003	2004	2005	Amount	Percent
Commercial, financial and industrial	$26,571	$1,705	$893	$1,315	$187	$(1,128)	(85.8)%
Construction	—	679	—	—	677	677	na
Mortgage:
Residential	4,854	3,211	1,878	1,385	2,784	1,399	101.0
Commercial	2,356	506	—	—	499	499	na
Total mortgage	7,210	3,717	1,878	1,385	3,283	1,898	137.0
Consumer and other	2,579	2,072	1,123	1,157	819	(338)	(29.2)
Total loans 90 days or more past due and still accruing	$36,360	$8,173	$3,894	$3,857	$4,966	$1,109	28.8%

na = not applicable

At December 31, 2001, we had a $17.5 million credit to a customer that was reclassified to nonaccrual loans in 2002.

Interest Foregone

If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were, but are no longer on nonaccrual) had been accrued under their original terms, $21.4 million of interest would have been recorded in 2005.

After designation as a nonaccrual loan, we recognized interest income on a cash basis of $25.8 million and $16.4 million for loans that were on nonaccrual status at December 31, 2004 and 2005, respectively.

Securities

Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk, and liquidity. At December 31, 2005, approximately 99 percent of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Annual Report.

Analysis of Securities Available for Sale

The following table shows the remaining contractual maturities and expected yields of the securities available for sale based upon amortized cost at December 31, 2005. The fair value of our securities available for sale portfolio at December 31, 2005 was $8.2 billion compared to $11.1 billion at December 31, 2004. The decline is primarily the result of the $1.5 billion sale of agency securities and continuing run-offs in the Asset and Liability Management (ALM) portfolio during 2005.

Included in our securities available for sale portfolios at December 31, 2004 and 2005 were securities used for ALM purposes of $10.1 billion and $6.4 billion, respectively. These securities had an expected weighted average maturity of 2.8 years and 3 years, respectively.

Securities Available for Sale

	Maturity
			Over One Year		Over Five Years
	One Year		Through		Through		Over		Total
	or Less		Five Years		Ten Years		Ten Years		Amortized Cost
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
U.S. Treasury	$—	—%	$50,246	4.00%	$—	—%	$—	—%	$50,246	4.00%
Other U.S. government	347,188	3.64	555,614	3.39	—	—	—	—	902,802	3.49
Mortgage-backed securities(1) (2)	983	5.72	31,538	4.17	1,335,414	4.19	3,983,742	4.37	5,351,677	4.32
State and municipal(3)	3,470	6.67	9,015	8.88	19,141	8.59	33,994	5.90	65,620	7.13
Asset-backed and debt securities	—	—	74,534	2.97	345,660	6.09	1,486,389	4.93	1,906,583	5.06
Equity securities(4)	—	—	—	—	—	—	—	—	10,980	—
Foreign securities	87	3.25	1,179	4.74	—	—	—	—	1,266	4.64
Total securities available for sale	$351,728	3.68%	$722,126	3.49%	$1,700,215	4.63%	$5,504,125	4.53%	$8,289,174	4.42%

(1)            The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

(2)            See discussion of expected duration in “Qualitative and Quantative Disclosures About Market Risk.”

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

	December 31, 2005
		Over
		One Year
	One Year	Through	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Domestic:
Commercial, financial and industrial	$2,904,067	$6,657,389	$1,669,694	$11,231,150
Construction	646,873	769,033	31,386	1,447,292
Mortgage:
Residential	780	415,489	10,964,459	11,380,728
Commercial	348,427	1,566,623	3,767,574	5,682,624
Total mortgage	349,207	1,982,112	14,732,033	17,063,352
Consumer:
Installment	85,629	61,341	744,092	891,062
Revolving lines of credit	1,340,070	225,507	45,103	1,610,680
Total consumer	1,425,699	286,848	789,195	2,501,742
Lease financing	21,247	21,962	536,384	579,593
Total loans in domestic offices	5,347,093	9,717,344	17,758,692	32,823,129
Loans originated in foreign branches	219,805	—	—	219,805
Total loans held to maturity	$5,566,898	$9,717,344	$17,758,692	$33,042,934
Total loans held for sale	52,661	—	—	52,661
Total loans	$5,619,559	$9,717,344	$17,758,692	$33,095,595
Allowance for loan losses				351,532
Loans, net				$32,744,063
Total fixed rate loans due after one year				$14,630,989
Total variable rate loans due after one year				12,845,047
Total loans due after one year				$27,476,036

Time Deposits of $100,000 and Over

The following table presents domestic time deposits of $100,000 and over by maturity.

December 31,
(Dollars in thousands)	2005
Three months or less	$1,408,544
Over three months through six months	370,910
Over six months through twelve months	232,411
Over twelve months	182,833
Total domestic time deposits of $100,000 and over	$2,194,698

We offer certificates of deposit and other time deposits of $100,000 and over at market rates of interest. Many of these deposits are offered to customers, both public and private, who have done business with us for an extended period. Based on our historical experience, we expect that as these deposits come due, the majority will continue to be renewed at market rates of interest.

Borrowed Funds

The following table presents information on our borrowed funds.

	December 31,
(Dollars in thousands)	2003	2004	2005
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.68%, 1.90% and 3.97% at December 31, 2003, 2004 and 2005, respectively(1)	$280,968	$587,249	$651,529
Commercial paper, with weighted average interest rates of 0.83%, 1.69%, and 3.60% at December 31, 2003, 2004 and 2005, respectively	542,270	824,887	680,027
Other borrowed funds, with weighted average interest rates of 1.49%, 4.25% and 4.05% at December 31, 2003, 2004 and 2005, respectively	212,088	172,549	134,485
Total borrowed funds	$1,035,326	$1,584,685	$1,466,041
Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$421,373	$739,386	$2,285,569
Average balance during the year	405,982	596,997	898,107
Weighted average interest rate during the year(1)	0.84%	1.25%	2.88%
Commercial paper:
Maximum outstanding at any month end	$1,078,981	$855,334	$1,390,504
Average balance during the year	809,930	620,053	1,086,088
Weighted average interest rate during the year	1.05%	1.11%	2.92%
Other borrowed funds:
Maximum outstanding at any month end	$322,308	$212,371	$286,342
Average balance during the year	191,939	162,424	168,220
Weighted average interest rate during the year	2.74%	3.00%	3.75%

(1)    Weighted average interest rates provided relate to external funding and do not reflect earnings on net funding to discontinued operations. For further information, see Note 2 to our Consolidated Financial Statements included in the Annual Report.

Capital Adequacy, Dividends and Share Repurchases

Capital Adequacy and Capital Management

We strive to maintain strong capital levels, to use capital effectively, and to return excess capital to our stockholders.

We have traditionally maintained capital levels in excess of those levels required by bank regulators and above industry averages. Strong capital improves our ability to absorb unanticipated losses and positions us to be an opportunistic acquirer. Our commitment to strong capital also contributes to higher ratings by bank regulatory agencies and credit rating agencies.

We strive to use our capital effectively, with our first priority to support our long-term growth and strategic positioning. Capital is used to fund loan growth and other balance sheet growth, to reinvest in our core businesses, and to fund strategic acquisitions. Capital is also employed to pay a competitive dividend to our shareholders. When we possess capital in excess of core business and dividend requirements, we often employ some of that excess capital to repurchase common stock.

Our primary source of capital is net income. In addition, we generate capital from common stock issued in connection with acquisitions, from common stock issued in connection with employee stock option exercises and restricted stock grants, and from the net proceeds of asset sales and business divestitures.

We monitor a variety of regulatory and US GAAP capital measures to maintain capital levels consistent with our goals. We are subject to minimum capital requirements at both the bank and holding company levels, as defined by our bank regulators. We have historically maintained capital levels well above the minimum thresholds and, where applicable, in excess of the thresholds established by the banking regulators to identify “well-capitalized” institutions.

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

Dividends

We strive to pay our stockholders a competitive dividend, while maintaining a conservative payout ratio. We review our dividend rate quarterly in conjunction with a quarterly review of capital. We have elected to increase the dividend rate several times in recent years, reflecting our strong capital levels and expectations of solid capital generation going forward.

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

As compared to dividends, share repurchases are highly flexible, allowing management to return excess capital in times of surplus, or to eliminate repurchases altogether if superior strategic opportunities to deploy excess capital exist. In addition, many of our largest stockholders favor higher repurchase levels over higher dividend rates when we cannot reinvest excess capital in our core businesses at attractive rates of return.

The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios. The table includes assets of discontinued operations.

						Minimum
	December 31,					Regulatory
(Dollars in thousands)	2001	2002	2003	2004	2005	Requirement
Capital Components
Tier 1 capital	$3,661,231	$3,667,237	$3,747,884	$3,817,698	$4,178,160
Tier 2 capital	598,812	573,858	936,189	968,294	876,713
Total risk-based capital	$4,260,043	$4,241,095	$4,684,073	$4,785,992	$5,054,873
Risk-weighted assets	$31,906,438	$32,811,441	$33,133,407	$39,324,859	$45,540,448
Quarterly average assets	$34,760,203	$37,595,002	$41,506,828	$47,168,683	$49,789,877
Capital Ratios
Total risk-based capital	13.35%	12.93%	14.14%	12.17%	11.10%	8.0%
Tier 1 risk-based capital	11.47	11.18	11.31	9.71	9.17	4.0
Leverage ratio(1)	10.53	9.75	9.03	8.09	8.39	4.0

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

The decrease in our capital ratios from December 31, 2004, was attributable to higher risk-weighted assets and stock repurchases. Our Leverage ratio increase was primarily due to a 9 percent increase in Tier 1 capital offset by a 6 percent increase in quarterly average assets, which was substantially the result of increases in both our residential mortgage and commercial loan portfolios.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as “well-capitalized.”  This means that the Bank met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk exists primarily in interest rate risk in our non-trading balance sheet and to a much lesser degree in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of market risk management is to mitigate an undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time.

The Board of Directors, through its Finance and Capital Committee, approves our ALM Policy, which governs the management of market risk and liquidity. In the administration of market risk management, the Chief Executive Officer Forum (CEO Forum) provides broad and strategic guidance and, as appropriate, specific direction to the Asset & Liability Management Committee (ALCO) whose voting members are comprised of senior executives. ALCO is responsible for ongoing management of interest rate and price risks as well as liquidity risk, including formulation of risk management strategies, in accordance with the CEO Forum’s directives. The Treasurer is primarily responsible for the implementation of risk management strategies approved by the CEO Forum or ALCO and for operating management of market risk through the funding, investment, and derivatives hedging activities of Corporate Treasury. The Manager of the Global Markets Division is responsible for operating management of price risk through the trading activities conducted in that division.

The Market Risk Monitoring unit is responsible for the monitoring of market risk. Market Risk Monitoring functions independently of all operating and management units.

We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

Interest Rate Risk Management (Other Than Trading)

ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) and of Economic Value of Equity (EVE) to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the policy risk measure to incorporate the effect of certain noninterest income and expense items related to these deposits that are nevertheless sensitive to changes in interest rates. NII, so adjusted, is termed Economic NII. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted (“Economic”) and an unadjusted basis over various time horizons and in response to a variety of interest rate changes.

Our NII policy measure involves a simulation of “Earnings-at-Risk” (EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on earnings over a 12-month horizon, given our projected balance sheet profile. We measure and monitor our interest rate risk profile using two calculations of EaR: unadjusted NII-at-Risk, and Economic NII-at-Risk, the latter adjusted for the noninterest items described above. Under the policy limits, the negative change in simulated Economic NII in either the up or down 200 basis point shock scenarios may not, except on a temporary basis, exceed 4 percent of Economic NII as measured in the base case or no change scenario.

Our EaR simulations use a 12-month projected balance sheet in order to model the impact of interest rate changes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management’s outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using industry estimates of prepayment speeds.

At December 31, 2005, Economic NII showed modest asset-sensitivity to parallel rate shifts. A +200 basis point parallel shift would raise 12-month Economic NII by 0.93 percent, while a similar downward shift would reduce it by 1.97 percent. We caution that continued enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain non-interest, DDA-related, fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

Economic NII

(Dollars in millions)	December 31, 2004	December 31, 2005
+200 basis points	$10.9	$18.9
as a percentage of base case NII	0.60%	0.93%
-200 basis points	$(25.0)	$(40.2)
as a percentage of base case NII	1.39%	1.97%

The 2004 figures in the above table are reported on a consolidated basis while the 2005 figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this presentation provides the best representation of our risk profiles for 2004 and 2005. Our 2005 risk profile would not differ materially on a consolidated basis. See discussion under “Discontinued Operations” related to the disposal.

In the case of non-parallel yield curve changes, our Economic NII is relatively neutral to short rates changes (with long rates held constant) and modestly asset-sensitive to changes in long-term rates (with short-term rates held constant).

In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO limits. Consistent with the projected asset-sensitivity of earnings over time, our EVE-at-Risk shows asset-sensitivity as well.

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

ALM Activities

In general, our unhedged, core balance sheet is relatively asset sensitive, meaning that our loans generally re-price more quickly than our core deposits. In managing the interest sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our risk profile. During 2005, we used a combination of sales and maturities in our ALM investment securities and derivatives portfolios to allow our core asset sensitivity to emerge in a rising rate environment. As we re-evaluated our risk profile and changing market conditions, we took actions later in the year to begin to mitigate our asset sensitivity, as described below.

ALM Investments

At December 31, 2004 and December 31, 2005, our securities available for sale portfolio included $10.1 billion and $6.4 billion, respectively, of securities for ALM purposes. During 2005, we sold $1.5 billion in agency securities while approximately $2.5 billion of ALM securities matured or were called, reflecting management’s decision to reduce our fixed rate ALM portfolio to help support loan growth and allow our core asset sensitivity to emerge. The estimated ALM portfolio effective duration was 2.2 at December 31, 2005, compared to 2.3 at December 31, 2004.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price change of approximately minus 2.2 percent for an immediate one percent increase in interest rates.

During the fourth quarter of 2005, as part of our portfolio rebalancing strategy to diversify our agency concentration risk, we sold approximately $1 billion of Agency securities with the intent of reinvesting the proceeds in AAA-rated non-agency mortgage-backed securities. As of December 31, 2005, we had purchased approximately $350 million of non-Agency mortgage-backed securities.

ALM Derivatives

During 2005, the ALM derivatives portfolio declined by a net $2.3 billion notional, as $3.3 billion notional of contracts matured, offset by $1.0 billion notional of new receive fixed interest rate swaps which were added during the last half of 2005. The fair value of the ALM derivative contracts have declined throughout the year as several “in-the-money” contracts have matured and as the value of our remaining receive fixed swap and floor positions have declined with rising interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 19 to our Consolidated Financial Statements included in this Annual Report.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of December 31, 2003, 2004 and 2005 with the change in fair value between December 2004 and 2005.

	December 31,			Increase / (Decrease) From December 31, 2005
(Dollars in thousands)	2003	2004	2005	to December 31, 2004
Total gross notional amount of positions held for purposes other than trading:	$9,330,000	$9,880,000	$7,550,000	$(2,330,000)
Of which, interest rate swaps pay fixed rates of interest:	200,000	—	—	—
Fair value of positions held for purposes other than trading:
Gross positive fair value	102,605	45,435	5,721	(39,713)
Gross negative fair value	195	15,462	55,943	40,475
Fair value of position	$102,410	$29,973	$(50,222)	$(80,188)

Trading Activities

We enter into trading account activities primarily as a financial intermediary for customers and, to a minor extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a range of products from the securities, foreign exchange, and derivatives markets. In acting for our own account, we may take positions in certain securities and foreign exchange instruments, subject to various limits in amount, tenor and other respects, with the objective of generating trading profits.

We believe that the risks associated with these positions are conservatively managed. We utilize a combination of position limits and stop-loss limits, applied at an aggregated level and to various sub-components within. Market Risk Monitoring prepares daily reports for broad distribution on positions, profit and loss, and mark-to-market valuations. Summary versions of these reports go to senior management on a daily or weekly basis and to ALCO monthly. Positions are controlled and reported both in notional and Value-at-Risk (VaR) terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within limits well below the maximum limit established by Board policy for total trading positions at 0.5 percent of stockholders’ equity. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

The following table sets forth the average, high and low VaR for our trading activities for the years ended December 31, 2004 and December 31, 2005. Part of the increase in VaR figures in 2005 can be attributed to a modification in VaR parameters in early 2005: a change from a 97.5 to 99 percent confidence level, and a change from a five to a ten day holding period.

	December 31, 2004			December 31, 2005
(Dollars in thousands)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$131	$377	$49	$177	$533	$53
Securities	289	585	86	384	720	215

Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at conservative levels. Our foreign exchange business continues to derive the bulk of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio. Similarly, we continue to generate most of our securities trading income from customer-related transactions. Effective January 1, 2005, the Securities Trading and Institutional Sales department, which serves the fixed-income needs of our institutional clients, was combined with the retail brokerage operations of our broker/dealer subsidiary, UnionBanc Investment Services LLC.

Our interest rate derivative contracts included, as of December 31, 2005, approximately $5.0 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk on all customer transactions.

We also engage in energy derivatives contracts, in order to meet the hedging needs of our existing energy industry customers, primarily those that are oil and gas producers. A total of $1.1 billion in notional amount of derivatives contracts was outstanding as of December 31, 2005. As is the case for our customer interest rate derivatives business, all transactions are fully matched to remove market risk, with income produced for us from the credit spread earned.

Liquidity Risk

Liquidity risk represents the potential for loss as a result of limitations on our ability to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. Liquidity risk management is governed by the ALM Policy, which is approved by the Finance and Capital Committee of the Board. ALCO conducts monthly ongoing reviews of our liquidity situation as well as regular updates to our CEO Forum who approve our Liquidity Contingency Plan. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. Our liquidity management is implemented through the funding and investment functions of Corporate Treasury, drawing upon the strengths of our extensive retail and commercial core deposit franchise, coupled with the ability to obtain funds for various terms in a variety of domestic and international money markets. Our securities portfolio represents a significant source of additional liquidity when needed.

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders’ equity, funded over 86 percent of average total assets of approximately $48 billion in 2005. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At December 31, 2005, we could have sold or transferred under repurchase agreements approximately $4 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. For the year ended December 31, 2005, the aggregate balance of these assets averaged $1 billion. Additional liquidity may be provided through loan maturities and sales.

In addition to the funding provided by our bank subsidiary, we raise funds at the bank holding company level. The costs and ability to raise funds are directly impacted by our credit ratings. The following table provides our credit ratings as of January 25, 2006:

		Union Bank of California, N.A.	UnionBanCal Corporation
Standard & Poor’s	Long-term	A+	A
	Short-term	A-1	A-1
Moody’s	Long-term	A1	A2
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

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

Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various CRA related investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of low income housing tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for large equipment leasing projects.

It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement), any exposure to derivative instruments that are indexed to our stock, nor any variable interests in any unconsolidated entity to which we may be a party, except for those leasing arrangements described previously.

The following table presents, as of December 31, 2005, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 9 to our Consolidated Financial Statements included in this Annual Report, and accrued interest payable, which is not significant. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments. For further information on contractual obligations and commitments, see Note 24 to our Consolidated Financial Statements included in this Annual Report.

	December 31, 2005
(Dollars in thousands)	Less than One Year	One through Three Years	Four to Five Years	After Five Years	Total
Time deposits	$4,190,886	$490,394	$138,581	$8,318	$4,828,179
Medium and long-term debt	200,000	200,000	—	400,000	800,000
Junior subordinated debt payable to subsidiary grantor trust	—	—	—	13,000	13,000
Other long-term liabilities
Operating leases (premises)	54,189	91,695	72,656	76,740	295,280
Purchase obligations	18,713	17,084	1,000	—	36,797
Total debt and operating leases	$4,463,788	$799,173	$212,237	$498,058	$5,973,256

Purchase obligations include any legally binding contractual obligations that require us to spend more than $1,000,000 annually under the contract. Payments are shown through the date of contract termination. Purchase obligations in the table above include purchases of hardware, software licenses and printing. For information regarding our sources of liquidity to meet these obligations, see “Liquidity Risk” in the preceding section.

The following table presents our significant commitments to fund as of December 31, 2005:

	December 31,
(Dollars in thousands)	2004	2005
Commitments to extend credit	$16,499,957	$20,287,320
Standby letters of credit	2,917,070	3,549,389
Commercial letters of credit	100,944	98,375
Commitments to fund principal investments	93,822	110,150

Business Segments

In April 2005, we announced several organizational changes that affected our business segments. The Global Markets Group was eliminated and the activities of this group were transferred. Corporate Treasury, which is responsible for ALM wholesale funding and the ALM securities and derivative hedging portfolios, is now included in “Other.” The trading of securities and foreign exchange contracts, as well as the responsibilities for customer-accommodated derivative contracts, are now included in the “Global Markets Division” of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the disposal of most of our International Banking Group are also reflected in “Other.” We are now organized around the target markets we serve and operate in two principal areas, as shown in the table that follows. The results show the financial performance of our two major business units for the periods indicated.

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

The following table reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our primary business units. The information presented does not necessarily represent the business units’ financial condition and results of operations as if they were independent entities. Also, the table has been expanded to include performance center earnings. A performance center is a special unit whose income generating activities, unlike typical profit centers, are based on other business segment units’ customer base. The revenues generated and expenses incurred for those transactions entered into to accommodate our customers are allocated to other business segments where the customer relationships reside. A performance center’s purpose is to foster cross-selling with a total profitability view of the products and services it manages. For example, the Securities Trading and Sales unit within the Global Markets Division, is a performance center that manages the fixed income securities activities for retail and corporate customers.

Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

The RAROC measurement methodology recognizes credit expense for expected losses arising from credit risk and attributes economic capital related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the reversal of or provision for loan losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for loan losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal Corporation as a whole. Our management reporting system identifies balance sheet and income statement items for each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. The business units are assigned the costs of products and services directly attributable to their business activity through standard unit cost accounting based on volume of usage. All other corporate expenses (overhead) are allocated to the business units based on a predetermined percentage of usage.

The business units’ results for the prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and our discontinued operations. Information about our segments is also presented in Note 26 to our Consolidated Financial Statements included in this Annual Report.

	Community Banking and Investment Services Group					Commercial Financial Services Group
	As of and for the Year Ended December 31,			2005 vs. 2004 Increase/(decrease)		As of and for the Year Ended December 31,			2005 vs. 2004 Increase/(decrease)
	2003	2004	2005	Amount	Percent	2003	2004	2005	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income	$661,091	$761,106	$940,273	$179,167	24%	$660,753	$731,567	$897,805	$166,238	23%
Noninterest income (expense)	446,847	513,413	553,029	39,616	8	246,522	285,428	277,541	(7,887)	(3)
Total revenue	1,107,938	1,274,519	1,493,302	218,783	17	907,275	1,016,995	1,175,346	158,351	16
Noninterest expense	830,521	971,200	1,022,423	51,223	5	407,436	420,669	476,519	55,850	13
Credit expense	32,003	33,216	34,779	1,563	5	159,029	106,278	94,780	(11,498)	(11)
Income from continuing operations before income taxes	245,414	270,103	436,100	165,997	61	340,810	490,048	604,047	113,999	23
Income tax expense	93,871	103,314	166,808	63,494	61	104,739	160,162	202,221	42,059	26
Income from continuing operations	151,543	166,789	269,292	102,503	61	236,071	329,886	401,826	71,940	22
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	na	—	—	—	—	na
Net income	$151,543	$166,789	$269,292	$102,503	61	$236,071	$329,886	$401,826	$71,940	22
Performance center earnings (dollars in thousands):
Net interest income	$728	$410	$(27)	$(437)	(107)	$(605)	$(346)	$(133)	$213	62
Noninterest income	(75,988)	(66,137)	(60,316)	5,821	9	61,835	52,316	47,061	(5,255)	(10)
Noninterest expense	(41,518)	(29,738)	(22,928)	6,810	23	35,788	25,941	19,513	(6,428)	(25)
Income (loss) from continuing operations	(20,909)	(22,296)	(23,142)	(846)	(4)	15,867	16,318	17,307	989	6
Total loans (dollars in millions)	25	25	20	(5)	(20)	(43)	(46)	(44)	2	4
Average balances (dollars in millions):
Total loans(1)	$11,462	$12,814	$15,264	$2,450	19	$12,853	$12,738	$15,905	$3,167	25
Total assets	12,650	14,213	16,747	2,534	18	14,848	15,220	19,393	4,173	27
Total deposits(1)	16,932	19,462	20,317	855	4	12,715	14,300	16,111	1,811	13
Financial ratios:
Risk adjusted return on capital	21%	23%	31%			14%	22%	24%
Return on average assets	1.20	1.17	1.61			1.59	2.17	2.07
Efficiency ratio(2)	74.96	76.20	68.47			44.91	41.26	41.02

	Other					UnionBanCal Corporation
	As of and for the Year Ended December 31,			2005 vs. 2004 Increase/(decrease)		As of and for the Year Ended December 31,			2005 vs. 2004 Increase/(decrease)
	2003	2004	2005	Amount	Percent	2003	2004	2005	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income	$225,660	$131,343	$1,036	$(130,307)	(99)%	$1,547,504	$1,624,016	$1,839,114	$215,098	13%
Noninterest income (expense)	19,587	113,982	(25,783)	(139,765)	(123)	712,956	912,823	804,787	(108,036)	(12)
Total revenue	245,247	245,325	(24,747	(270,072)	(110)	2,260,460	2,536,839	2,643,901	107,062	4
Noninterest expense	125,977	81,720	108,304	26,584	33	1,363,934	1,473,589	1,607,246	133,657	9
Credit expense	(118,233)	(185,251)	(180,242)	5,009	3	72,799	(45,757)	(50,683)	(4,926)	(11)
Income from continuing operations before income taxes	237,503	348,856	47,191	(301,665)	(86)	823,727	1,109,007	1,087,338	(21,669)	(2)
Income tax expense	72,583	135,457	(12,331)	(147,788)	(109)	271,193	398,933	356,698	(42,235)	(11)
Income from continuing operations	164,920	213,399	59,522	(153,877)	(72)	552,534	710,074	730,640	20,566	3
Income (loss) from discontinued operations, net of income taxes	34,605	22,460	132,293	109,833	489	34,605	22,460	132,293	109,833	489
Net income	$199,525	$235,859	$191,815	$(44,044)	(19)	$587,139	$732,534	$862,933	$130,399	18
Performance center earnings (dollars in thousands):
Net interest income	$(123)	$(64)	$160	$224	350	$—	$—	$—	$—	na
Noninterest income	14,153	13,821	13,255	(566)	(4)	—	—	—	—	na
Noninterest expense	5,730	3,797	3,415	(382)	(10)	—	—	—	—	na
Income (loss) from continuing operations	5,042	5,978	5,835	(143)	(2)	—	—	—	—	na
Total loans (dollars in millions)	18	21	24	3	14	—	—	—	—	na
Average balances (dollars in millions):
Total loans(1)	$613	$496	$284	$(212)	(43)	$24,928	$26,048	$31,453	$5,405	21
Total assets	11,075	13,726	11,471	(2,255)	(16)	38,573	43,159	47,611	4,452	10
Total deposits(1)	2,369	2,245	3,116	871	39	32,016	36,007	39,544	3,537	10
Financial ratios:
Risk adjusted return on capital	na	na	na			na	na	na
Return on average assets	na	na	na			1.43%	1.65%	1.53%
Efficiency ratio(2)	na	na	na			60.27	57.95	60.75

(1)       Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)       The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

Community Banking and Investment Services Group

The Community Banking and Investment Services Group provides financial products including credit, deposit, trust, investment management, risk management, and insurance products delivered through our branches, relationship managers, private bankers, trust administrators, and insurance agents to individuals, small businesses and institutional clients.

During 2005, net income of the group increased by 61 percent over 2004, reflecting the group’s continued focus on growing the consumer asset portfolio and attracting retail and small business deposits. Net interest income increased by 24 percent primarily due to higher demand deposits and a higher margin on deposits, which contributed 21 percent to the growth.

The group’s strategy is to grow assets through an expanded small business sales force, increased emphasis on real estate secured and Small Business Administration (SBA) guaranteed loans to small business, and a stronger network of residential real estate brokers. Increasing demand for home equity loans and more effective cross-selling efforts have led to an overall growth in consumer loans, despite run-off of discontinued auto dealer and auto lease lines of business. In addition, the group expects a larger branch network, created from new branches and acquired branches, to improve growth prospects when combined with more robust efforts in the telephone and internet channels.

Total core deposit growth demonstrates the group’s continued success in attracting mass retail, affluent consumers and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products. These activities, in the aggregate, have resulted in a year-over-year increase of approximately 6 percent in core deposits. Among the more successful marketing activities has been the “Power Bank” network, in Fresno, California. These branches offer an expanded set of service options, extended hours and have been remodeled to improve the customer experience with facility enhancements. The focus on enterprise-wide cross-selling initiatives has been particularly effective in our affluent markets where a key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships.

Of the 8 percent increase in the group’s noninterest income, trust fees contributed 4 percent of the growth, primarily due to the recent acquisitions of portfolios from CNA Trust (renamed TruSource) and the BTM Trust Company, New York. In addition, deposit fees contributed 2 percent to the increase. Overall, total revenues for 2005 increased by over 17 percent compared to 2004.

The Community Banking and Investment Services Group is comprised of five major divisions:   Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management and Global Markets.

Community Banking   serves its customers through 315 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 597 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our website at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

This division is organized by service delivery method, by markets and by geography. We serve our customers in the following ways:

•       through community banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer financing;

•       through access to our internet banking services, which augment our physical delivery channels by providing an array of customer transaction, bill payment and loan payment services;

•       through branches and business banking centers, which serve small businesses with annual sales up to $5 million; and

•       through in-store branches, which also serve consumers and small businesses.

Wealth Management   provides comprehensive private banking services to our affluent clientele.

•       The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 14 existing locations, The Private Bank relationship managers offer all of our available products and services.

Institutional Services and Asset Management   provides investment management and administration services for a broad range of individuals and institutions.

•       HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank of California, N.A. with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.’s strategy is to broaden its client base and in turn to increase the assets of the HighMark Funds.

•       Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, provides escrow services and trustee services for project finance. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers, and non-profit organizations. Institutional Services’ strategy is to continue to leverage and expand its position in our target markets. The acquisition of CNA Trust Company (renamed TruSource) expanded our retirement processing capability by providing outsourcing services for direct distributors of retirement products, and strengthened capacity to support smaller plans. The acquisition of the corporate trust portfolio of the BTMU Trust Company, New York enhanced our capability in the areas of municipal and project finance trustee and agent services.

Consumer Asset Management   provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

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

Insurance Services   products are sold through UBOC Insurance, Inc. (through its insurance agency subsidiaries) and securities are sold through UnionBanc Investment Services LLC, both of which are subsidiaries of Union Bank of California, N.A. Effective January 1, 2006, our insurance agency subsidiaries were combined into UnionBanc Insurance Services, Inc.

Through alliances with other financial institutions, the Community Banking and Investment Services Group offers additional products and services, such as credit cards, merchant bank cards, leasing, and asset-based and leveraged financing.

The group competes with larger banks by attempting to provide service quality superior to that of its major competitors. The group’s primary means of competing with community banks include its branch network and its technology to deliver banking services. The group also offers convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

The group competes with a number of commercial banks, internet banks, savings associations and credit unions, as well as more specialized financial service providers such as investment brokerage companies, consumer finance companies, and residential real estate lenders.

Commercial Financial Services Group

The Commercial Financial Services Group offers financing, depository and cash management services to middle market and large corporate businesses primarily headquartered in the western United States. The group has continued to focus on specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing, and real estate financing. In addition to credit services, the group offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, U.S. correspondent banks and government entities.

In 2005, the 22 percent increase in net income was due to significant growth in both loans and deposits. Net interest income increased by 23 percent primarily due to higher demand deposits and a higher margin on deposits, which contributed 18 percent to the growth. Deposit growth came primarily from sales successes in middle market, corporate and real estate industries. In addition to new sales, pricing strategies to retain volume helped to offset the disintermediation associated with a rising interest rate environment.

In 2005, average loans increased by 25 percent over the prior year. This was primarily due to continued improvement in our approach to the commercial real estate market, increased loan demand in the California middle-market and specialty segments and the acquisition of Jackson Federal Bank.

The decrease in noninterest income was mainly due to lower deposit fees resulting from an increase in the earnings credit available to our wholesale customers. The increase in noninterest expense during 2005 was mainly due to outside services expense from higher costs of services related to title and escrow balances, stemming from a higher earnings credit rate and higher balances.

The group’s initiatives will continue to include expanding wholesale deposit activities and increasing domestic trade financing. Loan strategies include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, entertainment, equipment leasing and commercial finance. The group is particularly strong in processing services, including services such as Automated Clearing House (ACH), check processing, and cash vault services.

The Commercial Financial Services Group is comprised of the following business units:

•       the Commercial Banking Division, which serves California middle-market and large corporate companies with commercial lending, trade financing, and asset-based loans;

•       the Commercial Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies and specialized industries. This division also manages Union Bank of California’s web strategies for retail, small business, wealth management and commercial clients, as well as product development and management for our entire banking franchise;

•       the Real Estate Industries Division, which provides real estate lending products such as construction loans, commercial mortgages and bridge financing;

•       the Energy Capital Services Division, which provides corporate financing and project financing to oil and gas companies, as well as power and utility companies, nationwide; and

•       the Corporate Capital Markets Division, which provides financing to middle-market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services.

The group’s main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer’s primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers’ credit and depository needs. The group competes with other banks primarily on the basis of the quality of its relationship managers, the level of industry expertise, the delivery of quality customer service, and its reputation as a “business bank.” The group also competes with a variety of other financial services companies as well as nonbank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies, and insurance companies.

Other

“Other” includes the following items:

•       corporate activities that are not directly attributable to one of the two major business units. Included in this category are certain other items such as the results of operations of certain parent company non-bank subsidiaries and the elimination of the fully taxable-equivalent basis amount;

•       the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

•       the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

•       the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates;

•       the Pacific Rim Corporate Group, with assets of $282 million at December 31, 2005, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan;

•       Corporate Treasury, which is responsible for our ALM, wholesale funding, and its securities and derivatives portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our core balance sheet and to manage those risks within conservative guidelines. (For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk.”);

•       the discontinued operations resulting from the sale of our international correspondent banking business; and

•       the residual costs of support groups.

The 2005 financial results were impacted by the following factors:

•       net interest income declined $130.3 million compared to 2004 primarily as a result of a decrease in income from ALM derivatives hedges and from the net impact of changes in transfer pricing rates over prior period as market rates increased. Net interest income included the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and transfer pricing results;

•       noninterest income declined $139.8 million compared to 2004 due to the $93 million gain from the sale of our merchant card portfolio in 2004 and a $50 million loss on the sale of government agency securities resulting from the restructuring of our securities portfolio in 2005;

•       noninterest expense of $108.3 million, which included increased corporate benefits and performance related incentives;

•       credit expense (income) of ($180.2) million was due to the difference between the $50.7 million reversal of provision for loan losses calculated under our US GAAP methodology and the $129.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       income from discontinued operations, net of income taxes, of $132.3 million, which included a net gain of $147.4 million on the sale of our international correspondent banking business.

The 2004 financial results were impacted by the following factors:

•       net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and net transfer pricing results;

•       noninterest income of $114.0 million, which included the recognition of a $93 million gain from the sale of our merchant card portfolio;

•       noninterest expense of $81.7 million;

•       credit expense (income) of ($185.3) million was due to the difference between the $45.8 million reversal in provision for loan losses calculated under our US GAAP methodology and the $139.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology; and

•       income from discontinued operations, net of income taxes, of $22.5 million.

Regulatory Matters

In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International’s Bank Secrecy Act and anti-money laundering controls and processes. Union Bank of California International, a wholly owned subsidiary of Union Bank of California, N.A., is headquartered in New York City and, as an Edge Act subsidiary, is limited to engaging in international banking activities, most of which were sold in October 2005. We expect to dissolve this subsidiary in the second quarter of 2006. Although the principal business activities of this subsidiary have been sold, we remain legally responsible for resolving the issues raised by the Federal Reserve Bank of New York. During 2006, we expect to spend approximately $10 million for compliance related expenses.

In March 2005, Union Bank of California, N.A. entered into a memorandum of understanding with the Office of the Comptroller of the Currency, which requires Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. During 2005, we began the process of strengthening those controls and processes, which will continue in 2006. We expect to spend approximately $16 million during 2006 primarily for consulting and staff related expenses in our continuing operations.

Management is committed to resolving the issues raised by the regulators and continues to take actions it believes to be appropriate to achieve this objective.

Until resolved, these pending regulatory matters, or any future regulatory actions concerning anti-money laundering controls and processes, may adversely affect UnionBanCal Corporation’s and Union Bank of California, N.A.’s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Also, any future regulatory actions relating to this subject could result in the imposition of fines or penalties as has occurred with a number of other banks in recent years. However, neither Union Bank of California, N.A.’s memorandum of understanding with the Office of the Comptroller of the Currency, Union Bank of California International’s agreement with the Federal Reserve Bank of New York, nor the financial impact of enhanced Bank Secrecy Act and anti-money laundering controls and processes, are expected to have a material adverse impact on the financial condition or results of operations of Union Bank of California, N.A. or UnionBanCal Corporation.

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income(1)

	Years Ended December 31,
(Dollars in thousands, except per share data)	2003	2004	2005
Interest Income
Loans	$1,373,867	$1,366,970	$1,800,725
Securities	348,622	425,607	395,819
Interest bearing deposits in banks	296	3,417	2,676
Federal funds sold and securities purchased under resale agreements	10,203	9,189	20,535
Trading account assets	3,459	3,492	4,226
Total interest income	1,736,447	1,808,675	2,223,981
Interest Expense
Domestic deposits	150,386	144,879	289,285
Foreign deposits	2,024	1,808	14,066
Federal funds purchased and securities sold under repurchase agreements	405	6,654	10,372
Commercial paper	8,508	6,899	31,672
Medium and long-term debt	7,845	16,773	32,206
Trust notes	14,510	2,780	953
Other borrowed funds	5,265	4,866	6,313
Total interest expense	188,943	184,659	384,867
Net Interest Income	1,547,504	1,624,016	1,839,114
(Reversal of) provision for loan losses(2)	72,799	(45,757)	(50,683)
Net interest income after provision for loan losses	1,474,705	1,669,773	1,889,797
Noninterest Income
Service charges on deposit accounts	304,717	335,207	323,865
Trust and investment management fees	136,347	153,083	173,518
Insurance commissions	62,652	77,874	78,915
Merchant banking fees	30,990	39,646	43,898
Foreign exchange gains, net	28,542	32,004	33,902
Brokerage commissions and fees	31,755	33,063	30,038
Card processing fees, net	37,520	34,147	25,105
Securities losses, net	(1,851)	(12,085)	(50,039)
Other	82,284	219,884	145,585
Total noninterest income	712,956	912,823	804,787
Noninterest Expense
Salaries and employee benefits	780,740	848,717	934,354
Net occupancy	120,434	127,720	141,299
Outside services	65,088	74,978	117,190
Equipment	63,988	67,839	68,206
Software	45,536	51,877	58,511
Professional services	48,274	48,371	45,500
Communications	41,607	42,011	41,909
Foreclosed asset expense (income)	(84)	1,211	(5,635)
Provision for losses on off-balance sheet commitments(2)	—	—	4,000
Other	198,351	210,865	201,912
Total noninterest expense	1,363,934	1,473,589	1,607,246
Income from continuing operations before income taxes	823,727	1,109,007	1,087,338
Income tax expense	271,193	398,933	356,698
Income from Continuing Operations	552,534	710,074	730,640
Income from discontinued operations before income taxes	56,239	36,339	205,582
Income tax expense	21,634	13,879	73,289
Income from Discontinued Operations	34,605	22,460	132,293
Net Income	$587,139	$732,534	$862,933
Income from continuing operations per common share—basic	$3.71	$4.81	$5.04
Net Income per common share—basic	$3.94	$4.96	$5.95
Income from continuing operations per common share—diluted	$3.67	$4.72	$4.94
Net income per common share—diluted	$3.90	$4.87	$5.84
Weighted average common shares outstanding—basic	148,917	147,767	145,109
Weighted average common shares outstanding—diluted	150,645	150,303	147,792

(1)            In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect the discontinued operations.

(2)      Beginning in 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2004	2005
Assets
Cash and due from banks	$1,977,422	$2,402,212
Interest bearing deposits in banks	277,482	771,164
Federal funds sold and securities purchased under resale agreements	944,950	796,500
Total cash and cash equivalents	3,199,854	3,969,876
Trading account assets	235,840	312,655
Securities available for sale:
Securities pledged as collateral	144,240	96,994
Held in portfolio	10,994,981	8,072,286
Loans (net of allowance for loan losses: 2004, $399,156; 2005, $351,532)	28,710,259	32,744,063
Due from customers on acceptances	23,841	19,252
Premises and equipment, net	526,543	536,074
Intangible assets	61,737	42,616
Goodwill	450,961	454,015
Other assets	1,731,355	2,113,577
Assets of discontinued operations to be disposed or sold(1)	2,018,410	1,054,594
Total assets	$48,098,021	$49,416,002
Liabilities
Domestic deposits:
Noninterest bearing	$19,100,128	$19,489,377
Interest bearing	19,402,379	19,789,496
Foreign deposits:
Interest bearing	216,999	803,366
Total deposits	38,719,506	40,082,239
Federal funds purchased and securities sold under repurchase agreements	587,249	651,529
Commercial paper	824,887	680,027
Other borrowed funds	172,549	134,485
Acceptances outstanding	23,841	19,252
Other liabilities	1,112,743	1,466,478
Medium and long-term debt	816,113	801,095
Junior subordinated debt payable to subsidiary grantor trust	15,790	15,338
Liabilities of discontinued operations to be extinguished or assumed(1)	1,533,099	1,005,859
Total liabilities	43,805,777	44,856,302
Commitments and contingencies
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 2004 or 2005	—	—
Common stock, par value $1 per share in 2004 and in 2005:
Authorized 300,000,000 shares, issued 152,191,818 shares in 2004 and 154,469,215 shares in 2005	152,192	154,469
Additional paid-in capital	881,928	994,956
Treasury stock—3,831,900 shares in 2004 and 10,262,143 shares in 2005	(223,361)	(612,732)
Retained earnings	3,526,312	4,141,400
Accumulated other comprehensive loss	(44,827)	(118,393)
Total stockholders’ equity	4,292,244	4,559,700
Total liabilities and stockholders’ equity	$48,098,021	$49,416,002

(1)    In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All prior periods presented have been restated to reflect the discontinued operations.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated	Total
			Additional			other	stock-
	Number	Common	paid-in	Treasury	Retained	comprehensive	holders’
(In thousands, except shares)	of shares	stock	capital	stock	earnings	income (loss)	equity
BALANCE DECEMBER 31, 2002	150,702,363	$926,460	$—	$—	$2,591,635	$240,094	$3,758,189
Comprehensive income
Net income—2003					587,139		587,139
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges						(60,582)	(60,582)
Net change in unrealized gains on securities available for sale						(124,915)	(124,915)
Foreign currency translation adjustment						356	356
Minimum pension liability adjustment						(2,711)	(2,711)
Total comprehensive income							399,287
Reincorporation(3)		(520,876)	520,876				—
Dividend reinvestment plan	5,731	34	22				56
Deferred compensation—restricted stock awards	6,000	282			(46)		236
Stock options exercised	1,912,323	36,686	34,258				70,944
Stock issued in acquisitions	1,149,106	48,254					48,254
Common stock repurchased(1)	(7,775,367)	(344,840)		(12,846)			(357,686)
Dividends declared on common stock, $1.21 per share(2)					(178,844)		(178,844)
Net change		(780,460)	555,156	(12,846)	408,249	(187,852)	(17,753)
BALANCE DECEMBER 31, 2003	146,000,156	$146,000	$555,156	$(12,846)	$2,999,884	$52,242	$3,740,436
Comprehensive income
Net income—2004					732,534		732,534
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(42,357)	(42,357)
Net change in unrealized losses on securities available for sale						(54,231)	(54,231)
Foreign currency translation adjustment						2,423	2,423
Minimum pension liability adjustment						(2,904)	(2,904)
Total comprehensive income							635,465
Dividend reinvestment plan	308	1	16				17
Deferred compensation—restricted stock awards	16,000	16	968		(583)		401
Stock options exercised	1,918,011	1,918	78,391				80,309
Stock issued in acquisitions	4,257,343	4,257	247,571				251,828
Common stock repurchased(1)			(174)	(210,515)			(210,689)
Dividends declared on common stock, $1.39 per share(2)					(205,523)		(205,523)
Net change		6,192	326,772	(210,515)	526,428	(97,069)	551,808
BALANCE DECEMBER 31, 2004	152,191,818	$152,192	$881,928	$(223,361)	$3,526,312	$(44,827)	$4,292,244
Comprehensive income
Net income—2005					862,933		862,933
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(35,737)	(35,737)
Net change in unrealized losses on securities available for sale						(42,403)	(42,403)
Foreign currency translation adjustment						8,134	8,134
Minimum pension liability adjustment						(3,560)	(3,560)
Total comprehensive income							789,367
Deferred compensation—restricted stock awards	399,489	399	25,242		(18,072)		7,569
Stock options exercised	1,877,908	1,878	87,786				89,664
Common stock repurchased(1)				(389,371)			(389,371)
Dividends declared on common stock, $1.59 per share(2)					(229,773)		(229,773)
Net change		2,277	113,028	(389,371)	615,088	(73,566)	267,456
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700

(1)       Common stock repurchased includes commission costs. All repurchases subsequent to September 29, 2003, are reflected in Treasury Stock.

(2)       Dividends are based on UnionBanCal Corporation’s shares outstanding as of the declaration date.

(3)       On September 30, 2003, UnionBanCal Corporation changed its state of incorporation from California to Delaware, establishing a par value of $1 per share of common stock.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Twelve Months
	Ended December 31,
(Dollars in thousands)	2003	2004	2005
Cash Flows from Operating Activities:
Net income	$587,139	$732,534	$862,933
Income from discontinued operations, net of taxes	34,605	22,460	132,293
Income from continuing operations, net of taxes	552,534	710,074	730,640
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	72,799	(45,757)	(50,683)
Provision for losses on off-balance sheet commitments	—	—	4,000
Depreciation, amortization and accretion	137,183	155,890	157,616
Provision for deferred income taxes	49,269	76,708	65,230
Losses on sales of securities available for sale, net	1,851	12,085	50,039
Net increase in prepaid expenses	(85,250)	(89,434)	(150,286)
Net (increase) decrease in fees and other charges receivable	29,845	(15,721)	100,730
Net increase (decrease) in accrued expenses	(90,108)	(12,859)	12,530
Net increase (decrease) in unearned and deferred income	(6,919)	20,397	104,468
Net (increase) decrease in trading account assets	22,822	16,181	(76,816)
Net increase (decrease) in other liabilities	(80,117)	20,472	152,531
Net increase in other assets, net of acquisitions	(195,630)	(136,120)	(377,292)
Loans originated for resale	(306,510)	(1,046,833)	(145,671)
Net proceeds from loans originated for resale	336,794	931,324	218,068
Restricted stock granted	236	401	7,569
Other, net	41,142	139,285	14,512
Discontinued operations, net	77,835	(320)	243,509
Total adjustments	5,242	25,699	330,054
Net cash provided by operating activities	557,776	735,773	1,060,694
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	274,856	1,046,055	1,580,353
Proceeds from matured and called securities available for sale	3,368,798	3,741,945	2,965,067
Purchases of securities available for sale, net of acquisitions	(7,363,168)	(4,879,266)	(1,715,882)
Net purchases of premises and equipment	(95,027)	(109,418)	(98,353)
Net (increase) decrease in loans, net of acquisitions	1,257,648	(2,984,288)	(4,076,331)
Net cash used in acquisitions	(60,920)	(101,359)	—
Other, net	1,626	900	25
Discontinued operations, net	(89,330)	(40,245)	873,020
Net cash used in investing activities	(2,705,517)	(3,325,676)	(472,101)
Cash Flows from Financing Activities:
Net increase in deposits, net of acquisitions	2,370,095	2,937,950	1,362,734
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(53,411)	220,681	64,280
Net increase (decrease) in commercial paper and other borrowed funds	(551,671)	243,078	(182,924)
Proceeds from issuance of debt	398,548	—	—
Redemption of junior subordinated debt	—	(360,825)	—
Common stock repurchased	(357,686)	(210,689)	(389,371)
Payments of cash dividends	(175,795)	(197,198)	(224,218)
Stock options exercised	70,944	80,309	89,664
Other, net	412	2,440	8,134
Discontinued operations, net	(145,353)	(128,147)	(547,660)
Net cash provided by financing activities	1,556,083	2,587,599	180,639
Net increase (decrease) in cash and cash equivalents	(591,658)	(2,304)	769,232
Cash and cash equivalents at beginning of year	3,793,393	3,201,875	3,199,854
Effect of exchange rate changes on cash and cash equivalents	140	283	790
Cash and cash equivalents at end of year	$3,201,875	$3,199,854	$3,969,876
Cash Paid During the Year For:
Interest	$192,330	$175,146	$364,715
Income taxes	238,515	310,789	319,885
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$721,749	$2,577,765	$—
Purchase price:
Cash	(83,597)	(201,522)	—
Stock issued	(48,254)	(251,828)	—
Fair value of liabilities assumed	$589,898	$2,124,415	$—
Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale	$6,381	$5,506	$1,310

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005

Note 1—Summary of Significant Accounting Policies and Nature of Operations

Introduction

UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, and also nationally.

The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), owned approximately 63 percent of the Company’s outstanding common stock at December 31, 2005.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

The Consolidated Financial Statements include the accounts of the Company, and all material intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods may have been reclassified to conform with current financial statement presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, which have original maturities less than 90 days.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. The Company’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Trading Account Assets

Trading account assets consist of securities and loans that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of the securities have a high degree of liquidity and readily determinable market value. Interest earned, paid, or accrued on trading account assets is included in interest income using a method that produces a level yield. Realized gains and losses from the sale or close-out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

Included in trading account assets are the unrealized gains related to a variety of interest rate derivative contracts, primarily swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes, based on management’s intent at inception, or as an accommodation to customers.

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

Securities Available for Sale

The Company’s securities portfolio consists of debt and equity securities that are classified as securities available for sale.

Debt securities and equity securities with readily determinable market values that are not classified as trading account assets are classified as securities available for sale and carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized.

Interest income on debt securities includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities.

The Company recognizes other-than-temporary impairment on its securities available for sale portfolio cost when it is likely that it will not recover its principal. A security is subject to quarterly impairment testing when its fair value is lower than its carrying value. The Company excludes from quarterly impairment testing debt securities that are backed by the full faith and credit of the U.S. government or where the likelihood of default is remote and purchased at a premium below 10 percent of par. Typical securities in the portfolio that are subject to testing for other-than-temporary impairment are collateralized loan obligations (CLOs), commercial mortgage conduits and equity securities. In calculating the level of other-than-temporary impairment, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic market conditions.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Interest accruals are continued for certain small business loans that are processed centrally, consumer loans, and one-to-four family residential mortgage loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Interest accruals are also continued for loans that are both well-secured and in the process of collection. For this purpose, loans are considered well-secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered “in the process of collection” if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. All subsequent payments received are first applied to unpaid principal and then to uncollected interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such a loan is considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as “Cash Basis Nonaccrual” loans. This policy only applies to loans that are well-secured and in management’s judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized when cash is received.

Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer and residential mortgage loans.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, the specific allowance and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for most commercial loans from a loss migration model and, for pooled loans, by using expected net charge-offs. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and certain small commercial loans. Estimated losses are based on a loss confirmation period, which is the estimated average period of time between a material adverse event affecting the credit worthiness of a borrower for non-criticized, risk-graded credits or through the remaining life of the loan for criticized, risk-graded credits, and the subsequent recognition of a loss.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is composed of attribution factors, which are based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company’s internal credit examiners.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. In addition, the impairment allowance may include amounts related to certain qualitative factors that have yet to manifest themselves in the other measurements. Impairment is recognized as a component of the existing allowance for loan losses.

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

Long-lived assets that are held or that are to be disposed of are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected undiscounted future cash flows of a long-lived asset, if lower, and its carrying value. In the event of an impairment, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset as measured using a quoted market price or, in the absence of a quoted market price, a discounted cash flow analysis. The impairment loss is reflected in noninterest expense.

Intangible Assets

Intangible assets that have infinite lives, such as goodwill, are tested for impairment at least annually.

Intangible assets that have finite lives, which include core deposit intangibles and rights-to-expiration, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated period of benefit ranging from six to fifteen years, although some intangible assets may have useful lives which extend to thirty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Other Real Estate Owned

Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is recorded at the lower of the loan’s unpaid principal balance or its fair value as established by a current appraisal, adjusted for disposition costs. Any write-down at the date of transfer is charged to the allowance for loan losses. OREO values, recorded in other assets, are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense (income).

Distressed Loans Held for Sale

Distressed loans held for sale are included in other assets in the consolidated financial statements and represent loans that the Company has identified as available for accelerated disposition. These are loans that would otherwise be included in nonaccrual loans. Distressed loans are recorded at the lower of the unpaid principal balance or fair value. Any write-down at the date of transfer is charged to the allowance for loan losses. Distressed loans, recorded in other assets, are reviewed on a quarterly basis and any decline in value is recognized in other noninterest income during the period in which the decline occurs. At December 31, 2003, 2004 and 2005, there were  no distressed loans held for sale.

Private Capital Investments

Private capital investments include direct investments in private companies and indirect investments in private equity funds. These investments are initially valued at cost and tested for other-than-temporary impairment on a quarterly basis if the carrying value exceeds fair value. Fair value is estimated based on a company’s business model, current and projected financial performance, liquidity and overall economic and market conditions. Any other-than-temporary impairment is recognized in other noninterest income.

Derivative Instruments Held for Purposes Other Than Trading

The Company enters into a variety of derivative contracts as a means of reducing the Company’s interest rate and foreign exchange exposures. At inception, these contracts, i.e., hedging instruments, are evaluated in order to determine if the hedging instrument will be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship, is recognized in noninterest expense in the period in which it arises. All qualifying hedge instruments are valued at fair value and included in other assets or other liabilities. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent effective, is recognized in net interest income. For all other fair value hedges, the changes in the fair value of the hedged item and changes in fair value of the derivative are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans and deposit liabilities are recognized in net interest income in the period in which the cash flow from the hedged item is realized. When a qualifying cash flow hedge contract is terminated but the hedging relationship continues, the unrealized gain or loss on the terminated contract is recognized ratably over the period in which the cash flow from the hedged item is realized. If the hedging relationship is discontinued, any unrealized gain or loss in accumulated other comprehensive

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

income will be recognized in noninterest expense. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs.

Operating Leases

The Company enters into a variety of lease contracts generally for premises and equipment. Lease contracts that do not transfer substantially all of the benefits and risks of ownership and meet the criteria under SFAS No. 13 “Accounting for Leases” are treated as operating leases. The Company accounts for the payments of rent on these contracts on a straight-line basis over the lease term. At inception of the lease term, any periods for which no rents are paid and/or escalation clauses are stipulated in the lease contract are included in the determination of the rent expense and recognized ratably over the lease term.

Foreign Currency Translation

Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency of each branch. Since the functional currency of the branches is the local currency, the net assets are remeasured into U.S. dollars using a combination of current and historical exchange rates. The resulting gains or losses are included in stockholders’ equity, as a component of accumulated other comprehensive income (loss), on a net of tax basis. Effective December 31, 2005, the foreign exchange translation related to the international correspondent banking business was recognized as part of the gain from the sale and is included in discontinued operations.

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

Net Income Per Common Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock equivalent. See discussion under “Stock-Based Compensation,” which follows below and Note 16 of these consolidated financial statements.

Allowance for Losses on  Off-Balance Sheet Commitments

The Company maintains an allowance for off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loans, standby letters of credit and commercial lines of credit that are not for sale. The Company’s methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses and incorporates an assumption based upon historical information of likely utilization. See accounting policy

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

“Allowance for Loan Losses.”  The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense.

Stock-Based Compensation

As allowed under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company has chosen to continue to recognize compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price.

At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 16 of these consolidated financial statements. The value of the restricted stock awards issued under the plans has been reflected in compensation expense. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, therefore, were not included in compensation expense as allowed by current US GAAP.

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

	For the Year Ended
(Dollars in thousands)	2003	2004	2005
As reported net income	$587,139	$732,534	$862,933
Add: stock-based employee compensation expense included in reported net income, net of income taxes	146	248	4,674
Deduct: total stock-based employee compensation expense, net of income taxes	24,198	25,377	24,491
Pro forma net income, after stock-based employee compensation expense	$563,087	$707,405	$843,116
Net income per common share—basic
As reported	$3.94	$4.96	$5.95
Pro forma	$3.78	$4.79	$5.81
Net income per common share—diluted
As reported	$3.90	$4.87	$5.84
Pro forma	$3.74	$4.71	$5.73

Compensation cost associated with the Company’s unvested restricted stock issued under the management stock plan is measured based on the market price of the stock at the grant date and is expensed over the vesting period. Compensation cost for unvested stock option awards is based upon the fair value method.

Compensation cost associated with the Company’s Performance Share Plan, described more fully in Note 16 of these consolidated financial statements, is accounted for in accordance with APB No. 25.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Employee Benefit and Incentive Plans and Other Postretirement Benefits

The Company provides a variety of benefit and incentive compensation plans for eligible employees and retirees. Provisions for the costs of these employee benefit and incentive plans and postretirement benefit plans are accrued and charged to expense when the benefit is earned.

Segment Reporting

Business unit results are based on an internal management reporting system used by management to measure the performance of the units and the Company as a whole. The management reporting system identifies balance sheet and income statement items to each business unit based on internal management accounting policies. Net interest income is determined using the Company’s internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital based on their type, maturity or repricing characteristics. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. Economic capital is attributed to each business unit using a Risk Adjusted Return on Capital (RAROC) methodology, which seeks to allocate capital to each business unit consistent with the level of risk it assumes. These risks are primarily credit risk, market risk and operational risk. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and volatilities. Operational risk is the potential loss due to all other factors, such as failures in internal controls, system failures, or external events.

The Company’s operating business segments have been aggregated into two major components: consumer and commercial. This aggregation groups the components by major classes of customers and the products and services that are provided.

Junior Subordinated Debt Payable to Subsidiary Grantor Trust (Trust Notes)

Trust notes are accounted for as liabilities on the balance sheet. Interest on trust notes is treated as interest expense on an accrual basis.

Additional information on the trust notes can be found in Note 14 of these consolidated financial statements.

Treasury Stock

In 2003, the Company reincorporated in the State of Delaware and adopted the treasury stock method of accounting for repurchases of common stock. The cost of common stock repurchased is shown separately in the statement of changes in stockholders’ equity and shares repurchased are deducted from shares outstanding until retired. Gains and losses resulting from shares reissued are based on the average cost of shares repurchased. Gains and losses, up to the amount of gains previously recognized, are included in additional paid in capital. Losses in excess of the gains previously recognized reduce retained earnings.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Recently Issued Accounting Pronouncements

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), “Share—Based Payment”. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement is effective for annual periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. However, on April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company will adopt Statement 123R on January 1, 2006 under the modified prospective method, which is expected, based upon current projections, to result in an increase in noninterest expense of approximately $26 million for the year ended December 31, 2006. Disclosure required under SFAS No. 123 is shown in Note 1 of these consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. At adoption, there was no impact on the Company’s financial position or results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Statement requires that a voluntary change in accounting principle be applied retrospectively to all prior periods financial statements presented, unless impracticable to do so. It also provides that a change in method of depreciation or amortization for long-lived nonfinancial asset be accounted for as a change in accounting estimate effected by a change in accounting principle, with the change applied prospectively and that correction of errors in previously issued financial statements should be termed a “restatement.” The Statement is effective for fiscal years beginning after December 15, 2005. Management believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Obligations.” FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon the acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005. The Company adopted FIN 47 in the fourth quarter 2005 without material effect on its financial position or results of operations.

Accounting for Certain Loans Acquired in a Transfer

In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establish the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years beginning after December 15, 2004. At adoption, there was no impact on the Company’s financial position or results of operations.

Determining Whether a General Partner Controls a Limited Partnership

In June 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF reached a consensus that the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The presumption of control by the general partner can be overcome if the limited partners have either (a) the substantive ability to dissolve the limited partnership or remove the general partners without cause or (b) substantive participating rights. The guidance is effective for all limited partnerships created or modified after June 29, 2005 and for all existing limited partnerships beginning January 1, 2006. At adoption, there was no impact on the Company’s financial position or results of operations.

Note 2—Discontinued Operations

During the third quarter 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment reporting) to Wachovia Bank, N.A. effective October 6, 2005.

The principal legal closing of the transaction took place on October 6, 2005, with the Bank receiving $245 million in cash from Wachovia Bank, N.A. The Bank may also earn a contingent payment not to exceed $45 million, based on the results of conversion of the international correspondent banking customer

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 2—Discontinued Operations (Continued)

base to Wachovia Bank, N.A. Any such contingent payment would be earned and received in the second quarter of 2006.

At the principal closing, no loans or other assets were acquired by Wachovia Bank, N.A., and no liabilities were assumed. The Bank continues to operate this international business, and will continue to do so over a transition period of several months, during which it is expected that a majority of the Bank’s international correspondent bank customers will transfer to Wachovia Bank, N.A. In conjunction with the customer conversion process during the fourth quarter of 2005 and the first half of 2006, it is expected that certain loans and other assets of the business will be acquired by Wachovia Bank, N.A. and certain related liabilities may be assumed. At that time, Wachovia Bank, N.A. will pay in cash to the Bank an amount equal to the net book value of assets acquired less any liabilities assumed.

The Bank expects to complete its exit from the international correspondent banking business during the second quarter 2006. As customers are transferred to Wachovia Bank, N.A. during the coming months, the Bank’s international correspondent banking revenue will decline. International correspondent banking expenses will also decline, but not necessarily at the same rate as revenue.

The Company has accounted for this transaction as a discontinued operation and restated its prior period financial statements. The assets of the discontinued operations were reclassified as “held for sale” and accounted for at the lower of cost or fair value less the costs to sell. In determining the timing for recognizing the transaction as a discontinued operation, the Bank concluded that the operations and cash flows of the disposal group will be eliminated at the end of the transition period in the second quarter of 2006 and the Bank will not have any significant continuing involvement in the international correspondent banking business.

Interest expense was attributed to discontinued operations based on average net assets. The amount of interest expense allocated to discontinued operations during the years ended December 31, 2003, 2004 and 2005 was $3.0 million, $0.8 million and $15.5 million, respectively.

The gain from the sale was recognized in the fourth quarter of 2005 at the principal closing when cash proceeds of $245.0 million were received. The proceeds were offset by direct costs associated with the transaction of $4.3 million and a foreign currency translation adjustment of $11.8 million, which was reclassified from accumulated other comprehensive income and included in noninterest income below. The net gain before income taxes was $228.8 million. The decision to record the entire gain in the fourth quarter was based on the fact that the Bank had satisfied all of the contractual business retention requirements and has no intention of re-entering that market.

During the fourth quarter, the initial severance reserve balance of $25.0 million decreased by $3.3 million. This reduction was due to a $3.0 million decrease resulting from refinements to the original severance estimates and $0.3 million in payments to employees. The severance reserve balance at December 31, 2005 was $21.7 million.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 2—Discontinued Operations (Continued)

At December 31, 2004 and 2005, all assets related to the discontinued operations are recorded at the lower of cost or fair value, less costs of disposal. The assets and liabilities identified as discontinued operations were comprised of the following:

(Dollars in thousands)	December 31, 2004	December 31, 2005
Assets
Cash and due from banks	$133,763	$119,158
Interest bearing deposits in banks	214,423	138,762
Loans	1,599,541	724,084
Due from customers on acceptances	32,074	42,612
Premises and equipment	3,888	1,409
Other assets	34,721	28,569
Assets of discontinued operations to be disposed or sold	$2,018,410	$1,054,594
Liabilities
Noninterest bearing deposits	$541,467	$446,953
Interest bearing deposits	914,863	461,717
Other liabilities	76,769	97,189
Liabilities of discontinued operations to be extinguished or assumed	$1,533,099	$1,005,859

The components of income from discontinued operations for the years ended December 31, 2003, 2004 and 2005 are:

	For the years ended December 31,
(Dollars in thousands)	2003	2004	2005
Net interest income	$21,562	$21,207	$20,252
Provision for loan losses	2,201	10,757	6,683
Noninterest income	81,297	76,482	298,725
Noninterest expense	44,419	50,593	106,712
Income from discontinued operations before income taxes	56,239	36,339	205,582
Income tax expense	21,634	13,879	73,289
Income from discontinued operations	$34,605	$22,460	$132,293

Included in noninterest expense for the year ended December 31, 2005 was approximately $22.0 million of severance expense and an impairment of approximately $3.0 million related to the write-off of software in development. In addition, compliance related expenses were $2.1 million and $32.8 million for the years ended December 31, 2004 and 2005, respectively.

The Consolidated Statements of Cash Flows have been restated to reflect the impact of discontinued operations in operating, investing and financing activities.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 3—Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available For Sale

	December 31,
	2003	2004				2005
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$276,355	$52,417	$970	$12	$53,375	$50,246	$—	$287	$49,959
Other U.S. government	4,940,084	3,909,082	9,700	43,103	3,875,679	902,802	161	14,571	888,392
Mortgage-backed securities	5,155,539	6,025,470	28,532	50,576	6,003,426	5,351,677	7,798	123,941	5,235,534
State and municipal	46,177	69,562	4,825	260	74,127	65,620	4,152	378	69,394
Asset-backed and debt securities	337,286	1,123,504	6,778	8,398	1,121,884	1,906,583	14,214	7,172	1,913,625
Equity securities	3,359	9,153	719	349	9,523	10,980	929	799	11,110
Foreign securities	1,146	1,207	—	—	1,207	1,266	—	—	1,266
Total securities available for sale	$10,759,946	$11,190,395	$51,524	$102,698	$11,139,221	$8,289,174	$27,254	$147,148	$8,169,280

For the years ended December 31, 2003, 2004 and 2005, interest income included $2.7 million, $3.6 million and $3.4 million, respectively, from non-taxable securities and dividend income of $1.2 million, $3.9 million and $4.4 million, respectively, from equity securities.

The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

	Securities Available for Sale(1)
	December 31, 2005
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$351,728	$348,542
Due after one year through five years	722,126	709,551
Due after five years through ten years	1,700,215	1,672,566
Due after ten years	5,504,125	5,427,511
Equity securities(2)	10,980	11,110
Total securities	$8,289,174	$8,169,280

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 3—Securities (Continued)

In 2003, proceeds from sales of securities available for sale were $274.9 million with gross realized gains of $5.2 million and gross realized losses of $7.1 million. In 2004, proceeds from sales of securities available for sale were $1.0 billion with gross realized gains of $2.0 million and gross realized losses of $14.1 million. In 2005, proceeds from sales of securities available for sale were $1.6 billion with gross realized gains of $0.7 million and gross realized losses of $50.7 million.

Analysis of Unrealized Losses on Securities Available for Sale

At December 31, 2005, the Company’s securities available for sale shown below were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. Treasury	$49,959	$287	1	$—	$—	—	$49,959	$287	1
Other U.S. government	370,904	6,062	13	372,888	8,509	12	743,792	14,571	25
Mortgage-backed securities	1,862,527	23,476	111	2,721,712	100,465	174	4,584,239	123,941	285
State and municipal	7,981	35	26	20,963	343	69	28,944	378	95
Asset-backed and debt securities	509,347	2,157	58	162,140	5,015	27	671,487	7,172	85
Equity securities	249	269	1	847	530	2	1,096	799	3
Total securities available for sale	$2,800,967	$32,286	210	$3,278,550	$114,862	284	$6,079,517	$147,148	494

The Company’s securities are primarily investments in debt securities, which the Company has the ability and intent to hold until recovery of the carrying value. The following describes the nature of the investments, the causes of impairment, the severity and duration of the impairment, if applicable, and a discussion regarding how the Company has determined that the unrealized loss is not other-than-temporary.

U.S. Treasury Securities

U.S. Treasury securities are securities backed by the full faith and credit of the United States government and therefore have no risk of default. These securities are issued at a stated interest rate and mature within two years. All of the unrealized losses on U.S. Treasury securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the U.S. Treasury securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

Other U.S. Government Securities

Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. These securities were issued with a stated interest rate and mature in less than three years. All of the unrealized losses on other U.S. Government securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 3—Securities (Continued)

approach maturity. Since the Company has the ability and intent to hold the other U.S. Government securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

Mortgage-Backed Securities

Mortgage-backed securities are primarily securities guaranteed by a GSE such as Fannie Mae or Freddie Mac. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. All of the unrealized losses on the mortgage-backed securities resulted from rising interest rates subsequent to purchase. Because the likelihood of credit loss is remote, the securities are excluded from the periodic evaluation of other-than-temporary impairment. The securities are subject to the provisions of SFAS No. 91, “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” and any purchased premiums in excess of the par amount are evaluated for recoverability on a quarterly basis and the result of that evaluation is recorded in interest income. Unrealized losses, beyond the purchased premium, will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity. Since the Company has the ability and intent to hold the mortgage-backed securities until recovery of the par amount, which could be maturity, the unrealized loss is considered temporary.

State and Municipal Securities

State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 17 years. The majority of the unrealized losses on the state and municipal securities resulted from rising interest rates subsequent to purchase, which occurred with the acquisition of Business Bank of California on January 16, 2004. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the state and municipal securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

Asset-Backed and Debt Securities

Asset-backed and debt securities are primarily collateralized loan obligations that are highly illiquid and for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral, and the market’s opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly on those securities below Aa investment grade. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. During 2005, the Company recognized $0.6 million of other-than-temporary impairment. Since the Company is able and intends to hold these securities until recovery of the carrying value, the unrealized loss is considered temporary as of December 31, 2005.

Equity Securities

Equity securities consist of securities traded on a national exchange as part of the venture capital investment portfolio. The securities in our portfolio in an unrealized loss position have suffered declines in

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 3—Securities (Continued)

share price due to lower earnings results. At December 31, 2005, the Company had the intent and ability to hold these equity securities until recovery of the carrying value.

Collateral

The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2004 and 2005, the Company had collateral pledged for borrowings and to secure public and trust department deposits of $2.7 billion and $2.9 billion, respectively. These secured parties are not permitted to resell or repledge those securities.

As of December 31, 2004 and 2005, the Company had not accepted any collateral that it is permitted by contract to sell or repledge.

Note 4—Loans and Allowance for Loan Losses

A summary of loans, net of unearned interest and fees of $32 million and $13 million, at December 31, 2004 and 2005, respectively, is as follows:

	December 31,
(Dollars in thousands)	2004	2005
Domestic:
Commercial, financial and industrial(1)	$9,760,755	$11,231,150
Construction	1,130,071	1,447,292
Mortgage:
Residential	9,538,150	11,380,728
Commercial	5,409,029	5,682,624
Total mortgage	14,947,179	17,063,352
Consumer:
Installment	767,768	891,062
Revolving lines of credit	1,581,864	1,610,680
Total consumer	2,349,632	2,501,742
Lease financing	609,090	579,593
Total loans in domestic offices	28,796,727	32,823,129
Loans originated in foreign branches	194,788	219,805
Total loans held for investment	28,991,515	33,042,934
Total loans held for sale	117,900	52,661
Total loans	29,109,415	33,095,595
Allowance for loan losses	399,156	351,532
Loans, net	$28,710,259	$32,744,063

(1)            Included in commercial, financial and industrial loans at December 31, 2004 and 2005 were overdrafts from various deposit accounts of $77.8 million and $52.0 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Balance, beginning of year	$609,190	$532,910	$399,156
Loans charged off	(209,586)	(79,673)	(46,545)
Recoveries of loans previously charged off	50,091	55,597	49,555
Total net loans charged off	(159,495)	(24,076)	3,010
(Reversal of) provision for loan losses	72,799	(45,757)	(50,683)
Foreign translation adjustment and other net additions (deductions)(1)	10,416	(63,921)	49
Ending balance of allowance for loan losses	$532,910	$399,156	$351,532
Allowance for off-balance sheet commitment losses(1)(2)	—	82,375	86,375
Allowances for credit losses balance, end of year	$532,910	$481,531	$437,907

(1)            Includes $5.7 million related to the Business Bank of California acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004. Also includes $10.3 million related to the Monterey Bay Bank acquisition in 2003.

(2)            On December 31, 2004, UnionBanCal Corporation transferred the allowance for losses on off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.

Nonaccrual loans totaled $142 million and $59 million at December 31, 2004 and 2005, respectively. There were no renegotiated loans at December 31, 2004 and 2005.

Loan Impairment

Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company’s allowance for loan losses is allocated as an impairment allowance.

The Company’s policy for recognition of interest income, charge-offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table sets forth information about the Company’s impaired loans.

	December 31,
(Dollars in thousands)	2003	2004	2005
Impaired loans with an allowance	$217,616	$81,015	$58,892
Impaired loans without an allowance(1)	11,141	6,664	—
Total impaired loans(2)	$228,757	$87,679	$58,892
Allowance for impaired loans	$54,961	$24,282	$13,293
Average balance of impaired loans during the year	$295,054	$139,221	$45,769
Interest income recognized during the year on nonaccrual loans at December 31(3)	$6,544	$25,750	$16,426

(1)            These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2)            This amount was evaluated for impairment using three measurement methods as follows: $178 million, $41 million, and $45 million was evaluated using the present value of the expected future cash flows at December 31, 2003, 2004 and 2005, respectively; $38 million, $9 million, and $3 million was evaluated using the fair value of the collateral at December 31, 2003, 2004 and 2005, respectively; and $12 million, $38 million, and $11 million was evaluated using historical loss factors at December 31, 2003, 2004 and 2005, respectively.

(3)            Reflects both interest income recognized on an accrual-basis and on a cash-basis.

Related Party Loans

In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 2004, related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at anytime during the year totaled $42 million, as compared to $27 million at December 31, 2005. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2004 and 2005, there were no loans to related parties that were charged off. Additionally, at December 31, 2004 and 2005, there were no loans to related parties that were nonperforming.

During 2004 and 2005, the Company made no loans to its majority stockholder, BTMU, nor to any of its affiliates.

Note 5—Goodwill and Other Intangible Assets

Upon adoption of SFAS No. 142 on January 1, 2002, the amortization of existing goodwill ceased and the carrying amount of goodwill was allocated to the applicable reporting units. The allocation was based on the sources of previously recognized goodwill and the reporting units to which the related acquired net assets were assigned. Management’s expectations of which reporting units had benefited from the synergies of acquired businesses were considered in the allocation process. Annual impairment testing for 2003, 2004 and 2005 resulted in no impairment of goodwill.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at December 31, 2004 and 2005.

	December 31, 2004			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Dollars in thousands	Amount	Amortization	Amount	Amount	Amortization	Amount
Core Deposit Intangibles	$67,237	$(29,876)	$37,361	$67,237	$(44,973)	$22,264
Rights-to-Expiration	35,808	(13,275)	22,533	36,608	(17,595)	19,013
Other	2,100	(257)	1,843	2,100	(761)	1,339
Total	$105,145	$(43,408)	$61,737	$105,945	$(63,329)	$42,616

Total amortization expense for 2003, 2004 and 2005 was $11.4 million, $19.5 million and $19.9 million, respectively.

	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangible
Estimated amortization expense for the years ending:
2006	$9,571	$3,725	$389	$13,685
2007	5,471	3,166	299	8,936
2008	3,245	2,674	231	6,150
2009	1,763	2,242	178	4,183
2010	807	1,859	137	2,803
thereafter	1,407	5,347	105	6,859
Total amortization expense after December 31, 2005	$22,264	$19,013	$1,339	$42,616

The changes in the carrying amount of goodwill during 2003, 2004 and 2005 are shown below. Corrections of errors in the recognition of deferred taxes related to certain bank acquisitions are included in the table. These errors had no impact on net income.

(Dollars in thousands)	2003	2004	2005
Balance, January 1,	$150,542	$226,556	$450,961
Acquired during the twelve months ended December 31,	74,403	246,671	—
Contingent period adjustments	(1,603)	—	(1,466)
Adjustment for contingent consideration	3,392	1,710	1,993
Correction of an error	(178)	(23,976)	2,527
Balance, December 31,	$226,556	$450,961	$454,015

On January 16, 2004, the Company completed its acquisition of Business Bank of California, and initially recorded approximately $86 million of goodwill and $16 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 6 years.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

On August 1, 2004, the Company completed its acquisition of the business portfolio of CNA Trust Company (CNAT), and initially recorded approximately $3 million of goodwill, $7 million of core deposit intangible and $2 million in other intangible assets. The identifiable intangibles are being amortized on an accelerated basis over their estimated life of 7 years.

On October 28, 2004, the Company completed its acquisition of Jackson Federal Bank, and initially recorded approximately $139 million of goodwill and $6 million of core deposit intangible. The core deposit intangible is being amortized on an accelerated basis over an estimated life of 7 years.

Note 6—Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2004 and 2005, the amounts were as follows:

	December 31,
	2004			2005
(Dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$66,082	$—	$66,082	$65,250	$—	$65,250
Premises	432,147	195,345	236,802	468,213	216,160	252,053
Leasehold improvements	171,360	109,185	62,175	187,255	124,908	62,347
Furniture, fixtures and equipment	606,013	444,529	161,484	599,437	443,013	156,424
Total	$1,275,602	$749,059	$526,543	$1,320,155	$784,081	$536,074

Rental and depreciation and amortization expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Rental expense of premises	$50,969	$55,989	$63,618
Less: rental income	18,505	15,205	12,961
Net rental expense	$32,464	$40,784	$50,657
Other net rental (income) expense, primarily for equipment	$(1,480)	$(237)	$711
Depreciation and amortization of premises and equipment	$89,544	$87,756	$88,822

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 6—Premises and Equipment (Continued)

Future minimum lease payments are as follows:

(Dollars in thousands)	December 31, 2005
Years ending December 31,
2006	$54,189
2007	47,999
2008	43,696
2009	39,139
2010	33,517
Later years	76,740
Total minimum operating lease payments	$295,280
Minimum rental income due in the future under noncancellable subleases	$38,382

A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 7—Other Assets—Investments Carried at Cost

The Company invests in private capital funds either directly in the privately held companies or indirectly through private equity funds. These investments are carried at cost. The investments’ fair value is estimated quarterly based on a company’s business model, current and projected financial performance, liquidity and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a forecasted recovery is beyond a reasonable period of time, an other-than-temporary impairment is recorded. At December 31, 2004, private capital investments were carried at cost of $97.0 million. At December 31, 2005, private capital investments were carried at cost of $110.4 million and there were no investments in private capital equity securities or funds with costs in excess of fair value.

Note 8—Deposits

At December 31, 2005, the Company had $637 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $183 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in thousands)	December 31, 2005
Due after one year through two years	$372,425
Due after two years through three years	117,970
Due after three years through four years .	75,740
Due after four years through five years	62,841
Due after five years	8,318
Total	$637,294

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 9—Employee Benefit and Incentive Plans and Other Postretirement Benefits

The following information includes both continuing and discontinued operations.

Retirement Plan

The Company maintains the Union Bank of California, N.A. Retirement Plan (the Pension Plan), which is a domestic noncontributory defined benefit pension plan covering substantially all of the employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for this plan after one year of service and become fully vested after five years of service. The Company’s funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. The Company also separately maintains foreign pension plans with an accrued liability of approximately $4 million. These plans are accounted for separately and are not included in the pension benefits table below.

Other Postretirement Benefits

General

The Company maintains the Union Bank of California Employee Health Benefit Plan (the Health Plan), which in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001. The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Health Plan anticipates future cost-sharing changes that are consistent with the Company’s intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

Prescription Drug Benefits

In 2004, the Company recorded a $6.1 million reduction in employee benefit expense associated with the remeasurement of our postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”). The reduction is attributable to a federal subsidy provided by The Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the year ended December 31, 2004 included a  $3.1 million actuarial experience gain, a $1.1 million reduction in service cost, and a $1.9 million reduction in interest cost on the accumulated postretirement benefit obligation (APBO). The effect of the subsidy related to benefits attributed to past service in measuring the Company’s January 1, 2004 APBO was a reduction of $30.8 million related to benefits attributed to past service. This is reflected in the 2004 actuarial gain of $35.9 million in the benefit obligations for other benefits noted below.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 9—Employee Benefit and Incentive Plans and Other Postretirement Benefits (Continued)

The following table sets forth the fair value of the assets in the Company’s defined benefit pension plan and its other postretirement benefit plan as of December 31, 2003, 2004 and 2005.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2003	2004	2005	2003	2004	2005
Change in plan assets
Fair value of plan assets, beginning of year	$660,140	$904,878	$1,082,823	$81,536	$106,245	$122,600
Actual return on plan assets	168,416	104,649	93,729	17,842	10,872	6,859
Employer contribution	100,000	100,000	182,000	16,627	15,286	16,952
Plan participants’ contributions	—	—	—	1,968	2,444	2,612
Benefits paid	(23,678)	(26,704)	(26,291)	(11,728)	(12,247)	(11,867)
Fair value of plan assets, end of year	$904,878	$1,082,823	$1,332,261	$106,245	$122,600	$137,156

The Company’s actual period-end asset allocation for the Pension Plan and Health Plan, by asset category, was as follows:

	Pension Plan			Health Plan
	December 31,			December 31,
Asset Category	2003	2004	2005	2003	2004	2005
Domestic equity securities	48%	50%	49%	30%	31%	32%
International equity securities	21%	22%	22%	13%	14%	15%
Fixed income debt securities	29%	28%	29%	25%	28%	28%
Insurance contracts	0%	0%	0%	30%	26%	24%
Cash and cash equivalents	2%	0%	0%	2%	1%	1%
Total	100%	100%	100%	100%	100%	100%

The investment objective for the Company’s Pension Plan and Health Plan is to maximize total return within reasonable and prudent levels of risk. The Plans’ asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans’ assets. The asset allocation strategy favors equities, with a target allocation of 70 percent equity securities and 30 percent debt securities. Additionally, the Health Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability.  If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

The Company, aided by an independent advisor, periodically reconsiders the appropriate strategic asset allocation and the expected long-term rate of return for plan assets. The independent advisor evaluates the investment return volatility of different asset classes and compares the liability structure of the Company’s plan to those of other companies, while considering the Company’s funding policy to maintain a funded status sufficient to meet participants’ benefit obligations, and reducing long-term funding requirements and pension costs. Based on this information, the Company updates its asset allocation

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 9—Employee Benefit and Incentive Plans and Other Postretirement Benefits (Continued)

strategy and target investment allocation percentages for the assets of the plan, as well as adopting an expected long-term rate of return.

The following table sets forth the benefit obligation activity and funded status for each of the Company’s plans as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2003	2004	2005	2003	2004	2005
Change in benefit obligation
Benefit obligation, beginning of year	$726,099	$819,552	$1,011,300	$157,957	$182,408	$147,625
Service cost	32,867	37,659	45,530	5,180	5,643	6,204
Interest cost	47,500	52,240	58,351	10,562	9,438	8,461
Plan participants’ contributions	—	—	—	1,968	2,444	2,612
Amendments(1)	—	—	—	—	(4,109)	—
Actuarial loss (gain)	36,765	128,553	87,848	18,469	(35,952)	14,548
Benefits paid	(23,679)	(26,704)	(26,291)	(11,728)	(12,247)	(11,867)
Benefit obligation, end of year	819,552	1,011,300	1,176,738	182,408	147,625	167,583
Funded status	85,325	71,523	155,523	(76,163)	(25,025)	(30,426)
Unrecognized transition amount	—	—	—	22,937	16,279	14,244
Unrecognized net actuarial loss	227,741	320,340	383,701	78,099	36,290	51,586
Unrecognized prior service cost	3,457	2,390	1,323	(1,249)	(1,153)	(1,057)
Prepaid benefit cost	$316,523	$394,253	$540,547	$23,624	$26,391	$34,347

(1)    In 2004, the Company made changes to the plan design for employer contribution subsidies resulting in a reduction of future obligations.

The Company expects to make cash contributions of $100 million to the Pension Plan and $19 million to the Health Plan for pension and postretirement benefits, respectively, in 2006.

Estimated Future Benefit Payments and Subsidies

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years.

(Dollars in thousands)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
2006	$33,014	$10,587	$1,025
2007	36,001	11,365	1,122
2008	39,127	12,093	1,213
2009	42,890	12,760	1,301
2010	46,620	13,443	1,375
Years 2011-2015	296,900	75,782	7,994

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 9—Employee Benefit and Incentive Plans and Other Postretirement Benefits (Continued)

The following tables summarize the assumptions used in computing the present value of the projected benefit obligations and the net periodic cost.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2003	2004	2005	2003	2004	2005
Discount rate in determining expense	6.75%	6.25%	5.75%	6.75%	6.25%	5.75%
Discount rate in determining benefit obligations at year end	6.25	5.75	5.50	6.25	5.75	5.50
Rate of increase in future compensation levels for determining expense	5.00	4.50	4.50	—	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.50	4.50	4.70	—	—	—
Expected return on plan assets	8.25	8.25	8.25	8.00	8.25	8.25

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2003	2004	2005	2003	2004	2005
Components of net periodic benefit cost
Service cost	$32,867	$37,659	$45,530	$5,180	$5,643	$6,203
Interest cost	47,500	52,240	58,351	10,562	9,438	8,461
Expected return on plan assets	(72,811)	(83,130)	(95,865)	(6,746)	(9,012)	(10,401)
Amortization of prior service cost	1,067	1,067	1,067	(96)	(96)	(96)
Amortization of transition amount	—	—	—	2,549	2,549	2,035
Recognized net actuarial loss	4,169	14,434	26,624	6,394	3,996	2,794
Total net periodic benefit cost	$12,792	$22,270	$35,707	$17,843	$12,518	$8,996

The Company’s assumed weighted-average healthcare cost trend rates are as follows:

	Year ended December 31,
	2003	2004	2005
Health care cost trend rate assumed for next year	8.07%	7.25%	8.93%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2008	2008	2011

The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.

	1-Percentage-	1-Percentage-
(Dollars in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$2,167	$(1,785)
Effect on postretirement benefit obligation	16,546	(14,034)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 9—Employee Benefit and Incentive Plans and Other Postretirement Benefits (Continued)

Executive Supplemental Benefit Plans

The Company has several Executive Supplemental Benefit Plans (ESBPs), which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBPs included in other liabilities in the Consolidated Balance Sheets was $43 million at December 31, 2004 and $54 million at December 31, 2005. The Company’s expense relating to the ESBPs for the periods ending December 31, 2003, 2004, and 2005, was $0.3 million, $4.1 million, and $5.3 million, respectively. These plans had intangible assets of $2.1 million, $1.6 million and $1.2 million as of December 31, 2003, 2004, and 2005, respectively. Due to an additional minimum liability, these plans also had accumulated other comprehensive loss before taxes of $6.1 million, $10.8 million, and $17.0 million as of December 31, 2003, 2004, and 2005, respectively.

Section 401(k) Savings Plans

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee’s pre-tax covered compensation. Employees are fully vested in the employer’s contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee’s pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon on the Company’s annual financial performance. All employer contributions are tax deductible by the Company. The Company’s combined matching contribution expense was $19 million, $22 million, and $23 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Note 10—Other Noninterest Income and Noninterest Expense

The details of other noninterest income and noninterest expense are as follows:

Other Noninterest Income

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Gain on sale of merchant card portfolio	$—	$93,000	$—
Private capital and other investment income	3,693	30,802	35,307
International commission and fees	10,264	10,642	11,316
Gains on sale of nonmortgage loans, net	3,556	2,188	122
Other	64,771	83,252	98,840
Total other noninterest income	$82,284	$219,884	$145,585

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 10—Other Noninterest Income and Noninterest Expense (Continued)

Other Noninterest Expense

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Advertising and public relations	$39,034	$37,965	$36,803
Data processing	31,726	32,528	32,687
Intangible asset amortization	11,366	19,471	19,921
Other	116,225	120,901	112,501
Total other noninterest expense	$198,351	$210,865	$201,912

Note 11—Income Taxes

The following table is an analysis of the effective tax rate on continuing operations:

	Years Ended December 31,
	2003	2004	2005
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	2	4	2
Tax credits	(3)	(3)	(3)
Other	(1)	—	(1)
Effective tax rate	33%	36%	33%

The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Taxes currently payable:
Federal	$210,986	$281,061	$263,737
State	10,646	40,214	26,226
Foreign	292	950	1,505
Total currently payable	221,924	322,225	291,468
Taxes deferred:
Federal	35,405	54,193	63,094
State	13,864	22,515	3,317
Foreign	—	—	(1,181)
Total deferred	49,269	76,708	65,230
Total income tax expense on continuing operations	271,193	398,933	356,698
Income tax expense on discontinued operations	21,634	13,879	73,289
Total income taxes	$292,827	$412,812	$429,987

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 11—Income Taxes (Continued)

The components of the net deferred tax balances of the Company were as follows:

	December 31,
(Dollars in thousands)	2004	2005
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$196,503	$187,126
Accrued income and expense	77,414	94,594
Unrealized net losses on securities available for sale	19,634	45,899
Unrealized net losses on cash flow hedges	—	21,251
Other	38,124	16,617
Total deferred tax assets	331,675	365,487
Deferred tax liabilities:
Leasing	467,027	484,493
Depreciation	26,373	28,604
Intangibles	7,129	10,789
Pension liabilities	151,757	205,623
Unrealized net gains on cash flow hedges	885	—
Total deferred tax liabilities	653,171	729,509
Net deferred tax liability	$321,496	$364,022

It is management’s opinion that no valuation allowance is necessary because the tax benefits from the Company’s deferred tax assets are expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future tax returns.

In 2005 the Company reduced federal income tax expense by $10.0 million to reflect a reduction to its reserve for estimated amounts owed to the Internal Revenue Service with respect to certain leverage leasing transactions. The change in estimate reflected management’s view of the liability based on settlement discussions with the IRS Appeals Division.

The Company has filed its 2003 and 2004, and intends to file its 2005, California franchise tax returns on the worldwide unitary basis, incorporating the financial results of BTMU and its worldwide affiliates. In 2005, the Company recognized a $4.1 million state income tax benefit primarily to reflect the difference between the estimate of California state tax expense for 2004 and the actual tax reported in the 2004 California franchise tax return. The Company also recognized $3.1 million of California Enterprise Zone tax credits for which it qualified during the year.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 12—Borrowed Funds

The following is a summary of the major categories of borrowed funds:

	December 31,
(Dollars in thousands)	2004	2005
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 1.90% and 3.97% at December 31, 2004 and 2005, respectively(1)	$587,249	$651,529
Commercial paper, with weighted average interest rates of 1.69% and 3.60% at December 31, 2004 and 2005, respectively	824,887	680,027
Other borrowed funds, with weighted average interest rates of 4.25% and 4.05% at December 31, 2004 and 2005, respectively	172,549	134,485
Total borrowed funds	$1,584,685	$1,466,041
Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$739,386	$2,285,569
Average balance during the year	596,997	898,107
Weighted average interest rate during the year(1)	1.25%	2.88%
Commercial paper:
Maximum outstanding at any month end	$855,334	$1,390,504
Average balance during the year	620,053	1,086,088
Weighted average interest rate during the year	1.11%	2.92%
Other borrowed funds:
Maximum outstanding at any month end	$212,371	$286,342
Average balance during the year	162,424	168,220
Weighted average interest rate during the year	3.00%	3.75%

(1)          Weighted average interest rates provided relate to external funding and do not reflect the expenses allocated on net funding to discontinued operations. For further information, see Note 2 to our Consolidated Financial Statements.

At December 31, 2005, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of less than 4 days. The commercial paper outstanding had a weighted average remaining maturity of 12 days.

Included in other borrowed funds in 2004 and 2005 are assumed mortgage notes related to the Company’s administrative facility at Monterey Park, California. At December 31, 2005, the notes consisted of 12 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: $5.0 million in 2006, $4.9 million in 2007, $5.6 million in 2008, $6.2 million in 2009, $6.2 million in 2010, and $6.4 million thereafter.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 13—Medium and Long-Term Debt

The following is a summary of the Company’s medium-term senior debt and long-term subordinated debt.

	December 31,
(Dollars in thousands)	2004	2005
Medium-Term debt, fixed rate 5.75% senior notes due December 2006	$207,160	$200,968
Long-Term subordinated debt:
Floating rate notes due June 2007. These notes bear interest at 0.325% above 3-month London Interbank Offered Rate (LIBOR) and are payable to BTMU.	199,876	199,926
Fixed rate 5.25% notes due December 2013	409,077	400,201
Total medium and long-term debt	$816,113	$801,095

Medium-Term Debt

At December 31, 2005, the par value of the medium-term notes was $200 million with a weighted average interest rate, including the impact of the deferred issuance costs, of 5.90 percent. The notes do not qualify as Tier 2 risk-based capital under the Federal Reserve guidelines for assessing regulatory capital and are not redeemable prior to the stated maturity. The notes are senior obligations and are ranked equally with all existing or future unsecured senior debt.

The Company has converted its 5.75 percent fixed rate on these notes to a floating rate of interest utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2005. At inception of the hedge relationship, this transaction met all of the requirements for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. At December 31, 2005, the market value adjustment to the medium-term debt was an unrealized loss of $1.0 million, and the fair value of the hedge was an unrealized gain of $1.0 million. For the year ended December 31, 2005, the weighted average interest rate, including the impact of the hedge and deferred issuance costs was 3.97 percent.

Long-Term debt

In June 1997, the Company issued $200 million of floating-rate subordinated debt due in June 2007. These notes bear interest at 0.325 percent above 3-month LIBOR and are payable to the holder of the note, BTMU. As of December 31, 2005, the weighted average interest rate of the floating rate notes was 3.67 percent.

On December 8, 2003, the Company issued $400 million of long-term subordinated debt. For the year ended December 31, 2005, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 5.40 percent. The notes are junior obligations to the Company’s existing and future outstanding senior indebtedness and ranked equally with the existing long-term subordinated debt with a par value of $200 million.

The Company has converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2005. This transaction meets all of the requirements for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the long-term debt was an unrealized loss of $1.4 million, and the fair value of the hedge was an unrealized gain of $1.4 million. The weighted

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 13—Medium and Long-Term Debt (Continued)

average interest rate, including the impact of the hedge and deferred issuance costs, was 4.25 percent for the year ended December 31, 2005.

The floating rate and fixed rate subordinated debt qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as the notes approach maturity. For the years ended December 31, 2004 and 2005, $480 million and $440 million of the notes, respectively, qualified as risk-based capital.

Provisions of the senior and subordinated notes restrict the Company’s ability to engage in mergers, consolidations, and transfers of substantially all assets.

Note 14—UnionBanCal Corporation—Junior Subordinated Debt Payable to Subsidiary Grantor Trust

On March 23, 2000, Business Capital Trust I issued $10 million preferred securities to the public and $0.3 million common securities to the Company. The proceeds of such issuances were invested by Business Capital Trust I in $10.3 million aggregate principal amount of the Company’s 10.875 percent debt securities due March 8, 2030 (the Trust Notes). The Trust Notes represent the sole asset of Business Capital Trust I. The Trust Notes mature on March 8, 2030, bear interest at the rate of 10.875 percent, payable semi-annually, and are redeemable by the Company at a premium (with premium declining each year) beginning on or after March 8, 2010 through March 7, 2020 plus any accrued and unpaid interest to the redemption date. On or after March 8, 2020, the Trust Notes are redeemable by the Company at 100 percent of the principal amount.

Holders of the preferred and common securities are entitled to cumulative cash distributions at an annual rate of 10.875 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.438 percent of the liquidation amount beginning on or after March 8, 2010 through March 7, 2020 plus any accrued and unpaid interest to the redemption date. On or after March 8, 2020, the preferred securities are redeemable at 100 percent of the principal. Business Capital Trust I exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

On September 7, 2000, MCB Statutory Trust I completed an offering of 10.6 percent preferred securities of $3.0 million to the public and $0.1 million common securities to the Company. The proceeds of such issuance were invested by MCB Statutory Trust I in $3.1 million aggregate principal amount of the Company’s 10.6 percent debt securities due September 7, 2030 (the Trust Notes). The Trust Notes represent the sole assets of MCB Statutory Trust I. The Trust Notes mature on September 7, 2030, bear interest at the rate of 10.6 percent, payable semi-annually and are redeemable by the Company at a premium (with premium declining each year) beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the Trust Notes are redeemable by the Company at 100 percent of the principal amount.

Holders of the preferred securities and common securities are entitled to cumulative cash distributions at an annual rate of 10.6 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.3 percent of the liquidation amount beginning on or

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 14—UnionBanCal Corporation—Junior Subordinated Debt Payable to Subsidiary Grantor Trust (Continued)

after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the preferred securities are redeemable at 100 percent of the principal amount. MCB Statutory Trust I exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

On January 16, 2004, the Company completed the acquisition of Business Bancorp, which included Business Capital Trust I and MCB Statutory Trust I. In accordance with SFAS No. 141 the Trust Notes were recorded at their fair value at the date of acquisition.

The weighted average interest rate for all Trust Notes were 4.45 percent and 6.12 percent for the years ended December 31, 2004 and 2005, respectively.

Note 15—Dividend Reinvestment and Stock Purchase Plan

The Company has a dividend reinvestment and stock purchase plan for stockholders. Participating stockholders have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment primarily through open market purchases. During 2003, 2004 and 2005, 190,847 shares, 100,596 shares and 88,560 shares, respectively, were required for dividend reinvestment purposes, of which 5,731 shares, 308 shares and zero shares were considered new issuances during 2003, 2004 and 2005, respectively. BTMU did not participate in the plan in 2003, 2004 or 2005.

Note 16—Management Stock Plans

The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 20.0 million and 6.6 million shares, respectively, of the Company’s common stock authorized to be awarded to key employees and outside directors of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards.

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

Under the 2000 Stock Plan, the Company granted options to various key employees, including policy-making officers in 2003, 2004 and 2005 and to non-employee directors in 2003 and 2004. Under both Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions or terminates employment under certain conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and fully vested and exercisable on the grant date under the 2000 Stock Plan.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 16—Management Stock Plans (Continued)

The following is a summary of stock option transactions under the Stock Plans.

	Years Ended December 31,
	2003		2004		2005
	Number of	Weighted-Average	Number of	Weighted-Average	Number of	Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	8,515,469	$34.71	9,008,011	$37.12	9,482,336	$41.87
Granted	2,517,023	40.32	2,478,931	52.84	1,222,230	61.36
Exercised	(1,912,323)	30.52	(1,917,818)	33.68	(1,877,908)	38.24
Forfeited	(112,158)	38.96	(86,788)	42.87	(130,069)	50.62
Options outstanding, end of year	9,008,011	$37.12	9,482,336	$41.87	8,696,589	$45.26
Options exercisable, end of year	3,845,520	$33.99	4,733,003	$36.49	5,349,873	$40.29

The weighted-average fair value of options granted was $12.92 during 2003, $16.55 during 2004 and $13.38 during 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made in 2003, 2004 and 2005; risk-free interest rates of 2.9 percent in 2003, 2.8 percent in 2004, and, as a result of refinements to the model, a range from 3.4 percent to 4.3 percent for 1 to 7 year tenors in 2005; expected volatility of 43 percent in 2003, 40 percent in 2004, and 27 percent in 2005; expected lives of 5 years for 2003 and 2004 and 4.4 years for 2005; and expected dividend yields of 2.8 percent in 2003, 2.4 percent in 2004, and 2.7 percent in 2005.

The following table summarizes information about stock options outstanding.

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price
$18.53 - 25.00	43,619	3.6	$22.99	43,619	$22.99
28.44 - 42.40	3,367,718	5.7	35.50	2,700,942	34.42
42.69 - 62.42	5,196,022	6.9	51.37	2,598,147	46.61
67.39 - 71.23	89,230	6.3	69.29	7,165	67.39
	8,696,589			5,349,873

In 2003, 2004, and 2005, the Company also granted 6,000 shares, 16,000 shares, and 405,574 shares of restricted stock with weighted average grant date fair values of $46.95, $61.50 and $64.13, respectively. There were no restricted stock forfeitures in 2003 and 2004 and 6,085 shares were forfeited in 2005. These shares were granted under the 2000 Stock Plan to key officers, including policy-making officers in years 2003, 2004 and 2005 and to non-employee directors in 2005. The awards of restricted stock vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date for awards in 2003 and 2005 and three years from the grant date for awards in 2004, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, or retires under certain grant, age, and service conditions or terminates employment under certain conditions. The awards of restricted stock granted to

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 16—Management Stock Plans (Continued)

existing non-employee directors in 2005 will vest in full in July 2006. The award granted to a newly elected director in 2005 will vest as to two-thirds of the shares in November 2006 and the remaining portion will vest in two equal installments in November 2007 and 2008, respectively. Restricted stockholders have the right to vote their restricted shares and receive dividends.

At December 31, 2003, 2004 and 2005, 5,347,715 shares, 2,937,629 shares and 5,445,979 shares, respectively, were available for future grants as either stock options or restricted stock under the 2000 Stock Plan. The remaining shares under the 1997 Stock Plan are not available for future grants.

Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Executive Compensation and Benefits Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company’s common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 340,683 performance shares, 2,252,183 performance shares and 2,193,383 performance shares remaining for future awards as of December 31, 2003, 2004 and 2005, respectively. The Company granted 43,500 shares in 2003, 88,500 shares in 2004, and 78,000 shares in 2005. No performance shares were forfeited in 2003 and 2004, and 19,200 shares were forfeited in 2005. The value of a performance share is equal to the average month-end closing price of the Company’s common stock for the final 6 months of the performance period. All cancelled or forfeited performance shares become available for future grants. Expenses related to these shares were $6.6 million in 2003, $4.8 million in 2004, and $9.4 million in 2005.

Note 17—Concentrations of Credit Risk

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to the Company’s total credit exposure. Although the Company’s portfolio of financial instruments is broadly diversified along industry, product and geographic lines, material transactions are completed with other financial institutions, particularly in the securities portfolio and in deposit accounts.

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2005, the Company’s most significant concentration of credit risk was with the U. S. Government and its agencies. The Company’s exposure, which primarily results from investment securities positions in instruments issued by the U.S. Government and its agencies, was $9.9 billion and $6.2 billion at December 31, 2004 and 2005, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 18—Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period-ends and have been made under this definition of fair value unless otherwise disclosed.

It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2004 and 2005, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution’s inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

The table below presents the carrying value and fair value of the specified assets, liabilities, and off-balance sheet instruments held by the Company. Accrued interest receivable and payable, whose face values are deemed to approximate their carrying values, have not been included as the amounts are not material.

	December 31,
	2004		2005
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$3,199,854	$3,199,854	$3,969,876	$3,969,876
Trading account assets	235,840	235,840	312,655	312,655
Securities available for sale:
Securities pledged as collateral	144,240	144,240	96,994	96,994
Held in portfolio	10,994,981	10,994,981	8,072,286	8,072,286
Loans, net of allowance for loan losses(1)	28,128,803	27,899,488	32,181,670	31,526,845
Private capital investments	97,040	97,040	110,448	110,448
Liabilities
Deposits:
Noninterest bearing	19,100,128	19,100,128	19,489,377	19,489,377
Interest bearing	19,619,378	19,633,178	20,592,862	20,603,062
Total deposits	38,719,506	38,733,306	40,082,239	40,092,439
Borrowed funds	1,584,685	1,587,700	1,466,041	1,470,300
Medium and long-term debt	816,113	814,370	801,095	797,518
Junior subordinated debt payable to subsidiary grantor trust	15,790	15,350	15,338	14,630
Off-Balance Sheet Instruments
Commitments to extend credit	60,117	60,117	59,081	59,081
Standby and commercial letters of credit	6,897	6,897	8,014	8,014

(1)         Excludes lease financing, net of allowance.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 18—Fair Value of Financial Instruments (Continued)

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

Private capital investments:   The value of private capital investments is determined by analyzing the value of the equity securities underlying the investments using available market information and appropriate valuation methodologies. The fair value approximates the carrying value of these instruments.

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

Trust notes:   The fair value of fixed-rate trust notes were based upon either market quotes for those traded securities or market quotes of similar securities, if not traded. This amount differs from the fair value

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 18—Fair Value of Financial Instruments (Continued)

of those securities under hedge accounting since a hypothetical value based on the present value of cash flows has been used for that purpose.

Off-balance sheet instruments:   The carrying value of off-balance sheet instruments represents the unamortized fee income assessed based on the credit quality and other covenants imposed on the borrower. Since the amount assessed represents the market rate that would be charged for similar agreements, management believes that the fair value approximates the carrying value of these instruments.

Note 19—Derivative Instruments

The Company is a party to certain derivative and other financial instruments that are used for trading activities of the Company, to meet the needs of customers, and to change the impact on the Company’s operating results due to market fluctuations in currency or interest rates.

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

Trading Activities in Derivative Instruments

Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company’s positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company’s own account and as an accommodation for customers. At December 31, 2004 and 2005, the majority of the Company’s derivative transactions for customers were essentially offset by contracts with other counterparties.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 19—Derivative Instruments (Continued)

The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.

	December 31,
	2004			2005
(Dollars in thousands)	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held or Written for Trading Purposes and Customer Accommodations
Foreign exchange forward contracts:
Commitments to purchase	$44,340	$(360)	$43,980	$2,537	$(12,416)	$(9,879)
Commitments to sell	725	(49,181)	(48,456)	13,054	(2,204)	10,850
Foreign exchange OTC options:
Options purchased	742	—	742	1,817	—	1,817
Options written	—	(742)	(742)	—	(1,817)	(1,817)
Cross currency swaps:
Commitments to pay	—	(2,933)	(2,933)	—	(4,994)	(4,994)
Commitments to receive	2,933	—	2,933	4,994	—	4,994
Energy contracts:
Option contracts	—	—	—	47,091	(46,471)	620
Swap contracts	212	(116)	96	74,262	(74,576)	(314)
Interest rate contracts:
Caps purchased	3,990	—	3,990	3,074	—	3,074
Floors purchased	146	—	146	8	—	8
Caps written	—	(3,990)	(3,990)	—	(3,074)	(3,074)
Floors written	—	(146)	(146)	—	(8)	(8)
Swap contracts:
Pay variable/receive fixed	60,363	(12,602)	47,761	34,492	(39,949)	(5,457)
Pay fixed/receive variable	16,006	(51,747)	(35,741)	48,770	(28,481)	20,289
	129,457			230,099
Effect of master netting agreements	(1,888)			(3,960)
Total credit exposure	$127,569			$226,139

Derivative Instruments and Other Financial Instruments Used for Hedging

Derivative positions are integral components of the Company’s designated asset and liability management activities. The Company uses interest rate derivatives to manage the sensitivity of the Company’s net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, medium-term notes and subordinated debt. The following describes the significant hedging strategies of the Company.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, e.g., U.S. dollar LIBOR. In these strategies,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 19—Derivative Instruments (Continued)

the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, corridor options and interest rate swaps. At December 31, 2005, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.4 years.

The Company uses purchased interest rate floors to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Payments received under the floor contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the floor’s strike rate.

The Company uses interest rate floor corridors to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the corridor’s upper strike rate, but only to the extent the index falls to the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor’s lower strike rate.

The Company uses interest rate collars to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Net payments to be received under the collar contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar’s floor strike rate while net payments to be paid will reduce the increase in loan interest income caused by the LIBOR index rising above the collar’s cap strike rate.

The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month LIBOR or 3-month LIBOR indexed loans. Payments to be received (or paid) under the swap contract will offset the fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans’ interest income caused by changes in the relevant LIBOR index.

The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, time deposits (TDs). In these hedging relationships, the Company hedges the LIBOR component of the TD rates, which is either 3-month LIBOR or 6-month LIBOR, based on the TDs’ original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap’s strike rate.

The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate, TDs. In these hedging relationships, the Company hedges the LIBOR component of the TD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the TDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contract offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor’s lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor’s upper strike rate.

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or TDs, the index and repricing frequencies of the hedge matches those of the loans or TDs, and the period in which the designated hedged cash flows occurs is

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 19—Derivative Instruments (Continued)

equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or TDs. For the years ended December 31, 2003, 2004 and 2005, the Company recognized a net gain of $0.9 million, a net loss of $1.8 million, and a net loss of $0.1 million, respectively due to ineffectiveness. All ineffectivness is recognized in other noninterest expense.

For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2005, the Company expects to realize approximately $35.6 million in net interest expense during 2006. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2005.

Fair Value Hedges

Hedging Strategy for “MarketPath” Certificates of Deposit

The Company engages in a hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the Standard and Poor’s 500 index, are exchanged for a fixed rate of interest.  The Company accounts for the embedded derivative in the CDs at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is valued at fair value and any ineffectiveness resulting from the hedge and the hedged item are recognized in other noninterest expense.

Hedging Strategy for Medium-Term Notes

The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation’s five-year, medium-term debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

The fair value hedging transaction for the medium-term notes was structured at inception to mirror all of the provisions of the medium-term notes, which allows the Company to assume that no ineffectiveness exists.

Hedging Strategy for Subordinated Debt

The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation’s ten-year, subordinated debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

The fair value hedging transaction for the subordinated debt was structured at inception to mirror all of the provisions of the subordinated debt, which allows the Company to assume that no ineffectiveness exists.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 19—Derivative Instruments (Continued)

Other

The Company uses To-Be-Announced (TBA) contracts to fix the price and yield of anticipated purchases or sales of mortgage-backed securities that will be delivered at an agreed upon date. This strategy hedges the risk of variability in the cash flows to be paid or received upon settlement of the TBA contract.

The following table reflects summary information on the Company’s derivative contracts used to hedge or modify the Company’s risk as of December 31, 2004 and 2005.

	December 31, 2004				December 31, 2005
(Dollars in thousands)	Unamortized Premiums	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unamortized Premiums	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held for Asset and Liability Management Purposes
Fair Value Hedges and Hedged Items:
Swap Contract Indexed to
S&P 500:
Pay fixed/receive variable	$—	$—	$(446)	$1,650	$—	$—	$(454)	$1,691
MarketPath certificates of deposit	—	446	—	446	—	454	—	454
Interest rate swap contracts:
Medium-term debt interest rate swap	—	7,186	—	7,186	—	980	—	980
Medium-term note	—	—	(7,186)	(7,186)	—	—	(980)	(980)
Subordinated debt interest rate swap	—	10,374	—	10,374	—	1,354	—	1,354
Subordinated debt	—	—	(10,374)	(10,374)	—	—	(1,354)	(1,354)
Cash Flow Hedges:
Interest rate option contracts:
Caps purchased	6,717	4,380	—	11,097	1,166	2,124	—	3,290
Caps written	—	—	(2,182)	(2,182)	—	—	(1,531)	(1,531)
Floors purchased	3,321	—	(1,755)	1,566	1,920	—	(1,823)	97
Interest rate swap contracts:
Pay variable/receive fixed	—	15,212	(13,280)	1,932	—	—	(54,412)	(54,412)
		37,598				4,912
Effect of master netting agreements		(14,437)				(980)
Total credit exposure		$23,161				$3,932

Note 20—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $148 million and $150 million for the years ended December 31, 2004 and 2005, respectively.

As of December 31, 2004 and 2005, securities carried at $2.8 billion and $3.0 billion and loans of $10.7 billion and $12.1 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 20—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends (Continued)

The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank’s capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank’s capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 21 of these consolidated financial statements for further discussion of risk-based capital. At December 31, 2005, $110.4 million remained outstanding on fifteen Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

The declaration of a dividend by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank’s total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.

Note 21—Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies such as the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2004 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2005, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of 6 percent, and a Tier 1 leverage ratio of 5 percent. There are no conditions or events since that notification that management believes have changed the Bank’s category.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 21—Regulatory Capital Requirements (Continued)

The Company’s and the Bank’s capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2004:
Total capital (to risk-weighted assets)	$4,785,992	12.17%	≥	$3,145,989	≥	8.0%
Tier 1 capital (to risk-weighted assets)	3,817,698	9.71	≥	1,572,994	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	3,817,698	8.09	≥	1,886,747	≥	4.0
As of December 31, 2005:
Total capital (to risk-weighted assets)	$5,054,873	11.10%	≥	$3,643,236	≥	8.0%
Tier 1 capital (to risk-weighted assets)	4,178,160	9.17	≥	1,821,618	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	4,178,160	8.39	≥	1,991,595	≥	4.0

(1)      Excludes certain intangible assets.

	Actual		For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount	Ratio			Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2004:
Total capital (to risk-weighted assets)	$4,091,494	10.57%	≥	$3,096,935	≥	8.0%	≥	$3,871,168	≥	10.0%
Tier 1 capital (to risk-weighted assets)	3,597,738	9.29	≥	1,548,467	≥	4.0	≥	2,322,701	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	3,597,738	7.72	≥	1,863,550	≥	4.0	≥	2,329,438	≥	5.0
As of December 31, 2005:
Total capital (to risk-weighted assets)	$4,748,824	10.59%	≥	$3,588,092	≥	8.0%	≥	$4,485,115	≥	10.0%
Tier 1 capital (to risk-weighted assets)	4,315,471	9.62	≥	1,794,046	≥	4.0	≥	2,691,069	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	4,315,471	8.78	≥	1,965,090	≥	4.0	≥	2,456,362	≥	5.0

(1)      Excludes certain intangible assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 22—Earnings Per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Diluted EPS is computed based on the weighted average number of common shares outstanding adjusted for common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2003, 2004 and 2005:

	For the Years Ended
	2003		2004		2005
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$552,534	$552,534	$710,074	$710,074	$730,640	$730,640
Income from discontinued operations	34,605	34,605	22,460	22,460	132,293	132,293
Net income	$587,139	$587,139	$732,534	$732,534	$862,933	$862,933
Weighted average common shares outstanding	148,917	148,917	147,767	147,767	145,109	145,109
Additional shares due to:
Assumed conversion of dilutive stock options	—	1,728	—	2,536	—	2,683
Adjusted weighted average common shares outstanding	148,917	150,645	147,767	150,303	145,109	147,792
Income from continuing operations per share	$3.71	$3.67	$4.81	$4.72	$5.04	$4.94
Income from discontinued operations per share	0.23	0.23	0.15	0.15	0.91	0.90
Net income per share	$3.94	$3.90	$4.96	$4.87	$5.95	$5.84

The following table provides the number of options and the corresponding exercise prices of those options which were not included in the computation of diluted EPS in each of the years 2003, 2004, and 2005 because they were anti-dilutive:

	For the Years Ended
	2003	2004	2005
Options outstanding	170,721	42,000	89,230
Exercise price of options	$47.14 - $57.15	$57.50 - $59.74	$67.39 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 23—Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before
	Tax	Tax	Net of
(Dollars in thousands)	Amount	Effect	Tax
2003:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$41,982	$(16,058)	$25,924
Less: reclassification adjustment for net gains on hedges included in net income	(140,091)	53,585	(86,506)
Net change in unrealized losses on hedges	(98,109)	37,527	(60,582)
Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(204,143)	78,085	(126,058)
Less: reclassification adjustment for net losses on securities available for sale included in net income	1,851	(708)	1,143
Net change in unrealized losses on securities available for sale	(202,292)	77,377	(124,915)
Foreign currency translation adjustments	577	(221)	356
Minimum pension liability adjustment	(4,390)	1,679	(2,711)
Net change in accumulated other comprehensive income (loss)	$(304,214)	$116,362	$(187,852)
2004:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$3,103	$(1,187)	$1,916
Less: reclassification adjustment for net gains on hedges included in net income	(71,697)	27,424	(44,273)
Net change in unrealized losses on hedges	(68,594)	26,237	(42,357)
Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(99,908)	38,215	(61,693)
Less: reclassification adjustment for net losses on securities available for sale included in net income	12,085	(4,623)	7,462
Net change in unrealized losses on securities available for sale	(87,823)	33,592	(54,231)
Foreign currency translation adjustments	3,924	(1,501)	2,423
Minimum pension liability adjustment	(4,703)	1,799	(2,904)
Net change in accumulated other comprehensive income (loss)	$(157,196)	$60,127	$(97,069)
2005:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$(41,796)	$15,987	$(25,809)
Less: reclassification adjustment for net gains on hedges included in net income	(16,077)	6,149	(9,928)
Net change in unrealized losses on hedges	(57,873)	22,136	(35,737)
Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(118,708)	45,406	(73,302)
Less: reclassification adjustment for net losses on securities available for sale included in net income	50,039	(19,140)	30,899
Net change in unrealized losses on securities available for sale	(68,669)	26,266	(42,403)
Foreign currency translation adjustments:
Net gains arising during the year	$582	$(222)	$360
Less: reclassification of foreign currency translation loss included in net income	11,845	(4,071)	7,774
Net change in foreign currency translation	12,427	(4,293)	8,134
Minimum pension liability adjustment	(5,792)	2,232	(3,560)
Net change in accumulated other comprehensive income (loss)	$(119,907)	$46,341	$(73,566)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 23—Other Comprehensive Income (Continued)

The following table presents accumulated other comprehensive income (loss) balances:

	Net	Net
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)	Foreign	Minimum	Accumulated
	on Cash	on Securites	Currency	Pension	Other
	Flow	Available	Translation	Liability	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment	Income (Loss)
Balance, December 31, 2002	$104,368	$147,450	$(10,649)	$(1,075)	$240,094
Change during the year	(60,582)	(124,915)	356	(2,711)	(187,852)
Balance, December 31, 2003	$43,786	$22,535	$(10,293)	$(3,786)	$52,242
Change during the year	(42,357)	(54,231)	2,423	(2,904)	(97,069)
Balance, December 31, 2004	$1,429	$(31,696)	$(7,870)	$(6,690)	$(44,827)
Change during the year	(35,737)	(42,403)	8,134	(3,560)	(73,566)
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)

Note 24—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s significant commitments:

	December 31,
(Dollars in thousands)	2004	2005
Commitments to extend credit	$16,499,957	$20,287,320
Standby letters of credit	2,917,070	3,549,389
Commercial letters of credit	100,944	98,375
Commitments to fund principal investments	93,822	110,150

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. At December 31, 2005, the carrying value of the Company’s standby and commercial letters of credit totaled $8.0 million. Exposure to loss related to these commitments is covered by the allowance for off-balance sheet commitments. Both of these amounts are included in other liabilities on the consolidated balance sheet. In addition, the Company’s maximum exposure to loss for standby and commercial letters of credit related to discontinued operations was $41.6 million and $34.8 million, respectively. The corresponding carrying value of these standby and commercial letters of credit totaled $0.1 million.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

amount of these instruments.  Collateral may be obtained based on management’s credit assessment of the customer.

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

The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies’ stockholders based on the agencies’ future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies’ future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former stockholders. As of December 31, 2005, the Company has a maximum exposure of $4.8 million for these agreements, the last of which expire December 2006.

The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over a ten-year average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of December 31, 2005, the Company’s maximum exposure to loss under these guarantees is limited to a return of investor’s capital and minimum investment yield, or $158.5 million. The Company maintains a reserve of $6.5 million for these guarantees.

The Company has rental commitments under long-term operating lease agreements. For detail of these commitments see Note 6 to the Consolidated Financial Statements.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate their sale. As of December 31, 2005, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $700.6 million. The Bank’s guarantee has an average term of less than one year and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of December 31, 2005, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnification was $2.0 billion and $2.0 billion at December 31, 2004 and 2005, respectively. The market value of the associated collateral was $2.0 billion and $2.0 billion at December 31, 2004 and 2005, respectively.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2005, the maximum exposure to loss under these contracts totaled $2.1 million. The Company maintains a reserve of $0.1 million for losses related to these guarantees. See additional information about guarantees in Note 25 to these Consolidated Financial Statements.

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Note 25—Transactions With Affiliates

The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2003, 2004 and 2005, such transactions included, but were not limited to, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. The Company also maintains traditional correspondent bank accounts and has a $200 million floating-rate subordinated debt with BTMU. For further information regarding this subordinated debt, see Note 13 to these Consolidated Financial Statements. In the opinion of management, such transactions were made at rates, terms, and conditions prevailing in the market and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement.

During 2003 and 2005, the Company purchased stock from its majority stockholder of $300 million at $45.05 per share and $200 million at $57.54 per share, respectively.

At December 31, 2005, the Company had derivative contracts totaling $2.1 billion in notional balance with $22.4 million in net unrealized losses with BTMU and its affiliates. At December 31, 2005, the Company had recorded interest expense of $8.3 million for the year ended 2005 relating to the subordinated debt and other correspondent bank accounts.  Additionally, for the year ended 2005, the Company recorded income of $2.0 million and expenses of $1.1 million for fees and revenue sharing arrangements and income of $1.8 million and expenses of $3.2 million relating to facility and staff training arrangements.

On December 10, 2004, the Company purchased corporate trust accounts from BTMU Trust Company for $1.8 million.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 25—Transactions With Affiliates (Continued)

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate their sale. As of December 31, 2005, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $700.6 million. The Bank’s guarantee has an average term of less than one year and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of December 31, 2005, the Company had no exposure to loss for these agreements.

Note 26—Business Segments

In April 2005, the Company announced several organizational changes that affected its business segments. The Global Markets Group was eliminated and the activities of this group were transferred. Corporate Treasury, which is responsible for Asset-Liability Management (ALM) wholesale funding and the ALM securities and derivatives hedging portfolios of the Company, is now included in “Other.”  The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the “Global Markets Division” of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the disposal of most of the Company’s International Banking Group are also reflected in “Other.” The Company is now organized around the target markets it serves and operates in two principal areas:

•       The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATMs. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At December 31, 2004 and 2005, this Group had $314.0 million and $316.2 million, respectively, of goodwill assigned to its businesses.

•       The Commercial Financial Services Group provides credit, depository and cash management services to large corporate and middle-market companies and numerous specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At December 31, 2004 and 2005, this Group had $137.0 million and $137.8 million, respectively, of goodwill assigned to its businesses.

The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table within total assets are the amounts of goodwill for each business segment as of December 30, 2004 and 2005.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 26—Business Segments (Continued)

The information in the table is derived from the internal management reporting system used by management to measure the performance of the business segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each business segment based on internal management accounting policies. Net interest income is determined by the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a business segment are assigned to that business segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the business segments based on a predetermined percentage of usage. Under the Company’s risk-adjusted return on capital (RAROC) methodology, credit expense is charged to business segments based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

“Other” is comprised of our discontinued operations, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for loan losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, “Other” includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S., Corporate Treasury, which manages the Company’s wholesale funding needs, securities portfolio, interest rate and liquidity risk, and the results of our discontinued operations. Except as discussed above, none of the items in “Other” are significant to the Company’s business.

The business units’ results for the prior periods have been restated to reflect changes in transfer pricing methodology, organizational changes and our discontinued operations.

	Community Banking			Commercial Financial
	and Investment Services Group			Services Group
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2003	2004	2005	2003	2004	2005
Results of operations (dollars in thousands):
Net interest income	$661,091	$761,106	$940,273	$660,753	$731,567	$897,805
Noninterest income (expense)	446,847	513,413	553,029	246,522	285,428	277,541
Total revenue	1,107,938	1,274,519	1,493,302	907,275	1,016,995	1,175,346
Noninterest expense	830,521	971,200	1,022,423	407,436	420,669	476,519
Credit expense (income)	32,003	33,216	34,779	159,029	106,278	94,780
Income from continuing operations before income taxes	245,414	270,103	436,100	340,810	490,048	604,047
Income tax expense	93,871	103,314	166,808	104,739	160,162	202,221
Income from continuing operations	151,543	166,789	269,292	236,071	329,886	401,826
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income	$151,543	$166,789	$269,292	$236,071	$329,886	$401,826
Total assets, end of period (dollars in millions):	$13,073	$15,681	$17,831	$14,366	$17,669	$20,311

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 26—Business Segments (Continued)

				UnionBanCal
	Other			Corporation
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2003	2004	2005	2003	2004	2005
Results of operations (dollars in thousands):
Net interest income	$225,660	$131,343	$1,036	$1,547,504	$1,624,016	$1,839,114
Noninterest income (expense)	19,587	113,982	(25,783)	712,956	912,823	804,787
Total revenue	245,247	245,325	(24,747)	2,260,460	2,536,839	2,643,901
Noninterest expense	125,977	81,720	108,304	1,363,934	1,473,589	1,607,246
Credit expense (income)	(118,233)	(185,251)	(180,242)	72,799	(45,757)	(50,683)
Income from continuing operations before income taxes	237,503	348,856	47,191	823,727	1,109,007	1,087,338
Income tax expense	72,583	135,457	(12,331)	271,193	398,933	356,698
Income from continuing operations	164,920	213,399	59,522	552,534	710,074	730,640
Income (loss) from discontinued operations, net of income taxes	34,605	22,460	132,293	34,605	22,460	132,293
Net income	$199,525	$235,859	$191,815	$587,139	$732,534	$862,933
Total assets, end of period (dollars in millions):	$15,059	$14,748	$11,274	$42,498	$48,098	$49,416

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2004	2005
Assets
Cash and cash equivalents	$271,267	$145,034
Investment in and advances to subsidiaries	4,896,497	5,283,968
Loans	—	—
Other assets	22,733	9,922
Total assets	$5,190,497	$5,438,924
Liabilities and Stockholders’ Equity
Other liabilities	$66,350	$62,791
Medium and long-term debt	816,113	801,095
Junior subordinated debt payable to subsidiary grantor trust	15,790	15,338
Total liabilities	898,253	879,224
Stockholders’ equity	4,292,244	4,559,700
Total liabilities and stockholders’ equity	$5,190,497	$5,438,924

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Income:
Dividends from bank subsidiary	$497,600	$216,500	$546,600
Dividends from nonbank subsidiaries	25,017	—	—
Interest income on advances to subsidiaries
and deposits in bank	8,108	9,037	14,764
Other income	223	1,145	1,680
Total income	530,948	226,682	563,044
Expense:
Interest expense	23,392	20,148	33,655
Other expense, net	5,188	(84)	1,834
Total expense	28,580	20,064	35,489
Income before income taxes and equity in undistributed net income of subsidiaries	502,368	206,618	527,555
(Provision for) recovery of prior loan losses	14	7	—
Income tax benefit	(7,740)	(2,883)	(7,256)
Income before equity in undistributed net income
of subsidiaries	510,122	209,508	534,811
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	104,552	485,247	295,617
Nonbank subsidiaries	(27,535)	37,779	32,505
Net Income	$587,139	$732,534	$862,933

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Cash Flows from Operating Activities:
Net income	$587,139	$732,534	$862,933
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(77,017)	(523,026)	(328,122)
Reversal of provision for loan losses	(14)	(7)	—
Other, net	(4,969)	27,847	(11,825)
Net cash provided by operating activities	505,139	237,348	522,986
Cash Flows from Investing Activities:
Advances to subsidiaries	(64,950)	(71,910)	(171,588)
Repayment of advances to subsidiaries	12,155	29,698	46,294
Net cash used in investing activities	(52,795)	(42,212)	(125,294)
Cash Flows from Financing Activities:
Net decrease in short term borrowings	(98,507)	—	—
Proceeds from issuance of medium-term debt	398,548	—	—
Repayment of junior subordinated debt	—	(360,825)	—
Payments of cash dividends	(175,795)	(197,198)	(224,218)
Repurchase of common stock	(357,686)	(210,689)	(389,371)
Stock options exercised	70,944	80,309	89,664
Other, net	(3,139)	—	—
Net cash used in financing activities	(165,635)	(688,403)	(523,925)
Net increase (decrease) in cash and due from banks	286,709	(493,267)	(126,233)
Cash and cash equivalents at beginning of year	477,825	764,534	271,267
Cash and cash equivalents at end of year	$764,534	$271,267	$145,034
Cash Paid During the Year for:
Interest	$22,132	$23,244	$33,063
Income taxes	32,047	131	64,414

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 28—Summary of Quarterly Financial Information (Unaudited)

Unaudited quarterly results are summarized as follows:

	2004 Quarters Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$437,254	$432,795	$452,116	$486,510
Interest expense	41,792	38,590	45,538	58,739
Net interest income	395,462	394,205	406,578	427,771
Reversal of provision for loan losses	(5,498)	(12,601)	(10,939)	(16,719)
Noninterest income	193,728	309,586	197,120	212,389
Noninterest expense	361,129	364,046	359,576	388,838
Income before income taxes	233,559	352,346	255,061	268,041
Income tax expense	82,182	128,686	98,121	89,944
Income from continuing operations	151,377	223,660	156,940	178,097
Income from discontinued operations before income tax	9,961	12,120	10,592	3,666
Income tax expense	3,851	4,683	4,094	1,251
Income from discontinued operations	6,110	7,437	6,498	2,415
Net income	$157,487	$231,097	$163,438	$180,512
Income from continuing operations per common share—basic	$1.03	$1.51	$1.06	$1.20
Net income per common share—basic	$1.07	$1.56	$1.11	$1.22
Income from continuing operations per common share—diluted	$1.01	$1.49	$1.04	$1.18
Net income per common share—diluted	$1.05	$1.54	$1.09	$1.19
Dividends per share(1)	$0.31	$0.36	$0.36	$0.36

	2005 Quarters Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$509,347	$547,493	$567,092	$600,049
Interest expense	73,685	88,783	102,950	119,449
Net interest income	435,662	458,710	464,142	480,600
Reversal of provision for loan losses	(12,119)	(13,564)	(15,000)	(10,000)
Noninterest income	205,625	203,554	212,188	183,420
Noninterest expense	392,952	388,400	396,696	429,198
Income before income taxes	260,454	287,428	294,634	244,822
Income tax expense	80,703	99,950	93,388	82,657
Income from continuing operations	179,751	187,478	201,246	162,165
Income (loss) from discontinued operations before income tax	3,639	(412)	(25,612)	227,967
Income tax expense (benefit)	1,413	(116)	(9,651)	81,643
Income (loss) from discontinued operations	2,226	(296)	(15,961)	146,324
Net income	$181,977	$187,182	$185,285	$308,489
Income from continuing operations per common share—basic	$1.22	$1.30	$1.39	$1.12
Net income per common share—basic	$1.24	$1.29	$1.28	$2.14
Income from continuing operations per common share—diluted	$1.20	$1.27	$1.36	$1.10
Net income per common share—diluted	$1.21	$1.27	$1.26	$2.09
Dividends per share(1)	$0.36	$0.41	$0.41	$0.41

(1)      Dividends per share reflect dividends declared on the Company’s common stock outstanding as of the declaration date.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2004, and 2005 (Continued)

Note 29—Subsequent Events

On January 24, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.41 per share of common stock for the first quarter of 2006. The dividend will be paid on April 7, 2006 to stockholders of record as of March 3, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnionBanCal Corporation:

We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

San Francisco, California

March 1, 2006

UnionBanCal Corporation and Subsidiaries
Management’s Report on Internal Control Over Financial Reporting

The management of UnionBanCal Corporation is responsible for establishing and maintaining adequate internal controls, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2005, the Company’s internal control system over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that Union Bank of California, N.A. has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/s/ TAKASHI MORIMURA
Takashi Morimura President and Chief Executive Officer
/s/ MASASHI OKA
Masashi Oka Vice Chairman of the Board
/s/ DAVID I. MATSON
David I. Matson Vice Chairman and Chief Financial Officer
/s/ DAVID A. ANDERSON
David A. Anderson Executive Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnionBanCal Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UnionBanCal Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

San Francisco, California
March 1, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
By:	/s/ TAKASHI MORIMURA
Takashi Morimura
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ DAVID I. MATSON
David I. Matson
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)
By:	/s/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Principal Accounting Officer)
Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

Signature	Title
*	Director
Aida M. Alvarez
*	Director
David R. Andrews
*	Director
L. Dale Crandall
*	Director
Richard D. Farman
*	Director
Stanley F. Farrar
*	Director
Philip B. Flynn
*	Director
Michael J. Gillfillan

II-1

Signature	Title
*	Director
Ronald L. Havner, Jr.
*	Director
Norimichi Kanari
*	Director
Mary S. Metz
Director
Shigemitsu Miki
*	Director
Takashi Morimura
*	Director
J. Fernando Niebla
*	Director
Masashi Oka
*	Director
Tetsuo Shimura
*	Director
Dean A. Yoost

*By:	/s/ JOHN H. MCGUCKIN, JR.
John H. McGuckin, Jr. Attorney-in-Fact
Dated: March 1, 2006

II-2

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and the First National Bank of Chicago, as Trustee, dated February 19, 1999(2)
4.2	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.3	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	UnionBanCal Corporation Management Stock Plan*(4)
10.2	Union Bank of California Deferred Compensation Plan*(5)
10.3	Union Bank of California Senior Management Bonus Plan*(6)
10.4	Union Bank of California, N.A. Supplemental Executive Retirement Plan * (7)
10.5	Union Bank Financial Services Reimbursement Program*(8)
10.6	1997 UnionBanCal Corporation Performance Share Plan*(9)
10.7	Form of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(10)
10.8	Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. dated October 1, 1997*(11)
10.9	Year 2000 UnionBanCal Corporation Management Stock Plan*(12)
10.10	Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(13)
10.11	Form of 2004 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(14)
10.12	Form of 2004 Nonqualified Stock Option Agreement for Non-employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(15)
10.13	Terms and Conditions Applicable to Non-employee Director Stock Unit Awards under the Year 2000 UnionBanCal Corporation Management Stock Plan*(16)
10.14	Forms of Restricted Stock Agreement for Non-employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(27)
10.15	Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers*(17)
10.16	Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(18)
10.17	Union Bank of California, N.A. Separation Pay Plan*(19)
10.18	Philip B. Flynn Employment Agreement (effective April 1, 2004)*(20)
10.19	Philip B. Flynn Amendment of Employment Agreement (effective May 1, 2005)*(21)
10.20	David I. Matson Employment Agreement (effective January 1, 1998)*(22)
10.21	David I. Matson Amendment of Employment Agreement (effective May 1, 2005)*(23)
10.22	Written Descriptions of Compensation Arrangements for UnionBanCal Non-Employee Directors*(24)
10.23	Written Description of Compensation Arrangements for Union Bank of California, N.A. Non-Employee Directors*(25)
10.24

Purchase and Assumption Agreement by and among Union Bank of California N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(26)

10.25	Repurchase Agreement between UnionBanCal Corporation and The Bank of Tokyo Mitsubishi, Ltd., dated as of February 23, 2005(27)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(27)
21.1	Subsidiaries of the Registrant(27)
23.1	Consent of Deloitte & Touche LLP(27)
24.1	Power of Attorney(27)

Exhibit No.	Description
24.2	Resolution of Board of Directors(27)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

(1)                Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 001-15081).

(2)                Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated February 19, 1999 (SEC File No. 000-28118).

(3)                Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(4)                Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

(5)                Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

(6)                Incorporated by reference to Exhibit C to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 27, 2001 (SEC File No. 001-15081).

(7)                Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

(8)                Incorporated by reference to Exhibit 10.14 to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 000-28118).

(9)                Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (SEC File No. 001-15081).

(10)           Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(11)           Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

(12)           Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 25, 2005 (SEC File No. 001-15081).

(13)           Incorporated by reference to Exhibit 10.4 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(14)           Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(15)           Incorporated by reference to Exhibit 10.5 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(16)           Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(17)           Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-15081).

(18)           Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-15081).

(19)      Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(20)           Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 001-15081).

(21)           Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

(22)           Incorporated by reference to Exhibit 10.13 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-15081)

(23)           Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

(24)           Incorporated by reference to (i) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 27, 2005 (SEC File No. 001-15081) and (ii) Item 1 of the UnionBanCal Corporation Current Report on Form 8-K dated October 26, 2005 (SEC File No. 001-15081).

(25)           Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 7, 2005 (SEC File No. 001-15081).

(26)           Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-15081).

(27)           Provided herewith.

*                      Management contract or compensatory plan, contract or arrangement.