Form 10-Q
period 2006-03-31
UNIONBANCAL CORP
filed 2006-05-08
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Number of shares of Common Stock outstanding at April 28, 2006: 143,864,056

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. For a discussion of risk factors relating to the Company’s business, please refer to Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 which is incorporated by reference herein and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

•       Our ability to meet regulatory requirements

•       Credit quality and provision for credit losses, including the need to provide for credit losses due to anticipated loan growth

•       The unallocated portion of our allowances for credit losses

•       Net interest income and effects on net interest income, including expense from derivative hedges

•       The impact of increases in interest rates and growth in our commercial loan portfolio on our net interest margin

•       Loan growth rates, including residential mortgage loans

•       Disintermediation of noninterest bearing deposits to interest bearing deposits or other investment alternatives

•       Deposit renewals

•       Our ability and intent to hold various assets

•       The formation of financial subsidiaries

•       Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook of any particular region of the U.S.

•       The composition and market sensitivity of our securities portfolios, our hedging strategies and the asset sensitivity of our balance sheet

•       Potential dividend restrictions

•       Taxes, including the possible effect of the level of earnings at The Bank of Tokyo-Mitsubishi UFJ, Ltd. on our California State tax obligations

•       Off-balance sheet arrangements

•       Critical accounting policies and estimates and the impact of recent accounting pronouncements

•       Our insurance coverage

•       Estimated pension and health costs and the investment objectives and asset allocation strategy of our pension plan and health plan

•       Decisions to downsize, sell or close units or otherwise reorganize or change our business mix

•       Our strategies and expectations regarding capital levels, returning excess capital to stockholders and strategic or other acquisitions

•       The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd.

•       The impact of strategic investments on our business and benefits of marketing alliances

•       The impact of the sale of our international correspondent banking business and the timing and transition of the business and customers

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights(1)
(Unaudited)

	As of and for the
	Three Months Ended
	March 31,	March 31,	Percent
(Dollars in thousands, except per share data)	2005	2006	Change
Results of operations:
Net interest income(2)	$436,717	$466,341	6.78%
Reversal of allowance for loan losses	(12,119)	(7,000)	(42.24)
Noninterest income	205,625	217,910	5.97
Noninterest expense	392,952	414,544	5.49
Income before income taxes(2)	261,509	276,707	5.81
Taxable-equivalent adjustment	1,055	1,248	18.29
Income tax expense	80,703	94,004	16.48
Income from continuing operations	179,751	181,455	0.95
Income (loss) from discontinued operations, net of taxes	2,226	(8,510)	nm
Net income	$181,977	$172,945	(4.96)
Per common share:
Basic earnings:
From continuing operations	$1.22	$1.26	3.28%
Net income	1.24	1.20	(3.23)
Diluted earnings:
From continuing operations	1.20	1.24	3.33
Net income	1.21	1.18	(2.48)
Dividends(3)	0.36	0.41	13.89
Book value (end of period)	28.41	31.94	12.43
Common shares outstanding (end of period)(4)	144,575,615	143,402,332	(0.81)
Weighted average common shares outstanding—basic(4)	146,997,649	143,878,106	(2.12)
Weighted average common shares outstanding—diluted(4)	149,915,503	146,026,188	(2.59)
Balance sheet (end of period):
Total assets(5)	$49,432,871	$48,800,945	(1.28)%
Total loans	29,778,461	33,528,868	12.59
Nonperforming assets	101,226	42,392	(58.12)
Total deposits	40,414,979	39,155,904	(3.12)
Stockholders’ equity	4,107,223	4,579,878	11.51
Balance sheet (period average):
Total assets	$46,313,053	$48,016,643	3.68%
Total loans	29,714,206	34,052,067	14.60
Earning assets	41,667,831	43,084,349	3.40
Total deposits	38,199,718	38,856,033	1.72
Stockholders’ equity	4,208,650	4,538,679	7.84
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.57%	1.53%
Net income	1.59	1.46
Return on average stockholders’ equity(7):
From continuing operations	17.32	16.21
Net income	17.54	15.45
Efficiency ratio(8)	60.64	62.10
Net interest margin(2)	4.22	4.36
Dividend payout ratio	29.51	32.54
Tangible equity ratio	7.36	8.46
Tier 1 risk-based capital ratio(5)	9.06	9.09
Total risk-based capital ratio(5)	11.41	10.94
Leverage ratio(5)	7.79	8.80
Allowances for credit losses to total loans(9)	1.63	1.26
Allowances for credit losses to nonaccrual loans(9)	506.96	1,003.48
Net loans charged off (recovered) to average total loans(7)	(0.19)	0.06
Nonperforming assets to total loans and foreclosed assets	0.34	0.13
Nonperforming assets to total assets(5)	0.20	0.09

(1)                   In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect discontinued operations.

(2)                   Taxable-equivalent basis.

(3)                   Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(4)                   Common shares outstanding reflect common shares issued less treasury shares.

(5)                   End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.

(6)                   Average balances used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.

(7)                   Annualized.

(8)                   The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(9)                   The allowances for credit losses ratios include the allowances for loan losses and losses on off-balance sheet commitments. These ratios relate to continuing operations only.

nm = not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income(1)
(Unaudited)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2005	2006
Interest Income
Loans	$404,630	$512,323
Securities	100,769	96,867
Interest bearing deposits in banks	733	736
Federal funds sold and securities purchased under resale agreements	2,373	3,845
Trading account assets	842	1,431
Total interest income	509,347	615,202
Interest Expense
Deposits	55,828	115,309
Federal funds purchased and securities sold under repurchase agreements	4,998	8,802
Commercial paper	4,560	12,448
Medium and long-term debt	6,532	10,397
Trust notes	238	238
Other borrowed funds	1,529	2,915
Total interest expense	73,685	150,109
Net Interest Income	435,662	465,093
Reversal of allowance for loan losses	(12,119)	(7,000)
Net interest income after reversal of allowance for loan losses	447,781	472,093
Noninterest Income
Service charges on deposit accounts	79,267	81,635
Trust and investment management fees	41,963	50,115
Insurance commissions	22,017	19,518
Merchant banking fees	6,266	8,229
Foreign exchange gains, net	8,170	7,818
Brokerage commissions and fees	8,972	7,795
Card processing fees, net	5,607	6,697
Securities gains (losses), net	344	(214)
Other	33,019	36,317
Total noninterest income	205,625	217,910
Noninterest Expense
Salaries and employee benefits	231,758	252,495
Net occupancy	32,362	32,837
Outside services	21,247	28,609
Equipment	17,403	17,922
Software	13,975	16,344
Professional services	11,741	14,547
Communications	10,380	10,552
Foreclosed asset expense (income)	406	(7,367)
(Reversal of) provision for losses on off-balance sheet commitments	3,000	(3,000)
Other	50,680	51,605
Total noninterest expense	392,952	414,544
Income from continuing operations before income taxes	260,454	275,459
Income tax expense	80,703	94,004
Income from Continuing Operations	179,751	181,455
Income (loss) from discontinued operations before income taxes	3,639	(13,603)
Income tax expense (benefit)	1,413	(5,093)
Income (Loss) from Discontinued Operations	2,226	(8,510)
Net Income	$181,977	$172,945
Income from continuing operations per common share—basic	$1.22	$1.26
Net Income per common share—basic	$1.24	$1.20
Income from continuing operations per common share—diluted	$1.20	$1.24
Net income per common share—diluted	$1.21	$1.18
Weighted average common shares outstanding—basic	146,998	143,878
Weighted average common shares outstanding—diluted	149,916	146,026

(1)                   In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect the discontinued operations.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets(1)

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2005	2006
Assets
Cash and due from banks	$1,870,367	$2,402,212	$2,035,544
Interest bearing deposits in banks	73,667	771,164	170,187
Federal funds sold and securities purchased under resale agreements	1,695,835	796,500	513,777
Total cash and cash equivalents	3,639,869	3,969,876	2,719,508
Trading account assets	234,791	312,655	329,703
Securities available for sale:
Securities pledged as collateral	251,657	96,994	88,152
Held in portfolio	10,975,242	8,072,286	8,394,318
Loans (net of allowance for loan losses: March 31, 2005, $401,275; December 31, 2005, $351,532; March 31, 2006, $339,443)	29,377,186	32,744,063	33,189,425
Due from customers on acceptances	21,158	19,252	20,541
Premises and equipment, net	520,286	536,074	511,095
Intangible assets	56,751	42,616	39,186
Goodwill	450,125	454,015	453,489
Other assets	1,929,837	2,113,577	2,814,603
Assets of discontinued operations to be disposed or sold(1)	1,975,969	1,054,594	240,925
Total assets	$49,432,871	$49,416,002	$48,800,945
Liabilities
Noninterest bearing	$20,421,830	$19,489,377	$18,118,506
Interest bearing	19,993,149	20,592,862	21,037,398
Total deposits	40,414,979	40,082,239	39,155,904
Federal funds purchased and securities sold under repurchase agreements	400,570	651,529	292,758
Commercial paper	1,042,795	680,027	1,420,276
Other borrowed funds	126,662	134,485	66,472
Acceptances outstanding	21,158	19,252	20,541
Other liabilities	1,128,383	1,466,478	2,259,464
Medium and long-term debt	803,233	801,095	788,763
Junior subordinated debt payable to subsidiary grantor trust	15,677	15,338	15,225
Liabilities of discontinued operations to be extinguished or assumed(1)	1,372,191	1,005,859	201,664
Total liabilities	45,325,648	44,856,302	44,221,067
Commitments and contingencies—See Note 9
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of March 31, 2005, December 31, 2005, and March 31, 2006	—	—	—
Common stock, par value $1 per share at March 31, 2005, December 31, 2005 and March 31, 2006:
Authorized 300,000,000 shares; issued 152,530,458 shares as of March 31, 2005, 154,469,215 shares as of December 31, 2005, and 154,832,175 shares as of March 31, 2006	152,530	154,469	154,832
Additional paid-in capital	896,855	994,956	1,018,943
Treasury stock—7,954,843 shares as of March 31, 2005, 10,262,143 shares as of December 31, 2005 and 11,429,843 shares as of March 31, 2006	(463,527)	(612,732)	(692,783)
Retained earnings	3,656,187	4,141,400	4,258,533
Accumulated other comprehensive loss	(134,822)	(118,393)	(159,647)
Total stockholders’ equity	4,107,223	4,559,700	4,579,878
Total liabilities and stockholders’ equity	$49,432,871	$49,416,002	$48,800,945

(1)      In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All prior periods presented have been restated to reflect the discontinued operations.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

						Accumulated	Total
			Additional			other	stock-
	Number	Common	paid-in	Treasury	Retained	comprehensive	holders’
(In thousands, except shares)	of shares	stock	capital	stock	earnings	income (loss)	equity
BALANCE DECEMBER 31, 2004	152,191,818	$152,192	$881,928	$(223,361)	$3,526,312	$(44,827)	$4,292,244
Comprehensive income
Net income—For the three months ended March 31, 2005					181,977		181,977
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(23,894)	(23,894)
Net change in unrealized losses on securities available for sale						(66,382)	(66,382)
Foreign currency translation adjustment						297	297
Minimum pension liability adjustment						(16)	(16)
Total comprehensive income							91,982
Deferred compensation—restricted stock awards					100		100
Stock options exercised	338,640	338	14,927				15,265
Common stock repurchased(1)				(240,166)			(240,166)
Dividends declared on common stock, $0.36 per share(2)					(52,202)		(52,202)
Net change		338	14,927	(240,166)	129,875	(89,995)	(185,021)
BALANCE MARCH 31, 2005	152,530,458	$152,530	$896,855	$(463,527)	$3,656,187	$(134,822)	$4,107,223
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700
Comprehensive income
Net income—For the three months ended March 31, 2006					172,945		172,945
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(11,907)	(11,907)
Net change in unrealized losses on securities available for sale						(29,331)	(29,331)
Foreign currency translation adjustment						(16)	(16)
Total comprehensive income							131,691
Deferred compensation—restricted stock awards	2,925	3	204		3,105		3,312
Compensation expense—stock options			6,214				6,214
Stock options exercised	360,035	360	17,569				17,929
Common stock repurchased(1)				(80,051)			(80,051)
Dividends declared on common stock, $0.41 per share(2)					(58,917)		(58,917)
Net change		363	23,987	(80,051)	117,133	(41,254)	20,178
BALANCE MARCH 31, 2006	154,832,175	$154,832	$1,018,943	$(692,783)	$4,258,533	$(159,647)	$4,579,878

(1)          Common stock repurchased includes commission costs.

(2)          Dividends are based on UnionBanCal Corporation’s shares outstanding as of the declaration date.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2006
Cash Flows from Operating Activities:
Net income	$181,977	$172,945
Income (loss) from discontinued operations, net of taxes	2,226	(8,510)
Income from continuing operations, net of taxes	179,751	181,455
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of allowance for loan losses	(12,119)	(7,000)
(Reversal of) provision for losses on off-balance sheet commitments	3,000	(3,000)
Depreciation, amortization and accretion	40,885	35,336
Stock-based compensation—stock options	—	6,214
Stock-based compensation—restricted stock	100	3,312
Provision for deferred income taxes	37,605	50,398
(Gains) losses on sales of securities available for sale, net	(344)	214
Net decrease in accrued expenses	(41,164)	(58,878)
Net increase (decrease) in unearned and deferred income	20,714	(2,100)
Net (increase) decrease in trading account assets	1,049	(17,047)
Net increase in prepaid expenses	(135,518)	(87,878)
Net (increase) decrease in fees and other charges receivable	73,848	(9,318)
Net increase in other liabilities	14,107	816,916
Net increase in other assets	(155,264)	(622,930)
Loans originated for resale	(35,640)	(58,529)
Net proceeds from loans originated for resale	114,823	96,558
Excess tax benefit—stock options exercised	—	(3,900)
Other, net	(10,694)	1,708
Discontinued operations, net	32,315	126,736
Total adjustments	(52,297)	266,812
Net cash provided by operating activities	127,454	448,267
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	24,958	4,041
Proceeds from matured and called securities available for sale	347,619	389,888
Purchases of securities available for sale	(575,295)	(758,213)
Net (purchases) sales of premises and equipment	(15,472)	2,923
Net increase in loans	(723,287)	(478,230)
Other, net	(42)	708
Discontinued operations, net	11,487	622,138
Net cash used in investing activities	(930,032)	(216,745)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,695,473	(926,336)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(186,679)	(358,771)
Net increase in commercial paper and other borrowed funds	172,021	672,236
Common stock repurchased	(240,166)	(80,051)
Payments of cash dividends	(53,548)	(59,103)
Stock options exercised	15,265	17,929
Other, net	297	(16)
Discontinued operations, net	(160,043)	(747,910)
Net cash provided by (used in) financing activities	1,242,620	(1,482,022)
Net increase (decrease) in cash and cash equivalents	440,042	(1,250,500)
Cash and cash equivalents at beginning of period	3,199,854	3,969,876
Effect of exchange rate changes on cash and cash equivalents	(27)	132
Cash and cash equivalents at end of period	$3,639,869	$2,719,508
Cash Paid During the Period For:
Interest	$54,715	$143,090
Income taxes	41,325	111,783

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally. Upon completion of the exit from the international correspondent banking business (see Note 3 “Discontinued Operations” of this Quarterly Report on Form 10-Q), the Bank will continue to provide trade finance and other international financial services (but not international correspondent banking) to customers.

Under a previously announced stock repurchase plan that provided for repurchases up to $200 million, the Company was authorized to repurchase $22 million of the Company’s common stock as of March 31, 2006. The Company repurchased $80 million of common stock in the first quarter of 2006, compared to $40 million in the first quarter of 2005. Under a separate stock repurchase agreement, the Company repurchased $200 million of its common stock in the first quarter 2005, from its majority owner, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), with no comparable repurchases in the first quarter 2006. BTMU, which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 63 percent of the Company’s outstanding common stock at March 31, 2006.

Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and elected to use the modified prospective application method to transition to the new accounting standard. SFAS No. 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instrument issued. SFAS 123R also prescribes that estimated forfeitures of shares are to be included in the calculation of compensation expense.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

Under the modified prospective transition method, compensation cost is recognized as of January 1, 2006 for the portion of outstanding stock option awards for which the requisite service has not yet been rendered. The cost will be recognized over the period during which the employees are required to provide service. The after-tax impact of the adoption of SFAS 123R on income from continuing operations was a reduction of $3.8 million. The corresponding impact to both basic and diluted earnings per share was a reduction of $0.03 per share. Cash flows from operating activities increased as a result of this non-cash adjustment to net income in the amount of $6.2 million.

For the period ended March 31, 2005, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company recognized compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value-based method, compensation cost was measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeds the stock option exercise price. For the quarter ended March 31, 2005, options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and, therefore, were not included in compensation expense.

At March 31, 2006, the Company had two stock-based employee compensation plans. For further discussion concerning the Company’s stock-based employee compensation plans see Note 11 to these Condensed Consolidated Financial Statements and Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The value of the restricted stock awards issued under the plans and the value of that portion of outstanding option awards for which the requisite service has not yet been rendered is being amortized over the remaining service period as compensation expense.

The following table illustrates the effect on net income, which includes discontinued operations, and corresponding earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005. For the purpose of this disclosure, the Company has recognized compensation expense for graded vesting on a straight-line basis and did not include an estimate for forfeitures.

For the Three Months Ended
(Dollars in thousands)	March 31, 2005
As reported net income	$181,977
Add: stock-based employee compensation expense included in reported net income, net of income taxes	62
Deduct: total stock-based employee compensation expense, net of income taxes	5,606
Pro forma net income, after stock-based employee compensation expense	$176,433
Net income per common share—basic
As reported	$1.24
Pro forma	$1.20
Net income per common share—diluted
As reported	$1.21
Pro forma	$1.18

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement is effective for annual periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. However, on April 14, 2005, the SEC issued rule 2005-57, which allowed companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company adopted Statement 123R on January 1, 2006 under the modified prospective method, which resulted in an increase in noninterest expense of approximately $6.2 million in the quarter ended March 31, 2006. Disclosure required under SFAS No. 123R is shown in Note 1 and Note 11 of these condensed consolidated financial statements.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Statement requires that a voluntary change in accounting principle be applied retrospectively to all prior periods financial statements presented, unless impracticable to do so. It also provides that a change in method of depreciation or amortization for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle, with the change applied prospectively and that correction of errors in previously issued financial statements should be termed a “restatement.” The Statement is effective January 1, 2006. At adoption, there was no impact on the Company’s financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” The Statement allows financial instruments that have embedded derivatives to be accounted for as a whole, (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements (Continued)

on a fair value basis. The Statement is effective for all financial instruments acquired or issued after December 31, 2006. Management believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It allows an entity to choose one of two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or servicing loss. Under the fair value method, servicing assets and liabilities are recorded at fair value each reporting period with any changes reported in current period earnings. The Statement is effective for all servicing assets on January 1, 2007. Management believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform an activity associated with an asset retirement in which the timing and/or method of settlement are conditional on a future event that may or may not occur or be within the control of the company. A liability should be recognized when incurred (based on its fair value at that date), which generally would be upon the acquisition or construction of the related asset. Upon recognition, the offset to the liability would be capitalized as part of the cost of the asset and depreciated over the estimated useful life of that asset. The Interpretation is effective no later than December 31, 2005. The Company adopted FIN 47 in the fourth quarter 2005 without material effect on its financial position or results of operations.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements (Continued)

Accounting for Defined Benefit Pension and Other Postretirement Plans—Exposure Draft

In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This proposed Statement would require a company that sponsors a defined benefit pension plan or other postretirement benefit plan to fully recognize, as an asset or liability, the amount by which the defined-benefit-postretirement obligation is over- or under-funded. The amount would be measured as the difference between the fair value of plan assets and the projected benefit obligation. The proposed Statement would result in the immediate recognition of unrecognized prior service costs and credits and unrecognized net actuarial gains or losses as components of other comprehensive income with any unrecognized transition obligation or asset recorded as an adjustment to beginning retained earnings. The final statement is expected to be issued during the third quarter 2006, to be effective as of December 31, 2006. Based on guidance in the current exposure draft, the Company’s stockholders’ equity at December 31, 2005 would have been reduced by approximately six percent, if adopted.

Note 3—Discontinued Operations

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

Interest expense was allocated to discontinued operations based on average net assets. The amount of interest expense allocated to discontinued operations during the three months ended March 31, 2005 and 2006 was $2.5 million and $0.6 million, respectively.

The severance reserve balances at December 31, 2005 and March 31, 2006 were $21.7 million and $16.2 million, respectively. The decrease of $5.5 million from December 31, 2005 primarily related to cash payments to employees.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3—Discontinued Operations (Continued)

At March 31, 2005 and 2006, all assets related to the discontinued operations were recorded at the lower of cost or fair value, less costs of disposal. The assets and liabilities identified as discontinued operations were comprised of the following:

(Dollars in thousands)	March 31, 2005	March 31, 2006
Assets
Cash and due from banks	$92,136	$108,284
Interest bearing deposits in banks	224,029	18,489
Loans	1,584,124	101,134
Due from customers on acceptances	34,714	3,542
Premises and equipment	3,634	3
Other assets	37,332	9,473
Assets of discontinued operations to be disposed or sold	$1,975,969	$240,925
Liabilities
Noninterest bearing deposits	$530,237	$124,321
Interest bearing deposits	766,049	36,440
Other liabilities	75,905	40,904
Liabilities of discontinued operations to be extinguished or assumed	$1,372,191	$201,664

The components of income from discontinued operations for the three months ended March 31, 2005 and 2006, respectively are:

	For the three months ended March 31,
(Dollars in thousands)	2005	2006
Net interest income	$5,137	$1,725
Provision for loan losses	4,119	—
Noninterest income	17,136	5,811
Noninterest expense	14,515	21,139
Income (loss) from discontinued operations before income taxes	3,639	(13,603)
Income tax expense (benefit)	1,413	(5,093)
Income (loss) from discontinued operations	$2,226	$(8,510)

Included in noninterest expense for the three months ended March 31, 2005 and 2006 were compliance related expenses of $2.6 million and $4.8 million, respectively.

Note 4—Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options are a common stock

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—Earnings Per Share (Continued)

equivalent. The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005		2006
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$179,751	$179,751	$181,455	$181,455
Income (loss) from discontinued operations	2,226	2,226	(8,510)	(8,510)
Net Income	$181,977	$181,977	$172,945	$172,945
Weighted average common shares outstanding	146,998	146,998	143,878	143,878
Additional shares due to:
Assumed conversion of dilutive stock options	—	2,918	—	2,148
Adjusted weighted average common shares outstanding	146,998	149,916	143,878	146,026
Income from continuing operations per share	$1.22	$1.20	$1.26	$1.24
Income (loss) from discontinued operations per share	0.02	0.01	(0.06)	(0.06)
Net income per share	$1.24	$1.21	$1.20	$1.18

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss)

The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

	Before
	Tax	Tax	Net of
(Dollars in thousands)	Amount	Effect	Tax
For the Three Months Ended March 31, 2005:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(32,277)	$12,346	$(19,931)
Reclassification adjustment for net gains on hedges included in net income	(6,418)	2,455	(3,963)
Net change in unrealized losses on hedges	(38,695)	14,801	(23,894)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(107,158)	40,988	(66,170)
Reclassification adjustment for net gains on securities available for sale included in net income	(344)	132	(212)
Net change in unrealized losses on securities available for sale	(107,502)	41,120	(66,382)
Foreign currency translation adjustment	481	(184)	297
Minimum pension liability adjustment	(26)	10	(16)
Net change in accumulated other comprehensive income (loss)	$(145,742)	$55,747	$(89,995)
For the Three Months Ended March 31, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(25,004)	$9,564	$(15,440)
Reclassification adjustment for net losses on hedges included in net income	5,722	(2,189)	3,533
Net change in unrealized losses on hedges	(19,282)	7,375	(11,907)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(47,713)	18,250	(29,463)
Reclassification adjustment for net losses on securities available for sale included in net income	214	(82)	132
Net change in unrealized losses on securities available for sale	(47,499)	18,168	(29,331)
Foreign currency translation adjustment	(26)	10	(16)
Net change in accumulated other comprehensive income (loss)	$(66,807)	$25,553	$(41,254)

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss) (Continued)

The following table presents accumulated other comprehensive income (loss) balances.

	Net	Net
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)	Foreign	Minimum	Accumulated
	on Cash	on Securites	Currency	Pension	Other
	Flow	Available	Translation	Liability	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment	Income (Loss)
Balance, December 31, 2004	$1,429	$(31,696)	$(7,870)	$(6,690)	$(44,827)
Change during the period	(23,894)	(66,382)	297	(16)	(89,995)
Balance, March 31, 2005	$(22,465)	$(98,078)	$(7,573)	$(6,706)	$(134,822)
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the period	(11,907)	(29,331)	(16)	—	(41,254)
Balance, March 31, 2006	$(46,215)	$(103,430)	$248	$(10,250)	$(159,647)

Note 6—Goodwill and Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at March 31, 2005 and 2006.

	March 31, 2005			March 31, 2006
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(33,651)	$33,586	$67,237	$(47,368)	$19,869
Rights-to-Expiration	35,808	(14,360)	21,448	36,608	(18,532)	18,076
Other	2,100	(383)	1,717	2,100	(859)	1,241
Total	$105,145	$(48,394)	$56,751	$105,945	$(66,759)	$39,186

Total amortization expense for the three months ended March 31, 2005 and 2006 was $5.0 million and $3.4 million, respectively.

	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangible Assets
Estimated amortization expense for the years ending:
Remaining 2006	$7,176	$2,788	$291	$10,255
2007	5,471	3,166	299	8,936
2008	3,245	2,675	231	6,151
2009	1,764	2,242	178	4,184
2010	807	1,859	137	2,803
2011	443	1,519	105	2,067
thereafter	963	3,827	—	4,790
Total amortization expense after March 31, 2006	$19,869	$18,076	$1,241	$39,186

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

The changes in the carrying amount of goodwill during the three months ended March 31, 2005 and 2006 are shown below.

(Dollars in thousands)	2005	2006
Balance, January 1,	$450,961	$454,015
Acquired during the three months ended March 31,	—	—
Contingent period adjustments	(1,274)	—
Adjustment for contingent consideration	438	(526)
Balance, March 31,	$450,125	$453,489

Note 7—Business Segments

In April 2005, the Company announced several organizational changes that affected its business segments. The Global Markets Group was eliminated and the activities of this group were transferred. Corporate Treasury, which is responsible for Asset-Liability Management (ALM) wholesale funding and the ALM securities and derivatives hedging portfolios of the Company, is now included in “Other.” The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the “Global Markets Division” of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the disposal of most of the Company’s International Banking Group are also reflected in “Other.” The Company is now organized around the target markets it serves and operates in two principal areas:

•       The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATMs. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At March 31, 2005 and 2006, this Group had $312.0 million and $315.7 million, respectively, of goodwill assigned to its businesses.

•       The Commercial Financial Services Group provides credit, depository and cash management services to large corporate and middle-market companies and numerous specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At March 31, 2005 and 2006, this Group had $138.1 million and $137.8 million, respectively, of goodwill assigned to its businesses.

The information, set forth in the table on the following page, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table within total assets are the amounts of goodwill for each business segment as of March 31, 2005 and 2006.

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Business Segments (Continued)

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

“Other” is comprised of our discontinued operations, certain parent company non-bank subsidiaries, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for loan losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, “Other” includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S., Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM Investment and derivatives hedging portfolios, and the results of our discontinued operations. Except as discussed above, none of the items in “Other” are significant to the Company’s business.

In the first quarter 2006, the Company changed its reporting to reflect a “market view” perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.”

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Business Segments (Continued)

The business unit results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, discontinued operations and the market view contribution.

	Community Banking and Investment Services Group		Commercial Financial Services Group
	As of and for the		As of and for the
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$222,860	$242,829	$203,576	$224,687
Noninterest income (expense)	149,747	162,311	65,110	65,936
Total revenue	372,607	405,140	268,686	290,623
Noninterest expense (income)	269,271	279,312	108,203	122,513
Credit expense (income)	8,933	8,931	23,511	22,563
Income from continuing operations before income taxes	94,403	116,897	136,972	145,547
Income tax expense	35,415	43,949	45,594	47,899
Income from continuing operations	58,988	72,948	91,378	97,648
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income	$58,988	$72,948	$91,378	$97,648
Total assets, end of period—Market View (dollars in millions):	$16,398	$18,694	$18,041	$20,836

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the		As of and for the		As of and for the
	Three Months Ended March 31,		Three Months Ended March 31,		Three months Ended March 31,
	2005	2006	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$9,816	$(1,916)	$(590)	$(507)	$435,662	$465,093
Noninterest income (expense)	6,498	7,508	(15,730)	(17,845)	205,625	217,910
Total revenue	16,314	5,592	(16,320)	(18,352)	641,287	683,003
Noninterest expense (income)	21,225	20,232	(5,747)	(7,513)	392,952	414,544
Credit expense (income)	(44,414)	(38,451)	(149)	(43)	(12,119)	(7,000)
Income from continuing operations before income taxes	39,503	23,811	(10,424)	(10,796)	260,454	275,459
Income tax expense	3,681	6,285	(3,987)	(4,129)	80,703	94,004
Income from continuing operations	35,822	17,526	(6,437)	(6,667)	179,751	181,455
Income (loss) from discontinued operations, net of income taxes	2,226	(8,510)	—	—	2,226	(8,510)
Net income	$38,048	$9,016	$(6,437)	$(6,667)	$181,977	$172,945
Total assets, end of period—Market View (dollars in millions):	$15,057	$9,323	$(63)	$(52)	$49,433	$48,801

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging

Derivative positions are integral components of the Company’s designated ALM activities. The Company uses interest rate derivatives to manage the sensitivity of the Company’s net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, medium-term notes and subordinated debt. The following describes the significant hedging strategies of the Company.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps. At March 31, 2006, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.6 years.

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

The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate time deposits (TDs). In these hedging relationships, the Company hedges the LIBOR component of the TD rates, which is 3-month LIBOR, based on the TDs’ original term to maturity, which reflects their repricing frequency. Net payments to be received

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap’s strike rate.

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

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or TDs, the index and repricing frequencies of the hedge matches those of the loans or TDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or TDs. In the first quarter of 2006, the Company recognized a net loss of less than $0.1 million due to ineffectiveness, which is recognized in other noninterest expense, compared to a net loss of $0.1 million in the first quarter of 2005.

Fair Value Hedges

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

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Other

The Company uses To-Be-Announced (TBA) contracts to fix the price and yield of anticipated purchases or sales of mortgage-backed securities that will be delivered at an agreed upon date. This strategy hedges the risk of variability in the cash flows to be paid or received upon settlement of the TBA contract.

Economic Hedging Strategy for “MarketPath” Certificates of Deposit

The Company engages in an economic hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the Standard and Poor’s 500 index, are exchanged for a fixed rate of interest. The Company accounts for the embedded derivative in the CDs at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is valued at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

Note 9—Commitments and Contingencies

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. As of March 31, 2006, the Company’s maximum exposure to loss for standby and commercial letters of credit was $3.6 billion and $93.1 million, respectively. At March 31, 2006, the carrying value of the Company’s standby and commercial letters of credit totaled $7.7 million. Exposure to loss related to these commitments is covered by the allowance for off-balance sheet commitments. Both of these amounts are included in other liabilities on the condensed consolidated balance sheet. In addition, the Company's maximum exposure to loss for standby and commercial letters of credit related to discontinued operations was $30.1 million and $4.7 million, respectively. The corresponding carrying value of these standby and commercial letters of credit totaled $0.1 million.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At March 31, 2006, the Company had commitments to fund principal investments of $116.1 million.

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Commitments and Contingencies (Continued)

The Company has contingent consideration agreements that guarantee additional payments to acquired insurance agencies’ stockholders based on the agencies’ future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agencies’ future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former stockholders. As of March 31, 2006, the Company had a maximum exposure of $4.4 million for these agreements, the last of which expire in December 2006.

The Company is fund manager for limited liability corporations issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of March 31, 2006, the Company’s maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $158.6 million. The Company maintains a reserve of $6.1 million for these guarantees.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate their sale. As of March 31, 2006, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.5 billion. The Bank’s guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of March 31, 2006, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.4 billion at March 31, 2006. The market value of the associated collateral was $2.4 billion at March 31, 2006.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2006, the maximum exposure to loss under these contracts totaled $0.7 million. At March 31, 2006, the Company maintained a reserve of $0.1 million for losses related to these guarantees.

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Commitments and Contingencies (Continued)

For further discussion of the Company's commitments, contingencies and guarantees, see Note 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 10—Pension and Other Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the three months ended March 31, 2005 and 2006.

	Pension Benefits		Other Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in thousands)	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$11,392	$13,625	$1,549	$1,785
Interest cost	14,320	16,049	2,228	2,240
Expected return on plan assets	(23,905)	(28,356)	(2,599)	(2,843)
Amortization of prior service cost	267	267	(24)	508
Amortization of transition amount	—	—	509	(23)
Recognized net actuarial loss	6,101	7,563	968	1,065
Total net periodic benefit cost	$8,175	$9,148	$2,631	$2,732

The Company made cash contributions of $100 million to the Pension Plan in the first quarter of 2006. During 2006, the Company plans to make $19 million in contributions to the Health Plan for postretirement benefits.

Note 11—Management Stock Plans

The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 20.0 million and 6.6 million shares, respectively, of the Company’s common stock authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards.

The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the Stock Plans may not be less than the fair market value on the date the option is granted. Starting in the first quarter of 2006, the value of options is amortized to compensation expense over the vesting period during which the employees are required to provide service. Unvested restricted stock issued under the Stock Plans is shown as a reduction to retained earnings at the time of the grant. The value of the restricted shares at the date of grant is amortized to compensation expense over its vesting period with a corresponding credit adjustment to retained earnings. All cancelled or forfeited options and restricted stock become available for future grants.

Under the 2000 Stock Plan, the Company granted options to various key employees, including policy-making officers, and to non-employee directors for selected years. Under both Stock Plans, options granted

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Management Stock Plans (Continued)

to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. The options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions or terminates employment under certain conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and are fully vested and exercisable on the grant date under the 2000 Stock Plan.

Stock Options

The following is a summary of stock option transactions under the Stock Plans for the quarter ended March 31, 2006.

	For the Three Months Ended March 31, 2006
	Number of	Weighted-Average
	Shares	Exercise Price
Options outstanding, beginning of the period	8,696,589	$45.26
Granted	4,500	69.18
Exercised	(360,035)	38.97
Forfeited	(5,319)	56.15
Options outstanding, end of the period	8,335,735	$45.54
Options exercisable, end of the period	5,041,077	$40.51

The following table summarizes information about stock options outstanding and stock options exercisable.

	As of March 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding	8,335,735	$45.54	6.16	$193,437
Options exercisable	5,041,077	40.51	5.57	142,139

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Management Stock Plans (Continued)

The following is a summary of the Company’s unvested stock options under the Stock Plans.

	For the Three Months Ended March 31, 2006
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning of the period	3,346,716	$14.69
Granted	4,500	11.85
Vested	(51,289)	14.69
Forfeited	(5,269)	14.90
Unvested awards, end of the period	3,294,658	$14.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model uses tranches based on expected terms that resulted in ranges of input assumptions, such ranges are disclosed below. Expected volatilities are based on historical data and implied volatilities from traded options on the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

	For the Three Months Ended March 31,
	2005	2006
Weighted-average fair value—per share	$13.38	$11.85
Risk-free interest rates (a range for 1 to 7 year tenors)	3.41 - 4.33%	4.27 - 4.32%
Expected volatility	27.00%	16.57 - 22.88%
Expected term (in years)	4.4	3.4 - 5.4
Expected dividend yield	2.72%	2.72%

As of March 31, 2006, the total unrecognized compensation cost related to unvested stock option awards was $19.7 million and the weighted-average period over which it is expected to be recognized is 0.8 year.

For the three months ended March 31, 2006, the amount of cash received on exercise of options was $14.0 million and the corresponding tax benefit realized was $3.9 million.

Restricted Stock

In general, restricted shares are granted under the 2000 Stock Plan to key employees, and in 2005, to non-employee directors. The awards of restricted stock vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions. The awards of restricted stock granted to existing non-employee directors in 2005 will vest in

UnionBanCal Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Management Stock Plans (Continued)

full in July 2006. The award granted to a newly elected director in 2005 will vest as to two-thirds of the shares in November 2006 and the remaining portion will vest in two equal installments in November 2007 and 2008, respectively. Restricted stockholders have the right to vote their restricted shares and receive dividends.

The Company did not grant any restricted stock during the first quarter of 2005. During the first quarter of 2006, the Company granted 4,100 shares of restricted stock with weighted average grant date fair values of $69.18. There were no restricted stock forfeitures in the first quarter of 2005 and 1,175 restricted stock forfeitures in the first quarter of 2006.

As of March 31, 2006, the total unrecognized compensation cost related to unvested restricted stock awards was $15.1 million and the weighted-average period over which it is expected to be recognized is 1.2 years.

At March 31, 2005 and March 31, 2006, a total of 2,945,680 shares and 5,443,873 shares, respectively, were available for future grants as either stock options or restricted stock under the 2000 Stock Plan. The remaining shares under the 1997 Stock Plan are not available for future grants.

Note 12—Subsequent Events

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock. The dividend will be paid on July 7, 2006 to stockholders of record as of June 2, 2006.

On April 26, 2006, the Company’s Board of Directors authorized the repurchase of an additional $500 million of the Company’s common stock. When combined with the $21 million remaining on its previous repurchase authorizations, the Company had $521 million available to repurchase at that date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some factors that may cause results to differ.

You should read the following discussion and analysis of our condensed consolidated financial condition and results of our operations for the period ended March 31, 2006 in this Quarterly Report on Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Averages, as presented in the following tables, are substantially all based upon daily average balances.

Introduction

We are a California-based, commercial bank holding company and have as our major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). We had consolidated assets of $48.8 billion at March 31, 2006. At March 31, 2006, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 63 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2006 results and that could impact our future results. We ask that you carefully read the rest of this document for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

Our average loans grew by 15 percent in first quarter 2006 compared to the first quarter 2005 and by 2 percent over the fourth quarter 2005. This growth has been concentrated in our commercial and residential mortgage lending areas, although we expect that the growth rate in residential mortgage loans will slow if interest rates continue to rise.

Although our deposit base continues to be strong, our average noninterest bearing deposits did decline in first quarter 2006 compared to the first quarter of 2005. At 45 percent of average total deposits, our average noninterest bearing deposits continue to provide us with an advantage in our primary markets.

Overall credit quality remained strong during the first quarter 2006. Our nonperforming assets totaled $42 million at March 31, 2006 compared to $62 million at December 31, 2005 and $101 million at March 31, 2005. While such low levels of nonperforming assets are not sustainable, we believe that our responsible lending and monitoring practices will help us maintain high credit quality in our loan portfolios.

During the first quarter 2006, we reversed $10 million of our provision for credit losses ($7 million reversal related to loans and a $3 million reversal of allowance for losses on off-balance sheet commitments) compared with a reversal of $9 million in the first quarter 2005. We expect that we will need to provide for credit losses during 2006 as a result of our anticipated loan growth.

In the first quarter 2006, our net interest income was $466 million compared to $437 million in the first quarter 2005, as we benefited from strong loan growth and higher interest rates.

Noninterest income grew 6 percent in the first quarter 2006 compared with the first quarter 2005 primarily from higher service charges on deposit accounts and trust and investment management fees.

In the first quarter 2006, our noninterest expense grew to $415 million compared to $393 million in the first quarter 2005. Most of this increase was related to salaries and employee benefits, of which $10 million related to our adoption of the new share-based compensation accounting rules and higher costs for restricted stock awards.

Our effective tax rate increased to 34 percent in the first quarter 2006 from 31 percent during the first quarter 2005. This increase was due to a reduction in reserves in the first quarter 2005 of $10 million for estimated amounts owed to the Internal Revenue Service (IRS) with respect to certain leveraged lease transactions.

In the first quarter 2006, we returned a significant amount of capital to our stockholders in the form of dividends and common stock repurchases. In addition, on April 26, 2006, we announced an increase of 15 percent in our quarterly dividend effective with our next dividend payment on July 7, 2006 and a $500 million increase to the buyback program.

As previously disclosed, we sold our international correspondent banking business in October 2005. We continue to operate this business during a transition period, which we expect will continue well into the second quarter 2006. We expect no material impact on our future earnings per share as a result of this sale. This transaction has been accounted for as a discontinued operation; therefore, all subsequent discussion of our results is focused on continuing operations unless otherwise stated.

Discontinued Operations

During the third quarter 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consisted of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. We continue to operate this business over a transition period which we expect will continue well into second quarter 2006.

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities from discontinued operations, see Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Included in our net income are the net results of our discontinued operations. For the three months ended March 31, 2005 and 2006, income from discontinued operations included the following:

	For the three months ended March 31,
(Dollars in thousands)	2005	2006
Net interest income	$5,137	$1,725
Provision for loan losses	4,119	—
Noninterest income	17,136	5,811
Noninterest expense	14,515	21,139
Income (loss) from discontinued operations before income taxes	3,639	(13,603)
Income tax expense (benefit)	1,413	(5,093)
Income (loss) from discontinued operations	$2,226	$(8,510)

For the three months ended March 31, 2005 and March 31, 2006, net interest income included the allocation of interest expense from continuing operations of approximately $2.5 million and $0.6 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period. Included in noninterest expense were compliance related expenses of $2.6 million and $4.8 million for the three months ended March 31, 2005 and 2006, respectively.

The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Policies

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally swaps and option contracts indexed to energy commodities, interest rates or foreign currencies, although we could enter into other types of derivative contracts. We value these contracts at fair value, using either readily available, market quoted prices or information that can be extrapolated to approximate a market price. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Our most significant estimates are approved by our Chief Executive Officer Forum (CEO Forum), which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2005 Annual Report on Form 10-K filed with the SEC.

Financial Performance

Summary of Financial Performance

			Increase (Decrease)
	For the Three Months Ended March 31,		2006 versus 2005
(Dollars in thousands)	2005	2006	Amount	Percent
Results of Operations
Net Interest Income(1)	$435,662	$465,093	$29,431	6.8%
Noninterest Income
Service charges on deposit accounts	79,267	81,635	2,368	3.0
Trust and investment management fees	41,963	50,115	8,152	19.4
Insurance commissions	22,017	19,518	(2,499)	(11.4)
Merchant banking fees	6,266	8,229	1,963	31.3
Gain on private capital investments, net	7,935	2,827	(5,108)	(64.4)
Other noninterest income	48,177	55,586	7,409	15.4
Total noninterest income	205,625	217,910	12,285	6.0
Total revenue	641,287	683,003	41,716	6.5
Reversal of provision for loan losses	(12,119)	(7,000)	5,119	(42.2)
Noninterest Expense
Salaries and employee benefits	231,758	252,495	20,737	8.9
Outside services	21,247	28,609	7,362	34.6
Professional services	11,741	14,547	2,806	23.9
Advertising and public relations	7,640	10,231	2,591	33.9
Foreclosed asset expense (income)	406	(7,367)	(7,773)	nm
(Reversal of) provision for losses on off-balance sheet commitments	3,000	(3,000)	(6,000)	nm
Other noninterest expense	117,160	119,029	1,869	1.6
Total noninterest expense	392,952	414,544	21,592	5.5
Income from continuing operations before income taxes	260,454	275,459	15,005	5.8
Income tax expenses	80,703	94,004	13,301	16.5
Income from Continuing Operations	179,751	181,455	1,704	0.9
Income (loss) from discontinued operations before income taxes	3,639	(13,603)	(17,242)	nm
Income tax expenses (benefit)	1,413	(5,093)	(6,506)	nm
Income (Loss) from Discontinued Operations	2,226	(8,510)	(10,736)	nm
Net Income	$181,977	$172,945	$(9,032)	(5.0)%

(1)                Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

The primary contributors to our financial performance for the first quarter of 2006 compared to the first quarter of 2005 are presented below.

•       The reversal of our allowance for loan losses in the first quarter of 2006 is primarily due to further improvement in credit quality. Credit quality continued to improve in our commercial loan portfolio evidenced by reductions in nonperforming assets. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be at its peak. (See our discussion under “Allowances for Credit Losses.”)

•       Our net interest income was favorably influenced by higher earning asset volumes (including higher volume for commercial loans, residential mortgages and construction loans) and higher average yields on our earning assets. Offsetting these positive influences to our net interest margin were higher rates on interest bearing liabilities, lower hedge income and lower noninterest bearing deposits (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits increased primarily due to higher overdraft fees related to a change in our overdraft and nonsufficient funds fee structure, partly offset by lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances;

—              Trust and investment management fees were higher primarily due to continued strong sales and organic growth and a one-time $3.8 million increase in trust fees resulting from a refinement in accrual methodology. Managed assets increased by approximately 4 percent and non-managed assets increased by approximately 5 percent from March 31, 2005 to March 31, 2006. Total assets under administration increased by approximately 5 percent, to $216.8 billion, for the same period;

—              Merchant banking fees increased due to a higher volume of syndication transactions than in the prior year quarter; partly offset by

—              Lower insurance commissions mainly attributable to lower contingent commission payments due to a revised state fund program and to higher loss ratios experienced by insurance companies;

—              Lower net gains on the sales and capital distributions on private capital investments compared to the prior year; and

—              Higher other income included:

•       higher gains on the sale of assets and higher trading gains of $5.0 million.

Our higher noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       higher performance-related incentive expense from the amortization of stock options in the first quarter of 2006 and the increased amortization of restricted stock in the first quarter of 2006 as a result of a higher level of grants;

•       annual merit increases; and

•       higher employee benefits expense mainly due to the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 5.75 percent at December 31, 2004 to 5.50 percent at December 31, 2005) and higher health insurance expense;

—              Outside services expense increased mainly as a result of higher vendor billings stemming from a higher earnings credit rate in the first quarter of 2006 primarily related to title and escrow deposit balances;

—              Professional services expense increased mainly due to consulting costs related to compliance related expenses;

—              Higher marketing cost in the current quarter; partly offset by

—              Foreclosed asset income in the first quarter of 2006, which was higher due to a gain on the sale of a foreclosed property; and

—              Provision for losses on off-balance sheet commitments, which declined by $6.0 million compared to the first quarter of 2005 as a result of improvements in the credit quality of our borrowers.

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	March 31, 2005			March 31, 2006					Interest
		Interest	Average		Interest	Average	Average		Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense (1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)	$ 29,714,206	$ 405,124	5.51%	$ 34,052,067	$ 512,988	6.09%	$ 4,337,861	14.6%	$ 107,864	26.6%
Securities—taxable	11,117,365	99,939	3.60	8,233,854	96,053	4.67	(2,883,511)	(25.9)	(3,886)	(3.9)
Securities—tax-exempt	67,144	1,325	7.89	65,204	1,298	7.96	(1,940)	(2.9)	(27)	(2.0)
Interest bearing deposits in banks	160,782	733	1.85	59,847	736	4.99	(100,935)	(62.8)	3	0.4
Federal funds sold and securities purchased under resale agreements	377,291	2,373	2.55	345,342	3,845	4.52	(31,949)	(8.5)	1,472	62.0
Trading account assets	231,043	908	1.59	328,035	1,530	1.89	96,992	42.0	622	68.5
Total earning assets	41,667,831	510,402	4.94	43,084,349	616,450	5.77	1,416,518	3.4	106,048	20.8
Allowance for loan losses	(403,435)			(348,626)			54,809	(13.6)
Cash and due from banks	2,182,658			2,119,926			(62,732)	(2.9)
Premises and equipment, net	524,339			527,001			2,662	0.5
Other assets	2,341,660			2,633,993			292,333	12.5
Total assets	$ 46,313,053			$ 48,016,643			$ 1,703,590	3.7%
Liabilities
Deposits:
Interest bearing	$ 12,232,585	25,416	0.84	$ 13,261,888	62,358	1.91	$ 1,029,303	8.4%	$ 36,942	145.3
Savings and consumer time	4,778,029	13,045	1.11	4,467,627	18,487	1.68	(310,402)	(6.5)	5,442	41.7
Large time	3,021,684	17,367	2.33	3,608,597	34,464	3.87	586,913	19.4	17,097	98.4
Total interest bearing deposits	20,032,298	55,828	1.13	21,338,112	115,309	2.19	1,305,814	6.5	59,481	106.5
Federal funds purchased and securities sold under repurchase agreements	1,279,862	7,455	2.36	874,055	9,410	4.37	(405,807)	(31.7)	1,955	26.2
Net funding allocated from (to) discontinued operations(4)	(422,117)	(2,457)	2.36	(57,088)	(608)	4.32
Commercial paper	865,460	4,560	2.14	1,242,465	12,448	4.06	377,005	43.6	7,888	173.0
Other borrowed funds	180,519	1,529	3.44	268,262	2,915	4.41	87,743	48.6	1,386	90.6
Medium and long-term debt	808,846	6,532	3.27	800,014	10,397	5.27	(8,832)	(1.1)	3,865	59.2
Trust notes	15,733	238	6.06	15,280	238	6.24	(453)	(2.9)	—	—
Total borrowed funds	2,728,303	17,857	2.65	3,142,988	34,800	4.49	414,685	15.2	16,943	94.9
Total interest bearing liabilities	22,760,601	73,685	1.31	24,481,100	150,109	2.49	1,720,499	7.6	76,424	103.7
Noninterest bearing deposits	18,167,420			17,517,921			(649,499)	(3.6)
Other liabilities	1,176,382			1,478,943			302,561	25.7
Total liabilities	42,104,403			43,477,964			1,373,561	3.3
Stockholders’ Equity
Common equity	4,208,650			4,538,679			330,029	7.8
Total stockholders’ equity	4,208,650			4,538,679			330,029	7.8
Total liabilities and stockholders’ equity	$ 46,313,053			$ 48,016,643			$ 1,703,590	3.7%
Reported Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		436,717	4.22%		466,341	4.36%			29,624	6.8
Less: taxable-equivalent adjustment		1,055			1,248				193	18.3
Net interest income		$ 435,662			$ 465,093				$ 29,431	6.8%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	March 31, 2005	March 31, 2006
Assets	$ 1,964,673	$ 618,653
Liabilities	$ 1,542,556	$ 561,565
Net assets	$ 422,117	$ 57,088

(1)                   Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)                   Annualized.

(3)                   Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)                   In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect discontinued operations. Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earning) on funds allocated from (to) discontinued operations is calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period’s fed funds purchased rate.

Net interest income in the first quarter 2006, on a taxable-equivalent basis, increased 7 percent, from the first quarter 2005. Our results were primarily due to the following:

•       Average earning assets increased $1.4 billion, or 3 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $2.0 billion increase in average commercial loans and a $1.6 billion increase in average residential mortgages, while average securities declined by $2.9 billion as a result of sales of approximately $1.5 billion and maturities offset by purchases of $1.0 billion between December 2005 and February 2006;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 83 basis points, despite being negatively impacted by lower hedge income, which decreased by $13.9 million;

•       Average noninterest bearing deposits decreased $649 million, or 4 percent, including a decrease of $381 million, or 14 percent, in average title and escrow deposits due to lower residential real estate activity. Average business demand deposits, excluding title and escrow, declined $305 million, or 3 percent, primarily due to disintermediation resulting from rising short-term interest rates. Consumer deposits increased $37 million, or 1 percent. Average noninterest bearing deposits represented 45 percent of average total deposits in first quarter 2006.

•       In the first quarter 2006, the annualized average all-in cost of funds, which included lower hedge income of $2.5 million, was 1.45 percent, reflecting our average deposit-to-loan ratio of 114 percent and the proportion of noninterest bearing deposits to total deposits.

As a result of these changes, our net interest margin increased by 14 basis points.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For 2006, these derivative positions are expected to provide less net interest income than in 2005, as positions mature and, to a lesser extent, as interest rates rise. However, as we expected, the declines in hedge income have been offset by increased yields on the underlying variable rate loans. For the quarters ended March 31, 2005 and 2006, we had hedge income of $9.5 million and hedge expense of $6.9 million, respectively.

Noninterest Income

	For the Three Months Ended
	March 31,	March 31,	Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent
Service charges on deposit accounts	$ 79,267	$ 81,635	$ 2,368	3.0%
Trust and investment management fees	41,963	50,115	8,152	19.4
Insurance commissions	22,017	19,518	(2,499)	(11.4)
Merchant banking fees	6,266	8,229	1,963	31.3
Foreign exchange gains, net	8,170	7,818	(352)	(4.3)
Brokerage commissions and fees	8,972	7,795	(1,177)	(13.1)
Card processing fees, net	5,607	6,697	1,090	19.4
Securities gains (losses), net	344	(214)	(558)	nm
Gain on private capital investments, net	7,935	2,827	(5,108)	(64.4)
Other	25,084	33,490	8,406	33.5
Total noninterest income	$ 205,625	$ 217,910	$ 12,285	6.0%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended
	March 31,	March 31,	Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent
Salaries and other compensation	$178,957	$194,259	$15,302	8.6%
Employee benefits	52,801	58,236	5,435	10.3
Salaries and employee benefits	231,758	252,495	20,737	8.9
Net occupancy	32,362	32,837	475	1.5
Outside services	21,247	28,609	7,362	34.6
Equipment	17,403	17,922	519	3.0
Software	13,975	16,344	2,369	17.0
Professional services	11,741	14,547	2,806	23.9
Communications	10,380	10,552	172	1.7
Advertising and public relations	7,640	10,231	2,591	33.9
Data processing	8,870	7,398	(1,472)	(16.6)
Intangible asset amortization	4,985	3,430	(1,555)	(31.2)
Foreclosed asset expense (income)	406	(7,367)	(7,773)	nm
(Reversal of) provision for losses on off-balance sheet commitments	3,000	(3,000)	(6,000)	nm
Other	29,185	30,546	1,361	4.7
Total noninterest expense	$392,952	$414,544	$21,592	5.5%

nm = not meaningful

Income Tax Expense

Income tax expense on continuing operations in the first quarter 2006 resulted in a 34 percent effective income tax rate compared with an effective tax rate of 31 percent for the first quarter 2005. In the first quarter 2005 we recognized a reduction in reserves of $10.0 million for estimated amounts owed to the Internal Revenue Service with respect to certain leveraged leasing transactions.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Loans

The following table shows loans outstanding by loan type.

				Increase (Decrease)
				March 31, 2006 From:
	March 31,	December 31,	March 31,	March 31, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Domestic:
Commercial, financial and industrial	$9,998,843	$11,450,955	$11,666,818	$1,667,975	16.7%	$215,863	1.9%
Construction	1,189,273	1,447,292	1,598,162	408,889	34.4	150,870	10.4
Mortgage:
Residential	10,121,033	11,380,728	11,570,355	1,449,322	14.3	189,627	1.7
Commercial	5,448,741	5,682,624	5,647,089	198,348	3.6	(35,535)	(0.6)
Total mortgage	15,569,774	17,063,352	17,217,444	1,647,670	10.6	154,092	0.9
Consumer:
Installment	777,986	891,062	947,881	169,895	21.8	56,819	6.4
Revolving lines of credit	1,612,037	1,610,680	1,532,671	(79,366)	(4.9)	(78,009)	(4.8)
Total consumer	2,390,023	2,501,742	2,480,552	90,529	3.8	(21,190)	(0.8)
Lease financing	596,331	579,593	563,491	(32,840)	(5.5)	(16,102)	(2.8)
Total loans held to maturity	29,744,244	33,042,934	33,526,467	3,782,223	12.7	483,533	1.5
Total loans held for sale	34,217	52,661	2,401	(31,816)	(93.0)	(50,260)	(95.4)
Total loans	$29,778,461	$33,095,595	$33,528,868	$3,750,407	12.6%	$433,273	1.3%

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

Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. Presently, we are active in, among other sectors, the oil and gas, communications, entertainment, retailing, power and utilities and financial services industries.

The commercial, financial and industrial loan portfolio increased in the first quarter 2006 from the first quarter 2005 mainly due to increased loan demand primarily in the California middle market and specialty segments, which reflected the improving economy in those markets.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase in the first quarter 2006 from the first quarter 2005 was mainly due to demand for apartment, condominium, shopping center and Real Estate Investment Trust financing. Additionally, improvement in commercial income property markets also accounted for some related growth in development and construction loans.

The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages between the first quarter of 2006 and the first quarter of 2005 was mainly due to general improvements in commercial income property markets, which resulted in increased financings and refinancings.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At March 31, 2006, 60 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 65 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

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

Lease Financing

We primarily offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $549 million, which are net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2005, for any country where such outstandings exceeded 1 percent of total assets. For the periods ending December 31, 2005 and March 31, 2006 we did not meet the 1 percent threshold for disclosure. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
March 31, 2005
Korea	$679	$—	$6	$685

Provision for Loan Losses

We recorded a reversal of the allowance for loan losses of $7 million in the first quarter of 2006, compared with a reversal of the allowance for loan losses of $12 million in the first quarter of 2005. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below. There was a recovery for losses related to the change in the allowance for losses on off-balance sheet commitments in the first quarter 2006 of $3 million compared to a provision for losses on off-balance sheet commitments in the first quarter 2005 of $3 million.

Allowances for Credit Losses

Allowance Policy and Methodology

We maintain allowances for credit losses (defined as both the allowance for loan and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K, which was filed with the SEC.

Comparison of the Total Allowances and Related Provision for Credit Losses from December 31, 2005

At March 31, 2006, our total allowances for credit losses was $423 million, which consisted of $340 million related to loans and $83 million related to off-balance sheet commitments. The allowances for credit losses consisted of $360 million and $63 million of allocated and unallocated allowance, respectively. At March 31, 2006, our allowances for credit loss coverage ratios were 1.26 percent of total loans and 1,003 percent of total nonaccrual loans. At December 31, 2005, our total allowances for credit losses was $438 million, or 1.32 percent of the total loan portfolio and 744 percent of total nonaccrual loans.

In addition, the allowances incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At March 31, 2006, total impaired loans were $27 million, and the associated impairment allowance was $9 million, compared with $59 million and $13 million, respectively, at December 31, 2005.

At March 31, 2006 and December 31, 2005, the allowance for losses related to off-balance sheet commitments included within our total allowances for credit losses, was $83 million and $86 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

We recorded a reversal of our allowance for loan losses of $7 million in the first quarter 2006, as a result of management’s assessment of factors, including improvements in the quality of our loan portfolio, growth in the U.S. economy and improving conditions in domestic markets in which we operate, offset by the growth in the loan portfolio.

During the first quarter of 2006, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

Changes in the Allocated (Formula and Specific) Allowance

At March 31, 2006, the formula allowance decreased to $348 million, compared to $356 million at December 31, 2005. The net decrease was due primarily to the impact of a decrease in criticized loans offset by growth in the commercial loan portfolio.

At March 31, 2006, the specific allowance decreased to $12 million, compared to $17 million at December 31, 2005. This decrease is primarily reflective of lower nonaccrual loans and leases.

Changes in the Unallocated Allowance

At March 31, 2006, the unallocated allowance decreased modestly to $63 million from $65 million at December 31, 2005, reflecting management’s belief that maintaining the unallocated allowance near our December 31, 2005 assessment is appropriate based on continuing uncertainty associated with our principal portfolio segments as we approach a turning point in credit quality trends. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

In our assessment as of March 31, 2006, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

•       With respect to fuel prices, we considered the ability of borrowers to absorb higher oil prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy, which could be in a range of $6 million to $29 million.

•       With respect to commercial real estate, we considered an improvement in the commercial real estate sector, partly offset by weakness in the residential construction market, which could be in the range of $8 million to $18 million.

•       With respect to concentrated sales, which include suppliers of “big box” stores like Costco, Wal-Mart, Home Depot, Lowe’s and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $5 million to $9 million.

•       With respect to contractors, we considered the decline in new home sales and the impact of higher commodity prices on contractor margins, which could be in the range of $4 million to $6 million.

•       With respect to leasing, we considered the uncertain state of the airline industry, as well as improving positions in our utilities portfolio, which could be in the range of $3 million to $6 million.

Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses:

	For the Three Months
	Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent
Balance, beginning of period	$399,156	$351,532	$(47,624)	(11.9)%
Loans charged off:
Commercial, financial and industrial	3,337	10,744	7,407	nm
Construction	118	—	(118)	(100.0)
Mortgage	1,296	—	(1,296)	(100.0)
Consumer	1,083	918	(165)	(15.2)
Lease financing	131	19	(112)	(85.5)
Total loans charged off	5,965	11,681	5,716	95.8
Recoveries of loans previously charged off:
Commercial, financial and industrial	19,600	1,909	(17,691)	(90.3)
Mortgage	23	2	(21)	(91.3)
Consumer	590	440	(150)	(25.4)
Lease financing	17	4,228	4,211	nm
Total recoveries of loans previously charged off	20,230	6,579	(13,651)	(67.5)
Net loans charged off (recovered)	(14,265)	5,102	19,367	nm
Reversal of allowance for loan losses	(12,119)	(7,000)	5,119	(42.2)
Foreign translation adjustment and other net additions (deductions)	(27)	13	40	nm
Ending balance of allowance for loan losses	$401,275	$339,443	$(61,832)	(15.4)
Allowance for losses on off-balance sheet commitments	85,374	83,374	(2,000)	(2.3)
Allowances for credit losses	$486,649	$422,817	$(63,832)	(13.1)%
Allowances for credit losses to total loans	1.63%	1.26%
Reversal of allowance for loan losses to net loans charged off (recovered)	nm	nm
Net loans charged off (recovered) to average loans outstanding for the period(1)	(0.19)	0.06

(1)                Annualized.

nm = not meaningful

Total loans charged off in the first quarter 2006 increased from the first quarter 2005, primarily due to the charge-off of four commercial loans, each in excess of $1 million. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provision for credit losses. In addition, first quarter 2006 recoveries of loans previously charged off decreased from the first quarter of 2005 primarily a result of the higher levels of loans charged-off in periods prior to March 31, 2005. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease)
				March 31, 2006 From:
	March 31,	December 31,	March 31,	March 31, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$30,089	$50,073	$18,691	$(11,398)	(37.9)%	$(31,382)	(62.7)%
Construction	1,425	—	—	(1,425)	(100.0)	—	nm
Commercial mortgage	9,587	8,819	8,257	(1,330)	(13.9)	(562)	(6.4)
Lease financing	54,893	—	15,187	(39,706)	(72.3)	15,187	nm
Total nonaccrual loans	95,994	58,892	42,135	(53,859)	(56.1)	(16,757)	(28.5)
Foreclosed assets	5,232	2,753	257	(4,975)	(95.1)	(2,496)	(90.7)
Total nonperforming assets	$101,226	$61,645	$42,392	$(58,834)	(58.1)	$(19,253)	(31.2)
Allowances for credit losses(1)	$486,649	$437,907	$422,817	$(63,832)	(13.1)%	$(15,090)	(3.4)%
Nonaccrual loans to total loans	0.32%	0.18%	0.13%
Allowances for credit losses to nonaccrual loans	506.96	743.58	1,003.48
Nonperforming assets to total loans and foreclosed assets	0.34	0.19	0.13
Nonperforming assets to total assets	0.20	0.12	0.09

(1)                   Includes allowance for losses related to off-balance sheet commitments.

nm = not meaningful

At March 31, 2006, our nonperforming assets included approximately $5 million in acquired syndicated loans. The decrease in nonaccrual commercial, financial, and industrial financings were primarily due to pay-downs, note sales, and charge-offs. The increase in nonaccrual lease financings was primarily due to leases in the utilities sector. During the first quarter 2006, we sold approximately $18 million of nonperforming loans compared to $35 million in the first quarter 2005. Losses and recoveries that result when the sale decision is made are reflected in our net charge-offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease)
				March 31, 2006 From:
	March 31,	December 31,	March 31,	March 31, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$271	$187	$412	$141	52.0%	$225	120.3%
Construction	629	677	—	(629)	(100.0)	(677)	(100.0)
Mortgage:
Residential	1,580	2,784	2,968	1,388	87.8	184	6.6
Commercial	878	499	1,007	129	14.7	508	101.8
Total mortgage	2,458	3,283	3,975	1,517	61.7	692	21.1
Consumer and other	616	819	812	196	31.8	(7)	(0.9)
Total loans 90 days or more past due and still accruing	$3,974	$4,966	$5,199	$1,225	30.8%	$233	4.7%

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk exists primarily in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of market risk management is to mitigate an undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time and capital stability.

The Board of Directors, through its Finance and Capital Committee, approves our ALM Policy, which governs the management of market risk and liquidity. In the administration of market risk management, the CEO Forum provides broad and strategic guidance and, as appropriate, specific direction to the Asset & Liability Management Committee (ALCO) whose voting members are comprised of senior executives. ALCO is responsible for ongoing management of interest rate and price risks as well as liquidity risk, including formulation of risk management strategies, in accordance with the CEO Forum’s directives. The Treasurer is primarily responsible for the implementation of risk management strategies approved by the CEO Forum or ALCO and for operating management of market risk through the funding, investment, and derivatives hedging activities of Corporate Treasury. The Manager of the Global Markets Division is responsible for operating management of price risk through the trading activities conducted in that division.

The Market Risk Monitoring unit is responsible for the monitoring of market risk. Market Risk Monitoring functions independently of all operating and management units.

We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

Interest Rate Risk Management (Other Than Trading)

During the first quarter of 2006, our asset sensitivity decreased as a result of several factors. Firstly, we added new floor hedges to reduce our downside asset-sensitivity (see our discussion of “ALM Derivatives” below). Additionally, changes in our balance sheet composition and refinements we made to our deposit-pricing model to reflect the increasing responsiveness of non-maturity deposit rates to market rates in recent months have also contributed to a reduction in our asset sensitivity.

At March 31, 2006, Economic NII showed modest asset-sensitivity to parallel rate shifts. A +200 basis point parallel shift would raise 12-month Economic NII by 1.01 percent, while a similar downward shift would reduce it by 1.21 percent. This compares with an estimated 1.93 percent and negative 2.58 percent, respectively, at March 31, 2005. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful.

Economic NII adjusts our reported NII for the effect of certain non-interest, DDA-related, fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

Economic NII

(Dollars in millions)	March 31, 2005	December 31, 2005	March 31, 2006
+200 basis points	$36.4	$18.9	$20.4
as a percentage of basc case NII	1.93%	0.93%	1.01%
-200 basis points	$(48.6)	$(40.2)	$(24.5)
as a percentage of basc case NII	2.58%	1.97%	1.21%

The figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this approach provides the best representation of our risk profiles. In the case of non-parallel yield curve changes, our Economic NII is relatively neutral to short rates changes (with long rates held constant) and modestly asset-sensitive to changes in long-term rates (with short-term rates held constant).

ALM Activities

In general, our unhedged, core balance sheet is relatively asset sensitive, meaning that our loans generally re-price more quickly than our core deposits. In managing the interest sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our risk profile. During the first quarter of 2006, we completed our ALM portfolio rebalancing strategy as described below while continuing to allow maturing ALM securities runoff to help support loan growth. New derivative hedges were also added during the quarter as described below, to help reduce our asset sensitivity.

ALM Investments

At March 31, 2005 and 2006, our securities available for sale portfolio included $10.0 billion and $6.6 billion, respectively, of securities for ALM purposes. During the first quarter of 2006, we purchased approximately $646 million of AAA-rated Non-Agency mortgage-backed securities to complete our portfolio rebalancing strategy, initiated in the fourth quarter of 2005, to diversify our Agency concentration risk. The composition of the portfolio is expected to remain relatively stable for the remainder of 2006. Also, approximately $380 million of ALM securities matured or were called during the quarter. The estimated ALM portfolio effective duration was 2.3 at March 31, 2006, compared to 2.2 at March 31, 2005.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.3 suggests an expected price change of approximately minus 2.3 percent for an immediate one percent increase in interest rates.

ALM Derivatives

During the first quarter 2006, we purchased $1 billion notional amount of LIBOR floors in order to moderate the downside asset-sensitivity of our overall risk position while retaining the upside sensitivity should rates rise further. During the first quarter of 2006, we also allowed $1.8 billion of caps and cap corridors, which hedged our CD portfolios to mature. The net effect of the purchases and maturities was a reduction in our ALM derivatives portfolio of approximately $750 million. The fair value of the ALM derivative contracts have declined throughout the year as several “in-the-money” contracts have matured and as the value of our remaining receive fixed and floor positions have declined with rising interest rates.

For additional discussion of derivative instruments and our hedging strategies, see Note 8 to our Condensed Consolidated Financial Statements included in this report and Note 19 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of March 31, 2005, December 31, 2005, and March 31, 2006 and the change in fair value between December 31, 2005 and March 31, 2006.

				Increase / (Decrease)
	March 31,	December 31,	March 31,	From December 31, 2005
(Dollars in thousands)	2005	2005	2006	to March 31, 2006
Total gross notional amount of positions held for purposes other than trading:	$8,680,000	$7,550,000	$6,800,000	$(750,000)
Of which, interest rate swaps pay fixed rates of interest:	—	—	—	—
Fair value of positions held for purposes other than trading:
Gross positive fair value	20,040	5,721	13,370	7,649
Gross negative fair value	43,305	55,943	69,746	13,803
Fair value of position	$(23,265)	$(50,222)	$(56,376)	$(6,154)

Trading Activities

Effective January 1, 2005, the Securities Trading and Institutional Sales department, which serves the fixed-income needs of our institutional clients, was combined with the retail brokerage operations of our broker/dealer subsidiary, UnionBanc Investment Services LLC. The great majority of our securities trading income comes from customer-related transactions. UnionBanc Investment Services LLC’s trading risk is monitored and controlled using the existing Value-at-Risk methodology.

We began marketing energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in late 2004, in order to meet their hedging needs. Volume increased from $1.1 billion in notional amount of contracts outstanding as of December 31, 2005 to $1.5 billion as of March 31, 2006. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income produced from the credit spread earned.

For information about the market risk in our trading activities, please see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity Risk

Liquidity risk is the undue risk to the Bank’s earnings and capital, which would result from the Bank’s inability to meet its obligations as they come due without incurring unacceptable costs. Liquidity risk management is governed by the ALM Policy, which is approved by the Finance and Capital Committee of the Board. ALCO conducts monthly ongoing reviews of our liquidity situation and provides regular updates to our CEO Forum who approve our Liquidity Contingency Plan. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. Our liquidity management is implemented through our three primary sources of liquidity: core deposits, drawing upon the strengths of our extensive retail and commercial core deposit franchise; asset liquidation, including selling securities under repurchase agreements; and wholesale funding, which includes funds raised from interbank and other sources, both domestic and offshore.

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders’ equity, funded over 83 percent of average total assets of approximately $48 billion in the first quarter of 2006. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At March 31, 2006, we could have sold or transferred under repurchase agreements approximately $4 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged $733 million in the first quarter of 2006. Additional liquidity may be provided through loan maturities and sales.

Regulatory Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios. The tables include assets of discontinued operations.

UnionBanCal Corporation

				Minimum
	March 31,	December 31,	March 31,	Regulatory
(Dollars in thousands)	2005	2005	2006	Requirement
Capital Components
Tier 1 capital	$3,728,822	$4,178,160	$4,243,053
Tier 2 capital	968,292	876,713	862,051
Total risk-based capital	$4,697,114	$5,054,873	$5,105,104
Risk-weighted assets	$41,167,052	$45,540,448	$46,657,433
Quarterly average assets	$47,892,405	$49,789,877	$48,200,458

	Amount	Ratio	Amount	Ratio	Amount	Ratio		Amount	Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$4,697,114	11.41%	$5,054,873	11.10%	$5,105,104	10.94	% ≥	$3,732,595	8.0%
Tier 1 capital (to risk-weighted assets)	3,728,822	9.06	4,178,160	9.17	4,243,053	9.09	≥	1,866,297	4.0
Leverage(1)	3,728,822	7.79	4,178,160	8.39	4,243,053	8.80	≥	1,928,018	4.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

				Minimum	“Well-Capitalized”
	March 31,	December 31	March 31,	Regulatory	Regulatory
(Dollars in thousands)	2005	2005	2006	Requirement	Requirement
Capital Components
Tier 1 capital	$3,719,837	$4,315,471	$4,377,832
Tier 2 capital	492,259	433,353	426,955
Total risk-based capital	$4,212,096	$4,748,824	$4,804,787
Risk-weighted assets	$40,563,339	$44,851,154	$45,943,246
Quarterly average assets	$47,267,803	$49,127,241	$47,563,560

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$4,212,096	10.38%	$4,748,824	10.59%	$4,804,787	10.46%	≥$ 3,675,460	8.0%	≥$ 4,594,325	10.0%
Tier 1 capital (to risk-weighted assets)	3,719,837	9.17	4,315,471	9.62	4,377,832	9.53	≥ 1,837,730	4.0	≥ 2,756,595	6.0
Leverage(1)	3,719,837	7.87	4,315,471	8.78	4,377,832	9.20	≥ 1,902,542	4.0	≥ 2,378,178	5.0

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

The decrease in the Total capital ratio for UnionBanCal Corporation from March 31, 2005 was primarily due to an increase in risk-weighted assets, which was substantially the result of increases in our loan and lease financing receivables and unused off-balance sheet commitments. The increase in our leverage ratios from March 31, 2005 was due to the increase in our Tier 1 capital.

As of March 31, 2006, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

In April 2005, we announced several organizational changes that affected our business segments. The Global Markets Group has been eliminated and the activities of this group have been transferred. Corporate Treasury, which is responsible for ALM and the investment portfolio, is now included in “Other.”  The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the “Global Markets Division” of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the sale of most of our International Banking Group is also reflected in “Other.”  We are now organized around the target markets we serve and operate in two principal areas, as shown in the table that follows. The results show the financial performance of our major business units.

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

The following tables reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our primary business units. The information presented does not necessarily represent the business units’ financial condition and results of operations as if they were independent entities. In the first quarter of 2006, we changed our reporting to reflect a “market view” perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore,  revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.” The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division, is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank.

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

The business unit results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, our discontinued operations and the market view contribution.

	Community Banking and Investment Services Group				Commercial Financial Services Group
	As of and for the Three Months Ended March 31,		Increase/(decrease)		As of and for the Three Months Ended March 31,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$ 222,860	$ 242,829	$ 19,969	9%	$ 203,576	$ 224,687	$ 21,111	10%
Noninterest income (expense)	149,747	162,311	12,564	8	65,110	65,936	826	1
Total revenue	372,607	405,140	32,533	9	268,686	290,623	21,937	8
Noninterest expense (income)	269,271	279,312	10,041	4	108,203	122,513	14,310	13
Credit expense	8,933	8,931	(2)	0	23,511	22,563	(948)	(4)
Income from continuing operations before income taxes	94,403	116,897	22,494	24	136,972	145,547	8,575	6
Income tax expense (income)	35,415	43,949	8,534	24	45,594	47,899	2,305	5
Income from continuing operations	58,988	72,948	13,960	24	91,378	97,648	6,270	7
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$ 58,988	$ 72,948	$ 13,960	24	$ 91,378	$ 97,648	$ 6,270	7
Average balances—Market View (dollars in millions):
Total loans	$ 14,550	$ 16,348	$ 1,798	12	$ 14,909	$ 17,540	$ 2,631	18
Total assets	16,053	17,993	1,940	12	18,075	21,438	3,363	19
Total deposits	20,362	19,615	(747)	(4)	14,874	15,660	786	5
Financial ratios—Market View
Risk adjusted return on capital(1)	29%	33%			23%	21%
Return on average assets(1)	1.49	1.64			2.05	1.85
Efficiency ratio(2)	72.27	68.94			40.16	44.69

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		Increase/(decrease)		As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$ 9,816	$ (1,916)	$ (11,732)	(120)%	$ (590)	$ (507)	$ 435,662	$ 465,093	$ 29,431	7%
Noninterest income (expense)	6,498	7,508	1,010	16	(15,730)	(17,845)	205,625	217,910	12,285	6
Total revenue	16,314	5,592	(10,722)	(66)	(16,320)	(18,352)	641,287	683,003	41,716	7
Noninterest expense (income)	21,225	20,232	(993)	(5)	(5,747)	(7,513)	392,952	414,544	21,592	5
Credit expense	(44,414)	(38,451)	5,963	13	(149)	(43)	(12,119)	(7,000)	5,119	42
Income from continuing operations before income taxes	39,503	23,811	(15,692)	(40)	(10,424)	(10,796)	260,454	275,459	15,005	6
Income tax expense (income)	3,681	6,285	2,604	71	(3,987)	(4,129)	80,703	94,004	13,301	16
Income from continuing operations	35,822	17,526	(18,296)	(51)	(6,437)	(6,667)	179,751	181,455	1,704	1
Income (loss) from discontinued operations, net of income taxes	2,226	(8,510)	(10,736)	(482)	—	—	2,226	(8,510)	(10,736)	(482)
Net income (loss)	$ 38,048	$ 9,016	$ (29,032)	(76)	$ (6,437)	$ (6,667)	$ 181,977	$ 172,945	$ (9,032)	(5)
Average balances—Market View (dollars in millions):
Total loans	$ 317	$ 208	$ (109)	(34)	$ (62)	$ (44)	$ 29,714	$ 34,052	$ 4,338	15
Total assets	12,254	8,638	(3,616)	(30)	(69)	(52)	46,313	48,017	1,704	4
Total deposits	2,981	3,599	618	21	(17)	(18)	38,200	38,856	656	2
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.57%	1.53%
Efficiency ratio(2)	na	na			na	na	60.64	62.10

(1)                   Annualized.

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

During the first quarter of 2006, net income of the group increased by 24 percent over the same period in 2005, reflecting the group’s continued focus on growing the consumer asset portfolio and attracting retail and small business deposits. Net interest income increased by 9 percent due to a higher margin on deposits.

The group’s strategy is to grow assets through an expanded small business sales force, increased emphasis on real estate-secured and Small Business Administration (SBA) guaranteed loans to small business, and a stronger network of residential real estate brokers. The focus on home equity loans and more effective cross-selling efforts have led to an overall growth in consumer loans, despite run-off of discontinued auto dealer and auto lease lines of business. In addition, the group expects a larger branch network, created from new branches and acquired branches, to improve growth prospects when combined with more robust efforts in the telephone and internet channels.

Despite the decrease of 4 percent in core deposits from the prior year, primarily reflecting increased competition for interest bearing deposits, the group continues to focus on attracting consumer and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products. Among the more successful marketing activities has been the “Power Bank” network, in Fresno, California. These branches offer an expanded set of service options, extended hours and have been remodeled to improve the customer experience with facility enhancements.

Of the 8 percent increase in the group’s noninterest income, trust fees contributed 5 percent of the growth, primarily due to continued strong sales and organic growth, as well as a one-time $3.8 million increase resulting from a refinement in accrual methodology. In addition, deposit fees contributed 3 percent to the increase. Overall, total revenues for the first quarter 2006 increased by over 9 percent compared to the first quarter 2005.

The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management and Global Markets.

Community Banking   serves its customers through 317 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 603 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our website at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

Global Markets   serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. Since the fourth quarter 2004, the Global Markets Division has been offering energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties.

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

In the first quarter of 2006, the 7 percent increase in net income was due to significant growth in both loans and deposits. Net interest income increased by 10 percent due to higher deposit balances and a higher margin on deposits. Deposit growth came primarily from sales successes in real estate industries and government markets. In addition to new sales, pricing strategies to retain volume helped to offset the disintermediation associated with a rising interest rate environment.

First quarter 2006 average loans increased by 18 percent over the same period last year. This was primarily due to continued improvement in our approach to the commercial real estate market and increased loan demand in the California middle-market and specialty segments.

Noninterest income did not change significantly, increasing 1 percent from the first quarter of 2005. The increase in noninterest expense during the first quarter 2006, compared to the first quarter 2005, was mainly due to outside services expense from higher costs of services related to title and escrow balances, stemming from a higher earnings credit rate, as well as higher performance-related incentive expense.

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

The group’s main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer’s primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers’ credit and depository needs. The group competes with other banks primarily on the basis of the quality of its relationship managers, the level of industry expertise, the delivery of quality customer service, and its reputation as a “business bank.” The group also competes with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies, and insurance companies.

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

•       the Pacific Rim Corporate Group, with assets of $254 million at March 31, 2006, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan;

•       Corporate Treasury, which is responsible for our ALM, wholesale funding, and the ALM Investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our core balance sheet and to manage those risks within conservative guidelines. (For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk.”);

•       the discontinued operations resulting from the sale of our international correspondent banking business; and

•       the residual costs of support groups.

The first quarter 2006 financial results were impacted by the following factors:

•       credit expense (income) of ($38.5) million was due to the difference between the $7.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $31.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       net interest income included the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and transfer pricing results. Net interest income declined $11.7 million compared to the three months ended March 31, 2005 primarily as a result of a decrease in income from ALM derivatives hedges and from the net impact of changes in transfer pricing rates over the prior period as market rates increased;

•       noninterest income of $7.5 million;

•       noninterest expense of $20.2 million;

•       loss from discontinued operations of $8.5 million.

The first quarter 2005 financial results were impacted by the following factors:

•       credit expense (income) of ($44.4) million was due to the difference between the $12.1 million reversal of provision for loan losses calculated under our US GAAP methodology and the $32.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       net interest income is the result of differences between the credit for equity for the reportable segments under RAROC, the net transfer pricing results, the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

•       noninterest income $6.5 million;

•       noninterest expense of $21.2 million; and

•       income tax expense included a credit adjustment of $10.0 million to reflect a reduction in reserves to the Internal Revenue Service with respect to the tax treatment of certain leasing transactions.

Regulatory Matters

In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International’s Bank Secrecy Act and anti-money laundering controls and processes. Union Bank of California International, a wholly owned subsidiary of Union Bank of California, N.A., and as an Edge Act subsidiary, is limited to engaging in international banking activities, most of which were sold in October 2005. We expect to dissolve this subsidiary in 2006. Although the principal business activities of this subsidiary have been sold, we remain legally responsible for resolving the issues raised by the Federal Reserve Bank of New York.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this document under the captions “Quantitative and Qualitative Disclosures About Market Risk,” “Liquidity Risk,” and Part II, Item 1A “Risk Factors” and in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our financial position or results of operations.

Item 1A.   Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table presents repurchases by us of our equity securities during the first quarter 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 2006 (January 1-31, 2006)	—	$—	—	$102,334,370
February 2006 (February 2-28, 2006)	769,700	$68.18	769,700	$49,857,016
March 2006 (March 1-20, 2006)	398,000	$69.19	398,000	$22,318,422	(1)
Total	1,167,700	$68.52	1,167,700

(1)      In the first quarter of 2006, UnionBanCal Corporation used $80.0 million from the $200 million repurchase program announced on April 21, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on April 26, 2006 (“Annual Meeting”):

Election of Directors:   Each of the following persons was elected as a director to hold office until the 2007 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

NOMINEE	FOR	WITHHELD
Aida M. Alvarez	137,994,921	345,846
David R. Andrews	138,088,668	252,099
L. Dale Crandall	137,827,185	513,582
Richard D. Farman	136,681,925	1,658,841
Stanley F. Farrar	135,953,253	2,387,514
Philip B. Flynn	136,552,631	1,788,136
Michael J. Gillfillan	137,825,352	515,415
Ronald L. Havner, Jr.	138,081,638	259,128
Norimichi Kanari	136,626,956	1,713,811
Mary S. Metz	136,884,189	1,456,578
Shigemitsu Miki	112,235,456	26,105,311
Takashi Morimura	136,640,280	1,703,686
J. Fernando Niebla	137,781,823	558,944
Masashi Oka	136,527,965	1,812,801
Tetsuo Shimura	136,548,234	1,792,533

Proposal No. 2:   To approve the Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan to enable awards under the Plan to qualify as deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code received the following votes:

FOR	135,941,571
AGAINST	2,076,881
ABSTAIN	322,314
BROKER NON-VOTES	3,200

Proposal No. 3:   To approve the Union Bank of California Senior Executive Bonus Plan to enable bonuses paid under the Plan to qualify as deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code received the following votes:

FOR	134,287,157
AGAINST	3,734,905
ABSTAIN	318,704
BROKER NON-VOTES	3,200

Proposal No. 4:   To ratify the selection of Deloitte & Touche LLP as independent registered public accounting firm of UnionBanCal Corporation for 2006 received the following votes:

FOR	136,637,650
AGAINST	1,620,754
ABSTAIN	85,562
BROKER NON-VOTES	0

Item 5.   Other Information

(a)   Restricted Stock Agreement.

Effective as of January 3, 2006, the Executive Compensation & Benefits Committee of the Board of Directors of UnionBanCal Corporation granted 2,000 shares of restricted stock to Linda Betzer pursuant to a restricted stock agreement, a form of which is filed herewith as Exhibit 10.3 and incorporated by reference herein.

Item 6.   Exhibits

No.	Description
10.1	Form of 2006 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.2	Form of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan(2)
10.3	Form of Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.4	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan(3)
10.5	Union Bank of California, N.A. Senior Executive Bonus Plan(4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.

(2)                   Incorporated by reference to Exhibit 10.1 to UnionBanCal Corporation’s Current Report on Form 8-K dated March 24, 2006 (SEC File No. 001-15081).

(3)                   Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

(4)                   Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: May 8, 2006	By:	/s/ TAKASHI MORIMURA
Takashi Morimura
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2006	By:	/s/ DAVID I. MATSON
David I. Matson
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)
Date: May 8, 2006	By:	/s/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Form of 2006 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.2	Form of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan(2)
10.3	Form of Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.4	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan(3)
10.5	Union Bank of California, N.A. Senior Executive Bonus Plan(4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.

(2)                   Incorporated by reference to Exhibit 10.1 to UnionBanCal Corporation’s Current Report on Form 8-K dated March 24, 2006 (SEC File No. 001-15081).

(3)                   Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

(4)                   Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).