Form 10-Q
period 2006-06-30
UNIONBANCAL CORP
filed 2006-08-07
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of Common Stock outstanding at July 31, 2006: 142,154,099

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

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•       Our business strategies and initiatives, the growth of our business and our competitive position

•       Our assessment of significant factors and developments that have affected and may affect our results

•       Pending legal and regulatory actions, and future legislative and regulatory developments, including potential effects of proposed changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment

•       Increased regulatory controls and processes regarding Bank Secrecy Act and anti-money laundering matters, and their costs and impact on our business

•       The costs and effects of litigation, investigations, regulatory actions, or similar matters, or adverse facts and developments related thereto

•       Our ability to meet regulatory requirements

•       Credit quality and provision for credit losses, including the expected need to provide for credit losses due to anticipated loan growth, and indications that improvement in credit quality could be at its peak

•       The unallocated portion of our allowances for credit losses

•       Net interest income and effects on net interest income, including income and expense from derivative hedges

•       The impact of increases in interest rates and growth in our commercial loan portfolio on our net interest margin

•       Loan growth rates, including residential mortgage loans

•       Deposit pricing pressures, including trends in customers transferring funds from noninterest bearing deposits to interest bearing deposits or other investment alternatives

•       Our belief that our average noninterest bearing deposits continue to provide us with a funding advantage compared to most of our peers

•       Deposit renewals

•       Our ability and intent to hold various assets

•       The formation of financial subsidiaries

•       Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook of any particular region of the U.S.

•       The composition and market sensitivity of our securities portfolios, our hedging strategies and our management of the sensitivity of our balance sheet

•       Potential dividend restrictions

•       Taxes, including the possible effect of the level of earnings at The Bank of Tokyo-Mitsubishi UFJ, Ltd. on our California State tax obligations

•       Off-balance sheet arrangements

•       Critical accounting policies and estimates and the impact of recent accounting pronouncements

•       Our insurance coverage

•       Estimated pension and health costs and contributions and the investment objectives and asset allocation strategy of our pension plan and health plan

•       Decisions to downsize, sell or close units or otherwise reorganize or change our business mix

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights(1)
(Unaudited)

	As of and for the
	Three Months Ended
	June 30,	June 30,	Percent
(Dollars in thousands, except per share data)	2005	2006	Change
Results of operations:
Net interest income(2)	$459,728	$469,000	2.02%
Reversal of allowance for loan losses	(13,564)	(1,000)	(92.63)
Noninterest income	203,554	219,228	7.70
Noninterest expense	388,400	413,030	6.34
Income before income taxes(2)	288,446	276,198	(4.25)
Taxable-equivalent adjustment	1,018	1,358	33.40
Income tax expense	99,950	92,203	(7.75)
Income from continuing operations	187,478	182,637	(2.58)
Income (loss) from discontinued operations, net of taxes	(296)	274	nm
Net income	$187,182	$182,911	(2.28)
Per common share:
Basic earnings:
From continuing operations	$1.30	$1.28	(1.54)%
Net income	1.29	1.28	(0.78)
Diluted earnings:
From continuing operations	1.27	1.26	(0.79)
Net income	1.27	1.26	(0.79)
Dividends(3)	0.41	0.47	14.63
Book value (end of period)	29.51	32.34	9.59
Common shares outstanding (end of period)(4)	144,205,458	142,533,794	(1.16)
Weighted average common shares outstanding—basic(4)	144,547,697	142,723,271	(1.26)
Weighted average common shares outstanding—diluted(4)	147,222,390	144,878,447	(1.59)
Balance sheet (end of period):
Total assets(5)	$51,178,058	$50,800,136	(0.74)%
Total loans	30,861,235	34,747,833	12.59
Nonperforming assets	68,945	36,351	(47.28)
Total deposits	41,255,737	40,544,251	(1.72)
Stockholders’ equity	4,254,991	4,608,908	8.32
Balance sheet (period average):
Total assets	$47,482,810	$49,329,374	3.89%
Total loans	30,610,512	35,146,976	14.82
Earning assets	42,668,069	44,358,594	3.96
Total deposits	39,398,023	39,692,052	0.75
Stockholders’ equity	4,145,150	4,539,476	9.51
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.58%	1.49%
Net income	1.58	1.49
Return on average stockholders’ equity(7):
From continuing operations	18.14	16.14
Net income	18.11	16.16
Efficiency ratio(8)	59.55	61.73
Net interest margin(2)	4.32	4.23
Dividend payout ratio	31.54	36.72
Tangible equity ratio	7.41	8.19
Tier 1 risk-based capital ratio(5)	8.88	8.92
Total risk-based capital ratio(5)	11.01	12.05
Leverage ratio(5)	7.77	8.74
Allowances for credit losses to total loans(9)	1.54	1.17
Allowances for credit losses to nonaccrual loans(9)	721.05	1,130.05
Net loans charged off (recovered) to average total loans(7)	(0.10)	0.12
Nonperforming assets to total loans and foreclosed assets	0.22	0.10
Nonperforming assets to total assets(5)	0.13	0.07

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

(7)                   Annualized.

(8)                   The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) allowance for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(9)                   The allowances for credit losses ratios include the allowances for loan losses and losses on off-balance sheet commitments. These ratios relate to continuing operations only.

nm = not meaningful

PART I. FINANCIAL INFORMATION

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights(1)
(Unaudited)

	As of and for the
	Six Months Ended
	June 30,	June 30,	Percent
(Dollars in thousands, except per share data)	2005	2006	Change
Results of operations:
Net interest income(2)	$896,445	$935,341	4.34%
Reversal of allowance for loan losses	(25,683)	(8,000)	(68.85)
Noninterest income	409,179	437,138	6.83
Noninterest expense	781,352	827,574	5.92
Income before income taxes(2)	549,955	552,905	0.54
Taxable-equivalent adjustment	2,073	2,606	25.71
Income tax expense	180,653	186,207	3.07
Income from continuing operations	367,229	364,092	(0.85)
Income (loss) from discontinued operations, net of taxes	1,930	(8,236)	nm
Net income	$369,159	$355,856	(3.60)
Per common share:
Basic earnings:
From continuing operations	$2.52	$2.54	0.79%
Net income	2.53	2.49	(1.58)
Diluted earnings:
From continuing operations	2.47	2.51	1.62
Net income	2.49	2.45	(1.61)
Dividends(3)	0.77	0.88	14.29
Book value (end of period)	29.51	32.34	9.59
Common shares outstanding (end of period)(4)	144,205,458	142,533,794	(1.16)
Weighted average common shares outstanding—basic(4)	145,765,905	143,098,104	(1.83)
Weighted average common shares outstanding—diluted(4)	148,412,390	145,293,781	(2.10)
Balance sheet (end of period):
Total assets(5)	$51,178,058	$50,800,136	(0.74)%
Total loans	30,861,235	34,747,833	12.59
Nonperforming assets	68,945	36,351	(47.28)
Total deposits	41,255,737	40,544,251	(1.72)
Stockholders’ equity	4,254,991	4,608,908	8.32
Balance sheet (period average):
Total assets	$46,900,808	$48,676,618	3.79%
Total loans	30,164,834	34,602,546	14.71
Earning assets	42,167,574	43,724,990	3.69
Total deposits	38,802,180	39,276,352	1.22
Stockholders’ equity	4,176,724	4,539,080	8.68
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.58%	1.51%
Net income	1.59	1.47
Return on average stockholders’ equity(7):
From continuing operations	17.73	16.18
Net income	17.82	15.81
Efficiency ratio(8)	60.09	61.91
Net interest margin(2)	4.27	4.29
Dividend payout ratio	30.56	34.65
Tangible equity ratio	7.41	8.19
Tier 1 risk-based capital ratio(5)	8.88	8.92
Total risk-based capital ratio(5)	11.01	12.05
Leverage ratio(5)	7.77	8.74
Allowances for credit losses to total loans(9)	1.54	1.17
Allowances for credit losses to nonaccrual loans(9)	721.05	1,130.05
Net loans charged off (recovered) to average total loans(7)	(0.14)	0.09
Nonperforming assets to total loans and foreclosed assets	0.22	0.10
Nonperforming assets to total assets(5)	0.13	0.07

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

(7)                   Annualized.

(8)                   The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) allowance for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(9)                   The allowances for credit losses ratios include the allowances for loan losses and losses on off-balance sheet commitments. These ratios relate to continuing operations only.

nm = not meaningful

Item 1.              Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income(1)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2005	2006	2005	2006
Interest Income
Loans	$438,313	$547,256	$842,943	$1,059,578
Securities	102,530	103,542	203,299	200,409
Interest bearing deposits in banks	396	423	1,129	1,159
Federal funds sold and securities purchased under resale agreements	5,256	4,725	7,629	8,570
Trading account assets	998	1,554	1,840	2,986
Total interest income	547,493	657,500	1,056,840	1,272,702
Interest Expense
Deposits	67,424	143,677	123,252	258,986
Federal funds purchased and securities sold under repurchase agreements	4,038	8,455	9,036	17,257
Commercial paper	7,807	19,137	12,367	31,585
Medium and long-term debt	7,459	16,875	13,991	27,272
Trust notes	238	238	476	476
Other borrowed funds	1,817	1,476	3,346	4,391
Total interest expense	88,783	189,858	162,468	339,967
Net Interest Income	458,710	467,642	894,372	932,735
Reversal of allowance for loan losses	(13,564)	(1,000)	(25,683)	(8,000)
Net interest income after reversal of allowance for loan losses	472,274	468,642	920,055	940,735
Noninterest Income
Service charges on deposit accounts	79,746	81,837	159,013	163,472
Trust and investment management fees	41,590	48,380	83,553	98,495
Insurance commissions	19,340	17,752	41,357	37,270
Brokerage commissions and fees	8,605	10,330	17,577	18,125
Merchant banking fees	18,114	8,396	24,380	16,625
Foreign exchange gains, net	8,551	8,307	16,721	16,125
Card processing fees, net	6,464	7,206	12,071	13,903
Securities gains (losses), net	(13,313)	1,993	(12,969)	1,779
Other	34,457	35,027	67,476	71,344
Total noninterest income	203,554	219,228	409,179	437,138
Noninterest Expense
Salaries and employee benefits	233,976	248,637	465,734	501,132
Net occupancy	33,553	34,519	65,915	67,356
Outside services	26,468	30,704	47,715	59,313
Equipment	16,933	16,846	34,336	34,768
Software	14,731	15,323	28,706	31,667
Professional services	13,150	17,038	24,891	31,585
Communications	9,762	10,061	20,142	20,613
Foreclosed asset income	(2,577)	(7,782)	(2,171)	(15,149)
Reversal of allowance for losses on off-balance sheet commitments	(4,000)	(4,000)	(1,000)	(7,000)
Other	46,404	51,684	97,084	103,289
Total noninterest expense	388,400	413,030	781,352	827,574
Income from continuing operations before income taxes	287,428	274,840	547,882	550,299
Income tax expense	99,950	92,203	180,653	186,207
Income from Continuing Operations	187,478	182,637	367,229	364,092
Income (loss) from discontinued operations before income taxes	(412)	431	3,227	(13,172)
Income tax expense (benefit)	(116)	157	1,297	(4,936)
Income (loss) from Discontinued Operations	(296)	274	1,930	(8,236)
Net Income	$187,182	$182,911	$369,159	$355,856
Income from continuing operations per common share—basic	$1.30	$1.28	$2.52	$2.54
Net Income per common share—basic	$1.29	$1.28	$2.53	$2.49
Income from continuing operations per common share—diluted	$1.27	$1.26	$2.47	$2.51
Net Income per common share—diluted	$1.27	$1.26	$2.49	$2.45
Weighted average common shares outstanding—basic	144,548	142,723	145,766	143,098
Weighted average common shares outstanding—diluted	147,222	144,878	148,412	145,294

(1)                   In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect the discontinued operations.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets(1)

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2005	2006
Assets
Cash and due from banks	$2,268,654	$2,402,212	$2,192,483
Interest bearing deposits in banks	96,051	771,164	31,691
Federal funds sold and securities purchased under resale agreements	2,782,105	796,500	1,252,514
Total cash and cash equivalents	5,146,810	3,969,876	3,476,688
Trading account assets	320,533	312,655	405,728
Securities available for sale:
Securities pledged as collateral	443,717	96,994	83,229
Held in portfolio	9,899,802	8,072,286	8,573,909
Loans (net of allowance for loan losses: June 30, 2005, $394,972; December 31, 2005, $351,532; June 30, 2006, $328,338)	30,466,263	32,744,063	34,419,495
Due from customers on acceptances	25,981	19,252	21,850
Premises and equipment, net	517,073	536,074	498,555
Intangible assets	51,766	42,616	35,759
Goodwill	450,669	454,015	453,489
Other assets	1,899,573	2,113,577	2,787,288
Assets of discontinued operations to be disposed or sold(1)	1,955,871	1,054,594	44,146
Total assets	$51,178,058	$49,416,002	$50,800,136
Liabilities
Noninterest bearing	$20,584,028	$19,489,377	$18,154,751
Interest bearing	20,671,709	20,592,862	22,389,500
Total deposits	41,255,737	40,082,239	40,544,251
Federal funds purchased and securities sold under repurchase agreements	611,233	651,529	281,593
Commercial paper	1,102,042	680,027	1,645,107
Other borrowed funds	132,368	134,485	320,837
Acceptances outstanding	25,981	19,252	21,850
Other liabilities	1,415,463	1,466,478	1,876,307
Medium and long-term debt	821,664	801,095	1,473,924
Junior subordinated debt payable to subsidiary grantor trust	15,564	15,338	15,111
Liabilities of discontinued operations to be extinguished or assumed(1)	1,543,015	1,005,859	12,248
Total liabilities	46,923,067	44,856,302	46,191,228
Commitments and contingencies—See Note 9
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of June 30, 2005, December 31, 2005 and June 30, 2006	—	—	—
Common stock, par value $1 per share at June 30, 2005, December 31, 2005 and June 30, 2006:
Authorized 300,000,000 shares; issued 153,581,401 shares as of June 30, 2005, 154,469,215 shares as of December 31, 2005 and 155,719,517 shares as of June 30, 2006	153,581	154,469	155,720
Additional paid-in capital	948,611	994,956	1,048,419
Treasury stock—9,375,943 shares as of June 30, 2005, 10,262,143 shares as of December 31, 2005 and 13,185,723 shares as of June 30, 2006	(552,786)	(612,732)	(813,571)
Retained earnings	3,774,097	4,141,400	4,390,188
Accumulated other comprehensive loss	(68,512)	(118,393)	(171,848)
Total stockholders’ equity	4,254,991	4,559,700	4,608,908
Total liabilities and stockholders’ equity	$51,178,058	$49,416,002	$50,800,136

(1)                   In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All prior periods presented have been restated to reflect the discontinued operations.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

						Accumulated	Total
			Additional			other	stock-
	Number	Common	paid-in	Treasury	Retained	comprehensive	holders’
(In thousands, except shares)	of shares	stock	capital	stock	earnings	income (loss)	equity
BALANCE DECEMBER 31, 2004	152,191,818	$152,192	$881,928	$(223,361)	$3,526,312	$(44,827)	$4,292,244
Comprehensive income
Net income—For the six months ended June 30, 2005					369,159		369,159
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(11,983)	(11,983)
Net change in unrealized losses on securities available for sale						(11,949)	(11,949)
Foreign currency translation adjustment						263	263
Minimum pension liability adjustment						(16)	(16)
Total comprehensive income							345,474
Deferred compensation—restricted stock awards	208,100	208	12,414		(9,976)		2,646
Stock options exercised	1,181,483	1,181	54,269				55,450
Common stock repurchased(1)				(329,425)			(329,425)
Dividends declared on common stock, $0.77 per share(2)					(111,398)		(111,398)
Net change		1,389	66,683	(329,425)	247,785	(23,685)	(37,253)
BALANCE JUNE 30, 2005	153,581,401	$153,581	$948,611	$(552,786)	$3,774,097	$(68,512)	$4,254,991
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700
Comprehensive income
Net income—For the six months ended June 30, 2006					355,856		355,856
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(15,457)	(15,457)
Net change in unrealized losses on securities available for sale						(38,060)	(38,060)
Foreign currency translation adjustment						62	62
Total comprehensive income							302,401
Reclassifications due to impact of SFAS No. 123R implementation(3)			(19,035)		19,035		—
Stock options exercised	1,053,833	1,054	41,574				42,628
Restricted stock granted, net of forfeitures	196,469	197	(197)				—
Excess tax benefit—stock options and restricted stock			10,745				10,745
Compensation expense—stock options			11,629				11,629
Compensation expense—restricted stock			7,063				7,063
Compensation expense—performance share units			1,684				1,684
Common stock repurchased(1)				(200,839)			(200,839)
Dividends declared on common stock, $0.88 per share(2)					(126,103)		(126,103)
Net change		1,251	53,463	(200,839)	248,788	(53,455)	49,208
BALANCE JUNE 30, 2006	155,719,517	$155,720	$1,048,419	$(813,571)	$4,390,188	$(171,848)	$4,608,908

(1)                   Common stock repurchased includes commission costs.

(2)                   Dividends are based on UnionBanCal Corporation’s shares outstanding as of the declaration date.

(3)                   Reclassification reflects a reduction in additional paid-in capital and a corresponding credit to retained earnings for unamortized compensation expense on nonvested restricted stock as of January 1, 2006. Starting in 2006, amortization of compensation expense relating to restricted stock will be recorded in additional paid-in capital as recognized.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2005	2006
Cash Flows from Operating Activities:
Net income	$369,159	$355,856
Income (loss) from discontinued operations, net of taxes	1,930	(8,236)
Income from continuing operations, net of taxes	367,229	364,092
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of allowance for loan losses	(25,683)	(8,000)
Reversal of allowance for losses on off-balance sheet commitments	(1,000)	(7,000)
Depreciation, amortization and accretion	80,044	70,988
Stock-based compensation—stock options	—	11,629
Stock-based compensation—restricted stock	2,646	7,063
Provision for deferred income taxes	37,984	53,787
(Gains) losses on sales of securities available for sale, net	12,969	(1,779)
Net increase (decrease) in accrued expenses	60,901	(58,897)
Net increase in unearned and deferred income	57,451	32,789
Net increase in trading account assets	(84,693)	(93,073)
Net increase in prepaid expenses	(100,010)	(75,037)
Net increase in fees and other receivables	(150)	(93,122)
Net increase in other liabilities	147,543	399,930
Net increase in other assets	(74,894)	(544,163)
Loans originated for resale	(90,109)	(230,874)
Net proceeds from loans originated for resale	198,950	168,122
Excess tax benefit—stock options and restricted stock	(10,336)	(10,745)
Other, net	(12,427)	(6,596)
Discontinued operations, net	100,105	197,538
Total adjustments	299,291	(187,440)
Net cash provided by operating activities	666,520	176,652
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	506,224	33,073
Proceeds from matured and called securities available for sale	1,041,037	801,731
Purchases of securities available for sale	(797,598)	(1,387,817)
Net purchases of premises and equipment	(33,822)	(22,277)
Net increase in loans	(1,827,008)	(1,599,060)
Other, net	(326)	15,477
Discontinued operations, net	(43,680)	719,130
Net cash used in investing activities	(1,155,173)	(1,439,743)
Cash Flows from Financing Activities:
Net increase in deposits	2,536,231	462,012
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	23,984	(369,936)
Net increase in commercial paper and other borrowed funds	236,974	1,151,432
Proceeds from issuance of long-term debt	—	693,742
Common stock repurchased	(329,425)	(200,839)
Payments of cash dividends	(105,750)	(118,020)
Stock options exercised	55,450	53,209
Other, net	263	5,410
Discontinued operations, net	17,960	(908,067)
Net cash provided by financing activities	2,435,687	768,943
Net increase (decrease) in cash and cash equivalents	1,947,034	(494,148)
Cash and cash equivalents at beginning of period	3,199,854	3,969,876
Effect of exchange rate changes on cash and cash equivalents	(78)	960
Cash and cash equivalents at end of period	$5,146,810	$3,476,688
Cash Paid During the Period For:
Interest	$152,387	$306,562
Income taxes	92,654	189,822
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale	$333	$15

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Under previously announced stock repurchase plans, the Company was authorized to repurchase $402 million of the Company’s common stock as of June 30, 2006. The Company repurchased $121 million of common stock in the second quarter of 2006, compared to $89 million in the second quarter of 2005. The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 63 percent of the Company’s outstanding common stock at June 30, 2006.

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

Under the modified prospective transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. The cost is being recognized over the period during which the employees are required to provide service. The after-tax impact of this

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

change on income from continuing operations was a reduction of $3.3 million and $7.2 million for the three months and six months ended June 30, 2006, respectively, which includes estimated forfeitures for restricted stock and the amortization of compensation costs related to unvested stock options. The corresponding impact to both basic and diluted earnings per share was a reduction of $0.02 and $0.05 per share for the three months and six months ended June 30, 2006, respectively.

For the period ended June 30, 2005, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company recognized compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value-based method, compensation cost was measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeded the stock option exercise price. For the three months and six months ended June 30, 2005, options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and, therefore, were not included in compensation costs.

At June 30, 2006, the Company had two stock-based employee compensation plans. For further discussion concerning the Company’s stock-based employee compensation plans, see Note 12 to these Condensed Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The value of the restricted stock awards issued under the plans and the value of that portion of outstanding option awards for which the requisite service has not yet been rendered is being amortized over the remaining service period as compensation cost.

The following table illustrates the effect on net income, which includes discontinued operations, and corresponding earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For the purpose of this disclosure, the Company has recognized compensation costs for graded vesting on a straight-line basis and did not include an estimate for forfeitures.

(Dollars in thousands)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
As reported net income	$187,182	$369,159
Add: stock-based employee compensation expense included in reported net income, net of income taxes	1,572	1,634
Deduct: total stock-based employee compensation expense, net of income taxes	6,753	12,359
Pro forma net income, after stock-based employee compensation expense	$182,001	$358,434
Net income per common share—basic
As reported	$1.29	$2.53
Pro forma	$1.26	$2.46
Net income per common share—diluted
As reported	$1.27	$2.49
Pro forma	$1.24	$2.43

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” The Statement allows financial instruments that have embedded derivatives to be accounted for as a whole, (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. The Statement is effective for all financial instruments acquired or issued after December 31, 2006. Management believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It allows an entity to choose one of two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or servicing loss. Under the fair value method, servicing assets and liabilities are recorded at fair value each reporting period with any changes reported in current period earnings. The Statement is effective for all servicing assets on January 1, 2007. Management believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Accounting for Defined Benefit Pension and Other Postretirement Plans—Exposure Draft

In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This proposed Statement would require a company that sponsors a defined benefit pension plan or other postretirement benefit plan to fully recognize, as an asset or liability, the amount by which the defined-benefit-postretirement obligation is over- or under-funded. The amount would be measured as the difference between the fair value of plan assets and the projected benefit obligation. The proposed Statement would result in the immediate recognition of unrecognized prior service costs and credits, unrecognized net actuarial gains or losses, and any unrecognized transition obligation or asset as components of other comprehensive income. The final Statement is expected to be issued during the third quarter 2006, to be effective as of December 31, 2006. Based on guidance in the current exposure draft, the Company’s stockholders’ equity at June 30, 2006 would have been reduced by approximately five percent, if adopted.

Accounting for Changes in the Timing of Cash Flows Relating to Income Taxes in Leveraged Leases

In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP requires that if, during the lease term, the projected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements (Continued)

recalculated from the inception of the lease. At adoption, the change in the net investment balance resulting from the calculation would be recognized as an adjustment to the beginning balance of retained earnings. Following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption is changed. The FSP is effective for all leveraged leases on January 1, 2007. The Company invests in Lease-In/Lease-Out (LILO) transactions that have been challenged by the Internal Revenue Service (IRS). The Company has paid the IRS the income tax associated with the LILO transactions. However, the Company is defending the initial filing position as to the timing of the tax benefits associated with these transactions. The Company may be required to recalculate these leases to reflect a potential change in the timing of income tax cash flows in accordance with this FSP. Management is currently assessing the impact of the FSP on the Company’s financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the “more-likely-than-not” threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Interpretation is effective January 1, 2007. The cumulative effect of applying the provisions of the Interpretation would be recognized as an adjustment to the beginning balance of retained earnings. Management is currently evaluating the impact of this interpretation on the Company’s financial position and results of operations.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 3—Discontinued Operations

During the third quarter 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment reporting) to Wachovia Bank, N.A., effective October 6, 2005.

The Company has accounted for this transaction as a discontinued operation and restated its prior period financial statements. The assets of the discontinued operations were reclassified as “held for sale” and accounted for at the lower of cost or fair value less the costs to sell. All of the Company’s offices designated for disposal were closed as of June 30, 2006. The remaining assets include deposits with banks awaiting approval of repatriation of capital and unremitted profits and loans that are maturing by January 2008. The remaining liabilities primarily consist of accrued expenses, which will be settled when due.

Interest expense was allocated to discontinued operations based on average net assets. The amount of interest expense allocated to discontinued operations for the three months ended June 30, 2005 and 2006

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3—Discontinued Operations (Continued)

was $4.2 million and $0.4 million, respectively. For the six months ended June 30, 2005 and 2006, the interest expense allocated to discontinued operations was $6.6 million and $1.1 million, respectively.

The severance reserve balances at December 31, 2005 and June 30, 2006 were $21.7 million and $4.1 million, respectively. The decrease of $17.6 million from December 31, 2005 primarily related to cash payments to employees.

All assets and liabilities related to the discontinued operations are recorded at the lower of cost or fair value, less costs of disposal. At June 30, 2005, December 31, 2005 and June 30, 2006 the assets and liabilities identified as discontinued operations were comprised of the following:

	For the Period Ended
(Dollars in thousands)	June 30, 2005	December 31, 2005	June 30, 2006
Assets
Cash and due from banks	$70,873	$119,158	$31,343
Interest bearing deposits in banks	183,504	138,762	—
Loans	1,636,986	724,084	10,286
Due from customers on acceptances	28,208	42,612	911
Premises and equipment	3,432	1,409	1
Other assets	32,868	28,569	1,605
Assets of discontinued operations to be disposed or sold	$1,955,871	$1,054,594	$44,146
Liabilities
Noninterest bearing deposits	$529,475	$446,953	$9
Interest bearing deposits	944,815	461,717	594
Other liabilities	68,725	97,189	11,645
Liabilities of discontinued operations to be extinguished or assumed	$1,543,015	$1,005,859	$12,248

The components of income (loss) from discontinued operations for the three and six months ended June 30, 2005 and 2006 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2005	2006	2005	2006
Net interest income (expense)	$5,146	$(86)	$10,283	$1,639
Provision for loan losses	2,564	—	6,683	—
Noninterest income	17,796	7,105	34,932	12,916
Noninterest expense	20,790	6,588	35,305	27,727
Income (loss) from discontinued operations before income taxes	(412)	431	3,227	(13,172)
Income tax expense (benefit)	(116)	157	1,297	(4,936)
Income (loss) from discontinued operations	$(296)	$274	$1,930	$(8,236)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3—Discontinued Operations (Continued)

Noninterest income for the second quarter 2006 included a $4.0 million payment from Wachovia Bank, N.A., reflecting the final settlement upon the conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Included in noninterest expense were compliance related expenses of $8.4 million and $1.8 million for the three months ended June 30, 2005 and 2006, respectively and $11.0 million and $7.1 million for the six months ended June 30, 2005 and 2006, respectively. The Company recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

Note 4—Earnings Per Share

Basic earnings per share (EPS) ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2006, the Company no longer includes nonvested restricted shares in the weighted average number of common shares outstanding—basic. The impact of this change on previous periods is immaterial. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options and nonvested restricted stock are common stock equivalents. The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$187,478	$187,478	$182,637	$182,637	$367,229	$367,229	$364,092	$364,092
Income (loss) from discontinued operations	(296)	(296)	274	274	1,930	1,930	(8,236)	(8,236)
Net income	$187,182	$187,182	$182,911	$182,911	$369,159	$369,159	$355,856	$355,856
Weighted average common shares outstanding	144,548	144,548	142,723	142,723	145,766	145,766	143,098	143,098
Additional shares due to:
Assumed conversion of dilutive stock options	—	2,674	—	2,155	—	2,646	—	2,196
Adjusted weighted average common shares outstanding	144,548	147,222	142,723	144,878	145,766	148,412	143,098	145,294
Income from continuing operations per share	$1.30	$1.27	$1.28	$1.26	$2.52	$2.47	$2.54	$2.51
Income (loss) from discontinued operations per share	(0.01)	0.00	0.00	0.00	0.01	0.02	(0.05)	(0.06)
Net income per share	$1.29	$1.27	$1.28	$1.26	$2.53	$2.49	$2.49	$2.45

The following table provides the number of options and the corresponding exercise prices for those options which were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 and 2006 because they were anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Options outstanding	36,800	1,088,725	50,200	1,088,725
Exercise price of options	$62.42	$68.95 - $71.23	$62.19 - $62.42	$68.95 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss)

The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2005:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(5,712)	$2,185	$(3,527)
Reclassification adjustment for net gains on hedges included in net income	(13,694)	5,238	(8,456)
Net change in unrealized losses on hedges	(19,406)	7,423	(11,983)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(32,319)	12,362	(19,957)
Reclassification adjustment for net losses on securities available for sale included in net income	12,969	(4,961)	8,008
Net change in unrealized losses on securities available for sale	(19,350)	7,401	(11,949)
Foreign currency translation adjustment	426	(163)	263
Minimum pension liability adjustment	(26)	10	(16)
Net change in accumulated other comprehensive income (loss)	$(38,356)	$14,671	$(23,685)
For the Six Months Ended June 30, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(42,215)	$16,147	$(26,068)
Reclassification adjustment for net losses on hedges included in net income	17,184	(6,573)	10,611
Net change in unrealized losses on hedges	(25,031)	9,574	(15,457)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(59,856)	22,895	(36,961)
Reclassification adjustment for net gains on securities available for sale included in net income	(1,779)	680	(1,099)
Net change in unrealized losses on securities available for sale	(61,635)	23,575	(38,060)
Foreign currency translation adjustment	101	(39)	62
Net change in accumulated other comprehensive income (loss)	$(86,565)	$33,110	$(53,455)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss) (Continued)

The following table presents accumulated other comprehensive income (loss) balances.

	Net	Net
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)	Foreign	Minimum	Accumulated
	on Cash	on Securites	Currency	Pension	Other
	Flow	Available	Translation	Liability	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment	Income (Loss)
Balance, December 31, 2004	$1,429	$(31,696)	$(7,870)	$(6,690)	$(44,827)
Change during the period	(11,983)	(11,949)	263	(16)	(23,685)
Balance, June 30, 2005	$(10,554)	$(43,645)	$(7,607)	$(6,706)	$(68,512)
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the period	(15,457)	(38,060)	62	—	(53,455)
Balance, June 30, 2006	$(49,765)	$(112,159)	$326	$(10,250)	$(171,848)

Note 6—Goodwill and Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at June 30, 2005 and 2006.

	June 30, 2005			June 30, 2006
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(37,424)	$29,813	$67,237	$(49,760)	$17,477
Rights-to-Expiration	35,808	(15,445)	20,363	36,608	(19,470)	17,138
Other	2,100	(510)	1,590	2,100	(956)	1,144
Total	$105,145	$(53,379)	$51,766	$105,945	$(70,186)	$35,759

Total amortization expense for the three months ended June 30, 2005 and 2006 was $5.0 million and $3.4 million, respectively. For the six months ended June 30, 2005 and 2006, the expense was $10.0 million and $6.9 million, respectively.

	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangibles
Estimated amortization expense for the years ending:
Remaining 2006	$4,784	$1,849	$195	$6,828
2007	5,471	3,166	299	8,936
2008	3,245	2,675	230	6,150
2009	1,764	2,242	178	4,184
2010	807	1,859	137	2,803
2011	443	1,519	105	2,067
thereafter	963	3,828	—	4,791
Total amortization expense after June 30, 2006	$17,477	$17,138	$1,144	$35,759

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

The changes in the carrying amount of goodwill during the six months ended June 30, 2005 and 2006 are shown below.

(Dollars in thousands)	2005	2006
Balance, January 1,	$450,961	$454,015
Contingent period adjustments	(1,745)	—
Adjustment for contingent considerations	997	(526)
Correction of errors	456	—
Balance, June 30,	$450,669	$453,489

Note 7—Business Segments

In April 2005, the Company announced several organizational changes that affected its business segments. The Global Markets Group was eliminated and the activities of this group were transferred. Corporate Treasury, which is responsible for Asset-Liability Management’s (ALM) wholesale funding and the ALM securities and derivatives hedging portfolios of the Company, is now included in “Other.” The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the “Global Markets Division” of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the disposal of most of the Company’s International Banking Group are also reflected in “Other.” The Company is now organized around the target markets it serves and operates in two principal areas:

•       The Community Banking and Investment Services Group offers a range of banking services, primarily to individuals and small businesses, delivered generally through a tri-state (California, Washington and Oregon) network of branches and ATMs. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management and insurance products for businesses and individuals. At June 30, 2005 and 2006, this Group had $312.4 million and $315.7 million, respectively, of goodwill assigned to its businesses.

•       The Commercial Financial Services Group provides credit, depository and cash management services to large corporate and middle-market companies and numerous specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. At June 30, 2005 and 2006, this Group had $138.3 million and $137.8 million, respectively, of goodwill assigned to its businesses.

The information set forth in the table that follows reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table within total assets are the amounts of goodwill for each business segment as of June 30, 2005 and 2006.

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

“Other” is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, “Other” includes the Pacific Rim Corporate Group, which offers financial products to Japanese-owned subsidiaries located in the U.S., Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of our discontinued operations. Except as discussed above, none of the items in “Other” is significant to the Company’s business.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

The business unit results for the prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, discontinued operations and the market view contribution.

	Community Banking and Investment Services Group		Commercial Financial Services Group
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$223,146	$239,697	$236,526	$244,522
Noninterest income (expense)	152,622	162,440	78,027	69,065
Total revenue	375,768	402,137	314,553	313,587
Noninterest expense (income)	257,925	278,095	121,840	130,567
Credit expense (income)	6,308	6,471	25,608	22,682
Income from continuing operations before income taxes	111,535	117,571	167,105	160,338
Income tax expense	41,969	44,127	56,368	54,548
Income from continuing operations	69,566	73,444	110,737	105,790
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income	$69,566	$73,444	$110,737	$105,790
Total assets, end of period—Market View (dollars in millions):	$15,795	$17,806	$20,113	$23,005

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2005	2006	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(445)	$(16,116)	$(517)	$(461)	$458,710	$467,642
Noninterest income (expense)	(8,550)	8,162	(18,545)	(20,439)	203,554	219,228
Total revenue	(8,995)	(7,954)	(19,062)	(20,900)	662,264	686,870
Noninterest expense (income)	15,266	11,947	(6,631)	(7,579)	388,400	413,030
Credit expense (income)	(45,234)	(30,124)	(246)	(29)	(13,564)	(1,000)
Income from continuing operations before income taxes	20,973	10,223	(12,185)	(13,292)	287,428	274,840
Income tax expense	6,274	(1,389)	(4,661)	(5,083)	99,950	92,203
Income from continuing operations	14,699	11,612	(7,524)	(8,209)	187,478	182,637
Income (loss) from discontinued operations, net of income taxes	(296)	274	—	—	(296)	274
Net income	$14,403	$11,886	$(7,524)	$(8,209)	$187,182	$182,911
Total assets, end of period—Market View (dollars in millions):	$15,308	$10,026	$(38)	$(37)	$51,178	$50,800

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

	Community Banking and Investment Services Group		Commercial Financial Services Group
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$435,086	$470,999	$450,988	$480,708
Noninterest income (expense)	300,898	323,340	144,941	136,796
Total revenue	735,984	794,339	595,929	617,504
Noninterest expense (income)	519,189	548,992	238,153	261,582
Credit expense (income)	12,969	13,104	51,385	47,545
Income from continuing operations before income taxes	203,826	232,243	306,391	308,377
Income tax expense	76,576	87,225	102,849	103,400
Income from continuing operations	127,250	145,018	203,542	204,977
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income	$127,250	$145,018	$203,542	$204,977
Total assets, end of period—Market View (dollars in millions):	$15,795	$17,806	$20,113	$23,005

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2005	2006	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$9,370	$(18,032)	$(1,072)	$(940)	$894,372	$932,735
Noninterest income (expense)	(2,053)	15,671	(34,607)	(38,669)	409,179	437,138
Total revenue	7,317	(2,361)	(35,679)	(39,609)	1,303,551	1,369,873
Noninterest expense (income)	36,491	32,182	(12,481)	(15,180)	781,352	827,574
Credit expense (income)	(89,648)	(68,576)	(389)	(73)	(25,683)	(8,000)
Income from continuing operations before income taxes	60,474	34,033	(22,809)	(24,356)	547,882	550,299
Income tax expense	9,954	4,899	(8,726)	(9,316)	180,653	186,207
Income from continuing operations	50,520	29,134	(14,083)	(15,040)	367,229	364,092
Income (loss) from discontinued operations, net of income taxes	1,930	(8,236)	—	—	1,930	(8,236)
Net income	$52,450	$20,898	$(14,083)	$(15,040)	$369,159	$355,856
Total assets, end of period—Market View (dollars in millions):	$15,308	$10,026	$(38)	$(37)	$51,178	$50,800

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

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps. At June 30, 2006, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.4 years.

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

The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate TDs. In these hedging relationships, the Company hedges the LIBOR component of the TD rates, either 1-month LIBOR, 3-month LIBOR, or 6-month LIBOR, based on the original term to maturity of the TDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contract offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor’s lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor’s upper strike rate.

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or TDs, the index and repricing frequencies of the hedge matches those of the loans or TDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or TDs. In the second quarter of 2006, the Company recognized a net loss of $0.1 million due to ineffectiveness, which is recognized in other noninterest expense, compared to a net gain of $0.1 million in the second quarter of 2005.

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

Hedging Strategy for Subordinated Debt

The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, the UnionBanCal Corporation’s ten-year, subordinated debt issuance, and in a separate transaction, the Union Bank of California, N.A.’s ten-year, subordinated debt issuance, in order to convert these liabilities from fixed rate to floating rate instruments. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

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

Economic Hedging Strategy for “MarketPath” Certificates of Deposit

The Company engages in an economic hedging strategy in which interest bearing certificates of deposit (CDs) issued to customers, which are tied to the changes in the Standard and Poor’s 500 index, are exchanged for a fixed rate of interest. The Company accounts for the embedded derivative in the CDs at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is valued at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

Note 9—Commitments and Contingencies

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. As of June 30, 2006, the Company’s maximum exposure to loss for standby and commercial letters of credit was $3.6 billion and $86.3 million, respectively. At June 30, 2006, the carrying value of the Company’s standby and commercial letters of credit totaled $7.1 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet. In addition, at June 30, 2006 the Company’s maximum exposure to loss for standby and commercial letters of credit related to discontinued operations had declined to $9.5 million and $3.1 million, respectively. The corresponding carrying value of these standby and commercial letters of credit totaled less than $0.1 million.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At June 30, 2006, the Company had commitments to fund principal investments of $100.6 million.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments and Contingencies (Continued)

The Company has a contingent consideration agreement that guarantees additional payments to an acquired insurance agency’s stockholders based on the agency’s future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agency’s future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former stockholders. As of June 30, 2006, the Company had no obligation to make any payments under this agreement, which expires in December 2006.

The Company is fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of June 30, 2006, the Company’s maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $151.9 million. The Company maintains a reserve of $6.1 million for these guarantees.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate the sale of the commercial paper. As of June 30, 2006, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.7 billion. The Bank’s guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of June 30, 2006, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion at June 30, 2006. The market value of the associated collateral was $2.1 billion at June 30, 2006.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2006, the maximum exposure to loss under these contracts totaled $0.9 million. At June 30, 2006, the Company maintained a reserve of $0.1 million for losses related to these guarantees.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments and Contingencies (Continued)

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. Reserves for losses from legal actions that are both probable and estimable are recorded at the time of that determination. In addition, management believes that the disposition of all claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

For further discussion of the Company’s commitments, contingencies and guarantees, see Note 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 10—Pension and Other Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2006.

	Pension Benefits		Other Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in thousands)	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$11,373	$13,379	$1,553	$1,785
Interest cost	14,856	16,524	2,002	2,240
Expected return on plan assets	(24,028)	(28,364)	(2,576)	(2,842)
Amortization of prior service cost	267	267	(24)	(22)
Amortization of transition amount	—	—	509	507
Recognized net actuarial loss	7,211	8,618	429	1,065
Total net periodic benefit cost	$9,679	$10,424	$1,893	$2,733

	Pension Benefits		Other Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$22,765	$27,004	$3,102	$3,570
Interest cost	29,176	32,573	4,230	4,480
Expected return on plan assets	(47,933)	(56,720)	(5,175)	(5,685)
Amortization of prior service cost	534	534	(48)	(45)
Amortization of transition amount	—	—	1,018	1,015
Recognized net actuarial loss	13,312	16,181	1,397	2,130
Total net periodic benefit cost	$17,854	$19,572	$4,524	$5,465

During 2006, the Company plans to make $19 million in contributions to its health plan for postretirement benefits.

Note 11—Long-Term Subordinated Debt

On May 11, 2006, the Bank issued $700 million of ten-year Subordinated Notes due on May 11, 2016. The Subordinated Notes, which were issued at a discount price of 99.61 percent of their face value,

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11—Long-Term Subordinated Debt (Continued)

bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11, with the first interest payment date on November 11, 2006. After including the impact of the related interest rate swap discussed below, the amortization of discount and deferred issuance costs, the weighted average interest rate of the Subordinated Notes was 5.66 percent for the period ended June 30, 2006. The Subordinated Notes are junior obligations to the Bank’s existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The Subordinated Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. Provisions of the Subordinated Notes restrict the Bank’s ability to engage in mergers, consolidations, and transfers of substantially all assets.

The Bank has converted its 5.95 percent fixed rate on these notes to a floating rate of interest utilizing $700 million notional amount of interest rate swaps, which qualified as a fair value hedge at June 30, 2006. This transaction meets all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. The market value adjustment to the long-term debt was an unrealized gain of $4.7 million, and the fair value of the hedge was an unrealized loss of $4.7 million.

The Subordinated Notes qualify as Tier 2 risk-based capital under the guidelines for assessing regulatory capital established by the Office of the Comptroller of the Currency.

Note 12—Management Stock Plans

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

The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans may not be less than the fair market value on the date the option is granted. Starting in 2006, the value of options is amortized to compensation expense over the vesting period during which the employees are required to provide service. Prior to January 1, 2006, the Company’s unrecognized compensation expense for nonvested restricted stock reduced retained earnings. With the adoption of SFAS No. 123R, $19 million was reclassified from retained earnings to additional paid-in capital. The value of the restricted stock at the date of grant is amortized to compensation expense over its vesting period with a corresponding credit adjustment to additional paid-in capital. All cancelled or forfeited options and restricted stock become available for future grants.

Under the 2000 Stock Plan, the Company grants stock options and restricted stock and issues shares upon vesting of performance shares that are settled in common stock. Under the 1997 Stock Plan, the Company issues shares upon exercise of outstanding stock options. The Company issues new shares for all awards under the stock plans. At June 30, 2005 and June 30, 2006, a total of 5,672,734 shares and 4,216,223 shares, respectively, were available for future grants under the 2000 Stock Plan as stock options, restricted stock or shares issued upon vesting of performance shares settled in common stock. The remaining shares under the 1997 Stock Plan are not available for future grants.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

In the first quarter of 2006, the Committee determined that performance share awards granted in 2006 are to be redeemed in shares.

Stock Options

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

The following is a summary of stock option transactions under the stock plans for the six months ended June 30, 2006.

	For the Six Months Ended June 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding, beginning of the period	8,696,589	$45.26
Granted	1,052,525	70.13
Exercised	(1,053,833)	40.45
Forfeited	(18,088)	59.73
Options outstanding, end of the period	8,677,193	$48.83	5.95	$142,973
Options exercisable, end of the period	6,134,772	$43.20	5.62	$131,371

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model uses tranches based on expected terms that result in ranges of input assumptions, such ranges are disclosed below. Expected volatilities are based on historical data and implied volatilities from trade options on the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

For the Six Months Ended June 30, 2006
Weighted-average fair value—per share	$12.30
Risk-free interest rates (a range for 1 to 7 year tenors)	4.3 - 4.8%
Expected volatility	16.6 - 22.9%
Weighted-average expected volatility	19.3%
Expected term (in years)	3.4 - 5.4
Expected dividend yield	2.7%

The weighted-average fair value of options granted during the six months ended June 30, 2005 and 2006 was $13.38 and $12.30 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 was $29.2 million and $30.5 million, respectively.

As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock option awards was $25.7 million and the weighted-average period over which it is expected to be recognized was 1.0 year.

Restricted Stock

In general, restricted shares are granted under the 2000 Stock Plan to key employees, and in 2005, to non-employee directors. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions. The awards of restricted stock granted to existing non-employee directors in 2005 will vest in full in July 2006. Restricted stockholders have the right to vote their restricted shares and receive dividends.

The following is a summary of the Company’s nonvested restricted stock awards as of June 30, 2006 and changes during the period ended June 30, 2006.

	For the Six Months Ended June 30, 2006
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	397,957	$64.06
Granted	201,543	69.96
Vested	(54,595)	61.19
Forfeited	(5,074)	65.48
Nonvested restricted awards, end of the period	539,831	$66.54

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2005 and 2006 was $0.7 million and $3.3 million, respectively.

The Company recognized $7.1 million of compensation cost for share-based payment arrangements related to restricted stock awards with $2.7 million of corresponding tax benefit for the six months ended June 30, 2006. As of June 30, 2006, the total unrecognized compensation cost related to nonvested

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

restricted awards was $25.8 million, and the weighted-average period over which it is expected to be recognized was 1.5 years.

Performance Share Plan

Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company’s common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 2,133,733 performance shares remaining for future awards as of June 30, 2006. All performance shares granted prior to 2006 are redeemable in cash and are therefore being accounted for as liabilities. There were 1,050 of these performance shares forfeited for the six months ended June 30, 2006. The value of a performance share under the liability method is equal to the average month-end closing price of the Company’s common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. At June 30, 2005 and 2006, the Company’s liability for the cash settlement of the performance shares was $12.6 million and $13.3 million, respectively.

Under the Performance Share Plan, the Company granted 60,700 units with a grant date of April 1, 2006. These units will be settled in stock at the vesting date of December 31, 2008. The grants have a fair value equal to the stock price on the date of grant of $70.16. At grant date, it was estimated that 6 percent of the shares would forfeit by the vesting date. For the six months ended June 30, 2006, the Company recognized $1.7 million of compensation cost with a corresponding $0.6 million in tax benefits related to this year’s grants. The Company will issue new shares under the 2000 Stock Plan upon vesting for these grants that are redeemable in shares.

Note 13—Subsequent Events

On July 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock. The dividend will be paid on October 6, 2006 to stockholders of record as of September 1, 2006.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part II Item 1A”Risk Factors “of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some factors that may cause results to differ.

You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations for the period ended June 30, 2006 in this Quarterly Report on Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Averages, as presented in the following tables, are substantially all based upon daily average balances.

Introduction

We are a California-based, commercial bank holding company and have, as our major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). We had consolidated assets of $50.8 billion at June 30, 2006. At June 30, 2006, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 63 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2006 results and that could impact our future results. We ask that you carefully read the rest of this document and any other reports that we refer to in this Quarterly Report, for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

Our average loans grew by 15 percent in second quarter 2006 compared to the second quarter 2005 and by 3 percent over the first quarter 2006. This growth has been concentrated in our commercial and residential mortgage lending areas, although we expect that the growth rate in residential mortgage loans will slow if interest rates continue to rise.

Although our deposit base continues to be strong, our average noninterest bearing deposits declined by $1.3 billion in the second quarter 2006 compared to the second quarter of 2005 as deposit pricing pressures, caused by rising short-term interest rates, resulted in customer transfers of funds to interest bearing deposits or other investments. At 44 percent of average total deposits, we believe our average noninterest bearing deposits continue to provide us with a funding advantage compared to most of our peers.

Overall credit quality remained strong during the second quarter 2006. Our nonperforming assets totaled $36 million at June 30, 2006 compared to $62 million at December 31, 2005 and $69 million at June 30, 2005. While such low levels of nonperforming assets are not sustainable, we believe that our responsible lending and monitoring practices will help us maintain high credit quality in our loan portfolios.

During the second quarter 2006, we reversed $5 million of our provision for credit losses ($1 million reversal related to loans and a $4 million reversal of allowance for losses on off-balance sheet commitments)  compared with a reversal of $18 million in the second quarter 2005. We expect that we may need to provide for credit losses during the latter part of 2006 as a result of our anticipated loan growth.

In the second quarter 2006, our net interest income was $468 million compared to $459 million in the second quarter 2005, as we benefited from strong loan growth and higher interest rates offset by higher interest costs.

Noninterest income grew 8 percent in the second quarter 2006 compared with the second quarter 2005, primarily from higher trust and investment management fees related to the strong growth in trust assets.

In the second quarter 2006, our noninterest expense grew to $413 million compared to $388 million in the second quarter 2005. Most of this increase was related to salaries and employee benefits, of which $6 million related to both our adoption of the new share-based compensation accounting rules and higher costs for restricted stock awards.

Our effective tax rate declined to 33.5 percent in the second quarter 2006 from 34.8 percent during the second quarter 2005. This decrease resulted from higher tax credits applied in the current year.

In the second quarter 2006, we returned a significant amount of capital to our stockholders in the form of dividends and common stock repurchases. During the second quarter 2006, we repurchased $121 million in shares of common stock and have $402 million remaining under our current board authorization.

Discontinued Operations

During the third quarter 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consisted of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. During the second quarter 2006, we received an additional $4 million as a contingent purchase price payment.

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. All of our offices designated for disposal were closed as of June 30, 2006. The remaining assets include deposits with banks awaiting approval of repatriation of capital and unremitted profits and loans that are maturing by January 2008. The remaining liabilities primarily consist of accrued expenses, which will be settled when due. For the detailed components of our assets and liabilities from discontinued operations, see Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Included in our net income are the net results of our discontinued operations. For the three and six months ended June 30, 2005 and 2006, income from discontinued operations included the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2005	2006	2005	2006
Net interest income (expense)	$5,146	$(86)	$10,283	$1,639
Provision for loan losses	2,564	—	6,683	—
Noninterest income	17,796	7,105	34,932	12,916
Noninterest expense	20,790	6,588	35,305	27,727
Income (loss) from discontinued operations before income taxes	(412)	431	3,227	(13,172)
Income tax expense (benefit)	(116)	157	1,297	(4,936)
Income (loss) from discontinued operations	$(296)	$274	$1,930	$(8,236)

For the three months ended June 30, 2005 and 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $4.2 million and $0.4 million, respectively. For the six months ended June 30, 2005 and 2006, the interest expense allocated to discontinued operations was  $6.6 million and $1.1 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

Noninterest income for the second quarter 2006 included a $4 million payment from Wachovia Bank, N.A., reflecting the final settlement upon the conversion of our international correspondent banking customer base. Included in noninterest expense were compliance related expenses of $8.4 million and $1.8 million for the three months ended June 30, 2005 and 2006, respectively, and $11.0 million and $7.1 million for the six months ended June 30, 2005 and 2006, respectively. We recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

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

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Financial Performance

Summary of Financial Performance

	For the Three Months		Increase (Decrease)		For the Six Months		Increase (Decrease)
	Ended June 30,		2006 versus 2005		Ended June 30,		2006 versus 2005
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of Operations
Net interest income(1)	$458,710	$467,642	$8,932	1.9%	$894,372	$932,735	$38,363	4.3%
Noninterest income
Service charges on deposit accounts	79,746	81,837	2,091	2.6	159,013	163,472	4,459	2.8
Trust and investment management fees	41,590	48,380	6,790	16.3	83,553	98,495	14,942	17.9
Insurance commissions	19,340	17,752	(1,588)	(8.2)	41,357	37,270	(4,087)	(9.9)
Merchant banking fees	18,114	8,396	(9,718)	(53.6)	24,380	16,625	(7,755)	(31.8)
Securities gains (losses), net	(13,313)	1,993	15,306	nm	(12,969)	1,779	14,748	nm
Gain on private capital investments, net	5,261	3,702	(1,559)	(29.6)	13,196	6,529	(6,667)	(50.5)
Other noninterest income	52,816	57,168	4,352	8.2	100,649	112,968	12,319	12.2
Total noninterest income	203,554	219,228	15,674	7.7	409,179	437,138	27,959	6.8
Total revenue	662,264	686,870	24,606	3.7	1,303,551	1,369,873	66,322	5.1
Reversal of allowance for loan losses	(13,564)	(1,000)	12,564	92.6	(25,683)	(8,000)	17,683	68.9
Noninterest expense
Salaries and employee benefits	233,976	248,637	14,661	6.3	465,734	501,132	35,398	7.6
Outside services	26,468	30,704	4,236	16.0	47,715	59,313	11,598	24.3
Professional services	13,150	17,038	3,888	29.6	24,891	31,585	6,694	26.9
Advertising and public relations	8,903	11,270	2,367	26.6	16,543	21,501	4,958	30.0
Foreclosed asset income	(2,577)	(7,782)	(5,205)	nm	(2,171)	(15,149)	(12,978)	nm
Reversal of allowance for losses on off-balance sheet commitments	(4,000)	(4,000)	—	—	(1,000)	(7,000)	(6,000)	nm
Other noninterest expense	112,480	117,163	4,683	4.2	229,640	235,544	5,904	2.6
Total noninterest expense	388,400	413,030	24,630	6.3	781,352	827,574	46,222	5.9
Income from continuing operations before income taxes	287,428	274,840	(12,588)	(4.4)	547,882	550,299	2,417	0.4
Income tax expense	99,950	92,203	(7,747)	(7.8)	180,653	186,207	5,554	3.1
Income from continuing operations	187,478	182,637	(4,841)	(2.6)	367,229	364,092	(3,137)	(0.9)
Income (loss) from discontinued operations before income taxes	(412)	431	843	nm	3,227	(13,172)	(16,399)	nm
Income tax expense (benefit)	(116)	157	273	nm	1,297	(4,936)	(6,233)	nm
Income (loss) from discontinued operations	(296)	274	570	nm	1,930	(8,236)	(10,166)	nm
Net income	$187,182	$182,911	$(4,271)	(2.3)%	$369,159	$355,856	$(13,303)	(3.6)%

(1)                   Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

The primary contributors to our financial performance for the second quarter of 2006 compared to the second quarter of 2005 are presented below.

•       The reversal of our allowance for loan losses in the second quarter of 2006 is due to sustained improvement in credit quality, primarily in our commercial loan portfolio. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be at  its peak. (See our discussion under “Allowances for Credit Losses.”)

•       Our net interest income was favorably influenced by higher earning asset volumes (including higher volume for commercial, financial and industrial loans, residential mortgages and construction loans) and higher average yields on our earning assets. Offsetting these positive influences to our net interest income were higher rates on interest bearing liabilities, lower hedge income and lower noninterest bearing deposits. (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits increased slightly primarily due to higher overdraft fees related to a change in our overdraft and nonsufficient funds fee structure, partly offset by lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances;

—              Trust and investment management fees were higher primarily due to continued strong sales and growth in trust assets. Managed assets increased by approximately 2 percent and non-managed assets increased by approximately 4 percent from June 30, 2005 to June 30, 2006. Total assets under administration increased by approximately 4 percent, to $217.2 billion, for the same period;

—              Insurance commissions were lower mainly due to lower revenues from construction-related projects, which slowed in 2006, and the timing lag in policy renewals;

—              Merchant banking fees were lower due to a higher volume of syndication transactions in the prior year quarter;

—              Securities gains were higher mainly due to a $13.3 million loss on the sale of government agency securities in the same period last year;

—              Net gains on the sales and capital distributions on private capital investments were lower compared to the prior year due to lower activity; and

—              Included in other noninterest income was a $1.8 million gain that resulted from the share redemption by MasterCard Incorporated as part of its May 2006 initial public offering and lower trading provision adjustments to our reserve for losses on customer derivative contracts.

Our higher noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       higher performance-related incentive expense from the amortization of stock options and the increased expense for higher levels of grants of restricted stock in the second quarter of 2006;

•       additional contract labor staff for compliance related activities; and

•       annual merit increases and higher staff levels;

—              Outside services expense increased mainly due to increased trust sub-advisory and administrative expenses;

—              Professional services expense increased mainly due to consulting costs related to certain compliance activities; and

—              Foreclosed asset income reflected a $7.8 million gain on the sale of foreclosed property, compared to a $2.6 million gain on sale in the second quarter of 2005.

The primary contributors to our financial performance for the first six months of 2006 compared to the first six months of 2005 are presented below.

•       The reversal of our allowance for loan losses for the first six months of 2006 is due to sustained improvement in credit quality, primarily in our commercial loan portfolio. However, this trend is balanced by increasing uncertainty in the economic outlook coupled with indications that the improvement in credit quality could be at  its peak. (See our discussion under “Allowances for Credit Losses.”)

•       Our net interest income was favorably influenced by higher earning asset volumes (including higher volumes for commercial, financial and industrial loans, residential mortgages and construction loans) and higher average yields on our earning assets. Offsetting these positive influences to our net interest income were higher rates on interest bearing liabilities, lower hedge income and lower noninterest bearing deposits. (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits increased primarily due to higher overdraft fees related to a change in our overdraft and nonsufficient funds fee structure, partly offset by lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances;

—              Trust and investment management fees benefited from continued strong sales and growth in trust assets and a one-time $3.8 million increase in trust fees resulting from a refinement in our accrual accounting methodology;

—              Insurance commissions decreased mainly due to lower revenues from construction-related projects, which slowed in 2006, and lower contingent revenues;

—              Merchant banking fees decreased due to a lower volume of syndication transactions than in the same period last year;

—              Securities gains were higher mainly due to a $13.3 million loss on the sale of government agency securities in the same period last year;

—              Lower net gains on the sales and capital distributions on private capital investments compared to the prior year; and

—              Higher other noninterest income, which included gains of $4.2 million from the sales of leased equipment, a $1.8 million gain that resulted from the share redemption by MasterCard Incorporated and lower trading provision adjustments to our reserve for losses on customer derivative contracts.

Our higher noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       higher performance-related incentive expense from the amortization of stock options and the increased expense for higher levels of grants of restricted stock in the second quarter of 2006;

•       additional contract labor staff for compliance related activities;

•       annual merit increases and higher staff levels; and

•       higher employee benefits expense mainly due to increased employee taxes resulting from increased base salaries and the impact of the lower discount rate we used to calculate our future pension and other postretirement liabilities (reduced from 5.75 percent at

December 31, 2004 to 5.50 percent at December 31, 2005) and higher health insurance expense;

—              Outside services expense increased mainly as a result of higher cost of services related to title and escrow deposit balances stemming from a higher earnings credit rate in the first half of 2006 as well as increased trust sub-advisory and administrative expenses;

—              Professional services expense increased mainly due to compliance related expenses;

—              Foreclosed asset income for the first six months of 2006, which was higher due to sales of foreclosed properties;

—              Provision for losses on off-balance sheet commitments, which declined by $6.0 million compared to the first six months of 2005 as a result of improvements in the credit quality of our borrowers; and

—              Higher other noninterest expense, which included higher software costs, business development costs and charitable contributions, partly offset by declining amortization of intangibles expense.

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	June 30, 2005			June 30, 2006
		Interest	Average		Interest	Average	Average		Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense(1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)	$30,610,512	$438,791	5.74%	$35,146,976	$548,017	6.25%	$4,536,464	14.8%	$109,226	24.9%
Securities—taxable	10,959,220	101,672	3.71	8,349,759	102,733	4.92	(2,609,461)	(23.8)	1,061	1.0
Securities—tax-exempt	66,207	1,347	8.14	63,222	1,275	8.06	(2,985)	(4.5)	(72)	(5.3)
Interest bearing deposits in banks	74,200	396	2.14	34,462	423	4.92	(39,738)	(53.6)	27	6.8
Federal funds sold and securities purchased under resale agreements	696,177	5,256	3.03	379,412	4,725	4.99	(316,765)	(45.5)	(531)	(10.1)
Trading account assets	261,753	1,049	1.61	384,763	1,685	1.76	123,010	47.0	636	60.6
Total earning assets	42,668,069	548,511	5.15	44,358,594	658,858	5.95	1,690,525	4.0	110,347	20.1
Allowance for loan losses	(399,243)			(334,556)			64,687	(16.2)
Cash and due from banks	2,307,361			2,107,846			(199,515)	(8.6)
Premises and equipment, net	521,362			506,607			(14,755)	(2.8)
Other assets	2,385,261			2,690,883			305,622	12.8
Total assets	$47,482,810			$49,329,374			$1,846,564	3.9%
Liabilities
Domestic deposits:
Interest bearing	$12,444,947	$32,017	1.03	$12,614,869	$65,457	2.08	$169,922	1.4%	$33,440	nm
Savings and consumer time	4,703,221	14,129	1.20	4,470,764	21,502	1.93	(232,457)	(4.9)	7,373	52.2
Large time	3,441,815	21,278	2.48	5,062,473	56,718	4.49	1,620,658	47.1	35,440	nm
Total interest bearing deposits	20,589,983	67,424	1.31	22,148,106	143,677	2.60	1,558,123	7.6	76,253	nm
Federal funds purchased and securities sold under repurchase agreements	1,160,373	8,217	2.84	748,050	8,902	4.77	(412,323)	(35.5)	685	8.3
Net funding allocated from (to) discontinued operations(4)	(590,255)	(4,179)	2.84	(36,123)	(447)	4.97	554,132	(93.9)	3,732	(89.3)
Commercial paper	1,158,629	7,807	2.70	1,650,266	19,137	4.65	491,637	42.4	11,330	nm
Other borrowed funds	197,694	1,817	3.69	108,095	1,476	5.47	(89,599)	(45.3)	(341)	(18.8)
Medium and long-term debt	799,514	7,459	3.74	1,179,432	16,875	5.74	379,918	47.5	9,416	nm
Trust notes	15,619	238	6.10	15,167	238	6.28	(452)	(2.9)	—	—
Total borrowed funds	2,741,574	21,359	3.12	3,664,887	46,181	5.05	923,313	33.7	24,822	nm
Total interest bearing liabilities	23,331,557	88,783	1.53	25,812,993	189,858	2.95	2,481,436	10.6	101,075	nm
Noninterest bearing deposits	18,808,040			17,543,946			(1,264,094)	(6.7)
Other liabilities	1,198,063			1,432,959			234,896	19.6
Total liabilities	43,337,660			44,789,898			1,452,238	3.4
Stockholders’ Equity
Common equity	4,145,150			4,539,476			394,326	9.5
Total stockholders’ equity	4,145,150			4,539,476			394,326	9.5
Total liabilities and stockholders’ equity	$47,482,810			$49,329,374			$1,846,564	3.9%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		459,728	4.32%		469,000	4.23%			9,272	2.0
Less: taxable-equivalent adjustment		1,018			1,358				340	33.4
Net interest income		$458,710			$467,642				$8,932	1.9%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	June 30, 2005	June 30, 2006
Assets	$1,981,576	$79,188
Liabilities	$1,391,321	$43,065
Net assets	$590,255	$36,123

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

(4)                   In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking  business. All periods presented have been restated to reflect discontinued operations. Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding quarter’s fed funds purchased rate.

nm = not meaningful

	For the Six Months Ended						Increase (Decrease) in
	June 30, 2005			June 30, 2006			Average Balance		Interest Income/ Expense(1)
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)	$30,164,834	$843,915	5.63%	$34,602,546	$1,061,005	6.17%	$4,437,712	14.7%	$217,090	25.7%
Securities—taxable	11,037,856	201,611	3.65	8,292,126	198,787	4.79	(2,745,730)	(24.9)	(2,824)	(1.4)
Securities—tax-exempt	66,673	2,672	8.02	64,207	2,572	8.01	(2,466)	(3.7)	(100)	(3.7)
Interest bearing deposits in banks	117,253	1,129	1.94	47,084	1,159	4.96	(70,169)	(59.8)	30	2.7
Federal funds sold and securities purchased under resale agreements	537,615	7,629	2.86	362,471	8,570	4.77	(175,144)	(32.6)	941	12.3
Trading account assets	243,343	1,957	1.62	356,556	3,215	1.82	113,213	46.5	1,258	64.3
Total earning assets	42,167,574	1,058,913	5.05	43,724,990	1,275,308	5.86	1,557,416	3.7	216,395	20.4
Allowance for loan losses	(401,328)			(341,568)			59,760	(14.9)
Cash and due from banks	2,245,353			2,113,853			(131,500)	(5.9)
Premises and equipment, net	522,843			516,748			(6,095)	(1.2)
Other assets	2,366,366			2,662,595			296,229	12.5
Total assets	$46,900,808			$48,676,618			$1,775,810	3.8%
Liabilities
Domestic deposits:
Interest bearing	$12,339,352	$57,434	0.94	$12,936,591	$127,815	1.99	$597,239	4.8%	$70,381	nm
Savings and consumer time	4,740,418	27,173	1.16	4,469,204	39,990	1.80	(271,214)	(5.7)	12,817	47.2
Large time	3,232,911	38,645	2.41	4,339,551	91,181	4.24	1,106,640	34.2	52,536	nm
Total interest bearing deposits	20,312,681	123,252	1.22	21,745,346	258,986	2.40	1,432,665	7.1	135,734	nm
Federal funds purchased and securities sold under repurchase agreements	1,219,788	15,672	2.59	810,704	18,312	4.55	(409,084)	(33.5)	2,640	16.8
Net funding allocated from (to) discontinued operations(4)	(506,651)	(6,636)	2.64	(46,548)	(1,055)	4.57	460,103	(90.8)	5,581	(84.1)
Commercial paper	1,012,855	12,367	2.46	1,447,492	31,585	4.40	434,637	42.9	19,218	nm
Other borrowed funds	189,154	3,346	3.57	187,736	4,391	4.72	(1,418)	(0.7)	1,045	31.2
Medium and long-term debt	804,154	13,991	3.51	990,771	27,272	5.55	186,617	23.2	13,281	94.9
Trust notes	15,676	476	6.08	15,223	476	6.26	(453)	(2.9)	—	—
Total borrowed funds	2,734,976	39,216	2.89	3,405,378	80,981	4.80	670,402	24.5	41,765	nm
Total interest bearing liabilities	23,047,657	162,468	1.42	25,150,724	339,967	2.73	2,103,067	9.1	177,499	nm
Noninterest bearing deposits	18,489,499			17,531,006			(958,493)	(5.2)
Other liabilities	1,186,928			1,455,808			268,880	22.7
Total liabilities	42,724,084			44,137,538			1,413,454	3.3
Stockholders’ Equity
Common equity	4,176,724			4,539,080			362,356	8.7
Total stockholders’ equity	4,176,724			4,539,080			362,356	8.7
Total liabilities and stockholders’ equity	$46,900,808			$48,676,618			$1,775,810	3.8%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		896,445	4.27%		935,341	4.29%			38,896	4.3
Less: taxable-equivalent adjustment		2,073			2,606				533	25.7
Net interest income		$894,372			$932,735				$38,363	4.3%

Average Assets and Liabilities of Discontinued Operations for the Six Months Ended:	June 30, 2005	June 30, 2006
Assets	$1,973,171	$347,431
Liabilities	$1,466,520	$300,883
Net assets	$506,651	$46,548

(1)          Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)          Annualized.

(3)          Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)          In September 2005, Union Bank of California, N.A. committed to a plan for disposal of its international correspondent banking business. All periods presented have been restated to reflect discontinued operations.  Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations.  The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding quarter's fed funds purchased rate. The year-to-date expense (earnings) amount is the sum of the quarterly amounts.

nm = not meaningful

Net interest income in the second quarter 2006, on a taxable-equivalent basis, increased 2 percent from the second quarter 2005. Our results were primarily due to the following:

•       Average earning assets increased $1.7 billion, or 4 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $2.4 billion increase in average commercial loans and a $1.4 billion increase in average residential mortgages, while average securities declined by $2.6 billion as a result of sales of approximately $1.5 billion in lower yielding agency securities between June 2005 and December 2005 and maturities offset by purchases of $1.0 billion in higher yielding non-agency securities between December 2005 and February 2006;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 80 basis points, despite being negatively impacted by lower hedge income, which decreased by $15.1 million;

•       Average noninterest bearing deposits decreased $1.3 billion, or 7 percent, including a decrease of $733 million, or 22 percent, in average title and escrow deposits due to lower residential real estate activity. Average business demand deposits, excluding title and escrow deposits, declined $441 million, or 4 percent, primarily due to deposit pricing pressures resulting from rising short-term interest rates. Consumer demand deposits decreased $90 million, or 3 percent. Average noninterest bearing deposits represented 44 percent of average total deposits in second quarter 2006 compared to 48 percent in the second quarter of 2005; and

•       In the second quarter 2006, the annualized average all-in cost of funds, which included lower hedge income of $4.3 million, was 1.76 percent, reflecting our average deposit-to-loan ratio of 113 percent and the relatively high proportion of noninterest bearing deposits to total deposits.

As a result of these changes, our net interest margin decreased by 9 basis points.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For 2006, these derivative positions are expected to provide less net interest income than in 2005, as positions mature and, to a lesser extent, as interest rates rise. However, as we expected, the declines in hedge income have been offset by increased yields on the underlying variable rate loans. For the quarters ended June 30, 2005 and 2006, we had hedge income for our loans of $3.1 million and hedge expense of $12.0 million, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $4.3 million and hedge expense of less than $0.1 million in the quarters ended June 30, 2005 and 2006, respectively.

Net interest income in the first six months of 2006, on a taxable-equivalent basis, increased 4 percent, from the first six months of 2005. Our results were primarily due to the following:

•       Average earning assets increased $1.6 billion, or 4 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $2.2 billion increase in average commercial loans and a $1.5 billion increase in average residential mortgages, while average securities declined by $2.7 billion;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 81 basis points, despite being negatively impacted by lower hedge income, which decreased by $29.0 million;

•       Average noninterest bearing deposits decreased $958 million, or 5 percent, including a decrease of $557 million, or 18 percent, in average title and escrow deposits due to lower residential real estate activity. Average business demand deposits, excluding title and escrow deposits, declined $371 million, or 3 percent, primarily due to deposit pricing pressures resulting from rising short-term interest rates. Consumer demand deposits decreased $31 million, or 1 percent. Average noninterest bearing deposits represented 45 percent of average total deposits in the first six months of 2006 compared to 48 percent of average total deposits in the first six months of 2005; and

•  In the first six months of 2006, the annualized average all-in cost of funds, which included lower hedge income of $6.9 million, was 1.61 percent, reflecting our average deposit-to-loan ratio of 114 percent and the relatively high proportion of noninterest bearing deposits to total deposits.

As a result of these changes, our net interest margin increased by 2 basis points.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term CDs, and to convert our long-term, fixed-rate borrowings to floating rate. For the six months ended June 30, 2005 and 2006, we had hedge income for our loans of $9.2 million and hedge expense of $19.8 million, respectively. For deposits and long-term fixed rate borrowings, hedge income was $7.7 million and $0.8 million for the first six months of June 30, 2005 and 2006, respectively.

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Service charges on deposit accounts	$79,746	$81,837	$2,091	2.6%	$159,013	$163,472	$4,459	2.8%
Trust and investment management fees	41,590	48,380	6,790	16.3	83,553	98,495	14,942	17.9
Insurance commissions	19,340	17,752	(1,588)	(8.2)	41,357	37,270	(4,087)	(9.9)
Brokerage commissions and fees	8,605	10,330	1,725	20.0	17,577	18,125	548	3.1
Merchant banking fees	18,114	8,396	(9,718)	(53.6)	24,380	16,625	(7,755)	(31.8)
Foreign exchange gains, net	8,551	8,307	(244)	(2.9)	16,721	16,125	(596)	(3.6)
Card processing fees, net	6,464	7,206	742	11.5	12,071	13,903	1,832	15.2
Securities gains (losses), net	(13,313)	1,993	15,306	nm	(12,969)	1,779	14,748	nm
Gain on private capital investments, net	5,261	3,702	(1,559)	(29.6)	13,196	6,529	(6,667)	(50.5)
Other	29,196	31,325	2,129	7.3	54,280	64,815	10,535	19.4
Total noninterest income	$203,554	$219,228	$15,674	7.7%	$409,179	$437,138	$27,959	6.8%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
	June	June	Increase (Decrease)		June	June	Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Salaries and other compensation	$186,998	$201,689	$14,691	7.9%	$365,955	$395,948	$29,993	8.2%
Employee benefits	46,978	46,948	(30)	(0.1)	99,779	105,184	5,405	5.4
Salaries and employee benefits	233,976	248,637	14,661	6.3	465,734	501,132	35,398	7.6
Net occupancy	33,553	34,519	966	2.9	65,915	67,356	1,441	2.2
Outside services	26,468	30,704	4,236	16.0	47,715	59,313	11,598	24.3
Equipment	16,933	16,846	(87)	(0.5)	34,336	34,768	432	1.3
Software	14,731	15,323	592	4.0	28,706	31,667	2,961	10.3
Professional services	13,150	17,038	3,888	29.6	24,891	31,585	6,694	26.9
Advertising and public relations	8,903	11,270	2,367	26.6	16,543	21,501	4,958	30.0
Communications	9,762	10,061	299	3.1	20,142	20,613	471	2.3
Data processing	8,427	7,845	(582)	(6.9)	17,296	15,243	(2,053)	(11.9)
Intangible asset amortization	4,985	3,427	(1,558)	(31.3)	9,971	6,857	(3,114)	(31.2)
Foreclosed asset income	(2,577)	(7,782)	(5,205)	nm	(2,171)	(15,149)	(12,978)	nm
Reversal of allowance for losses on off-balance sheet commitments	(4,000)	(4,000)	—	—	(1,000)	(7,000)	(6,000)	nm
Other	24,089	29,142	5,053	21.0	53,274	59,688	6,414	12.0
Total noninterest expense	$388,400	$413,030	$24,630	6.3%	$781,352	$827,574	$46,222	5.9%

nm = not meaningful

Income Tax Expense

Income tax expense on continuing operations in the second quarter 2006 resulted in a 33.5 percent effective income tax rate compared with an effective tax rate of 34.8 percent for the second quarter 2005. The decrease in the effective tax rate was due primarily to higher tax credits in 2006. Income tax expense in the first six months of 2006 resulted in a 33.8 percent effective tax rate compared with an effective tax rate of 33.0 percent for the first six months of 2005. The lower tax rate in 2005 was due primarily to a reduction in reserves of $10.0 million in the first quarter of 2005 for estimated amounts owed to the Internal Revenue Service with respect to certain leveraged leasing transactions.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Loans

The following table shows loans outstanding by loan type.

				Increase (Decrease) June 30, 2006 From:
	June 30,	December 31,	June 30,	June 30, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Domestic:
Commercial, financial and industrial	$10,546,329	$11,450,955	$12,218,058	$1,671,729	15.9%	$767,103	6.7%
Construction	1,240,752	1,447,292	1,849,236	608,484	49.0	401,944	27.8
Mortgage:
Residential	10,457,449	11,380,728	11,844,946	1,387,497	13.3	464,218	4.1
Commercial	5,538,578	5,682,624	5,649,504	110,926	2.0	(33,120)	(0.6)
Total mortgage	15,996,027	17,063,352	17,494,450	1,498,423	9.4	431,098	2.5
Consumer:
Installment	790,963	891,062	1,021,542	230,579	29.2	130,480	14.6
Revolving lines of credit	1,676,701	1,610,680	1,488,533	(188,168)	(11.2)	(122,147)	(7.6)
Total consumer	2,467,664	2,501,742	2,510,075	42,411	1.7	8,333	0.3
Lease financing	594,952	579,593	568,914	(26,038)	(4.4)	(10,679)	(1.8)
Total loans held to maturity	30,845,724	33,042,934	34,640,733	3,795,009	12.3	1,597,799	4.8
Total loans held for sale	15,511	52,661	107,100	91,589	nm	54,439	nm
Total loans	$30,861,235	$33,095,595	$34,747,833	$3,886,598	12.6%	$1,652,238	5.0%

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

The commercial, financial and industrial loan portfolio increased in the second quarter 2006 from the second quarter 2005 mainly due to increased loan demand primarily in the oil and gas and national corporate segments as well as the California middle market.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase in the second quarter 2006 from the second quarter 2005 was mainly due to increased demand for commercial financing of office, industrial, and retail projects.

The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages between the second quarter of 2006 and the second quarter of 2005 was mainly due to increased demand in the California middle market for real estate related financing.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At June 30, 2006, 61 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 65 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

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

Lease Financing

We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $550 million, which are net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2005, for any country where such outstandings exceeded 1 percent of total assets. For the periods ended December 31, 2005 and June 30, 2006 there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
June 30, 2005
Korea	$626	$—	$7	$633

Provision for Loan Losses

We recorded a reversal of the allowance for loan losses of $1 million in the second quarter of 2006, compared with a reversal of the allowance for loan losses of $14 million in the second quarter of 2005. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below. We recorded a recovery of $4 million for losses related to the change in the allowance for losses on off-balance sheet commitments in both the second quarter 2006 and 2005.

Allowances for Credit Losses

Allowance Policy and Methodology

We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Comparison of the Total Allowances and Related Provision for Credit Losses from December 31, 2005

At June 30, 2006, our total allowances for credit losses was $408 million, which consisted of $329 million related to loans and $79 million related to off-balance sheet commitments. The allowances for credit losses consisted of $341 million and $67 million of allocated and unallocated allowance, respectively. At June 30, 2006, our allowances for credit loss coverage ratios were 1.17 percent of total loans and 1,130 percent of total nonaccrual loans. At December 31, 2005, our total allowances for credit losses was $438 million, or 1.32 percent of the total loan portfolio and 744 percent of total nonaccrual loans.

In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At June 30, 2006, total impaired loans were $21 million, and the associated impairment allowance was $1 million, compared with $59 million and $13 million, respectively, at December 31, 2005.

At June 30, 2006 and December 31, 2005, the allowance for losses related to off-balance sheet commitments included within our total allowances for credit losses, was $79 million and $86 million,

respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

We recorded a reversal of our allowance for loan losses of $1 million in the second quarter 2006, as a result of management’s assessment of factors, including improvements in the quality of our loan portfolio, growth in the U.S. economy and stable conditions in domestic markets in which we operate, offset by the growth in the loan portfolio.

During the second quarter of 2006, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

Changes in the Allocated (Formula and Specific) Allowance

At June 30, 2006, the formula allowance decreased to $335 million, compared to $356 million at December 31, 2005. The net decrease was due primarily to the impact of a decrease in criticized loans and to changes in our estimated loss factors, partially offset by growth in the commercial loan portfolio.

At June 30, 2006, the specific allowance decreased to $6 million, compared to $17 million at December 31, 2005. This decrease was primarily reflective of lower nonaccrual loans.

Changes in the Unallocated Allowance

At June 30, 2006, the unallocated allowance increased modestly to $67 million from $65 million at December 31, 2005, reflecting management’s belief that maintaining the unallocated allowance near our December 31, 2005 assessment is appropriate based on continuing uncertainty associated with our principal portfolio segments as we approach a turning point in credit quality trends. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

In our assessment as of June 30, 2006, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

•       With respect to commercial real estate, we considered the improvement in the commercial real estate sector, partly offset by weakness in the residential construction market, which could be in the range of $8 million to $18 million.

•       With respect to concentrated sales, which include suppliers of “big box” stores like Costco, Wal-Mart, Home Depot, Lowe’s and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $7 million to $12 million.

•       With respect to contractors, we considered the decline in new home sales and the impact of higher commodity prices on contractor margins, which could be in the range of $5 million to $7 million.

•       With respect to leasing, we considered the uncertain state of the airline industry, as well as improving positions in our utilities portfolio, which could be in the range of $3 million to $6 million.

Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Balance, beginning of period	$401,275	$339,443	$(61,832)	(15.4)%	$399,156	$351,532	$(47,624)	(11.9)%
Loans charged off:
Commercial, financial and industrial	4,026	18,425	14,399	nm	7,363	29,169	21,806	nm
Construction	—	—	—	nm	118	—	(118)	(100.0)
Mortgage	11	336	325	nm	1,307	336	(971)	(74.3)
Consumer	1,018	876	(142)	(13.9)	2,101	1,794	(307)	(14.6)
Lease financing	71	3	(68)	(95.8)	202	22	(180)	(89.1)
Total loans charged off	5,126	19,640	14,514	nm	11,091	31,321	20,230	nm
Recoveries of loans previously charged off:
Commercial, financial and industrial	11,842	8,937	(2,905)	(24.5)	31,442	10,846	(20,596)	(65.5)
Construction	34	—	(34)	(100.0)	34	—	(34)	(100.0)
Mortgage	25	—	(25)	(100.0)	48	2	(46)	(95.8)
Consumer	411	436	25	6.1	1,001	876	(125)	(12.5)
Lease financing	120	10	(110)	(91.7)	137	4,238	4,101	nm
Total recoveries of loans previously charged off	12,432	9,383	(3,049)	(24.5)	32,662	15,962	(16,700)	(51.1)
Net loans charged off (recovered)	(7,306)	10,257	17,563	nm	(21,571)	15,359	36,930	nm
Reversal of allowance for loan losses	(13,564)	(1,000)	12,564	(92.6)	(25,683)	(8,000)	17,683	(68.9)
Foreign translation adjustment and other net additions (deductions)	(45)	152	197	nm	(72)	165	237	nm
Ending balance of allowance for loan losses	394,972	328,338	(66,634)	(16.9)%	394,972	328,338	(66,634)	(16.9)%
Allowance for losses on off-balance sheet commitments	81,375	79,374	(2,001)	(2.5)	81,375	79,374	(2,001)	(2.5)
Allowances for credit losses	$476,347	$407,712	$(68,635)	(14.4)%	$476,347	$407,712	$(68,635)	(14.4)%
Allowances for credit losses to total loans	1.54%	1.17%			1.54%	1.17%
Reversal of allowance for loan losses to net loans charged off (recovered)	185.66	(9.75)			119.06	(52.09)
Net loans charged off (recovered) to average loans outstanding for the period(1)	(0.10)	0.12			(0.14)	0.09

(1)           Annualized.

nm = not meaningful

Total loans charged off in the second quarter 2006 increased from the second quarter 2005, primarily due to the charge-off of two commercial loans, one of which was in excess of $11 million. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provision for credit losses. In addition, second quarter 2006 recoveries of loans previously charged off decreased from the second quarter of 2005 primarily as a result of three large recoveries in the second quarter of 2005 totaling over $8.0 million. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

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

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) June 30, 2006 From:
	June 30,	December 31,	June 30,	June 30, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$35,510	$50,073	$4,021	$(31,489)	(88.7)%	$(46,052)	(92.0)%
Construction	1,425	—	—	(1,425)	(100.0)	—	nm
Commercial mortgage	11,168	8,819	16,918	5,750	51.5	8,099	91.8
Lease financing	17,960	—	15,140	(2,820)	(15.7)	15,140	nm
Total nonaccrual loans	66,063	58,892	36,079	(29,984)	(45.4)	(22,813)	(38.7)
Foreclosed assets	2,882	2,753	272	(2,610)	(90.6)	(2,481)	(90.1)
Total nonperforming assets	$68,945	$61,645	$36,351	$(32,594)	(47.3)	$(25,294)	(41.0)
Allowances for credit losses(1)	$476,347	$437,907	$407,712	$(68,635)	(14.4)%	$(30,195)	(6.9)%
Nonaccrual loans to total loans	0.21%	0.18%	0.10%
Allowances for credit losses to nonaccrual loans	721.05	743.58	1,130.05
Nonperforming assets to total loans and foreclosed assets	0.22	0.19	0.10
Nonperforming assets to total assets	0.13	0.12	0.07

(1)                   Includes allowance for losses related to off-balance sheet commitments.

nm = not meaningful

The decrease in nonaccrual commercial, financial, and industrial loans was primarily due to pay-downs, note sales, and charge-offs. During the second quarter 2006, we sold approximately $8 million of nonperforming loans with no comparable sales in the second quarter 2005. Losses and recoveries that result when the sale decision is made are reflected in our net charge-offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) June 30, 2006 From:
	June 30,	December 31,	June 30,	June 30, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$578	$187	$426	$(152)	(26.3)%	$239	127.8%
Construction	1,180	677	—	(1,180)	(100.0)	(677)	(100.0)
Mortgage:
Residential	1,929	2,784	1,480	(449)	(23.3)	(1,304)	(46.8)
Commercial	30	499	568	538	nm	69	13.8
Total mortgage	1,959	3,283	2,048	89	4.5	(1,235)	(37.6)
Consumer and other	643	819	976	333	51.8	157	19.2
Total loans 90 days or more past due and still accruing	$4,360	$4,966	$3,450	$(910)	(20.9)%	$(1,516)	(30.5)%

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk exists primarily in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables and to ensure the Bank has adequate sources of liquidity. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time and capital stability. During the second quarter 2006, the Bank’s structure for governing market risk was enhanced by expanding the involvement of Executive Management in the process.

The Board of Directors, through its Finance and Capital Committee, approves our Asset and Liability Management (ALM), Investment and Derivatives Policy, which governs the management of market risk and guides our investment and derivatives activities. The ALM Committee (ALCO) is comprised of the members of the CEO Forum and our Treasurer. ALCO provides the broad and strategic guidance of market risk management. ALCO is also responsible for ongoing management of market risk and approves specific risk management programs. The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding, investment, and derivatives hedging activities of Corporate Treasury. The manager of the Global Markets Division is responsible for operating management of price risk through the trading activities conducted in that division. The Market Risk Monitoring unit is responsible for the monitoring of market risk and functions independently of all operating and management units.

We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

Interest Rate Risk Management (Other Than Trading)

During the second quarter of 2006, our interest rate risk shifted from asset sensitive to a neutral profile as a result of several factors. We allowed $200 million notional amount of interest rate floors to expire without replacement (see our discussion of “ALM Derivatives” below) and we added $700 million notional amount of interest rate swaps to convert the Bank’s $700 million fixed rate debt issuance to floating rates. Additionally, changes in our core balance sheet composition and refinements to our deposit modeling continued to reduce our asset sensitivity.

At June 30, 2006, Economic Net Interest Income (NII) sensitivity was neutral to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.36 percent, while a similar downward shift would reduce it by 0.13 percent. This compares with an estimated 2.68 percent increase and 3.48 percent decrease, respectively, at June 30, 2005. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic

NII adjusts our reported NII for the effect of certain non-interest bearing deposit related fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

Economic NII

	June 30,	December 31,	June 30,
(Dollars in millions)	2005	2005	2006
+200 basis points	$51.3	$18.9	$(7.3)
as a percentage of base case NII	2.68%	0.93%	0.36%
-200 basis points	$(66.5)	$(40.2)	$(2.6)
as a percentage of base case NII	3.48%	1.97%	0.13%

The figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this approach provides the best representation of our risk profiles. In the case of non-parallel yield curve changes, our Economic NII is neutral to short-term rates changes (with long-term rates held constant) and relatively neutral to changes in long-term rates (with short-term rates held constant).

ALM Activities

During the second quarter of 2006, our core balance sheet shifted from an asset sensitive profile to a neutral profile, meaning that the current mix of assets re-prices at the same pace as our current mix of liabilities. The change in profile resulted primarily from increased asset growth funded by proportionally more short-term wholesale liabilities. In managing the interest sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the second quarter of 2006, we reinvested maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the quarter as described below.

ALM Investments

At June 30, 2005 and 2006, our securities available for sale portfolio included $9.0 billion and $6.7 billion, respectively, of securities for ALM purposes. During the first half of 2006, we purchased approximately $1.2 billion of securities as part of our portfolio rebalancing strategy and for liquidity management purposes. Approximately $776 million of ALM securities matured or were called during this period. The composition of the portfolio is expected to remain relatively stable for the remainder of 2006. The estimated ALM portfolio effective duration was 2.2 at June 30, 2006, compared to 1.9 at June 30, 2005.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price change of approximately minus 2.2 percent for an immediate one percent increase in interest rates.

ALM Derivatives

During the first quarter 2006, we purchased $1 billion notional amount of LIBOR floors in order to moderate the downside asset-sensitivity of our overall risk position while retaining the upside sensitivity should rates rise further. We also allowed $1.8 billion notional amount of caps and cap corridors, which hedged our CDs portfolios, to mature. During the second quarter 2006, we allowed $200 million notional amount of floor option contracts, which hedged our adjustable LIBOR-indexed commercial loans, to mature. Additionally, during the second quarter 2006, the Bank initiated a $4 billion Bank Note program and issued $700 million principal amount of ten-year, fixed-rate subordinated notes, which were converted to a floating rate through the use of interest rate swap contracts. The net effect of the purchases and maturities was a decrease in our ALM derivatives portfolio of approximately $250 million notional amount from December 31, 2005 to June 30, 2006.

The fair value of the ALM derivative contracts has declined throughout the year as several “in-the-money” interest rate swap contracts have matured and as the value of our remaining receive fixed interest rate swaps and floor option contracts has declined with rising interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to our Condensed Consolidated Financial Statements included in this report and Note 19 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of June 30, 2005, December 31, 2005, and June 30, 2006 and the change in fair value between December 31, 2005 and June 30, 2006.

(Dollars in thousands)	June 30, 2005	December 31, 2005	June 30, 2006	Increase / (Decrease) From December 31, 2005 to June 30, 2006
Total gross notional amount of positions held for purposes other than trading:	$7,450,000	$7,550,000	$7,300,000	$(250,000)
Of which, interest rate swaps pay fixed rates of interest:	$—	$—	$—	$—
Fair value of positions held for purposes other than trading:
Gross positive fair value	$36,596	$5,721	$1,757	$(3,964)
Gross negative fair value	(23,259)	(55,943)	(96,832)	(40,889)
Positive (Negative) Fair value of positons, net	$13,337	$(50,222)	$(95,075)	$(44,853)

Trading Activities

We market energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. Volume increased from $1.5 billion in notional amount of contracts outstanding at December 31, 2005 to $2.7 billion notional amount at June 30, 2006. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income produced from the credit spread earned.

For information about the market risk in our trading activities, please see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity Risk

Liquidity risk is the undue risk to the Bank’s earnings and capital, which would result from the Bank’s inability to meet its obligations as they come due without incurring unacceptable costs. Liquidity risk management is governed by the ALM Policy, which is approved by the Finance and Capital Committee of the Board. Working ALCO conducts monthly ongoing reviews of our liquidity situation and provides regular updates to ALCO, which approves our Liquidity Contingency Plan. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. Our liquidity management is implemented through our three primary sources of liquidity: core deposits, drawing upon the strengths of our extensive retail and commercial core deposit franchise; asset liquidation, including securities sold under repurchase agreements; and treasury funding, which includes funds raised from interbank and other sources, both domestic and offshore.

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders’ equity, funded over 79 percent of average total assets of approximately $49 billion in the second quarter of 2006. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At June 30, 2006, we could have sold or transferred under repurchase agreements approximately $4 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged $799 million in the second quarter of 2006. Additional liquidity may be provided through loan maturities and sales.

Regulatory Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios. The tables include assets of discontinued operations.

UnionBanCal Corporation

				Minimum
	June 30,	December 31,	June 30,	Regulatory
(Dollars in thousands)	2005	2005	2006	Requirement
Capital Components
Tier 1 capital	$3,814,576	$4,178,160	$4,281,005
Tier 2 capital	915,081	876,713	1,503,898
Total risk-based capital	$4,729,657	$5,054,873	$5,784,903
Risk-weighted assets	$42,958,478	$45,540,448	$48,001,100
Quarterly average assets	$49,123,946	$49,789,877	$48,983,260

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$4,729,657	11.01%	$5,054,873	11.10%	$5,784,903	12.05%	≥$3,840,088	8.0%
Tier 1 capital (to risk-weighted assets)	3,814,576	8.88	4,178,160	9.17	4,281,005	8.92	≥ 1,920,044	4.0
Leverage(1)	3,814,576	7.77	4,178,160	8.39	4,281,005	8.74	≥ 1,959,330	4.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

				Minimum	“Well-Capitalized”
	June 30,	December 31,	June 30,	Regulatory	Regulatory
(Dollars in thousands)	2005	2005	2006	Requirement	Requirement
Capital Components
Tier 1 capital	$3,844,620	$4,315,471	$4,404,052
Tier 2 capital	457,607	433,353	1,093,836
Total risk-based capital	$4,302,227	$4,748,824	$5,497,888
Risk-weighted assets	$42,299,041	$44,851,154	$47,398,029
Quarterly average assets	$48,528,048	$49,127,241	$48,341,174

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios
Total capital (to risk- weighted assets)	$4,302,227	10.17%	$4,748,824	10.59%	$5,497,888	11.60%	≥$3,791,842	8.0%	≥$4,739,803	10.0%
Tier 1 capital (to risk-weighted assets)	3,844,620	9.09	4,315,471	9.62	4,404,052	9.29	≥ 1,895,921	4.0	≥ 2,843,882	6.0
Leverage(1)	3,844,620	7.92	4,315,471	8.78	4,404,052	9.11	≥ 1,933,647	4.0	≥ 2,417,059	5.0

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

The increase in the Total capital ratios from June 30, 2005 was primarily due to an increase in our total risk-based capital, which resulted from our net income and the Bank’s issuance of $700 million of subordinated notes in May 2006, offset by an increase in risk-weighted assets stemming from growth in our loans and unfunded commitments. The increase in our leverage ratios from June 30, 2005 was primarily due to the increase in our Tier 1 capital.

As of June 30, 2006, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

In April 2005, we announced several organizational changes that affected our business segments. The Global Markets Group was eliminated and the activities of this group were transferred. Corporate Treasury, which is responsible for ALM, wholesale funding and the ALM investment securities and derivatives hedging portfolio, is now included in “Other.”  The trading of securities and foreign exchange contracts, as well as the responsibilities for customer accommodated derivative contracts, are now included in the “Global Markets Division” of the Community Banking and Investment Services Group. In addition, the discontinued operations resulting from the sale of most of our International Banking Group is also reflected in “Other.”  We are now organized around the target markets we serve and operate in two principal areas, as shown in the tables that follow in this section. The results show the financial performance of our major business units.

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

The following tables reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our primary business units. The information presented does not necessarily represent the business units’ financial condition and results of operations as if they were independent entities. In the first quarter of 2006, we changed our reporting to reflect a “market view” perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.”  The market view approach fosters cross selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Community Banking and Investment Services Group				Commercial Financial Services Group
	As of and for the Three Months Ended June 30,		Increase/(decrease)		As of and for the Three Months Ended June 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$223,146	$239,697	$16,551	7%	$236,526	$244,522	$7,996	3%
Noninterest income (expense)	152,622	162,440	9,818	6	78,027	69,065	(8,962)	(11)
Total revenue	375,768	402,137	26,369	7	314,553	313,587	(966)	0
Noninterest expense (income)	257,925	278,095	20,170	8	121,840	130,567	8,727	7
Credit expense	6,308	6,471	163	3	25,608	22,682	(2,926)	(11)
Income from continuing operations before income taxes	111,535	117,571	6,036	5	167,105	160,338	(6,767)	(4)
Income tax expense (income)	41,969	44,127	2,158	5	56,368	54,548	(1,820)	(3)
Income from continuing operations	69,566	73,444	3,878	6	110,737	105,790	(4,947)	(4)
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$69,566	$73,444	$3,878	6	$110,737	$105,790	$(4,947)	(4)
Average balances—Market View (dollars in millions):
Total loans	$14,042	$15,616	$1,574	11	$16,410	$19,449	$3,039	19
Total assets	15,494	17,236	1,742	11	19,871	23,494	3,623	18
Total deposits	19,957	19,120	(837)	(4)	15,966	15,779	(187)	(1)
Financial ratios—Market View
Risk adjusted return on capital(1)	41%	35%			26%	23%
Return on average assets(1)	1.80	1.71			2.24	1.81
Efficiency ratio(2)	68.64	69.15			38.74	43.57

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		Increase/(decrease)		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(445)	$(16,116)	$(15,671)	nm	$(517)	$(461)	$458,710	$467,642	$8,932	2%
Noninterest income (expense)	(8,550)	8,162	16,712	nm	(18,545)	(20,439)	203,554	219,228	15,674	8
Total revenue	(8,995)	(7,954)	1,041	12%	(19,062)	(20,900)	662,264	686,870	24,606	4
Noninterest expense (income)	15,266	11,947	(3,319)	(22)	(6,631)	(7,579)	388,400	413,030	24,630	6
Credit expense	(45,234)	(30,124)	15,110	33	(246)	(29)	(13,564)	(1,000)	12,564	93
Income from continuing operations before income taxes	20,973	10,223	(10,750)	(51)	(12,185)	(13,292)	287,428	274,840	(12,588)	(4)
Income tax expense (income)	6,274	(1,389)	(7,663)	nm	(4,661)	(5,083)	99,950	92,203	(7,747)	(8)
Income from continuing operations	14,699	11,612	(3,087)	(21)	(7,524)	(8,209)	187,478	182,637	(4,841)	(3)
Income (loss) from discontinued operations, net of income taxes	(296)	274	570	nm	—	—	(296)	274	570	nm
Net income (loss)	$14,403	$11,886	$(2,517)	(17)	$(7,524)	$(8,209)	$187,182	$182,911	$(4,271)	(2)
Average balances—Market View (dollars in millions):
Total loans	$200	$117	$(83)	(42)	$(41)	$(35)	$30,611	$35,147	$4,536	15
Total assets	12,162	8,637	(3,525)	(29)	(45)	(38)	47,482	49,329	1,847	4
Total deposits	3,505	4,818	1,313	37	(30)	(25)	39,398	39,692	294	1
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.58%	1.49%
Efficiency ratio(2)	na	na			na	na	59.55	61.73

(1)                    Annualized.

(2)                    The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the reversal of allowance for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Community Banking and Investment Services Group				Commercial Financial Services Group
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$435,086	$470,999	$35,913	8%	$450,988	$480,708	$29,720	7%
Noninterest income (expense)	300,898	323,340	22,442	7	144,941	136,796	(8,145)	(6)
Total revenue	735,984	794,339	58,355	8	595,929	617,504	21,575	4
Noninterest expense (income)	519,189	548,992	29,803	6	238,153	261,582	23,429	10
Credit expense	12,969	13,104	135	1	51,385	47,545	(3,840)	(7)
Income from continuing operations before income taxes	203,826	232,243	28,417	14	306,391	308,377	1,986	1
Income tax expense (income)	76,576	87,225	10,649	14	102,849	103,400	551	1
Income from continuing operations	127,250	145,018	17,768	14	203,542	204,977	1,435	1
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$127,250	$145,018	$17,768	14	$203,542	$204,977	$1,435	1
Average balances—Market View (dollars in millions):
Total loans	$13,784	$15,452	$1,668	12	$16,167	$19,022	$2,855	18
Total assets	15,243	17,069	1,826	12	19,499	23,009	3,510	18
Total deposits	19,943	19,175	(768)	(4)	15,645	15,916	271	2
Financial ratios—Market View
Risk adjusted return on capital(1)	37%	36%			24%	22%
Return on average assets(1)	1.68	1.71			2.11	1.8
Efficiency ratio(2)	70.54	69.11			40.28	44.81

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$9,370	$(18,032)	$(27,402)	nm	$(1,072)	$(940)	$894,372	$932,735	$38,363	4%
Noninterest income (expense)	(2,053)	15,671	17,724	nm	(34,607)	(38,669)	409,179	437,138	27,959	7
Total revenue	7,317	(2,361)	(9,678)	nm	(35,679)	(39,609)	1,303,551	1,369,873	66,322	5
Noninterest expense (income)	36,491	32,182	(4,309)	(12)%	(12,481)	(15,180)	781,352	827,574	46,222	6
Credit expense	(89,648)	(68,576)	21,072	24	(389)	(73)	(25,683)	(8,000)	17,683	69
Income from continuing operations before income taxes	60,474	34,033	(26,441)	(44)	(22,809)	(24,356)	547,882	550,299	2,417	0
Income tax expense (income)	9,954	4,899	(5,055)	(51)	(8,726)	(9,316)	180,653	186,207	5,554	3
Income from continuing operations	50,520	29,134	(21,386)	(42)	(14,083)	(15,040)	367,229	364,092	(3,137)	(1)
Income (loss) from discontinued operations, net of income taxes	1,930	(8,236)	(10,166)	nm	—	—	1,930	(8,236)	(10,166)	nm
Net income (loss)	$52,450	$20,898	$(31,552)	(60)	$(14,083)	$(15,040)	$369,159	$355,856	$(13,303)	(4)
Average balances—Market View (dollars in millions):
Total loans	$257	$163	$(94)	(37)	$(43)	$(34)	$30,165	$34,603	$4,438	15
Total assets	12,209	8,638	(3,571)	(29)	(50)	(39)	46,901	48,677	1,776	4
Total deposits	3,245	4,212	967	30	(31)	(27)	38,802	39,276	474	1
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.58%	1.51%
Efficiency ratio(2)	na	na			na	na	60.09	61.91

(1)                    Annualized.

(2)                    The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the reversal of allowance for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

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

During the six months ended June 30, 2006, net income of the group increased by 14 percent over the same period in 2005, reflecting the group’s continued focus on growing the consumer asset portfolio and attracting retail and small business deposits. Net interest income increased by 8 percent due to higher transfer pricing credits received on deposits.

The group’s strategy is to grow assets through an expanded small business sales force, increased emphasis on real estate-secured and Small Business Administration (SBA) guaranteed loans to small business, and a stronger network of residential real estate brokers. The focus on home equity loans and more effective cross-selling efforts have led to an overall growth in consumer loans. In addition, the group expects a larger branch network, created from new branches and acquired branches, to improve growth prospects when combined with more robust efforts in the telephone and internet channels.

Despite the decrease of 4 percent in total deposits from the prior year, primarily reflecting increased competition for interest bearing deposits, the group continues to focus on attracting consumer and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products.

Of the 7 percent increase in the group’s noninterest income, trust fees contributed 5 percent of the growth, primarily due to growth in trust assets and a refinement in accrual methodology implemented in the first quarter of 2006. In addition, deposit fees contributed 2 percent to the increase. Overall, total revenues for the six months ended June 30, 2006 increased by over 8 percent compared to the same period in 2005.

The Community Banking and Investment Services Group is comprised of five major divisions: Community Banking, Wealth Management, Institutional Services and Asset Management, Consumer Asset Management and Global Markets.

Community Banking serves its customers through 317 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 605 proprietary ATMs. Customers may also access our services 24 hours a day by telephone or through our website at www.uboc.com. In addition, the division offers automated teller and point-of-sale merchant services.

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

•       The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 15 existing locations, The Private Bank relationship managers offer all of our available products and services.

Institutional Services and Asset Management provides investment management and administration services for a broad range of individuals and institutions.

•       HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank of California, N.A. with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.’s strategy is to broaden its client base and to increase the assets of the HighMark Funds.

•       Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, provides escrow services and trustee services for project finance. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services’ strategy is to continue to leverage and expand its position in our target markets.

Consumer Asset Management provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

Global Markets serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties.

Insurance Services products are sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc., and securities are sold through UnionBanc Investment Services LLC. Both UBOC Insurance, Inc. and UnionBanc Investment Services LLC are subsidiaries of Union Bank of California, N.A.

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

During the six months ended June 30, 2006, net income of the group increased by 1 percent due to higher net interest income partially offset by lower noninterest income and higher noninterest expense. Net interest income increased by 7 percent primarily due to higher transfer pricing credits received on deposits and continued strong growth in loans.

During the first half of 2006, average loans increased by 18 percent over the same period last year. This was primarily due to increased commercial loan demand in the oil and gas and national corporate segments as well as the California middle market.

Noninterest income decreased by 6 percent primarily due to a lower volume of syndication transactions over the same period last year. The increase in noninterest expense during the first six months of 2006, compared to the same period in 2005, was mainly due to increased outside services expense related to title and escrow deposit balances, stemming from a higher earnings credit rate, as well as higher performance-related incentive expense, including the impact of stock options and restricted stock expenses, which prior to 2006 had not been allocated to the business units.

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

The group’s main strategy is to target industries and companies for which the group can reasonably expect to be one of a customer’s primary banks. Consistent with its strategy, the group attempts to serve a large part of its targeted customers’ credit and depository needs. The group competes with other banks primarily on the basis of the quality of its relationship managers, the level of industry expertise, the delivery of quality customer service, and its reputation as a “business bank.” The group also competes with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, the group competes with investment banks, commercial finance companies, leasing companies and insurance companies.

Other

During the six months ended June 30, 2006, net income decreased by $32 million over the same period in 2005, due to lower net interest income related to the funds transfer pricing center and lower income from ALM derivative hedges. Also contributing to the decline was a lower credit to the loan loss provision compared with the prior year. The decrease was partially offset by higher noninterest income resulting from a $13 million loss on the sale of securities in 2005.

“Other” includes the following items:

•       corporate activities that are not directly attributable to one of the two major business segments. Included in this category are certain other items such as the results of operations of certain non-bank subsidiaries of UnionBanCal Corporation and the elimination of the fully taxable-equivalent basis amount;

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

•       the Pacific Rim Corporate Group, with assets of $220 million at June 30, 2006, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan;

•       Corporate Treasury, which is responsible for our ALM, wholesale funding, and the ALM Investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our core balance sheet and to manage those risks within the guidelines established by ALCO. (For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk.”);

•       the discontinued operations resulting from the sale of our international correspondent banking business; and

•       the residual costs of support groups.

The financial results for the period ended June 30, 2006 were impacted by the following factors:

•       credit expense (income) of ($68.6) million was due to the difference between the $8.0 million reversal of allowance for loan losses calculated under our US GAAP methodology and the $60.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation, a credit for deposits in the Pacific Rim Corporate Group and transfer pricing results. Net interest income declined $27.4 million compared to the six months ended June 30, 2005 primarily as a result of a decrease in income from ALM derivatives hedges and from the net impact of changes in transfer pricing rates over the prior period as market rates increased;

•       noninterest income of $15.7 million;

•       noninterest expense of $32.2 million; and

•       loss from discontinued operations of $8.2 million.

The financial results for the period ended June 30, 2005 were impacted by the following factors:

•       credit expense (income) of ($89.6) million was due to the difference between the $25.7 million reversal of provision for loan losses calculated under our US GAAP methodology and the

$63.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       net interest income is the result of differences between the credit for equity for the reportable segments under RAROC, the net transfer pricing results, the net interest income earned by UnionBanCal Corporation, and a credit for deposits in the Pacific Rim Corporate Group;

•       noninterest income (expense) of ($2.1) million;

•       noninterest expense of $36.5 million; and

•       income tax expense included a credit adjustment of $10.0 million to reflect a reduction in reserves for estimated amounts owed to the Internal Revenue Service with respect to the tax treatment of certain leasing transactions.

Regulatory Matters

In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International’s Bank Secrecy Act and anti-money laundering controls and processes. Union Bank of California International, a wholly owned subsidiary of Union Bank of California, N.A., and an Edge Act subsidiary, is limited to engaging in international banking activities, most of which were sold in October 2005. We expect to dissolve this subsidiary in 2006. Although the principal business activities of this subsidiary have been sold, we remain legally responsible for resolving the issues raised by the Federal Reserve Bank of New York.

In March 2005, Union Bank of California, N.A. entered into a memorandum of understanding with the Office of the Comptroller of the Currency, which requires Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. During 2005, we began the process of strengthening those controls and processes, which continues.

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

Item 4.   Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

UnionBanCal Corporation and Union Bank of California N.A. have been named, along with 54 other parties, as defendants in an action filed by DataTreasury Corporation in the United States District Court for the Eastern District of Texas on February 24, 2006. Plaintiff alleges that defendants are “making, using, selling, offering for sale, and/or importing in or into the United States, directly, contributory and/or by inducement, without authority, products and services” that are asserted to fall within the scope of the claims of United States Patents Nos. 5,910,988, 6,032,137, 5,265,007 and 5,717,868, which are collectively addressed to various aspects of check processing, including remote data capture, electronic imaging, central processing and storage. Plaintiff seeks unspecified damages and injunctive relief against infringement.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our financial position or results of operations.

Item 1A.           Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein, in addition to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” in Item 2 of Part I of this Quarterly Report on Form 10-Q and the following information.

Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, causing us to incur increased funding costs

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could exacerbate such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

Changes in the premiums payable to the Federal Deposit Insurance Corporation could increase our costs and adversely affect our business

Deposits of Union Bank of California are insured up to statutory limits by the Federal Deposit Insurance Corporation, or FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. Union Bank of California currently pays no insurance assessments on these deposits under the FDIC’s risk-related assessment system. However, in July 2006, the FDIC released a proposal that would create a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopt a new base schedule of rates that the FDIC could adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system, if adopted as proposed, would result in increased annual assessments on deposits of at least 2 basis points that may only initially be offset by the FDIC’s proposed credit to represent prior contributions. Significant increases in the insurance assessments Union Bank of California pays will increase our costs once the credit is exceeded. In addition, because the FDIC proposes to use a different method consisting of assigning subcategories of assessments for large institutions with $10 billion or more in assets while providing for individualized rates for small institutions with less than $10 billion in assets, Union Bank of California could pay greater assessments and incur greater costs than smaller competitors.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table presents repurchases by us of our equity securities during the second quarter 2006:

				Approximate
				Dollar
			Total Number	Value of Shares that
			of Shares Purchased	May Yet Be
	Total Number of	Average Price Paid	as Part of Publicly	Purchased
Period	Shares Purchased(3)	per Share	Announced Programs	Under the Programs
April 2006 (April 25, 2006)	15,162	$70.16	—	$521,254,656 (1)
May 2006 (May 1-31, 2006)	1,288,841	$69.13	1,288,700	$432,202,117
June 2006 (June 1-22, 2006)	451,877	$67.79	451,400	$401,583,231 (2)
Total	1,755,880	$68.79	1,740,100

(1)                   On April 26, 2006, UnionBanCal Corporation announced the Board of Directors’ authorization of an additional $500 million repurchase of the Company’s common stock.

(2)                   In the second quarter of 2006, UnionBanCal Corporation used the remaining $22.3 million from the $200 million repurchase program announced on April 21, 2005 and $98.4 million from the $500 million repurchase program announced on April 26, 2006.

(3)                   Includes 15,162 shares, 141 shares and 477 shares of common stock repurchased during April, May and June 2006, respectively, from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan. These purchases are not considered in arriving at the approximate dollar value of shares that may yet be purchased under the Board of Directors’ repurchase program authorization.

Item 4.            Submission of Matters to a Vote of Security Holders

For information regarding matters submitted to a vote at the Annual Meeting of Stockholders on April 26, 2006, see Part II, Item 4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2006, incorporated by reference herein.

Item 6.            Exhibits

No.	Description
10.1	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Executive Retirement Plan(1)
10.2	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers(1)
10.3	Form of 2006 Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)

10.4	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan(2)
10.5	Union Bank of California, N.A. Senior Executive Bonus Plan(3)
10.6	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.

(2)                   Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

(3)                   Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

(4)                   Incorporated by reference to Exhibit 10.1 to UnionBanCal Corporation’s Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

Date: August 7, 2006	By:	/s/ TAKASHI MORIMURA
Takashi Morimura
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2006	By:	/s/ DAVID I. MATSON
David I. Matson
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2006	By:	/s/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Executive Retirement Plan(1)
10.2	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers(1)
10.3	Form of 2006 Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.4	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan(2)
10.5	Union Bank of California, N.A. Senior Executive Bonus Plan(3)
10.6	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.

(2)                   Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

(3)                   Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

(4)                   Incorporated by reference to Exhibit 10.1 to UnionBanCal Corporation’s Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).