Form 10-Q
period 2006-09-30
UNIONBANCAL CORP
filed 2006-11-07
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of Common Stock outstanding at October 31, 2006: 140,358,662

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. For a discussion of risk factors relating to the Company’s business, please refer to Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) which is incorporated by reference herein and Item 1A “Risk Factors” of Part II of our Quarterly Report on Form 10-Q (this form 10-Q).

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

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•       Our business strategies and initiatives, the growth of our business and our competitive position

•       Our assessment of significant factors and developments that have affected and may affect our results

•       Pending legal and regulatory actions, and future legislative and regulatory developments, including the effects of changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment

•       Increased regulatory controls, processes and supervisory actions regarding Bank Secrecy Act and anti-money laundering matters, and their costs and impact on our business

•       The costs and effects of litigation, investigations, regulatory actions, or similar matters, or adverse facts and developments related thereto

•       Our ability to meet regulatory requirements

•       Credit quality and provision for credit losses, including the expected need to provide for credit losses due to anticipated loan growth, and indications that improvement in credit quality could be at its peak

•       The unallocated portion of our allowances for credit losses, including the conditions we consider

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

•       Our strategies and expectations regarding capital levels, returning excess capital to stockholders and strategic or other acquisitions

•       The impact of strategic investments on our business and benefits of marketing alliances

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q and in Item 1A “Risk Factors” of Part I of our 2005 Form 10-K.

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the
	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands, except per share data)	2005	2006	Change
Results of operations:
Net interest income(1)	$465,193	$460,596	(0.99)%
Reversal of allowance for loan losses	(15,000)	—	(100.00)
Noninterest income	212,188	217,255	2.39
Noninterest expense	396,696	417,021	5.12
Income before income taxes(1)	295,685	260,830	(11.79)
Taxable-equivalent adjustment	1,051	1,872	78.12
Income tax expense	93,388	87,048	(6.79)
Income from continuing operations	201,246	171,910	(14.58)
Loss from discontinued operations, net of income taxes	(15,961)	(1,204)	92.46
Net income	$185,285	$170,706	(7.87)
Per common share:
Basic earnings:
From continuing operations	$1.39	$1.22	(12.23)%
Net income	1.28	1.21	(5.47)
Diluted earnings:
From continuing operations	1.36	1.21	(11.03)
Net income	1.26	1.20	(4.76)
Dividends(2)	0.41	0.47	14.63
Book value (end of period)	30.07	33.17	10.31
Common shares outstanding (end of period)(3)	144,584,972	140,326,737	(2.95)
Weighted average common shares outstanding—basic(3)	144,459,465	140,941,823	(2.44)
Weighted average common shares outstanding—diluted(3)	147,613,377	142,566,089	(3.42)
Balance sheet (end of period):
Total assets(4)	$51,298,842	$52,013,256	1.39%
Total loans	32,004,747	35,673,469	11.46
Nonperforming assets	37,507	47,803	27.45
Total deposits	41,648,355	41,820,206	0.41
Stockholders’ equity	4,346,956	4,654,789	7.08
Balance sheet (period average):
Total assets	$48,212,029	$50,777,419	5.32%
Total loans	32,177,816	35,965,823	11.77
Earning assets	43,371,177	45,854,645	5.73
Total deposits	40,293,528	40,582,139	0.72
Stockholders’ equity	4,275,122	4,578,635	7.10
Financial ratios(5):
Return on average assets(6):
From continuing operations	1.66%	1.34%
Net income	1.52	1.33
Return on average stockholders’ equity(6):
From continuing operations	18.68	14.90
Net income	17.19	14.79
Efficiency ratio(7)	59.07	61.55
Net interest margin(1)	4.27	4.00
Dividend payout ratio	29.50	38.52
Tangible equity ratio	7.57	8.09
Tier 1 risk-based capital ratio(4)	8.88	8.68
Total risk-based capital ratio(4)	10.86	11.74
Leverage ratio(4)	7.96	8.47
Allowances for credit losses to total loans(8)	1.39	1.14
Allowances for credit losses to nonaccrual loans(8)	1,272.29	850.01
Net loans charged off to average total loans(6)	0.20	0.02
Nonperforming assets to total loans and foreclosed assets	0.12	0.13
Nonperforming assets to total assets(4)	0.07	0.09

(1)                   Taxable-equivalent basis.

(2)                   Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)                   Common shares outstanding reflect common shares issued less treasury shares.

(4)                   End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.

(5)                   Average balances used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.

(6)                   Annualized.

(7)                   The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the reversal of allowance for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(8)                   The allowances for credit losses ratios include the allowances for loan losses and losses on off-balance sheet commitments. These ratios relate to continuing operations only.

nm = not meaningful

PART I. FINANCIAL INFORMATION

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Nine Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands, except per share data)	2005	2006	Change
Results of operations:
Net interest income(1)	$1,361,638	$1,395,937	2.52%
Reversal of allowance for loan losses	(40,683)	(8,000)	(80.34)
Noninterest income	621,367	654,393	5.32
Noninterest expense	1,178,048	1,244,595	5.65
Income before income taxes(1)	845,640	813,735	(3.77)
Taxable-equivalent adjustment	3,124	4,478	43.34
Income tax expense	274,041	273,255	(0.29)
Income from continuing operations	568,475	536,002	(5.71)
Loss from discontinued operations, net of income taxes	(14,031)	(9,440)	32.72
Net income	$554,444	$526,562	(5.03)
Per common share:
Basic earnings:
From continuing operations	$3.91	$3.76	(3.84)%
Net income	3.82	3.70	(3.14)
Diluted earnings:
From continuing operations	3.84	3.71	(3.39)
Net income	3.74	3.65	(2.41)
Dividends(2)	1.18	1.35	14.41
Book value (end of period)	30.07	33.17	10.31
Common shares outstanding (end of period)(3)	144,584,972	140,326,737	(2.95)
Weighted average common shares outstanding—basic(3)	145,325,640	142,371,445	(2.03)
Weighted average common shares outstanding—diluted(3)	148,062,139	144,449,370	(2.44)
Balance sheet (end of period):
Total assets(4)	$51,298,842	$52,013,256	1.39%
Total loans	32,004,747	35,673,469	11.46
Nonperforming assets	37,507	47,803	27.45
Total deposits	41,648,355	41,820,206	0.41
Stockholders’ equity	4,346,956	4,654,789	7.08
Balance sheet (period average):
Total assets	$47,342,684	$49,426,668	4.40%
Total loans	30,843,202	35,100,506	13.80
Earning assets	42,575,954	44,481,217	4.48
Total deposits	39,304,760	39,716,972	1.05
Stockholders’ equity	4,209,884	4,552,410	8.14
Financial ratios(5):
Return on average assets(6):
From continuing operations	1.61%	1.45%
Net income	1.57	1.42
Return on average stockholders’ equity(6):
From continuing operations	18.05	15.74
Net income	17.61	15.46
Efficiency ratio(7)	59.74	61.79
Net interest margin(1)	4.27	4.19
Dividend payout ratio	30.18	35.90
Tangible equity ratio	7.57	8.09
Tier 1 risk-based capital ratio(4)	8.88	8.68
Total risk-based capital ratio(4)	10.86	11.74
Leverage ratio(4)	7.96	8.47
Allowances for credit losses to total loans(8)	1.39	1.14
Allowances for credit losses to nonaccrual loans(8)	1,272.29	850.01
Net loans charged off (recovered) to average total loans(6)	(0.02)	0.06
Nonperforming assets to total loans and foreclosed assets	0.12	0.13
Nonperforming assets to total assets(4)	0.07	0.09

(1)                   Taxable-equivalent basis.

(2)                   Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)                   Common shares outstanding reflect common shares issued less treasury shares.

(4)                   End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.

(5)                   Average balances used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.

(6)                   Annualized.

(7)                   The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the reversal of allowance for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(8)                   The allowances for credit losses ratios include the allowances for loan losses and losses on off-balance sheet commitments. These ratios relate to continuing operations only.

nm = not meaningful

Item 1.              Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2005	2006	2005	2006
Interest Income
Loans	$461,381	$574,543	$1,304,324	$1,634,122
Securities	97,569	108,166	300,868	308,574
Interest bearing deposits in banks	303	411	1,432	1,570
Federal funds sold and securities purchased under resale agreements	6,777	12,024	14,406	20,594
Trading account assets	1,062	1,659	2,902	4,645
Total interest income	567,092	696,803	1,623,932	1,969,505
Interest Expense
Deposits	82,796	182,298	206,048	441,284
Federal funds purchased and securities sold under repurchase agreements	294	4,891	9,330	22,148
Commercial paper	9,394	20,835	21,761	52,420
Medium and long-term debt	8,520	21,974	22,511	49,246
Trust notes	239	239	715	715
Other borrowed funds	1,707	7,842	5,053	12,233
Total interest expense	102,950	238,079	265,418	578,046
Net Interest Income	464,142	458,724	1,358,514	1,391,459
Reversal of allowance for loan losses	(15,000)	—	(40,683)	(8,000)
Net interest income after reversal of allowance for loan losses	479,142	458,724	1,399,197	1,399,459
Noninterest Income
Service charges on deposit accounts	84,822	79,083	243,835	242,555
Trust and investment management fees	43,500	47,555	127,053	146,050
Insurance commissions	17,819	17,301	59,176	54,571
Merchant banking fees	11,257	11,655	35,637	28,280
Brokerage commissions and fees	5,290	8,531	22,867	26,656
Foreign exchange gains, net	8,849	8,179	25,570	24,304
Card processing fees, net	6,597	7,241	18,668	21,144
Securities gains (losses), net	(320)	43	(13,289)	1,822
Other	34,374	37,667	101,850	109,011
Total noninterest income	212,188	217,255	621,367	654,393
Noninterest Expense
Salaries and employee benefits	236,124	244,613	701,858	745,745
Net occupancy	34,336	35,753	100,251	103,109
Outside services	28,533	31,890	76,248	91,203
Equipment	15,828	17,387	50,164	52,155
Software	14,378	15,334	43,084	47,001
Professional services	11,240	12,169	36,131	43,754
Communications	10,808	9,942	30,950	30,555
Foreclosed asset income	(3,435)	(183)	(5,606)	(15,332)
Reversal of allowance for losses on off-balance sheet commitments	—	—	(1,000)	(7,000)
Other	48,884	50,116	145,968	153,405
Total noninterest expense	396,696	417,021	1,178,048	1,244,595
Income from continuing operations before income taxes	294,634	258,958	842,516	809,257
Income tax expense	93,388	87,048	274,041	273,255
Income from Continuing Operations	201,246	171,910	568,475	536,002
Loss from discontinued operations before income taxes	(25,612)	(2,061)	(22,385)	(15,233)
Income tax benefit	(9,651)	(857)	(8,354)	(5,793)
Loss from Discontinued Operations	(15,961)	(1,204)	(14,031)	(9,440)
Net Income	$185,285	$170,706	$554,444	$526,562
Income from continuing operations per common share—basic	$1.39	$1.22	$3.91	$3.76
Net Income per common share—basic	$1.28	$1.21	$3.82	$3.70
Income from continuing operations per common share—diluted	$1.36	$1.21	$3.84	$3.71
Net Income per common share—diluted	$1.26	$1.20	$3.74	$3.65
Weighted average common shares outstanding—basic	144,459	140,942	145,326	142,371
Weighted average common shares outstanding—diluted	147,613	142,566	148,062	144,449

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2005	2006
Assets
Cash and due from banks	$2,163,149	$2,402,212	$2,168,245
Interest bearing deposits in banks	471,340	771,164	26,700
Federal funds sold and securities purchased under resale agreements	1,454,193	796,500	1,827,000
Total cash and cash equivalents	4,088,682	3,969,876	4,021,945
Trading account assets	371,551	312,655	360,267
Securities available for sale:
Securities pledged as collateral	158,878	96,994	58,877
Held in portfolio	9,647,093	8,072,286	8,582,667
Loans (net of allowance for loan losses: September 30, 2005, $363,671; December 31, 2005, $351,532; September 30, 2006, $326,955)	31,641,076	32,744,063	35,346,514
Due from customers on acceptances	47,167	19,252	25,851
Premises and equipment, net	509,922	536,074	499,702
Intangible assets	46,781	42,616	32,331
Goodwill	452,617	454,015	453,489
Other assets	2,318,507	2,113,577	2,594,084
Assets of discontinued operations to be disposed or sold	2,016,568	1,054,594	37,529
Total assets	$51,298,842	$49,416,002	$52,013,256
Liabilities
Noninterest bearing	$20,541,706	$19,489,377	$17,446,321
Interest bearing	21,106,649	20,592,862	24,373,885
Total deposits	41,648,355	40,082,239	41,820,206
Federal funds purchased and securities sold under repurchase agreements	357,725	651,529	265,596
Commercial paper	859,515	680,027	1,859,747
Other borrowed funds	114,324	134,485	308,080
Acceptances outstanding	47,167	19,252	25,851
Other liabilities	1,616,174	1,466,478	1,542,719
Medium and long-term debt	806,353	801,095	1,517,977
Junior subordinated debt payable to subsidiary grantor trust	15,451	15,338	14,998
Liabilities of discontinued operations to be extinguished or assumed	1,486,822	1,005,859	3,293
Total liabilities	46,951,886	44,856,302	47,358,467
Commitments, contingencies and guarantees—See Note 9
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of September 30, 2005, December 31, 2005 and September 30, 2006	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 153,960,915 shares as of September 30, 2005, 154,469,215 shares as of December 31, 2005 and 155,854,756 shares as of September 30, 2006	153,961	154,469	155,855
Additional paid-in capital	967,242	994,956	1,064,993
Treasury stock—9,375,943 shares as of September 30, 2005, 10,262,143 shares as of December 31, 2005 and 15,528,019 shares as of September 30, 2006	(552,786)	(612,732)	(956,545)
Retained earnings	3,901,625	4,141,400	4,494,698
Accumulated other comprehensive loss	(123,086)	(118,393)	(104,212)
Total stockholders’ equity	4,346,956	4,559,700	4,654,789
Total liabilities and stockholders’ equity	$51,298,842	$49,416,002	$52,013,256

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

						Accumulated	Total
			Additional			other	stock-
	Number	Common	paid-in	Treasury	Retained	comprehensive	holders’
(In thousands, except shares)	of shares	stock	capital	stock	earnings	income (loss)	equity
BALANCE DECEMBER 31, 2004	152,191,818	$152,192	$881,928	$(223,361)	$3,526,312	$(44,827)	$4,292,244
Comprehensive income
Net income—For the nine months ended September 30, 2005					554,444		554,444
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(29,476)	(29,476)
Net change in unrealized losses on securities available for sale						(48,846)	(48,846)
Foreign currency translation adjustment						79	79
Minimum pension liability adjustment						(16)	(16)
Total comprehensive income							476,185
Deferred compensation—restricted stock awards	215,363	215	12,956		(8,461)		4,710
Stock options exercised	1,553,734	1,554	58,004				59,558
Excess tax benefit—stock options			14,354				14,354
Common stock repurchased(1)				(329,425)			(329,425)
Dividends declared on common stock, $1.18 per share(2)					(170,670)		(170,670)
Net change		1,769	85,314	(329,425)	375,313	(78,259)	54,712
BALANCE SEPTEMBER 30, 2005	153,960,915	$153,961	$967,242	$(552,786)	$3,901,625	$(123,086)	$4,346,956
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700
Comprehensive income
Net income—For the nine months ended September 30, 2006					526,562		526,562
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						5,295	5,295
Net change in unrealized losses on securities available for sale						8,824	8,824
Foreign currency translation adjustment						62	62
Total comprehensive income							540,743
Reclassifications due to impact of SFAS No. 123R implementation(3)			(19,035)		19,035		—
Stock options exercised	1,192,874	1,193	46,783				47,976
Restricted stock granted, net of forfeitures	192,667	193	(193)				—
Excess tax benefit—stock options and restricted stock			11,823				11,823
Compensation expense—stock options and restricted stock units			17,509				17,509
Compensation expense—restricted stock			10,728				10,728
Compensation expense—performance share units			2,422				2,422
Common stock repurchased(1)				(343,813)			(343,813)
Dividends declared on common stock, $1.35 per share(2)					(192,299)		(192,299)
Net change		1,386	70,037	(343,813)	353,298	14,181	95,089
BALANCE SEPTEMBER 30, 2006	155,854,756	$155,855	$1,064,993	$(956,545)	$4,494,698	$(104,212)	$4,654,789

(1)                   Common stock repurchased includes commission costs.

(2)                   Dividends are based on UnionBanCal Corporation’s shares outstanding as of the declaration date.

(3)                   Reclassification reflects a reduction in additional paid-in capital and a corresponding credit to retained earnings for unrecognized compensation expense on nonvested restricted stock as of January 1, 2006. Starting in 2006, compensation expense relating to restricted stock is recorded in additional paid-in capital as recognized.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2005	2006
Cash Flows from Operating Activities:
Net income	$554,444	$526,562
Loss from discontinued operations, net of income taxes	(14,031)	(9,440)
Income from continuing operations, net of income taxes	568,475	536,002
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of allowance for loan losses	(40,683)	(8,000)
Reversal of allowance for losses on off-balance sheet commitments	(1,000)	(7,000)
Depreciation, amortization and accretion	97,815	96,151
Stock-based compensation—stock options and other share based compensation	4,710	30,659
Provision for deferred income taxes	71,328	30,990
(Gains) losses on sales of securities available for sale, net	13,289	(1,822)
Net increase in accrued expenses	4,709	7,296
Net increase in trading account assets	(135,711)	(47,612)
Net increase in prepaid expenses	(191,791)	(77,643)
Net (increase) decrease in fees and other receivables	29,015	(42,024)
Net increase in other liabilities	423,451	49,514
Net increase in other assets	(436,132)	(344,765)
Loans originated for resale	(90,238)	(405,543)
Net proceeds from loans originated for resale	200,637	265,702
Excess tax benefit—stock options and restricted stock	(14,354)	(11,823)
Other, net	(2,130)	(1,460)
Discontinued operations, net	960	188,372
Total adjustments	(66,125)	(279,008)
Net cash provided by operating activities	502,350	256,994
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	506,070	79,454
Proceeds from matured and called securities available for sale	1,753,484	1,171,339
Purchases of securities available for sale	(1,036,810)	(1,713,659)
Net increase in loans	(2,984,426)	(2,447,096)
Other, net	(47,776)	(46,542)
Discontinued operations, net	9,794	725,358
Net cash used in investing activities	(1,799,664)	(2,231,146)
Cash Flows from Financing Activities:
Net increase in deposits	2,928,849	1,737,967
Net decrease in federal funds purchased and securities sold under repurchase agreements	(229,524)	(385,933)
Net increase (decrease) in commercial paper and other borrowed funds	(23,597)	1,353,315
Proceeds from issuance of long-term debt	—	693,742
Common stock repurchased	(329,425)	(343,813)
Payments of cash dividends	(164,946)	(185,206)
Stock options exercised	73,912	59,799
Other, net	79	3,562
Discontinued operations, net	(69,219)	(908,671)
Net cash provided by financing activities	2,186,129	2,024,762
Net increase in cash and cash equivalents	888,815	50,610
Cash and cash equivalents at beginning of period	3,199,854	3,969,876
Effect of exchange rate changes on cash and cash equivalents	13	1,459
Cash and cash equivalents at end of period	$4,088,682	$4,021,945
Cash Paid During the Period For:
Interest	$226,584	$507,257
Income taxes	158,089	276,269
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale	$—	$1,324

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Form 10-K. The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

UnionBanCal Corporation is a commercial bank holding company and has, as its major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, but also nationally. The Bank also provides trade finance and other international financial services (but not international correspondent banking) to customers.

Under previously announced stock repurchase programs, the Company was authorized to repurchase $259 million of the Company’s common stock as of September 30, 2006. The Company repurchased $143 million of common stock in the third quarter of 2006, compared to none in the third quarter of 2005. The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 64 percent of the Company’s outstanding common stock at September 30, 2006.

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

Under the modified prospective transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. The cost is being recognized over the period during which the employees are required to provide service. The after-tax impact of this change on income from continuing operations was a reduction of $3.4 million and $10.6 million for the three months and nine months ended September 30, 2006, respectively, which includes estimated forfeitures for restricted stock and the recognition of compensation costs related to nonvested stock options.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

The corresponding impact to both basic and diluted earnings per share was a reduction of $0.02 and $0.07 per share for the three months and nine months ended September 30, 2006, respectively.

For the period ended September 30, 2005, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company recognized compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value-based method, compensation cost was measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeded the stock option exercise price. For the three months and nine months ended September 30, 2005, options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and, therefore, were not included in compensation costs.

At September 30, 2006, the Company had two stock-based employee compensation plans. For further discussion concerning the Company’s stock-based employee compensation plans, see Note 11 to these Condensed Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements in the 2005 Form 10-K. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The value of the restricted stock awards issued under the plans and the value of that portion of outstanding option awards for which the requisite service has not yet been rendered is being recognized over the remaining service period as compensation cost.

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

(Dollars in thousands)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
As reported net income	$185,285	$554,444
Add: stock-based employee compensation expense included in reported net income, net of income taxes	1,274	2,908
Deduct: total stock-based employee compensation expense, net of income taxes	6,086	18,445
Pro forma net income, after stock-based employee compensation expense	$180,473	$538,907
Net income per common share—basic
As reported	$1.28	$3.82
Pro forma	$1.25	$3.71
Net income per common share—diluted
As reported	$1.26	$3.74
Pro forma	$1.23	$3.66

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” The Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to irrevocably account for the whole instrument on a fair value basis. The Statement is effective for all financial instruments acquired or issued after December 31, 2006. Management is currently evaluating the impact of this Statement on the Company’s financial position and results of operations.

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

Accounting for Changes in the Timing of Cash Flows Relating to Income Taxes in Leveraged Leases

In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”  The FSP requires that if, during the lease term, the projected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. At adoption, the change in the net investment balance resulting from the calculation would be recognized as an adjustment to the beginning balance of retained earnings. Following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption is changed. The FSP is effective for all leveraged leases on January 1, 2007. The Company invests in Lease-in-Lease-Out (LILO) transactions that have been challenged by the Internal Revenue Service (IRS). The Company has paid the IRS the income tax associated with the LILO transactions. However, the Company is defending the initial filing position as to the timing of the tax benefits associated with these transactions. The Company may be required to recalculate these leases to reflect a potential change in the timing of income tax cash flows in accordance with this FSP. If recalculation of these leases is required, the Company estimates that the impact of this FSP at adoption on January 1, 2007, could be a reduction of beginning retained earnings in the range of $16.5 to $20.5 million. Any adjustment to retained earnings would then be recognized back into income over the remaining term of the affected leases.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements (Continued)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Interpretation is effective January 1, 2007. The cumulative effect of applying the provisions of the Interpretation would be recognized as an adjustment to the beginning balance of retained earnings. Management is currently evaluating the impact of this Interpretation on the Company’s financial position and results of operations.

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement is effective January 1, 2008. Management is currently evaluating the impact of this Statement on the Company’s financial position and results of operations.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The Statement requires a company that sponsors a defined benefit pension plan or other postretirement benefit plan to recognize the funded status of the benefit plan as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation. It requires immediate recognition of unrecognized prior service costs and credits, unrecognized net actuarial gains or losses, and any unrecognized transition obligation or asset as components of other comprehensive income. The Statement is effective for the year ending December 31, 2006. If adopted at September 30, 2006, the Company’s stockholders’ equity would have been reduced by approximately 5.5 percent.

Effects of Prior Year Misstatements on Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No.108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It requires the use of both the “iron curtain” and “rollover” approaches in quantifying and evaluating the materiality of a misstatement. Under the iron curtain approach the error is quantified as the cumulative amount by which the current year balance sheet is misstated. The rollover approach quantifies the error as the amount by which the current year income statement is misstated. If either approach results in quantifying a misstatement that is material, financial statement adjustments are required. SAB 108 is

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued and Proposed Accounting Pronouncements (Continued)

effective for the year ending December 31, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s financial position and results of operations.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 to the Consolidated Financial Statements in the Company’s 2005 Form 10-K.

Note 3—Discontinued Operations

During the third quarter 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment reporting) to Wachovia Bank, N.A., effective October 6, 2005.

The Company has accounted for this transaction as a discontinued operation and restated its prior period financial statements. The assets of the discontinued operations were reclassified as “held for sale” and accounted for at the lower of cost or fair value less the costs to sell. All of the Company’s offices designated for disposal were closed as of September 30, 2006. The remaining assets consist primarily of deposits with banks awaiting approval of repatriation of capital and unremitted profits and loans that are maturing by January 2008. The remaining liabilities primarily consist of accrued expenses, which will be settled when due.

Interest expense was allocated to discontinued operations based on average net assets. The amount of interest expense allocated to discontinued operations for the three months ended September 30, 2005 and 2006 was $4.9 million and $0.5 million, respectively. For the nine months ended September 30, 2005 and 2006, the interest expense allocated to discontinued operations was $11.5 million and $1.5 million, respectively.

The Company’s severance reserve balances for discontinued operations at December 31, 2005 and September 30, 2006 were $21.7 million and $4.4 million, respectively. The decrease of $17.3 million from December 31, 2005 primarily related to cash payments to employees.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3—Discontinued Operations (Continued)

All assets and liabilities related to the discontinued operations are recorded at the lower of cost or fair value, less costs of disposal. At September 30, 2005, December 31, 2005 and September 30, 2006 the assets and liabilities identified as discontinued operations were comprised of the following:

	For the Period Ended
(Dollars in thousands)	September 30, 2005	December 31, 2005	September 30, 2006
Assets
Cash and due from banks	$77,738	$119,158	$32,456
Interest bearing deposits in banks	245,371	138,762	—
Loans	1,589,905	724,084	4,338
Due from customers on acceptances	48,038	42,612	376
Premises and equipment	3,030	1,409	—
Other assets	52,486	28,569	359
Assets of discontinued operations to be disposed or sold	$2,016,568	$1,054,594	$37,529
Liabilities
Noninterest bearing deposits	$508,705	$446,953	$—
Interest bearing deposits	878,406	461,717	—
Other liabilities	99,711	97,189	3,293
Liabilities of discontinued operations to be extinguished or assumed	$1,486,822	$1,005,859	$3,293

The components of loss from discontinued operations for the three and nine months ended September 30, 2005 and 2006 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2005	2006	2005	2006
Net interest income (expense)	$5,400	$(501)	$15,683	$1,138
Provision for loan losses	—	—	6,683	—
Noninterest income	21,233	268	56,165	13,184
Noninterest expense	52,245	1,828	87,550	29,555
Loss from discontinued operations before income taxes	(25,612)	(2,061)	(22,385)	(15,233)
Income tax benefit	(9,651)	(857)	(8,354)	(5,793)
Loss from discontinued operations	$(15,961)	$(1,204)	$(14,031)	$(9,440)

Noninterest income for the nine months ended September 30, 2006 included a $4.0 million payment  from Wachovia Bank, N.A. received in the second quarter of 2006, reflecting the final settlement upon the conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Included in noninterest expense were compliance related expenses of $14.0 million and $1.4 million for the three months ended September 30, 2005 and 2006, respectively and $25.0 million and $8.5 million for the nine months ended September 30, 2005 and 2006, respectively. The Company recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—Earnings Per Share

Basic earnings per share (EPS) ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. Subsequent to the quarter ended March 31, 2006, the Company no longer includes nonvested restricted shares in the weighted average number of common shares outstanding—basic but includes the impact of those shares in the calculation of diluted shares. The impact of this change on previous periods is immaterial. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options and nonvested restricted stock are common stock equivalents.

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2005 and 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$201,246	$201,246	$171,910	$171,910	$568,475	$568,475	$536,002	$536,002
Loss from discontinued operations	(15,961)	(15,961)	(1,204)	(1,204)	(14,031)	(14,031)	(9,440)	(9,440)
Net income	$185,285	$185,285	$170,706	$170,706	$554,444	$554,444	$526,562	$526,562
Weighted average common shares outstanding	144,459	144,459	140,942	140,942	145,326	145,326	142,371	142,371
Additional shares due to:
Assumed conversion of dilutive stock options	—	3,154	—	1,624	—	2,736	—	2,078
Adjusted weighted average common shares outstanding	144,459	147,613	140,942	142,566	145,326	148,062	142,371	144,449
Income from continuing operations per share	$1.39	$1.36	$1.22	$1.21	$3.91	$3.84	$3.76	$3.71
Loss from discontinued operations per share	(0.11)	(0.10)	(0.01)	(0.01)	(0.09)	(0.10)	(0.06)	(0.06)
Net income per share	$1.28	$1.26	$1.21	$1.20	$3.82	$3.74	$3.70	$3.65

The following table provides the number of options and the corresponding exercise prices for those options, which were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2006 because they were anti-dilutive.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2006		2005		2006
Options outstanding	38,250	1,230,865		78,480		1,126,950
Exercise price of options	$71.23	$61.56 - $71.2	3	$67.39 - $71.2	3	$67.39 - $71.2	3

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss)

The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2005:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(31,082)	$11,889	$(19,193)
Reclassification adjustment for net gains on hedges included in net income	(16,652)	6,369	(10,283)
Net change in unrealized losses on hedges	(47,734)	18,258	(29,476)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(92,392)	35,340	(57,052)
Reclassification adjustment for net losses on securities available for sale included in net income	13,289	(5,083)	8,206
Net change in unrealized losses on securities available for sale	(79,103)	30,257	(48,846)
Foreign currency translation adjustment	128	(49)	79
Minimum pension liability adjustment	(26)	10	(16)
Net change in accumulated other comprehensive income (loss)	$(126,735)	$48,476	$(78,259)
For the Nine Months Ended September 30, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(22,926)	$8,769	$(14,157)
Reclassification adjustment for net losses on hedges included in net income	31,501	(12,049)	19,452
Net change in unrealized losses on hedges	8,575	(3,280)	5,295
Securities available for sale:
Unrealized holding gains arising during the period on securities available for sale	16,112	(6,163)	9,949
Reclassification adjustment for net gains on securities available for sale included in net income	(1,822)	697	(1,125)
Net change in unrealized losses on securities available for sale	14,290	(5,466)	8,824
Foreign currency translation adjustment	101	(39)	62
Net change in accumulated other comprehensive income (loss)	$22,966	$(8,785)	$14,181

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss) (Continued)

The following table presents accumulated other comprehensive income (loss) balances.

	Net	Net
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)	Foreign	Minimum	Accumulated
	on Cash	on Securites	Currency	Pension	Other
	Flow	Available	Translation	Liability	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment	Income (Loss)
Balance, December 31, 2004	$1,429	$(31,696)	$(7,870)	$(6,690)	$(44,827)
Change during the period	(29,476)	(48,846)	79	(16)	(78,259)
Balance, September 30, 2005	$(28,047)	$(80,542)	$(7,791)	$(6,706)	$(123,086)
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the period	5,295	8,824	62	—	14,181
Balance, September 30, 2006	$(29,013)	$(65,275)	$326	$(10,250)	$(104,212)

Note 6—Goodwill and Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at September 30, 2005 and 2006.

	September 30, 2005			September 30, 2006
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(41,198)	$26,039	$67,237	$(52,152)	$15,085
Rights-to-Expiration	35,808	(16,530)	19,278	36,608	(20,409)	16,199
Other	2,100	(636)	1,464	2,100	(1,053)	1,047
Total	$105,145	$(58,364)	$46,781	$105,945	$(73,614)	$32,331

Total amortization expense for the three months ended September 30, 2005 and 2006 was $5.0 million and $3.4 million, respectively. For the nine months ended September 30, 2005 and 2006, the expense was $15.0 million and $10.3 million, respectively.

	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangibles
Estimated amortization expense for the years ending:
Remaining 2006	$2,392	$910	$98	$3,400
2007	5,471	3,166	299	8,936
2008	3,245	2,675	230	6,150
2009	1,764	2,242	178	4,184
2010	807	1,859	137	2,803
2011	443	1,519	105	2,067
thereafter	963	3,828	—	4,791
Total amortization expense after September 30, 2006	$15,085	$16,199	$1,047	$32,331

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

The changes in the carrying amount of goodwill during the nine months ended September 30, 2005 and 2006 are shown below.

(Dollars in thousands)	2005	2006
Balance, January 1,	$450,961	$454,015
Contingent period adjustments	(2,285)	—
Adjustment for contingent considerations	1,414	(526)
Correction of errors	2,527	—
Balance, September 30,	$452,617	$453,489

Note 7—Business Segments

In July 2006, the Company formally reorganized its operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. Management believes that this new organizational structure will enhance the Company’s focus on target markets and enterprise wide sales and service. The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

•       Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At September 30, 2005 and 2006, Retail Banking had $235.2 million and $222.2 million, respectively, of goodwill assigned to the operating segments.

•       Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At September 30, 2005 and 2006, Wholesale Banking had $217.4 million and $231.2 million, respectively, of goodwill assigned to the operating segments.

The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for each reportable business segment as of September 30, 2005 and 2006.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

The information in the tables is derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to an operating segment are assigned to that operating segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the operating segment based on a predetermined percentage of usage. Under the Company’s risk-adjusted return on capital (RAROC) methodology, credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

“Other” is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, “Other” includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of our discontinued operations. Except as discussed above, none of the items in “Other” is significant to the Company’s business.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

The reportable business segment results for the prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, discontinued operations and the market view contribution.

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$222,693	$240,794	$255,686	$265,886
Noninterest income (expense)	124,848	127,266	105,220	105,330
Total revenue	347,541	368,060	360,906	371,216
Noninterest expense (income)	220,323	240,289	157,620	168,804
Credit expense (income)	6,437	6,249	26,860	23,169
Income from continuing operations before income taxes	120,781	121,522	176,426	179,243
Income tax expense (income)	46,199	46,482	60,603	59,983
Income from continuing operations	74,582	75,040	115,823	119,260
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income	$74,582	$75,040	$115,823	$119,260
Total assets, end of period—Market View (dollars in millions):	$15,800	$17,054	$21,805	$24,354

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2005	2006	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(13,683)	$(45,510)	$(554)	$(2,446)	$464,142	$458,724
Noninterest income (expense)	(551)	700	(17,329)	(16,041)	212,188	217,255
Total revenue	(14,234)	(44,810)	(17,883)	(18,487)	676,330	675,979
Noninterest expense (income)	28,217	16,912	(9,464)	(8,984)	396,696	417,021
Credit expense (income)	(48,174)	(29,394)	(123)	(24)	(15,000)	—
Income from continuing operations before income taxes	5,723	(32,328)	(8,296)	(9,479)	294,634	258,958
Income tax expense (income)	(10,240)	(15,792)	(3,174)	(3,625)	93,388	87,048
Income from continuing operations	15,963	(16,536)	(5,122)	(5,854)	201,246	171,910
Income (loss) from discontinued operations, net of income taxes	(15,961)	(1,204)	—	—	(15,961)	(1,204)
Net income	$2	$(17,740)	$(5,122)	$(5,854)	$185,285	$170,706
Total assets, end of period—Market View (dollars in millions):	$13,727	$10,630	$(33)	$(25)	$51,299	$52,013

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$655,709	$708,683	$731,048	$781,013
Noninterest income (expense)	360,964	393,239	323,403	309,291
Total revenue	1,016,673	1,101,922	1,054,451	1,090,304
Noninterest expense (income)	677,129	720,694	463,244	501,180
Credit expense (income)	19,242	19,221	79,417	71,472
Income from continuing operations before income taxes	320,302	362,007	511,790	517,652
Income tax expense (income)	122,516	138,468	174,534	174,871
Income from continuing operations	197,786	223,539	337,256	342,781
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net income	$197,786	$223,539	$337,256	$342,781
Total assets, end of period—Market View (dollars in millions):	$15,800	$17,054	$21,805	$24,354

					UnionBanCal
	Other		Reconciling Items		Corporation
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2005	2006	2005	2006	2005	2006
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(26,848)	$(90,954)	$(1,395)	$(7,283)	$1,358,514	$1,391,459
Noninterest income (expense)	(12,427)	6,757	(50,573)	(54,894)	621,367	654,393
Total revenue	(39,275)	(84,197)	(51,968)	(62,177)	1,979,881	2,045,852
Noninterest expense (income)	65,576	55,475	(27,901)	(32,754)	1,178,048	1,244,595
Credit expense (income)	(139,166)	(98,625)	(176)	(68)	(40,683)	(8,000)
Income from continuing operations before income taxes	34,315	(41,047)	(23,891)	(29,355)	842,516	809,257
Income tax expense (income)	(13,871)	(28,857)	(9,138)	(11,227)	274,041	273,255
Income from continuing operations	48,186	(12,190)	(14,753)	(18,128)	568,475	536,002
Income (loss) from discontinued operations, net of income taxes	(14,031)	(9,440)	—	—	(14,031)	(9,440)
Net income	$34,155	$(21,630)	$(14,753)	$(18,128)	$554,444	$526,562
Total assets, end of period—Market View (dollars in millions):	$13,727	$10,630	$(33)	$(25)	$51,299	$52,013

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging

Derivative positions are integral components of the Company’s designated ALM activities. The Company uses interest rate derivatives to manage the sensitivity of the Company’s net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit and other time deposits (CDs), medium-term notes and subordinated debt. The following describes the significant hedging strategies of the Company.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps. At September 30, 2006, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.6 years.

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

The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is 3-month LIBOR, based on the CDs’ original term to maturity, which reflects their repricing frequency. Net payments to be

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap’s strike rate.

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

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the third quarter of 2006, the Company recognized a net gain of $0.2 million due to ineffectiveness, which is recognized in other noninterest expense, compared to a net loss of $0.1 million in the third quarter of 2005.

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

Hedging Strategy for Subordinated Debt

The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation’s ten-year, subordinated debt issuance, and in a separate transaction, Union Bank of California, N.A.’s ten-year, subordinated debt issuance, in order to convert these liabilities from fixed rate to floating rate instruments. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

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

Economic Hedging Strategy for “MarketPath” Certificates of Deposit

The Company engages in an economic hedging strategy in which interest bearing certificates of deposit issued to customers, which are tied to the changes in the Standard and Poor’s 500 Index, are exchanged for a fixed rate of interest. The Company accounts for the embedded derivative in the certificates of deposit at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each certificate of deposit is valued at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

Note 9—Commitments, Contingencies and Guarantees

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. As of September 30, 2006, the Company’s maximum exposure to loss for standby and commercial letters of credit was $3.6 billion and $88.9 million, respectively. At September 30, 2006, the carrying value of the Company’s standby and commercial letters of credit totaled $6.7 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet. In addition, at September 30, 2006, the Company’s maximum exposure to loss for standby and commercial letters of credit related to discontinued operations had declined to $0.6 million and zero, respectively, with no corresponding carrying value of these standby and commercial letters of credit.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At September 30, 2006, the Company had commitments to fund principal investments of $90.7 million.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments, Contingencies and Guarantees (Continued)

The Company has a contingent consideration agreement that guarantees additional payments to an acquired insurance agency’s stockholders based on the agency’s future performance in excess of established revenue and/or earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. If the insurance agency’s future performance exceeds these thresholds during a three-year period, the Company will be liable to make payments to former stockholders. As of September 30, 2006, the Company had no obligation to make any payments under this agreement, which expires in December 2006.

The Company is fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of September 30, 2006, the Company’s maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $150.0 million. The Company maintains a reserve of $6.0 million for these guarantees.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate the sale of the commercial paper. As of September 30, 2006, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.9 billion. The Bank’s guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of September 30, 2006, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.4 billion at September 30, 2006. The market value of the associated collateral was $2.5 billion at September 30, 2006.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2006, the maximum exposure to loss under these contracts totaled $2.5 million. At September 30, 2006, the Company maintained a reserve of $0.1 million for losses related to these guarantees.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments, Contingencies and Guarantees (Continued)

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. Reserves for losses from legal actions that are both probable and estimable are recorded at the time of that determination. Management believes that the disposition of all claims currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

For further discussion of the Company’s commitments, contingencies and guarantees, see Note 24 to the Consolidated Financial Statements in the Company’s 2005 Form 10-K.

Note 10—Pension and Other Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2006.

	Pension Benefits		Other Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in thousands)	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$11,383	$13,501	$1,551	$1,850
Interest cost	14,587	16,287	2,115	2,418
Expected return on plan assets	(23,966)	(28,359)	(2,626)	(3,034)
Amortization of prior service cost	267	266	(24)	(28)
Amortization of transition amount	—	—	508	512
Recognized net actuarial loss	6,656	8,090	699	1,052
Total net periodic benefit cost	$8,927	$9,785	$2,223	$2,770

	Pension Benefits		Other Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$34,148	$40,505	$4,653	$5,420
Interest cost	43,763	48,860	6,345	6,898
Expected return on plan assets	(71,899)	(85,079)	(7,801)	(8,719)
Amortization of prior service cost	800	800	(72)	(73)
Amortization of transition amount	—	—	1,526	1,527
Recognized net actuarial loss	19,968	24,271	2,096	3,182
Total net periodic benefit cost	$26,780	$29,357	$6,747	$8,235

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

The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans may not be less than the fair market value on the date the option is granted. Starting in 2006, the value of options is recognized as compensation expense over the vesting period during which the employees are required to provide service. Prior to January 1, 2006, the Company’s unrecognized compensation expense for nonvested restricted stock reduced retained earnings. With the adoption of SFAS No. 123R, $19 million was reclassified from retained earnings to additional paid-in capital. The value of the restricted stock at the date of grant is recognized as compensation expense over its vesting period with a corresponding credit adjustment to additional paid-in capital. All cancelled or forfeited options and restricted stock become available for future grants.

Under the 2000 Stock Plan, the Company grants stock options and restricted stock and issues shares of common stock upon vesting of performance shares and restricted stock units that are settled in common stock. Under the 1997 Stock Plan, the Company issues shares of common stock upon exercise of outstanding stock options. The Company issues new shares of common stock for all awards under the stock plans. At September 30, 2005 and September 30, 2006, a total of 5,628,550 shares and 4,181,512 shares, respectively, were available for future grants under the 2000 Stock Plan as stock options, restricted stock or shares of common stock issued upon vesting of performance shares and restricted stock units settled in common stock. The remaining shares under the 1997 Stock Plan are not available for future grants.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11—Management Stock Plans (Continued)

The following is a summary of stock option transactions under the stock plans for the nine months ended September 30, 2006.

	For the Nine Months Ended September 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding, beginning of the period	8,696,589	$45.26
Granted	1,101,240	69.89
Exercised	(1,192,874)	40.22
Forfeited	(29,290)	61.63
Options outstanding, end of the period	8,575,665	$49.07	5.72	$112,038
Options exercisable, end of the period	6,066,775	$43.46	5.40	$106,186

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

For the Nine Months Ended September 30, 2006
Weighted-average fair value—per share	$12.31
Risk-free interest rates (a range for 1 to 7 year tenors)	4.3 - 5.05%
Expected volatility	16.6 - 22.9%
Weighted-average expected volatility	19.4%
Expected term (in years)	3.4 - 5.4
Expected dividend yield	2.7%

The weighted-average fair value of options granted during the nine months ended September 30, 2005 and 2006 was $13.38 and $12.31 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was $40.5 million and $33.7 million, respectively.

As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock option awards was $20.6 million and the weighted-average period over which it is expected to be recognized was 1.0 year.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11—Management Stock Plans (Continued)

Restricted Stock

In general, restricted shares are granted under the 2000 Stock Plan to key employees, and in 2005, to non-employee directors. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions. The awards of restricted stock granted to existing non-employee directors in 2005 vested in full in July 2006. Restricted stockholders have the right to vote their restricted shares and receive dividends.

The following is a summary of the Company’s nonvested restricted stock awards as of September 30, 2006 and changes during the period ended September 30, 2006.

	For the Nine Months Ended September 30, 2006
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	397,957	$64.06
Granted	204,393	69.84
Vested	(69,033)	61.52
Forfeited	(11,876)	66.36
Nonvested restricted awards, end of the period	521,441	$66.61

The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2005 and 2006 was $1.0 million and $4.2 million, respectively.

The Company recognized $10.7 million of compensation cost for share-based payment arrangements related to restricted stock awards with $4.1 million of corresponding tax benefit for the nine months ended September 30, 2006. As of September 30, 2006, the total unrecognized compensation cost related to nonvested restricted awards was $21.8 million, and the weighted-average period over which it is expected to be recognized was 1.5 years.

Restricted Stock Units

In July 2006, the Company granted 12,150 restricted stock units to non-employee directors with a weighted average grant date fair value of $63.65 per share. These restricted stock units consist of a regular grant, and in the case of new non-employee directors, a regular grant and an initial grant. In general, the regular grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. At grant date, it was estimated that 7 percent of the shares would forfeit by the vesting date. For the nine months ended September 30, 2006, the Company recognized $0.2 million of compensation cost with a corresponding $0.1 million in tax benefits related to this year’s grants. The restricted stock unit participants do not have voting or other stockholder rights. However, the participants’ stock unit accounts receive dividend equivalents, reflecting the aggregate dividends earned based on the total number of restricted stock units outstanding, in the form of additional restricted stock units. Participants may elect to defer the delivery of vested shares of common

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 11—Management Stock Plans (Continued)

stock at predetermined dates as defined in the plan agreements. The Company will issue new shares under the 2000 Stock Plan upon vesting of these grants, which are redeemable only in shares.

Performance Share Plan

Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company’s common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 2,132,333 performance shares remaining for future awards as of September 30, 2006. All performance shares granted prior to 2006 are redeemable in cash and are therefore being accounted for as liabilities. There were 1,050 of these performance shares forfeited for the nine months ended September 30, 2006. The value of a performance share under the liability method is equal to the average month-end closing price of the Company’s common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. At September 30, 2005 and 2006, the Company’s liability for the cash settlement of the performance shares was $13.2 million and $12.5 million, respectively.

Under the Performance Share Plan, the Company granted 62,100 units with a weighted-average grant date fair value of $69.96 per share during the nine months ended September 30, 2006. These units will be settled in stock at the vesting date of December 31, 2008. At grant date, it was estimated that 6 percent of the shares would forfeit by the vesting date. For the nine months ended September 30, 2006, the Company recognized $2.4 million of compensation cost with a corresponding $0.9 million in tax benefits related to this year’s grants. The Company will issue new shares under the 2000 Stock Plan upon vesting of these grants that are redeemable in shares.

Note 12—Subsequent Events

On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock. The dividend will be paid on January 5, 2007 to stockholders of record as of December 1, 2006.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part II Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q (this Form 10-Q) and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) for a discussion of some factors that may cause results to differ.

You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations for the period ended September 30, 2006 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based, commercial bank holding company and have, as our major subsidiary, a banking subsidiary, Union Bank of California, N.A. (the Bank). We had consolidated assets of $52 billion at September 30, 2006. At September 30, 2006, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 64 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2006 results and that could impact our future results. We ask that you carefully read this entire document and any other reports that we refer to in this Quarterly Report, for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

Our average loans grew by 12 percent in the third quarter 2006 compared to the third quarter 2005. This growth has been concentrated in our commercial and residential mortgage lending areas, although we expect that the growth rate in residential mortgage loans will slow if interest rates continue to rise.

Although our deposit base continues to be relatively strong compared to our peers, our average noninterest bearing deposits declined by $2.4 billion in the third quarter 2006 compared to the third quarter of 2005 as deposit pricing pressures, caused by rising short-term interest rates, resulted in customer transfers of funds from noninterest bearing to interest bearing deposits or other investments. Further shifts between noninterest and interest bearing deposits are expected to continue in the near term. We believe that despite these shifts, our high percentage of average noninterest bearing deposits to average total deposits continues to provide us with a funding advantage compared to most of our peers.

Overall credit quality remained strong during the third quarter 2006. Our nonperforming assets totaled $48 million at September 30, 2006 compared to $62 million at December 31, 2005 and $38 million at September 30, 2005. While such low levels of nonperforming assets are not sustainable, we believe that our responsible lending and monitoring practices will help us maintain high credit quality in our loan portfolios.

During the third quarter 2006, we had no provision for credit losses compared with a reversal of $15 million in the third quarter 2005. We expect that we may need to provide for credit losses during the fourth quarter of 2006 as a result of our additional loan growth and any adverse changes from our current economic environment.

In the third quarter 2006, our net interest income was $459 million compared to $464 million in the third quarter 2005, as our strong loan growth was offset by higher funding costs.

Noninterest income grew 2 percent in the third quarter 2006 compared with the third quarter 2005, primarily from higher trust and investment management fees related to growth in trust assets and higher gains on private capital investments, partially offset by a decline in service charges on deposit accounts stemming from lower account analysis fees and lower demand deposit balances.

In the third quarter 2006, our noninterest expense grew to $417 million compared to $397 million in the third quarter 2005. Most of this increase was related to salaries and employee benefits, of which $7 million related to both our adoption of the new share-based compensation accounting rules and higher costs for restricted stock awards.

Our effective tax rate increased to 33.6 percent in the third quarter 2006 from 31.7 percent during the third quarter 2005. The lower rate in 2005 was due primarily to reductions in California tax expense from the recognition of lower taxes on our 2004 tax return filed on the worldwide unitary basis and Enterprise Zone tax credits, primarily from prior years but for which we qualified in the third quarter 2005.

In the third quarter 2006, we returned a significant amount of capital to our stockholders in the form of dividends and common stock repurchases. During the third quarter 2006, we paid $67 million in dividends and we repurchased $143 million in shares of common stock. At September 30, 2006, we had $259 million remaining under our current board authorization for the repurchase of our common stock.

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

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. All of our offices designated for disposal were closed as of June 30, 2006. The remaining assets include deposits with banks awaiting approval of repatriation of capital and unremitted profits and loans that are maturing by January 2008. The remaining liabilities primarily consist of accrued expenses, which will be settled when due. For the detailed components of our assets and liabilities from discontinued operations, see Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements of this Form 10-Q.

Included in our net income are the net results of our discontinued operations. For the three and nine months ended September 30, 2005 and 2006, loss from discontinued operations included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2006	2005	2006
Net interest income (expense)	$5,400	$(501)	$15,683	$1,138
Provision for loan losses	—	—	6,683	—
Noninterest income	21,233	268	56,165	13,184
Noninterest expense	52,245	1,828	87,550	29,555
Loss from discontinued operations before income taxes	(25,612)	(2,061)	(22,385)	(15,233)
Income tax benefit	(9,651)	(857)	(8,354)	(5,793)
Loss from discontinued operations	$(15,961)	$(1,204)	$(14,031)	$(9,440)

For the three months ended September 30, 2005 and 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $4.9 million and $0.5 million, respectively. For the nine months ended September 30, 2005 and 2006, the interest expense allocated to discontinued operations was $11.5 million and $1.5 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

Noninterest income for the nine months ended September 30, 2006 included a $4 million payment from Wachovia Bank, N.A. received in the second quarter of 2006, reflecting the final settlement upon the conversion of our international correspondent banking customer base. Included in noninterest expense were compliance related expenses of $14.0 million and $1.4 million for the three months ended September 30, 2005 and 2006, respectively, and $25.0 million and $8.5 million for the nine months ended September 30, 2005 and 2006, respectively. We recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

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

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2005 Form 10-K filed with the Securities and Exchange Commission (the SEC).

Financial Performance

Summary of Financial Performance

	For the Three Months		Increase (Decrease)		For the Nine Months		Increase (Decrease)
	Ended September 30,		2006 versus 2005		Ended September 30,		2006 versus 2005
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of Operations
Net interest income(1)	$464,142	$458,724	$(5,418)	(1.2)%	$1,358,514	$1,391,459	$32,945	2.4%
Noninterest income
Service charges on deposit accounts	84,822	79,083	(5,739)	(6.8)	243,835	242,555	(1,280)	(0.5)
Trust and investment management fees	43,500	47,555	4,055	9.3	127,053	146,050	18,997	15.0
Insurance commissions	17,819	17,301	(518)	(2.9)	59,176	54,571	(4,605)	(7.8)
Merchant banking fees	11,257	11,655	398	3.5	35,637	28,280	(7,357)	(20.6)
Brokerage commissions and fees	5,290	8,531	3,241	61.3	22,867	26,656	3,789	16.6
Securities gains (losses), net	(320)	43	363	nm	(13,289)	1,822	15,111	nm
Gain on private capital investments, net	5,692	7,681	1,989	34.9	18,888	14,210	(4,678)	(24.8)
Other noninterest income	44,128	45,406	1,278	2.9	127,200	140,249	13,049	10.3
Total noninterest income	212,188	217,255	5,067	2.4	621,367	654,393	33,026	5.3
Total revenue	676,330	675,979	(351)	(0.1)	1,979,881	2,045,852	65,971	3.3
Reversal of allowance for loan losses	(15,000)	—	(15,000)	nm	(40,683)	(8,000)	(32,683)	(80.3)
Noninterest expense
Salaries and employee benefits	236,124	244,613	8,489	3.6	701,858	745,745	43,887	6.3
Outside services	28,533	31,890	3,357	11.8	76,248	91,203	14,955	19.6
Professional services	11,240	12,169	929	8.3	36,131	43,754	7,623	21.1
Advertising and public relations	9,114	11,726	2,612	28.7	25,657	33,228	7,571	29.5
Foreclosed asset income	(3,435)	(183)	3,252	(94.7)	(5,606)	(15,332)	(9,726)	nm
Reversal of allowance for losses on off-balance sheet commitments	—	—	—	—	(1,000)	(7,000)	(6,000)	nm
Other noninterest expense	115,120	116,806	1,686	1.5	344,760	352,997	8,237	2.4
Total noninterest expense	396,696	417,021	20,325	5.1	1,178,048	1,244,595	66,547	5.6
Income from continuing operations before income taxes	294,634	258,958	(35,676)	(12.1)	842,516	809,257	(33,259)	(3.9)
Income tax expense	93,388	87,048	(6,340)	(6.8)	274,041	273,255	(786)	(0.3)
Income from continuing operations	$201,246	$171,910	$(29,336)	(14.6)%	$568,475	$536,002	$(32,473)	(5.7)%

(1)          Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

The primary contributors to our financial performance for the third quarter of 2006 compared to the third quarter of 2005 are presented below.

•       There was no provision for loan losses in the third quarter of 2006 as credit quality, primarily in our commercial loan portfolio, remained stable. However, we believe that the trend of improving credit quality could be at its peak. (See our discussion under “Allowances for Credit Losses.”)

•       Our net interest income was favorably influenced by higher earning asset volumes (including higher volume for commercial, financial and industrial loans, residential mortgages and construction loans) and higher average yields on our earning assets. Offsetting these positive influences to our net interest income were higher rates on interest bearing liabilities, lower hedge income and lower noninterest bearing deposit volumes. (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits decreased primarily due to lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances, as well as from lower demand deposit balances;

—              Trust and investment management fees were higher primarily due to higher sales, growth in trust assets and a change in the administration structure of our HighMark funds resulting in additional fees, which were offset by higher outside service expenses (see noninterest expense discussion below). Managed assets decreased by approximately 5 percent, while non-managed assets increased by approximately 5 percent from September 30, 2005 to September 30, 2006. Total assets under administration increased by approximately 4 percent, to $218.0 billion, for the same period;

—              Net gains on private capital investments were higher compared to the prior year due to higher sales and capital distributions; and

—              Included in other noninterest income was a $3.0 million settlement in the third quarter of 2006 associated with an eminent domain action taken by a municipality to take possession of land used by one of our branches.

Our higher noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       annual merit increases and higher staff levels; and

•       additional contract labor staff for compliance-related activities; partly offset by

•       lower bonuses and other performance-related incentives, partially offset by increased expenses for stock options and for higher levels of restricted stock grants;

—              Outside services expense increased mainly due to higher trust administration expenses, which were offset by increased trust and investment management fee revenue (see noninterest income discussion above);

—              Advertising expense was higher mainly due to increased advertising and marketing activities in response to the competitive deposit market; and

—              Foreclosed asset income reflected higher gains on the sale of foreclosed properties in the third quarter of 2005.

The primary contributors to our financial performance for the first nine months of 2006 compared to the first nine months of 2005 are presented below.

•       The reversal of our allowance for loan losses for the first nine months of 2006 is due to sustained improvement in credit quality, primarily in our commercial loan portfolio. (See our discussion under “Allowances for Credit Losses.”)

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

The increase in our noninterest income was due to several factors:

—              Trust and investment management fees benefited from higher sales, growth in trust assets, a one-time $3.8 million increase in trust fees resulting from a refinement in our accrual accounting methodology and a change in the administration structure of our HighMark funds resulting in additional fees, which were offset by higher outside services expenses (see noninterest expense discussion below);

—              Insurance commissions decreased mainly due to lower revenues from construction-related projects, which slowed in 2006, and lower contingent revenues;

—              Merchant banking fees decreased due to a lower volume of syndication transactions than in the same period last year;

—              Securities gains were higher mainly due to a $13.3 million loss on the sale of government agency securities in 2005 compared to gains on collateralized loan obligations (CLOs) in 2006;

—              Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions; and

—              Higher other noninterest income, which included gains of $4.2 million from the sales of leased equipment, a $3.0 million settlement associated with an eminent domain action, a $1.8 million gain that resulted from the share redemption by MasterCard Incorporated and lower trading provision adjustments to our reserve for losses on customer derivative contracts.

Our higher noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       annual merit increases and higher staff levels;

•       additional contract labor staff for compliance related activities;

•       higher incentive expenses related to stock options and higher levels of restricted stock grants in the first nine months of 2006, partly offset by lower bonuses and other performance-related incentives; and

•       higher employee benefits expense mainly due to increased employee taxes and pension and other postretirement benefits expense due to actuarial adjustments, partly offset by a decrease in workers compensation expense;

—              Outside services expense increased mainly due to higher trust administration expenses, which were offset by increased trust and investment management fee revenue (see noninterest income discussion above) and higher cost of services related to title and escrow deposit balances stemming from a higher earnings credit rate in the first nine months of 2006;

—              Professional services expense increased mainly due to compliance-related expenses;

—              Advertising expense was higher mainly due to increased advertising and marketing activities in response to the competitive deposit market;

—              Foreclosed asset income reflected higher gains on the sale of foreclosed properties in the first nine months of 2006;

—              Provision for losses on off-balance sheet commitments, which declined by $6.0 million compared to the first nine months of 2005 as a result of improvements in the credit quality of our borrowers; and

—              Higher other noninterest expense, which included higher software costs, business development costs and charitable contributions, partly offset by declining amortization of identifiable intangibles.

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended
	September 30, 2005			September 30, 2006			Increase (Decrease) in
		Interest	Average		Interest	Average	Average		Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense (1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)	$32,177,816	$461,892	5.71%	$35,965,823	$575,799	6.37%	$3,788,007	11.8%	$113,907	24.7%
Securities—taxable	9,971,085	96,706	3.88	8,548,420	107,378	5.02	(1,422,665)	(14.3)	10,672	11.0
Securities—tax-exempt	65,800	1,350	8.21	59,644	1,231	8.26	(6,156)	(9.4)	(119)	(8.8)
Interest bearing deposits in banks	57,042	303	2.11	37,351	411	4.37	(19,691)	(34.5)	108	35.6
Federal funds sold and securities purchased under resale agreements	770,116	6,777	3.49	894,039	12,024	5.34	123,923	16.1	5,247	77.4
Trading account assets	329,318	1,115	1.34	349,368	1,832	2.08	20,050	6.1	717	64.3
Total earning assets	43,371,177	568,143	5.21	45,854,645	698,675	6.06	2,483,468	5.7	130,532	23.0
Allowance for loan losses	(392,651)			(328,399)			64,252	(16.4)
Cash and due from banks	2,232,281			2,063,653			(168,628)	(7.6)
Premises and equipment, net	514,156			497,957			(16,199)	(3.2)
Other assets	2,487,066			2,689,563			202,497	8.1
Total assets	$48,212,029			$50,777,419			$2,565,390	5.3%
Liabilities
Deposits:
Interest bearing	$13,157,103	$44,318	1.34	$12,405,367	$73,826	2.36	$(751,736)	(5.7)%	$29,508	66.6
Savings and consumer time	4,642,782	15,668	1.34	4,493,082	25,682	2.27	(149,700)	(3.2)	10,014	63.9
Large time	3,105,857	22,810	2.91	6,692,874	82,790	4.91	3,587,017	nm	59,980	nm
Total interest bearing deposits	20,905,742	82,796	1.57	23,591,323	182,298	3.07	2,685,581	12.8	99,502	nm
Federal funds purchased and securities sold under repurchase agreements	630,272	5,158	3.25	419,665	5,345	5.05	(210,607)	(33.4)	187	3.6
Net funding allocated from (to) discontinued operations(4)	(593,732)	(4,864)	3.25	(34,738)	(454)	5.18	558,994	(94.1)	4,410	(90.7)
Commercial paper	1,207,822	9,394	3.09	1,645,428	20,835	5.02	437,606	36.2	11,441	nm
Other borrowed funds	173,853	1,707	3.89	577,533	7,842	5.39	403,680	nm	6,135	nm
Medium and long-term debt	817,602	8,520	4.13	1,496,207	21,974	5.83	678,605	83.0	13,454	nm
Trust notes	15,506	239	6.15	15,054	239	6.33	(452)	(2.9)	—	—
Total borrowed funds	2,251,323	20,154	3.55	4,119,149	55,781	5.37	1,867,826	83.0	35,627	nm
Total interest bearing liabilities	23,157,065	102,950	1.76	27,710,472	238,079	3.41	4,553,407	19.7	135,129	nm
Noninterest bearing deposits	19,387,786			16,990,816			(2,396,970)	(12.4)
Other liabilities	1,392,056			1,497,496			105,440	7.6
Total liabilities	43,936,907			46,198,784			2,261,877	5.1
Stockholders’ Equity
Common equity	4,275,122			4,578,635			303,513	7.1
Total stockholders’ equity	4,275,122			4,578,635			303,513	7.1
Total liabilities and stockholders’ equity	$48,212,029			$50,777,419			$2,565,390	5.3%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		465,193	4.27%		460,596	4.00%			(4,597)	(1.0)
Less: taxable-equivalent adjustment		1,051			1,872				821	78.1
Net interest income		$464,142			$458,724				$(5,418)	(1.2)%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	September 30, 2005	September 30, 2006
Assets	$ 1,978,255	$ 41,135
Liabilities	$ 1,384,523	$ 6,397
Net assets	$ 593,732	$ 34,738

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

(4)                Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period’s Federal funds purchased rate.

nm - not meaningful

	For the Nine Months Ended						Increase (Decrease) in
	September 30, 2005			September 30, 2006					Interest
		Interest	Average		Interest	Average	Average		Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense(1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)	$30,843,202	$1,305,807	5.66%	$35,100,506	$1,636,804	6.23%	$4,257,304	13.8%	$330,997	25.3%
Securities—taxable	10,678,358	298,317	3.72	8,378,496	306,164	4.87	(2,299,862)	(21.5)	7,847	2.6
Securities—tax-exempt	66,379	4,022	8.08	62,670	3,804	8.09	(3,709)	(5.6)	(218)	(5.4)
Interest bearing deposits in banks	96,961	1,432	1.97	43,804	1,570	4.79	(53,157)	(54.8)	138	9.6
Federal funds sold and securities purchased under resale agreements	615,967	14,406	3.13	541,607	20,594	5.08	(74,360)	(12.1)	6,188	43.0
Trading account assets	275,087	3,072	1.49	354,134	5,047	1.91	79,047	28.7	1,975	64.3
Total earning assets	42,575,954	1,627,056	5.10	44,481,217	1,973,983	5.93	1,905,263	4.5	346,927	21.3
Allowance for loan losses	(398,404)			(337,145)			61,259	(15.4)
Cash and due from banks	2,240,948			2,096,935			(144,013)	(6.4)
Premises and equipment, net	519,915			510,416			(9,499)	(1.8)
Other assets	2,404,271			2,675,245			270,974	11.3
Total assets	$47,342,684			$49,426,668			$2,083,984	4.4%
Liabilities
Deposits:
Interest bearing	$12,614,932	$101,752	1.08	$12,757,571	$201,641	2.11	$142,639	1.1%	$99,889	98.2
Savings and consumer time	4,707,515	42,841	1.22	4,477,251	65,672	1.96	(230,264)	(4.9)	22,831	53.3
Large time	3,190,094	61,455	2.58	5,133,186	173,971	4.53	1,943,092	60.9	112,516	nm
Total interest bearing deposits	20,512,541	206,048	1.34	22,368,008	441,284	2.64	1,855,467	9.0	235,236	nm
Federal funds purchased and securities sold under repurchase agreements	1,021,123	20,829	2.73	678,926	23,657	4.66	(342,197)	(33.5)	2,828	13.6
Net funding allocated from (to) discontinued operations(4)	(535,998)	(11,499)	2.87	(42,570)	(1,509)	4.74	493,428	(92.1)	9,990	(86.9)
Commercial paper	1,078,558	21,761	2.70	1,514,196	52,420	4.63	435,638	40.4	30,659	nm
Other borrowed funds	183,997	5,053	3.67	319,096	12,233	5.13	135,099	73.4	7,180	nm
Medium and long-term debt	808,686	22,511	3.72	1,164,090	49,246	5.66	355,404	43.9	26,735	nm
Trust notes	15,618	715	6.10	15,166	715	6.28	(452)	(2.9)	—	—
Total borrowed funds	2,571,984	59,370	3.09	3,648,904	136,762	5.01	1,076,920	41.9	77,392	nm
Total interest bearing liabilities	23,084,525	265,418	1.54	26,016,912	578,046	2.97	2,932,387	12.7	312,628	nm
Noninterest bearing deposits	18,792,219			17,348,964			(1,443,255)	(7.7)
Other liabilities	1,256,056			1,508,382			252,326	20.1
Total liabilities	43,132,800			44,874,258			1,741,458	4.0
Stockholders’ Equity
Common equity	4,209,884			4,552,410			342,526	8.1
Total stockholders’ equity	4,209,884			4,552,410			342,526	8.1
Total liabilities and stockholders’ equity	$47,342,684			$49,426,668			$2,083,984	4.4%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,361,638	4.27%		1,395,937	4.19%			34,299	2.5
Less: taxable-equivalent adjustment		3,124			4,478				1,354	43.3
Net interest income		$1,358,514			$1,391,459				$32,945	2.4%

Average Assets and Liabilities of Discontinued Operations for the Nine Months Ended:	September 30, 2005	September 30, 2006
Assets	$1,974,884	$244,210
Liabilities	$1,438,886	$201,640
Net assets	$535,998	$42,570

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

(4)                Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earnings) on funds allocated from (to) discontinued operations are calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period’s Federal funds purchased rate. The year-to-date expense (earnings) amount is the sum of the quarterly amounts.

nm - not meaningful

Net interest income in the third quarter 2006, on a taxable equivalent basis, decreased 1 percent from the third quarter 2005. Our net interest margin decreased by 27 basis points. These results were primarily due to the following:

•       Average earning assets increased $2.5 billion, or 6 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $1.8 billion increase in average commercial loans and a $1.2 billion increase in average residential mortgages, while average securities declined by $1.4 billion as a result of sales of approximately $1.5 billion in lower yielding agency securities between September 2005 and December 2005 and maturities offset by purchases of $1.4 billion in higher yielding mortgage securities between December 2005 and September 2006;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 85 basis points, despite being negatively impacted by lower hedge income, which decreased by $14.8 million;

•       Average noninterest bearing deposits decreased $2.4 billion, or 12 percent, including a decrease of $1.0 billion, or 30 percent, in average title and escrow deposits due to lower residential real estate activity. Average business demand deposits, excluding title and escrow deposits, declined $1.1 billion, or 8 percent, primarily due to deposit pricing pressures resulting from rising short-term interest rates. Consumer demand deposits decreased $311 million, or 10 percent. Average noninterest bearing deposits represented 42 percent of average total deposits in third quarter 2006 compared to 48 percent in the third quarter of 2005; and

•       In the third quarter 2006, the annualized average all-in cost of funds, which included lower hedge income of $3.1 million, was 2.11 percent, reflecting our average deposit-to-loan ratio of 113 percent and the relatively high proportion of noninterest bearing deposits to total deposits. In the third quarter 2005, the annualized all-in cost of funds was 0.96 percent and our average deposit-to-loan ratio was 125 percent.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For 2006, these derivative positions are expected to provide less net interest income than in 2005, as positions mature and, to a lesser extent, as interest rates rise. However, as we expected, the declines in hedge income have been offset by increased yields on the underlying variable rate loans. For loans, we had hedge expense of less than $0.1 million and $14.8 million for the quarters ended September 30, 2005 and 2006, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $2.9 million and hedge expense of $0.2 million for the quarters ended September 30, 2005 and 2006, respectively.

Net interest income in the first nine months of 2006, on a taxable equivalent basis, increased 3 percent from the first nine months of 2005. Our net interest margin decreased by 8 basis points. These results were primarily due to the following:

•       Average earning assets increased $1.9 billion, or 5 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $2.1 billion increase in average commercial loans and a $1.4 billion increase in average residential mortgages, while average securities declined by $2.3 billion;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 83 basis points, despite being negatively impacted by lower hedge income, which decreased by $43.8 million;

•       Average noninterest bearing deposits decreased $1.4 billion, or 8 percent, including a decrease of $723 million, or 23 percent, in average title and escrow deposits due to lower residential real estate activity. Average business demand deposits, excluding title and escrow deposits, declined $602 million, or 5 percent, primarily due to deposit pricing pressures resulting from rising short-term interest rates. Consumer demand deposits decreased $118 million, or 4 percent. Average noninterest bearing deposits represented 44 percent of average total deposits in the first nine months of 2006 compared to 48 percent of average total deposits in the first nine months of 2005; and

•       In the first nine months of 2006, the annualized average all-in cost of funds, which included lower hedge income of $10.0 million, was 1.78 percent, reflecting our average deposit-to-loan ratio of 113 percent and the relatively high proportion of noninterest bearing deposits to total deposits. In the first nine months of 2005, the annualized all-in-cost of funds was 0.85 percent and the average deposit-to-loan ratio was 127 percent.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term CDs, and to convert our long-term, fixed-rate borrowings to floating rate. For our loans, we had hedge income of $9.2 million and hedge expense of $34.6 million for the nine months ended September 30, 2005 and 2006, respectively. For deposits and long-term fixed rate borrowings, hedge income was $10.6 million and $0.6 million for the first nine months of September 30, 2005 and 2006, respectively.

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
	September 30,	September 30,	Increase (Decrease)		September 30,	September 30,	Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Service charges on deposit accounts	$84,822	$79,083	$(5,739)	(6.8)%	$243,835	$242,555	$(1,280)	(0.5)%
Trust and investment management fees	43,500	47,555	4,055	9.3	127,053	146,050	18,997	15.0
Insurance commissions	17,819	17,301	(518)	(2.9)	59,176	54,571	(4,605)	(7.8)
Merchant banking fees	11,257	11,655	398	3.5	35,637	28,280	(7,357)	(20.6)
Brokerage commissions and fees	5,290	8,531	3,241	61.3	22,867	26,656	3,789	16.6
Foreign exchange gains, net	8,849	8,179	(670)	(7.6)	25,570	24,304	(1,266)	(5.0)
Card processing fees, net	6,597	7,241	644	9.8	18,668	21,144	2,476	13.3
Securities gains (losses), net	(320)	43	363	nm	(13,289)	1,822	15,111	nm
Gain on private capital investments, net	5,692	7,681	1,989	34.9	18,888	14,210	(4,678)	(24.8)
Other	28,682	29,986	1,304	4.5	82,962	94,801	11,839	14.3
Total noninterest income	$212,188	$217,255	$5,067	2.4%	$621,367	$654,393	$33,026	5.3%

nm - not meaningful

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
	September 30,	September 30,	Increase (Decrease)		September 30,	September 30,	Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Salaries and other compensation	$190,293	$200,591	$10,298	5.4%	$556,249	$596,539	$40,290	7.2%
Employee benefits	45,831	44,022	(1,809)	(3.9)	145,609	149,206	3,597	2.5
Salaries and employee benefits	236,124	244,613	8,489	3.6	701,858	745,745	43,887	6.3
Net occupancy	34,336	35,753	1,417	4.1	100,251	103,109	2,858	2.9
Outside services	28,533	31,890	3,357	11.8	76,248	91,203	14,955	19.6
Equipment	15,828	17,387	1,559	9.8	50,164	52,155	1,991	4.0
Software	14,378	15,334	956	6.6	43,084	47,001	3,917	9.1
Professional services	11,240	12,169	929	8.3	36,131	43,754	7,623	21.1
Advertising and public relations	9,114	11,726	2,612	28.7	25,657	33,228	7,571	29.5
Communications	10,808	9,942	(866)	(8.0)	30,950	30,555	(395)	(1.3)
Data processing	7,406	7,933	527	7.1	24,703	23,175	(1,528)	(6.2)
Intangible asset amortization	4,985	3,427	(1,558)	(31.3)	14,956	10,284	(4,672)	(31.2)
Foreclosed asset income	(3,435)	(183)	3,252	(94.7)	(5,606)	(15,332)	(9,726)	nm
Reversal of allowance for losses on off-balance sheet commitments	—	—	—	—	(1,000)	(7,000)	(6,000)	nm
Other	27,379	27,030	(349)	(1.3)	80,652	86,718	6,066	7.5
Total noninterest expense	$396,696	$417,021	$20,325	5.1%	$1,178,048	$1,244,595	$66,547	5.6%

nm - not meaningful

Income Tax Expense

Income tax expense on continuing operations in the third quarter 2006 resulted in a 33.6 percent effective income tax rate compared with an effective tax rate of 31.7 percent for the third quarter 2005. The lower effective tax rate in 2005 was due primarily to reductions in income tax expense of approximately $9.0 million related to an adjustment of 2004 California tax expense to reflect the tax as reported on the tax return filed on the worldwide unitary basis, and to California Enterprise Zone Credits, primarily from prior years, for which we qualified during the third quarter of 2005. Income tax expense in the first nine months of 2006 resulted in a 33.8 percent effective tax rate compared with an effective tax rate of 32.5 percent for the first nine months of 2005. The lower tax rate in 2005 was due primarily to a reduction in reserves of $10.0 million in the first quarter of 2005 for estimated amounts owed to the Internal Revenue Service with respect to certain leveraged leasing transactions and the $9.0 million adjustment in the third quarter of 2005 as discussed above.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” in our 2005 Form 10-K.

Loans

The following table shows loans outstanding by loan type.

				Increase (Decrease)
				September 30, 2006 From:
				September 30,		December 31,
	September 30,	December 31,	September 30,	2005		2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Domestic:
Commercial, financial and industrial	$10,997,018	$11,450,955	$12,513,749	$1,516,731	13.8%	$1,062,794	9.3%
Construction	1,366,413	1,447,292	2,074,320	707,907	51.8	627,028	43.3
Mortgage:
Residential	10,976,681	11,380,728	12,101,517	1,124,836	10.2	720,789	6.3
Commercial	5,590,774	5,682,624	5,760,046	169,272	3.0	77,422	1.4
Total mortgage	16,567,455	17,063,352	17,861,563	1,294,108	7.8	798,211	4.7
Consumer:
Installment	834,653	891,062	1,078,671	244,018	29.2	187,609	21.1
Revolving lines of credit	1,653,275	1,610,680	1,428,317	(224,958)	(13.6)	(182,363)	(11.3)
Total consumer	2,487,928	2,501,742	2,506,988	19,060	0.8	5,246	0.2
Lease financing	574,798	579,593	573,516	(1,282)	(0.2)	(6,077)	(1.0)
Total loans held to maturity	31,993,612	33,042,934	35,530,136	3,536,524	11.1	2,487,202	7.5
Total loans held for sale	11,135	52,661	143,333	132,198	nm	90,672	nm
Total loans	$32,004,747	$33,095,595	$35,673,469	$3,668,722	11.5%	$2,577,874	7.8%

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

The commercial, financial and industrial loan portfolio increased in the third quarter 2006 from the third quarter 2005 mainly due to increased loan demand primarily in the oil and gas and national corporate segments as well as the California middle market.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase in the third quarter 2006 from the third quarter 2005 was due to increased demand for residential construction projects with apartment financing representing the largest component.

The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages between the third quarter of 2006 and the third quarter of 2005 was mainly due to increased demand in the California middle market for real estate related financing.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At September 30, 2006, 62 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 65 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

Consumer Loans

We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary driver of the increase in consumer loans was our “Flex Equity Line/Loan” product. The “Flex Equity Line/Loan” allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. We offer a “Flex Equity High LTV” product, which allows our customers to draw up to 100 percent of the value of their real estate or $150 thousand, whichever is less.

Lease Financing

We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $553 million, which are net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2005, for any country where such outstandings exceeded 1 percent of total assets. For the periods ended December 31, 2005 and September 30, 2006 there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
September 30, 2005
South Korea	$656	$—	$10	$666

Provision for Loan Losses

We had no provision for loan losses in the third quarter of 2006, compared with a reversal of the allowance for loan losses of $15 million in the third quarter of 2005. The $15 million reversal in the third quarter of 2005 included a $10 million reversal of allowance for loan losses related to the sale of our international correspondent banking business. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below. We also did not record a provision for losses on off-balance sheet commitments in either of the quarters ended September 30, 2005 or 2006.

Allowances for Credit Losses

Allowance Policy and Methodology

We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.

Comparison of the Total Allowances and Related Provision for Credit Losses from December 31, 2005

At September 30, 2006, our total allowances for credit losses was $406 million, which consisted of $327 million related to loans and $79 million related to off-balance sheet commitments. The allowances for credit losses consisted of $343 million and $63 million of allocated and unallocated allowance, respectively. At September 30, 2006, our allowances for credit loss coverage ratios were 1.14 percent of total loans and 850 percent of total nonaccrual loans. At December 31, 2005, our total allowances for credit losses was $438 million, or 1.32 percent of the total loan portfolio and 744 percent of total nonaccrual loans.

In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At September 30, 2006, total impaired loans were $33 million, and the associated impairment allowance was $3 million, compared with $59 million and $13 million, respectively, at December 31, 2005.

At September 30, 2006 and December 31, 2005, the allowance for losses related to off-balance sheet commitments included within our total allowances for credit losses, was $79 million and $86 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

We had no provision for loan losses in the third quarter 2006, as a result of management’s assessment of factors, including the continuing good quality of our loan portfolio, growth in the U.S. economy and stable conditions in domestic markets in which we operate, offset by the growth in the loan portfolio.

During the third quarter of 2006, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

Changes in the Allocated (Formula and Specific) Allowance

At September 30, 2006, the formula allowance decreased to $336 million, compared to $356 million at December 31, 2005. This net decrease was due primarily to the impact of a decrease in criticized loans, partially offset by growth in the commercial loan portfolio.

At September 30, 2006, the specific allowance decreased to $7 million, compared to $17 million at December 31, 2005. This decrease was primarily reflective of lower nonaccrual loans.

Changes in the Unallocated Allowance

At September 30, 2006, the unallocated allowance decreased to $63 million from $65 million at December 31, 2005, reflecting management’s belief that the current level of our unallocated allowance is appropriate based on continuing uncertainty associated with our principal portfolio segments as we approach a turning point in credit quality trends. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

In our assessment as of September 30, 2006, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

The following describes some of the specific conditions we considered:

•       With respect to commercial real estate, we considered the improvement in the commercial real estate sector, partly offset by weakness in the residential construction market, which could be in the range of $8 million to $20 million.

•       With respect to fuel prices, we considered the ability of borrowers to absorb higher oil prices without anticipated negative effects, the decline in the costs of oil and petroleum products and the impact across virtually all sectors of the economy, which could be in a range of $4 million to $19 million.

•       With respect to concentrated sales, which include suppliers of “big box” stores like Costco, Wal-Mart, Home Depot, Lowe’s and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $7 million to $12 million.

•       With respect to contractors, we considered the decline in new home sales, partially offset by the impact of lower commodity prices on contractor margins, which could be in the range of $5 million to $7 million.

•       With respect to leasing, we considered the uncertain state of the airline industry, as well as improving positions in our utilities portfolio, which could be in the range of $3 million to $6 million.

Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months				For the Nine Months
	Ended September 30,		Increase (Decrease)		Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Balance, beginning of period	$394,972	$328,338	$(66,634)	(16.9)%	$399,156	$351,532	$(47,624)	(11.9)%
Loans charged off:
Commercial, financial and industrial	8,629	4,105	(4,524)	(52.4)	15,992	33,274	17,282	nm
Construction	—	—	—	—	118	—	(118)	(100.0)
Commercial mortgage	8	—	(8)	(100.0)	1,315	336	(979)	(74.4)
Consumer	1,136	929	(207)	(18.2)	3,238	2,723	(515)	(15.9)
Lease financing	19,656	—	(19,656)	(100.0)	19,857	22	(19,835)	(99.9)
Total loans charged off	29,429	5,034	(24,395)	(82.9)	40,520	36,355	(4,165)	(10.3)
Recoveries of loans previously charged off:
Commercial, financial and industrial	12,632	3,179	(9,453)	(74.8)	44,073	14,025	(30,048)	(68.2)
Construction	—	—	—	—	34	—	(34)	(100.0)
Commercial mortgage	—	—	—	—	48	2	(46)	(95.8)
Consumer	361	456	95	26.3	1,362	1,332	(30)	(2.2)
Lease financing	12	20	8	66.7	149	4,258	4,109	nm
Total recoveries of loans previously charged off	13,005	3,655	(9,350)	(71.9)	45,666	19,617	(26,049)	(57.0)
Net loans charged off (recovered)	16,424	1,379	(15,045)	(91.6)	(5,146)	16,738	21,884	nm
Reversal of allowance for loan losses	(15,000)	—	15,000	(100.0)	(40,683)	(8,000)	32,683	(80.3)
Foreign translation adjustment and other net additions (deductions)	123	(4)	(127)	nm	52	161	109	nm
Ending balance of allowance for loan losses	363,671	326,955	(36,716)	(10.1)%	363,671	326,955	(36,716)	(10.1)%
Allowance for losses on off balance sheet commitments	81,375	79,374	(2,001)	(2.5)	81,375	79,374	(2,001)	(2.5)
Allowances for credit losses	$445,046	$406,329	$(38,717)	(8.7)%	$445,046	$406,329	$(38,717)	(8.7)%
Allowances for credit losses to total loans	1.39%	1.14%			1.39%	1.14%
Reversal of allowance for loan losses to net loans charged off (recovered)	nm	0.00			790.58	nm
Net loans charged off (recovered) to average loans outstanding for the period(1)	0.20	0.02			(0.02)	0.06

(1)                   Annualized.

nm - not meaningful

Total loans charged off in the third quarter 2006 decreased from the third quarter 2005, primarily due to the charge off of a single commercial aircraft lease in the third quarter of 2005. Charge offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses. In addition, third quarter 2006 recoveries of loans previously charged off decreased from the third quarter of 2005 primarily as a result of a single large commercial loan recovery in the third quarter of 2005 totaling over $9 million. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in our 2005 Form 10-K.

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) September 30, 2006 From:
	September 30,	December 31,	September 30,	September 30, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$24,654	$50,073	$14,171	$(10,483)	(42.5)%	$(35,902)	(71.7)%
Commercial mortgage	10,326	8,819	18,538	8,212	79.5	9,719	nm
Lease financing	—	—	15,094	15,094	nm	15,094	nm
Total nonaccrual loans	34,980	58,892	47,803	12,823	36.7	(11,089)	(18.8)
Foreclosed assets	2,527	2,753	—	(2,527)	(100.0)	(2,753)	(100.0)
Total nonperforming assets	$37,507	$61,645	$47,803	$10,296	27.5	$(13,842)	(22.5)
Allowances for credit losses(1)	$445,046	$437,907	$406,329	$(38,717)	(8.7)%	$(31,578)	(7.2)%
Nonaccrual loans to total loans	0.11%	0.18%	0.13%
Allowances for credit losses to nonaccrual loans	1,272.29	743.58	850.01
Nonperforming assets to total loans and foreclosed assets	0.12	0.19	0.13
Nonperforming assets to total assets	0.07	0.12	0.09

(1)                   Includes allowance for losses related to off-balance sheet commitments.

nm = not meaningful

The increase in nonaccrual loans from the third quarter 2005 was primarily due to a moderate increase in nonaccruing commercial mortgage and lease financing loans partially offset by pay-downs, note sales, and charge offs. During the third quarter 2006, we had no sales of nonperforming loans compared to $4.0 million in sales in the third quarter 2005. Losses and recoveries that result when the sale decision is made are reflected in our net charge offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) September 30, 2006 From:
	September 30,	December 31,	September 30,	September 30, 2005		December 31, 2005
(Dollars in thousands)	2005	2005	2006	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$778	$187	$563	$(215)	(27.6)%	$376	nm
Construction	—	677	—	—	—	(677)	(100.0)%
Mortgage:
Residential	3,042	2,784	2,259	(783)	(25.7)	(525)	(18.9)
Commercial	—	499	—	—	—	(499)	(100.0)
Total mortgage	3,042	3,283	2,259	(783)	(25.7)	(1,024)	(31.2)
Consumer and other	883	819	1,342	459	52.0	523	63.9
Total loans 90 days or more past due and still accruing	$4,703	$4,966	$4,164	$(539)	(11.5)%	$(802)	(16.1)%

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

Interest Rate Risk Management (Other Than Trading)

During the first nine months of 2006, our interest rate risk shifted from asset sensitive to a neutral to slightly liability sensitive profile as a result of several factors. In January and September 2006, we added $1 billion and $900 million, respectively, of new floor hedges to reduce our downside asset-sensitivity (see our discussion of “ALM Derivatives” below). In May 2006, we added $700 million notional amount of interest rate swaps to convert the Bank’s $700 million fixed rate debt issuance to floating rates. Additionally, changes in our balance sheet composition and refinements to our deposit price sensitivity model continued to reduce our asset sensitivity.

At September 30, 2006, Economic Net Interest Income (NII) sensitivity was neutral to slightly liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 1.02 percent, while a similar downward shift would increase it by 0.18 percent. This compares with an estimated 1.04 percent increase and 2.22 percent decrease, respectively, at September 30, 2005. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain non-interest bearing deposit related fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive than is Economic NII.

Economic NII

	September 30,	December 31,	September 30,
(Dollars in millions)	2005	2005	2006
+200basis points	$20.40	$18.90	$(19.60)
as a percentage of base case NII	1.04%	0.93%	1.02%
-200 basis points	$(43.30)	$(40.20)	$3.40
as a percentage of base case NII	2.22%	1.97%	0.18%

The figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this approach provides the best representation of our risk profiles. In the case of non-parallel yield curve changes, our Economic NII is liability sensitive to changes in short-term rates (with long-term rates held constant) and asset sensitive to changes in long-term rates (with short-term rates held constant).

ALM Activities

During the first nine months of 2006, our balance sheet shifted from an asset sensitive profile to a neutral to slightly liability sensitive profile, meaning that the current mix of assets reprices less quickly than our current mix of liabilities. The change in profile resulted primarily from increased asset growth funded by proportionally more short-term wholesale liabilities and increased deposit pricing sensitivity during the third quarter. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first nine months of 2006, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

ALM Investments

At December 31, 2005 and September 30, 2006, our securities available for sale portfolio included $6.4 billion and $6.6 billion, respectively, of securities for ALM purposes. During the first nine months of 2006, we purchased approximately $1.4 billion of securities, which included the impact of our portfolio rebalancing strategy completed in the first quarter of 2006. Approximately $1.1 billion of ALM securities matured or were called during this period. The composition of the portfolio is expected to remain relatively stable for the remainder of 2006. The estimated ALM portfolio effective duration was 2.0 at September 30, 2006, compared to 2.2 at December 31, 2005.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.0 suggests an expected price change of approximately minus 2.0 percent for an immediate 1.0 percent increase in interest rates.

ALM Derivatives

In January and September 2006, we purchased $1 billion and $900 million notional amount, respectively, of LIBOR floors in order to moderate the downside asset-sensitivity of our overall risk position while retaining the upside sensitivity should rates rise further. Additionally, in May 2006, the Bank initiated a $4 billion Bank Note program and issued $700 million principal amount of ten-year, fixed-rate subordinated notes, which were converted to a floating rate through the use of interest rate swap contracts. During the first nine months of 2006, the ALM derivatives portfolio declined by a net $350 million notional, as $3.0 billion of notional amount contracts matured, offset partially by $2.6 billion notional of purchases.

The fair value of the ALM derivative contracts declined throughout the year as several “in-the-money” interest rate swap contracts matured and as the value of our remaining receive fixed interest rate swaps and floor option contracts declined with rising interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to our Condensed Consolidated Financial Statements included in this report and Note 19 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of September 30, 2005, December 31, 2005, and September 30, 2006 and the change in fair value between December 31, 2005 and September 30, 2006.

(Dollars in thousands)	September 30, 2005	December 31, 2005	September 30, 2006	Increase / (Decrease) From December 31, 2005 to September 30, 2006
Total gross notional amount of positions held for purposes other than trading:	$8,150,000	$7,550,000	$7,200,000	$(350,000)
Of which, interest rate swaps pay fixed rates of interest:	$—	$—	$—	$—
Fair value of positions held for purposes other than trading:
Gross positive fair value	$15,690	$5,721	$31,956	$26,235
Gross negative fair value	$(48,118)	$(55,943)	$(46,890)	$9,053
Positive (Negative) Fair value of positons, net	$(32,428)	$(50,222)	$(14,934)	$35,288

Trading Activities

We market energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. Volume increased from $1.5 billion in notional amount of contracts outstanding at December 31, 2005 to $3.0 billion notional amount at September 30, 2006. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income produced from the credit spread earned.

For information about the market risk in our trading activities, please see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.

Liquidity Risk

Liquidity risk is the undue risk to the Bank’s earnings and capital, which would result from the Bank’s inability to meet its obligations as they come due without incurring unacceptable costs. Liquidity risk management is governed by the ALM Policy, which is approved by the Finance and Capital Committee of the Board. The approval of our Liquidity Contingency Plan by ALCO is dependent on the outcome of our monthly ongoing reviews of our liquidity situation. Liquidity is managed through this ALCO coordination process on an entity-wide basis, encompassing all major business units. Our liquidity management is implemented through our three primary sources of liquidity: core deposits, drawing upon the strengths of our extensive retail and commercial core deposit franchise; asset liquidation, including securities sold under repurchase agreements; and treasury funding, which includes funds raised from interbank and other sources, both domestic and offshore.

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our average core deposits, which include demand deposits, money market demand accounts, and savings and consumer time deposits, combined with average common stockholders’ equity, funded over 76 percent of average total assets of approximately $50.8 billion in the third quarter of 2006. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, foreign deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At September 30, 2006, we could have sold or transferred under repurchase agreements approximately $4.5 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold, and trading account securities. The aggregate balance of these assets averaged $1.3 billion in the third quarter of 2006. Additional liquidity may be provided through loan maturities and sales.

Regulatory Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios. The tables include assets of discontinued operations.

UnionBanCal Corporation

				Minimum
	September 30,	December 31,	September 30,	Regulatory
(Dollars in thousands)	2005	2005	2006	Requirement
Capital Components
Tier 1 capital	$3,963,712	$4,178,160	$4,261,221
Tier 2 capital	883,832	876,713	1,502,587
Total risk-based capital	$4,847,544	$5,054,873	$5,763,808
Risk-weighted assets	$44,630,199	$45,540,448	$49,079,079
Quarterly average assets	$49,819,315	$49,789,877	$50,324,270

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$4,847,544	10.86%	$5,054,873	11.10%	$5,763,808	11.74%	≥$3,926,326	8.0%
Tier 1 capital (to risk-weighted assets)	3,963,712	8.88	4,178,160	9.17	4,261,221	8.68	≥1,963,163	4.0
Leverage(1)	3,963,712	7.96	4,178,160	8.39	4,261,221	8.47	≥2,012,971	4.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

				Minimum	“Well-Capitalized”
	September 30,	December 31,	September 30,	Regulatory	Regulatory
(Dollars in thousands)	2005	2005	2006	Requirement	Requirement
Capital Components
Tier 1 capital	$4,068,332	$4,315,471	$4,261,541
Tier 2 capital	441,350	433,353	1,093,876
Total risk-based capital	$4,509,682	$4,748,824	$5,355,417
Risk-weighted assets	$43,966,515	$44,851,154	$48,472,149
Quarterly average assets	$49,138,592	$49,127,241	$49,674,643

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$4,509,682	10.26%	$4,748,824	10.59%	$5,355,417	11.05%	≥$3,877,772	8.0%	≥$4,847,215	10.0%
Tier 1 capital (to risk-weighted assets)	4,068,332	9.25	4,315,471	9.62	4,261,541	8.79	≥ 1,938,886	4.0	≥ 2,908,329	6.0
Leverage(1)	4,068,332	8.28	4,315,471	8.78	4,261,541	8.58	≥ 1,986,986	4.0	≥ 2,483,732	5.0

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

The increase in the Total capital ratios from September 30, 2005 was primarily due to an increase in our total risk-based capital, which resulted from our net income and the Bank’s issuance of $700 million of subordinated notes in May 2006, less dividends and stock repurchases, offset by an increase in risk-weighted assets stemming from growth in our loan portfolio and unfunded commitments. The increase in our leverage ratios from September 30, 2005 was primarily due to the increase in our Tier 1 capital.

As of September 30, 2006, management believes the capital ratios of Union Bank of California, N.A. met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

In July 2006, we formally reorganized our operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. We believe that this new organizational structure will enhance our focus on target markets and enterprise wide sales and service. The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131).

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

The following tables reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses’ financial condition and results of operations as if they were independent entities. In 2006, we changed our reporting to reflect a “market view” perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.” The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, our discontinued operations and the market view contribution.

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended September 30,		Increase/(decrease)		As of and for the Three Months Ended September 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$222,693	$240,794	$18,101	8%	$255,686	$265,886	$10,200	4%
Noninterest income (expense)	124,848	127,266	2,418	2	105,220	105,330	110	nm
Total revenue	347,541	368,060	20,519	6	360,906	371,216	10,310	3
Noninterest expense (income)	220,323	240,289	19,966	9	157,620	168,804	11,184	7
Credit expense	6,437	6,249	(188)	(3)	26,860	23,169	(3,691)	(14)
Income from continuing operations before income taxes	120,781	121,522	741	1	176,426	179,243	2,817	2
Income tax expense (income)	46,199	46,482	283	1	60,603	59,983	(620)	(1)
Income from continuing operations	74,582	75,040	458	1	115,823	119,260	3,437	3
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$74,582	$75,040	$458	1	$115,823	$119,260	$3,437	3
Average balances—Market View (dollars in millions):
Total loans	$14,514	$15,810	$1,296	9	$17,609	$20,123	$2,514	14
Total assets	15,414	16,664	1,250	8	21,867	24,737	2,870	13
Total deposits	19,837	18,886	(951)	(5)	19,057	18,338	(719)	(4)
Financial ratios—Market View
Risk adjusted return on capital(1)	49%	45%			21%	23%
Return on average assets(1)	1.92	1.79			2.10	1.91
Efficiency ratio(2)	63.37	65.29			44.65	45.52

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase/(decrease)		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(13,683)	$(45,510)	$(31,827)	nm	$(554)	$(2,446)	$464,142	$458,724	$(5,418)	(1)%
Noninterest income (expense)	(551)	700	1,251	nm	(17,329)	(16,041)	212,188	217,255	5,067	2
Total revenue	(14,234)	(44,810)	(30,576)	nm	(17,883)	(18,487)	676,330	675,979	(351)	nm
Noninterest expense (income)	28,217	16,912	(11,305)	(40)%	(9,464)	(8,984)	396,696	417,021	20,325	5
Credit expense	(48,174)	(29,394)	18,780	39	(123)	(24)	(15,000)	—	15,000	nm
Income from continuing operations before income taxes	5,723	(32,328)	(38,051)	nm	(8,296)	(9,479)	294,634	258,958	(35,676)	(12)
Income tax expense (income)	(10,240)	(15,792)	(5,552)	(54)	(3,174)	(3,625)	93,388	87,048	(6,340)	(7)
Income from continuing operations	15,963	(16,536)	(32,499)	nm	(5,122)	(5,854)	201,246	171,910	(29,336)	(15)
Income (loss) from discontinued operations, net of income taxes	(15,961)	(1,204)	14,757	92	—	—	(15,961)	(1,204)	14,757	92
Net income (loss)	$2	$(17,740)	$(17,742)	nm	$(5,122)	$(5,854)	$185,285	$170,706	$(14,579)	(8)
Average balances—Market View (dollars in millions):
Total loans	$81	$55	$(26)	(32)	$(26)	$(22)	$32,178	$35,966	$3,788	12
Total assets	10,961	9,402	(1,559)	(14)	(30)	(26)	48,212	50,777	2,565	5
Total deposits	1,435	3,931	2,496	nm	(35)	(573)	40,294	40,582	288	1
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.66%	1.34%
Efficiency ratio(2)	na	na			na	na	59.07	61.55

(1)                    Annualized.

(2)                    The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the reversal of allowance for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Retail Banking				Wholesale Banking
	As of and for the Nine Months Ended September 30,		Increase/(decrease)		As of and for the Nine Months Ended September 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$655,709	$708,683	$52,974	8%	$731,048	$781,013	$49,965	7%
Noninterest income (expense)	360,964	393,239	32,275	9	323,403	309,291	(14,112)	(4)
Total revenue	1,016,673	1,101,922	85,249	8	1,054,451	1,090,304	35,853	3
Noninterest expense (income)	677,129	720,694	43,565	6	463,244	501,180	37,936	8
Credit expense	19,242	19,221	(21)	nm	79,417	71,472	(7,945)	(10)
Income from continuing operations before income taxes	320,302	362,007	41,705	13	511,790	517,652	5,862	1
Income tax expense (income)	122,516	138,468	15,952	13	174,534	174,871	337	nm
Income from continuing operations	197,786	223,539	25,753	13	337,256	342,781	5,525	2
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$197,786	$223,539	$25,753	13	$337,256	$342,781	$5,525	2
Average balances—Market View (dollars in millions):
Total loans	$14,009	$15,559	$1,550	11	$16,766	$19,509	$2,743	16
Total assets	14,912	16,423	1,511	10	20,756	24,169	3,413	16
Total deposits	19,857	19,022	(835)	(4)	17,958	18,299	341	2
Financial ratios—Market View
Risk adjusted return on capital (1)	44%	46%			23%	22%
Return on average assets (1)	1.77	1.82			2.17	1.90
Efficiency ratio (2)	66.63	65.40			44.45	47.37

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase/(decrease)		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		Increase/(decrease)
	2005	2006	Amount	Percent	2005	2006	2005	2006	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(26,848)	$(90,954)	$(64,106)	nm	$(1,395)	$(7,283)	$1,358,514	$1,391,459	$32,945	2%
Noninterest income (expense)	(12,427)	6,757	19,184	nm	(50,573)	(54,894)	621,367	654,393	33,026	5
Total revenue	(39,275)	(84,197)	(44,922)	nm	(51,968)	(62,177)	1,979,881	2,045,852	65,971	3
Noninterest expense (income)	65,576	55,475	(10,101)	(15)	(27,901)	(32,754)	1,178,048	1,244,595	66,547	6
Credit expense	(139,166)	(98,625)	40,541	29	(176)	(68)	(40,683)	(8,000)	32,683	80
Income from continuing operations before income taxes	34,315	(41,047)	(75,362)	nm	(23,891)	(29,355)	842,516	809,257	(33,259)	(4)
Income tax expense (income)	(13,871)	(28,857)	(14,986)	nm	(9,138)	(11,227)	274,041	273,255	(786)	nm
Income from continuing operations	48,186	(12,190)	(60,376)	nm	(14,753)	(18,128)	568,475	536,002	(32,473)	(6)
Income (loss) from discontinued operations, net of income taxes	(14,031)	(9,440)	4,591	nm	—	—	(14,031)	(9,440)	4,591	nm
Net income (loss)	$34,155	$(21,630)	$(55,785)	nm	$(14,753)	$(18,128)	$554,444	$526,562	$(27,882)	(5)
Average balances—Market View (dollars in millions):
Total loans	$89	$52	$(37)	(42)	$(21)	$(19)	$30,843	$35,101	$4,258	14
Total assets	11,700	8,858	(2,842)	(24)	(25)	(23)	47,343	49,427	2,084	4
Total deposits	1,522	2,979	1,457	96	(32)	(583)	39,305	39,717	412	1
Financial ratios—Market View
Risk adjusted return on capital (1)	na	na			n/a	n/a	na	na
Return on average assets (1)	na	na			n/a	n/a	1.61%	1.45%
Efficiency ratio (2)	na	na			n/a	n/a	59.74%	61.79%

(1)                    Annualized.

(2)                    The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the reversal of allowance for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

Retail Banking

Retail Banking provides financial products including credit, deposit, trust, investment management and risk management delivered through our branches, relationship managers, private bankers and trust administrators, to individuals, small businesses and institutional clients.

During the nine months ended September 30, 2006, net income of Retail Banking increased by 13 percent, compared to the same period in 2005, reflecting this segment’s continued focus on growing the consumer asset portfolio and attracting retail and small business deposits. Net interest income increased by 8 percent during the first nine months of 2006, compared to the same period in 2005, primarily due to higher transfer pricing credits received on deposits.

The Retail Banking strategy is to grow assets through a focused small business sales effort, increased emphasis on real estate-secured and Small Business Administration (SBA) guaranteed loans, and a network of residential real estate brokers. The focus on home equity loans and more effective cross-selling efforts have led to an overall growth in consumer loans. We expect a larger branch network, created from new branches and acquired branches, to improve growth prospects when combined with more robust efforts in the telephone and internet channels.

Despite the decrease in the first nine months of 2006 of 4 percent in average total deposits, compared to the same period in 2005 (which primarily reflects increased competition for interest bearing deposits), Retail Banking continues to focus on attracting consumer and small business deposits through marketing activities, relationship management, increased and improved sales resources, new locations, and new products.

Of the 9 percent increase in Retail Banking noninterest income for the first nine months of 2006, compared to the same period in 2005, trust fees contributed 5 percent of the growth, primarily due to growth in trust assets and a refinement in accrual methodology implemented in the first quarter of 2006. In addition, deposit fees contributed 1 percent to the increase.

The increase in noninterest expenses during the first nine months of 2006, compared to the same period in 2005, was mainly due to higher staff expenses, as well as higher compliance related activities.

Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

•       Retail Banking Branches serves its customers through 316 full-service branches in California, 4 full-service branches in Oregon and Washington, and a network of 606 proprietary ATMs. Customers also access our services 24 hours a day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

Retail Banking Branches is organized by geography. We serve our customers in the following ways:

—    through conveniently located banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer financing; and investment services;

—    through our internet banking services, which augment our physical delivery channels by providing an array of customer transaction, bill payment and loan payment services;

—    through business banking centers, which serve small businesses; and

—    through in-store branches.

•       Consumer Asset Management provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

Through alliances with other financial institutions, Consumer Asset Management offers additional products and services, such as credit cards, merchant bank cards, leasing, and asset-based and leveraged financing.

Our Retail Banking Branches and Consumer Asset Management divisions compete with larger banks by attempting to provide service quality superior to that of our major competitors. The primary means of competing with community banks include our branch network and our technology to deliver banking services. We also offer convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

These divisions compete with a number of commercial banks, internet banks, savings associations and credit unions, as well as more specialized financial service providers such as investment brokerage companies, consumer finance companies, and residential real estate lenders.

•       Wealth Management provides comprehensive private banking services to our affluent clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 15 existing locations, The Private Bank relationship managers offer all of our available products and services.

•       Institutional Services and Asset Management provides investment management and administration services for a broad range of individuals and institutions.

—    HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank of California, N.A. with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.’s strategy is to broaden its client base and to increase the assets of the HighMark Funds.

—    Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, provides escrow services and trustee services for project finance. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management, and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services’ strategy is to continue to leverage and expand its position in our target markets.

Wholesale Banking

Wholesale Banking offers financing, depository, cash management and insurance services to middle market and large corporate businesses primarily headquartered in the western United States. Wholesale Banking continues to focus on specific geographic markets and industry segments such as energy, entertainment, and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, Wholesale Banking offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, U.S. correspondent banks and government entities, as well as investment and risk management products.

During the nine months ended September 30, 2006, net income of Wholesale Banking increased by 2 percent, compared to the same period in 2005, due to higher net interest income partially offset by lower noninterest income and higher noninterest expense. Net interest income increased by 7 percent during the first nine months of 2006, compared to the same period in 2005, primarily due to higher transfer pricing credits received on deposits and continued strong growth in loans.

During the first nine months of 2006, average loans increased by 16 percent, compared to the same period in 2005. This was primarily due to increased commercial loan demand in the oil and gas and national corporate segments, as well as the California middle market.

Noninterest income decreased by 4 percent, compared to the same period in 2005, primarily due to a lower volume of syndication transactions and lower deposit fees resulting from higher earnings credit rates on deposit balances. The increase in noninterest expense during the first nine months of 2006, compared to the same period in 2005, was mainly due to higher performance-related incentive expense, including the impact of stock options and restricted stock expenses, which prior to 2006 had not been allocated to the business units.

Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. Commercial Deposit and Treasury Management Division is particularly strong in processing services, including services such as Automated Clearing House (ACH), check processing, and cash vault services.

Wholesale Banking is comprised of the following main divisions:

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

•       the Equipment Leasing Division, which provides lease financing services to corporate customers nationwide;

•       the National Banking Division, which provides financing, deposits and traditional banking services to corporate clients primarily headquartered outside California;

•       the Commercial Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies and specialized industries. This division also manages Union Bank of California, N.A.’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

•       the Corporate Capital Markets Division, which provides financing to middle-market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services;

•       Global Markets serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California, N.A.;

•       Insurance Services products are sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc. UBOC Insurance, Inc. is a subsidiary of Union Bank of California, N.A.; and

•       Pacific Rim Corporate Group offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

The main strategy of our Wholesale Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer’s primary banks. Consistent with this strategy, Wholesale Banking business units attempt to serve a large part of the targeted customers’ credit and depository needs. The Wholesale Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a “business bank.”  We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

Other

During the nine months ended September 30, 2006, net income decreased by $56 million over the same period in 2005 and by $18 million in the third quarter 2006 over the same period in the prior year, due to lower net interest income primarily related to the net impact of funds transfer pricing as market rates increased. Also contributing to the decline was a lower credit to the loan loss provision compared with the prior year. The decrease was partially offset by higher noninterest income resulting from a $13 million loss on the sale of securities in 2005 compared to a gain on collateralized loan obligations (CLO’s) in 2006.

“Other” includes the following items:

•       the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

•       Corporate Treasury, which is responsible for our ALM, wholesale funding, and the ALM Investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. (For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk.”);

•       the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

•       the residual costs of support groups;

•       corporate activities that are not directly attributable to one of the two business segments. Included in this category are certain other items such as the results of operations of certain non-bank subsidiaries of UnionBanCal Corporation and the elimination of the fully taxable-equivalent basis amount;

•       the discontinued operations resulting from the sale of our international correspondent banking business; and

•       the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates.

The financial results for the nine months ended September 30, 2006 were impacted by the following factors:

•       net interest income is the result of differences between the credit for equity for the reportable segments under RAROC and the net interest income earned by UnionBanCal Corporation and transfer pricing results. Net interest income declined $64.1 million compared to the nine months ended September 30, 2005 primarily as a result of the net impact of changes in transfer pricing rates over the prior period as market rates increased;

•       credit expense (income) of ($98.6) million was due to the difference between the $8.0 million reversal of allowance for loan losses calculated under our US GAAP methodology and the $90.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income of $6.8 million;

•       noninterest expense of $55.5 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments; and

•       loss from discontinued operations of $9.4 million.

The financial results for the nine months ended September 30, 2005 were impacted by the following factors:

•       net interest income is the result of differences between the credit for equity for the reportable segments under RAROC, the net transfer pricing results and the net interest income earned by UnionBanCal Corporation;

•       credit expense (income) of ($139.2) million was due to the difference between the $40.7 million reversal of provision for loan losses calculated under our US GAAP methodology and the $98.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income (expense) of ($12.4) million;

•       noninterest expense of $65.6 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments; and

•       income tax expense included a credit adjustment of $19.0 million: $10.0 million to reflect a reduction in reserves for estimated amounts owed to the Internal Revenue Service with respect to the tax treatment of certain leveraged lease transactions and approximately $9.0 million related to an adjustment of 2004 California tax expense to reflect the taxes reported on the tax return filed on the worldwide unitary basis, and to California Enterprise Zone Credits, for which we qualified during the third quarter 2005.

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

In March 2005, Union Bank of California, N.A. entered into a memorandum of understanding with the Office of the Comptroller of the Currency, which requires Union Bank of California, N.A. to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. During 2005, we began the process of strengthening those controls and processes.

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

The SEC is conducting an inquiry regarding certain practices related to our mutual fund activities. The inquiry concerns the use of a portion of the fees received under an agreement from the HighMark Funds by an unaffiliated administrator to pay expenses related to the marketing and distribution of fund shares. The HighMark Funds is a family of mutual funds managed by HighMark Capital Management, Inc., the investment management subsidiary of Union Bank of California, N.A. We are cooperating with this inquiry.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the captions “Quantitative and Qualitative Disclosures About Market Risk,” “Liquidity Risk,” and Part II, Item 1A “Risk Factors” and in Item 1A “Risk Factors” of our 2005 Form 10-K.

Item 4.            Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the action filed by DataTreasury Corporation, please refer to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

We are subject to numerous risks and uncertainties including, but not limited to, those risks set forth in Item 1A of Part I of our 2005 Form 10-K, which is incorporated by reference herein, in addition to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” in Item 2 of Part I of this Form 10-Q, as well as risks associated with reputational damage from negative publicity, operational or risk management failures from technological or other factors, and the following information.

Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, causing us to incur increased funding costs

We are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

Deposits of Union Bank of California, N.A. are insured up to statutory limits by the Federal Deposit Insurance Corporation, or FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. Union Bank of California, N.A. currently pays no insurance assessments on these deposits under the FDIC’s risk-related assessment system. However, in November 2006, the FDIC issued a final rule to be effective January 1, 2007 that creates a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopts a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in increased annual assessments on deposits of Union Bank of California, N.A. of 5 to 7 basis points. An FDIC credit for prior contributions is expected to offset the assessment for 2007 and may offset a portion of the assessment for 2008. Significant increases in the insurance assessments Union Bank of California, N.A. pays will increase our costs once the credit is exceeded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table presents repurchases by us of our equity securities during the third quarter 2006.

				Approximate
				Dollar
			Total Number	Value of Shares that
			of Shares Purchased	May Yet Be
	Total Number of	Average Price Paid	as Part of Publicly	Purchased
Period	Shares Purchased(2)	per Share	Announced Programs	Under the Programs
July 2006 (July 3-31, 2006)	400,452	$61.68	400,000	$376,893,788
August 2006 (August 1-31, 2006)	1,398,218	$60.85	1,397,300	$291,849,598
September 2006 (September 1-28, 2006)	543,626	$61.05	543,600	$258,679,695 (1)
Total	2,342,296	$61.04	2,340,900

(1)                   In the third quarter of 2006, UnionBanCal Corporation used $142.9 million from the $500 million repurchase program announced on April 26, 2006.

(2)                   Includes 452 shares, 918 shares and 26 shares of common stock repurchased during July, August and September 2006, respectively, from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan. These purchases are not considered in arriving at the approximate dollar value of shares that may yet be purchased under the Board of Directors’ repurchase program authorization.

Item 6. Exhibits

No.	Description
10.1	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)                   Incorporated by reference to Exhibit 10.1 to UnionBanCal Corporation’s Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

(2)                   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

Date: November 7, 2006	By:	/s/ TAKASHI MORIMURA
Takashi Morimura
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2006	By:	/s/ DAVID I. MATSON
David I. Matson
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2006	By:	/s/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)                   Incorporated by reference to Exhibit 10.1 to UnionBanCal Corporation’s Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

(2)                   Filed herewith.