Form 10-K
period 2006-12-31
UNIONBANCAL CORP
filed 2007-03-01
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

As of June 30, 2006, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,379,141,595. The aggregate market value was computed by reference to the last sales price of such stock.

As of January 31, 2007, the number of shares outstanding of the registrant’s Common Stock was 139,069,133.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K
Portions of the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders	Part III

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.

This document includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles, conference calls with analysts and stockholders and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•       Our business strategies and initiatives, the growth of our business and our competitive position

•       Our assessment of significant factors and developments that have affected and may affect our results

•       Pending legal and regulatory actions, and future legislative and regulatory developments, including the effects of changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the SEC and the Federal Reserve Board’s proposed Regulation R and the proposed Basel II and Basel IA rule proposals

•       Regulatory controls, processes and supervisory actions regarding Bank Secrecy Act and anti-money laundering matters, and their costs and impact on our business

•       The costs and effects of legal actions, investigations, regulatory actions, or similar matters, or adverse facts and developments related thereto

•       Our ability to meet regulatory requirements

•       Credit quality and provision for credit losses, including the expected need to provide for credit losses due to anticipated loan growth, and indications that improvement in credit quality could be at its peak

•       Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance

•       Net interest income and the effects on net interest income

•       The impact of changes in interest rates on our net interest margin

•       Loan growth rates, including growth in our residential mortgage loan portfolio

•       Deposit pricing pressures and our deposit base, including trends in customers transferring funds from noninterest bearing deposits to interest bearing deposits or other investment alternatives

•       Our belief that our average noninterest bearing deposits continue to provide us with a funding advantage compared to most of our peers

•       Deposit renewals

•       Our ability and intent to hold various securities assets

•       The formation of financial subsidiaries

•       Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook of any particular region of the U.S. including, in particular, California, Oregon and Washington

•       The composition and market sensitivity of our securities portfolios, our hedging strategies and our management of the sensitivity of our balance sheet

•       The payment of future dividends and potential dividend restrictions

•       Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group’s taxable profits on our California State tax obligations

•       Critical accounting policies and estimates and the impact of recent accounting pronouncements

•       Our insurance coverage

•       Estimated pension and health care costs and contributions and the investment objectives and asset allocation strategy of our pension plan and health plan

•       Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network or otherwise restructure, reorganize or change our business mix and their impact on our business

•       The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc. and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc.

•       Our strategies and expectations regarding capital levels and returning excess capital to stockholders

•       The impact of strategic investments or other acquisitions on our business and benefits of marketing alliances

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

Item 1.                 Business

All reports that we file electronically with the Securities and Exchange Commission (SEC), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at www.unionbank.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

As used in this Form 10-K, the term “UnionBanCal” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

General

We are a California-based, commercial bank holding company whose major subsidiary, Union Bank of California, N.A., is a commercial bank. Union Bank of California provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, as well as nationally and internationally. At December 31, 2006, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of our outstanding common stock.

Banking Lines of Business

Our operations are divided into two primary segments, which are described more fully in “Business Segments” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 26 to our Consolidated Financial Statements included in this Annual Report.

Retail Banking.   Retail Banking offers our customers a broad spectrum of financial products under one convenient umbrella. With a diverse line of checking and savings, investment, loan and fee-based banking products, individual and business clients can have their specific needs met. These products are offered in 321 full-service branches, primarily in California. In addition, Retail Banking offers international and settlement services, e-banking through our website, check cashing services at our Cash & Save® locations and loan and investment products tailored to our high net worth individual customers through our offices of The Private Bank. Institutional customers are offered employee benefit, 401(k) administration, corporate trust, securities lending and custody (global and domestic) services.

Wholesale Banking.   Wholesale Banking offers a variety of commercial financial services, including commercial loans and project financing, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and selected capital markets products. The Wholesale Banking customers include middle-market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, domestic financial institutions, bankruptcy trustees and other customers with significant deposit volumes. Wholesale Banking also includes a registered broker-dealer and a registered investment advisor, which provide securities brokerage and investment advisory services and manage a proprietary mutual fund family. Our insurance services group offers our customers a variety of cost-effective risk management services and insurance products.

Employees

At January 31, 2007, we had 10,164 full-time equivalent employees.

Competition

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years.

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

Banks, securities firms, and insurance companies can now combine as a “financial holding company.” Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. We are not a financial holding company. A bank holding company may elect to become a financial holding company if all of its subsidiary depository institutions are well-capitalized and well-managed. Under current Federal Reserve Board interpretations, a foreign bank holding company, which controls a subsidiary U.S. bank holding company, such as Mitsubishi UFJ Financial Group, must make the election. In addition, the foreign bank holding company (if it is a bank itself) must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the Federal Reserve Board and its U.S. bank subsidiary must have a “satisfactory” or better CRA rating. Mitsubishi UFJ Financial Group is not presently a financial holding company.

We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will position us to meet the challenges provided by this competition.

Monetary Policy and Economic Conditions

Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate for borrowings by financial institutions and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business.

Supervision and Regulation

Overview.   Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the institution, and not for the benefit of the investors in the stock or other securities of the bank holding company. Set forth below is a summary description of the material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank of California.

Bank Holding Company Act.   We, Mitsubishi UFJ Financial Group and The Bank of Tokyo-Mitsubishi UFJ are subject to regulation under the Bank Holding Company Act of 1956, as amended, (BHCA) which subjects us to Federal Reserve Board reporting and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities, which the Federal Reserve Board deems to be so closely related to banking as to be a proper incident thereto.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this policy, the Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Comptroller of the Currency.   Union Bank of California, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency, its primary regulator, and also by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC). As part of this authority, Union Bank of California is required to file periodic reports with the Comptroller of the Currency and is subject to on-going examination by the Comptroller of the Currency.

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

Other Regulatory Oversight.   Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank of California. Dividends payable by Union Bank of California to us are subject to restrictions under a formula imposed by the Office of the Comptroller of the Currency unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank of California to its affiliates and on transactions with affiliates, see Notes 20 and 25 to our Consolidated Financial Statements included in this Annual Report.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take “prompt corrective action” in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from “well-capitalized” to “critically undercapitalized.” It is our policy to maintain capital ratios above the minimum regulatory requirements for “well-capitalized” institutions for both Union Bank of California and us. Management believes that, at December 31, 2006, Union Bank of California and we met the requirements for “well-capitalized” institutions.

Deposits of Union Bank of California are insured up to statutory limits by the Federal Deposit Insurance Corporation and, accordingly, are subject to deposit insurance assessments. In February 2006, President Bush signed The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 into law. Pursuant to these Acts, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new fund, the Deposit Insurance Fund, effective March 31, 2006. These Acts, as implemented by the FDIC, also created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. As a result of this legislation, commencing on January 1, 2007, we expect that Union Bank of California will be subject to increased annual assessments on deposits in the range of 5 to 7 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC’s risk-related assessment system. An FDIC credit for prior contributions is expected to offset the assessment in 2007.

There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank of California and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank of California are also subject to extensive regulation under various Federal and state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans.

Union Bank of California is also subject to the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated October 17, 2006, Union Bank of California was rated “outstanding.”

Union Bank of California has branches in Canada and the Cayman Islands. Any international activities of Union Bank of California are also subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank of California’s business opportunities and competitiveness in these jurisdictions. Furthermore, due to The Bank of Tokyo-Mitsubishi UFJ’s controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank of California and us in the future.

The activities of Union Bank of California subsidiaries, HighMark Capital Management, Inc. and UnionBanc Investment Services LLC are subject to the rules and regulations of the SEC, as well as those of state securities regulators. UnionBanc Investment Services LLC is also subject to the rules and regulations of the National Association of Securities Dealers (NASD).

UnionBanc Insurance Services, Inc. is an indirect subsidiary of Union Bank of California and is subject to the rules and regulations of the California Department of Insurance, as well as insurance regulators of other states.

GLB Act.   The Gramm-Leach-Bliley (GLB) Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended section 4 of the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. A bank holding company may elect to become a financial holding company if all of its subsidiary depository institutions are well-capitalized and well-managed. Under current Federal Reserve Board interpretations, a foreign bank holding company, which controls a subsidiary U.S. bank holding company, such as Mitsubishi UFJ Financial Group, must make the election. In addition, the foreign bank holding company (if it is a bank itself) must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the Federal Reserve Board and its U.S. bank subsidiary must have a “satisfactory” or better CRA rating. Mitsubishi UFJ Financial Group is not presently a financial holding company.

Under the GLB Act, “financial subsidiaries” of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. Union Bank of California has no plans to seek to form any “financial subsidiaries” in the near future.

Broker/Dealer Regulation.   Other provisions of the GLB Act amended the Securities Exchange Act of 1934 to eliminate the blanket exemption for banks from the definition of “broker” under that Act and replaced this exemption with enumerated permissible bank brokerage activities. After implementation of these GLB Act provisions, banks are required to register as a broker to engage in securities brokerage operations beyond the limited bank brokerage activities permitted by the GLB Act. In December 2006, the SEC and the Federal Reserve Board jointly issued proposed Regulation R which would implement the securities brokerage limitations of the GLB Act. Proposed Regulation R also defines certain terms used in the GLB Act and contains additional regulatory exemptions for limited bank brokerage activities. The SEC has delayed implementation of the GLB Act brokerage provisions until the third quarter of 2007. If adopted as proposed, Regulation R would further delay implementation of these provisions for Union Bank of California until January 2009. Assuming Union Bank of California does not register as a broker, we anticipate the GLB Act and Regulation R will require us to conduct non-exempted securities brokerage activities through our registered broker-dealer, UnionBanc Investment Services, LLC or another registered broker-dealer subsidiary. These laws and regulations will also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank of California’s ability to advertise securities brokerage services.

Bank Secrecy Act.   The banking industry is now subject to significantly increased regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. This may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. For information regarding certain regulatory matters that may adversely affect our ability to expand through acquisitions, see “Regulatory Matters” in MD&A of this Annual Report.

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

Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and annual reports do not contain any untrue statement or omission of a material fact. Specific requirements of the certifications include having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; they have made certain disclosures to our independent public accounting firm and Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Basel Committee Capital Standards.   The Basel Committee on Banking Supervision (BIS) proposed new international capital standards for banking organizations (Basel II) in June 2004, and the proposal is currently being evaluated by bank supervisory authorities worldwide. Basel II is an effort to update the original international bank capital accord (Basel I), which has been in effect since 1988. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations. The ultimate timing for implementation of Basel II and the specifics of capital assessments for addressing operational risk are still uncertain. In September 2006, the U.S. banking and thrift agencies published an interagency notice of proposed rulemaking for rules that would implement new risk-based capital requirements under Basel II in the U.S. for those U.S. bank holding companies, that meet the minimum threshold for reporting, although others may “opt in.” The new rules apply to bank holding companies with consolidated assets of $250 billion or more and consolidated on-balance sheet foreign exposures of $10 billion or more. Though we do not meet this criteria, Mitsubishi UFJ Financial Group, our indirect majority owner, will be subject to the requirements of Basel II. In addition, in December 2006, the U.S. banking and thrift agencies published an interagency notice of proposed rulemaking for a Basel IA initiative which would revise the existing U.S. risk-based capital framework for banks not subject to Basel II. Under the proposed Basel 1A rule, compliance with the new risk-based capital framework would be optional. The comment period for both rule proposals will end in March 2007 and the banking agencies have indicated that final rules could be published in the third quarter of 2007. We are evaluating what effect these proposed rules and the new capital requirements that may arise out of a new BIS capital accord may have on our minimum capital requirements.

Customer Information Security.   The Federal Reserve Board and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. The guidelines required each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Union Bank of California has adopted a customer information security program that has been approved by its Board of Directors.

Privacy.   The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures. Union Bank of California implemented a privacy policy effective since the GLB Act became law, pursuant to which all of its existing and new customers are notified of the privacy policies. State laws and regulations designed to protect the privacy and security of customer information apply also to us and our other subsidiaries.

We and Union Bank of California cannot be certain of the effect, if any, of the foregoing legislative and regulatory developments on our businesses.

Future Legislation

Future changes in the laws, regulations, or policies that impact Union Bank of California, our other subsidiaries and us cannot be predicted and may have a material effect on our business and earnings. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.

Financial Information

See our Consolidated Financial Statements starting on page F-50 for financial information about UnionBanCal Corporation and its subsidiaries.

Item 1A.       Risk Factors

Industry Factors

Fluctuations in interest rates on loans could adversely affect our business

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business.

Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. The impact could result in a decrease in our interest income relative to interest expense.

Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, causing us to incur increased funding costs

The banking industry and we are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

Deposits of Union Bank of California, N.A. are insured up to statutory limits by the Federal Deposit Insurance Corporation, or FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in increased annual assessments on deposits of Union Bank of California of 5 to 7 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC’s risk-related assessment system. An FDIC credit for prior contributions is expected to offset the assessment for 2007. Significant increases in the insurance assessments Union Bank of California pays will increase our costs once the credit is exceeded.

The continuing war on terrorism and overseas military conflicts could adversely affect U.S. and global economic conditions

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a disruption of U.S. and global economic and financial conditions and could adversely affect business and economic and financial conditions in the U.S. and globally and in our principal markets.

Substantial competition could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources that are well in excess of ours. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years.

The effects of, changes in or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of investors. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by fines and other supervisory action taken as a result of noncompliance. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi UFJ controlling ownership of us, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties (which can be substantial) for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation.

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

Refer to “Supervision and Regulation” above and “Regulatory Matters” in our Management’s Discussion and Analysis (MD&A) in this Annual Report for discussion of other laws and regulations, including the Bank Secrecy Act and other anti-money laundering laws and regulations, that may have a material effect on our business, prospects, results of operations and financial condition.

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

Company Factors

Adverse California economic conditions could adversely affect our business

A substantial majority of our assets, deposits and fee income are generated in California, and a substantial majority of our residential real estate loans are in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the softening in the California real estate market and housing industry. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

Adverse economic factors affecting certain industries we serve could adversely affect our business

We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Accordingly, a downturn in the real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the commercial real estate industry, the communications/media industry, the retail industry, the energy industry and the technology industry. Increases in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

Higher credit losses could require us to increase our allowance for credit losses through a charge to earnings

When we loan money or commit to loan money we incur credit risk, or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio and our unfunded credit commitments. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future impact from current economic conditions that might impair the ability of our borrowers to repay their loans.

We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowance because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers’ ability to repay their loans, resulting in our increasing the allowance. Increased fuel and energy costs could also adversely impact some borrowers’ ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in the allowance would result in a charge to earnings.

We are not able to offer all of the financial services and products of a financial holding company

Banks, securities firms, and insurance companies can now combine as a “financial holding company.” Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. Recently, a number of foreign banks have acquired financial holding companies in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi UFJ Financial Group, Inc. would be required to make a financial holding company election in order for us to have the benefits of this status. Mitsubishi UFJ Financial Group is not presently a financial holding company.

Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ; our interests and those of our minority stockholders may not be the same as those of The Bank of Tokyo-Mitsubishi UFJ

The Bank of Tokyo-Mitsubishi UFJ, a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, owns a majority of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi UFJ can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group.

The Bank of Tokyo-Mitsubishi UFJ’s ability to prevent an unsolicited bid for us or any other change in control could also have an adverse effect on the market price for our common stock. A majority of our directors are independent of The Bank of Tokyo-Mitsubishi UFJ and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi UFJ. However, because of The Bank of Tokyo-Mitsubishi UFJ’s control over the election of our directors, we could designate ourselves as a “controlled company” under the New York Stock Exchange rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. We have not done so.

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

The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s financial or regulatory condition could adversely affect our operations

We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings may affect our credit ratings.

The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. For additional information, see “MD&A—Regulatory Matters.”

Potential conflicts of interest with The Bank of Tokyo-Mitsubishi UFJ could adversely affect us

The views of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group regarding possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight.

Also, as part of The Bank of Tokyo-Mitsubishi UFJ’s normal risk management processes, The Bank of Tokyo-Mitsubishi UFJ manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of The Bank of Tokyo-Mitsubishi UFJ. We may wish to extend credit or furnish other banking services to the same customers as The Bank of Tokyo-Mitsubishi UFJ. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi UFJ’s aggregate exposure and marketing policies.

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

Restrictions on dividends and other distributions could limit amounts payable to us

As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and non-bank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

Our ability to make acquisitions is subject to regulatory constraints and risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act and the CRA, as described above in “Business—Supervision and Regulation” and below in “MD&A—Regulatory Matters.” Subject to our ability to address successfully these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business.

We may not be successful in completing any such acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell or restructure a business or business line. Any acquisitions, divestitures or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition.

Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, higher than expected deposit attrition, divestitures required by regulatory authorities, the disruption of our business, the potential loss of key employees and unexpected contingent liabilities arising from any business we might acquire. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition we might make.

Privacy restrictions could adversely affect our business

Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition.

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

Negative public opinion could damage our reputation and adversely impact our business and revenues

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, negative public opinion could also result from regulatory concerns regarding, or supervisory actions in the U.S. or Japan against, us or Union Bank of California, or The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

Our framework for managing risks may not be effective in mitigating risk and loss to our company

Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk and private equity risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Item 1B.      Unresolved Staff Comments

None.

Item 2.                 Properties

At December 31, 2006, we operated 317 full service branches in California, 4 full service branches in Oregon and Washington, and 2 international offices. We own the property occupied by 102 of the domestic offices and lease the remaining properties for periods of five to twenty years.

We own 2 administrative facilities in San Francisco, 2 in Los Angeles, and 3 in San Diego. Other administrative offices in Arizona, California, Illinois, Nevada, New York, Oregon, Virginia, Texas and Washington operate under leases expiring in one to twenty six years.

Rental expense for branches and administrative premises is described in Note 6 to our Consolidated Financial Statements included in this Annual Report.

Item 3.                 Legal Proceedings

UnionBanCal Corporation and Union Bank of California N.A. have been named, along with 54 other parties, as defendants in an action filed by DataTreasury Corporation in the United States District Court for the Eastern District of Texas on February 24, 2006. Plaintiff alleges that defendants are “making, using, selling, offering for sale, and/or importing in or into the United States, directly, contributory and/or by inducement, without authority, products and services” that are asserted to fall within the scope of the claims of United States Patents Nos. 5,910,988, 6,032,137, 5,265,007 and 5,717,868, which are collectively addressed to various aspects of check processing, including remote data capture, electronic imaging, central processing and storage. Plaintiff seeks unspecified damages and injunctive relief against infringement. We intend to continue to vigorously defend against the claims asserted in this legal action.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our financial condition or results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 4A.       Executive Officers of the Registrant

The following information pertains to our executive officers as of December 31, 2006:

Executive Officer	Age	Principal Occupations For The Past Five Years
Tetsuo Shimura	68

Mr. Shimura has served as Chairman of UnionBanCal Corporation and Union Bank of California, N.A. since October 2003. He previously served on the Boards of Directors of UnionBanCal and Union Bank of California from June 1997 to July 1998. Mr. Shimura has served in the following positions at The Bank of Tokyo-Mitsubishi UFJ: Deputy President from July 2001 to June 2003, Chief Executive, Global Corporate Banking Business Unit from July 2000 to July 2001 and Senior Managing Director from June 1998 to July 2001. Mr. Shimura has been a Director of UnionBanCal and Union Bank of California since October 2003.

Takashi Morimura	54

Mr. Morimura has served as President and Chief Executive Officer of UnionBanCal and Union Bank of California since May 2005 and served as Vice Chairman of UnionBanCal and Union Bank of California from July 2004 to May 2005. Mr. Morimura served as General Manager, Global Corporate Banking IT Planning Office of The Bank of Tokyo-Mitsubishi UFJ from July 2000 to June 2004, and as Deputy General Manager, Overseas Planning Division of The Bank of Tokyo-Mitsubishi UFJ from September 1999 to June 2000. Mr. Morimura was elected an Executive Officer of The Bank of Tokyo-Mitsubishi UFJ in June 2002 and a Managing Executive Officer of The Bank of Tokyo-Mitsubishi UFJ in May 2005. Mr. Morimura has been a Director of UnionBanCal and Union Bank of California since July 2004.

Philip B. Flynn	49

Mr. Flynn has served as Vice Chairman and Chief Operating Officer of UnionBanCal and Union Bank of California since March 2005. He served as Vice Chairman and head of the Commercial Financial Services Group from April 1, 2004 to March 2005, as Executive Vice President and Chief Credit Officer from September 2000 to April 2004, as Executive Vice President and head of Specialized Lending from May 2000 to September 2000 and as Executive Vice President and head of the Commercial Banking Group from June 1998 to May 2000. Mr. Flynn has been a Director of UnionBanCal and Union Bank of California since April 2004.

David I. Matson	62

Mr. Matson has served as Vice Chairman and Chief Financial Officer of UnionBanCal and Union Bank of California since March 2005 and served as Executive Vice President and Chief Financial Officer from July 1998 to March 2005.

Masashi Oka	51

Mr. Oka has served as Vice Chairman, Administration and Support of UnionBanCal and Union Bank of California since July 2005. Beginning in 1998, Mr. Oka held the following positions with The Bank of Tokyo-Mitsubishi UFJ: Chief Manager, Corporate Banking Division No. 2 until April 2001; General Manager, Syndications Office, Structured Finance Division until October 2002, General Manager, Global Syndications Office, Debt Finance Division until June 2004, and General Manager & Global Head, Syndicated Finance Division until May 2005. From April 2005 until June 2005, Mr. Oka was Chairman of the Japan Syndication and Loan-Trading Association. Mr. Oka has been an Executive Officer of The Bank of Tokyo-Mitsubishi UFJ since June 2005. Mr. Oka has been a Director of UnionBanCal and Union Bank of California since October 2005.

Linda F. Betzer	60	Ms. Betzer has served as Executive Vice President and head of the Operations and Customer Services Group of UnionBanCal and Union Bank of California since January 2000.
JoAnn M. Bourne	51

Ms. Bourne has served as Executive Vice President since April 2000 and as head of the Commercial Deposits and Treasury Management Group of UnionBanCal and Union Bank of California since April 2003. She served as head of the Commercial Banking Group from January 2002 to April 2003 and managed the Commercial Deposit Services Division from June 1997 to January 2002.

Bruce H. Cabral	51

Mr. Cabral has served as Executive Vice President since March 2000 and as Chief Credit Officer of UnionBanCal and Union Bank of California since April 2004. He served as Deputy Chief Credit Officer from November 2002 until April 2004. Prior to this position, Mr. Cabral was a Senior Credit Officer responsible for Real Estate Lending and National Banking.

John C. Erickson	45

Mr. Erickson has served as Executive Vice President and head of the Commercial Banking and Wealth Management Group of UnionBanCal and Union Bank of California since May 2006. He served as head of the Commercial Banking Group from April 2003 to April 2006, as head of the National Banking and Communications, Media and Entertainment Divisions from April 2001 to April 2003 and as Senior Vice President, Corporate Capital Markets, from April 1996 to April 2001.

Paul E. Fearer	63	Mr. Fearer has served as Executive Vice President and Director of Human Resources of UnionBanCal and Union Bank of California since April 1996.
Steven L. Glaser	58

Mr. Glaser has served as Executive Vice President and head of the Retail Banking Group of UnionBanCal and Union Bank of California since May 2006. He served as head of the Consumer Asset Management Division from April 1997 to September 2006.

John H. McGuckin, Jr.	60

Mr. McGuckin has served as Executive Vice President, General Counsel and Secretary of UnionBanCal and Union Bank of California since September 2000. He served as Executive Vice President and General Counsel of UnionBanCal from January 1998 to September 2000 and served as Executive Vice President and General Counsel of Union Bank of California from April 1996 until September 2000.

James Yee	53

Mr. Yee has served as Executive Vice President and Chief Information Officer for UnionBanCal and Union Bank of California since May 2005. Prior to joining UnionBanCal, he served as Senior Vice President, Information Technology, for Charles Schwab & Company from April 2004 to April 2005 and Senior Vice President and Chief Information Officer of Pacific Exchange, Inc. from April 2000 to March 2003.

The term of office of an executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There are no family relationships among the executive officers.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2007, our common stock was held by 3,068 stockholders of record. At December 31, 2006, The Bank of Tokyo-Mitsubishi UFJ, Ltd. held approximately 65 percent of our common stock. During 2005 and 2006, the average daily trading volume of our common stock was 308,178 shares and 365,725 shares, respectively. At December 31, 2004, 2005 and 2006, our common stock closed at $64.48 per share, $68.72 per share and $61.25 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2005 and 2006.

	2005		2006
	High	Low	High	Low
First quarter	$63.99	$59.70	$70.37	$65.65
Second quarter	68.00	58.00	71.75	62.63
Third quarter	71.97	66.38	65.64	58.46
Fourth quarter	70.45	65.68	62.99	56.26

The following table presents quarterly per share cash dividends declared for 2005 and 2006.

	2005	2006
First quarter	$0.36	$0.41
Second quarter	0.41	0.47
Third quarter	0.41	0.47
Fourth quarter	0.41	0.47

On January 24, 2007, our Board of Directors approved a quarterly common stock dividend of $0.47 per share for the first quarter of 2007. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

We offer a dividend reinvestment and stock purchase plan that allows stockholders to reinvest dividends in our common stock at market price. The Bank of Tokyo-Mitsubishi UFJ did not participate in the plan during 2005 and 2006. For further information about this plan, see Note 15 to our Consolidated Financial Statements included in this Annual Report.

Our ability to declare and pay dividends is affected by certain regulatory restrictions. See Note 20 to our Consolidated Financial Statements included in this Annual Report.

The following table presents repurchases by us of our equity securities during the fourth quarter 2006.

				Approximate Dollar
			Total Number	Value of Shares that
			of Shares Purchased	May Yet Be
	Total Numbe of	Average Price Paid	as Part of Publicly	Purchased
Period	Shares Purchased (1)	per Share	Announced Programs	Under the Programs
October 2006
(October 2-31, 2006)	84,553	$57.44	80,000	$252,818,594
November 2006
(November 1-30, 2006)	745,275	$57.63	729,500	$209,867,339
December 2006
(December 1-29, 2006)	994,956	$60.56	993,200	$149,613,549 (2)
Total	1,824,784	$59.22	1,802,700

(1)                   Includes 4,553 shares, 15,775 shares and 1,756 shares of common stock repurchased during October, November and December 2006, respectively, from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)                   In the fourth quarter of 2006, UnionBanCal Corporation used $108.1 million from the $500 million repurchase program announced on April 26, 2006.

Item 6.                 Selected Financial Data

See page F-1 of this Annual Report.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

See pages F-1 through F-48 of this Annual Report.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

See pages F-32 through F-36 of this Annual Report.

Item 8.                 Consolidated Financial Statements and Supplementary Data

See pages F-49 through F-116 of this Annual Report.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Disclosure Controls.   Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Internal Controls Over Financial Reporting.   Management’s Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page F-118. The Report of Independent Registered Public Accounting Firm is presented on page F-119. During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.       Directors and Executive Officers of the Registrant & Corporate Governance

Reference is made to the information contained in the section entitled “Election of Directors—Nominees” of our Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. See “Executive Officers of the Registrant” on pages 20 - 22 of this Annual Report for information regarding executive officers.

Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the text under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders.

Corporate Governance

UnionBanCal has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are L. Dale Crandall (Chair), David R. Andrews, Murray H. Dashe, Michael J. Gillfillan, and Mary S. Metz, all of whom are independent under the New York Stock Exchange Corporate Governance Rules. Of these Audit Committee members, Mr. Crandall is an audit committee financial expert as determined by the Board within the applicable definition of the Securities and Exchange Commission.

We have adopted the following:

•       A Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller;

•       Business Standards for Ethical Conduct, which is a code of ethics and conduct applicable to all officers and employees;

•       A Code of Ethics applicable to directors of UnionBanCal and Union Bank of California, N.A.;

•       Corporate Governance Guidelines to promote the effective functioning of the activities of the UnionBanCal Board of Directors and to promote a common set of expectations as to how the Board, its Committees, individual directors and management should perform their functions; and

•       Charters for the Committees of the Board, including the Audit Committee, Corporate Governance Committee and Executive Compensation & Benefits Committee.

A copy of each of these committee charters, Codes of Ethics, Business Standards for Ethical Conduct and Corporate Governance Guidelines is posted on our website, or is available, without charge, upon the written request of any stockholder directed to the Secretary of UnionBanCal Corporation, 400 California Street, San Francisco, California 94104-1302. We intend to disclose promptly any amendment to, or waiver from any provision of, the Code of Ethics applicable to senior financial officers, and any waiver from any provision of the Code of Ethics applicable to directors or the Business Standards for Ethical Conduct applicable to executive officers, on our website. Our website address is www.unionbank.com.

Item 11.       Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions “Executive Compensation” (provided that the section entitled, “Executive Compensation & Benefits Committee Report” shall be furnished by this reference and shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934) and “Director Compensation” in the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders. Additional information regarding our directors is incorporated by reference from the text under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of the equity stock of UnionBanCal by certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and “Security Ownership by Management” in the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders.

The following table provides information relating to our equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation approved by stockholders	8,326,241	$49.24	3,825,635
Equity compensation not approved by stockholders	—	—	—
	8,326,241	$49.24	3,825,635

All equity compensation plans have been approved by our stockholders. At December 31, 2006, there were 3,825,635 shares of common stock available for future issuance under the Stock Plans as stock options, restricted stock or shares of common stock issued upon vesting of performance shares and restricted stock units settled in common stock. For additional information concerning our equity compensation plans, see Note 16 to our Consolidated Financial Statements included in this Annual Report.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi UFJ is incorporated by reference from the text under the caption “Transactions with Related Persons” of the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders. Information concerning independence of directors is incorporated by reference from the text under the caption, “Election of Directors—Director Independence” of the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders.

Item 14.       Principal Accounting Fees and Services

Reference is made to the information contained in the section entitled, “Ratification of Selection of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-approval of Services by

Deloitte & Touche LLP” of the Proxy Statement for our May 24, 2007 Annual Meeting of Stockholders for incorporation by reference of information concerning principal accounting fees and services.

PART IV

Item 15.       Exhibits and Consolidated Financial Statement Schedules

(a)(1)                 Financial Statements

Our Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are set forth on pages F-50 through F-120. (See index on page F-49).

(a)(2)                 Financial Statement Schedules

All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3)                 Exhibits

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(2)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	UnionBanCal Corporation Management Stock Plan*(3)
10.2	Union Bank of California, N.A. Deferred Compensation Plan*(4)
10.3	Union Bank of California, N.A. Senior Executive Bonus Plan*(5)
10.4	Union Bank of California, N.A Senior Management Bonus Plan*(6)
10.5	Union Bank of California, N.A. Supplemental Executive Retirement Plan*(7)
10.6	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Executive Retirement Plan*(8)
10.7	Union Bank Financial Services Reimbursement Program*(9)
10.8	UnionBanCal Corporation Performance Share Plan*(10)
10.9	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan*(11)
10.10	Forms of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(12)
10.11	Form of Terms and Conditions of Performance Share Plan Stock Unit Deferral Elections*(36)
10.12	Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. dated October 1, 1997*(13)
10.13	Year 2000 UnionBanCal Corporation Management Stock Plan*(14)
10.14	Form of 2006 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(15)
10.15	Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(16)

10.16	Form of 2004 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(17)
10.17	Form of 2006 Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(18)
10.18	Form of Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(19)
10.19	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(20)
10.20	Form of 2004 Nonqualified Stock Option Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(21)
10.21	Terms and Conditions Applicable to Non-Employee Director Stock Unit Awards under the Year 2000 UnionBanCal Corporation Management Stock Plan*(22)
10.22	Forms of Restricted Stock Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(23)
10.23	Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers*(24)
10.24	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers*(25)
10.25	Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(26)
10.26	Union Bank of California, N.A. Separation Pay Plan*(27)
10.27	Philip B. Flynn Employment Agreement (effective April 1, 2004)*(28)
10.28	Philip B. Flynn Amendment of Employment Agreement (effective May 1, 2005)*(29)
10.29	David I. Matson Employment Agreement (effective January 1, 1998)*(30)
10.30	David I. Matson Amendment of Employment Agreement (effective May 1, 2005)*(31)
10.31	Written Descriptions of Compensation Arrangements for UnionBanCal Non-Employee Directors*(32)
10.32	Written Description of Compensation Arrangements for Union Bank of California, N.A. Non-Employee Directors*(33)
10.33	Repurchase Agreement between UnionBanCal Corporation and The Bank of Tokyo-Mitsubishi, Ltd., dated as of February 23, 2005(34)
10.34

Purchase and Assumption Agreement by and among Union Bank of California, N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(35)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(36)
21.1	Subsidiaries of the Registrant(36)
23.1	Consent of Deloitte & Touche LLP(36)
24.1	Power of Attorney(36)
24.2	Resolution of Board of Directors(36)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)

             (1)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 001-15081).

             (2)  Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

             (3)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

             (4)  Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

             (5)  Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

             (6)  Incorporated by reference to Exhibit C to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 27, 2001 (SEC File No. 001-15081).

             (7)  Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

             (8)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-15081).

             (9)  Incorporated by reference to Exhibit 10.14 to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 000-28118).

        (10)  Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (SEC File No. 001-15081).

    (11)  Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

    (12)  Incorporated by reference to (i) Exhibit 10.2 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 and (ii) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 24, 2006 (SEC File No. 001-15081).

    (13)  Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

    (14)  Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 25, 2005 (SEC File No. 001-15081).

    (15)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (SEC File No. 001-15081).

    (16)  Incorporated by reference to Exhibit 10.4 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

    (17)  Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

    (18)  Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-15081).

    (19)  Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (SEC File No. 001-15081).

    (20)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

    (21)  Incorporated by reference to Exhibit 10.5 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

    (22)  Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

    (23)  Incorporated by reference to Exhibit 10.14 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-15081).

    (24)  Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-15081).

    (25)  Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-15081).

    (26)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-15081).

    (27)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

    (28)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 001-15081).

    (29)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

    (30)  Incorporated by reference to Exhibit 10.13 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-15081).

    (31)  Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

    (32)  Incorporated by reference to (i) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 27, 2005 (SEC File No. 001-15081) and (ii) Item 1 of the UnionBanCal Corporation Current Report on Form 8-K dated October 26, 2005 (SEC File No. 001-15081).

    (33)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 7, 2005 (SEC File No. 001-15081).

    (34)  Incorporated by reference to Exhibit 10.25 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-15081).

    (35)  Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-15081).

    (36)  Provided herewith.

                 *  Management contract or compensatory plan, contract or arrangement.

UnionBanCal Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Selected Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2002	2003	2004	2005	2006
Results of operations:
Net interest income(1)	$1,544,284	$1,550,057	$1,627,761	$1,843,466	$1,844,556
(Reversal of) provision for loan losses	175,000	72,799	(45,757)	(50,683)	(5,000)
Noninterest income	621,516	712,956	912,823	804,787	878,499
Noninterest expense	1,252,356	1,363,934	1,473,589	1,607,246	1,686,288
Income before income taxes(1)	738,444	826,280	1,112,752	1,091,690	1,041,767
Taxable-equivalent adjustment	2,587	2,553	3,745	4,352	6,401
Income tax expense	231,190	271,193	398,933	356,698	271,623
Income from continuing operations	504,667	552,534	710,074	730,640	763,743
Income (loss) from discontinued operations, net of taxes	23,236	34,605	22,460	132,293	(10,747)
Net income	$527,903	$587,139	$732,534	$862,933	$752,996
Per common share:
Basic earnings:
From continuing operations	$3.26	$3.71	$4.81	$5.04	$5.39
Net income	3.41	3.94	4.96	5.95	5.32
Diluted earnings:
From continuing operations	3.23	3.67	4.72	4.94	5.31
Net income	3.38	3.90	4.87	5.84	5.24
Dividends(2)	1.09	1.21	1.39	1.59	1.82
Book value (end of period)	24.94	25.66	28.93	31.62	32.86
Common shares outstanding (end of period)(3)	150,702,363	145,758,156	148,359,918	144,207,072	139,107,254
Weighted average common shares outstanding (basic)(3) (4)	154,757,817	148,917,249	147,767,238	145,109,058	141,620,081
Weighted average common shares outstanding (diluted)(3) (4)	156,414,940	150,645,193	150,302,831	147,791,565	143,754,865
Balance sheet (end of period):
Total assets(5)	$40,169,773	$42,498,467	$48,098,021	$49,416,002	$52,619,576
Total loans	25,255,413	24,375,156	29,109,415	33,095,595	36,671,723
Nonperforming assets	337,404	286,050	149,855	61,645	42,365
Total deposits	31,110,985	33,947,806	38,719,506	40,082,239	41,969,368
Stockholders’ equity	3,758,189	3,740,436	4,292,244	4,559,700	4,571,401
Balance sheet (period average):
Total assets	$34,615,481	$38,572,615	$43,158,714	$47,610,818	$49,992,481
Total loans	24,643,533	24,927,797	26,047,852	31,452,606	35,704,129
Earning assets	31,676,523	34,925,332	39,033,107	42,796,688	45,080,843
Total deposits	27,321,455	32,016,157	36,006,833	39,543,986	40,121,139
Stockholders’ equity	3,739,530	3,831,032	4,050,202	4,280,085	4,574,185
Financial ratios(6):
Return on average assets:
From continuing operations	1.46%	1.43%	1.65%	1.53%	1.53%
Net income	1.53	1.52	1.70	1.81	1.51
Return on average stockholders’ equity:
From continuing operations	13.50	14.42	17.53	17.07	16.70
Net income	14.12	15.33	18.09	20.16	16.46
Efficiency ratio(7)	57.82	60.27	57.95	60.75	62.67
Net interest margin(1)	4.88	4.44	4.17	4.31	4.09
Dividend payout ratio	33.44	32.61	28.90	31.55	33.77
Tangible common equity ratio	8.93	8.20	7.94	8.31	7.84
Tier 1 risk-based capital ratio(5)	11.18	11.31	9.71	9.17	8.68
Total risk-based capital ratio(5)	12.93	14.14	12.17	11.10	11.71
Leverage ratio(5)	9.75	9.03	8.09	8.39	8.44
Allowances for credit losses to total loans(8)	2.41	2.19	1.65	1.32	1.12
Allowances for credit losses to nonaccrual loans(8)	180.94	190.08	337.74	743.58	987.06
Net loans charged off (recovered) to average total loans	0.84	0.64	0.09	(0.01)	0.04
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	1.34	1.17	0.51	0.19	0.12
Nonperforming assets to total assets(5)	0.84	0.67	0.31	0.12	0.08

(1)                    Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)                    Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)                    Common shares outstanding reflect common shares issued less treasury shares.

(4)                    At December 31, 2006, weighted average common shares outstanding (basic) excludes nonvested restricted shares but includes the Impact of those shares in the calculation of diluted shares. The impact of this change on previous periods was not material.

(5)                    End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.

(6)                    Average balances used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.

(7)                    The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal) of provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(8)                    The allowances for credit losses ratios include the allowances for loan losses and losses on off-balance sheet commitments. These ratios relate to continuing operations only.

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part I, Item 1A “Risk Factors” for a discussion of some factors that may cause results to differ.

You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2004, 2005 and 2006 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Annual Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-K, the term “UnionBanCal” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based, commercial bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $53 billion at December 31, 2006. At December 31, 2006, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our 2006 results and that could impact our future results. We ask that you carefully read this entire document and any other reports that we refer to in this Annual Report, for more detailed information that will complete your understanding of trends, events and uncertainties that impact us.

Our average loans grew by 14 percent in 2006 compared to 2005. This growth was concentrated in our commercial and residential mortgage lending areas, although we expect that the growth rate in residential mortgage loans will slow if interest rates continue to rise.

Although our loan portfolio grew significantly in the past year, our overall credit quality remained strong during 2006. Our nonperforming assets totaled $42 million at December 31, 2006 compared to $62 million at December 31, 2005. While such low levels of nonperforming assets are not sustainable, we believe that our consistently responsible lending and monitoring practices will position us to maintain high credit quality in our loan portfolio.

During 2006, we reversed $10 million of our allowance for credit losses compared with a reversal of approximately $47 million in 2005. After several years of reversals of our allowance for credit losses and diminishing levels of nonperforming assets, we believe that our allowance for credit losses is now at a level that will require that we provide for credit losses inherent in our loan portfolio growth. We will also need to provide for any adverse changes in the financial situation of our borrowers or from our current economic environment.

Although our deposit base continues to be relatively attractive compared to most of our peers, our average noninterest bearing deposits declined by approximately $2 billion in 2006 compared to 2005 as deposit pricing pressures, caused by rising short-term interest rates, resulted in customer transfers of funds from noninterest bearing to interest bearing deposits or other investments. We believe that despite the deposit shift we experienced in 2006, our high percentage of average noninterest bearing deposits to average total deposits continues to provide us with a funding advantage compared to most of our peers.

In 2006, our net interest income was $1.8 billion, flat compared to 2005, as our strong loan growth was offset by higher funding costs.

Noninterest income grew 9 percent in 2006 compared with 2005, primarily from higher trust and investment management fees related to growth in trust assets and lower securities losses, partially offset by a decline in insurance commissions and service charges on deposit accounts, which stemmed from lower account analysis fees and lower demand deposit balances.

In 2006, our noninterest expense grew to $1.7 billion compared to $1.6 billion in 2005. Most of this increase was related to salaries and employee benefits, of which $28.1 million was related to both our adoption of the new share-based compensation accounting rules and higher costs for restricted stock awards.

Our 2006 noninterest expense also included expenses of approximately $39 million related to our Bank Secrecy Act/anti-money laundering (BSA/AML) initiatives. In 2007, we expect to spend half of what we spent in 2006 for these initiatives. However, a significant portion of the 2007 expenses will be spent for permanent BSA/AML staffing that will extend beyond 2007.

Our effective tax rate decreased to 26 percent in 2006 from 33 percent during 2005. The lower rate in 2006 was due primarily to reductions in California tax expense from a refund of California franchise taxes of $72.8 million, net of federal tax, that we received in December 2006. We expect our 2007 effective tax rate to be approximately 34 percent.

During 2006, we returned a significant amount of capital to our stockholders in the form of dividends and common stock repurchases. We declared $258 million in dividends and we repurchased $452 million of our common stock in 2006 and, as of December 31, 2006, we had $150 million remaining under our current board authorization for the repurchase of our common stock.

Discontinued Operations

During the third quarter 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consisted of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. During 2006, we received an additional $4 million as a contingent purchase price payment.

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. All of our offices designated for disposal were closed as of June 30, 2006. The remaining assets include deposits with banks awaiting approval of repatriation of capital and unremitted profits and loans that are maturing by 2008. The remaining liabilities consist primarily of accrued expenses, which will be settled when due. For the detailed components of our assets and liabilities from discontinued operations, see Note 2 “Discontinued Operations” to the Consolidated Financial Statements of this Annual Report.

Included in our net income are the net results of our discontinued operations. For the years ended December 31, 2004, 2005 and 2006, income from discontinued operations included the following:

	For the Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Net interest income	$21,207	$20,252	$871
Provision for loan losses	10,757	6,683	—
Noninterest income	76,482	298,725	13,110
Noninterest expense	50,593	106,712	31,038
Income (loss) from discontinued operations before income taxes	36,339	205,582	(17,057)
Income tax expense (benefit)	13,879	73,289	(6,310)
Income (loss) from discontinued operations	$22,460	$132,293	$(10,747)

Net interest income for the years ended 2004, 2005 and 2006 included the allocation of interest expense from continuing operations of approximately $0.8 million, $15.5 million and $1.8 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

Noninterest income included the recognition of the $228.8 million on the sale of this business in 2005 and an additional $4 million payment from Wachovia Bank in 2006 reflecting the final settlement upon the conversion of our international correspondent banking customer base. Noninterest expense for the year ended December 31, 2004 included $2.1 million of compliance related expenses. Noninterest expense for the year ended December 31, 2005 included $32.8 million of compliance related expenses, $22.0 million of severance expense and $3.0 million of impairment of software in development. Noninterest expense for the year ended December 31, 2006 included $8.7 million of compliance related expenses and $2.4 million of expenses related to the termination of lease contracts relating to this business.

The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Policies

General

UnionBanCal’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use are employee turnover, discount rates and expected rates of return on plan assets to determine our pension costs, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally energy, foreign exchange, interest rate swap and interest rate option contracts, although we could enter into other types of derivative contracts. We record these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of an accounting event impacting our transactions could change.

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

Allowances for Credit Losses

The allowances for credit losses, which consist of the allowances for loan and off-balance sheet commitment losses are estimates of the losses that may be sustained in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded commitments, commercial letters of credit, and financial guarantees. The allowances are based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowances for credit losses have four components: the formula allowance, the specific allowance, the unallocated allowance and the allowance for off-balance sheet commitments, which is included in other liabilities. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include data that makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for conditions that more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, as well as to industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of likely utilization based upon historical data. At December 31, 2006, our allowance for loan losses was $331 million and our allowance for off-balance sheet commitments was $81 million, based upon our assessment of the probability of loss. For further information regarding our allowance for loan losses, see “Allowances for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A.)

Pension Obligations

Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 9 to our Consolidated Financial Statements included in this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual benefit expense are determined by independent actuaries and through key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

At December 31, 2006, we adopted the disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R).” This Statement required us to recognize the overfunded or underfunded status of our defined benefit plan as an asset or liability in our statement of financial position and to recognize previously unrecognized prior service costs and net actuarial losses in other comprehensive income. At adoption on December 31, 2006, we recognized a prepaid pension asset for the overfunded status of our pension plan of $398 million. We also recognized $203 million ($126 million, net of tax) for the previously unrecognized prior service costs and net actuarial losses of our pension plan in other comprehensive income.

Our net actuarial losses (pretax) declined $180.5 million between December 31, 2005 and 2006. The improvement in our net actuarial losses resulted primarily from an increase in the assumed discount rate from 5.5 percent to 6.0 percent and a higher than expected rate of return on our plan assets of 13.9 percent versus 8.25 percent. Of the $180.5 million decline, $66.4 million resulted primarily from the change in the discount rate, while $81.8 million resulted from the better than expected return on plan assets. The combined reduction of $148.2 million in our actuarial loss will reduce our 2007 net periodic pension cost by $8.9 million. Of the total $203 million of net actuarial loss at December 31, 2006, approximately $133 million will be subject to amortization over 9.5 years. The remaining $70 million is not currently subject to amortization. The cumulative net actuarial loss resulted primarily from differences between expected and actual assumptions of rate of return on plan assets and the discount rate. Included in our 2007 net periodic pension cost will be $14 million of amortization related to net actuarial losses. We estimate that our total 2007 net periodic pension cost will be approximately $6.8 million, assuming a 2007 contribution of $50 million. The primary reason for the decrease in net periodic pension cost for 2007 compared to $39.1 million in 2006 is the increase in the assumed discount rate, the increase from the expected return on plan assets and a reduction in net actuarial loss amortization. The 2007 estimate for net periodic pension cost was actuarially determined using a discount rate of 6.0 percent, an expected return on plan assets of 8.25 percent and an expected compensation increase assumption of 4.7 percent.

A 50 basis point increase in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2007 periodic pension cost by ($13.3) million, ($7.7) million, and $4.1 million, respectively. A 50 basis point decrease in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2007 periodic benefit cost by $13.8 million, $7.7 million, and ($3.9) million, respectively.

Asset Impairment

We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses, and other-than-temporary impairment in our securities portfolio. We test goodwill from our acquisitions for impairment at least annually or more frequently if events or circumstances indicate that there may be cause for conducting an interim test. In testing for a potential impairment of goodwill, we estimated the fair value of each of our reporting units (generally defined as the level in which segment performance is analyzed) and compared this value to the carrying value of each reporting unit. The estimated fair value of goodwill was established using a market approach method for our banking and insurance units and a discounted cash flow model for our trust units. We determined that the estimated fair value of each reporting unit was greater than its carrying value, therefore no impairment existed for the year ended 2006. Quarterly, we test our private capital investments for impairment by reviewing the investee’s business model, current and projected financial performance, liquidity and overall economic and market conditions. During 2006, we recognized an other-than-temporary impairment of $0.7 million for our private capital investment portfolio. In addition, we test our debt securities below Aa investment grade for impairment quarterly and during 2006 we did not recognize an other-than-temporary impairment in the collateralized loan obligation (CLO) portfolio. Impairment testing of the CLO securities requires the use of a number of assumptions related to cash flows, recovery rates, default rates, market valuations and reinvestment of cash flows during the reinvestment period. This portfolio of securities is highly diversified, which we believe should mitigate the risk that downturns in any one industry segment will significantly impair the portfolio. Our higher grade debt securities are not tested for other-than-temporary impairment since we have the ability and intent to hold them until our cost has been recovered.

Financial Performance

Summary of Financial Performance

				Increase (Decrease)
				2005 versus 2004		2006 versus 2005
(Dollars in thousands)	2004	2005	2006	Amount	Percent	Amount	Percent
Results of Operations
Net interest income(1)	$1,624,016	$1,839,114	$1,838,155	$215,098	13.2%	$(959)	(0.1)%
Noninterest income
Service charges on deposit accounts	335,207	323,865	319,647	(11,342)	(3.4)	(4,218)	(1.3)
Trust and investment management fees	153,083	173,518	195,086	20,435	13.3	21,568	12.4
Insurance commissions	77,874	78,915	72,547	1,041	1.3	(6,368)	(8.1)
Securities gains (losses), net	(12,085)	(50,039)	2,242	(37,954)	nm	52,281	nm
Gain on sale of merchant card portfolio	93,000	—	—	(93,000)	(100.0)	—	—
Gain on private capital investments, net	26,278	27,187	23,112	909	3.5	(4,075)	(15.0)
Other noninterest income	239,466	251,341	265,865	11,875	5.0	14,524	5.8
Total noninterest income	912,823	804,787	878,499	(108,036)	(11.8)	73,712	9.2
Total revenue	2,536,839	2,643,901	2,716,654	107,062	4.2	72,753	2.8
Reversal of allowance for loan losses(2)	(45,757)	(50,683)	(5,000)	4,926	10.8	(45,683)	(90.1)
Noninterest expense
Salaries and employee benefits	848,717	934,354	996,536	85,637	10.1	62,182	6.7
Net occupancy	127,720	141,299	141,771	13,579	10.6	472	0.3
Outside services	74,978	117,190	117,387	42,212	56.3	197	0.2
Professional services	48,371	45,500	63,616	(2,871)	(5.9)	18,116	39.8
Foreclosed asset expense (income)	1,211	(5,635)	(15,322)	(6,846)	nm	(9,687)	nm
(Reversal of) provision for losses on off-balance sheet commitments(2)	—	4,000	(5,000)	4,000	nm	(9,000)	nm
Other noninterest expense	372,592	370,538	387,300	(2,054)	(0.6)	16,762	4.5
Total noninterest expense	1,473,589	1,607,246	1,686,288	133,657	9.1	79,042	4.9
Income from continuing operations before income taxes	1,109,007	1,087,338	1,035,366	(21,669)	(2.0)	(51,972)	(4.8)
Income tax expense	398,933	356,698	271,623	(42,235)	(10.6)	(85,075)	(23.9)
Income from continuing operations	$710,074	$730,640	$763,743	$20,566	2.9%	$33,103	4.5%

(1)                   Net interest income does not include any adjustments for fully taxable equivalence.

(2)                   Beginning in 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated for this change.

nm = not meaningful

The primary contributors to our continuing operations financial performance for 2006 compared to 2005 are presented below.

•       Our net interest income was unfavorably influenced by lower average demand deposit balances, which resulted in a shift to more costly interest bearing liabilities. In addition, higher rates on interest bearing liabilities and lower hedge income (see our discussion under “Net Interest Income”) also negatively impacted our net interest margin. Offsetting these negative influences to our net interest margin were higher earning asset volumes in most of our major loan categories and higher average yields on our earning assets.

•       Although credit quality remained healthy, we reversed less of our allowance for loan losses in 2006 primarily due to the growth in our commercial loan portfolio. We believe that the improvement in credit quality could be at its peak, given the increasing uncertainty in the economic outlook. (See our discussion under “Allowances for Credit Losses.”)

•       Our noninterest income was impacted by several factors:

—              Service charges on deposits decreased due to lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances, as well as from lower demand deposit balances;

—              Trust and investment management fees were higher primarily due to higher sales, growth in trust assets, a one-time $3.8 million increase in trust fees resulting from a refinement in our accrual accounting methodology and a change in the administration structure of our HighMark funds, which were offset by higher outside service expenses (see noninterest expense discussion below). Managed assets increased by approximately 5 percent, while non-managed assets increased by approximately 11 percent from December 31, 2005 to December 31, 2006. Total assets under administration increased by approximately 10 percent, to $230.1 billion, for the same period;

—              Insurance commissions decreased mainly due to lower revenues from construction-related projects, which slowed in 2006, and lower contingent revenues;

—              Lower securities losses of $52.3 million primarily due to a loss of $50.1 million on the sale of $1.5 billion of government agency securities in our available for sale portfolio during 2005. The sales occurred as a result of our decision to rebalance our portfolio by diversifying our agency concentration risk, with a subsequent reinvestment in AAA-rated non-agency mortgage-backed securities and to fund our expected loan growth;

—              Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions; and

—              Higher other noninterest income included lower trading provision adjustments to our reserve for losses on customer derivative contracts, which declined by $7.6 million and a $3.0 million settlement associated with an eminent domain action taken by a municipality to take possession of land used by one of our branches.

•       Contributing to our higher noninterest expense were several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       annual merit increases and higher staff levels;

•       additional contract labor staff for compliance related activities;

•       higher severance expense;

•       higher incentive expenses related to stock options and higher levels of restricted stock grants in 2006, partly offset by lower bonuses and other performance-related incentives; and

•       higher employee benefits expense mainly due to increased group health insurance premiums and pension and other postretirement benefits expense due to actuarial assumptions, partly offset by a decrease in workers’ compensation expense;

—              Professional services expense increased mainly due to compliance-related expenses;

—              Foreclosed asset income reflected higher gains on the sale of foreclosed properties in 2006;

—              Provision for losses on off-balance sheet commitments declined by $9.0 million compared to 2005 as a result of improvements in the credit quality of our borrowers compared to the prior year; and

—              Higher other noninterest expense, which included higher software costs, marketing expenses and charitable contributions and low income housing investment amortization expenses partly offset by declining amortization of identifiable intangibles.

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

•       The reversal of our allowance for loan losses in 2005 was primarily due to improving credit quality, which was highly influenced by improvements in our commercial loan portfolio. (See our discussion under “Allowances for Credit Losses.”)

•       Our noninterest income was impacted by several factors:

—              In May 2004, we sold our merchant card portfolio to NOVA Information Systems. The sale of our merchant card portfolio reflected our ongoing effort to sharpen our strategic focus. Additionally, the long-term marketing alliance we formed with NOVA will provide us with marketing fees in the future;

—              A loss of $50.1 million on the sale of $1.5 billion of government agency securities in our available for sale portfolio during 2005. The sales occurred as a result of our decision to rebalance our portfolio by diversifying our agency concentration risk, by reinvesting in AAA-rated non-agency mortgage-backed securities and to fund our loan growth;

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

•       higher performance-related incentive expense from goal achievements and the increased amortization from larger issuances of restricted stock;

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

—              Net occupancy costs increased primarily due to charges associated with the consolidation of offices in San Francisco;

—              Outside services expense increased primarily as a result of higher costs of services related to title and escrow balances stemming from a higher earnings credit rate and higher balances in 2005;

—              Provision for losses on off-balance sheet commitments increased $4.0 million primarily as a result of growth in the level of commitments; and

—              Other noninterest expense decreased mainly due to a decrease in expenses related to litigation and professional consulting expenses compared to 2004 and net income of $5.6 million as a result of the sale of OREO, partly offset by higher software expenses related to the purchase and development of software to support key technology initiatives and higher expenses related to our acquisitions.

Net Interest Income

The table below shows the major components of net interest income and net interest margin for the periods presented.

	Years Ended December 31,
	2004			2005			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
Assets
Loans:(2)
Commercial, financial and industrial	$9,394,086	$533,415	5.68%	$11,105,948	$677,590	6.10%	$13,220,633	$869,884	6.58%
Construction	1,093,230	49,259	4.51	1,268,448	77,844	6.14	1,857,404	142,031	7.65
Residential mortgage	8,235,204	387,123	4.70	10,513,671	515,485	4.90	11,846,908	607,977	5.13
Commercial mortgage	4,527,977	250,112	5.52	5,529,222	348,788	6.31	5,702,858	404,749	7.10
Consumer	2,177,372	120,125	5.52	2,444,011	159,493	6.53	2,505,770	192,156	7.67
Lease financing	619,983	28,404	4.58	591,306	23,653	4.00	570,556	15,232	2.67
Total Loans	26,047,852	1,368,438	5.25	31,452,606	1,802,853	5.73	35,704,129	2,232,029	6.25
Securities - taxable	11,701,866	422,047	3.61	10,262,274	392,452	3.82	8,417,950	415,902	4.94
Securities - tax-exempt	68,399	5,551	8.12	66,178	5,323	8.04	61,729	4,982	8.07
Interest bearing deposits in banks	201,716	3,417	1.69	112,247	2,676	2.38	51,534	2,617	5.08
Federal funds sold and securities purchased under resale agreements	719,714	9,189	1.28	610,735	20,535	3.36	497,318	25,518	5.13
Trading account assets	293,560	3,778	1.29	292,648	4,494	1.54	348,183	6,838	1.96
Total earning assets	39,033,107	1,812,420	4.64	42,796,688	2,228,333	5.21	45,080,843	2,687,886	5.96
Allowance for loan losses(3)	(513,165)			(389,398)			(334,720)
Cash and due from banks	2,171,838			2,247,905			2,063,342
Premises and equipment, net	507,503			520,084			508,889
Other assets	1,959,431			2,435,539			2,674,127
Total assets	$43,158,714			$47,610,818			$49,992,481
Liabilities
Domestic deposits:
Transaction accounts	$11,712,648	74,006	0.63	$12,843,905	159,221	1.24	$12,938,620	292,899	2.26
Savings and consumer time	4,405,572	38,374	0.87	4,667,868	60,248	1.29	4,483,729	93,582	2.09
Large time	2,406,408	34,307	1.43	3,121,055	83,882	2.69	5,656,370	263,226	4.65
Total interest bearing deposits	18,524,628	146,687	0.79	20,632,828	303,351	1.47	23,078,719	649,707	2.82
Federal funds purchased and securities sold under repurchase agreements	596,997	7,470	1.25	898,107	25,854	2.88	701,614	33,711	4.80
Net funding allocated from (to) discontinued operations(4)	(108,425)	(816)	0.75	(507,397)	(15,482)	3.05	(37,770)	(1,847)	4.89
Commercial paper	620,053	6,899	1.11	1,086,088	31,672	2.92	1,582,226	75,015	4.74
Other borrowed funds	162,424	4,866	3.00	168,220	6,313	3.75	294,977	15,352	5.20
Medium and long-term debt	807,070	16,773	2.08	807,592	32,206	3.99	1,230,846	70,439	5.72
Trust notes	62,480	2,780	4.45	15,562	953	6.12	15,109	953	6.31
Total borrowed funds	2,140,599	37,972	1.77	2,468,172	81,516	3.30	3,787,002	193,623	5.11
Total interest bearing liabilities	20,665,227	184,659	0.89	23,101,000	384,867	1.67	26,865,721	843,330	3.14
Noninterest bearing deposits	17,482,205			18,911,158			17,042,420
Other liabilities(3)	961,080			1,318,575			1,510,155
Total liabilities	39,108,512			43,330,733			45,418,296
Stockholders' Equity
Common equity	4,050,202			4,280,085			4,574,185
Total stockholders' equity	4,050,202			4,280,085			4,574,185
Total liabilities and stockholders' equity	$43,158,714			$47,610,818			$49,992,481
Reported Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,627,761	4.17%		1,843,466	4.31%		1,844,556	4.09%
Less: taxable-equivalent adjustment		3,745			4,352			6,401
Net interest income		$1,624,016			$1,839,114			$1,838,155

Average Assets and Liabilities of Discontinued Operations for the Year Ended:	December 31, 2004	December 31, 2005	December 31, 2006
Assets	$2,067,591	$1,897,622	$189,376
Liabilities	$1,959,166	$1,390,225	$151,606
Net assets	$108,425	$507,397	$37,770

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

(3)                    The average allowance related to losses on off-balance sheet commitments was included in other liabilities starting in 2005. Prior periods have not been restated.

(4)                    Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earning) on funds allocated from (to) discontinued operations is calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period’s Federal funds purchased rate. The year-to-date expense (earning) amount is the sum of the quarterly amounts.

Net interest income in 2006, on a taxable-equivalent basis, decreased less than 1 percent, and our net interest margin decreased by 22 basis points, from 2005. These results were primarily due to the following:

•       Average earning assets increased $2.3 billion, or 5 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $2.1 billion increase in average commercial loans and a $1.3 billion increase in average residential mortgages, while average securities declined by $1.8 billion;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 75 basis points, despite being negatively impacted by lower hedge income, which decreased by $53.0 million, and an increase in lower yielding loans related to title and escrow customers;

•       Average noninterest bearing deposits decreased $1.9 billion, or 10 percent, including a decrease of $716.1 million, or 23 percent, in average title and escrow deposits due to the decline in residential real estate activity. Average business demand deposits, excluding title and escrow deposits, declined $896 million, or 7 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $184 million, or 6 percent. Average noninterest bearing deposits represented 42 percent of average total deposits in 2006 compared to 48 percent of average total deposits in 2005; and

•       In 2006, the annualized average all-in cost of funds, which included lower hedge income of $11.9 million, was 1.92 percent, reflecting our average deposit-to-loan ratio of 112 percent and a relatively high proportion of noninterest bearing deposits to total deposits. In 2005, the annualized all-in-cost of funds was 0.92 percent and the average deposit-to-loan ratio was 126 percent.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2006, these derivative positions provided less net interest income than in 2005, as positions matured and as interest rates rose. However, as we expected, the declines in hedge income were offset by increased yields on the underlying variable rate loans. For our loans, we had hedge income of $5.1 million and hedge expense of $47.9 million for 2005 and 2006, respectively. For deposits and long-term fixed rate borrowings, hedge income was $12.6 million and $0.7 million for 2005 and 2006, respectively.

Net interest income in 2005, on a taxable-equivalent basis, increased 13 percent and our net interest margin increased by 14 basis points from 2004. The increase was attributable to the following factors:

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

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment, resulting in a higher average yield of 57 basis points on average earning assets, despite being negatively impacted by lower hedge income, which decreased by $66.9 million; and

•       In 2005, our all-in cost of funds on interest bearing liabilities was negatively impacted by the increasing rate environment, resulting in a higher average cost of interest-bearing liabilities of 78 basis points, including lower hedge income, which decreased by $7.6 million.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term CDs, and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2005, these derivative positions provided less net interest income than in 2004, as positions matured and as interest rates rose. However, as we expected, the declines in hedge income were offset by increased yields on the underlying variable rate loans. For the years ended December 31, 2004 and 2005, we had hedge income of $92.2 million and $17.7 million, respectively.

Analysis of Changes in Net Interest Income

The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2004, 2005 and 2006. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate. Loan fees of $68 million, $79 million and $71 million for the years ended 2004, 2005 and 2006, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	Years Ended December 31,
	2005 versus 2004			2006 versus 2005
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Average	Average	Net	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Changes in Interest Income(1)
Loans:
Commercial, financial and industrial	$100,189	$43,986	$144,175	$128,996	$63,298	$192,294
Construction	7,902	20,683	28,585	36,162	28,025	64,187
Residential mortgage	107,088	21,274	128,362	65,329	27,163	92,492
Commercial mortgage	55,269	43,407	98,676	10,956	45,005	55,961
Consumer	14,718	24,650	39,368	4,033	28,630	32,663
Lease financing	(1,313)	(3,438)	(4,751)	(830)	(7,591)	(8,421)
Total Loans	283,853	150,562	434,415	244,646	184,530	429,176
Securities - taxable	(51,969)	22,374	(29,595)	(70,453)	93,903	23,450
Securities - tax-exempt	(180)	(48)	(228)	(358)	17	(341)
Interest bearing deposits in banks	(1,512)	771	(741)	(1,445)	1,386	(59)
Federal funds sold and securities purchased under resale agreements	(1,395)	12,741	11,346	(3,811)	8,794	4,983
Trading account assets	(12)	728	716	855	1,489	2,344
Total earning assets	228,785	187,128	415,913	169,434	290,119	459,553
Changes in Interest Expense
Deposits:
Transaction accounts	7,127	78,088	85,215	1,174	132,504	133,678
Savings and consumer time	2,282	19,592	21,874	(2,375)	35,709	33,334
Large time	8,800	40,775	49,575	68,200	111,144	179,344
Total interest bearing deposits	18,209	138,455	156,664	66,999	279,357	346,356
Federal funds purchased and securities sold under repurchase agreements	3,764	14,620	18,384	(5,659)	13,516	7,857
Net funding allocated from (to) discontinued operations	(2,992)	(11,674)	(14,666)	14,324	(689)	13,635
Commercial paper	5,173	19,600	24,773	14,487	28,856	43,343
Other borrowed funds	174	1,273	1,447	4,753	4,286	9,039
Medium and long-term debt	11	15,422	15,433	16,888	21,345	38,233
Trust notes	(2,088)	261	(1,827)	(28)	28	—
Total borrowed funds	4,042	39,502	43,544	44,765	67,342	112,107
Total interest bearing liabilities	22,251	177,957	200,208	111,764	346,699	458,463
Changes in net interest income	$206,534	$9,171	$215,705	$57,670	$(56,580)	$1,090

(1)                   Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

The following tables detail our noninterest income and noninterest expense that exceeded 1% of our total revenues for the years ended December 31, 2004, 2005 and 2006.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2005 versus 2004		2006 versus 2005
(Dollars in thousands)	2004	2005	2006	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$335,207	$323,865	$319,647	$(11,342)	(3)%	$(4,218)	(1)%
Trust and investment management fees	153,083	173,518	195,086	20,435	13	21,568	12
Insurance commissions	77,874	78,915	72,547	1,041	1	(6,368)	(8)
Merchant banking fees	39,646	43,898	42,185	4,252	11	(1,713)	(4)
Brokerage commissions and fees	33,063	30,038	35,811	(3,025)	(9)	5,773	19
Foreign exchange gains, net	32,004	33,902	32,220	1,898	6	(1,682)	(5)
Card processing fees, net	34,147	25,105	28,400	(9,042)	(26)	3,295	13
Securities gains (losses), net	(12,085)	(50,039)	2,242	(37,954)	nm	52,281	nm
Gain on sale of merchant card portfolio	93,000	—	—	(93,000)	(100)	—	—
Gain on private capital investments, net	26,278	27,187	23,112	909	3	(4,075)	(15)
Other	100,606	118,398	127,249	17,792	18	8,851	7
Total noninterest income	$912,823	$804,787	$878,499	$(108,036)	(12)%	$73,712	9%

nm = not meaningful

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2005 versus 2004		2006 versus 2005
(Dollars in thousands)	2004	2005	2006	Amount	Percent	Amount	Percent
Salaries and other compensation	$685,753	$748,046	$799,050	$62,293	9%	$51,004	7%
Employee benefits	162,964	186,308	197,486	23,344	14	11,178	6
Salaries and employee benefits	848,717	934,354	996,536	85,637	10	62,182	7
Net occupancy	127,720	141,299	141,771	13,579	11	472	—
Outside services	74,978	117,190	117,387	42,212	56	197	—
Equipment	67,839	68,206	69,833	367	1	1,627	2
Software	51,877	58,511	63,979	6,634	13	5,468	9
Professional services	48,371	45,500	63,616	(2,871)	(6)	18,116	40
Advertising and public relations	37,965	36,803	44,007	(1,162)	(3)	7,204	20
Communications	42,011	41,909	40,431	(102)	—	(1,478)	(4)
Data processing	32,528	32,687	31,844	159	—	(843)	(3)
Intangible asset amortization	19,471	19,921	13,686	450	2	(6,235)	(31)
Foreclosed asset expense (income)	1,211	(5,635)	(15,322)	(6,846)	nm	(9,687)	nm
(Reversal of) provision for losses on off-balance sheet commitments(1)	—	4,000	(5,000)	4,000	nm	(9,000)	nm
Other	120,901	112,501	123,520	(8,400)	(7)	11,019	10
Total noninterest expense	$1,473,589	$1,607,246	$1,686,288	$133,657	9%	$79,042	5%

nm = not meaningful

(1)            Beginning in 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

Income Tax Expense

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Income before income taxes	$1,109,007	$1,087,338	$1,035,366
Income tax expense	398,933	356,698	271,623
Effective tax rate	36%	33%	26%

The decrease in the effective tax rate in 2006 was due to a credit to state income tax expense of $72.8 million for a refund received in 2006 in a settlement between us and the State of California in an action we brought to recover taxes paid for the calendar years 1989 through 1995. The settlement was made in response to claims for refund filed by us in 2001 with respect to the proper tax treatment of losses from loans and securities during 1989 through 1995. The losses were incurred by the group of affiliated corporations included in our California tax filing. After an initial denial of the claims by the FTB Audit Division, we filed a suit for refund in San Francisco Superior Court. The settlement agreement settled all claims for the years at issue and the lawsuit was dismissed.

The decrease in the effective tax rate in 2005 was due to lower California state taxes in 2005 as compared to 2004, and a reduction to 2005 federal tax expense of $10.0 million for estimated amounts owed to the Internal Revenue Service (IRS) with respect to certain leveraged leasing transactions.

In the normal course of business, the tax returns of UnionBanCal Corporation and its subsidiaries are subject to review and examination by various tax authorities. In the course of its examination of our federal tax returns for the years 1998 through 2002, the IRS has disallowed the tax deductions claimed with respect to certain leveraged leasing transactions, referred to as “lease-in/lease-outs” (LILOs). We believe our tax treatment of these LILOs was consistent with applicable tax law, regulations and case law, and we intend to defend our position vigorously.

In 2003 we made partial payments of the tax and interest assessed and filed a protest with the IRS Administrative Appeals Division (Appeals). During 2005, we concluded our discussions with Appeals without resolution. In the fourth quarter of 2005, we paid the balance of the tax and interest, for a total payment of $95.1 million. In August 2006, we filed a refund suit in the Court of Federal Claims. A trial date has not yet been set.

The tax payments did not affect our income tax expense because deferred taxes were previously provided on the leveraged leases as required by SFAS No. 13, “Accounting For Leases.” We also maintain a tax reserve for interest deficiencies, against which the interest payments were applied. The amount of the reserve is based on management’s best estimate of the most likely outcome of the matter.

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

Changes in Mitsubishi UFJ Financial Group’s taxable profits will impact our effective tax rate. Mitsubishi UFJ Financial Group’s taxable profits are impacted most significantly by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses or other matters. When Mitsubishi UFJ Financial Group’s worldwide taxable profits rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review Mitsubishi UFJ Financial Group’s financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates in part from the differences between our fiscal year-end and Mitsubishi UFJ Financial Group’s. The determination of the California effective tax rate involves management judgment and estimates, and can change during the calendar year or between calendar years as additional information becomes available.

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

We have a Credit Review and Management Committee chaired by the Chief Credit Officer and composed of the Chief Executive Officer, the Chief Operating Officer and other executive officers that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officer and his designated Group Senior Credit Officers, is responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to ensure that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

Another part of the control process is the internal credit examination function, which reports to the Board of Directors and provides both the Board of Directors and executive management with an independent assessment of the level of credit risk and the effectiveness of the credit management process. The Independent Risk Monitoring Group for Credit (IRMG-Credit) routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers to ensure that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, IRMG-Credit reviews and provides commentary on proposed changes to credit policies, practices and underwriting guidelines. IRMG-Credit summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

Loans

The following table shows loans outstanding by loan type and as a percentage of total loans for 2002 through 2006. Information about our loan portfolio is also included in “Business Segments.”

											Increase (Decrease)
											December 31, 2006 From:
	December 31,										December 31, 2005
(Dollars in millions)	2002		2003		2004		2005		2006		Amount	Percent
Commercial, financial and industrial	$10,612	42%	$8,898	36%	$9,955	35%	$11,451	35%	$12,945	35%	$1,494	13.0%
Construction	1,285	5	1,101	5	1,130	4	1,447	4	2,176	6	729	50.4
Mortgage:
Residential	6,365	26	7,464	31	9,538	33	11,380	34	12,344	34	964	8.5
Commercial	4,150	16	4,195	17	5,409	19	5,683	17	6,028	16	345	6.1
Total mortgage	10,515	42	11,659	48	14,947	52	17,063	51	18,372	50	1,309	7.7
Consumer:
Installment	910	4	819	3	768	2	891	3	1,137	3	246	27.6
Revolving lines of credit	1,103	4	1,222	5	1,582	5	1,611	5	1,401	4	(210)	(13.0)
Total consumer	2,013	8	2,041	8	2,350	7	2,502	8	2,538	7	36	1.4
Lease financing	813	3	664	3	609	2	580	2	581	2	1	0.2
Total loans held for investment	25,238	100	24,363	100	28,991	100	33,043	100	36,612	100	3,569	10.8
Total loans held for sale	17	—	12	—	118	—	53	—	60	—	7	13.2
Total loans	$25,255	100%	$24,375	100%	$29,109	100%	$33,096	100%	$36,672	100%	$3,576	10.8%

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

The commercial, financial and industrial loan portfolio increased from December 31, 2005 mainly due to increased loan demand primarily in the oil and gas and national corporate segments, as well as the California middle market.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase from December 31, 2005 was due to increased funding for residential construction projects with apartment financing representing the largest component.

The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages from December 31, 2005 was mainly due to increased demand in the California middle market for real estate related financing.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. At December 31, 2006, 64 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 65 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

Consumer Loans

We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary source of the increase in consumer loans was our “Flex Equity Line/Loan” product. The “Flex Equity Line/Loan” allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert their “Flex Equity Lines/Loans” to fixed rate loans these new loans are classified as installment loans. We offer a “Flex Equity High LTV” product, which allows our customers to draw up to 100 percent of the value of their real estate or $150 thousand, whichever is less. At December 31, 2006, the amount outstanding from this product was $5 million.

Lease Financing

We offer two types of leases to our customers:  direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $556 million, which are net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2004 for South Korea, the only country where such outstandings exceeded 1 percent of total assets. For the periods ended December 31, 2005 and December 31, 2006 there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments in foreign entities. For any country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
December 31, 2004
South Korea	$615	$—	$3	$618

Provision for Loan Losses

We had a reversal of allowance for loan losses of $5 million in 2006, compared with a reversal of allowance for loan losses of $51 million in 2005. Provisions for loan losses are charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below. Starting in 2005, we began to recognize in noninterest expense the changes in our allowance for losses on off-balance sheet commitments separately from our allowance for loan losses. We recorded a reversal of provision for losses on off-balance sheet commitments of $5 million in 2006 and a provision for losses on off-balance sheet commitments of $4 million in 2005.

Allowances for Credit Losses

Policy and Methodology

We maintain allowances for credit losses (defined as both the allowance for loan and off- balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, specific allowances for identified problem credit exposures, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

•       loss factors for individually graded credits are derived from a migration model that tracks historical losses over a period, such as an economic cycle, which we believe captures the inherent losses in our loan portfolio; and

•       pooled loan loss factors (not individually graded loans) are based on expected net charge offs. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and certain small commercial loans.

We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that spans what we believe constitutes a complete and representative economic cycle.

Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the level of historical net charge offs and losses expected by management in the near term. We estimate our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss.  Based upon our evaluation process, we believe that, for our non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor’s financial condition has taken place. For our criticized risk-graded loans, we measure the losses based upon the remaining life of the loan. See definition of criticized credits under “Changes in the Formula and Specific Allowances” in this section of MD&A. Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

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

The following table reflects the allowance for loan losses allocated to each respective loan category at period end and as a percentage of the total period end balance of that loan category, as set forth in the “Loans” table on page F-17. For periods prior to 2004, the allowance for loan losses included the allowance for losses on off-balance sheet commitments. As a result, the percentage allocated to each loan by type for 2004, 2005 and 2006 would have been higher absent any other changes affecting the loss factors and risk grades.

	December 31,
(Dollars in thousands)	2002		2003		2004
Commercial, financial, and industrial	$316,273	2.98%	$278,506	3.13%	$182,877	1.84%
Construction	24,900	1.94	16,400	1.49	14,843	1.31
Mortgage:
Residential	1,900	0.03	2,200	0.03	2,900	0.03
Commercial	28,519	0.69	24,756	0.59	83,414	1.54
Total mortgage	30,419	0.29	26,956	0.23	86,314	0.58
Consumer:
Installment	6,400	0.70	3,000	0.37	2,400	0.31
Revolving lines of credit	6,100	0.55	5,300	0.43	2,400	0.15
Total consumer	12,500	0.62	8,300	0.41	4,800	0.20
Lease financing	30,690	3.77	29,800	4.49	27,634	4.54
Total allocated allowance	414,782	1.64	359,962	1.48	316,468	1.09
Unallocated	194,408		172,948		82,688
Total allowance for loan losses	$609,190	2.41%	$532,910	2.19%	$399,156	1.37%

					Increase (Decrease)
					Years Ended December 31,
	December 31,				2006 versus 2005
(Dollars in thousands)	2005		2006		Amount	Percent
Commercial, financial, and industrial	$169,700	1.48%	$150,600	1.16%	$(19,100)	(11)%
Construction	19,800	1.37	34,600	1.59	14,800	75
Mortgage:
Residential	3,400	0.03	3,700	0.03	300	9
Commercial	72,500	1.28	73,600	1.22	1,100	2
Total mortgage	75,900	0.44	77,300	0.42	1,400	2
Consumer:
Installment	1,900	0.21	1,200	0.11	(700)	(37)
Revolving lines of credit	2,000	0.12	1,800	0.13	(200)	(10)
Total consumer	3,900	0.16	3,000	0.12	(900)	(23)
Lease financing	17,200	2.97	6,500	1.12	(10,700)	(62)
Total allocated allowance	286,500	0.87	272,000	0.74	(14,500)	(5)
Unallocated	65,032		59,077		(5,955)	(9)
Total allowance for loan losses	$351,532	1.06%	$331,077	0.90%	$(20,455)	(6)%

Comparison of the Total Allowances and Related Provisions for Credit Losses

At December 31, 2004, 2005, and 2006, our total allowances for credit losses were 338 percent, 744 percent, and 987 percent of total nonaccrual loans, respectively. In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2006, total impaired loans were $27 million and the associated impairment allowance was $3 million, compared with total impaired loans of $59 million and an associated impairment allowance of $13 million at December 31, 2005, and total impaired loans of $88 million and an associated impairment allowance of $24 million at December 31, 2004.

At December 31, 2006, the allowance for losses on off-balance sheet commitments was $81 million, resulting in a $5 million reversal of allowance from the prior year. At December 31, 2005, the allowance for losses on off-balance sheet commitments was $86 million resulting in an increase of $4 million from 2004. Prior to December 31, 2004, the allowance for loan losses included the allowance for losses on off-balance sheet commitments. Funded loans and off-balance sheet commitments are considered together when determining the adequacy of the allowances for credit losses as a whole.

During 2004, 2005, and 2006 there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, except for the following refinements:

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

•       During 2004, 2005, and 2006, changes in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors also affected the assessment of the unallocated allowance.

As a result of management’s assessment of factors, including the credit quality of our loan portfolio, modest growth in the U.S. economy, growth and changes in the composition of the loan portfolio and the potential impact of decreasing fuel costs across the whole economy, offset by the adverse impact of a significant slowdown in the housing market, we recorded a reversal of allowance for loan losses of $5 million in 2006 compared to $51 million in 2005. The refinements we made in the manner in which we segment our allowances for credit losses, as previously described, had no impact on the overall level of the allowances.

The following table sets forth the components of the allowances for credit losses.

				Increase (Decrease)
				December 31, 2006 From:
	December 31,			December 31, 2005
(Dollars in millions)	2004	2005	2006	Amount	Percent
Allocated allowance:
Formula	$361	$356	$347	$(9)	(3)%
Specific	38	17	6	(11)	(65)
Total allocated allowance	399	373	353	(20)	(5)
Unallocated allowance	83	65	59	(6)	(9)
Total allowances for credit losses	$482	$438	$412	$(26)	(6)%

Changes in the Formula and Specific Allowances

The decrease in the formula allowance between December 31, 2005, and December 31, 2006, was due primarily to the impact of a decrease in our loss factors, as well as criticized credits (as defined below), partly offset by the overall growth in the commercial loan portfolio.

The specific allowance decrease from December 31, 2005 to December 31, 2006 was primarily reflective of decreases in nonaccrual loans, as well as lower loss content within nonaccrual loans. At December 31, 2005, the specific allowance decreased from December 31, 2004 primarily due to decreases in nonaccrual loans and the charge offs of certain aircraft leases.

The total allocated allowance includes the allowance for losses related to off-balance sheet exposures such as unfunded commitments and letters of credit.

At December 31, 2006, the allocated portion of the allowances for credit losses included $58 million related to special mention and classified credits (criticized credits), compared to $82 million at December 31, 2005, and $118 million at December 31, 2004. The yearly declines resulted primarily from improving credit quality.  Special mention and classified credits are those that are internally risk graded as “special mention,” “substandard” or “doubtful.”  Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The following table identifies the components of the unallocated allowance and the range of inherent loss.

(Dollars in millions)	December 31, 2004			December 31, 2005			December 31, 2006
Concentration	Commitments(1)	Low	High	Commitments(1)	Low	High	Commitments(1)	Low	High
Real Estate	$7,663	$10	$22	$8,728	$8	$18	$10,183	$8	$20
Fuel Prices	38,472	10	34	43,557	8	34	48,264	3	14
Concentrated Sales	—	—	—	2,175	4	7	2,301	7	12
Contractors	—	—	—	987	3	5	844	5	7
Leasing	615	15	26	586	3	6	591	3	6
Advertising Dependents	—	—	—	—	—	—	1,059	2	4
Retail	1,807	1	3	2,118	1	3	2,416	1	2
Foreign	181	5	10	—	—	—	—	—	—
Power Companies/Utilities	3,611	3	6	—	—	—	—	—	—
Other	1,793	3	5	—	—	—	—	—	—
Total Attributed		$47	$106		$27	$73		$29	$65

(1)                   Includes loans outstanding and unused commitments.

At December 31, 2006, the unallocated allowance declined from December 31, 2005. The reasons for the decrease, and for which an unallocated allowance was warranted, follow.

In our assessment as of December 31, 2006, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

In certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is now captured in the allocated allowance as a result of the previously mentioned refinement in methodology that was instituted during 2004. The following describes the specific conditions we considered.

•       With respect to residential real estate construction, we considered the impact of significant weakness in the residential real estate market.

•       With respect to fuel prices, we considered the decline in the prices of oil and petroleum products experienced during the latter portion of 2006, and the impact across all sectors of the economy.

•       With respect to concentrated sales, we considered the increasing pricing pressures and competition among suppliers to the large ‘big box’ retailers.

•       With respect to contractors, we considered the continued slowdown in the residential construction markets.

•       With respect to leasing, we considered the improving outlook for airlines, which are benefiting from improving fuel pricing and capacity utilization, as well as some weakness in the utilities sector.

•       With respect to advertising dependents, we considered the impact of declining newspaper, radio and television advertising sales revenues and declining newspaper circulation totals.

•       With respect to retailers, we considered mixed sales results especially during the recent holiday period, with retailers reporting modest gains in same store sales, and specific concerns among certain retail segments.

At December 31, 2005, the unallocated allowance declined from December 31, 2004. The reasons for the decrease, and for which an unallocated allowance was warranted, follow.

•       With respect to fuel prices, we considered higher prices of oil and petroleum products that were experienced during the year, and the impact across virtually all sectors of the economy.

•       With respect to residential real estate construction, we considered the impact of increasing commodity prices on builders and weakness in the residential real estate market.

•       With respect to concentrated sales, we considered the risks associated with customer concentration among our retailing customers.

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

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses.

						Increase (Decrease) December 31, 2006 From:
	Years Ended December 31,					December 31, 2005
(Dollars in thousands)	2002	2003	2004	2005	2006	Amount	Percent
Balance, beginning of period	$634,509	$609,190	$532,910	$399,156	$351,532	$(47,624)	(12)%
Loans charged off:
Commercial, financial and industrial	212,675	159,611	70,107	19,962	36,520	16,558	83
Construction	—	—	765	118	—	(118)	(100)
Mortgage	1,591	7,286	43	2,071	336	(1,735)	(84)
Consumer	11,220	9,657	6,397	4,532	3,777	(755)	(17)
Lease financing	19,856	33,032	2,361	19,862	22	(19,840)	(100)
Total loans charged off	245,342	209,586	79,673	46,545	40,655	(5,890)	(13)
Recoveries of loans previously charged off:
Commercial, financial and industrial	34,075	45,822	50,432	47,526	19,135	(28,391)	(60)
Construction	40	—	118	34	—	(34)	(100)
Mortgage	405	150	1,702	73	73	—	—
Consumer	4,436	3,673	1,971	1,716	1,513	(203)	(12)
Lease financing	590	446	1,374	206	4,486	4,280	nm
Total recoveries of loans previously charged off	39,546	50,091	55,597	49,555	25,207	(24,348)	(49)
Net loans charged off (recovered)	205,796	159,495	24,076	(3,010)	15,448	18,458	nm
(Reversal of) provision for loan losses	175,000	72,799	(45,757)	(50,683)	(5,000)	(45,683)	(90)
Foreign translation adjustment and other net additions (deductions)(1)(2)	5,477	10,416	(63,921)	49	(7)	(56)	nm
Ending balance of allowance for loan losses(2)	$609,190	$532,910	$399,156	$351,532	$331,077	$(20,455)	(6)
Allowance for losses on off-balance sheet commitments(2)	—	—	82,375	86,375	81,374	(5,001)	(6)
Allowances for credit losses	$609,190	$532,910	$481,531	$437,907	$412,451	$(25,456)	(6)
Allowances for credit losses to total loans	2.41%	2.19%	1.65%	1.32%	1.12%
(Reversal of) provision for credit losses to net loans charged off (recovered)	85.04	45.64	(190.05)	nm	(32.37)
Net loans charged off (recovered) to average total loans	0.84	0.64	0.09	(0.01)	0.04

(1)                   Includes $5.7 million related to the Business Bancorp acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004. Also includes $10.3 million related to the Monterey Bay Bank acquisition in 2003, $2.8 million for the Valencia Bank & Trust acquisition and $2.4 million for the First Western Bank acquisition, both acquired in 2002.

(2)                   On December 31, 2004, UnionBanCal Corporation transferred the allowance related to off-balance sheet commitments of $82.4 million from allowance for loan losses to other liabilities. Prior periods have not been restated.

nm - not meaningful

Total loans charged off in 2004, 2005 and 2006, decreased from each prior year, primarily from improvements in loan quality. Lease charge offs in 2004 and 2005 related primarily to several commercial aircraft leases. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

Loan recoveries in 2006 decreased from 2005, which included a single large commercial loan recovery in 2005 totaling over $9 million. Loan recoveries in 2004 and 2005 were relatively constant. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

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

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

						Increase (Decrease) December 31, 2006 From:
	December 31,					December 31, 2005
(Dollars in thousands)	2002	2003	2004	2005	2006	Amount	Percent
Commercial, financial and industrial	$276,415	$190,404	$58,538	$50,073	$7,552	$(42,521)	(84.9)%
Construction	—	—	2,622	—	—	—	—
Mortgage—Commercial	23,980	38,354	26,519	8,819	19,187	10,368	nm
Lease financing	36,294	51,603	54,894	—	15,047	15,047	nm
Total nonaccrual loans	336,689	280,361	142,573	58,892	41,786	(17,106)	(29.0)
Foreclosed assets	715	5,689	7,282	2,753	579	(2,174)	(79.0)
Total nonperforming assets	$337,404	$286,050	$149,855	$61,645	$42,365	$(19,280)	(31.3)
Allowances for credit losses(1)	$609,190	$532,910	$481,531	$437,907	$412,451	$(25,456)	(5.8)%
Nonaccrual loans to total loans	1.33%	1.15%	0.49%	0.18%	0.11%
Allowances for credit losses to nonaccrual loans	180.94	190.08	337.74	743.58	987.06
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	1.34	1.17	0.51	0.19	0.12
Nonperforming assets to total assets	0.84	0.67	0.31	0.12	0.08

(1)                   Includes allowance for losses related to off-balance sheet commitments.

nm - not meaningful

The decrease in nonaccrual loans from December 2005 to December 2006 was primarily due to pay-downs, charge offs, resumption to accrual status and loan sales. During 2006, we sold approximately $26 million of nonperforming loans compared to approximately $45 million in 2005, which reduced our credit exposures. Losses from these sales were reflected in our charge offs.

The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.

						Increase (Decrease) December 31, 2006 From:
	December 31,					December 31, 2005
(Dollars in thousands)	2002	2003	2004	2005	2006	Amount	Percent
Commercial, financial and industrial	$1,705	$893	$1,315	$187	$3,085	$2,898	nm
Construction	679	—	—	677	—	(677)	(100.0)%
Mortgage:
Residential	3,211	1,878	1,385	2,784	2,359	(425)	(15.3)
Commercial	506	—	—	499	2,155	1,656	nm
Total mortgage	3,717	1,878	1,385	3,283	4,514	1,231	37.5
Consumer and other	2,072	1,123	1,157	819	1,706	887	nm
Total loans 90 days or more past due and still accruing	$8,173	$3,894	$3,857	$4,966	$9,305	$4,339	87.4%

nm - not meaningful

Interest Foregone

If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were, but are no longer on nonaccrual) had been accrued under their original terms, we would have recognized $5.7 million of interest income in 2006.

After designation as a nonaccrual loan, we recognized interest income on a cash basis of $16.4 million and $3.6 million for loans that were on nonaccrual status at December 31, 2005 and 2006, respectively.

Securities

Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk, and liquidity. At December 31, 2006, approximately 99 percent of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Annual Report.

Analysis of Securities Available for Sale

The following table shows the remaining contractual maturities and expected yields of the securities available for sale based upon amortized cost at December 31, 2006. The fair value of our securities available for sale portfolio at December 31, 2005 was $8.2 billion compared to $8.8 billion at December 31, 2006.

Included in our securities available for sale portfolios at December 31, 2005 and 2006 were securities used for Asset and Liability Management (ALM) purposes of $6.4 billion and $6.6 billion, respectively. These securities had an expected weighted average maturity of 3.0 years and 2.8 years, respectively.

Securities Available For Sale

	Maturity
			Over One Year		Over Five Years
	One Year		Through		Through		Over		Total
	or Less		Five Years		Ten Years		Ten Years		Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$60,060	4.15%	$—	—%	$—	—%	$—	—%	$60,060	4.15%
Other U.S. government	450,887	3.57	300,749	4.36	—	—	—	—	751,636	3.89
Mortgage-backed securities(1)(2)	528	6.69	6,426	6.05	1,593,820	4.22	4,143,314	4.75	5,744,088	4.60
State and municipal	4,855	4.37	9,011	7.39	16,948	4.87	28,041	4.54	58,855	5.06
Asset-backed and debt securities	—	—	124,689	3.83	819,422	6.41	1,266,872	5.91	2,210,983	5.98
Equity securities(3)	—	—	—	—	—	—	—	—	23,007	—
Foreign securities	86	3.65	1,235	4.64	—	—	—	—	1,321	4.58
Total securities available for sale	$516,416	3.65%	$442,110	4.30%	$2,430,190	4.96%	$5,438,227	5.02%	$8,849,950	4.87%

(1)                   The remaining contractual maturities of mortgage-backed securities were allocated assuming no prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life because borrowers have the right to repay their obligations at any time.

(2)                   See discussion of expected duration in “Quantitative and Qualitative Disclosures About Market Risk.”

(3)                   Equity securities do not have a stated maturity and are included in the total column only.

Loan Maturities

The following table presents our loans by contractual maturity except for loans held for sale, which are presented based on the period when the sale is expected to take place.

	December 31, 2006
		Over
		One Year
	One Year	Through	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial, financial and industrial	$3,321,299	$7,772,637	$1,850,835	$12,944,771
Construction	977,544	1,159,877	38,124	2,175,545
Mortgage:
Residential	456,976	14,034	11,872,782	12,343,792
Commercial	332,640	1,575,360	4,120,242	6,028,242
Total mortgage	789,616	1,589,394	15,993,024	18,372,034
Consumer:
Installment	8,431	82,155	1,046,815	1,137,401
Revolving lines of credit	1,244,472	153,599	3,102	1,401,173
Total consumer	1,252,903	235,754	1,049,917	2,538,574
Lease financing	1,113	40,729	539,361	581,203
Total loans held to maturity	6,342,475	10,798,391	19,471,261	36,612,127
Total loans held for sale	59,596	—	—	59,596
Total loans	$6,402,071	$10,798,391	$19,471,261	$36,671,723
Allowance for loan losses				331,077
Loans, net				$36,340,646
Total fixed rate loans due after one year				$7,128,091
Total variable rate loans due after one year				23,141,561
Total loans due after one year				$30,269,652

Time Deposits of $100,000 and Over

The following table presents domestic time deposits of $100,000 and over by maturity.

December 31,
(Dollars in thousands)	2006
Three months or less	$5,366,136
Over three months through six months	562,609
Over six months through twelve months	302,526
Over twelve months	116,502
Total domestic time deposits of $100,000 and over	$6,347,773

We offer certificates of deposit and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are offered to customers, both public and private, who have done business with us for an extended period. Based on our historical experience, we expect that as these deposits mature, the majority will continue to be renewed at market rates of interest.

Borrowed Funds

The following table presents information on our borrowed funds.

	December 31,
(Dollars in thousands)	2004	2005	2006
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 1.90%, 3.97% and 5.18% at December 31, 2004, 2005 and 2006, respectively(1)	$587,249	$651,529	$1,083,927
Commercial paper, with weighted average interest rates of 1.69%, 3.60%, and 4.99% at December 31, 2004, 2005 and 2006, respectively	824,887	680,027	1,661,163
Other borrowed funds, with weighted average interest rates of 4.25%, 4.05% and 5.12% at December 31, 2004, 2005 and 2006, respectively	172,549	134,485	432,401
Total borrowed funds	$1,584,685	$1,466,041	$3,177,491
Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$739,386	$2,285,569	$1,083,927
Average balance during the year	596,997	898,107	701,614
Weighted average interest rate during the year(1)	1.25%	2.88%	4.80%
Commercial paper:
Maximum outstanding at any month end	$855,334	$1,390,504	$1,859,747
Average balance during the year	620,053	1,086,088	1,582,226
Weighted average interest rate during the year	1.11%	2.92%	4.74%
Other borrowed funds:
Maximum outstanding at any month end	$212,371	$286,342	$794,701
Average balance during the year	162,424	168,220	294,977
Weighted average interest rate during the year	3.00%	3.75%	5.20%

(1)                   Weighted average interest rates provided relate to external funding and do not reflect earnings on net funding to discontinued operations. For further information, see Note 2 to our Consolidated Financial Statements included in this Annual Report.

Capital Adequacy, Dividends and Share Repurchases

Capital Adequacy and Capital Management

We strive to maintain strong capital levels, to use capital effectively, and to return excess capital to our stockholders.

We have historically maintained capital levels in excess of those levels required by bank regulators and above industry averages. Strong capital improves our ability to absorb unanticipated losses and contributes to higher ratings by bank regulatory agencies and credit rating agencies.

We strive to use our capital effectively, with our first priority to support our long-term growth and strategic positioning. Capital is used to fund loan growth and other balance sheet growth, to reinvest in our core businesses, and to fund strategic acquisitions. Capital is also employed to pay a competitive dividend to our stockholders and to periodically increase the dividend. When we possess capital in excess of core business and dividend requirements, we often employ some of that excess capital to repurchase common stock.

Our primary source of capital is net income. In addition, we have generated capital from common stock issued in connection with acquisitions, from common stock issued in connection with employee stock option exercises, to the extent that amounts were not recognized in net income, and from the net proceeds of asset sales and business divestitures.

We are subject to minimum capital requirements at both the bank and holding company levels, as defined by our bank regulators. We have historically maintained capital levels well above the minimum thresholds and, where applicable, in excess of the thresholds established by the banking regulators to identify “well-capitalized” institutions.

In addition, we monitor a variety of US GAAP capital measures and hybrid capital measures to maintain capital levels consistent with our goals. These measures include the tangible common equity ratio and various capital metrics favored by the major credit rating agencies. We analyze these ratios relative to our current financial position, our projected financial position, and peer banks. Our current strategic target for the tangible common equity ratio is 7 percent to 8 percent.

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

						Minimum
	December 31,					Regulatory
(Dollars in thousands)	2002	2003	2004	2005	2006	Requirement
Capital Components
Tier 1 capital	$3,667,237	$3,747,884	$3,817,698	$4,178,160	$4,333,865
Tier 2 capital	573,858	936,189	968,294	876,713	1,509,338
Total risk-based capital	$4,241,095	$4,684,073	$4,785,992	$5,054,873	$5,843,203
Risk-weighted assets	$32,811,441	$33,133,407	$39,324,859	$45,540,448	$49,904,203
Quarterly average assets	$37,595,002	$41,506,828	$47,168,683	$49,789,877	$51,353,681
Capital Ratios
Total risk-based capital	12.93%	14.14%	12.17%	11.10%	11.71%	8.0%
Tier 1 risk-based capital	11.18	11.31	9.71	9.17	8.68	4.0
Leverage ratio(1)	9.75	9.03	8.09	8.39	8.44	4.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

We and the Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We both are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio).

The increase in the Total capital ratio from December 31, 2005 was due to an increase in our total risk-based capital, which resulted from our net income and the Bank’s issuance of $700 million of subordinated notes in May 2006, less dividends and stock repurchases, partially offset by an increase in risk-weighted assets stemming from growth in our loan portfolio and unfunded commitments. The decrease in the Tier 1 capital ratio is primarily due to the $4.4 billion growth in risk-weighted assets at December 31, 2006. There was no impact on capital ratios as a result of the adoption of SFAS No. 158.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as “well-capitalized.” This means that the Bank met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the leverage ratio.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk exists primarily in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables and to ensure the Bank has adequate sources of liquidity. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time and capital stability. During 2006, the Bank’s structure for governing market risk was enhanced by expanding the involvement of Executive Management in the process.

The Board of Directors, through its Finance and Capital Committee, approves our Asset and Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market risk and guides our investment and derivatives activities. The ALM Policy establishes the Bank’s risk tolerance guidelines by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes guidelines for reporting market risk, and requires independent review and oversight of market risk activities.

In an effort to ensure that the Bank has an effective process to identify, measure, monitor and manage market risk, the ALM Policy requires the Bank to establish an Asset Liability Management Committee (ALCO), which is comprised of the members of the CEO Forum and the Treasurer. ALCO provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return stance for the Bank and by approving the investment, derivatives, and trading policies that govern the Bank’s activities. ALCO is also responsible for ongoing management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities, and wholesale funding.

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

Interest Rate Risk Management (Other Than Trading)

ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) and of Economic Value of Equity (EVE) to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the policy risk measure to incorporate the effect of certain non-interest income and expense items related to these deposits that are nevertheless sensitive to changes in interest rates. NII, so adjusted, is termed Economic NII. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted (“Economic”) and an unadjusted (“Accounting”) basis over various time horizons and in response to a variety of interest rate changes.

Our NII policy measure involves a simulation of “Earnings-at-Risk” (EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on earnings over a 12-month horizon, given our projected balance sheet profile. We measure and monitor our interest rate risk profile using two calculations of EaR: Accounting NII-at-Risk and Economic NII-at-Risk, the latter adjusted for the non-interest items described above. Under the policy limits, the negative change in simulated Economic NII in either the up or down 200 basis point shock scenarios may not, except on a temporary basis, exceed 4 percent of Economic NII as measured in the no interest rate change base case scenario.

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

During 2006, our interest rate risk shifted from asset sensitive to a neutral to slightly liability sensitive profile primarily as a result of trends in our unhedged, core balance sheet including wholesale funding replacing declining deposit balances and continued deposit pricing pressure. During 2006, we added $2.2 billion of new floor hedges, net of maturities, to reduce our downside asset-sensitivity (see our discussion of “ALM Derivatives” below). We also added $700 million notional amount of interest rate swaps to convert the Bank’s $700 million fixed rate debt issuance in 2006 to a floating rate. Additionally, refinements to our deposit price sensitivity model continued to reduce our asset sensitivity.

At December 31, 2006, Economic Net Interest Income (NII) sensitivity was neutral to slightly liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.37 percent, while a similar downward shift would increase it by 1.09 percent. This compares with an estimated 0.93 percent increase and 1.97 percent decrease, respectively, at December 31, 2005. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of

Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is more asset sensitive than is Economic NII.

Economic NII

	December 31,	December 31,
(Dollars in millions)	2005	2006
+200 basis points	$18.9	$(7.0)
as a percentage of base case NII	0.93%	(0.37)%
-200 basis points	$(40.2)	$20.5
as a percentage of base case NII	(1.97)%	1.09%

The figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this approach provides the best representation of our risk profiles.

In the case of non-parallel yield curve changes, our Economic NII is liability sensitive to changes in short-term rates (with long-term rates held constant) and asset sensitive to changes in long-term rates (with short-term rates held constant). In other words, our Economic NII will benefit from curve steepening with short rates dropping and will contract from the curve further inverting with long rates dropping.

In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO guidelines. Our EVE-at-Risk at December 31, 2006, reflects a lower risk exposure to falling rates than 2005. Additionally, our EVE-at-Risk shows a smaller risk exposure to rising rates than the risk exposure to falling rates.

We believe that, together, our NII and EVE simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results and value profile to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, our simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated results will differ to the extent there are variances between actual and assumed interest rate changes, balance sheet volumes, and management strategies, among other factors. Key underlying assumptions include prepayment speeds on mortgage-related assets, changes in market conditions, loan volume and pricing, deposit sensitivity, customer preferences and cash flows and maturities of derivative financial instruments.

ALM Activities

During 2006, our unhedged, core balance sheet became significantly less asset sensitive compared to 2005. However, at December 31, 2006, the core balance sheet continues to be slightly asset sensitive meaning that the current mix of assets reprices slightly faster than our current mix of liabilities. The change in the risk profile of the core balance sheet resulted primarily from an increased deposit pricing sensitivity during the year, a decline in core deposit balances and an increased asset growth funded by proportionally more short-term wholesale liabilities. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During 2006, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

ALM Securities

At December 31, 2005 and 2006, our available for sale securities portfolio included $6.4 billion and $6.6 billion, respectively, of securities for ALM purposes. At December 31, 2006, approximately $2.7 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2006, we purchased approximately $2.0 billion of securities, which included the impact of our portfolio rebalancing strategy completed in the first quarter of 2006. Approximately $1.7 billion of ALM securities matured or were called during 2006. The composition of the portfolio is expected to remain relatively stable in 2007. Based on current prepayment projections, the estimated ALM portfolio effective duration was 2.1 at December 31, 2006, compared to 2.2 at December 31, 2005.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.1 suggests an expected price change of approximately minus 2.1 percent for an immediate 1.0 percent increase in interest rates.

ALM Derivatives

During 2006, the ALM derivatives portfolio increased by a net $700 million notional amount, as $4.1 billion of notional amount contracts were purchased, offset partially by maturities of $3.4 billion notional. The derivatives purchased in 2006 are comprised of $3.4 billion notional amount of LIBOR floor contracts and $700 million notional amount of receive fixed interest rate swaps in order to moderate the downside asset-sensitivity of our overall risk position. The $700 million in new receive fixed interest rate swaps were purchased to convert to a floating rate the $700 million principal amount of ten-year, fixed-rate subordinated notes issued under the Bank Note program described under “Liquidity Risk” below.

The fair value of the ALM derivative contracts increased with the purchase of new derivative contracts during the year and with the maturity or decline in the remaining maturity of several “out-of-the-money” interest rate swap contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 19 to our Consolidated Financial Statements included in this Annual Report.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of December 31, 2004, 2005 and 2006 and the change in fair value between December 31, 2005 and 2006.

				Increase / (Decrease)
	December 31,			From December 31, 2005
(Dollars in thousands)	2004	2005	2006	to December 31, 2006
Total gross notional amount of positions held for purposes other than trading:	$9,880,000	$7,550,000	$8,250,000	$700,000
Of which, interest rate swaps pay fixed rates of interest:	—	—	—	—
Fair value of positions held for purposes other than trading:
Gross positive fair value	45,435	5,721	44,720	38,999
Gross negative fair value	15,462	55,943	37,682	(18,261)
Positive (Negative) Fair value of positions, net	$29,973	$(50,222)	$7,038	$57,260

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

We believe that the risks associated with these positions are conservatively managed. We utilize a combination of position limits and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Our Market Risk Monitoring group prepares daily reports for broad distribution on positions, profit and loss, and mark-to-market valuations. Summary versions of these reports go to senior management on a daily or weekly basis and to ALCO on a monthly basis. Positions are controlled and reported both in notional and Value-at-Risk (VaR) terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within limits well below the maximum limit established by Board policy for total trading positions at 0.5 percent of stockholders’ equity. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

The following table sets forth the average, high and low VaR for our trading activities for the years ended December 31, 2005 and 2006. The increase in the FX VaR is due to the impact of the tax accounting treatment for overseas branch allocations of the gain from the sale of the International Banking Group and the holdings of the Yen, Won and Taiwanese Dollar.

	December 31, 2005			December 31, 2006
	Average	High	Low	Average	High	Low
(Dollars in thousands)	VaR	VaR	VaR	VaR	VaR	VaR
Foreign exchange	$177	$533	$53	$3,590	$6,774	$93
Securities	384	720	215	528	986	209

Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. We take inter-bank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio.  Similarly, we continue to generate most of our securities trading income from customer-related transactions.

Our interest rate derivative contracts included, as of December 31, 2006, approximately $5.1 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk on all customer transactions.

We market energy derivatives contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. Volume increased from $1.5 billion in notional amount of contracts outstanding at December 31, 2005 to $3.3 billion notional amount at December 31, 2006. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. For additional discussion of derivative instruments, see Note 19 to our Consolidated Financial Statements included in this Annual Report.

Liquidity Risk

Liquidity risk is the undue risk to the Bank’s earnings and capital, which would result from the Bank’s inability to meet its obligations as they come due without incurring unacceptable costs. The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO. Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits, asset liquidation, including securities sold under repurchase agreements, and wholesale funding, which includes funds raised from interbank and other sources, both domestic and offshore. The Treasurer is responsible for operating management of liquidity through the funding and investment functions of Corporate Treasury. ALCO also maintains a Liquidity Contingency Plan, the objective of which is to identify actions to be taken to ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank’s normal funding activities.

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $34.5 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average common stockholders’ equity, funded over 78 percent of average total assets of approximately $50 billion in 2006. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At December 31, 2006, we could have sold or transferred under repurchase agreements approximately $4.5 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $0.9 billion in 2006. Additional liquidity may be provided through loan maturities and sales.

In 2006, Union Bank of California initiated a $4 billion Bank Note program and issued $700 million principal amount of ten-year, fixed rate subordinated notes leaving $3.3 billion of funding available for issuance of debt securities. In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the Securities and Exchange Commission (SEC) permitting ready access to the public debt markets. As of December 31, 2006, $600 million of debt or other securities were available for issuance under this shelf registration. These sources, in addition to our core deposit and equity capital, provide a stable funding base, although we do not have firm commitments in place to sell securities under the note program or the shelf registration. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are directly impacted by our credit ratings. The following table provides our credit ratings as of December 31, 2006.

		Union Bank of	UnionBanCal
		California, N.A.	Corporation
Standard & Poor’s	Long-term	A+	A
	Short-term	A-1	A-1
Moody’s	Long-term	A1	A2
	Short-term	P-1	P-1
Fitch	Long-term	A+	A+
	Short-term	F1	F1

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

The following table presents, as of December 31, 2006, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 9 to our Consolidated Financial Statements included in this Annual Report, and accrued interest payable, which is not significant. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments.

	December 31, 2006
		Over	Over
		One Year	Three Years
	One Year	through	through	Over Five
(Dollars in thousands)	or less	Three Years	Five Years	Years	Total
Time deposits	$9,189,533	$304,842	$81,857	$3,636	$9,579,868
Long-term debt	200,000	—	—	1,100,000	1,300,000
Junior subordinated debt payable to subsidiary grantor trust	—	—	—	13,000	13,000
Other long-term liabilities
Operating leases (premises)	54,270	102,922	79,890	88,120	325,202
Purchase obligations	34,602	27,531	—	—	62,133
Total debt and operating leases	$9,478,405	$435,295	$161,747	$1,204,756	$11,280,203

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

The following table presents our significant commitments to fund as of December 31, 2006.

	December 31,
(Dollars in thousands)	2005	2006
Commitments to extend credit	$20,287,320	$22,738,185
Standby letters of credit	3,549,389	3,574,934
Commercial letters of credit	98,375	59,254
Commitments to fund principal investments	110,150	87,413

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. At December 31, 2006, the carrying value of our standby and commercial letters of credit totaled $6.7 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on our consolidated balance sheet. In addition, at December 31, 2006, our maximum exposure to loss for standby and commercial letters of credit related to discontinued operations had declined to $0.1 million, with no corresponding carrying value of these standby and commercial letters of credit.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. We issue commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

We are fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, we guarantee the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over an eleven-year weighted average period. Additionally, we receive project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce our ultimate exposure to loss. As of December 31, 2006, our maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $146.7 million. We maintain a reserve of $6.0 million for these guarantees.

We have guarantees that obligate us to perform if our affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by Union Bank of California, N.A. for an affiliate’s commercial paper program is done in order to facilitate the sale of the commercial paper. As of December 31, 2006, we had a maximum exposure to loss under the commercial paper program guarantee of $1.7 billion. Our guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. We guarantee our subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, we have no material obligation to be satisfied. As of December 31, 2006, we had no exposure to loss for these agreements.

We conduct securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion and $2.2 billion at December 31, 2005 and 2006, respectively. The market value of the associated collateral was $2.0 billion and $2.3 billion at December 31, 2005 and 2006, respectively.

We occasionally enter into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. We become liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2006, the maximum exposure to loss under these contracts totaled $10.0 million. At December 31, 2006, we maintained a reserve of $0.1 million for losses related to these guarantees.

Business Segments

During 2006, we formally reorganized our operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. We believe that this new organizational structure will enhance our focus on target markets and enterprise wide sales and service. The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The tables that follow reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses’ financial condition and results of operations as if they were independent entities. In 2006, we changed our reporting to reflect a “market view” perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.” The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Retail Banking					Wholesale Banking
	As of and for the Year			2006 vs. 2005		As of and for the Year			2006 vs. 2005
	Ended December 31,			Increase/(decrease)		Ended December 31,			Increase/(decrease)
	2004	2005	2006	Amount	Percent	2004	2005	2006	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$718,019	$890,400	$948,356	$57,956	7%	$812,866	$997,414	$1,039,706	$42,292	4%
Noninterest income (expense)	465,139	487,725	520,736	33,011	7	417,794	432,304	417,757	(14,547)	(3)
Total revenue	1,183,158	1,378,125	1,469,092	90,967	7	1,230,660	1,429,718	1,457,463	27,745	2
Noninterest expense (income)	851,537	911,218	976,091	64,873	7	570,657	638,240	679,437	41,197	6
Credit expense (income)	24,017	25,649	25,416	(233)	(1)	118,351	106,480	95,229	(11,251)	(11)
Income from continuing operations before income taxes	307,604	441,258	467,585	26,327	6	541,652	684,998	682,797	(2,201)	0
Income tax expense (income)	117,658	168,781	178,851	10,070	6	179,900	233,184	224,225	(8,959)	(4)
Income from continuing operations	189,946	272,477	288,734	16,257	6	361,752	451,814	458,572	6,758	1
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	na	—	—	—	—	na
Net income (loss)	$189,946	$272,477	$288,734	$16,257	6	$361,752	$451,814	$458,572	$6,758	1
Average balances (dollars in millions):
Total loans(1)	$11,808	$14,234	$15,683	$1,449	10	$13,997	$17,153	$19,993	$2,840	17
Total assets	12,706	15,131	16,538	1,407	9	17,014	21,260	24,688	3,428	16
Total deposits(1)	18,972	19,833	18,993	(840)	(4)	16,469	18,392	18,450	58	0
Financial ratios:
Risk adjusted return on capital	34%	45%	44%			21%	23%	22%
Return on average assets	1.49	1.80	1.75			2.13	2.13	1.86
Efficiency ratio(2)	71.97	66.12	66.44			46.28	45.04	47.67

	Other					Reconciling Items
	As of and for the Year			2006 vs. 2005		As of and for the Year
	Ended December 31,			Increase/(decrease)		Ended December 31,
	2004	2005	2006	Amount	Percent	2004	2005	2006
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$94,640	$(45,480)	$(140,247)	$(94,767)	208%	$(1,509)	$(3,220)	$(9,660)
Noninterest income (expense)	87,773	(48,419)	13,409	61,828	128	(57,883)	(66,823)	(73,403)
Total revenue	182,413	(93,899)	(126,838)	(32,939)	(35)	(59,392)	(70,043)	(83,063)
Noninterest expense (income)	83,361	95,208	74,724	(20,484)	(22)	(31,966)	(37,420)	(43,964)
Credit expense (income)	(188,020)	(182,580)	(125,550)	57,030	31	(105)	(232)	(95)
Income from continuing operations before income taxes	287,072	(6,527)	(76,012)	(69,485)	(1,065)	(27,321)	(32,391)	(39,004)
Income tax expense (income)	111,825	(32,877)	(116,534)	(83,657)	(254)	(10,450)	(12,390)	(14,919)
Income from continuing operations	175,247	26,350	40,522	14,172	54	(16,871)	(20,001)	(24,085)
Income (loss) from discontinued operations, net of income taxes	22,460	132,293	(10,747)	(143,040)	(108)	—	—	—
Net income (loss)	$197,707	$158,643	$29,775	$(128,868)	(81)	$(16,871)	$(20,001)	$(24,085)
Average balances (dollars in millions):
Total loans(1)	$258	$85	$49	$(36)	(42)	(15)	(20)	(21)
Total assets	13,459	11,246	8,791	(2,455)	(22)	(20)	(26)	(25)
Total deposits(1)	594	1,446	3,255	1,809	125	(28)	(127)	(577)
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	na	na	na
Efficiency ratio(2)	na	na	na

	UnionBanCal
	Corporation
	As of and for the Year			2006 vs. 2005
	Ended December 31,			Increase/(decrease)
	2004	2005	2006	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$1,624,016	$1,839,114	$1,838,155	$(959)	0%
Noninterest income (expense)	912,823	804,787	878,499	73,712	9
Total revenue	2,536,839	2,643,901	2,716,654	72,753	3
Noninterest expense (income)	1,473,589	1,607,246	1,686,288	79,042	5
Credit expense (income)	(45,757)	(50,683)	(5,000)	45,683	90
Income from continuing operations before income taxes	1,109,007	1,087,338	1,035,366	(51,972)	(5)
Income tax expense (income)	398,933	356,698	271,623	(85,075)	(24)
Income from continuing operations	710,074	730,640	763,743	33,103	5
Income (loss) from discontinued operations, net of income taxes	22,460	132,293	(10,747)	(143,040)	(108)
Net income (loss)	$732,534	$862,933	$752,996	$(109,937)	(13)
Average balances (dollars in millions):
Total loans(1)	$26,048	$31,452	$35,704	$4,252	14
Total assets	43,159	47,611	49,992	2,381	5
Total deposits(1)	36,007	39,544	40,121	577	1
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	1.65%	1.53%	1.53%
Efficiency ratio(2)	57.95	60.75	62.67

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

na = not applicable

Retail Banking

Retail Banking provides financial products including credit, deposit, trust, investment management and risk management delivered through our branches, relationship managers, private bankers and trust administrators, to individuals, small businesses and institutional clients. Retail banking is focused on executing a segment based strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets. While the primary focus of Retail Banking’s segment based strategy is deposit growth, an additional focus continues to be consumer and small business loan generation.

During 2006, net income of Retail Banking increased by 6 percent, compared to 2005, reflecting this segment’s continued focus on attracting consumer and small business deposits and growing the consumer asset portfolio. Net interest income increased by 7 percent during 2006, compared to 2005, primarily due to higher transfer pricing credits received on deposits.

Asset growth for 2006 primarily reflects an increased emphasis on real estate-secured loans and a network of residential real estate brokers. Additionally, the focus on home equity loans and more effective cross-selling efforts have led to an overall growth in consumer loans.

Average total deposits declined 4 percent in 2006, compared to 2005 primarily from increased competition for interest bearing deposits. Despite the 2006 decline in average deposits, Retail Banking’s customer segmentation strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, created from new and acquired branches, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

Of the 7 percent increase in noninterest income for 2006, compared to 2005, trust fees contributed 4 percent of the growth, primarily due to growth in trust assets and a refinement in accrual methodology. In addition, deposit and interchange fees contributed 1 percent to the increase.

The 7 percent increase in noninterest expenses during 2006, compared to 2005, was mainly due to higher staff expenses, as well as higher compliance related activities.

Retail Banking   is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

•       Retail Banking Branches serves its customers through 317 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 102 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers also access our services 24 hours a day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

Retail Banking Branches is organized geographically. We serve our customers in the following ways:

—              through conveniently located banking branches, which serve consumers and businesses with checking and deposit services, as well as various types of consumer financing and investment services;

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

Through alliances with other financial institutions, Consumer Asset Management offers additional products and services, such as credit cards and merchant bank cards.

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

During 2006, net income of Wholesale Banking increased by 1 percent, compared to 2005, due to higher net interest income partially offset by lower noninterest income and higher noninterest expense. Net interest income increased by 4 percent during 2006, compared to the same period in 2005, primarily due to higher transfer pricing credits received on deposits and continued strong growth in loans.

During 2006, average loans increased by 17 percent, compared to 2005. This was primarily due to increased commercial loan demand in the oil and gas and national corporate segments, as well as the California middle market. The construction loan portfolio also increased due to increased demand for residential construction projects with apartment financing representing the largest component.

Noninterest income decreased by 3 percent in 2006, compared to 2005, primarily due to lower deposit fees resulting from higher earnings credit rates on deposit balances. The increase in noninterest expense in 2006, compared to 2005, was mainly due to higher salaries and performance-related incentive expense, including the impact of stock options and restricted stock expenses, which prior to 2006 were not included in results of the business units.

Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. Commercial Deposit and Treasury Management Division provides processing services, including services such as Automated Clearing House (ACH), check processing, and cash vault services.

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

•       the Capital Markets Division, which provides financing to middle-market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services;

•       Global Markets serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California;

•       Insurance Services products are sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc. UBOC Insurance, Inc. is a subsidiary of Union Bank of California; and

•       Pacific Rim Corporate Group offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

Other

Net income decreased by $128.9 million in 2006 over the same period in 2005 due to lower net interest income primarily related to the net impact of funds transfer pricing and lower income from the ALM derivatives portfolio, the lower credit to loan loss provision in 2006 compared to 2005 and the $147.4 million after-tax gain on sale of our correspondent banking business in 2005. The decrease was partially offset by higher noninterest income resulting from a $50 million loss on the sale of government agency securities in 2005.

“Other” includes the following items:

•       the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

•       Corporate Treasury, which is responsible for our ALM, wholesale funding, and the ALM Investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. (For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk”);

•       the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP and earnings associated with unallocated equity capital;

•       the residual costs of support groups;

•       corporate activities that are not directly attributable to one of the two business segments. Included in this category are certain other items such as the results of operations of certain non-bank subsidiaries of UnionBanCal and the elimination of the fully taxable-equivalent basis amount;

•       the discontinued operations resulting from the sale of our international correspondent banking business; and

•       the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates.

The 2006 financial results were impacted by the following factors:

•       net interest income is the result of differences between the net interest income earned by UnionBanCal and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) declined $94.8 million to ($140.2) million compared to 2005 primarily due to the net impact of changes in transfer pricing rates and lower income (higher expenses) from the ALM derivatives portfolios as market rates increased;

•       credit expense (income) of ($125.6) million was due to the difference between the $5.0 million reversal of allowance for loan losses calculated under our US GAAP methodology and the $120.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income of $13.4 million;

•       noninterest expense of $74.7 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

•       income tax expense (income) of ($116.5) million was due to the difference between the $271.6 million or a 26.23 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $388.1 million using the RAROC effective rate;

•       loss from discontinued operations of $10.7 million.

The 2005 financial results were impacted by the following factors:

•       net interest income declined $140.1 million primarily as a result of the net impact of changes in transfer pricing rates over the prior year as market rates increased;

•       credit expense (income) of ($182.6) million was due to the difference between the $50.7 million reversal of provision for loan losses calculated under our US GAAP methodology and the $131.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income (expense) of ($48.4) million includes a $50.1 million loss on the sale of government agency securities resulting from restructuring our securities portfolio in 2005;

•       noninterest expense of $95.2 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments; and

•       income from discontinued operations, net of taxes of $132.3 million, included the after-tax gain on the sale of our international correspondent banking business of $147.4 million.

Regulatory Matters

In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International’s Bank Secrecy Act and anti-money laundering controls and processes. Union Bank of California International, a wholly owned subsidiary of Union Bank of California, N.A., and an Edge Act subsidiary, is limited to engaging in international banking activities, most of which were sold in October 2005. We expect to dissolve this subsidiary in the first quarter of 2007. Although the principal business activities of this subsidiary have been sold, we remain legally responsible for resolving the issues raised by the Federal Reserve Bank of New York.

In March 2005, Union Bank of California entered into a memorandum of understanding with the Office of the Comptroller of the Currency, which requires Union Bank of California to strengthen its Bank Secrecy Act and anti-money laundering controls and processes. During 2006, we continued the process of strengthening those controls and processes. The memorandum of understanding remains in effect at the time of this Annual Report on Form 10-K.

Management is committed to resolving the issues raised by the regulators and continues to take actions it believes to be appropriate to achieve this objective. However, our actions are subject to ongoing review and evaluation, the results of which may include further regulatory action. We cannot assure that the actions we have taken will be sufficient to prevent further regulatory action relating to this subject.

In December 2006, Mitsubishi UFJ Financial Group, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and its wholly owned subsidiary, Bank of Tokyo-Mitsubishi UFJ Trust Company, entered into a series of agreements with the FDIC, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of New York and the New York State Banking Department, which require a strengthening of their Bank Secrecy Act and anti-money laundering controls and processes.

Until resolved, these pending regulatory matters, or any future regulatory actions concerning the Bank Secrecy Act or anti-money laundering controls and processes, may adversely affect UnionBanCal Corporation’s and Union Bank of California’s ability to obtain regulatory approvals for future initiatives, including acquisitions. Also, any future regulatory actions relating to noncompliance or repeat violations could result in the imposition of fines or penalties, which could be substantial.

The SEC is conducting an inquiry regarding certain practices related to our mutual fund activities. The inquiry concerns the use of a portion of the fees received under an agreement from the HighMark Funds by an unaffiliated administrator to pay expenses related to the marketing and distribution of fund shares. The HighMark Funds is a family of mutual funds managed by HighMark Capital Management, Inc., the investment management subsidiary of Union Bank of California. We are cooperating with this inquiry.

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(Dollars in thousands, except per share data)	2004	2005	2006
Interest Income
Loans	$1,366,970	$1,800,725	$2,228,023
Securities	425,607	395,819	419,050
Interest bearing deposits in banks	3,417	2,676	2,617
Federal funds sold and securities purchased under resale agreements	9,189	20,535	25,518
Trading account assets	3,492	4,226	6,277
Total interest income	1,808,675	2,223,981	2,681,485
Interest Expense
Deposits	146,687	303,351	649,707
Federal funds purchased and securities sold under repurchase agreements	6,654	10,372	31,864
Commercial paper	6,899	31,672	75,015
Medium and long-term debt	16,773	32,206	70,439
Trust notes	2,780	953	953
Other borrowed funds	4,866	6,313	15,352
Total interest expense	184,659	384,867	843,330
Net Interest Income	1,624,016	1,839,114	1,838,155
Reversal of allowance for loan losses(1)	(45,757)	(50,683)	(5,000)
Net interest income after reversal of allowance for loan losses	1,669,773	1,889,797	1,843,155
Noninterest Income
Service charges on deposit accounts	335,207	323,865	319,647
Trust and investment management fees	153,083	173,518	195,086
Insurance commissions	77,874	78,915	72,547
Merchant banking fees	39,646	43,898	42,185
Brokerage commissions and fees	33,063	30,038	35,811
Foreign exchange gains, net	32,004	33,902	32,220
Card processing fees, net	34,147	25,105	28,400
Securities gains (losses), net	(12,085)	(50,039)	2,242
Other	219,884	145,585	150,361
Total noninterest income	912,823	804,787	878,499
Noninterest Expense
Salaries and employee benefits	848,717	934,354	996,536
Net occupancy	127,720	141,299	141,771
Outside services	74,978	117,190	117,387
Equipment	67,839	68,206	69,833
Software	51,877	58,511	63,979
Professional services	48,371	45,500	63,616
Communications	42,011	41,909	40,431
Foreclosed asset expense (income)	1,211	(5,635)	(15,322)
(Reversal of) provision for losses on off-balance sheet commitments(1)	—	4,000	(5,000)
Other	210,865	201,912	213,057
Total noninterest expense	1,473,589	1,607,246	1,686,288
Income from continuing operations before income taxes	1,109,007	1,087,338	1,035,366
Income tax expense	398,933	356,698	271,623
Income from Continuing Operations	710,074	730,640	763,743
Income (loss) from discontinued operations before income taxes	36,339	205,582	(17,057)
Income tax expense (benefit)	13,879	73,289	(6,310)
Income (Loss) from Discontinued Operations	22,460	132,293	(10,747)
Net Income	$732,534	$862,933	$752,996
Income from continuing operations per common share—basic	$4.81	$5.04	$5.39
Net income per common share—basic	$4.96	$5.95	$5.32
Income from continuing operations per common share—diluted	$4.72	$4.94	$5.31
Net income per common share—diluted	$4.87	$5.84	$5.24
Weighted average common shares outstanding—basic	147,767	145,109	141,620
Weighted average common shares outstanding—diluted	150,303	147,792	143,755

(1)                   Beginning in 2005, the net change in the allowance for losses on off-balance sheet commitments was recognized separately from the change in the allowance for loan losses. Prior periods have not been restated.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2005	2006
Assets
Cash and due from banks	$2,402,212	$2,213,782
Interest bearing deposits in banks	771,164	824,456
Federal funds sold and securities purchased under resale agreements	796,500	943,200
Total cash and cash equivalents	3,969,876	3,981,438
Trading account assets	312,655	376,321
Securities available for sale:
Securities pledged as collateral	96,994	89,184
Held in portfolio	8,072,286	8,667,038
Loans (net of allowance for loan losses: 2005, $351,532; 2006, $331,077)	32,744,063	36,340,646
Due from customers on acceptances	19,252	17,834
Premises and equipment, net	536,074	495,302
Intangible assets	42,616	28,930
Goodwill	454,015	453,489
Other assets	2,113,577	2,148,954
Assets of discontinued operations to be disposed or sold	1,054,594	20,440
Total assets	$49,416,002	$52,619,576
Liabilities
Noninterest bearing	$19,489,377	$17,113,890
Interest bearing	20,592,862	24,855,478
Total deposits	40,082,239	41,969,368
Federal funds purchased and securities sold under repurchase agreements	651,529	1,083,927
Commercial paper	680,027	1,661,163
Other borrowed funds	134,485	432,401
Acceptances outstanding	19,252	17,834
Other liabilities	1,466,478	1,545,165
Medium and long-term debt	801,095	1,318,847
Junior subordinated debt payable to subsidiary grantor trust	15,338	14,885
Liabilities of discontinued operations to be extinguished or assumed	1,005,859	4,585
Total liabilities	44,856,302	48,048,175
Commitments, contingencies, and guarantees—See Note 24
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 2005 or 2006	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, issued 154,469,215 shares in 2005 and 156,460,057 shares in 2006	154,469	156,460
Additional paid-in capital	994,956	1,083,649
Treasury stock—10,262,143 shares in 2005 and 17,352,803 shares in 2006	(612,732)	(1,064,606)
Retained earnings	4,141,400	4,655,272
Accumulated other comprehensive loss	(118,393)	(259,374)
Total stockholders’ equity	4,559,700	4,571,401
Total liabilities and stockholders’ equity	$49,416,002	$52,619,576

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders’ equity
BALANCE DECEMBER 31, 2003	146,000,156	$146,000	$555,156	$(12,846)	$2,999,884	$52,242	$3,740,436
Comprehensive income
Net income-2004					732,534		732,534
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						(42,357)	(42,357)
Net change in unrealized losses on securities available for sale						(54,231)	(54,231)
Foreign currency translation adjustment						2,423	2,423
Minimum pension liability adjustment						(2,904)	(2,904)
Total comprehensive income							635,465
Dividend reinvestment plan	308	1	16				17
Deferred compensation - restricted stock awards	16,000	16	968		(583)		401
Stock options exercised	1,918,011	1,918	62,700				64,618
Excess tax benefit - stock options			15,691				15,691
Stock issued in acquisitions	4,257,343	4,257	247,571				251,828
Common stock repurchased (1)			(174)	(210,515)			(210,689)
Dividends declared on common stock, $1.39 per share (2)					(205,523)		(205,523)
Net change		6,192	326,772	(210,515)	526,428	(97,069)	551,808
BALANCE DECEMBER 31, 2004	152,191,818	$152,192	$881,928	$(223,361)	$3,526,312	$(44,827)	$4,292,244
Comprehensive income
Net income-2005					862,933		862,933
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						(35,737)	(35,737)
Net change in unrealized losses on securities available for sale						(42,403)	(42,403)
Foreign currency translation adjustment						8,134	8,134
Minimum pension liability adjustment						(3,560)	(3,560)
Total comprehensive income							789,367
Deferred compensation - restricted stock awards	399,489	399	25,242		(18,072)		7,569
Stock options exercised	1,877,908	1,878	69,932				71,810
Excess tax benefit - stock options			17,854				17,854
Common stock repurchased (1)				(389,371)			(389,371)
Dividends declared on common stock, $1.59 per share (2)					(229,773)		(229,773)
Net change		2,277	113,028	(389,371)	615,088	(73,566)	267,456
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700
Comprehensive income
Net income-2006					752,996		752,996
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						6,903	6,903
Net change in unrealized losses on securities available for sale						16,221	16,221
Foreign currency translation adjustment						(41)	(41)
Minimum pension liability adjustment						(2,877)	(2,877)
Total comprehensive income							773,202
SFAS No. 158 adjustment (3)						(161,187)	(161,187)
Reclassification due to adoption of SFAS No. 123(R) implementation (4)			(19,035)		19,035		—
Stock options exercised	1,409,727	1,410	55,322				56,732
Restricted stock granted, net of forfeitures	578,865	579	(579)				—
Perfomance share units vested	2,250	2	(2)				—
Excess tax benefit - stock based compensation			13,054				13,054
Compensation expense - stock options and other share-based awards			22,704				22,704
Compensation expense - restricted stock			14,420				14,420
Compensation expense - performance share units			2,809				2,809
Common stock repurchased (1)				(451,874)			(451,874)
Dividends declared on common stock, $1.82 per share (2)					(258,159)		(258,159)
Net change		1,991	88,693	(451,874)	513,872	(140,981)	11,701
BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

(1)                    Common stock repurchased includes commission costs.

(2)                    Dividends are based on UnionBanCal Corporation’s shares outstanding as of the declaration date.

(3)                    See Note 9 of these consolidated financial statements for description of the adoption of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158).

(4)                    Reclassification reflects a reduction in additional paid-in capital and a corresponding credit to retained earnings for unrecognized compensation expense on nonvested restricted stock as of January 1, 2006 upon adoption of SFAS No. 123(R) “Share-Based Payment.”

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Cash Flows from Operating Activities:
Net income	$732,534	$862,933	$752,996
Income (loss) from discontinued operations, net of taxes	22,460	132,293	(10,747)
Income from continuing operations, net of taxes	710,074	730,640	763,743
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of allowance for loan losses	(45,757)	(50,683)	(5,000)
(Reversal of) provision for losses on off-balance sheet commitments	—	4,000	(5,000)
Depreciation, amortization and accretion	155,890	157,616	139,042
Stock-based compensation—stock options and other share-based compensation	401	7,569	39,933
Provision for deferred income taxes	76,708	65,230	42,631
(Gains) losses on sales of securities available for sale, net	12,085	50,039	(2,242)
Net (increase) decrease in prepaid expenses	(89,434)	(150,286)	177,363
Net (increase) decrease in fees and other charges receivable	(15,721)	113,223	(52,276)
Net increase (decrease) in accrued expenses	2,832	30,384	(68,768)
Net (increase) decrease in trading account assets	16,181	(76,816)	(63,666)
Net increase in trading account liabilities	18,162	102,903	45,876
Net increase in other liabilities	22,707	154,096	67,102
Net increase in other assets, net of acquisitions	(136,120)	(389,785)	(144,468)
Loans originated for resale	(1,046,833)	(145,671)	(558,833)
Net proceeds from sale of loans originated for resale	931,324	218,068	486,739
Excess tax benefit—stock-based compensation	(15,691)	(17,854)	(13,054)
Other, net	139,285	14,512	(176,361)
Discontinued operations, net	(320)	243,509	202,440
Total adjustments	25,699	330,054	111,458
Net cash provided by operating activities	735,773	1,060,694	875,201
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,046,055	1,580,353	144,026
Proceeds from matured and called securities available for sale	3,741,945	2,965,067	1,749,200
Purchases of securities available for sale, net of acquisitions	(4,879,266)	(1,715,882)	(2,424,176)
Net purchases of premises and equipment	(109,418)	(98,353)	(71,388)
Net increase in loans, net of acquisitions	(2,984,288)	(4,076,331)	(3,509,531)
Net cash used in acquisitions	(101,359)	—	—
Other, net	900	25	(34,187)
Discontinued operations, net	(40,245)	873,020	728,363
Net cash used in investing activities	(3,325,676)	(472,101)	(3,417,693)
Cash Flows from Financing Activities:
Net increase in deposits, net of acquisitions	2,937,950	1,362,734	1,887,129
Net increase in federal funds purchased and securities sold under repurchase agreements	220,681	64,280	432,398
Net increase (decrease) in commercial paper and other borrowed funds	243,078	(182,924)	1,279,052
Redemption of junior subordinated debt	(360,825)	—	—
Common stock repurchased	(210,689)	(389,371)	(451,874)
Proceeds from issuance of long-term debt	—	—	693,742
Repayment of medium-term debt	—	—	(200,000)
Payments of cash dividends	(197,198)	(224,218)	(251,403)
Stock-based compensation exercised	80,309	89,664	69,786
Other, net	2,440	8,134	3,459
Discontinued operations, net	(128,147)	(547,660)	(908,670)
Net cash provided by financing activities	2,587,599	180,639	2,553,619
Net increase (decrease) in cash and cash equivalents	(2,304)	769,232	11,127
Cash and cash equivalents at beginning of year	3,201,875	3,199,854	3,969,876
Effect of exchange rate changes on cash and cash equivalents	283	790	435
Cash and cash equivalents at end of year	$3,199,854	$3,969,876	$3,981,438
Cash Paid During the Year For:
Interest	$175,146	$364,715	$769,265
Income taxes	310,789	319,885	225,977
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$2,577,765	$—	$—
Purchase price:
Cash	(201,522)	—	—
Stock issued	(251,828)	—	—
Fair value of liabilities assumed	$2,124,415	$—	$—
Loans transferred to foreclosed assets (OREO)	$5,506	$1,310	$1,903

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006

Note 1—Summary of Significant Accounting Policies and Nature of Operations

Introduction

UnionBanCal Corporation is a commercial bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, as well as nationally and internationally.

The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), owned approximately 65 percent of the Company’s outstanding common stock at December 31, 2006.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. Those policies that materially affect the determination of financial position, results of operations, and cash flows are summarized below.

The Consolidated Financial Statements include the accounts of the Company. All intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods may have been reclassified to conform with current financial statement presentation.

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

December 31, 2004, 2005, and 2006 (Continued)

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

Also included in trading account assets are the unrealized gains related to a variety of interest rate derivative contracts, primarily swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes, based on management’s intent at inception, or as an accommodation to customers.

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

The Company recognizes other-than-temporary impairment on its securities available for sale portfolio when it is likely that it will not recover its cost. A debt security is subject to quarterly impairment testing when its fair value is lower than its carrying value. The Company excludes from quarterly impairment testing debt securities that are backed by the full faith and credit of the U.S. government or where the likelihood of default is remote and purchased at a premium below 10 percent of par. Typical debt securities in the portfolio that are subject to testing for other-than-temporary impairment are collateralized loan obligations (CLOs), commercial mortgage conduits and equity securities. In calculating the level of other-than-temporary impairment, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic market conditions. Marketable equity securities are subject to testing for other-than-temporary impairment when there is a sustained decline in market price

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

below the amount recorded for that investment. The Company considers the issuer’s financial condition, capital strength, and near-term prospects in calculating an other-than-temporary impairment.

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

Loans Held for Investment, Loans Held for Sale, and Certain Loans Acquired at a Discount

Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs related to loans held for investment are recognized in interest income generally over the contracted loan term using a method that generally produces a level yield on the unpaid loan balance. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Interest income is accrued principally on a simple interest basis. Loans held for sale are carried at the lower of cost or market on an individual basis for commercial loans and on an aggregate basis for residential mortgage loans. Changes in value are recognized in other noninterest income. Loans acquired at a discount related to credit deterioration since their origination are recorded at fair value with no allowance for loan losses. Interest income is recognized based on the excess of future expected cash flows over the purchase price versus contractual cash flows. Such loans are considered impaired when it is probable that the Company will be unable to collect the total expected future cash flows. At that time, the Company will establish an allowance for loan losses up to the amount expected at acquisition.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, the specific allowance and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for most commercial loans from a loss migration model and, for pooled loans, by using expected net charge offs. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and certain small commercial loans. Estimated losses are based on a loss confirmation period, which is the estimated average period of time between a material adverse event affecting the credit worthiness of a borrower for non-criticized, risk-graded credits or through the remaining life of the loan for criticized, risk-graded credits, and the subsequent recognition of a loss.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged. Intangible assets are recorded at fair value at the date of acquisition.

Intangible assets that have infinite lives, such as goodwill, are tested for impairment at least annually.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

The Company records liabilities for legal obligations associated with the future retirement of buildings and leasehold improvements at fair value when incurred. As required under Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN No. 47), “Accounting for Asset Retirement Obligations,” the assets are increased by the related liability and depreciated over the estimated useful life of that asset.

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

Income Taxes

The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes, rather than amounts reported on the Company’s income tax return. Interest income, interest expense and penalties pertaining to the settlement, or expected settlement, of prior years’ tax issues are recognized in income tax expense. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws.

Net Income Per Common Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, restricted stock units and performance share units are common stock equivalents. See discussion under “Stock-Based Compensation,” which follows below and Note 16 to these consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Allowance for Losses on Off-Balance Sheet Commitments

The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loans, standby letters of credit and commercial lines of credit that are not for sale. The Company’s methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses and incorporates an assumption based upon historical information of likely utilization. See accounting policy “Allowance for Loan Losses.”  The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and elected to use the modified prospective application method to transition to the new accounting standard. SFAS No. 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instrument issued. SFAS 123(R) also prescribes that estimated forfeitures of shares are to be included in the calculation of compensation expense.

Under the modified prospective transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. The cost is being recognized over the period during which the employees are required to provide service. The after-tax impact of this change on income from continuing operations was a reduction of $13.5 million for the year ended December 31, 2006, which includes the impact of estimated forfeitures for restricted stock and the recognition of compensation costs related to nonvested stock options. The corresponding impact to basic and diluted earnings per share was a reduction of $0.10 and $0.09 per share, respectively, for the year ended December 31, 2006.

For the years ended December 31, 2004 and 2005, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company recognized compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under the intrinsic value-based method, compensation cost was measured as the amount by which the quoted market price of the Company’s stock at the date of grant exceeded the stock option exercise price. For the years ended December 31, 2004 and 2005, options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and, therefore, were not included in compensation expense.

At December 31, 2006, the Company had two stock-based employee compensation plans. For further discussion concerning the Company’s stock-based employee compensation plans, see Note 16 to these consolidated financial statements. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The value of the restricted stock awards issued under the plans and the value of that portion of outstanding option awards for which the requisite service has not yet been rendered is being recognized ratably over the remaining service period as compensation expense.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The following table illustrates the effect on net income, which includes discontinued operations and corresponding earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2004 and 2005. For the purpose of this disclosure, the Company has recognized compensation costs for graded vesting on a straight-line basis and did not include an estimate for forfeitures.

	For the Year Ended
(Dollars in thousands)	2004	2005
As reported net income	$732,534	$862,933
Add: stock-based employee compensation expense included in reported net income, net of income taxes	248	4,674
Deduct: total stock-based employee compensation expense, net of income taxes	25,377	24,491
Pro forma net income, after stock-based employee compensation expense	$707,405	$843,116
Net income per common share—basic
As reported	$4.96	$5.95
Pro forma	$4.79	$5.81
Net income per common share—diluted
As reported	$4.87	$5.84
Pro forma	$4.71	$5.73

Employee Pension and Other Postretirement Benefits

The Company provides a variety of pension and other postretirement benefit plans for eligible employees and retirees. Provisions for the costs of these employee pension and other postretirement benefit plans are accrued and charged to expense when the benefit is earned.

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

The Company’s operating business segments have been aggregated into two major components: Wholesale Banking and Retail Banking. This aggregation groups the components by major classes of customers and the products and services that are provided.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Junior Subordinated Debt Payable to Subsidiary Grantor Trust (Trust Notes)

Trust notes are accounted for as liabilities on the balance sheet. Interest on trust notes is treated as interest expense on an accrual basis.

Additional information on the trust notes can be found in Note 14 to these consolidated financial statements.

Treasury Stock

Common stock repurchased is shown separately in the statement of changes in stockholders’ equity at cost and shares repurchased are deducted from shares outstanding until retired. Gains and losses resulting from shares reissued are based on the average cost of shares repurchased. Gains and losses, up to the amount of gains previously recognized, are included in additional paid in capital. Losses in excess of the gains previously recognized reduce retained earnings.

Recently Issued Accounting Pronouncements

Accounting for Share-Based Payments

In December 2004, the FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards are remeasured each reporting period. Statement 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement is effective for annual periods beginning after June 15, 2005 and required adoption using a modified prospective application or a modified retrospective application. On April 14, 2005, the SEC issued rule 2005-57, which allowed companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company adopted Statement 123(R) on January 1, 2006 under the modified prospective method, which resulted in an increase in noninterest expense of $21.6 million for the year ended December 31, 2006. See Note 16 to these consolidated financial statements.

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Accounting for Changes in the Timing of Cash Flows Relating to Income Taxes in Leveraged Leases

In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The FSP requires that if, during the lease term, the projected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income must be recalculated from the inception of the lease. At adoption, the change in the net investment balance resulting from the calculation would be recognized as an adjustment to the beginning balance of retained earnings. Following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption is changed. The FSP is effective for all leveraged leases on January 1, 2007. The Company invests in Lease in-Lease-Out (LILO) transactions that have been challenged by the Internal Revenue Service (IRS). The Company has paid the IRS the income tax associated with the LILO transactions. However, the Company is defending the initial filing position as to the timing of the tax benefits associated with these transactions. The Company will be required to recalculate these leases to reflect a potential change in the timing of income tax cash flows in accordance with this FSP. The Company will adopt the FSP on January 1, 2007 and estimates that the cumulative effect of change in accounting upon adoption will require a reduction of the beginning balance of retained earnings of approximately $21 million, after tax. Any adjustment to retained earnings at adoption will be recognized in interest income during the remaining term of the affected leases.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Interpretation is effective January 1, 2007. The cumulative effect of applying the provisions of the Interpretation would be recognized as an adjustment to the beginning balance of retained

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

earnings. Upon adoption, the Company estimates that the impact of this Interpretation could be a reduction of beginning retained earnings of approximately $49 million.

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy ranks the quality and reliability of information used to determine fair values with the highest priority given to quoted prices in active markets and model values that include inputs based on unobservable data as the lowest level. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement is effective January 1, 2008. Management is currently evaluating the impact of this Statement on the Company’s financial position and results of operations.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The Statement requires a company that sponsors a defined benefit pension plan or other postretirement benefit plan to recognize the funded status of the benefit plan as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation. It requires immediate recognition of previously unrecognized prior service costs and credits, unrecognized net actuarial gains or losses, and any unrecognized transition obligation or asset as components of other comprehensive income. The Statement was effective for the year ended December 31, 2006. At adoption, the Company’s stockholders’ equity was reduced by $161 million, net of tax. Disclosures required under this statement are contained in Note 9 to these consolidated financial statements.

Effects of Prior Year Misstatements on Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No.108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It requires the use of both the “iron curtain” and “rollover” approaches in quantifying and evaluating the materiality of a misstatement. Under the iron curtain approach the error is quantified as the cumulative amount by which the current year balance sheet is misstated. The rollover approach quantifies the error as the amount by which the current year income statement is misstated. If either approach results in a material misstatement, financial statement adjustments are required. SAB 108 was effective for the year ended December 31, 2006. At adoption, there was no impact on the Company’s financial position or results of operations.

Note 2—Discontinued Operations

During the third quarter 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 2—Discontinued Operations (Continued)

reporting) to Wachovia Bank, N.A. effective October 6, 2005. This business consisted of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction took place on October 6, 2005, with the Bank receiving $245 million in cash from Wachovia Bank, N.A. At the principal closing, no loans or other assets were acquired by Wachovia Bank N.A. and no liabilities were assumed. The Bank continued to operate the international business over a transition period of several months. All of the offices designated for disposal were closed as of June 30, 2006. During 2006, the Bank received an additional $4 million as a contingent purchase price payment.

The Company has accounted for this transaction as a discontinued operation and restated its prior period financial statements. The assets of the discontinued operations were reclassified as “held for sale” and accounted for at the lower of cost or fair value less the costs to sell. The remaining assets consist primarily of deposits with banks awaiting approval of repatriation of capital and unremitted profits and loans that are maturing in 2008. The remaining liabilities consist primarily of accrued expenses, which will be settled when due.

Interest expense was attributed to discontinued operations based on average net assets. The amount of interest expense allocated to discontinued operations during the years ended December 31, 2004, 2005 and 2006 was $0.8 million, $15.5 million and $1.8 million, respectively.

The severance reserve balances at December 31, 2005 and 2006 were $21.7 million and $2.0 million respectively. The decrease of $19.7 million from December 31, 2005 primarily is related to cash payments to employees.

At December 31, 2005 and 2006, all assets related to the discontinued operations are recorded at the lower of cost or fair value, less costs of disposal. The assets and liabilities identified as discontinued operations were comprised of the following:

	For the Years Ended
(Dollars in thousands)	December 31, 2005	December 31, 2006
Assets
Cash and due from banks	$119,158	$18,422
Interest bearing deposits in banks	138,762	—
Loans	724,084	1,337
Due from customers on acceptances	42,612	377
Premises and equipment	1,409	—
Other assets	28,569	304
Assets of discontinued operations to be disposed or sold	$1,054,594	$20,440
Liabilities
Noninterest bearing deposits	$446,953	$—
Interest bearing deposits	461,717	—
Other liabilities	97,189	4,585
Liabilities of discontinued operations to be extinguished or assumed	$1,005,859	$4,585

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 2—Discontinued Operations (Continued)

The components of income from discontinued operations for the years ended December 31, 2004, 2005 and 2006 are:

	For the Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Net interest income	$21,207	$20,252	$871
Provision for loan losses	10,757	6,683	—
Noninterest income	76,482	298,725	13,110
Noninterest expense	50,593	106,712	31,038
Income (loss) from discontinued operations before income taxes	36,339	205,582	(17,057)
Income tax expense (benefit)	13,879	73,289	(6,310)
Income (loss) from discontinued operations	$22,460	$132,293	$(10,747)

Noninterest income for the years ended December 31, 2005 and 2006, included $228.8 million and $4 million, respectively as gain on sale of the business. Noninterest expense for the year ended December 31, 2005 included approximately $22.0 million of severance expense. In addition, compliance related expenses were $32.8 million and $8.7 million for the years ended December 31, 2005 and 2006, respectively.

Note 3—Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available For Sale

	December 31,
	2004	2005				2006
			Gross	Gross			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$53,375	$50,246	$ —	$287	$49,959	$60,060	$3	$ 189	$59,874
Other U.S. government	3,875,679	902,802	161	14,571	888,392	751,636	109	7,548	744,197
Mortgage-backed securities	6,003,426	5,351,677	7,798	123,941	5,235,534	5,744,088	11,015	110,092	5,645,011
State and municipal	74,127	65,620	4,152	378	69,394	58,855	3,419	308	61,966
Asset-backed and debt securities	1,121,884	1,906,583	14,214	7,172	1,913,625	2,210,983	12,139	3,441	2,219,681
Equity securities	9,523	10,980	929	799	11,110	23,007	1,165	—	24,172
Foreign securities	1,207	1,266	—	—	1,266	1,321	—	—	1,321
Total securities available for sale	$11,139,221	$8,289,174	$27,254	$147,148	$8,169,280	$8,849,950	$27,850	$ 121,578	$8,756,222

For the years ended December 31, 2004, 2005 and 2006, interest income included $3.6 million, $3.4 million and $3.1 million, respectively, from non-taxable securities and dividend income of $3.9 million, $4.4 million and $4.1 million, respectively, from equity securities.

The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 3—Securities (Continued)

Maturity Schedule of Securities

	Securities
	Available for Sale (1)
	December 31, 2006
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$516,416	$512,254
Due after one year through five years	442,110	437,261
Due after five years through ten years	2,430,190	2,394,760
Due after ten years	5,438,227	5,387,775
Equity securities(2)	23,007	24,172
Total securities	$8,849,950	$8,756,222

(1)                   The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

(2)                   Equity securities do not have a stated maturity.

In 2004, proceeds from sales of securities available for sale were $1.0 billion with gross realized gains of $2.0 million and gross realized losses of $14.1 million. In 2005, proceeds from sales of securities available for sale were $1.6 billion with gross realized gains of $0.7 million and gross realized losses of $50.7 million. In 2006, proceeds from sales of securities available for sale were $144 million with gross realized gains of $2.9 million and gross realized losses of $0.7 million. The loss of $0.7 million in 2006 resulted from the recognition of an other-than-temporary impairment.

Analysis of Unrealized Losses on Securities Available for Sale

At December 31, 2006, the Company’s securities available for sale shown below were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. Treasury	$—	$—	—	$49,875	$189	1	$49,875	$189	1
Other U.S. government	146,098	651	3	547,990	6,897	18	694,088	7,548	21
Mortgage-backed securities	707,334	2,186	31	3,660,514	107,906	265	4,367,848	110,092	296
State and municipal	1,194	2	2	25,674	306	86	26,868	308	88
Asset-backed and debt securities	99,497	466	11	239,936	2,975	22	339,433	3,441	33
Total securities available for sale	$954,123	$3,305	47	$4,523,989	$118,273	392	$5,478,112	$121,578	439

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 3—Securities (Continued)

U.S. Treasury Securities

U.S. Treasury securities are securities backed by the full faith and credit of the United States government and therefore have no risk of default. These securities are issued at a stated interest rate and mature within one year. All of the unrealized losses on U.S. Treasury securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the U.S. Treasury securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

Other U.S. Government Securities

Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities were issued with a stated interest rate and mature in less than five years. All of the unrealized losses on other U.S. Government securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the other U.S. Government securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

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

State and Municipal Securities

State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 31 years. The majority of the unrealized losses on the state and municipal securities resulted from rising interest rates subsequent to purchase, which occurred with the acquisition of Business Bank of California on January 16, 2004. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the state and municipal securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 3—Securities (Continued)

Asset-Backed and Debt Securities

Asset-backed and debt securities consist of credit card receivable securities and collateralized loan obligations (CLOs). Certain of these CLOs are highly illiquid and for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral, and the market’s opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly on those securities below Aa investment grade. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. Since the Company has the ability and intent to hold the asset-backed and debt securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

Collateral

The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2005 and 2006, the Company had collateral pledged for borrowings and to secure public and trust department deposits of $2.9 billion and $2.7 billion, respectively. These secured parties are not permitted to resell or repledge those securities.

As of December 31, 2006, the Company had accepted securities with a value of $10.3 million as collateral that it is permitted by contract to sell or repledge compared to none as of December 31, 2005.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 4—Loans and Allowance for Loan Losses

A summary of loans, net of unearned interest and fees of $13 million and $1 million, at December 31, 2005 and 2006, respectively, is as follows:

	December 31,
(Dollars in thousands)	2005	2006
Commercial, financial and industrial(1)	$11,450,955	$12,944,771
Construction	1,447,292	2,175,545
Mortgage:
Residential	11,380,728	12,343,792
Commercial	5,682,624	6,028,242
Total mortgage	17,063,352	18,372,034
Consumer:
Installment	891,062	1,137,401
Revolving lines of credit	1,610,680	1,401,173
Total consumer	2,501,742	2,538,574
Lease financing	579,593	581,203
Total loans held for investment	33,042,934	36,612,127
Total loans held for sale	52,661	59,596
Total loans	33,095,595	36,671,723
Allowance for loan losses	351,532	331,077
Loans, net	$32,744,063	$36,340,646

(1)                   Included in commercial, financial and industrial loans at December 31, 2005 and 2006 were overdrafts from various deposit accounts of $52.0 million and $100.3 million, respectively.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Balance, beginning of year	$532,910	$399,156	$351,532
Loans charged off	(79,673)	(46,545)	(40,655)
Recoveries of loans previously charged off	55,597	49,555	25,207
Total net loans charged off (recovered)	(24,076)	3,010	(15,448)
Reversal of allowance for loan losses	(45,757)	(50,683)	(5,000)
Foreign translation adjustment and other net additions (deductions)(1) (2)	(63,921)	49	(7)
Ending balance of allowance for loan losses	$399,156	$351,532	$331,077
Allowance for off-balance sheet commitment losses(2)	82,375	86,375	81,374
Allowances for credit losses balance, end of year	$481,531	$437,907	$412,451

(1)                   Includes $5.7 million related to the Business Bank of California acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004.

(2)                   On December 31, 2004, UnionBanCal Corporation transferred the allowance for losses on off-balance sheet commitments of $82.4 million from the allowance for loan losses to other liabilities.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

Nonaccrual loans totaled $59 million and $42 million at December 31, 2005 and 2006, respectively. There were no renegotiated loans at December 31, 2005 and 2006. Loans 90 days past due and still accruing totaled $5.0 million and $9.3 million at December 31, 2005 and 2006, respectively.

Loan Impairment

Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company’s allowance for loan losses is allocated as an impairment allowance.

The Company’s policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

The following table sets forth information about the Company’s impaired loans.

	December 31,
(Dollars in thousands)	2004	2005	2006
Impaired loans with an allowance	$81,015	$58,892	$26,739
Impaired loans without an allowance(1)	6,664	—	—
Total impaired loans(2)	$87,679	$58,892	$26,739
Allowance for impaired loans	$24,282	$13,293	$2,975
Average balance of impaired loans during the year	$139,221	$45,769	$26,833
Interest income recognized during the year on nonaccrual loans at December 31(3)	$25,750	$16,426	$3,636

(1)                   These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2)                   This amount was evaluated for impairment using three measurement methods as follows: $41 million, $45 million and $6 million was evaluated using the present value of the expected future cash flows at December 31, 2004, 2005 and 2006, respectively; $9 million, $3 million and $11 million was evaluated using the fair value of the collateral at December 31, 2004, 2005 and 2006, respectively; and $38 million, $11 million and $10 million was evaluated using historical loss factors at December 31, 2004, 2005 and 2006, respectively.

(3)                   Reflects both interest income recognized on an accrual-basis and on a cash-basis.

Related Party Loans

In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. At December 31, 2005, related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at anytime during the year totaled $27 million compared to $20 million at December 31, 2006. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2005 and 2006, there were no loans to related parties that were charged off. Additionally, at December 31, 2005 and 2006, there were no loans to related parties that were nonperforming.

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

During 2005 and 2006, the Company extended credit to BTMU, its majority stockholder, in the form of overdrafts in BTMU’s accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2005 and 2006.

Note 5—Goodwill and Other Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at December 31, 2005 and 2006.

	December 31, 2005			December 31, 2006
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(44,973)	$22,264	$67,237	$(54,545)	$12,692
Rights-to-Expiration	36,608	(17,595)	19,013	36,608	(21,320)	15,288
Other	2,100	(761)	1,339	2,100	(1,150)	950
Total	$105,945	$(63,329)	$42,616	$105,945	$(77,015)	$28,930

Total amortization expense for 2004, 2005 and 2006 was $19.5 million, $19.9 million and $13.7 million, respectively.

	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangible Assets
Estimated amortization expense for the years ending:
2007	$5,471	$3,166	$299	$8,936
2008	3,245	2,675	230	6,150
2009	1,764	2,242	177	4,183
2010	807	1,859	137	2,803
2011	443	1,519	107	2,069
thereafter	962	3,827	—	4,789
Total amortization expense after December 31, 2006	$12,692	$15,288	$950	$28,930

The changes in the carrying amount of goodwill during 2004, 2005 and 2006 are shown below. Corrections of errors in the recognition of deferred taxes related to certain bank acquisitions are included in the table. These errors had no impact on net income. Additionally, the Company’s annual impairment testing for 2004, 2005 and 2006 resulted in no impairment of goodwill.

(Dollars in thousands)	2004	2005	2006
Balance, January 1,	$226,556	$450,961	$454,015
Acquired during the years ended December 31,	246,671	—	—
Contingent period adjustments	—	(1,466)	—
Adjustment for contingent consideration	1,710	1,993	(526)
Correction of an error	(23,976)	2,527	—
Balance, December 31,	$450,961	$454,015	$453,489

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

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

Note 6—Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. In December 31, 2005, equipment cost included software in development of approximately $24 million. Software in development is now included in other assets. As of December 31, 2005 and 2006, the amounts were as follows:

	December 31,
	2005			2006
		Accumulated			Accumulated
		Depreciation and	Net Book		Depreciation and	Net Book
(Dollars in thousands)	Cost	Amortization	Value	Cost	Amortization	Value
Land	$65,250	$—	$65,250	$64,816	$—	$64,816
Premises	468,213	216,160	252,053	480,838	239,879	240,959
Leasehold improvements	187,255	124,908	62,347	209,964	142,513	67,451
Furniture, fixtures and equipment	599,437	443,013	156,424	606,786	484,710	122,076
Total	$1,320,155	$784,081	$536,074	$1,362,404	$867,102	$495,302

Rental and depreciation and amortization expenses were as follows.

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Rental expense of premises	$55,989	$63,618	$56,283
Less: rental income	15,205	12,961	11,642
Net rental expense	$40,784	$50,657	$44,641
Other net rental (income) expense, primarily for equipment	$(237)	$711	$707
Depreciation and amortization of premises and equipment	$87,756	$88,822	$90,188

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 6—Premises and Equipment (Continued)

Future minimum lease payments are as follows.

(Dollars in thousands)	December 31, 2006
Years ending December 31,
2007	$54,270
2008	53,406
2009	49,516
2010	43,969
2011	35,921
Later years	88,120
Total minimum operating lease payments	$325,202
Minimum rental income due in the future under noncancellable subleases	$29,590

A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

On December 31, 2005, the Company recorded a liability of $3.5 million for asset retirement obligations related to both continuing and discontinued operations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated. Premises and leasehold improvements include an increase of $1.9 million and $1.6 million, respectively with $0.3 million in accumulated depreciation and amortization for these obligations. At December 31, 2006, the Company recorded an additional liability for asset retirement obligations of $1.3 million. Additional obligations for hazardous material disposal and premise restoration related to continuing operations are not estimable due to the uncertainty of disposal or lease termination dates.

Note 7—Other Assets

Cost Basis

The Company invests in private capital funds either directly in the privately held companies or indirectly through private equity funds. These investments are carried at cost. The investments’ fair value is estimated quarterly based on a company’s business model, current and projected financial performance, liquidity and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a forecasted recovery is beyond a reasonable period of time, an other-than-temporary impairment is recorded. At December 31, 2005, private capital investments were carried at cost of $110.4 million. At December 31, 2006, private capital investments were carried at cost of $127.9 million and there were no investments in private capital equity securities or funds with costs in excess of fair value.

The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  These low-income housing credit (LIHC) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying value is amortized over the stream of available tax credits and

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 7—Other Assets (Continued)

tax benefits. At December 31, 2005 and December 31, 2006, unguaranteed LIHC investments were carried at the amortized cost of $141.8 million and $162.0 million, respectively.

The Company records foreclosed assets at the lower of cost or fair value, less selling expenses. At December 31, 2005 and 2006, the value of foreclosed assets was $2.8 million and $0.6 million, respectively.

Equity Method

The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. These investments are accounted for under the effective yield method. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. At December 31, 2005 and December 31, 2006, the guaranteed LIHC investments were carried at the amortized cost of $215.0 million and $216.7 million, respectively.

The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income, and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for partnership allocations received. These investments are tested annually for impairment. Impairment is evaluated based on projected operating results and realizability of tax credits. At December 31, 2005 and December 31, 2006, the carrying value of renewable energy investments was $56.2 million and $81.0 million, respectively.

Note 8—Deposits

At December 31, 2006, the Company had $390 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $117 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in thousands)	December 31, 2006
Due after one year through two years	$229,036
Due after two years through three years	75,806
Due after three years through four years	46,959
Due after four years through five years	34,898
Due after five years	3,636
Total	$390,335

Note 9—Employee Pension and Other Postretirement Benefits

The following information includes both continuing and discontinued operations.

Retirement Plan

The Company maintains the Union Bank of California, N.A. Retirement Plan (the Pension Plan), which is a domestic noncontributory defined benefit pension plan covering substantially all of the employees of

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

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

Other Postretirement Benefits

General

The Company maintains the Union Bank of California Employee Health Benefit Plan, which in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as “Other Benefits.” The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company’s intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and length of service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

Prescription Drug Benefits

In 2004, the Company recorded a $6.1 million reduction in employee benefit expense associated with the remeasurement of our postretirement benefits as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”). The reduction is attributable to a federal subsidy provided by The Act to employers that sponsor retiree health care plans with drug benefits that are equivalent to those offered under Medicare Part D. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the year ended December 31, 2004 included a $3.1 million actuarial experience gain, a $1.1 million reduction in service cost, and a $1.9 million reduction in interest cost on the accumulated postretirement benefit obligation (APBO). The effect of the subsidy related to benefits attributed to past service in measuring the Company’s January 1, 2004 APBO was a reduction of $30.8 million. This is reflected in the 2004 actuarial gain of $35.9 million in the benefit obligations for other benefits noted below.

The following table sets forth the fair value of the assets in the Company’s defined benefit pension plan and other postretirement benefit plan as of December 31, 2004, 2005 and 2006.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2004	2005	2006	2004	2005	2006
Change in plan assets
Fair value of plan assets, beginning of year	$904,878	$1,082,823	$1,332,261	$106,245	$122,600	$137,156
Actual return on plan assets	104,649	93,729	195,241	10,872	6,859	19,865
Employer contributions	100,000	182,000	100,000	15,286	16,952	17,475
Plan participants’ contributions	—	—	—	2,444	2,612	2,612
Benefits paid	(26,704)	(26,291)	(32,406)	(12,247)	(11,867)	(12,298)
Fair value of plan assets, end of year	$1,082,823	$1,332,261	$1,595,096	$122,600	$137,156	$164,810

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

The following table provides the Company’s actual period-end asset allocation by asset category for the Pension Plan and Other Benefits Plan.

	Pension Plan			Other Benefits Plan
	December 31,			December 31,
Asset Category	2004	2005	2006	2004	2005	2006
Domestic equity securities	50%	49%	47%	35%	35%	38%
International equity securities	22	22	21	15	17	17
Fixed income debt securities	28	29	27	21	22	22
Insurance contracts	0	0	0	29	26	23
Real estate	0	0	5	0	0	0
Total	100%	100%	100%	100%	100%	100%

The investment objective for the Company’s Pension Plan and Other Benefits Plan is to maximize total return within reasonable and prudent levels of risk. The Plans’ asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans’ assets. The asset allocation strategy favors equities, with a target allocation of 67 percent equity securities, 28 percent debt securities and 5 percent in real estate investments. Additionally, the Other Benefits Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

The Company, aided by an independent advisor, periodically reconsiders the appropriate strategic asset allocation and the expected long-term rate of return for plan assets. The independent advisor evaluates the investment return volatility of different asset classes and compares the liability structure of the Company’s plan to those of other companies, while considering the Company’s funding policy to maintain a funded status sufficient to meet participants’ benefit obligations, and reducing long-term funding requirements and pension costs. Based on this information, the Company updates its asset allocation strategy and target investment allocation percentages for the assets of the plan, as well as adopts an expected long-term rate of return.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the benefit obligation activity, the funded status and the over/(under) funded status recognized in the most recent statement of financial position upon adoption of SFAS No. 158 at December 31, 2006 for each of the Company’s plans.

	Pension Benefits (1)			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2004	2005	2006	2004	2005	2006
Change in benefit obligation
Benefit obligation, beginning of year	$819,552	$1,011,300	$1,176,738	$182,408	$147,625	$167,583
Service cost	37,659	45,530	54,007	5,643	6,204	7,227
Interest cost	52,240	58,351	65,147	9,438	8,461	9,197
Plan participants’ contributions	—	—	—	2,444	2,612	2,612
Amendments(2)	—	—	—	(4,109)	—	—
Actuarial loss (gain)	128,553	87,848	(66,376)	(35,952)	14,548	7,022
Medicare part D employer subsidy payments	—	—	—	—	—	552
Benefits paid	(26,704)	(26,291)	(32,406)	(12,247)	(11,867)	(12,298)
Benefit obligation, end of year	1,011,300	1,176,738	1,197,110	147,625	167,583	181,895
Over/(under) funded status	$71,523	$155,523	$397,986	$(25,025)	$(30,426)	$(17,085)
Unrecognized transition amount	—	—		16,279	14,244
Unrecognized net actuarial loss	320,340	383,701		36,290	51,586
Unrecognized prior service cost	2,390	1,323		(1,153)	(1,057)
Prepaid benefit cost	$394,253	$540,547		$26,391	$34,347

(1)                   This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

(2)                   In 2004, the Company made changes to the plan design for employer contribution subsidies resulting in a reduction of future obligations.

The accumulated benefit obligation for the pension plan was $1,032.5 million and $1,056.6 million for December 31, 2005 and 2006, respectively.

At December 31, 2006, the Company recognized an adjustment to accumulated other comprehensive income of $161.2 million, net of tax of $99.8 million. This adjustment for previously unrecognized transition liabilities, prior service costs and actuarial losses was $125.6 million, net of tax for pension benefits and $35.6 million, net of tax for other benefits. The Company also recorded a pension asset of $398.0 million, other benefits liabilities of $17.1 million and a reduction of deferred taxes liabilities of $99.8 million. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s statement of financial position as of December 31, 2006 is as follows.

(Dollars in thousands)	Before application of SFAS No. 158	Effect of Adjustment Increase/(Decrease)	After application of SFAS No. 158
Other assets	$2,392,612	$(243,658)	$2,148,954
Total assets	$52,863,234	$(243,658)	$52,619,576
Other liabilities	$1,627,636	$(82,471)	$1,545,165
Total liabilities	$48,130,646	$(82,471)	$48,048,175
Accumulated other comprehensive loss	$(98,187)	$(161,187)	$(259,374)
Total stockholders' equity	$4,732,588	$(161,187)	$4,571,401

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

The following table illustrates the changes that would have been disclosed in accumulated other comprehensive loss, before any income tax effect, if the recognition requirements of SFAS No. 158 had been applied throughout the periods ended December 31, 2004, 2005 and 2006. Pension benefits do not include the Executive Supplemental Benefit Plans (ESBPs).

(Dollars in thousands)	Pension Benefits		Other Benefits
Amounts Recognized in Other Comprehensive Income	Net Actuarial (Gain)/Loss	Prior Service Costs	Transition Assets	Net Actuarial (Gain)/Loss	Prior Service Costs
Balance, January 1, 2004	$227,741	$3,457	$22,937	$78,099	$(1,249)
Arising during the year	107,033	—	(4,109)	(37,813)	—
Recognized in net income during the year	(14,434)	(1,067)	(2,549)	(3,996)	96
Balance, December 31, 2004	320,340	2,390	16,279	36,290	(1,153)
Arising during the year	89,985	—	—	18,090	—
Recognized in net income during the year	(26,624)	(1,067)	(2,035)	(2,794)	96
Balance, December 31, 2005	383,701	1,323	14,244	51,586	(1,057)
Arising during the year	(148,178)	—	—	(979)	—
Recognized in net income during the year	(32,361)	(1,067)	(2,034)	(4,242)	96
Balance, December 31, 2006	$203,162	$256	$12,210	$46,365	$(961)

At December 31, 2006, the following amounts were recognized in accumulated other comprehensive loss for pension and other benefits.

	Pension Benefits			Other Benefits
(Dollars in thousands)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$12,210	$4,670	$7,540
Net actuarial loss	203,162	77,709	125,453	46,365	17,735	28,630
Prior service costs	256	98	158	(961)	(367)	(594)
Adjustment for adoption of SFAS No. 158	203,418	77,807	125,611	57,614	22,038	35,576
Minimum pension liability adjustment	21,258	8,131	13,127	—	—	—
Pension and other benefits adjustment	$224,676	$85,938	$138,738	$57,614	$22,038	$35,576

The Company expects to make cash contributions of $50 million to the Pension Plan and $20 million to the Other Benefits Plan for pension and postretirement benefits, respectively, in 2007.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

Estimated Future Benefit Payments and Subsidies

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years.

(Dollars in thousands)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
2007	$37,390	$11,362	$765
2008	41,184	12,129	829
2009	45,715	12,815	886
2010	50,460	13,521	933
2011	55,659	14,221	974
Years 2012-2016	374,464	79,997	5,733

The following tables summarize the assumptions used in computing the present value of the projected benefit obligations and the net periodic benefit cost.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2004	2005	2006	2004	2005	2006
Discount rate in determining expense	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Discount rate in determining benefit obligations at year end	5.75	5.50	6.00	5.75	5.50	6.00
Rate of increase in future compensation levels for determining expense	4.50	4.50	4.70	—	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.50	4.70	4.70	—	—	—
Expected return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2004	2005	2006	2004	2005	2006
Components of net periodic benefit cost
Service cost	$37,659	$45,530	$54,007	$5,643	$6,203	$7,227
Interest cost	52,240	58,351	65,147	9,438	8,461	9,198
Expected return on plan assets	(83,130)	(95,865)	(113,439)	(9,012)	(10,401)	(11,625)
Amortization of prior service cost	1,067	1,067	1,067	(96)	(96)	(96)
Amortization of transition amount	—	—	—	2,549	2,035	2,034
Recognized net actuarial loss	14,434	26,624	32,361	3,996	2,794	4,242
Total net periodic benefit cost	$22,270	$35,707	$39,143	$12,518	$8,996	$10,980

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

At December 31, 2006, the Company estimates that the following amounts will be recognized in 2007 net periodic benefit costs. These tables do not include the ESBPs.

(Dollars in thousands)	Pension Benefits	Other Benefits
Transition liability	$—	$2,034
Net actuarial loss	14,025	3,074
Prior service costs	256	(96)
Amounts to be reclassified from accumulated other comprehensive loss	$14,281	$5,012

The Company’s assumed weighted-average healthcare cost trend rates are as follows.

	Year ended December 31,
	2004	2005	2006
Health care cost trend rate assumed for next year	7.25%	8.93%	8.06%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2008	2011	2011

The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.

	1-Percentage-	1-Percentage-
(Dollars in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$2,564	$(2,100)
Effect on postretirement benefit obligation	20,832	(17,594)

Executive Supplemental Benefit Plans

The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBPs included in other liabilities in the Consolidated Balance Sheets was $54 million at December 31, 2005 and $60 million at December 31, 2006. The Company’s expense relating to the ESBPs for the periods ended December 31, 2004, 2005, and 2006, was $4.1 million, $5.3 million and $6.4 million, respectively. These plans had intangible assets of $1.6 million, $1.2 million and $0 million as of December 31, 2004, 2005, and 2006, respectively. Due to an additional minimum liability, these plans also had accumulated other comprehensive loss before taxes of $10.8 million, $17.0 million and $21.3 million as of December 31, 2004, 2005, and 2006, respectively.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

Section 401(k) Savings Plans

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee’s pre-tax covered compensation. Employees are fully vested in the employer’s contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee’s pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent on the Company’s annual financial performance. All employer contributions are tax deductible by the Company. The Company’s combined matching contribution expense was $22 million, $23 million, and $20 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Note 10—Other Noninterest Income and Noninterest Expense

The details of other noninterest income and noninterest expense are as follows.

Other Noninterest Income

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Gain on sale of merchant card portfolio	$93,000	$—	$—
Private capital and other investment income	30,802	35,307	29,432
International commission and fees	10,642	11,316	9,616
Gains on sale of nonmortgage loans, net	2,188	122	313
Other	83,252	98,840	111,000
Total other noninterest income	$219,884	$145,585	$150,361

Other Noninterest Expense

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Advertising and public relations	$37,965	$36,803	$44,007
Data processing	32,528	32,687	31,844
Intangible asset amortization	19,471	19,921	13,686
Other	120,901	112,501	123,520
Total other noninterest expense	$210,865	$201,912	$213,057

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 11—Income Taxes

The following table is an analysis of the effective tax rate on continuing operations.

	Years Ended December 31,
	2004	2005	2006
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	4	2	2
California state tax refund, net of federal and state tax expense	—	—	(7)
Tax credits	(3)	(3)	(4)
Other	—	(1)	—
Effective tax rate	36%	33%	26%

The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Taxes currently payable:
Federal	$281,061	$263,737	$316,711
State	40,214	26,226	(89,668)
Foreign	950	1,505	1,949
Total currently payable	322,225	291,468	228,992
Taxes deferred:
Federal	54,193	63,094	34,137
State	22,515	3,317	8,498
Foreign	—	(1,181)	(4)
Total deferred	76,708	65,230	42,631
Total income tax expense on continuing operations	398,933	356,698	271,623
Income tax expense on discontinued operations	13,879	73,289	(6,310)
Total income taxes	$412,812	$429,987	$265,313

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 11—Income Taxes (Continued)

The components of the Company’s net deferred tax balances were as follows.

	December 31,
(Dollars in thousands)	2005	2006
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$187,126	$177,003
Accrued income and expense	94,594	89,765
Unrealized losses on pension benefits	6,376	109,982
Unrealized net losses on securities available for sale	45,899	35,850
Unrealized net losses on cash flow hedges	21,251	16,975
Other	10,449	5,570
Total deferred tax assets	365,695	435,145
Deferred tax liabilities:
Leasing	484,493	508,825
Depreciation	28,604	4,690
Intangibles	10,789	8,057
Pension liabilities	205,623	230,624
Other	208	2,246
Total deferred tax liabilities	729,717	754,442
Net deferred tax liability	$364,022	$319,297

It is management’s opinion that no valuation allowance is necessary because the tax benefits from the Company’s deferred tax assets are expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future tax returns.

In 2006, the State of California Franchise Tax Board approved a settlement between the Company and the State of California to recover taxes paid for the calendar years 1989 through 1995. The Company received a refund of tax and interest of $113.7 million ($72.8 million net of federal and state taxes applicable to the refund). The refund was recognized as a credit to state income tax expense in 2006.

In 2005, the Company reduced federal income tax expense by $10.0 million to reflect a reduction to its reserve for estimated amounts owed to the Internal Revenue Service with respect to certain leverage leasing transactions. The change in estimate reflected management’s view of the liability based on settlement discussions with the IRS Appeals Division.

The Company has filed its 2004 and 2005, and intends to file its 2006, California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates. In 2005, the Company recognized a $4.1 million state income tax benefit primarily to reflect the difference between the estimate of California state tax expense for 2004 and the actual tax reported in the 2004 California franchise tax return. In 2005, the Company also recognized $3.1 million of California Enterprise Zone tax credits for which it qualified during the year.

In 2004, the Company recognized a $7.8 million state income tax expense primarily to reflect the difference between the estimate of California state tax expense for 2003 and the actual tax reported in the 2003 California franchise tax return.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 12—Borrowed Funds

The following is a summary of the major categories of borrowed funds:

	December 31,
(Dollars in thousands)	2005	2006
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 3.97% and 5.18% at December 31, 2005 and 2006, respectively(1)	$651,529	$1,083,927
Commercial paper, with weighted average interest rates of 3.60% and 4.99% at December 31, 2005 and 2006, respectively	680,027	1,661,163
Other borrowed funds, with weighted average interest rates of 4.05% and 5.12% at December 31, 2005 and 2006, respectively	134,485	432,401
Total borrowed funds	$1,466,041	$3,177,491
Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$2,285,569	$1,083,927
Average balance during the year	898,107	701,614
Weighted average interest rate during the year(1)	2.88%	4.80%
Commercial paper:
Maximum outstanding at any month end	$1,390,504	$1,859,747
Average balance during the year	1,086,088	1,582,226
Weighted average interest rate during the year	2.92%	4.74%
Other borrowed funds:
Maximum outstanding at any month end	$286,342	$794,701
Average balance during the year	168,220	294,977
Weighted average interest rate during the year	3.75%	5.20%

(1)                   Weighted average interest rates provided relate to external funding and do not reflect the expenses allocated on net funding to discontinued operations. For further information, see Note 2 to our Consolidated Financial Statements.

At December 31, 2006, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of less than 4 days. The commercial paper outstanding had a weighted average remaining tenure of 22 days.

Included in other borrowed funds in 2005 and 2006 are assumed mortgage notes related to the Company’s administrative facility at Monterey Park, California. At December 31, 2006, the notes consisted of 10 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next five years are as follows: $4.9 million in 2007, $5.6 million in 2008, $6.2 million in 2009, $6.2 million in 2010 and $6.4 million in 2011.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 13—Medium And Long-Term Debt

The following is a summary of the Company’s medium-term senior debt and long-term subordinated debt.

	December 31,
(Dollars in thousands)	2005	2006
Medium-Term debt, fixed rate 5.75% senior notes due December 2006	$200,968	$—
Long-Term subordinated debt:
Floating rate notes due June 2007. These notes bear interest at 0.325% above 3-month London Interbank Offered Rate (LIBOR) and are payable to BTMU.	199,926	199,976
Fixed rate 5.25% notes due December 2013	400,201	395,928
Fixed rate 5.95% notes due May 2016	—	722,943
Total medium and long-term debt	$801,095	$1,318,847

Medium-Term Debt

In December 2006, the Company’s medium-term notes matured. Prior to the maturity, the Company had converted its 5.75 percent fixed rate on these notes to a floating rate of interest utilizing a $200 million notional interest rate swap, which qualified as a fair value hedge. At inception of the hedge relationship, this transaction met all of the requirements for utilizing the shortcut method for measuring effectiveness under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

Long-Term debt

In June 1997, the Company issued $200 million of floating-rate subordinated debt due in June 2007. These notes bear interest at 0.325 percent above 3-month LIBOR and are payable to the holder of the note, BTMU. As of December 31, 2006, the weighted average interest rate of the floating rate notes was 5.46 percent.

On December 8, 2003, the Company issued $400 million of long-term subordinated debt. For the year ended December 31, 2006, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 5.39 percent. The notes are junior obligations to the Company’s existing and future outstanding senior indebtedness and ranked equally with the existing long-term subordinated debt with a par value of $200 million.

The Company has converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2006. This transaction meets all of the requirements for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. The market value adjustment to the long-term debt was an unrealized gain of $3.1 million, and the fair value of the hedge was an unrealized loss of $3.1 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs, was 5.77 percent for the year ended December 31, 2006.

On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11, with the

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 13—Medium And Long-Term Debt (Continued)

first interest payment date on November 11, 2006. For the year ended December 31, 2006, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 6.02 percent. The subordinated notes are junior obligations to the Bank’s existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

The Bank has converted its 5.95 percent fixed rate on these notes to a floating rate of interest utilizing $700 million notional amount of interest rate swaps, which qualified as a fair value hedge at December 31, 2006. This transaction meets all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. The market value adjustment to the long-term debt was an unrealized loss of $25.5 million, and the fair value of the hedge was an unrealized gain of $25.5 million. After including the impact of the related hedge, the amortization of discount and deferred issuance costs, the weighted average interest rate of the subordinated notes was 5.80 percent for the year ended December 31, 2006.

The floating rate and fixed rate subordinated debt qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the Company’s and the Bank’s total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. For the years ended December 31, 2005 and 2006, $440 million and $1.1 billion of the notes, respectively, qualified as risk-based capital for the Company. For the years ended December 31, 2005 and 2006, $20 million and $700 million of notes, respectively, qualified as risk-based capital for the Bank.

Provisions of the subordinated notes restrict the Company’s ability to engage in mergers, consolidations, and transfers of substantially all assets.

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 14—UnionBanCal Corporation—Junior Subordinated Debt Payable To Subsidiary Grantor Trust (Continued)

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

The weighted average interest rate for all Trust Notes were 6.12 percent and 6.31 percent for the years ended December 31, 2005 and 2006, respectively.

Note 15—Dividend Reinvestment And Stock Purchase Plan

The Company has a dividend reinvestment and stock purchase plan for stockholders. Participating stockholders have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment primarily through open market purchases. During 2004, 2005 and 2006, 100,596 shares, 88,560 shares and 102,449 shares, respectively, were required for dividend reinvestment purposes, of which 308 shares, zero shares and zero shares were considered new issuances during 2004, 2005 and 2006, respectively. BTMU did not participate in the plan in 2004, 2005 or 2006.

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 16—Management Stock Plans (Continued)

The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans may not be less than the fair market value on the date the option is granted. Beginning in 2006, the value of options is recognized as compensation expense over the vesting period during which the employees are required to provide service. Prior to January 1, 2006, the Company’s unrecognized compensation expense for nonvested restricted stock reduced retained earnings. With the adoption of SFAS No. 123(R), $19 million was reclassified from retained earnings to additional paid-in capital. The value of the restricted stock at the date of grant is recognized as compensation expense over its vesting period with a corresponding credit adjustment to additional paid-in capital. All cancelled or forfeited options and restricted stock become available for future grants.

Under the 2000 Stock Plan, the Company grants stock options and restricted stock and issues shares of common stock upon vesting of performance shares and restricted stock units that are settled in common stock. Under the 1997 Stock Plan, the Company issues shares of common stock upon exercise of outstanding stock options. The Company issues new shares of common stock for all awards under the stock plans. At December 31, 2004, 2005 and 2006, a total of 2,937,629 shares, 5,445,979 shares and 3,825,635 shares, respectively, were available for future grants under the 2000 Stock Plan as stock options, restricted stock or shares of common stock issued upon vesting of performance shares and restricted stock units settled in common stock. The remaining shares under the 1997 Stock Plan are not available for future grants.

In the first quarter of 2006, the Committee determined that performance share awards granted in 2006 were to be redeemed in shares.

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 16—Management Stock Plans (Continued)

The following is a summary of stock option transactions under the stock plans.

	For the Year Ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of the period(1)	8,696,589	$45.26
Granted	1,106,240	69.85
Exercised	(1,409,727)	40.24
Forfeited	(66,861)	62.96
Options outstanding, end of the period(1)	8,326,241	$49.24	5.44	$110,012
Options exercisable, end of the period	5,910,252	$43.72	5.12	$104,090

(1)                   Options not expected to rest are included in options outstanding. Amounts are not material.

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

	For the Year Ended December 31,
	2004	2005	2006
Weighted-average fair value—per share	$16.55	$13.38	$12.31
Risk-free interest rates (a range for 1 to 7 year tenors)	2.8%	3.4 - 4.3%	4.3 - 5.05%
Expected volatility	40.0%	27.0%	16.6 - 22.9%
Weighted-average expected volatility	40.0%	27.0%	19.4%
Expected term (in years)	5.0	4.4	3.4 - 5.4
Expected dividend yield	2.4%	2.7%	2.7%

The total intrinsic value of options exercised during 2004, 2005 and 2006 was $41.5 million, $50.4 million and $37.9 million, respectively.

The Company recognized $22.4 million of compensation cost for share-based payment arrangements related to stock option awards with $8.4 million of corresponding tax benefit during the year ended December 31, 2006. As of December 31, 2006, the total unrecognized compensation cost related to

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 16—Management Stock Plans (Continued)

nonvested stock option awards was $15.9 million and the weighted-average period over which the cost is expected to be recognized was 0.9 year.

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

The following is a summary of the Company’s nonvested restricted stock awards.

	For the Year Ended December 31, 2006
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	397,957	$64.06
Granted	594,029	62.07
Vested	(136,669)	64.23
Forfeited	(15,314)	66.31
Nonvested restricted awards, end of the period	840,003	$62.59

The total fair value of the restricted stock awards vested was $0.2 million during 2004, $1.5 million during 2005 and $8.8 million during 2006.

The Company recognized $14.4 million of compensation cost for share-based payment arrangements related to restricted stock awards with $5.4 million of corresponding tax benefit during the year ended December 31, 2006. At December 31, 2006, the total unrecognized compensation cost related to nonvested restricted awards was $40.5 million, and the weighted-average period over which it is expected to be recognized was 1.8 years.

Restricted Stock Units

In July 2006, the Company granted 12,150 restricted stock units to non-employee directors with a weighted average grant date fair value of $63.65 per share. These restricted stock units consist of a regular grant, and in the case of new non-employee directors, a regular grant and an initial grant. In general, the regular grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. At grant date, it was estimated that 7 percent of the shares would forfeit by the vesting date. During 2006, the Company recognized $0.3 million of compensation cost with a corresponding $0.1 million in tax benefits related to this year’s grants. The restricted stock unit participants do not have voting or other stockholder rights. However, the participants’

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 16—Management Stock Plans (Continued)

stock unit accounts receive dividend equivalents, reflecting the aggregate dividends earned based on the total number of restricted stock units outstanding, in the form of additional restricted stock units. Participants may elect to defer the delivery of vested shares of common stock at predetermined dates as defined in the plan agreements. The Company will issue new shares under the 2000 Stock Plan upon vesting of these grants, which are redeemable only in shares.

Performance Share Plan

Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company’s common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 2,252,183 performance shares, 2,193,383 performance shares, and 2,132,333 performance shares remaining for future awards as of December 31, 2004, 2005 and 2006, respectively. The Company granted 88,500 shares in 2004, 78,000 shares in 2005 and 62,100 shares in 2006. All performance shares granted prior to 2006 are redeemable in cash and are therefore being accounted for as liabilities. No performance shares were forfeited in 2004, 19,200 performance shares were forfeited in 2005 and 1,050 performance shares were forfeited in 2006. The value of a performance share under the liability method is equal to the average month-end closing price of the Company’s common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. At December 31, 2005 and 2006, the Company’s liability for the cash settlement of the performance shares was $15.7 million and $11.7 million, respectively.

Under the Performance Share Plan, the Company granted 62,100 units with a weighted-average grant date fair value of $69.96 per share during the year ended December 31, 2006. These units will be settled in stock at the vesting date of December 31, 2008. At grant date, it was estimated that 6 percent of the shares would forfeit by the vesting date. In 2006, the Company recognized $2.8 million of compensation cost with a corresponding $1.1 million in tax benefits related to this year’s grants. The Company will issue new shares under the 2000 Stock Plan upon vesting of these grants that are redeemable in shares.

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

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2006, the Company’s most significant concentration of credit risk was with the U.S. Government and its agencies. The Company’s exposure, which primarily results from investment securities

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 17—Concentrations Of Credit Risk (Continued)

positions in instruments issued by the U.S. Government and its agencies, was $6.2 billion and $6.4 billion at December 31, 2005 and 2006, respectively.

Note 18—Fair Value Of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented below are as of their respective period-ends and have been made under this definition of fair value unless otherwise disclosed.

It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2005 and 2006, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution’s inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 18—Fair Value Of Financial Instruments (Continued)

The table below presents the carrying value and fair value of the specified assets, liabilities, and off-balance sheet instruments held by the Company.

	December 31,
	2005		2006
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Assets
Cash and cash equivalents	$3,969,876	$3,969,876	$3,981,438	$3,981,438
Trading account assets	312,655	312,655	376,321	376,321
Securities available for sale:
Securities pledged as collateral	96,994	96,994	89,184	89,184
Held in portfolio	8,072,286	8,072,286	8,667,038	8,667,038
Loans, net of allowance for loan losses(1)	32,181,670	31,526,845	35,765,943	34,945,686
Private capital investments	110,448	110,448	127,908	127,908
Liabilities
Deposits:
Noninterest bearing	19,489,377	19,489,377	17,113,890	17,113,890
Interest bearing	20,592,862	20,603,062	24,855,478	24,885,778
Total deposits	40,082,239	40,092,439	41,969,368	41,999,668
Borrowed funds	1,466,041	1,470,300	3,177,491	3,187,600
Medium and long-term debt	801,095	797,518	1,318,847	1,309,365
Junior subordinated debt payable to subsidiary grantor trust	15,338	14,630	14,885	14,300
Off-Balance Sheet Instruments
Commitments to extend credit	59,081	59,081	54,601	54,601
Standby and commercial letters of credit	8,014	8,014	6,697	6,697

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 18—Fair Value Of Financial Instruments (Continued)

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 18—Fair Value Of Financial Instruments (Continued)

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

Trading Activities in Derivative Instruments

Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company’s positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company’s own account and as an accommodation for customers. At December 31, 2005 and 2006, the majority of the Company’s derivative transactions for customers were essentially offset by contracts with other counterparties.

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 19—Derivative Instruments (Continued)

The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.

	December 31,
	2005			2006
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Gains	Losses	Fair Value	Gains	Losses	Fair Value
Held or Written for Trading Purposes and Customer Accommodations
Foreign exchange forward contracts:
Commitments to purchase	$2,537	$(12,416)	$(9,879)	$7,349	$(7,159)	$190
Commitments to sell	13,054	(2,204)	10,850	8,257	(8,021)	236
Foreign exchange OTC options:
Options purchased	1,817	—	1,817	2,108	—	2,108
Options written	—	(1,817)	(1,817)	—	(2,108)	(2,108)
Cross currency swaps:
Commitments to pay	—	(4,994)	(4,994)	—	(3,899)	(3,899)
Commitments to receive	4,994	—	4,994	3,899	—	3,899
Energy contracts:
Option contracts	47,091	(46,471)	620	36,632	(36,632)	—
Swap contracts	74,262	(74,576)	(314)	138,602	(137,321)	1,281
Interest rate contracts:
Caps purchased	3,074	—	3,074	2,356	—	2,356
Floors purchased	8	—	8	10	—	10
Caps written	—	(3,074)	(3,074)	—	(2,356)	(2,356)
Floors written	—	(8)	(8)	—	(10)	(10)
Swap contracts:
Pay variable/receive fixed	34,492	(39,949)	(5,457)	41,703	(34,911)	6,792
Pay fixed/receive variable	48,770	(28,481)	20,289	42,660	(33,732)	8,928
	230,099			283,576
Effect of master netting agreements	(3,960)			(9,715)
Total net credit exposure	$226,139			$273,861

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 19—Derivative Instruments (Continued)

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collar and corridor options and interest rate swaps. At December 31, 2006, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.7 years.

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 19—Derivative Instruments (Continued)

relevant LIBOR index rising above the corridor’s lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor’s upper strike rate.

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In 2006, the Company recognized a net gain of $0.1 million due to ineffectiveness, which is recognized in other noninterest expense, compared to a net loss of $0.1 million in 2005.

For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2006, the Company expects to realize approximately $25 million in net interest expense during 2007. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2006.

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

UnionBanCal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 19—Derivative Instruments (Continued)

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

The following table reflects summary information on the Company’s derivative contracts used to hedge or modify the Company’s risk as of December 31, 2005 and 2006.

	December 31, 2005				December 31, 2006
	Unamortized	Unrealized	Unrealized	Estimated	Unamortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Premiums	Gains	Losses	Fair Value	Premiums	Gains	Losses	Fair Value
Held for Asset and Liability Management Purposes
Fair Value Hedges and Hedged Items:
Interest rate swap contracts:
Medium-term debt interest rate swap	$—	$980	$—	$980	$—	$—	$—	$—
Medium-term note	—	—	(980)	(980)	—	—	—	—
Subordinated debt interest rate swaps	—	1,354	—	1,354	—	25,524	(3,064)	22,460
Subordinated debt	—	—	(1,354)	(1,354)	—	3,064	(25,524)	(22,460)
Cash Flow Hedges:
Interest rate option contracts:
Caps purchased	1,166	2,124	—	3,290	—	—	—	—
Caps written	—	—	(1,531)	(1,531)	—	—	—	—
Floors purchased	1,920	—	(1,823)	97	28,978	—	(9,782)	19,196
Interest rate swap contracts:
Pay variable/receive fixed	—	—	(54,412)	(54,412)	—	—	(34,618)	(34,618)
Economic Hedges:
Swap contract indexed to S&P 500:
Pay fixed/receive variable	—	454	—	1,691	—	772	—	2,009
MarketPath certificates of deposit	—	—	(454)	(454)	—	—	(772)	(772)
		4,912				29,360
Effect of master netting agreements		(980)				(20,948)
Total net credit exposure		$3,932				$8,412

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 20—Restrictions On Cash And Due From Banks, Securities, Loans And Dividends

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Average reserve balances were approximately $150 million and $104 million for the years ended December 31, 2005 and 2006, respectively.

As of December 31, 2005 and 2006, securities carried at $3.0 billion and $2.8 billion and loans of $12.1 billion and $13.3 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank’s capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank’s capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 21 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2006, $99.2 million remained outstanding on fourteen Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2005 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 21—Regulatory Capital Requirements (Continued)

maintain a minimum total risk-based capital ratio of 10 percent, a Tier 1 risk-based capital ratio of 6 percent, and a Tier 1 leverage ratio of 5 percent. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital amounts and ratios are presented in the following tables.

	Actual			For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2005:
Total capital (to risk-weighted assets)	$5,054,873	11.10%	≥	$3,643,236	≥	8.0%
Tier 1 capital (to risk-weighted assets)	4,178,160	9.17	≥	1,821,618	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	4,178,160	8.39	≥	1,991,595	≥	4.0
As of December 31, 2006:
Total capital (to risk-weighted assets)	$5,843,203	11.71%	≥	$3,992,336	≥	8.0%
Tier 1 capital (to risk-weighted assets)	4,333,865	8.68	≥	1,996,168	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	4,333,865	8.44	≥	2,054,147	≥	4.0

(1)                   Excludes certain intangible assets.

			For Capital		To Be Well-Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2005:
Total capital (to risk-weighted assets)	$4,748,824	10.59%	≥$3,588,092	≥8.0%	≥$4,485,115	≥10.0%
Tier 1 capital (to risk-weighted assets)	4,315,471	9.62	≥ 1,794,046	≥4.0	≥ 2,691,069	≥ 6.0
Tier 1 capital (to quarterly average assets)(1)	4,315,471	8.78	≥ 1,965,090	≥4.0	≥ 2,456,362	≥ 5.0
As of December 31, 2006:
Total capital (to risk-weighted assets)	$5,279,646	10.69%	≥$3,950,832	≥8.0%	≥$4,938,540	≥10.0%
Tier 1 capital (to risk-weighted assets)	4,179,359	8.46	≥ 1,975,416	≥4.0	≥ 2,963,124	≥ 6.0
Tier 1 capital (to quarterly average assets)(1)	4,179,359	8.25	≥ 2,027,447	≥4.0	≥ 2,534,309	≥ 5.0

(1)                   Excludes certain intangible assets.

Note 22—Earnings Per Share

Basic EPS ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. As of December 31, 2006, the Company no longer includes nonvested restricted shares in the weighted average number of common shares outstanding-basic but includes the impact of those shares in the calculation of diluted shares. The impact of this change on previous periods is immaterial. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, restricted stock units and performance share units are common stock equivalents.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 22—Earnings Per Share (Continued)

The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2004, 2005 and 2006.

	For the Years Ended
	2004		2005		2006
(Amounts in thousands,except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$710,074	$710,074	$730,640	$730,640	$763,743	$763,743
Income (loss) from discontinued operations	22,460	22,460	132,293	132,293	(10,747)	(10,747)
Net income	$732,534	$732,534	$862,933	$862,933	$752,996	$752,996
Weighted average common shares outstanding	147,767	147,767	145,109	145,109	141,620	141,620
Additional shares due to:
Assumed conversion of dilutive share based payments	—	2,536	—	2,683	—	2,137
Adjusted weighted average common shares outstanding	147,767	150,303	145,109	147,792	141,620	143,757
Income from continuing operations per share	$4.81	$4.72	$5.04	$4.94	$5.39	$5.31
Income (loss) from discontinued operations per share	0.15	0.15	0.91	0.90	(0.07)	(0.07)
Net income per share	$4.96	$4.87	$5.95	$5.84	$5.32	$5.24

The following table provides the number of options and the corresponding exercise prices for those options, which were not included in the computation of diluted earnings per share in each of the years 2004, 2005, and 2006 because they were anti-dilutive.

	For the Years Ended
	2004	2005	2006
Options outstanding	42,000	89,230	1,156,298
Exercise price of options	$57.50 - $59.74	$67.39 - $71.23	$64.59 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 23—Other Comprehensive Income

The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

	Before
	Tax	Tax	Net of
(Dollars in thousands)	Amount	Effect	Tax
2004:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$3,103	$(1,187)	$1,916
Less: reclassification adjustment for net gains on hedges included in net income	(71,697)	27,424	(44,273)
Net change in unrealized losses on hedges	(68,594)	26,237	(42,357)
Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(99,908)	38,215	(61,693)
Less: reclassification adjustment for net losses on securities available for sale included in net income	12,085	(4,623)	7,462
Net change in unrealized losses on securities available for sale	(87,823)	33,592	(54,231)
Foreign currency translation adjustments	3,924	(1,501)	2,423
Minimum pension liability adjustment	(4,703)	1,799	(2,904)
Net change in accumulated other comprehensive income (loss)	$(157,196)	$60,127	$(97,069)
2005:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(41,796)	$15,987	$(25,809)
Less: reclassification adjustment for net gains on hedges included in net income	(16,077)	6,149	(9,928)
Net change in unrealized losses on hedges	(57,873)	22,136	(35,737)
Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(118,708)	45,406	(73,302)
Less: reclassification adjustment for net losses on securities available for sale included in net income	50,039	(19,140)	30,899
Net change in unrealized losses on securities available for sale	(68,669)	26,266	(42,403)
Foreign currency translation adjustments:
Net gains arising during the year	$582	$(222)	$360
Less: reclassification of foreign currency translation loss included in net income	11,845	(4,071)	7,774
Net change in foreign currency translation	12,427	(4,293)	8,134
Minimum pension liability adjustment	(5,792)	2,232	(3,560)
Net change in accumulated other comprehensive income (loss)	$(119,907)	$46,341	$(73,566)
2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(32,708)	$12,511	$(20,197)
Less: reclassification adjustment for net losses on hedges included in net income	43,886	(16,786)	27,100
Net change in unrealized losses on hedges	11,178	(4,275)	6,903
Securities available for sale:
Unrealized holding gains arising during the year on securities available for sale	28,510	(10,905)	17,605
Less: reclassification adjustment for net gains on securities available for sale included in net income	(2,242)	858	(1,384)
Net change in unrealized losses on securities available for sale	26,268	(10,047)	16,221
Foreign currency translation adjustment	(67)	26	(41)
Pension and other benefits adjustment:
SFAS No. 158 adjustment	(261,032)	99,845	(161,187)
Minimum pension liability adjustment	(4,659)	1,782	(2,877)
Net pension and other benefits adjustment	(265,691)	101,627	(164,064)
Net change in accumulated other comprehensive income (loss)	$(228,312)	$87,331	$(140,981)

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 23—Other Comprehensive Income (Continued)

The following table presents accumulated other comprehensive income (loss) balances.

	Net	Net
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)	Foreign	Pension and	Accumulated
	on Cash	on Securities	Currency	Other	Other
	Flow	Available	Translation	Benefits	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment(1)	Income (Loss)
Balance, December 31, 2003	$43,786	$22,535	$(10,293)	$(3,786)	$52,242
Change during the year	(42,357)	(54,231)	2,423	(2,904)	(97,069)
Balance, December 31, 2004	$1,429	$(31,696)	$(7,870)	$(6,690)	$(44,827)
Change during the year	(35,737)	(42,403)	8,134	(3,560)	(73,566)
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the year	6,903	16,221	(41)	(164,064)	(140,981)
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)

(1)                   Amounts prior to December 31, 2006 include only the minimum pension liability adjustment.

Note 24—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s significant commitments.

	December 31,
(Dollars in thousands)	2005	2006
Commitments to extend credit	$20,287,320	$22,738,185
Standby letters of credit	3,549,389	3,574,934
Commercial letters of credit	98,375	59,254
Commitments to fund principal investments	110,150	87,413

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. At December 31, 2006, the carrying value of the Company’s standby and commercial letters of credit totaled $6.7 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet. In addition, at December 31, 2006, the Company’s maximum exposure to loss for standby and commercial letters of credit related to discontinued operations had declined to $0.1 million, with no corresponding carrying value of these standby and commercial letters of credit.

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

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

The Company is fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of December 31, 2006, the Company’s maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $146.7 million. The Company maintains a reserve of $6.0 million for these guarantees.

The Company has rental commitments under long-term operating lease agreements. For detail of these commitments see Note 6 to these Consolidated Financial Statements.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate the sale of the commercial paper. As of December 31, 2006, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.7 billion. The Bank’s guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of December 31, 2006, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion and $2.2 billion at December 31, 2005 and 2006, respectively. The market value of the associated collateral was $2.0 billion and $2.3 billion at December 31, 2005 and 2006, respectively.

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2006, the maximum exposure to loss under these contracts totaled $10.0 million. At December 31, 2006, the Company maintained a reserve of $0.1 million for losses related to these guarantees.

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. Reserves for losses from legal actions that are both probable and estimable are recorded at the time of that determination. Management believes that the disposition of all claims currently pending will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 25—Transactions with Affiliates

The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2004, 2005 and 2006, such transactions included, but were not limited to, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. The Company also maintains traditional correspondent bank accounts and has a $200 million floating-rate subordinated debt with BTMU. For further information regarding this subordinated debt, see Note 13 to these Consolidated Financial Statements. In the opinion of management, such transactions were made at rates, terms, and conditions prevailing in the market and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement.

During 2005, the Company repurchased $200 million of its stock from BTMU at $57.54 per share.

At December 31, 2006, the Company had derivative contracts totaling $1.5 billion in notional balances with $2.7 million in net unrealized losses with BTMU and its affiliates. At December 31, 2006, the Company had recorded interest expense of $11.4 million for the year ended 2006 relating to the subordinated debt and other correspondent bank accounts.  Additionally, for the year ended 2006, the Company recorded income of $2.7 million and expenses of $0.8 million for fees and revenue sharing arrangements and income of $2.4 million and expenses of $3.7 million relating to facility and staff training arrangements.

On December 10, 2004, the Company purchased corporate trust accounts from BTMU Trust Company for $1.8 million.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate their sale. As of December 31, 2006, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.7 billion. The Bank’s guarantee has an average term of less

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 25—Transactions with Affiliates (Continued)

than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of December 31, 2006, the Company had no exposure to loss for these agreements.

Note 26—Business Segments

During 2006, the Company formally reorganized its operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. Management believes that this new organizational structure will enhance the Company’s focus on target markets and enterprise wide sales and service. The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

•       Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At December 31, 2004, 2005 and 2006, Retail Banking had $237.3 million, $222.2 million and $222.2 million, respectively, of goodwill assigned to the operating segments.

•       Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At December 31, 2004, 2005 and 2006, Wholesale Banking had $213.7 million, $231.8 million and $231.2 million, respectively, of goodwill assigned to the operating segments.

The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for each reportable business segment as of December 31, 2004, 2005 and 2006.

The information in the tables is derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 26—Business Segments (Continued)

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

Unionbancal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 26—Business Segments (Continued)

	Retail Banking			Wholesale Banking
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2004	2005	2006	2004	2005	2006
Results of operations (dollars in thousands):
Net interest income (expense)	$718,019	$890,400	$948,356	$812,866	$997,414	$1,039,706
Noninterest income (expense)	465,139	487,725	520,736	417,794	432,304	417,757
Total revenue	1,183,158	1,378,125	1,469,092	1,230,660	1,429,718	1,457,463
Noninterest expense (income)	851,537	911,218	976,091	570,657	638,240	679,437
Credit expense (income)	24,017	25,649	25,416	118,351	106,480	95,229
Income from continuing operations before income taxes	307,604	441,258	467,585	541,652	684,998	682,797
Income tax expense (income)	117,658	168,781	178,851	179,900	233,184	224,225
Income from continuing operations	189,946	272,477	288,734	361,752	451,814	458,572
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income (loss)	$189,946	$272,477	$288,734	$361,752	$451,814	$458,572
Total assets, end of period (dollars in millions):	$14,187	$16,178	$17,192	$19,406	$22,230	$25,238

	Other			Reconciling Items
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2004	2005	2006	2004	2005	2006
Results of operations (dollars in thousands):
Net interest income (expense)	$94,640	$(45,480)	$(140,247)	$(1,509)	$(3,220)	$(9,660)
Noninterest income (expense)	87,773	(48,419)	13,409	(57,883)	(66,823)	(73,403)
Total revenue	182,413	(93,899)	(126,838)	(59,392)	(70,043)	(83,063)
Noninterest expense (income)	83,361	95,208	74,724	(31,966)	(37,420)	(43,964)
Credit expense (income)	(188,020)	(182,580)	(125,550)	(105)	(232)	(95)
Income from continuing operations before income taxes	287,072	(6,527)	(76,012)	(27,321)	(32,391)	(39,004)
Income tax expense	111,825	(32,877)	(116,534)	(10,450)	(12,390)	(14,919)
Income from continuing operations	175,247	26,350	40,522	(16,871)	(20,001)	(24,085)
Income (loss) from discontinued operations, net of income taxes	22,460	132,293	(10,747)	—	—	—
Net income (loss)	$197,707	$158,643	$29,775	$(16,871)	$(20,001)	$(24,085)
Total assets, end of period (dollars in millions):	$14,483	$10,987	$10,164	$22	$21	$26

	UnionBanCal Corporation
	As of and for the the Year Ended December 31,
	2004	2005	2006
Results of operations (dollars in thousands):
Net interest income (expense)	$1,624,016	$1,839,114	$1,838,155
Noninterest income (expense)	912,823	804,787	878,499
Total revenue	2,536,839	2,643,901	2,716,654
Noninterest expense (income)	1,473,589	1,607,246	1,686,288
Credit expense (income)	(45,757)	(50,683)	(5,000)
Income from continuing operations before income taxes	1,109,007	1,087,338	1,035,366
Income tax expense	398,933	356,698	271,623
Income from continuing operations	710,074	730,640	763,743
Income (loss) from discontinued operations, net of income taxes	22,460	132,293	(10,747)
Net income (loss)	$732,534	$862,933	$752,996
Total assets, end of period (dollars in millions):	$48,098	$49,416	$52,620

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2005	2006
Assets
Cash and cash equivalents	$145,034	$261,037
Investment in and advances to subsidiaries	5,283,968	5,005,328
Other assets	9,922	4,539
Total assets	$5,438,924	$5,270,904
Liabilities and Stockholders’ Equity
Other liabilities	$62,791	$88,714
Medium and long-term debt	801,095	595,904
Junior subordinated debt payable to subsidiary grantor trust	15,338	14,885
Total liabilities	879,224	699,503
Stockholders’ equity	4,559,700	4,571,401
Total liabilities and stockholders’ equity	$5,438,924	$5,270,904

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Income:
Cash dividends from bank subsidiary	$216,500	$546,600	$922,600
Cash dividends from nonbank subsidiaries	—	—	10,500
Interest income on advances to subsidiaries and deposits in bank	9,037	14,764	19,732
Other income	1,145	1,680	471
Total income	226,682	563,044	953,303
Expense:
Interest expense	20,148	33,655	45,834
Other expense, net	(84)	1,834	3,270
Total expense	20,064	35,489	49,104
Income before income taxes and equity in undistributed net income of subsidiaries	206,618	527,555	904,199
Recovery of prior loan losses	7	—	—
Income tax benefit	(2,883)	(7,256)	(12,747)
Income before equity in undistributed net income of subsidiaries	209,508	534,811	916,946
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	485,247	295,617	(195,563)
Nonbank subsidiaries	37,779	32,505	31,613
Net Income	$732,534	$862,933	$752,996

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2004	2005	2006
Cash Flows from Operating Activities:
Net income	$732,534	$862,933	$752,996
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(523,026)	(328,122)	163,950
Reversal of provision for loan losses	(7)	—	—
Other, net	27,847	(11,825)	18,616
Net cash provided by operating activities	237,348	522,986	935,562
Cash Flows from Investing Activities:
Advances to subsidiaries	(71,910)	(171,588)	(41,195)
Repayment of advances to subsidiaries	29,698	46,294	59,254
Net cash provided by (used in) investing activities	(42,212)	(125,294)	18,059
Cash Flows from Financing Activities:
Repayment of junior subordinated debt	(360,825)	—	—
Repayment of medium-term debt	—	—	(200,000)
Payments of cash dividends	(197,198)	(224,218)	(251,403)
Repurchase of common stock	(210,689)	(389,371)	(451,874)
Stock-based compensation exercised	80,309	89,664	65,659
Net cash used in financing activities	(688,403)	(523,925)	(837,618)
Net increase (decrease) in cash and cash equivalents	(493,267)	(126,233)	116,003
Cash and cash equivalents at beginning of year	764,534	271,267	145,034
Cash and cash equivalents at end of year	$271,267	$145,034	$261,037
Cash Paid During the Year for:
Interest	$23,244	$33,063	$46,484
Income taxes	131	64,414	183

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 28—Summary of Quarterly Financial Information (Unaudited)

Unaudited quarterly results are summarized as follows:

	2005 Quarters Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$509,347	$547,493	$567,092	$600,049
Interest expense	73,685	88,783	102,950	119,449
Net interest income	435,662	458,710	464,142	480,600
Reversal of allowance for loan losses	(12,119)	(13,564)	(15,000)	(10,000)
Noninterest income	205,625	203,554	212,188	183,420
Noninterest expense	392,952	388,400	396,696	429,198
Income before income taxes	260,454	287,428	294,634	244,822
Income tax expense	80,703	99,950	93,388	82,657
Income from continuing operations	179,751	187,478	201,246	162,165
Income (loss) from discontinued operations before income tax	3,639	(412)	(25,612)	227,967
Income tax expense (benefit)	1,413	(116)	(9,651)	81,643
Income (loss) from discontinued operations	2,226	(296)	(15,961)	146,324
Net income	$181,977	$187,182	$185,285	$308,489
Income from continuing operations per common share—basic	$1.22	$1.30	$1.39	$1.12
Net income per common share—basic	$1.24	$1.29	$1.28	$2.14
Income from continuing operations per common share—diluted	$1.20	$1.27	$1.36	$1.10
Net income per common share—diluted	$1.21	$1.27	$1.26	$2.09
Dividends per share(1)	$0.36	$0.41	$0.41	$0.41

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2005, and 2006 (Continued)

Note 28—Summary of Quarterly Financial Information (Unaudited) (Continued)

	2006 Quarters Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$615,202	$657,500	$696,803	$711,980
Interest expense	150,109	189,858	238,079	265,284
Net interest income	465,093	467,642	458,724	446,696
(Reversal of) provision for loan losses	(7,000)	(1,000)	—	3,000
Noninterest income	217,910	219,228	217,255	224,106
Noninterest expense	414,544	413,030	417,021	441,693
Income before income taxes	275,459	274,840	258,958	226,109
Income tax expense	94,004	92,203	87,048	(1,632)
Income from continuing operations	181,455	182,637	171,910	227,741
Income (loss) from discontinued operations before income tax	(13,603)	431	(2,061)	(1,824)
Income tax expense (benefit)	(5,093)	157	(857)	(517)
Income (loss) from discontinued operations	(8,510)	274	(1,204)	(1,307)
Net income	$172,945	$182,911	$170,706	$226,434
Income from continuing operations per common share—basic	$1.26	$1.28	$1.22	$1.63
Net income per common share—basic	$1.20	$1.28	$1.21	$1.62
Income from continuing operations per common share—diluted	$1.24	$1.26	$1.21	$1.61
Net income per common share—diluted	$1.18	$1.26	$1.20	$1.61
Dividends per share(1)	$0.41	$0.47	$0.47	$0.47

(1)                Dividends per share reflect dividends declared on the Company’s common stock outstanding as of the declaration date.

Note 29—Subsequent Events

On January 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock for the first quarter of 2007. The dividend will be paid on April 6, 2007 to stockholders of record as of March 2, 2007.

UnionBanCal Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnionBanCal Corporation:

We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans as of December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

San Francisco, California

March 1, 2007

UnionBanCal Corporation and Subsidiaries
Management’s Report on Internal Control Over Financial Reporting

The management of UnionBanCal Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2006, the Company’s internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Union Bank of California, N.A. has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2006.

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
/s/ DAVID A. ANDERSON
David A. Anderson Executive Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnionBanCal Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that UnionBanCal Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the ConsolidatedFinancial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

San Francisco, California

March 1, 2007

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
Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

Signature	Title
*	Director
Aida M. Alvarez
*	Director
David R. Andrews
Director
Nicholas B. Binkley
*	Director
L. Dale Crandall
*	Director
Murray H. Dashe
*	Director
Richard D. Farman
Director
Stanley F. Farrar

II-1

*	Director
Philip B. Flynn
*	Director
Michael J. Gillfillan
*	Director
Mohan S. Gyani
Director
Ronald L. Havner, Jr.
*	Director
Norimichi Kanari
*	Director
Mary S. Metz
*	Director
Shigemitsu Miki
*	Director
Takashi Morimura
Director
J. Fernando Niebla
*	Director
Masashi Oka
*	Director
Tetsuo Shimura

*By:	/s/ JOHN H. MCGUCKIN, JR.
John H. McGuckin, Jr. Attorney-in-Fact

Dated: March 1, 2007

II-2

EXHIBIT INDEX

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(2)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	UnionBanCal Corporation Management Stock Plan*(3)
10.2	Union Bank of California, N.A. Deferred Compensation Plan*(4)
10.3	Union Bank of California, N.A. Senior Executive Bonus Plan*(5)
10.4	Union Bank of California, N.A Senior Management Bonus Plan*(6)
10.5	Union Bank of California, N.A. Supplemental Executive Retirement Plan*(7)
10.6	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Executive Retirement Plan*(8)
10.7	Union Bank Financial Services Reimbursement Program*(9)
10.8	UnionBanCal Corporation Performance Share Plan*(10)
10.9	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan*(11)
10.10	Forms of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(12)
10.11	Form of Terms and Conditions of Performance Share Plan Stock Unit Deferral Elections*(36)
10.12	Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. dated October 1, 1997*(13)
10.13	Year 2000 UnionBanCal Corporation Management Stock Plan*(14)
10.14	Form of 2006 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan* (15)
10.15	Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(16)
10.16	Form of 2004 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(17)
10.17	Form of 2006 Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(18)
10.18	Form of Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(19)
10.19	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(20)
10.20	Form of 2004 Nonqualified Stock Option Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(21)
10.21	Terms and Conditions Applicable to Non-Employee Director Stock Unit Awards under the Year 2000 UnionBanCal Corporation Management Stock Plan*(22)
10.22	Forms of Restricted Stock Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(23)
10.23	Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers*(24)
10.24	Amendment No. 1 to the Union Bank of California, N.A. Supplemental Retirement Plan for Policy Making Officers*(25)
10.25	Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(26)
10.26	Union Bank of California, N.A. Separation Pay Plan*(27)

10.27	Philip B. Flynn Employment Agreement (effective April 1, 2004)*(28)
10.28	Philip B. Flynn Amendment of Employment Agreement (effective May 1, 2005)*(29)
10.29	David I. Matson Employment Agreement (effective January 1, 1998)*(30)
10.30	David I. Matson Amendment of Employment Agreement (effective May 1, 2005)*(31)
10.31	Written Descriptions of Compensation Arrangements for UnionBanCal Non-Employee Directors*(32)
10.32	Written Description of Compensation Arrangements for Union Bank of California, N.A. Non-Employee Directors*(33)
10.33	Repurchase Agreement between UnionBanCal Corporation and The Bank of Tokyo-Mitsubishi, Ltd., dated as of February 23, 2005(34)
10.34

Purchase and Assumption Agreement by and among Union Bank of California, N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(35)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(36)
21.1	Subsidiaries of the Registrant(36)
23.1	Consent of Deloitte & Touche LLP(36)
24.1	Power of Attorney(36)
24.2	Resolution of Board of Directors(36)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)

                (1) Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 001-15081).

                (2) Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

                (3) Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

                (4) Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

                (5) Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

                (6) Incorporated by reference to Exhibit C to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 27, 2001 (SEC File No. 001-15081).

                (7) Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

                (8) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-15081).

                (9) Incorporated by reference to Exhibit 10.14 to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 000-28118).

            (10) Incorporated by reference to Appendix B to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (SEC File No. 001-15081).

            (11) Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 23, 2006 (SEC File No. 001-15081).

            (12) Incorporated by reference to (i) Exhibit 10.2 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 and (ii) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 24, 2006 (SEC File No. 001-15081).

            (13) Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 000-28118).

            (14) Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 25, 2005 (SEC File No. 001-15081).

            (15) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (SEC File No. 001-15081).

            (16) Incorporated by reference to Exhibit 10.4 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

            (17) Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

            (18) Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-15081).

            (19) Incorporated by reference to Exhibit 10.3 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (SEC File No. 001-15081).

            (20) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

            (21) Incorporated by reference to Exhibit 10.5 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

            (22) Incorporated by reference to Exhibit 10.6 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

            (23) Incorporated by reference to Exhibit 10.14 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-15081).

            (24) Incorporated by reference to Exhibit 10.10 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-15081).

            (25) Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-15081).

            (26) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-15081).

            (27) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

            (28) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 001-15081).

            (29) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

            (30) Incorporated by reference to Exhibit 10.13 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-15081).

            (31) Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

            (32) Incorporated by reference to (i) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 27, 2005 (SEC File No. 001-15081) and (ii) Item 1 of the UnionBanCal Corporation Current Report on Form 8-K dated October 26, 2005 (SEC File No. 001-15081).

            (33) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 7, 2005 (SEC File No. 001-15081).

            (34) Incorporated by reference to Exhibit 10.25 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-15081).

            (35) Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-15081).

            (36) Provided herewith.

                 * Management contract or compensatory plan, contract or arrangement.