Form 10-Q
period 2007-03-31
UNIONBANCAL CORP
filed 2007-05-08
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock outstanding at April 30, 2007: 138,200,376

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. For a discussion of risk factors relating to the Company’s business, please refer to Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q (this Form 10-Q).

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

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•       Our business objectives, strategies and initiatives, the growth of our business and our competitive position

•       Our assessment of significant factors and developments that have affected and may affect our results

•       Pending legal and regulatory actions, and future legislative and regulatory developments, including the effects of changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the SEC and the Federal Reserve Board’s proposed Regulation R and the proposed Basel II and Basel IA rule proposals

•       Regulatory controls, processes and supervisory or enforcement actions regarding Bank Secrecy Act and anti-money laundering matters, and their impact on our business

•       The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

•       Our ability to meet regulatory requirements

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

•       Net interest income and the effects on net interest income

•       The impact of changes in interest rates on our net interest margin

•       Loan growth rates, including growth in our residential mortgage loan portfolio

•       Deposit pricing pressures and our deposit base, including trends in customers transferring funds from noninterest bearing deposits to interest bearing deposits or other investment alternatives and our belief that pricing has stabilized

•       Our relatively high proportion of average noninterest bearing deposits to total deposits

•       Deposit renewals

•       Our ability and intent to hold various securities assets

•       The formation of financial subsidiaries

•       Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook of any particular region of the U.S. including, in particular, California, Oregon and Washington

•       The composition and market sensitivity of our securities portfolios, our trading and hedging strategies and our management of the sensitivity of our balance sheet

•       Potential dividend restrictions

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

•       Our strategies and expectations regarding capital levels and returning excess capital to stockholders

•       The impact of strategic investments or other acquisitions on our business and benefits of marketing alliances

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
	March 31,	March 31,	Percent
(Dollars in thousands, except per share data)	2006	2007	Change
Results of operations:
Net interest income(1)	$466,341	$430,627	(7.66)%
(Reversal of) provision for loan losses	(7,000)	4,000	nm
Noninterest income	217,910	222,558	2.13
Noninterest expense	414,544	422,091	1.82
Income before income taxes(1)	276,707	227,094	(17.93)
Taxable-equivalent adjustment	1,248	2,115	69.47
Income tax expense	94,004	75,368	(19.82)
Income from continuing operations	181,455	149,611	(17.55)
Loss from discontinued operations, net of taxes	(8,510)	—	100.00
Net income	$172,945	$149,611	(13.49)
Per common share:
Basic earnings:
From continuing operations	$1.26	$1.08	(14.29)%
Net income	1.20	1.08	(10.00)
Diluted earnings:
From continuing operations	1.24	1.07	(13.71)
Net income	1.18	1.07	(9.32)
Dividends(2)	0.41	0.47	14.63
Book value (end of period)	31.94	32.98	3.26
Common shares outstanding (end of period)(3)(4)	143,402,332	138,117,370	(3.69)
Weighted average common shares outstanding—basic(3)(4)	143,878,106	137,942,320	(4.13)
Weighted average common shares outstanding—diluted(3)(4)	146,026,188	139,729,681	(4.31)
Balance sheet (end of period):
Total assets(5)	$48,800,945	$54,616,849	11.92%
Total loans	33,528,868	37,251,950	11.10
Nonperforming assets	42,392	41,744	(1.53)
Total deposits	39,155,904	43,797,924	11.86
Stockholders’ equity	4,579,878	4,555,439	(0.53)
Balance sheet (period average):
Total assets	$48,016,643	$52,973,203	10.32%
Total loans	34,052,067	38,458,014	12.94
Earning assets	43,084,349	48,354,950	12.23
Total deposits	38,856,033	41,483,062	6.76
Stockholders’ equity	4,538,679	4,510,205	(0.63)
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.53%	1.15%
Net income	1.46	1.15
Return on average stockholders’ equity(7):
From continuing operations	16.21	13.45
Net income	15.45	13.45
Efficiency ratio(8)	62.10	64.47
Net interest margin(1)	4.36	3.58
Dividend payout ratio	32.54	43.52
Tangible equity ratio	8.46	7.53
Tier 1 risk-based capital ratio(5)	9.09	8.42
Total risk-based capital ratio(5)	10.94	11.38
Leverage ratio(5)	8.80	8.12
Allowances for credit losses to total loans(9)	1.26	1.11
Allowances for credit losses to nonaccrual loans(9)	1,003.48	997.48
Net loans charged off to average total loans(7)	0.06	0.03
Nonperforming assets to total loans and foreclosed assets	0.13	0.11
Nonperforming assets to total assets(5)	0.09	0.08

(1)                   Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)                   Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)                   Common shares outstanding reflect common shares issued less treasury shares.

(4)                   At March 31, 2007, weighted average common shares outstanding (basic) excludes nonvested restricted shares but includes the impact of those shares in the calculation of diluted shares. The impact of this change on previous periods was not material.

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

Item 1.            Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2006	2007
Interest Income
Loans	$512,323	$601,933
Securities	96,867	107,990
Interest bearing deposits in banks	736	1,109
Federal funds sold and securities purchased under resale agreements	3,845	11,152
Trading account assets	1,431	1,587
Total interest income	615,202	723,771
Interest Expense
Deposits	115,309	222,257
Federal funds purchased and securities sold under repurchase agreements	8,802	13,524
Commercial paper	12,448	22,264
Medium and long-term debt	10,397	19,695
Trust notes	238	238
Other borrowed funds	2,915	17,281
Total interest expense	150,109	295,259
Net Interest Income	465,093	428,512
(Reversal of) provision for loan losses	(7,000)	4,000
Net interest income after (reversal of) provision for loan losses	472,093	424,512
Noninterest Income
Service charges on deposit accounts	81,635	74,945
Trust and investment management fees	50,115	48,560
Insurance commissions	19,518	20,250
Brokerage commissions and fees	7,795	9,660
Merchant banking fees	8,229	9,077
Foreign exchange gains, net	7,818	7,594
Card processing fees, net	6,697	7,127
Securities gains (losses), net	(214)	1,220
Other	36,317	44,125
Total noninterest income	217,910	222,558
Noninterest Expense
Salaries and employee benefits	252,495	258,515
Net occupancy	32,837	35,137
Outside services	28,609	19,836
Professional services	14,547	17,087
Equipment	17,922	16,554
Software	16,344	14,196
Communications	10,552	9,791
Foreclosed asset expense (income)	(7,367)	9
(Reversal of) provision for losses on off-balance sheet commitments	(3,000)	1,000
Other	51,605	49,966
Total noninterest expense	414,544	422,091
Income from continuing operations before income taxes	275,459	224,979
Income tax expense	94,004	75,368
Income from Continuing Operations	181,455	149,611
Loss from discontinued operations before income taxes	(13,603)	—
Income tax benefit	(5,093)	—
Loss from Discontinued Operations	(8,510)	—
Net Income	$172,945	$149,611
Income from continuing operations per common share—basic	$1.26	$1.08
Net Income per common share—basic	$1.20	$1.08
Income from continuing operations per common share—diluted	$1.24	$1.07
Net Income per common share—diluted	$1.18	$1.07
Weighted average common shares outstanding—basic	143,878	137,942
Weighted average common shares outstanding—diluted	146,026	139,730

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2006	2007
Assets
Cash and due from banks	$2,035,544	$2,213,782	$1,913,937
Interest bearing deposits in banks	170,187	824,456	1,008,327
Federal funds sold and securities purchased under resale agreements	513,777	943,200	2,747,300
Total cash and cash equivalents	2,719,508	3,981,438	5,669,564
Trading account assets	329,703	376,321	297,998
Securities available for sale:
Securities pledged as collateral	88,152	89,184	62,026
Held in portfolio	8,394,318	8,667,038	8,524,615
Loans (net of allowance for loan losses: March 31, 2006, $339,443; December 31, 2006, $331,077; March 31, 2007, $332,679)	33,189,425	36,340,646	36,919,271
Due from customers on acceptances	20,541	17,834	18,099
Premises and equipment, net	511,095	495,302	491,088
Intangible assets	39,186	28,930	26,687
Goodwill	453,489	453,489	453,489
Other assets	2,814,603	2,148,954	2,154,012
Assets of discontinued operations to be disposed or sold	240,925	20,440	—
Total assets	$48,800,945	$52,619,576	$54,616,849
Liabilities
Noninterest bearing	$18,118,506	$17,113,890	$16,175,362
Interest bearing	21,037,398	24,855,478	27,622,562
Total deposits	39,155,904	41,969,368	43,797,924
Federal funds purchased and securities sold under repurchase agreements	292,758	1,083,927	549,545
Commercial paper	1,420,276	1,661,163	1,424,401
Other borrowed funds	66,472	432,401	892,852
Acceptances outstanding	20,541	17,834	18,099
Other liabilities	2,259,464	1,545,165	1,292,554
Medium and long-term debt	788,763	1,318,847	2,071,263
Junior subordinated debt payable to subsidiary grantor trust	15,225	14,885	14,772
Liabilities of discontinued operations to be extinguished or assumed	201,664	4,585	—
Total liabilities	44,221,067	48,048,175	50,061,410
Commitments, contingencies and guarantees—See Note 9
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of March 31, 2006, December 31, 2006 and March 31, 2007	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 154,832,175 shares as of March 31, 2006, 156,460,057 shares as of December 31, 2006 and 156,832,956 shares as of March 31, 2007	154,832	156,460	156,833
Additional paid-in capital	1,003,013	1,083,649	1,109,817
Treasury stock—11,429,843 shares as of March 31, 2006, 17,352,803 shares as of December 31, 2006 and 18,715,586 shares as of March 31, 2007	(692,783)	(1,064,606)	(1,150,090)
Retained earnings	4,274,463	4,655,272	4,669,590
Accumulated other comprehensive loss	(159,647)	(259,374)	(230,711)
Total stockholders’ equity	4,579,878	4,571,401	4,555,439
Total liabilities and stockholders’ equity	$48,800,945	$52,619,576	$54,616,849

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders’ equity
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700
Comprehensive income
Net income—For the three months ended March 31, 2006					172,945		172,945
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(11,907)	(11,907)
Net change in unrealized losses on securities available for sale						(29,331)	(29,331)
Foreign currency translation adjustment						(16)	(16)
Total comprehensive income							131,691
Reclassification due to adoption of SFAS
No. 123(R) implementation(1)			(19,035)		19,035		—
Restricted stock granted, net of forfeitures	2,925	3	204				207
Compensation expense—stock options			6,214				6,214
Compensation expense—restricted stock			3,105				3,105
Stock options exercised	360,035	360	13,669				14,029
Excess tax benefit—stock options			3,900				3,900
Common stock repurchased(2)				(80,051)			(80,051)
Dividends declared on common stock, $0.41 per share(3)					(58,917)		(58,917)
Net change		363	8,057	(80,051)	133,063	(41,254)	20,178
BALANCE MARCH 31, 2006	154,832,175	$154,832	$1,003,013	$(692,783)	$4,274,463	$(159,647)	$4,579,878
BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401
Comprehensive income
Net income—For the three months ended March 31, 2007					149,611		149,611
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						7,588	7,588
Net change in unrealized losses on securities available for sale						17,919	17,919
Foreign currency translation adjustment						39	39
Pension and other benefits adjustment						3,117	3,117
Total comprehensive income							178,274
FIN No. 48 adjustment(4)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(5)					(20,803)		(20,803)
Stock options exercised	370,626	371	14,457				14,828
Restricted stock granted, net of forfeitures	940	1	(1)				—
Performance share units vested	1,333	1	(1)				—
Excess tax benefit—stock-based compensation			2,862				2,862
Compensation expense—stock options and other share-based awards			4,720				4,720
Compensation expense—restricted stock			3,760				3,760
Compensation expense—performance share units			371				371
Common stock repurchased(2)				(85,484)			(85,484)
Dividends declared on common stock, $0.47 per share(3)					(65,190)		(65,190)
Net change		373	26,168	(85,484)	14,318	28,663	(15,962)
BALANCE MARCH 31, 2007	156,832,956	$156,833	$1,109,817	$(1,150,090)	$4,669,590	$(230,711)	$4,555,439

(1)                   Reclassification reflects a reduction in additional paid-in capital and a corresponding credit to retained earnings for unrecognized compensation expense on nonvested restricted stock as of January 1, 2006 upon adoption of SFAS No. 123(R) “Share-Based Payment.”

(2)                   Common stock repurchased includes commission costs.

(3)                   Dividends are based on UnionBanCal Corporation’s shares outstanding as of the declaration date.

(4)                   See Note 2 of these condensed consolidated financial statements for a description of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN No. 48).

(5)                   See Note 2 of these condensed consolidated financial statements for a description of the adoption of FASB Staff Position (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2007
Cash Flows from Operating Activities:
Net income	$172,945	$149,611
Loss from discontinued operations, net of taxes	(8,510)	—
Income from continuing operations, net of taxes	181,455	149,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(7,000)	4,000
(Reversal of) provision for losses on off-balance sheet commitments	(3,000)	1,000
Depreciation, amortization and accretion	35,223	30,211
Stock-based compensation—stock options and other share-based compensation	9,526	8,851
Provision for deferred income taxes	50,398	22,959
(Gains) losses on sales of securities available for sale, net	214	(1,220)
Net decrease in accrued expenses	(58,878)	(14,323)
Net (increase) decrease in trading account assets	(17,047)	78,323
Net decrease in trading account liabilities	(1,594)	(99,424)
Net increase in prepaid expenses	(87,878)	(52,738)
Net increase (decrease) in other liabilities	816,410	(119,848)
Net increase in other assets	(632,135)	(37,403)
Loans originated for resale	(58,529)	(248,293)
Net proceeds from sales of loans originated for resale	96,558	248,060
Excess tax benefit—stock-based compensation	(3,900)	(2,862)
Other, net	5,680	(5,552)
Discontinued operations, net	126,736	14,518
Total adjustments	270,784	(173,741)
Net cash provided by (used in) operating activities	452,239	(24,130)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,041	164,021
Proceeds from matured and called securities available for sale	389,888	367,395
Purchases of securities available for sale	(758,213)	(331,751)
Net (purchases) sales of premises and equipment	2,923	(15,887)
Net increase in loans	(482,202)	(607,172)
Other, net	708	27
Discontinued operations, net	622,138	1,337
Net cash used in investing activities	(220,717)	(422,030)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(926,336)	1,828,556
Net decrease in federal funds purchased and securities sold under repurchase agreements	(358,771)	(534,382)
Net increase in commercial paper and other borrowed funds	672,236	223,689
Proceeds from issuance of medium-term debt	—	749,250
Common stock repurchased	(80,051)	(85,484)
Payments of cash dividends	(59,103)	(65,859)
Stock-based compensation exercised	17,929	17,690
Other, net	(16)	789
Discontinued operations, net	(747,910)	—
Net cash provided by (used in) financing activities	(1,482,022)	2,134,249
Net increase (decrease) in cash and cash equivalents	(1,250,500)	1,688,089
Cash and cash equivalents at beginning of period	3,969,876	3,981,438
Effect of exchange rate changes on cash and cash equivalents	132	37
Cash and cash equivalents at end of period	$2,719,508	$5,669,564
Cash Paid During the Period For:
Interest	$143,090	$355,222
Income taxes	111,783	72,071

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Under a previously announced stock repurchase program, the Company was authorized to repurchase $64.1 million of the Company’s common stock as of March 31, 2007. The Company repurchased $85.5 million of common stock in the first quarter of 2007, compared to $80 million in the first quarter of 2006. The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of the Company’s outstanding common stock at March 31, 2007.

Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

Note 2—Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. On January 1, 2007, the Company adopted FIN No. 48 and recognized a $49.3 million reduction to the beginning balance of retained earnings.

The total amount of unrecognized tax benefits as of January 1, 2007 was $137.4 million. Included in total unrecognized tax benefits was $83.5 million that, if recognized, would result in adjustments to other

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.9 million.

Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company had accrued $9.0 million of interest expense and no penalties related to unrecognized tax benefits as of the date of adoption. For the three months ended March 31, 2007, the Company accrued $1.6 million of interest expense for its uncertain tax positions. The Company does not accrue interest income on income tax refunds until they are realized.

During the next 12 months, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company with respect to certain affiliates in prior year state tax returns may lapse. As a result, the total amount of unrecognized tax benefits may decrease by zero up to $20 million, with a net impact to income tax expense of up to $13 million. The Company’s years open to examination by major jurisdictions are 2003 and forward for federal and 1998 and forward for state.

Accounting for Changes in the Timing of Cash Flows Relating to Income Taxes in Leveraged Leases

In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The FSP requires that if, during the lease term, the projected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income must be recalculated from the inception of the lease. At adoption, the change in the net investment balance resulting from the calculation would be recognized as an adjustment to the beginning balance of retained earnings. Following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption is changed. The FSP is effective for all leveraged leases on January 1, 2007. The Company invests in lease-in/lease-out (LILO) transactions that have been challenged by the Internal Revenue Service (IRS). The Company has paid the IRS the income tax associated with the LILO transactions. However, the Company is defending the initial filing position as to the timing of the tax benefits associated with these transactions. The Company adopted FSP FAS 13-2 on January 1, 2007 and recalculated these leases to reflect the potential change in the timing of income tax cash flows in accordance with this FSP. At adoption, the Company’s beginning balance of retained earnings was reduced by $20.8 million. The reduction to beginning retained earnings will be recognized in interest income over the remaining term of the affected leases.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” The Statement permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. An entity can elect the fair value option for existing assets and liabilities at the date of initial adoption and when first recognizing eligible instruments. The Statement is effective January 1, 2008 with early adoption permitted within 120 days of the current fiscal year beginning January 1, 2007 prior to the issuance of interim financial statements. Management is currently evaluating the potential impact of this Statement on the Company’s financial position and results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

Note 3—Discontinued Operations

During the third quarter of 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment reporting) to Wachovia Bank, N.A., effective October 6, 2005.

The Company accounted for this transaction as a discontinued operation and restated its prior period financial statements. The assets of the discontinued operations were reclassified as “held for sale” and accounted for at the lower of cost or fair value less the costs to sell.

Substantially all assets and liabilities of the discontinued operations were liquidated as of March 31, 2007. At March 31, 2006 and December 31, 2006 the assets and liabilities identified as discontinued operations were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2006	2006
Assets
Cash and due from banks	$108,284	$18,422
Interest bearing deposits in banks	18,489	—
Loans	101,134	1,337
Due from customers on acceptances	3,542	377
Premises and equipment	3	—
Other assets	9,473	304
Assets of discontinued operations to be disposed or sold	$240,925	$20,440
Liabilities
Noninterest bearing deposits	$124,321	$—
Interest bearing deposits	36,440	—
Other liabilities	40,904	4,585
Liabilities of discontinued operations to be extinguished or assumed	$201,665	$4,585

Interest expense was allocated to discontinued operations based on average net assets. The amount of interest expense allocated to discontinued operations for the three months ended March 31, 2006 was $0.6 million. Noninterest expense for the three months ended March 31, 2006 included compliance expenses of $4.8 million.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3—Discontinued Operations (Continued)

The components of loss from discontinued operations for the three months ended March 31, 2006 were:

For the Three
Months Ended
March 31,
(Dollars in thousands)	2006
Net interest income	$1,725
Noninterest income	5,811
Noninterest expense	21,139
Loss from discontinued operations before income taxes	(13,603)
Income tax benefit	(5,093)
Loss from discontinued operations	$(8,510)

Note 4—Earnings Per Share

Basic earnings per share (EPS) ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. Subsequent to the quarter ended March 31, 2006, the Company no longer includes nonvested restricted shares in the weighted average number of common shares outstanding—basic but includes the impact of those shares in the calculation of diluted shares. The impact of this change for the quarter ended March 31, 2006 is immaterial. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, nonvested restricted stock units and nonvested performance shares are common stock equivalents.

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2006 and 2007.

	Three Months Ended March 31,
	2006		2007
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$181,455	$181,455	$149,611	$149,611
Loss from discontinued operations	(8,510)	(8,510)	—	—
Net income	$172,945	$172,945	$149,611	$149,611
Weighted average common shares outstanding	143,878	143,878	137,942	137,942
Additional shares due to:
Assumed conversion of dilutive share-based compensation	—	2,148	—	1,788
Adjusted weighted average common shares outstanding	143,878	146,026	137,942	139,730
Income from continuing operations per share	$1.26	$1.24	$1.08	$1.07
Loss from discontinued operations per share	(0.06)	(0.06)	—	—
Net income per share	$1.20	$1.18	$1.08	$1.07

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—Earnings Per Share (Continued)

The following table provides the number of options and the corresponding exercise prices for those options, which were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 and 2007 because they were anti-dilutive.

	For the Three Months Ended March 31,
	2006	2007
Options outstanding	52,100	1,148,281
Exercise price of options	$69.18 - $71.23	$64.59 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss)

The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

	Before
	Tax	Tax	Net of
(Dollars in thousands)	Amount	Effect	Tax
For the Three Months Ended March 31, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(25,004)	$9,564	$(15,440)
Reclassification adjustment for net losses on hedges included in net income	5,722	(2,189)	3,533
Net change in unrealized losses on hedges	(19,282)	7,375	(11,907)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(47,713)	18,250	(29,463)
Reclassification adjustment for net losses on securities available for sale included in net income	214	(82)	132
Net change in unrealized losses on securities available for sale	(47,499)	18,168	(29,331)
Foreign currency translation adjustment	(26)	10	(16)
Net change in accumulated other comprehensive income (loss)	$(66,807)	$25,553	$(41,254)
For the Three Months Ended March 31, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$2,787	$(1,066)	$1,721
Reclassification adjustment for net losses on hedges included in net income	9,502	(3,635)	5,867
Net change in unrealized losses on hedges	12,289	(4,701)	7,588
Securities available for sale:
Unrealized holding gains arising during the period on securities available for sale	30,238	(11,566)	18,672
Reclassification adjustment for net gains on securities available for sale included in net income	(1,220)	467	(753)
Net change in unrealized losses on securities available for sale	29,018	(11,099)	17,919
Foreign currency translation adjustment	63	(24)	39
Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	573	(219)	354
Amortization of transition amount	(24)	9	(15)
Recognized net actuarial loss	4,499	(1,721)	2,778
Net change in pension and other benefits	5,048	(1,931)	3,117
Net change in accumulated other comprehensive income (loss)	$46,418	$(17,755)	$28,663

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Income (Loss) (Continued)

The following table presents accumulated other comprehensive income (loss) balances.

	Net	Net
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)	Foreign	Pension	Accumulated
	on Cash	on Securites	Currency	and Other	Other
	Flow	Available	Translation	Benefits	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment(1)	Income (Loss)
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the period	(11,907)	(29,331)	(16)	—	(41,254)
Balance, March 31, 2006	$(46,215)	$(103,430)	$248	$(10,250)	$(159,647)
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the period	7,588	17,919	39	3,117	28,663
Balance, March 31, 2007	$(19,817)	$(39,959)	$262	$(171,197)	$(230,711)

(1)                   Amounts prior to December 31, 2006 include only the minimum pension liability adjustment.

Note 6—Goodwill and Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at March 31, 2006 and 2007.

	March 31, 2006			March 31, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(47,368)	$19,869	$58,956	$(47,632)	$11,324
Rights-to-Expiration	36,608	(18,532)	18,076	36,608	(22,120)	14,488
Other	2,100	(859)	1,241	2,100	(1,225)	875
Total	$105,945	$(66,759)	$39,186	$97,664	$(70,977)	$26,687

Total amortization expense for the three months ended March 31, 2006 and 2007 was $3.4 million and $2.2 million, respectively.

(Dollars in thousands)	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangibles
Estimated amortization expense for the years ending:
Remaining 2007	$4,103	$2,366	$224	$6,693
2008	3,245	2,675	230	6,150
2009	1,764	2,242	177	4,183
2010	807	1,859	137	2,803
2011	443	1,519	107	2,069
2012	336	1,217	—	1,553
thereafter	626	2,610	—	3,236
Total amortization expense after March 31, 2007	$11,324	$14,488	$875	$26,687

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

The changes in the carrying amount of goodwill during the three months ended March 31, 2006 and 2007 are shown below.

(Dollars in thousands)	2006	2007
Balance, January 1,	$454,015	$453,489
Adjustment for contingent consideration	(526)	—
Balance, March 31,	$453,489	$453,489

Note 7—Business Segments

During 2006, the Company formally reorganized its operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. Management believes that this new organizational structure will enhance the Company’s focus on target markets and enterprise wide sales and service. The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

•       Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At March 31, 2006 and 2007, Retail Banking had $222.2 million of goodwill assigned to the operating segments.

•       Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At March 31, 2006 and 2007, Wholesale Banking had $231.3 million of goodwill assigned to the operating segments.

The information, set forth in the table that follows, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table, within total assets, are the amounts of goodwill for each reportable business segment as of March 31, 2006 and 2007.

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

“Other” is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, “Other” includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. Except as discussed above, none of the items in “Other” is significant to the Company’s business.

The Company’s business segments are reported from a “market view” perspective in measuring the profitability of the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.”

The reportable business segment results for the prior periods have been restated to reflect any changes in the transfer pricing methodology, organizational changes that have occurred, discontinued operations and the market view contribution.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the		As of and for the
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$230,231	$229,878	$252,535	$241,576
Noninterest income (expense)	129,902	125,632	103,124	110,021
Total revenue	360,133	355,510	355,659	351,597
Noninterest expense (income)	236,373	242,804	167,580	165,840
Credit expense (income)	6,566	6,274	25,321	25,071
Income from continuing operations before income taxes	117,194	106,432	162,758	160,686
Income tax expense (income)	44,827	40,710	54,482	49,137
Income from continuing operations	72,367	65,722	108,276	111,549
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$72,367	$65,722	$108,276	$111,549
Total assets, end of period—Market View (dollars in millions):	$16,337	$17,245	$23,341	$25,557

					UnionBanCal
	Other		Reconciling Items		Corporation
	As of and for the		As of and for the		As of and for the
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2007	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(15,274)	$(40,854)	$(2,399)	$(2,088)	$465,093	$428,512
Noninterest income (expense)	2,853	5,930	(17,969)	(19,025)	217,910	222,558
Total revenue	(12,421)	(34,924)	(20,368)	(21,113)	683,003	651,070
Noninterest expense (income)	21,527	25,216	(10,936)	(11,769)	414,544	422,091
Credit expense (income)	(38,861)	(27,317)	(26)	(28)	(7,000)	4,000
Income from continuing operations before income taxes	4,913	(32,823)	(9,406)	(9,316)	275,459	224,979
Income tax expense (income)	(1,707)	(10,916)	(3,598)	(3,563)	94,004	75,368
Income from continuing operations	6,620	(21,907)	(5,808)	(5,753)	181,455	149,611
Loss from discontinued operations, net of income taxes	(8,510)	—	—	—	(8,510)	—
Net income (loss)	$(1,890)	$(21,907)	$(5,808)	$(5,753)	$172,945	$149,611
Total assets, end of period—Market View (dollars in millions):	$9,141	$11,841	$(18)	$(26)	$48,801	$54,617

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging

Derivative positions are integral components of the Company’s designated ALM activities. The Company uses interest rate derivatives to manage the sensitivity of the Company’s net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit and other time deposits (CDs), and subordinated debt. The following describes the significant hedging strategies of the Company.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps. At March 31, 2007, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.8  years.

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

The Company uses purchased interest rate caps to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is 3-month LIBOR, based on the CDs’ original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap’s strike rate.

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

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the first quarter of 2007, the Company recognized a net gain of less than $0.1 million due to ineffectiveness, which is recognized in other noninterest expense, compared to a net loss of less than $0.1 million in the first quarter of 2006.

Fair Value Hedges

Hedging Strategy for Medium-Term Notes

In December 2006, the Company’s medium-term debt matured. Prior to the maturity, the Company engaged in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation’s five-year, medium-term debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

The fair value hedging transaction for the medium-term notes, was structured at inception to mirror all of the provisions of the medium-term notes, and allowed the Company to assume that no ineffectiveness exists.

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

Note 9—Commitments, Contingencies and Guarantees

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. As of March 31, 2007, the Company’s maximum exposure to loss for standby and commercial letters of credit was $3.7 billion and $57.4 million, respectively. At March 31, 2007, the carrying value of the Company’s standby and commercial letters of credit totaled $6.0 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At March 31, 2007, the Company had commitments to fund principal investments of $116.7 million.

The Company is fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits, and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of March 31, 2007, the Company’s maximum exposure to loss

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments, Contingencies and Guarantees (Continued)

under these guarantees is limited to a return of investor capital and minimum investment yield, or $144.1 million. The Company maintains a reserve of $5.9 million for these guarantees.

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate the sale of the commercial paper. As of March 31, 2007, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.4 billion. The Bank’s guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of March 31, 2007, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.6 billion at March 31, 2007. The market value of the associated collateral was $2.7 billion at March 31, 2007.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2007, the maximum exposure to loss under these contracts totaled $2.8 million. At March 31, 2007, the Company maintained a reserve of $0.1 million for losses related to these guarantees.

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

For further discussion of the Company’s commitments, contingencies and guarantees, see Note 24 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—Employee Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2006 and 2007.

	Pension Benefits		Other Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in thousands)	2006	2007	2006	2007
Components of net periodic benefit cost
Service cost	$13,625	$12,186	$1,785	$2,058
Interest cost	16,049	17,516	2,240	2,788
Expected return on plan assets	(28,356)	(31,579)	(2,843)	(3,470)
Amortization of prior service cost	267	64	508	509
Amortization of transition amount	—	—	(23)	(24)
Recognized net actuarial loss	7,563	3,506	1,065	993
Total net periodic benefit cost	$9,148	$1,693	$2,732	$2,854

The Company made cash contributions of $50 million to the Pension Plan in the first quarter of 2007. During 2007, the Company plans to make $20 million in contributions to the Other Benefits Plans for postretirement benefits.

For further discussion of the Company’s employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

Note 11—Medium-Term Debt

On March 23, 2007, the Bank issued $750 million of Floating Rate Senior Bank Notes due on March 23, 2009. The Senior Notes were issued at 100 percent of their face value, and bear a floating interest rate of 3-Month LIBOR plus 2 basis points. Interest is payable and reset quarterly on the 23rd of March, June, September and December of each year, with the first interest payment and interest reset date on June 23, 2007. The Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

Note 12—Management Stock Plans

The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan). Under these plans, the Company’s common stock is authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards. For further discussion of the Company’s stock plans, see Note 16 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

Under the 2000 Stock Plan, the Company grants stock options and restricted stock and issues shares of common stock upon vesting of performance shares and restricted stock units that are settled in common stock. The Company issues new shares of common stock upon exercise of outstanding stock options, granting of restricted stock awards and settlement of other awards under the stock plans. At March 31, 2007, a total of 3,832,713 shares were available for future grants under the 2000 Stock Plan as stock options, restricted stock or shares of common stock issued upon vesting of performance shares and restricted stock units settled in common stock. The remaining shares under the 1997 Stock Plan are not available for future grants.

Stock Options

The following is a summary of stock option transactions under the stock plans for the three months ended March 31, 2007.

	For the Three Months Ended March 31, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding, beginning of the period	8,326,241	$49.24
Granted	—	—
Exercised	(370,626)	40.01
Forfeited	(9,351)	67.84
Options outstanding, end of the period	7,946,264	$49.64	5.23	$116,821
Options exercisable, end of the period	5,586,713	$44.12	4.91	$108,285

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses tranches based on expected terms that result in ranges of input assumptions. Expected volatilities are based on historical data and implied volatilities from trade options on the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

The weighted-average fair value of options granted during the three months ended March 31, 2006 was $11.85 per share. There were no options granted during the three months ended March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $11.0 million and $8.4 million, respectively. The total fair value of options vested during the three months ended March 31, 2006 and 2007 was $0.8 million and $0.5 million, respectively.

The Company recognized $4.5 million of compensation cost for share-based payment arrangements related to stock option awards with $1.7 million of corresponding tax benefit for the three months ended March 31, 2007. As of March 31, 2007, the total unrecognized compensation cost related to nonvested

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

stock option awards was $11.3 million and the weighted-average period over which it is expected to be recognized was 11 months.

Restricted Stock

In general, restricted shares are granted under the 2000 Stock Plan to key employees. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions. Restricted stockholders have the right to vote their restricted shares and receive dividends.

The following is a summary of the Company’s nonvested restricted stock awards as of March 31, 2007 and changes during the period ended March 31, 2007.

	For the Three Months Ended March 31, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	840,003	$62.59
Granted	8,200	61.25
Vested	(8,543)	66.52
Forfeited	(7,260)	63.21
Nonvested restricted awards, end of the period	832,400	$62.54

The total fair value of the restricted stock awards that vested during the three months ended March 31, 2006 and 2007 was $0.1 million and $0.6 million, respectively.

The Company recognized $3.8 million of compensation cost for share-based payment arrangements related to restricted stock awards with $1.4 million of corresponding tax benefit for the three months ended March 31, 2007. As of March 31, 2007, the total unrecognized compensation cost related to nonvested restricted awards was $36.8 million, and the weighted-average period over which it is expected to be recognized was 1.7 years.

Restricted Stock Units

Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of a regular grant, and in the case of new non-employee directors, a regular grant and an initial grant. In general, the regular grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. At grant date, it was estimated that 7 percent of the units would forfeit by the vesting date. During the three months ended March 31, 2007, the Company granted 900 restricted stock units with a weighted-average grant date fair value of $61.17 per unit. There were no restricted stock units vested or forfeited during the three months ended March 31, 2007. For the three months ended March 31, 2007, the Company recognized $0.2 million of compensation cost with a corresponding $0.1 million in tax benefits related to these grants. As of March 31, 2007, the total unrecognized compensation cost related

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

to restricted stock units was $0.3 million, and the weighted-average period over which it is expected to be recognized was 9 months.

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

Performance Share Plan

Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company’s common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004, increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 2,132,333 performance shares remaining for future awards as of March 31, 2007.

All performance shares granted prior to 2006 are redeemable in cash and are therefore being accounted for as liabilities. The value of a performance share under the liability method is equal to the average month-end closing price of the Company’s common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. The total fair value of the performance shares that vested during the three months ended March 31, 2006 and 2007 was $3.5 million and $7.1 million, respectively. These amounts were paid in cash during the respective quarters, except for $0.3 million which was deferred during the three months ended March 31, 2006. There were no performance shares forfeited for the three months ended March 31, 2007. At March 31, 2006 and 2007, the Company’s liability for the cash settlement of the performance shares was $14.3 million and $5.1 million, respectively. The Company recognized $0.4 million of compensation cost related to these grants with $0.2 million of corresponding tax benefit for the three months ended March 31, 2007. As of March 31, 2007, the total unrecognized compensation cost related to these grants that are redeemable in cash was $1.0 million, and the weighted-average period over which it is expected to be recognized was 6 months.

During the three months ended March 31, 2007, there were no grants or forfeitures of performance shares that are redeemable in shares. The total fair value of these performance shares which vested was $0.2 million during the three months ended March 31, 2007. For the three months ended March 31, 2007, the Company recognized $0.4 million of compensation cost with a corresponding $0.1 million in tax benefits related to these grants. As of March 31, 2007, the total unrecognized compensation cost related to performance shares was $2.4 million, and the weighted-average period over which it is expected to be recognized was 1 year. The Company issues new shares under the 2000 Stock Plan upon vesting of these grants that are redeemable in shares.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part II Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q (this Form 10-Q) for a discussion of some factors that may cause results to differ.

You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations for the period ended March 31, 2007 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based, bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $55 billion at March 31, 2007. At March 31, 2007, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2007 results and that could impact our future results. Further detailed information will be found in other portions of this Form 10-Q that will complete your understanding of trends, events and uncertainties that will impact us.

Average loans grew 13 percent over the first quarter of 2006, with much of that growth coming from commercial and construction lending. Although the growth in residential mortgage lending slowed, our growth in that portfolio was still a solid 8 percent over the first quarter of 2006.

Our overall credit quality continues to be strong. Our nonperforming assets were $42 million, flat compared to first quarter 2006. Our net charge offs were $2 million in the first quarter of 2007 compared to $5 million in the first quarter of 2006. We provided $5 million for credit losses in the first quarter of 2007, compared with reversals of $10 million in the first quarter of 2006. Our provision was due to growth in our loan portfolio, a shift in risk-grade mix and changes in our loss factors. We expect that we will continue to provide for credit losses throughout 2007 as our credit portfolio continues to grow.

Offsetting our strong loan growth and credit quality was the decline in our noninterest bearing deposits. Compared to first quarter 2006, average noninterest bearing deposits declined by $2.4 billion as our customers shifted their balances to higher-cost deposits. In addition, between March 31, 2006 and March 31, 2007, the average cost of interest bearing deposits rose from 2.19 percent to 3.42 percent, but we believe that pricing has stabilized. Although our noninterest bearing deposits have declined, we continue to enjoy a relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers. Based on the most recent statistics available, our percentage of average noninterest bearing deposits to average total deposits ranked us second of the largest 50 U.S. banks.

In the first quarter of 2007, our net interest income was $428.5 million, a decline of $36.6 million over the first quarter of 2006, continuing the trend experienced throughout 2006 as our higher funding costs outstripped interest income earned on our loan growth.

Noninterest income grew 2 percent in the first quarter of 2007 over the first quarter of 2006 as gains on private capital investments offset reductions in our service charges on deposits.

Noninterest expense increased approximately 2 percent in the first quarter of 2007 compared to the first quarter of 2006. Although salary and employee benefits rose by 2 percent, employee benefits were lower as a result of the increase in the discount rate used to determine our pension obligations. In addition, the decreased cost for outside services was primarily due to the lower cost of services related to title and escrow deposit balances.

Our effective tax rate declined to 33.5 percent compared to 34.1 percent in the first quarter of 2006. The lower effective tax rate in 2007 results from higher income tax credits expected during the year.

In the first quarter of 2007, we repurchased 1.4 million shares of common stock for a total of $85.5 million. At March 31, 2007, we were authorized to repurchase an additional $64.1 million.

Discontinued Operations

During 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consisted of international payment and trade processing along with the related lending activities. The principal legal closing of the transaction occurred on October 6, 2005 and we received $245 million. During the second quarter of 2006, we received an additional $4 million as a contingent purchase price payment.

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. All of our offices designated for disposal were closed as of June 30, 2006. For the detailed components of our assets and liabilities from discontinued operations at March 31, 2006 and December 31, 2006, see Note 3 to the Condensed Consolidated Financial Statements of this Form 10-Q. Substantially all assets and liabilities of the discontinued operations were liquidated as of March 31, 2007.

For the three months ended March 31, 2006, loss from discontinued operations included the following:

For the Three Months Ended March 31,
(Dollars in thousands)	2006
Net interest income	$1,725
Noninterest income	5,811
Noninterest expense	21,139
Loss from discontinued operations before income taxes	(13,603)
Income tax benefit	(5,093)
Loss from discontinued operations	$(8,510)

For the three months ended March 31, 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $0.6 million. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

Included in noninterest expense were compliance related expenses of $4.8 million for the three months ended March 31, 2006.

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

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2006 Form 10-K filed with the Securities and Exchange Commission (the SEC).

Financial Performance

Summary of Financial Performance

	For the Three Months		Increase (Decrease)
	Ended March 31,		2007 versus 2006
(Dollars in thousands)	2006	2007	Amount	Percent
Results of Operations
Net interest income(1)	$465,093	$428,512	$(36,581)	(7.9)%
Noninterest income
Service charges on deposit accounts	81,635	74,945	(6,690)	(8.2)
Trust and investment management fees	50,115	48,560	(1,555)	(3.1)
Brokerage commissions and fees	7,795	9,660	1,865	23.9
Securities gains (losses), net	(214)	1,220	1,434	nm
Gain on private capital investments, net	2,827	9,095	6,268	nm
Other noninterest income	75,752	79,078	3,326	4.4
Total noninterest income	217,910	222,558	4,648	2.1
Total revenue	683,003	651,070	(31,933)	(4.7)
(Reversal of) provision for loan losses	(7,000)	4,000	11,000	nm
Noninterest expense
Salaries and employee benefits	252,495	258,515	6,020	2.4
Net occupancy	32,837	35,137	2,300	7.0
Outside services	28,609	19,836	(8,773)	(30.7)
Professional services	14,547	17,087	2,540	17.5
Software	16,344	14,196	(2,148)	(13.1)
Advertising and public relations	10,231	8,389	(1,842)	(18.0)
Foreclosed asset expense (income)	(7,367)	9	7,376	nm
(Reversal of) provision for losses on off-balance sheet commitments	(3,000)	1,000	4,000	nm
Other noninterest expense	69,848	67,922	(1,926)	(2.8)
Total noninterest expense	414,544	422,091	7,547	1.8
Income from continuing operations before income taxes	275,459	224,979	(50,480)	(18.3)
Income tax expense	94,004	75,368	(18,636)	(19.8)
Income from continuing operations	$181,455	$149,611	$(31,844)	(17.5)%

(1)                   Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

The primary contributors to our financial performance for the first quarter of 2007 compared to the first quarter of 2006 are presented below.

•       After several years of reducing the level of our allowances for credit losses, we provided a total of $5 million for credit losses primarily due to loan growth, a shift in risk-grade mix and changes in our loss factors. Overall credit quality remained excellent. However, we believe that the trend of improving credit quality could be at its peak. (See our discussion under “Allowances for Credit Losses.”)

•       Our net interest income was unfavorably influenced by higher rates on interest bearing liabilities, lower hedge income and lower noninterest bearing deposit volumes. Offsetting these negative influences to our net interest income were higher earning asset volumes (including higher volume for commercial, financial and industrial loans, residential mortgages and construction loans) and higher average yields on our earning assets. (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits decreased primarily due to lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances, as well as from lower demand deposit balances;

—              Trust and investment management fees were lower primarily due to a $3.8 million one-time increase in trust fees resulting from a refinement in accrual methodology in the first quarter of 2006, which was partly offset by an increase in fund fees in the first quarter of 2007 due to growth in asset balances and better rates of return. Managed assets increased by approximately 8 percent, while non-managed assets increased by approximately 11 percent from March 31, 2006 to March 31, 2007. Total assets under administration increased by approximately 11 percent, to $240.1 billion, for the same period;

—              Net gains on private capital investments were higher compared to the prior year due to higher sales and capital distributions; and

—              Insurance commissions, merchant banking fees and gains on the sale of syndicated loans also increased our other noninterest income compared to first quarter 2006.

Our higher noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       annual merit increases; and

•       higher bonuses and other performance-related incentives; partially offset by

•       lower pension expenses related to a change in the discount rate used to estimate future liabilities, which increased from 5.5% to 6.0%;

—              Outside services expense decreased mainly due to lower cost of services related to the 12 percent decline in title and escrow deposits and a shift by our customers to the utilization of lower yielding title and escrow loans;

—              Professional services expense increased mainly due to compliance-related expenses;

—              Software expense decreased mainly due to a $1.4 million write-off of a project in the first quarter of 2006;

—              Provision for losses on off-balance sheet commitments increased as a result of higher growth in our loan commitments and a shift in the risk-grade mix, partially offset by declines in our loss factors; and

—              Foreclosed asset income reflected a gain on the sale of a foreclosed property in the first quarter of 2006.

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended
	March 31, 2006			March 31, 2007			Increase (Decrease) in
		Interest	Average		Interest	Average	Average		Interest Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense (1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$12,371,594	$195,952	6.42%	$14,684,098	$237,278	6.55%	$2,312,504	19%	$41,326	21%
Construction	1,523,270	26,958	7.18	2,233,131	42,775	7.77	709,861	47	15,817	59
Residential mortgage	11,446,831	143,340	5.01	12,386,306	163,766	5.29	939,475	8	20,426	14
Commercial mortgage	5,652,445	97,301	6.98	6,064,169	106,966	7.15	411,724	7	9,665	10
Consumer	2,489,296	45,095	7.35	2,542,507	48,979	7.81	53,211	2	3,884	9
Lease financing	568,631	4,342	3.05	547,803	3,738	2.73	(20,828)	(4)	(604)	(14)
Total Loans	34,052,067	512,988	6.09	38,458,014	603,502	6.34	4,405,947	13	90,514	18
Securities—taxable	8,233,854	96,053	4.67	8,580,315	107,268	5.00	346,461	4	11,215	12
Securities—tax-exempt	65,204	1,298	7.96	57,654	1,154	8.01	(7,550)	(12)	(144)	(11)
Interest bearing deposits in banks	59,847	736	4.99	79,562	1,109	5.65	19,715	33	373	51
Federal funds sold and securities purchased under resale agreements	345,342	3,845	4.52	846,042	11,152	5.35	500,700	145	7,307	190
Trading account assets	328,035	1,530	1.89	333,363	1,701	2.07	5,328	2	171	11
Total earning assets	43,084,349	616,450	5.77	48,354,950	725,886	6.06	5,270,601	12	109,436	18
Allowance for loan losses	(348,626)			(330,277)			18,349	(5)
Cash and due from banks	2,119,926			1,949,232			(170,694)	(8)
Premises and equipment, net	527,001			493,055			(33,946)	(6)
Other assets	2,633,993			2,506,243			(127,750)	(5)
Total assets	$48,016,643			$52,973,203			$4,956,560	10%
Liabilities
Deposits:
Transaction accounts	$13,261,888	$62,358	1.91	$13,534,373	$91,505	2.74	$272,485	2%	$29,147	47
Savings and consumer time	4,467,627	18,487	1.68	4,415,261	26,957	2.48	(52,366)	(1)	8,470	46
Large time	3,608,597	34,464	3.87	8,435,137	103,795	4.99	4,826,540	134	69,331	201
Total interest bearing deposits	21,338,112	115,309	2.19	26,384,771	222,257	3.42	5,046,659	24	106,948	93
Federal funds purchased and securities sold under repurchase agreements	874,055	9,410	4.37	1,046,439	13,524	5.24	172,384	20	4,114	44
Net funding allocated from (to) discontinued operations(4)	(57,088)	(608)	4.32	—	—	—	57,088	(100)	608	(100)
Commercial paper	1,242,465	12,448	4.06	1,783,758	22,264	5.06	541,293	44	9,816	79
Other borrowed funds	268,262	2,915	4.41	1,309,102	17,281	5.35	1,040,840	388	14,366	493
Medium and long-term debt	800,014	10,397	5.27	1,371,446	19,695	5.82	571,432	71	9,298	89
Trust notes	15,280	238	6.24	14,827	238	6.43	(453)	(3)	—	0
Total borrowed funds	3,142,988	34,800	4.49	5,525,572	73,002	5.36	2,382,584	76	38,202	110
Total interest bearing liabilities	24,481,100	150,109	2.49	31,910,343	295,259	3.75	7,429,243	30	145,150	97
Noninterest bearing deposits	17,517,921			15,098,291			(2,419,630)	(14)
Other liabilities	1,478,943			1,454,364			(24,579)	(2)
Total liabilities	43,477,964			48,462,998			4,985,034	11
Stockholders’ Equity
Common equity	4,538,679			4,510,205			(28,474)	(1)
Total stockholders’ equity	4,538,679			4,510,205			(28,474)	(1)
Total liabilities and stockholders’ equity	$48,016,643			$52,973,203			$4,956,560	10%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		466,341	4.36%		430,627	3.58%			(35,714)	(8)
Less: taxable-equivalent adjustment		1,248			2,115				867	69
Net interest income		$465,093			$428,512				$(36,581)	(8)%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	March 31, 2006
Assets	$618,653
Liabilities	$561,565
Net assets	$57,088

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

Net interest income in the first quarter of 2007, on a taxable-equivalent basis, decreased 8 percent from the first quarter of 2006. Our net interest margin decreased by 78 basis points. These results were primarily due to the following:

•       Average earning assets increased $5.3 billion, or 12.2 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.3 billion increase in average commercial loans, including a $0.7 billion increase in lower yielding loans related to title and escrow customers, and a $0.9 billion increase in average residential mortgages;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 29 basis points, despite being negatively impacted by lower hedge income, which decreased by $2.5 million;

•       Average noninterest bearing deposits decreased $2.4 billion, or 14 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $1.7 billion, or 15 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or 12 percent. Average noninterest bearing deposits represented 36 percent of average total deposits in the first quarter of 2007 compared to 45 percent in the first quarter of 2006; and

•       In the first quarter of 2007, the annualized average all-in cost of funds was 2.55 percent, reflecting an average deposit-to-loan ratio of 108 percent and a relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers. In the first quarter of 2006, the annualized all-in cost of funds was 1.45 percent and our average deposit-to-loan ratio was 114 percent.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For loans, we had hedge expense of $7.8 million and $10.3 million for the quarters ended March 31, 2006 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $0.9 million and $0.1 million for the quarters ended March 31, 2006 and 2007, respectively.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense that exceeded 1% of our total revenues for the three months ended March 31, 2006 and 2007.

Noninterest Income

	For the Three Months Ended
	March 31,	March 31,	Increase (Decrease)
(Dollars in thousands)	2006	2007	Amount	Percent
Service charges on deposit accounts	$81,635	$74,945	$(6,690)	(8.2)%
Trust and investment management fees	50,115	48,560	(1,555)	(3.1)
Insurance commissions	19,518	20,250	732	3.8
Brokerage commissions and fees	7,795	9,660	1,865	23.9
Merchant banking fees	8,229	9,077	848	10.3
Foreign exchange gains, net	7,818	7,594	(224)	(2.9)
Card processing fees, net	6,697	7,127	430	6.4
Securities gains (losses), net	(214)	1,220	1,434	nm
Gain on private capital investments, net	2,827	9,095	6,268	nm
Other	33,490	35,030	1,540	4.6

Total noninterest income	$217,910	$222,558	$4,648	2.1%

nm - not meaningful

Noninterest Expense

	For the Three Months Ended
	March 31,	March 31,	Increase (Decrease)
(Dollars in thousands)	2006	2007	Amount	Percent
Salaries and other compensation	$194,259	$207,657	$13,398	6.9%
Employee benefits	58,236	50,858	(7,378)	(12.7)
Salaries and employee benefits	252,495	258,515	6,020	2.4
Net occupancy	32,837	35,137	2,300	7.0
Outside services	28,609	19,836	(8,773)	(30.7)
Professional services	14,547	17,087	2,540	17.5
Equipment	17,922	16,554	(1,368)	(7.6)
Software	16,344	14,196	(2,148)	(13.1)
Communications	10,552	9,791	(761)	(7.2)
Advertising and public relations	10,231	8,389	(1,842)	(18.0)
Data processing	7,398	8,241	843	11.4
Intangible asset amortization	3,430	2,243	(1,187)	(34.6)
Foreclosed asset expense (income)	(7,367)	9	7,376	nm
(Reversal of) provision for losses on off-balance sheet commitments	(3,000)	1,000	4,000	nm
Other	30,546	31,093	547	1.8
Total noninterest expense	$414,544	$422,091	$7,547	1.8%

nm - not meaningful

Income Tax Expense

Our effective tax rate in the first quarter of 2007 was 33.5 percent compared to 34.1 percent for the first quarter of 2006. The lower effective tax rate in 2007 was due primarily to higher tax credits in 2007.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” in our 2006 Form 10-K.

Loans

The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) March 31, 2007 From:
	March 31,	December 31,	March 31,	March 31, 2006		December 31, 2006
(Dollars in thousands)	2006	2006	2007	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$11,666,818	$12,944,771	$13,274,776	$1,607,958	13.8%	$330,005	2.5%
Construction	1,598,162	2,175,545	2,258,668	660,506	41.3	83,123	3.8
Mortgage:
Residential	11,570,355	12,343,792	12,419,376	849,021	7.3	75,584	0.6
Commercial	5,647,089	6,028,242	6,158,255	511,166	9.1	130,013	2.2
Total mortgage	17,217,444	18,372,034	18,577,631	1,360,187	7.9	205,597	1.1
Consumer:
Installment	947,881	1,137,401	1,192,442	244,561	25.8	55,041	4.8
Revolving lines of credit	1,532,671	1,401,173	1,341,608	(191,063)	(12.5)	(59,565)	(4.3)
Total consumer	2,480,552	2,538,574	2,534,050	53,498	2.2	(4,524)	(0.2)
Lease financing	563,491	581,203	548,624	(14,867)	(2.6)	(32,579)	(5.6)
Total loans held to maturity	33,526,467	36,612,127	37,193,749	3,667,282	10.9	581,622	1.6
Total loans held for sale	2,401	59,596	58,201	55,800	nm	(1,395)	(2.3)
Total loans	$33,528,868	$36,671,723	$37,251,950	$3,723,082	11.1%	$580,227	1.6%

nm = not meaningful

Commercial, Financial and Industrial Loans

The commercial, financial and industrial loan portfolio continues to represent the largest category in our loan portfolio. These loans are extended principally to corporations, middle-market businesses, and small businesses, with no industry concentration exceeding 10 percent of total loans. Although many of our customers are located in California, the portfolio has a high degree of geographic diversification based upon our customers’ revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

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

The commercial, financial and industrial loan portfolio increased in the first quarter of 2007 from the first quarter of 2006 mainly due to increased loan demand primarily in the oil and gas, national corporate and California middle market segments.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase in the first quarter of 2007 from the first quarter of 2006 was due to increased demand for income property and residential construction projects with apartment financing representing the largest component.

The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages between the first quarter of 2007 and the first quarter of 2006 was mainly due to increased demand in the California middle market for real estate related financing.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

At March 31, 2007, 64 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 65 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

We do not offer subprime loan products. However, we do have several loan products that allow a customer to move more quickly through the loan origination process by reducing or eliminating the need to verify the income or assets of the customer. We refer to these loans as “no doc” or “low doc” loans. “No doc” loans are only available for owner-occupied properties and eliminate the verification of both income and assets, while “low doc” loans require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at March 31, 2007 were significantly lower than fully documented loans. At March 31, 2007, the total amount of “no doc” and “low doc” loans past due 30 days or more was $5.8 million.

We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

Consumer Loans

We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The primary driver of the increase in consumer loans from the first quarter of 2006 was our “Flex Equity Line/Loan” product. The “Flex Equity Line/Loan” allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert their “Flex Equity Lines/Loans” to fixed rate loans, these new loans are classified as installments loans. We offer a “Flex Equity High LTV” product, which allows our customers to draw up to 100 percent of the value of their real estate or $150 thousand, whichever is less.

Lease Financing

We offer two types of leases to our customers:  direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $524 million, which are net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

On January 1, 2007, we adopted FASB Staff Position FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”  See Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the adoption of this FSP.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31, 2007 for those countries where such outstandings exceeded 1 percent of total assets. For the periods ended March 31, 2006 and December 31, 2006 there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the countries shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
March 31, 2007
Canada	$270	$—	$603	$873
Germany	610	—	—	610
Switzerland	600	—	—	600

Provision for Credit Losses

We recorded a provision for loan losses of $4 million in the first quarter of 2007, compared with a reversal of the allowance for loan losses of $7 million in the first quarter of 2006. There was a $1 million provision for losses related to the change in the allowance for losses on off-balance sheet commitments in the first quarter of 2007 compared to a $3 million reversal of allowance for losses on off-balance sheet commitments in the first quarter of 2006. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below.

Allowances for Credit Losses

Allowance Policy and Methodology

We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Comparison of the Total Allowances and Related Provision for Credit Losses from December 31, 2006

At March 31, 2007, our total allowances for credit losses were $415 million, which consisted of $333 million related to loans and $82 million related to off-balance sheet commitments. The allowances for credit losses consisted of $358 million and $57 million of allocated and unallocated allowance, respectively. At March 31, 2007, our allowances for credit loss coverage ratios were 1.11 percent of total loans and 997 percent of total nonaccrual loans. At December 31, 2006, our total allowances for credit losses were $412 million, or 1.12 percent of the total loan portfolio and 987 percent of total nonaccrual loans.

In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At both March 31, 2007 and December 31, 2006, total impaired loans were $27 million, and the associated impairment allowance was $3 million.

At March 31, 2007 and December 31, 2006, the allowance for losses related to off-balance sheet commitments included within our total allowances for credit losses, was $82 million and $81 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

We recorded a provision for credit losses of $5 million in the first quarter of 2007, as a result of management’s assessment of factors, including the credit quality of our credit portfolio, slower future growth in the U.S. economy (including a significant slow down in the housing market and the potential adverse impact of higher fuel prices on the economy) and growth and changes in the composition of our credit portfolio.

During the first quarter of 2007, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

Changes in the Allocated (Formula and Specific) Allowance

At March 31, 2007, the formula allowance increased to $352 million from $347 million at December 31, 2006. The net increase was due primarily to a shift in the risk-grade mix of loans and growth in our loan portfolio, partially offset by declines in our loss factors. At March 31, 2007, the specific allowance of $6 million was unchanged from December 31, 2006.

Changes in the Unallocated Allowance

At March 31, 2007, the unallocated allowance decreased modestly to $57 million from $59 million at December 31, 2006, reflecting management’s belief that maintaining the unallocated allowance near our December 31, 2006 assessment is appropriate based on continuing uncertainty associated with our principal portfolio segments as we approach a turning point in credit quality trends. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

In our assessment as of March 31, 2007, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

The following describes some of the specific conditions we considered.

•       With respect to commercial real estate, we considered the substantial weakness in the residential construction market, partly offset by improvement in the commercial real estate construction sector, which could be in the range of $8 million to $22 million.

•       With respect to fuel prices, we considered the ability of borrowers to absorb higher fuel prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy, which could be in a range of $3 million to $14 million.

•       With respect to concentrated sales, which include suppliers of “big box” stores like Costco, Wal-Mart, Home Depot, Lowe’s and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $7 million to $12 million.

•       With respect to contractors, we considered the weakening residential housing market, partly offset by an improvement in commercial real estate construction, which could be in the range of $5 million to $7 million.

•       With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, which could be in the range of $2 million to $4 million.

Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months
	Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2006	2007	Amount	Percent
Balance, beginning of period	$351,532	$331,077	$(20,455)	(5.8)%
Loans charged off:
Commercial, financial and industrial	10,744	3,078	(7,666)	(71.4)
Consumer	918	1,341	423	46.1
Lease financing	19	—	(19)	(100.0)
Total loans charged off	11,681	4,419	(7,262)	(62.2)
Recoveries of loans previously charged off:
Commercial, financial and industrial	1,909	1,694	(215)	(11.3)
Mortgage	2	—	(2)	(100.0)
Consumer	440	281	(159)	(36.1)
Lease financing	4,228	8	(4,220)	(99.8)
Total recoveries of loans previously charged off	6,579	1,983	(4,596)	(69.9)
Net loans charged off	5,102	2,436	(2,666)	(52.3)
(Reversal of) provision for loan losses	(7,000)	4,000	11,000	nm
Foreign translation adjustment and other net additions	13	38	25	nm
Ending balance of allowance for loan losses	$339,443	$332,679	$(6,764)	(2.0)
Allowance for losses on off-balance sheet commitments	83,374	82,374	(1,000)	(1.2)
Allowances for credit losses	$422,817	$415,053	$(7,764)	(1.8)%
Allowances for credit losses to total loans	1.26%	1.11%
(Reversal of) provision for loan losses to net loans charged off	nm	164.20
Net loans charged off to average loans outstanding for the period(1)	0.06	0.03

(1)                   Annualized.

nm = not meaningful

Total loans charged off in the first quarter of 2007 decreased from the first quarter of 2006, primarily due to the charge off of four commercial loans, each in excess of $1 million, in the first quarter of 2006. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provision for credit losses. In addition, first quarter 2007 recoveries of loans previously charged off decreased from the first quarter of 2006 primarily as result of the higher levels of loans charged off in periods prior to March 31, 2006. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Consolidated Financial Statements included in our 2006 Form 10-K.

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) March 31, 2007 From:
	March 31,	December 31,	March 31,	March 31, 2006		December 31, 2006
(Dollars in thousands)	2006	2006	2007	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$18,691	$7,552	$5,120	$(13,571)	(72.6)%	$(2,432)	(32.2)%
Commercial mortgage	8,257	19,187	21,489	13,232	nm	2,302	12.0
Lease financing	15,187	15,047	15,001	(186)	(1.2)	(46)	(0.3)
Total nonaccrual loans	42,135	41,786	41,610	(525)	(1.2)	(176)	(0.4)
Foreclosed assets	257	579	134	(123)	(47.9)	(445)	(76.9)
Total nonperforming assets	$42,392	$42,365	$41,744	$(648)	(1.5)	$(621)	(1.5)
Allowances for credit losses(1)	$422,817	$412,451	$415,053	$(7,764)	(1.8)%	$2,602	0.6%
Nonaccrual loans to total loans	0.13%	0.11%	0.11%
Allowances for credit losses to nonaccrual loans	1,003.48	987.06	997.48
Nonperforming assets to total loans and foreclosed assets	0.13	0.12	0.11
Nonperforming assets to total assets	0.09	0.08	0.08

(1)                   Includes allowance for losses related to off-balance sheet commitments.

nm = not meaningful

During the first quarter of 2007, we had $2.7 million in sales of nonperforming loans compared to $17.7 million in sales in the first quarter of 2006. Losses and recoveries that result when the sale decision is made are reflected in our net charge offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) March 31, 2007 From:
	March 31,	December 31,	March 31,	March 31, 2006		December 31, 2006
(Dollars in thousands)	2006	2006	2007	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$412	$3,085	$648	$236	57.3%	$(2,437)	(79.0)%
Mortgage:
Residential	2,968	2,359	3,793	825	27.8	1,434	60.8
Commercial	1,007	2,155	201	(806)	(80.0)	(1,954)	(90.7)
Total mortgage	3,975	4,514	3,994	19	0.5	(520)	(11.5)
Consumer and other	812	1,706	1,540	728	89.7	(166)	(9.7)
Total loans 90 days or more past due and still accruing	$5,199	$9,305	$6,182	$983	18.9%	$(3,123)	(33.6)%

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk exists primarily in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of Treasury risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables and to ensure the Bank has adequate sources of liquidity. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time and capital stability.

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

The Treasurer is primarily responsible for the implementation of Asset Liability risk management strategies approved by ALCO and for operating management of market risk through the funding, investment, and derivatives hedging activities of Corporate Treasury. The manager of the Global Markets Division is responsible for operating management of price risk through the trading activities conducted in that division. The Market Risk Monitoring unit is responsible for the monitoring of market risk and functions independently of all operating and management units.

We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

Interest Rate Risk Management (Other Than Trading)

During the first quarter of 2007, our interest rate risk profile remained neutral to slightly liability sensitive primarily as a result of trends in our unhedged, core balance sheet including wholesale funding replacing declining noninterest bearing deposit balances. In February 2007, we added $500 million of new floor hedges to maintain our downside neutral to liability-sensitivity (see our discussion of “ALM Derivatives” below).

At March 31, 2007, Economic Net Interest Income (NII) sensitivity was neutral to slightly liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.36 percent, while a similar downward shift would increase it by 1.07 percent. This compares with an estimated 1.01 percent increase and 1.21 percent decrease, respectively, at March 31, 2006. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is more asset sensitive or less liability sensitive than Economic NII.

Economic NII

	March 31,	December 31,	March 31,
(Dollars in millions)	2006	2006	2007
+200 basis points	$20.4	$(7.0)	$(6.5)
as a percentage of base case NII	1.01%	(0.37)%	(0.36)%
-200 basis points	$(24.5)	$20.5	$19.6
as a percentage of base case NII	(1.21)%	1.09%	1.07%

The figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this approach provides the best representation of our risk profiles.

In the case of non-parallel yield curve changes, our Economic NII is liability sensitive to changes in short-term rates (with long-term rates held constant) and asset sensitive to changes in long-term rates

(with short-term rates held constant). In other words, our Economic NII will benefit from curve steepening with short (long) rates dropping (rising) and will contract from the curve further inverting with long (short) rates dropping (rising).

ALM Activities

During the first quarter of 2007, our unhedged, core balance sheet became significantly less asset sensitive compared to the first quarter of 2006. The change in the risk profile of the core balance sheet resulted primarily from a decline in core deposit balances and an increased asset growth funded by proportionally more short-term wholesale liabilities. At March 31, 2007, the core balance sheet continues to be slightly asset sensitive meaning that the current mix of assets reprices slightly faster than our current mix of liabilities. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first quarter of 2007, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the quarter as described below.

ALM Securities

At March 31, 2006 and 2007, our available for sale securities portfolio included $6.6 billion and $6.5 billion, respectively, of securities for ALM purposes. At March 31, 2007, approximately $2.8 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2007, we purchased approximately $203 million of securities while approximately $361 million of ALM securities matured or were called. The composition of the portfolio is expected to remain relatively stable in 2007. Based on current prepayment projections, the estimated ALM portfolio effective duration was 2.0 at March 31, 2007, compared to 2.3 at March 31, 2006.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.0 suggests an expected price change of approximately minus 2.0 percent for an immediate 1.0 percent increase in interest rates.

ALM Derivatives

During the first quarter of 2007, the ALM derivatives portfolio decreased by a net $300 million notional amount, as $500 million of notional amount of LIBOR floor contracts were purchased to maintain the downside neutral to liability-sensitivity of our overall risk position, offset partially by maturities of $800 million notional amount of receive fixed interest rate swaps.

The fair value of the ALM derivative contracts increased during the first quarter of 2007 as a result of maturities and declines in the remaining maturity of several interest rate swap contracts in a loss position. In addition, the value of our remaining receive fixed interest rate swaps and floor option contracts gained with the decline in expected future interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q and Note 19 to the Consolidated Financial Statements included in our 2006 Form 10-K.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of March 31, 2006, December 31, 2006 and March 31, 2007 and the change in fair value between December 31, 2006 and March 31, 2007.

(Dollars in thousands)	March 31, 2006	December 31, 2006	March 31, 2007	Increase / (Decrease) From December 31, 2006 to March 31, 2007
Total gross notional amount of positions held for purposes other than trading:	$6,800,000	$8,250,000	$7,950,000	$(300,000)
Of which, interest rate swaps pay fixed rates of interest:	$—	$—	$—	$—
Fair value of positions held for purposes other than trading:
Gross positive fair value	$13,370	$44,720	$46,739	$2,019
Gross negative fair value	$69,746	$37,682	$25,411	$(12,271)
Positive (Negative) Fair value of positions, net	$(56,376)	$7,038	$21,328	$14,290

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

As of March 31, 2007, we had $10.6 billion notional amount of interest rate derivative contracts, which included approximately $5.3 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and match these contracts, at a credit spread, to contracts with major dealers, thus neutralizing the related market risk on all customer transactions.

We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. Consistent with our customer interest rate derivatives business, all transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of March 31, 2007, we had $3.5 billion notional amount of energy derivative contracts, which included, approximately $1.8 billion notional amount of derivative contracts entered into as an accommodation for customers.

For information about our market risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Liquidity Risk

Liquidity risk is the undue risk to our earnings and capital, which would result from our inability to meet our obligations as they come due without incurring unacceptable costs. The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO. Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits, asset liquidation, including securities sold under repurchase agreements, and wholesale funding, which includes funds raised from interbank and other sources, both domestic and offshore. The Treasurer is responsible for operating management of liquidity through the funding and investment functions of

Corporate Treasury. ALCO also maintains a Liquidity Contingency Plan, the objective of which is to identify actions to be taken to ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank’s normal funding activities.

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $33 billion in average core deposits (which consists of demand deposits, money market demand accounts, savings and consumer time deposits), combined with average common stockholders’ equity, funded 71 percent of average total assets of approximately $53 billion in the first quarter of 2007. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper, and other borrowings. During the first quarter of 2007, we modestly extended the weighted average maturity of our wholesale borrowing position to enhance our overall liquidity profile.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At March 31, 2007, we could have sold or transferred under repurchase agreements approximately $4.2 billion of our available for sale securities including excess pledged securities available for withdrawal on short notice. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $1.3 billion in the first quarter of 2007. Additional liquidity may be provided through loan maturities and sales.

In first quarter 2007, the Bank issued $750 million of two-year floating rate senior notes under the $4 billion Bank Note Program initiated in 2006. Combined with the $700 million, ten-year, fixed rate subordinated note issuance in 2006, remaining available funding from the Bank Note Program is $2.55 billion. In first quarter 2007, the Bank completed the process to become an active member of the Federal Home Loan Bank of San Francisco. Membership will give the Bank an additional back-up source of liquidity.

In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of March 31, 2007, $600 million of debt or other securities were available for issuance under this shelf registration. Although we do not have firm commitments in place to sell securities under the Bank Note Program or the shelf registration statement, these sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any single source of liquidity and manages availability in response to changing balance sheet needs.

Regulatory Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

				Minimum
	March 31,	December 31,	March 31,	Regulatory
(Dollars in thousands)	2006	2006	2007	Requirement
Capital Components
Tier 1 capital	$4,243,053	$4,333,865	$4,291,483
Tier 2 capital	862,051	1,509,338	1,511,809
Total risk-based capital	$5,105,104	$5,843,203	$5,803,292
Risk-weighted assets	$46,657,433	$49,904,203	$50,996,413
Quarterly average assets	$48,200,458	$51,353,681	$52,858,843

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$5,105,104	10.94%	$5,843,203	11.71%	$5,803,292	11.38%	≥$ 4,079,713	8.0%
Tier 1 capital (to risk-weighted assets)	4,243,053	9.09	4,333,865	8.68	4,291,483	8.42	≥ 2,039,857	4.0
Leverage(1)	4,243,053	8.80	4,333,865	8.44	4,291,483	8.12	≥ 2,114,354	4.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

				Minimum	Well-Capitalized
	March 31,	December 31,	March 31,	Regulatory	Regulatory
(Dollars in thousands)	2006	2006	2007	Requirement	Requirement
Capital Components
Tier 1 capital	$4,377,832	$4,179,359	$4,218,036
Tier 2 capital	426,955	1,100,287	1,103,054
Total risk-based capital	$4,804,787	$5,279,646	$5,321,090
Risk-weighted assets	$45,943,246	$49,385,397	$50,527,546
Quarterly average assets	$47,563,560	$50,686,185	$52,300,597

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$4,804,787	10.46%	$5,279,646	10.69%	$5,321,090	10.53%	≥$ 4,042,204	8.0%	≥$ 5,052,755	10.0%
Tier 1 capital (to risk-weighted assets)	4,377,832	9.53	4,179,359	8.46	4,218,036	8.35	≥ 2,021,102	4.0	≥ 3,031,653	6.0
Leverage(1)	4,377,832	9.20	4,179,359	8.25	4,218,036	8.06	≥ 2,092,024	4.0	≥ 2,615,030	5.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

We and Union Bank of California are subject to various regulations of the federal banking agencies, including minimum capital requirements. We both are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio).

The decrease in the Tier 1 and Total capital ratios from December 31, 2006 was primarily due to an increase in risk-weighted assets stemming from growth in our loan portfolio and a decrease in capital resulting from the adoption of FIN No. 48 and FSP FAS 13-2. For additional information on the impact of adoption of these accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements of this Form 10-Q. The decrease in our leverage ratios from December 31, 2006 was primarily due to the increase in our quarterly average assets.

As of March 31, 2007, management believes the capital ratios of Union Bank of California met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses’ financial condition and results of operations as if they were independent entities. In 2006, we changed our reporting to reflect a “market view” perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.” The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Retail Banking				Wholesale Banking
	As of and for the three Months				As of and for the three Months
	Ended March 31,		Increase/(decrease)		Ended March 31,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$230,231	$229,878	$(353)	0%	$252,535	$241,576	$(10,959)	(4)%
Noninterest income (expense)	129,902	125,632	(4,270)	(3)	103,124	110,021	6,897	7
Total revenue	360,133	355,510	(4,623)	(1)	355,659	351,597	(4,062)	(1)
Noninterest expense (income)	236,373	242,804	6,431	3	167,580	165,840	(1,740)	(1)
Credit expense (income)	6,566	6,274	(292)	(4)	25,321	25,071	(250)	(1)
Income from continuing operations before income taxes	117,194	106,432	(10,762)	(9)	162,758	160,686	(2,072)	(1)
Income tax expense (income)	44,827	40,710	(4,117)	(9)	54,482	49,137	(5,345)	(10)
Income from continuing operations	72,367	65,722	(6,645)	(9)	108,276	111,549	3,273	3
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$72,367	$65,722	$(6,645)	(9)	$108,276	$111,549	$3,273	3
Average balances—Market View (dollars in millions):
Total loans	$15,266	$16,249	$983	6	$18,811	$22,204	$3,393	18
Total assets	16,137	17,087	950	6	23,446	27,131	3,685	16
Total deposits	19,158	18,592	(566)	(3)	18,440	18,256	(184)	(1)
Financial ratios—Market View
Risk adjusted return on capital(1)	46%	40%			21%	20%
Return on average assets(1)	1.82	1.56			1.87	1.67
Efficiency ratio(2)	65.63	68.29			49.19	47.17

							UnionBanCal
	Other				Reconciling Items		Corporation
	As of and for the three Months				As of and for the three Months		As of and for the three Months
	Ended March 31,		Increase/(decrease)		Ended March 31,		Ended March 31,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(15,274)	$(40,854)	$(25,580)	(167)%	$(2,399)	$(2,088)	$465,093	$428,512	$(36,581)	(8)%
Noninterest income (expense)	2,853	5,930	3,077	108	(17,969)	(19,025)	217,910	222,558	4,648	2
Total revenue	(12,421)	(34,924)	(22,503)	(181)	(20,368)	(21,113)	683,003	651,070	(31,933)	(5)
Noninterest expense (income)	21,527	25,216	3,689	17	(10,936)	(11,769)	414,544	422,091	7,547	2
Credit expense (income)	(38,861)	(27,317)	11,544	30	(26)	(28)	(7,000)	4,000	11,000	157
Income from continuing operations before income taxes	4,913	(32,823)	(37,736)	(768)	(9,406)	(9,316)	275,459	224,979	(50,480)	(18)
Income tax expense (income)	(1,707)	(10,916)	(9,209)	(539)	(3,598)	(3,563)	94,004	75,368	(18,636)	(20)
Income from continuing operations	6,620	(21,907)	(28,527)	(431)	(5,808)	(5,753)	181,455	149,611	(31,844)	(18)
Loss from discontinued operations, net of income taxes	(8,510)	—	8,510	100	—	—	(8,510)	—	8,510	100
Net income (loss)	$(1,890)	$(21,907)	$(20,017)	(1,059)	$(5,808)	$(5,753)	$172,945	$149,611	$(23,334)	(13)
Average balances—Market View (dollars in millions):
Total loans	$(8)	$30	$38	475	$(17)	$(25)	$34,052	$38,458	$4,406	13
Total assets	8,457	8,783	326	4	(23)	(28)	48,017	52,973	4,956	10
Total deposits	1,846	5,189	3,343	181	(588)	(554)	38,856	41,483	2,627	7
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.53%	1.15%
Efficiency ratio(2)	na	na			na	na	62.10	64.47

(1)                       Annualized.

(2)                       The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

Retail Banking

Retail Banking provides financial products including credit, deposit, trust, investment management and risk management delivered through our branches, relationship managers, private bankers and trust administrators, to individuals, small businesses and institutional clients. Retail Banking is focused on executing a segment based strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to retain customers and attract new customers in these identified target markets. While the primary focus of Retail Banking’s segment based strategy is deposit growth, an additional focus continues to be consumer and small business loan generation.

During the first quarter of 2007 Retail Banking net income decreased 9 percent over the same period in 2006, primarily due to lower noninterest income and higher noninterest expense. Net interest income was flat as a result of higher loan balances, primarily residential mortgages, offset by lower loan spreads and lower deposit balances.

Average total deposits declined 3 percent in the first quarter of 2007, compared to the first quarter of 2006, primarily from increased competition for interest bearing deposits. Despite the decline in average deposits in the first quarter of 2007, Retail Banking’s customer segmentation strategy continues to focus on retaining and attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products.

Noninterest income was 3 percent lower in the first quarter of 2007. Deposit fees contributed 2 percent to the decrease primarily due to lower overdraft fees. Trust fees contributed 1 percent to the decrease due to a one-time $3.8 million increase in fees in the first quarter of 2006 resulting from a refinement in accrual methodology, which was primarily offset by an increase in fund fees due to growth in asset balances and better rates of return.

Noninterest expense increased 3 percent from the prior period due to higher allocated data processing and other overhead costs, offset by lower software expenses which resulted primarily from a $1.4 million write-off of a project in first quarter of 2006 as well as lower amortization of intangible assets.

Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

•       Retail Banking Branches serves its customers through 317 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 116 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers also access our services 24 hours a day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

—              through in-store branches; and

—              through our network of over 600 ATM machines.

•       Consumer Asset Management provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

Through alliances with other financial institutions, Consumer Asset Management offers additional products and services, such as credit cards and merchant bank cards.

Our Retail Banking Branches and Consumer Asset management divisions operate in a highly competitive environment including traditional banking institutions as well as non-traditional competitors such as investment brokerage companies, consumer finance companies and residential real estate lenders.

We have an extensive branch network that provides convenient banking hours and a full menu of products and services to meet the needs of consumers and small businesses.

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

During the first quarter of 2007, Wholesale Banking net income increased 3 percent from the same period in 2006, due to higher noninterest income, lower noninterest expense and higher tax credits associated with the financing of low income housing projects.

The decrease in net interest income of 4 percent from the prior period resulted primarily from the impact of title and escrow loans which are highly rate-advantaged and volatile compared to other commercial loans. Excluding title and escrow loans, average loans increased by 15 percent, compared to the first quarter of 2006. This was primarily due to increased commercial loan demand in the oil and gas and national corporate segments, as well as the California middle market. The construction loan portfolio also increased due to increased demand for residential construction projects with apartment financing representing the largest component. Additionally, the margin on deposits was essentially flat as a higher credit for deposits offset the shift in customer balances from noninterest bearing to interest bearing accounts.

Noninterest income was 7 percent higher than the prior year due to higher net gains on private capital investments, partially offset by lower account analysis fees resulting from a higher earnings credit. Noninterest expense decreased primarily as a result of lower deposit balances in the title and escrow industries along with their increased usage of title and escrow loans, which when combined resulted in lower vendor billing expense incurred on behalf of these customers. Offsetting these decreases in noninterest expense were foreclosed asset recoveries in the first quarter of 2006, which did not occur in 2007.

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

•       the Global Markets Division, which serves our customers’ insurance, foreign exchange, interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California;

•       the Insurance Services Division products are sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc. UBOC Insurance, Inc. is a subsidiary of Union Bank of California; and

•       the Pacific Rim Corporate Group offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

Other

Net loss for “Other” increased by $20.0 million in the first quarter of 2007 over the same period in 2006 due to higher net interest expense primarily related to the net impact of funds transfer pricing as market rates increased, higher credit expense on expected loan and lease losses than calculated under our RAROC method (which is used to determine credit expenses at the business unit level), higher noninterest expense, partly offset by higher noninterest income, a higher income tax credit adjustment, and an $8.5 million loss on our discontinued operations in the first quarter of 2006.

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

The first quarter of 2007 financial results were impacted by the following factors:

•       net interest income is the result of differences between the net interest income earned by UnionBanCal and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) declined $25.6 million to ($40.9) million compared to 2006 primarily due to the net impact of changes in transfer pricing rates as market rates increased;

•       credit expense (income) of ($27.3) million was due to the difference between the $4.0 million provision for loan losses calculated under our US GAAP methodology and the $31.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income of $5.9 million;

•       noninterest expense of $25.2 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments; and

•       income tax expense (income) of ($10.9) million was due to the calculated tax on reported pretax loss and the difference between the 33.5 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments using the RAROC effective rate of 38.25 percent.

The first quarter of 2006 financial results were impacted by the following factors:

•       net interest income (expense) of ($15.3) million;

•       credit expense (income) of ($38.9) million was due to the difference between the $7.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $31.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income of $2.9 million;

•       noninterest expense of $21.5 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

•       income tax expense (income) of ($1.7) million was due to the calculated tax on reported pretax income and the difference between the 34.1 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments using the RAROC effective rate of 38.25 percent; and

•       loss from discontinued operations, net of taxes, of $8.5 million.

Regulatory Matters

In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International’s Bank Secrecy Act and anti-money laundering (BSA/AML) controls and processes. With the liquidation of Union Bank of California International in March 2007, the written agreement is no longer effective. In March 2005, Union Bank of California entered into a memorandum of understanding with the Office of the Comptroller of the Currency, which requires Union Bank of California to strengthen its BSA/AML controls and processes. The memorandum of understanding remains in effect at the time of filing this Form 10-Q.

Management is committed to resolving the issues raised by the regulators and continues to take actions it believes to be appropriate to achieve this objective. We have committed significant resources to strengthening all of our BSA/AML controls and processes in order to meet regulatory requirements and expectations. However, our actions are subject to ongoing review and evaluation, the results of which may include further regulatory action. In recent years, certain banks and bank holding companies have been subject to regulatory actions, including cease and desist orders, formal written agreements and the assessment of significant civil money penalties, and criminal sanctions, including the imposition of significant fines, as a result of failures to comply with the Bank Secrecy Act and other anti-money laundering laws and regulations. We cannot assure that the actions we have taken or will take will be sufficient to prevent further regulatory action or other sanctions relating to this subject.

The Bank of Tokyo-Mitsubishi UFJ, Ltd., a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owns a majority of the outstanding shares of our common stock. In December 2006, Mitsubishi UFJ Financial Group, The Bank of Tokyo-Mitsubishi UFJ and its wholly owned subsidiary, Bank of Tokyo-Mitsubishi UFJ Trust Company, entered into a series of agreements with the Federal Deposit Insurance Corporation, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of New York and the New York State Banking Department, which require a strengthening of their BSA/AML controls and processes.

Until resolved, these pending regulatory matters, or any future regulatory or other government actions concerning the Bank Secrecy Act or anti-money laundering controls and processes, may adversely affect UnionBanCal Corporation’s and Union Bank of California’s ability to obtain regulatory approvals for future initiatives, including acquisitions. Also, any future actions relating to noncompliance or repeat violations could result in the assessment of civil money penalties or the imposition of fines, which could be substantial.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.            Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the action filed by DataTreasury Corporation, refer to Item 3 of Part I of our 2006 Form 10-K.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

We are subject to numerous risks and uncertainties, including but not limited to those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” in Item 2 of Part I of this Form 10-Q and the following information:

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

Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. This impact could result in a decrease in our interest income relative to interest expense.

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

Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

Deposits of Union Bank of California, N.A. are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in annual assessments on deposits of Union Bank of California of 5 to 7 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC’s risk-related assessment system. An FDIC credit for prior contributions is expected to offset the assessment for 2007. Once the credit is exceeded, the deposit insurance assessments Union Bank of California pays will increase our costs. Any future increases in the deposit insurance assessments Union Bank of California pays would further increase our costs.

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

The effects of, changes in or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our stock or other securities. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi UFJ controlling ownership of us, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

We maintain systems and procedures designed to comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if there were in place at the time compliance systems and procedures. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation.

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

Refer to “Supervision and Regulation” in our 2006 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Regulatory Matters” in this Form 10-Q for discussion of other laws and regulations, and certain pending regulatory matters, including those relating to the Bank Secrecy Act and other anti-money laundering laws and regulations, that may have a material effect on our business, prospects, results of operations and financial condition.

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

Company Factors

Adverse California economic conditions could adversely affect our business

A substantial majority of our assets, deposits and fee income are generated in California, and a substantial majority of our residential real estate loans are in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the softening in the California real estate market and housing industry. If economic conditions in California decline, our level of problem assets could increase and our prospects for growth could be impaired.

Adverse economic factors affecting certain industries we serve could adversely affect our business

We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations. Additionally, a downturn in the residential real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Although we do not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing correction in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

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

Higher credit losses could require us to increase our allowance for credit losses through a charge to earnings

When we loan money or commit to loan money, we incur credit risk, or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio and our unfunded credit commitments. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future impact from current economic conditions that might impair the ability of our borrowers to repay their loans.

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

Possible future sales of our shares by The Bank of Tokyo-Mitsubishi UFJ could adversely affect the market for our stock

The Bank of Tokyo-Mitsubishi UFJ may sell shares of our common stock. By virtue of The Bank of Tokyo-Mitsubishi UFJ’s current control of us, The Bank of Tokyo-Mitsubishi UFJ could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow it to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi UFJ could sell shares of our common stock without registration under certain circumstances, such as in a private transaction. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi UFJ sells or transfers shares of our common stock as a block, another person or entity could become our controlling stockholder.

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

Our ability to make acquisitions is subject to regulatory constraints and risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

Our ability to obtain regulatory approval of acquisitions is subject to constraints related to the Bank Secrecy Act and the CRA, as described in “Business—Supervision and Regulation” in our 2006 Form 10-K and in “MD&A—Regulatory Matters” in this Form 10-Q. Subject to our ability to address successfully these regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business.

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

Significant legal actions could subject us to substantial uninsured liabilities

We are from time to time subject to claims related to our operations. These claims and legal actions, which could include supervisory or enforcement actions by the bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities, and significant defense costs. To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage would not cover any civil money penalties or fines by government authorities and may not cover all other claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

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

We are subject to operational risks

We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in “MD&A—Business Segments.”  Operational risk includes reputational risk, legal and compliance risk, the risk or fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of, changes in or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”

We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our colleagues in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Failures in our internal control or operational systems could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, such as computer hacking or viruses or electrical or telecommunications outages, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

Negative public opinion could damage our reputation and adversely impact our business and revenues

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, negative public opinion could also result from regulatory concerns regarding, or supervisory actions in the U.S. or Japan against, us or Union Bank of California, or The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table presents repurchases by us of our equity securities during the first quarter 2007.

				Approximate
				Dollar
			Total Number	Value of Shares that
			of Shares Purchased	May Yet Be
	Total Number of	Average Price Paid	as Part of Publicly	Purchased
Period	Shares Purchased(1)	per Share	Announced Programs	under the Programs
January 2007
(January 2-31, 2007)	241,234	$63.08	239,100	$134,396,304
February 2007
(February 1-26, 2007)	449,171	$64.33	448,800	$105,499,745
March 2007
(March 1-28, 2007)	672,378	$61.54	671,101	$64,123,856	(2)
Total	1,362,783	$62.73	1,359,001

(1)                   Includes 2,134 shares, 371 shares and 1,277 shares of common stock repurchased during January, February and March 2007, respectively, from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)                   In the first quarter of 2007, UnionBanCal Corporation used $85.5 million from the $500 million repurchase program announced on April 26, 2006.

Item 6. Exhibits

No.	Description
10.1	Union Bank of California, N.A. Separation Pay Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

Date: May 8, 2007	By:	/s/ TAKASHI MORIMURA
Takashi Morimura
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2007	By:	/s/ DAVID I. MATSON
David I. Matson
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)
Date: May 8, 2007	By:	/s/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Union Bank of California, N.A. Separation Pay Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.