Form 10-Q
period 2007-06-30
UNIONBANCAL CORP
filed 2007-08-06
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Common Stock outstanding at July 31, 2007: 138,399,605

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

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•       Our business objectives, strategies and initiatives, the growth of our business and our competitive position

•       Our assessment of significant factors and developments that have affected and may affect our results

•       Pending legal and regulatory actions, and future legislative and regulatory developments, including the effects of changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the SEC and the Federal Reserve Board’s proposed Regulation R and the pending Basel II rule proposal

•       Regulatory controls and processes and supervisory, enforcement or other governmental actions currently pending or threatened against us regarding Bank Secrecy Act and anti-money laundering matters, and their impact on our business

•       The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

•       Our ability to meet regulatory requirements

•       Credit quality and provision for credit losses, including the expected need to provide for credit losses due to anticipated loan growth, and our belief that improvement in credit quality has peaked

•       Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance

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

PART I. FINANCIAL INFORMATION

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the
	Three Months Ended
	June 30,	June 30,	Percent
(Dollars in thousands, except per share data)	2006	2007	Change
Results of operations:
Net interest income(1)	$469,000	$431,124	(8.08)%
(Reversal of) provision for loan losses	(1,000)	5,000	nm
Noninterest income	219,228	229,845	4.84
Noninterest expense	413,030	411,865	(0.28)
Income before income taxes(1)	276,198	244,104	(11.62)
Taxable-equivalent adjustment	1,358	2,251	65.76
Income tax expense	92,203	76,499	(17.03)
Income from continuing operations	182,637	165,354	(9.46)
Income from discontinued operations, net of taxes	274	—	(100.00)
Net income	$182,911	$165,354	(9.60)
Per common share:
Basic earnings:
From continuing operations	$1.28	$1.20	(6.25)%
Net income	1.28	1.20	(6.25)
Diluted earnings:
From continuing operations	1.26	1.19	(5.56)
Net income	1.26	1.19	(5.56)
Dividends(2)	0.47	0.52	10.64
Book value (end of period)	32.34	33.45	3.43
Common shares outstanding (end of period)(3)	142,533,794	138,314,564	(2.96)
Weighted average common shares outstanding—basic(3)	142,723,271	137,476,765	(3.68)
Weighted average common shares outstanding—diluted(3)	144,878,447	139,137,955	(3.96)
Balance sheet (end of period):
Total assets(4)	$50,800,136	$53,173,833	4.67%
Total loans	34,747,833	37,743,222	8.62
Nonperforming assets	36,351	29,826	(17.95)
Total deposits	40,544,251	42,090,306	3.81
Stockholders’ equity	4,608,908	4,627,147	0.40
Balance sheet (period average):
Total assets	$49,329,374	$53,116,454	7.68%
Total loans	35,146,976	38,839,769	10.51
Earning assets	44,358,594	48,443,246	9.21
Total deposits	39,692,052	42,684,022	7.54
Stockholders’ equity	4,539,476	4,588,061	1.07
Financial ratios(5):
Return on average assets(6):
From continuing operations	1.49%	1.25%
Net income	1.49	1.25
Return on average stockholders’ equity(6):
From continuing operations	16.14	14.46
Net income	16.16	14.46
Efficiency ratio(7)	61.73	62.31
Net interest margin(1)	4.23	3.56
Dividend payout ratio	36.72	43.33
Tangible common equity ratio	8.19	7.87
Tier 1 risk-based capital ratio(4)	8.92	8.59
Total risk-based capital ratio(4)	12.05	11.54
Leverage ratio(4)	8.74	8.30
Allowances for credit losses to total loans(8)	1.17	1.11
Allowances for credit losses to nonaccrual loans(8)	1,130.05	1,456.97
Net loans charged off to average total loans(6)	0.12	0.02
Nonperforming assets to total loans and foreclosed assets	0.10	0.08
Nonperforming assets to total assets(4)	0.07	0.06

(1)                   Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)                   Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)                   Common shares outstanding reflect common shares issued less treasury shares. Weighted average common shares outstanding—basic excludes nonvested restricted shares but includes the impact of those shares in the calculation of diluted shares.

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

nm = not meaningful

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights (Continued)
(Unaudited)

	As of and for the
	Six Months Ended
	June 30,	June 30,	Percent
(Dollars in thousands, except per share data)	2006	2007	Change
Results of operations:
Net interest income(1)	$935,341	$861,751	(7.87)%
(Reversal of) provision for loan losses	(8,000)	9,000	nm
Noninterest income	437,138	452,403	3.49
Noninterest expense	827,574	833,956	0.77
Income before income taxes(1)	552,905	471,198	(14.78)
Taxable-equivalent adjustment	2,606	4,366	67.54
Income tax expense	186,207	151,867	(18.44)
Income from continuing operations	364,092	314,965	(13.49)
Loss from discontinued operations, net of taxes	(8,236)	—	100.00
Net income	$355,856	314,965	(11.49)
Per common share:
Basic earnings:
From continuing operations	$2.54	$2.29	(9.84)%
Net income	2.49	2.29	(8.03)
Diluted earnings:
From continuing operations	2.51	2.26	(9.96)
Net income	2.45	2.26	(7.76)
Dividends(2)	0.88	0.99	12.50
Book value (end of period)	32.34	33.45	3.43
Common shares outstanding (end of period)(3)	142,533,794	138,314,564	(2.96)
Weighted average common shares outstanding—basic(3)	143,098,104	137,708,257	(3.77)
Weighted average common shares outstanding—diluted(3)	145,293,781	139,360,012	(4.08)
Balance sheet (end of period):
Total assets(4)	$50,800,136	$53,173,833	4.67%
Total loans	34,747,833	37,743,222	8.62
Nonperforming assets	36,351	29,826	(17.95)
Total deposits	40,544,251	42,090,306	3.81
Stockholders’ equity	4,608,908	4,627,147	0.40
Balance sheet (period average):
Total assets	$48,676,618	$53,045,236	8.97%
Total loans	34,602,546	38,649,947	11.70
Earning assets	43,724,990	48,399,343	10.69
Total deposits	39,276,352	42,086,858	7.16
Stockholders’ equity	4,539,080	4,549,348	0.23
Financial ratios(5):
Return on average assets(6):
From continuing operations	1.51%	1.20%
Net income	1.47	1.20
Return on average stockholders’ equity(6):
From continuing operations	16.18	13.96
Net income	15.81	13.96
Efficiency ratio(7)	61.91	63.38
Net interest margin(1)	4.29	3.57
Dividend payout ratio	34.65	43.23
Tangible common equity ratio	8.19	7.87
Tier 1 risk-based capital ratio(4)	8.92	8.59
Total risk-based capital ratio4)	12.05	11.54
Leverage ratio(4)	8.74	8.30
Allowances for credit losses to total loans(8)	1.17	1.11
Allowances for credit losses to nonaccrual loans(8)	1,130.05	1,456.97
Net loans charged off to average total loans(6)	0.09	0.02
Nonperforming assets to total loans and foreclosed assets	0.10	0.08
Nonperforming assets to total assets(4)	0.07	0.06

(1)                   Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)                   Dividends per share reflect dividends declared on UnionBanCal Corporation’s common stock outstanding as of the declaration date.

(3)                   Common shares outstanding reflect common shares issued less treasury shares. Weighted average common shares outstanding—basic excludes nonvested restricted shares but includes the impact of those shares in the calculation of diluted shares.

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

nm = not meaningful

Item 1.            Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2007	2006	2007
Interest Income
Loans	$547,256	$616,558	$1,059,578	$1,218,491
Securities	103,542	109,418	200,409	217,408
Interest bearing deposits in banks	423	1,295	1,159	2,404
Federal funds sold and securities purchased under resale agreements	4,725	7,809	8,570	18,961
Trading account assets	1,554	1,417	2,986	3,004
Total interest income	657,500	736,497	1,272,702	1,460,268
Interest Expense
Deposits	143,677	246,175	258,986	468,432
Federal funds purchased and securities sold under repurchase agreements	8,455	10,120	17,257	23,644
Commercial paper	19,137	17,429	31,585	39,693
Medium and long-term debt	16,875	28,973	27,272	48,668
Trust notes	238	238	476	476
Other borrowed funds	1,476	4,689	4,391	21,970
Total interest expense	189,858	307,624	339,967	602,883
Net Interest Income	467,642	428,873	932,735	857,385
(Reversal of) provision for loan losses	(1,000)	5,000	(8,000)	9,000
Net interest income after (reversal of) provision for loan losses	468,642	423,873	940,735	848,385
Noninterest Income
Service charges on deposit accounts	81,837	77,218	163,472	152,163
Trust and investment management fees	48,380	51,585	98,495	100,145
Insurance commissions	17,752	16,501	37,270	36,751
Brokerage commissions and fees	10,330	9,533	18,125	19,193
Merchant banking fees	8,396	8,809	16,625	17,886
Foreign exchange gains, net	8,307	9,288	16,125	16,882
Card processing fees, net	7,206	7,824	13,903	14,951
Securities gains, net	1,993	230	1,779	1,450
Other	35,027	48,857	71,344	92,982
Total noninterest income	219,228	229,845	437,138	452,403
Noninterest Expense
Salaries and employee benefits	248,637	251,430	501,132	509,945
Net occupancy	34,519	35,244	67,356	70,381
Outside services	30,704	18,851	59,313	38,687
Equipment	16,846	16,367	34,768	32,921
Software	15,323	15,136	31,667	29,332
Professional services	17,038	11,970	31,585	29,057
Communications	10,061	8,855	20,613	18,646
Foreclosed asset expense (income)	(7,782)	9	(15,149)	18
(Reversal of) provision for losses on off-balance sheet commitments	(4,000)	—	(7,000)	1,000
Other	51,684	54,003	103,289	103,969
Total noninterest expense	413,030	411,865	827,574	833,956
Income from continuing operations before income taxes	274,840	241,853	550,299	466,832
Income tax expense	92,203	76,499	186,207	151,867
Income from Continuing Operations	182,637	165,354	364,092	314,965
Income (loss) from discontinued operations before income taxes	431	—	(13,172)	—
Income tax expense (benefit)	157	—	(4,936)	—
Income (loss) from Discontinued Operations	274	—	(8,236)	—
Net Income	$182,911	$165,354	$355,856	$314,965
Income from continuing operations per common share—basic	$1.28	$1.20	$2.54	$2.29
Net Income per common share—basic	$1.28	$1.20	$2.49	$2.29
Income from continuing operations per common share—diluted	$1.26	$1.19	$2.51	$2.26
Net Income per common share—diluted	$1.26	$1.19	$2.45	$2.26
Weighted average common shares outstanding—basic	142,723	137,477	143,098	137,708
Weighted average common shares outstanding—diluted	144,878	139,138	145,294	139,360

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2006	2007
Assets
Cash and due from banks	$2,192,483	$2,213,782	$1,863,482
Interest bearing deposits in banks	31,691	824,456	100,800
Federal funds sold and securities purchased under resale agreements	1,252,514	943,200	1,400,875
Total cash and cash equivalents	3,476,688	3,981,438	3,365,157
Trading account assets	405,728	376,321	307,012
Securities available for sale:
Securities pledged as collateral	83,229	89,184	112,974
Held in portfolio	8,573,909	8,667,038	8,742,740
Loans (net of allowance for loan losses: June 30, 2006, $328,338; December 31, 2006, $331,077; June 30, 2007, $335,952)	34,419,495	36,340,646	37,407,270
Due from customers on acceptances	21,850	17,834	18,969
Premises and equipment, net	498,555	495,302	488,719
Intangible assets	35,759	28,930	24,444
Goodwill	453,489	453,489	453,489
Other assets	2,787,288	2,148,954	2,253,059
Assets of discontinued operations to be disposed or sold	44,146	20,440	—
Total assets	$50,800,136	$52,619,576	$53,173,833
Liabilities
Noninterest bearing	$18,154,751	$17,113,890	$14,938,233
Interest bearing	22,389,500	24,855,478	27,152,073
Total deposits	40,544,251	41,969,368	42,090,306
Federal funds purchased and securities sold under repurchase agreements	281,593	1,083,927	1,281,162
Commercial paper	1,645,107	1,661,163	1,167,437
Other borrowed funds	320,837	432,401	606,896
Acceptances outstanding	21,850	17,834	18,969
Other liabilities	1,876,307	1,545,165	1,531,762
Medium and long-term debt	1,473,924	1,318,847	1,835,495
Junior subordinated debt payable to subsidiary grantor trust	15,111	14,885	14,659
Liabilities of discontinued operations to be extinguished or assumed	12,248	4,585	—
Total liabilities	46,191,228	48,048,175	48,546,686
Commitments, contingencies and guarantees—See Note 9
Stockholders’ Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of June 30, 2006, December 31, 2006 and June 30, 2007	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 155,719,517 shares as of June 30, 2006, 156,460,057 shares as of December 31, 2006 and 157,060,102 shares as of June 30, 2007	155,720	156,460	157,060
Additional paid-in capital	1,048,419	1,083,649	1,127,607
Treasury stock—13,185,723 shares as of June 30, 2006, 17,352,803 shares as of December 31, 2006 and 18,745,538 shares as of June 30, 2007	(813,571)	(1,064,606)	(1,151,985)
Retained earnings	4,390,188	4,655,272	4,763,031
Accumulated other comprehensive loss	(171,848)	(259,374)	(268,566)
Total stockholders’ equity	4,608,908	4,571,401	4,627,147
Total liabilities and stockholders’ equity	$50,800,136	$52,619,576	$53,173,833

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

						Accumulated	Total
			Additional			other	stock-
	Number	Common	paid-in	Treasury	Retained	comprehensive	holders’
(In thousands, except shares)	of shares	stock	capital	stock	earnings	loss	equity
BALANCE—DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700
Comprehensive income
Net income—For the six months ended June 30, 2006					355,856		355,856
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						(15,457)	(15,457)
Net change in unrealized losses on securities available for sale						(38,060)	(38,060)
Foreign currency translation adjustment						62	62
Total comprehensive income							302,401
Reclassifications due to adoption of SFAS
No. 123(R) implementation(1)			(19,035)		19,035		—
Stock options exercised	1,053,833	1,054	41,574				42,628
Restricted stock granted, net of forfeitures	196,469	197	(197)				—
Excess tax benefit—stock-based compensation			10,745				10,745
Compensation expense—stock options			11,629				11,629
Compensation expense—restricted stock			7,063				7,063
Compensation expense—performance share units			1,684				1,684
Common stock repurchased(2)				(200,839)			(200,839)
Dividends declared on common stock, $0.88 per share(3)					(126,103)		(126,103)
Net change		1,251	53,463	(200,839)	248,788	(53,455)	49,208
BALANCE—JUNE 30, 2006	155,719,517	$155,720	$1,048,419	$(813,571)	$4,390,188	$(171,848)	$4,608,908
BALANCE—DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401
Comprehensive income
Net income—For the six months ended June 30, 2007					314,965		314,965
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						2,383	2,383
Net change in unrealized losses on securities available for sale						(18,856)	(18,856)
Foreign currency translation adjustment						303	303
Pension and other benefits adjustment						6,978	6,978
Total comprehensive income							305,773
FIN No. 48 adjustment(4)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(5)					(20,803)		(20,803)
Stock options exercised	577,828	578	23,150				23,728
Restricted stock granted, net of forfeitures	17,005	17	(17)				—
Restricted stock and performance share units vested	5,212	5	(5)				—
Excess tax benefit—stock-based compensation			3,970				3,970
Compensation expense—stock options			7,460				7,460
Compensation expense—restricted stock			7,318				7,318
Compensation expense—restricted stock units, performance share units and other share-based compensation			2,082				2,082
Common stock repurchased(2)				(87,379)			(87,379)
Dividends declared on common stock, $0.99 per share(3)					(137,103)		(137,103)
Net change		600	43,958	(87,379)	107,759	(9,192)	55,746
BALANCE—JUNE 30, 2007	157,060,102	$157,060	$1,127,607	$(1,151,985)	$4,763,031	$(268,566)	$4,627,147

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

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2007
Cash Flows from Operating Activities:
Net income	$355,856	$314,965
Loss from discontinued operations, net of taxes	(8,236)	—
Income from continuing operations, net of taxes	364,092	314,965
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(8,000)	9,000
(Reversal of) provision for losses on off-balance sheet commitments	(7,000)	1,000
Depreciation, amortization and accretion	70,988	60,666
Stock-based compensation—stock options and other share-based compensation	20,376	16,860
Provision for deferred income taxes	53,787	18,496
Gains on sales of securities available for sale, net	(1,779)	(1,450)
Net (increase) decrease in trading account assets	(93,073)	69,309
Net increase in fees and other charges receivable	(93,122)	(101,099)
Net increase in other liabilities	373,822	22,011
Net increase in other assets	(619,200)	(120,893)
Loans originated for resale	(230,874)	(263,982)
Net proceeds from sales of loans originated for resale	168,122	311,166
Excess tax benefit—stock-based compensation	(10,745)	(3,970)
Other, net	(14,944)	(13,134)
Discontinued operations, net	197,538	14,518
Total adjustments	(194,104)	18,498
Net cash provided by operating activities	169,988	333,463
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	33,073	296,375
Proceeds from matured and called securities available for sale	801,731	775,608
Purchases of securities available for sale	(1,387,817)	(1,200,525)
Net purchases of premises and equipment	(22,277)	(43,853)
Net increase in loans	(1,590,712)	(1,137,454)
Other, net	15,477	21
Discontinued operations, net	719,130	1,337
Net cash used in investing activities	(1,431,395)	(1,308,491)
Cash Flows from Financing Activities:
Net increase in deposits	462,012	120,938
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(369,936)	197,235
Net increase (decrease) in commercial paper and other borrowed funds	1,151,432	(319,231)
Proceeds from issuance of medium-term debt	693,742	749,250
Payment of medium-term debt	—	(200,000)
Common stock repurchased	(200,839)	(87,379)
Payments of cash dividends	(118,020)	(131,049)
Stock-based compensation exercised	53,373	27,698
Other, net	3,562	1,053
Discontinued operations, net	(908,067)	—
Net cash provided by financing activities	767,259	358,515
Net decrease in cash and cash equivalents	(494,148)	(616,513)
Cash and cash equivalents at beginning of period	3,969,876	3,981,438
Effect of exchange rate changes on cash and cash equivalents	960	232
Cash and cash equivalents at end of period	$3,476,688	$3,365,157
Cash Paid During the Period For:
Interest	$306,562	$655,124
Income taxes	189,822	144,903
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO)	$15	$1,114

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

UnionBanCal Corporation is a commercial bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon and Washington, as well as nationally and internationally.

Under a previously announced stock repurchase program, the Company was authorized to repurchase $62.2 million of the Company’s common stock as of June 30, 2007. The Company repurchased $1.9 million of common stock in the second quarter of 2007, compared to $120.8 million in the second quarter of 2006. The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of the Company’s outstanding common stock at June 30, 2007.

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

other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.9 million.

Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company had accrued $9.0 million of interest expense and no penalties related to unrecognized tax benefits as of the date of adoption. For the six months ended June 30, 2007, the Company accrued $1.6 million of interest expense for its uncertain tax positions. The Company does not accrue interest income on income tax refunds until they are realized.

During the second quarter of 2007, the statute of limitations lapsed with respect to certain positions taken by the Company in prior year state tax returns. As a result, the total amount of unrecognized tax benefits decreased by $10.7 million, with a net impact to income tax expense (including interest) of $8.4 million.

During the next 12 months, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company with respect to certain affiliates in prior year state tax returns may lapse. As a result, the total amount of unrecognized tax benefits may decrease by zero up to $10 million, with a net impact to income tax expense (including interest) of up to $8 million. The Company’s years open to examination by major jurisdictions are 2003 and forward for federal and 2002 and forward for state.

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

reporting period. An entity can elect the fair value option for existing assets and liabilities at the date of initial adoption and when first recognizing eligible instruments. The Statement is effective January 1, 2008. Management is currently evaluating the potential impact of this Statement on the Company’s financial position and results of operations.

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

Substantially all assets and liabilities of the discontinued operations were liquidated as of March 31, 2007. At June 30, 2006 and December 31, 2006 the assets and liabilities identified as discontinued operations were comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2006	2006
Assets
Cash and due from banks	$31,343	$18,422
Loans	10,286	1,337
Due from customers on acceptances	911	377
Premises and equipment	1	—
Other assets	1,605	304
Assets of discontinued operations to be disposed or sold	$44,146	$20,440
Liabilities
Noninterest bearing deposits	$9	$—
Interest bearing deposits	594	—
Other liabilities	11,645	4,585
Liabilities of discontinued operations to be extinguished or assumed	$12,248	$4,585

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3—Discontinued Operations (Continued)

The components of income (loss) from discontinued operations for the three and six months ended June 30, 2006 were:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
(Dollars in thousands)	2006	2006
Net interest (expense) income	$(86)	$1,639
Noninterest income	7,105	12,916
Noninterest expense	6,588	27,727
Income (loss) from discontinued operations before income taxes	431	(13,172)
Income tax expense (benefit)	157	(4,936)
Income (loss) from discontinued operations	$274	$(8,236)

For the three and six months ended June 30, 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $0.4 million and $1.1 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period. Noninterest income for the three and six months ended June 30, 2006 included a $4.0 million payment from Wachovia Bank, N.A., reflecting the final settlement upon the conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Included in noninterest expense was compliance related expenses of $1.8 million and $7.1 million, for the three and six months ended June 30, 2006, respectively. Additionally, the Company recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—Earnings Per Share (Continued)

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2006 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
(Amounts in thousands, except	2006		2007		2006		2007
per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$182,637	$182,637	$165,354	$165,354	$364,092	$364,092	$314,965	$314,965
Income (loss) from discontinued operations	274	274	—	—	(8,236)	(8,236)	—	—
Net income	$182,911	$182,911	$165,354	$165,354	$355,856	$355,856	$314,965	$314,965
Weighted average common shares outstanding	142,723	142,723	137,477	137,477	143,098	143,098	137,708	137,708
Additional shares due to:
Assumed conversion of dilutive share-based compensation	—	2,155	—	1,661	—	2,196	—	1,652
Adjusted weighted average common shares outstanding	142,723	144,878	137,477	139,138	143,098	145,294	137,708	139,360
Income from continuing operations per share	$1.28	$1.26	$1.20	$1.19	$2.54	$2.51	$2.29	$2.26
Income (loss) from discontinued operations per share	—	—	—	—	(0.05)	(0.06)	—	—
Net income per share	$1.28	$1.26	$1.20	$1.19	$2.49	$2.45	$2.29	$2.26

The following table provides the number of options and the corresponding exercise prices for those options, which were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 and 2007 because they were anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Options outstanding	1,088,725	1,817,495	1,088,725	1,817,495
Exercise price of options	$68.95 - $71.23	$62.19 - $71.23	$68.95 - $71.23	$62.19 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

	Before
	Tax	Tax	Net of
(Dollars in thousands)	Amount	Effect	Tax
For the Six Months Ended June 30, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(42,215)	$16,147	$(26,068)
Reclassification adjustment for net losses on hedges included in net income	17,184	(6,573)	10,611
Net change in unrealized losses on hedges	(25,031)	9,574	(15,457)
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(59,856)	22,895	(36,961)
Reclassification adjustment for net gains on securities available for sale included in net income	(1,779)	680	(1,099)
Net change in unrealized losses on securities available for sale	(61,635)	23,575	(38,060)
Foreign currency translation adjustment	101	(39)	62
Net change in accumulated other comprehensive loss	$(86,565)	$33,110	$(53,455)
For the Six Months Ended June 30, 2007:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(14,406)	$5,510	$(8,896)
Reclassification adjustment for net losses on hedges included in net income	18,265	(6,986)	11,279
Net change in unrealized losses on hedges	3,859	(1,476)	2,383
Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(29,087)	11,126	(17,961)
Reclassification adjustment for net gains on securities available for sale included in net income	(1,450)	555	(895)
Net change in unrealized losses on securities available for sale	(30,537)	11,681	(18,856)
Foreign currency translation adjustment	491	(188)	303
Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	80	(31)	49
Amortization of transition amount	1,018	(389)	629
Recognized net actuarial loss	10,202	(3,902)	6,300
Net change in pension and other benefits	11,300	(4,322)	6,978
Net change in accumulated other comprehensive loss	$(14,887)	$5,695	$(9,192)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—Accumulated Other Comprehensive Loss (Continued)

The following table presents accumulated other comprehensive loss balances.

	Net	Net
	Unrealized	Unrealized
	Losses	Losses	Foreign	Pension	Accumulated
	on Cash	on Securites	Currency	and Other	Other
	Flow	Available	Translation	Benefits	Comprehensive
(Dollars in thousands)	Hedges	For Sale	Adjustment	Adjustment(1)	Loss
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the period	(15,457)	(38,060)	62	—	(53,455)
Balance, June 30, 2006	$(49,765)	$(112,159)	$326	$(10,250)	$(171,848)
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the period	2,383	(18,856)	303	6,978	(9,192)
Balance, June 30, 2007	$(25,022)	$(76,734)	$526	$(167,336)	$(268,566)

(1)                   Amounts prior to December 31, 2006 include only the minimum pension liability adjustment.

Note 6—Goodwill and Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at June 30, 2006 and 2007.

	June 30, 2006			June 30, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(49,760)	$17,477	$58,956	$(48,999)	$9,957
Rights-to-Expiration	36,608	(19,470)	17,138	36,608	(22,921)	13,687
Other	2,100	(956)	1,144	2,100	(1,300)	800
Total	$105,945	$(70,186)	$35,759	$97,664	$(73,220)	$24,444

Total amortization expense for the three months ended June 30, 2006 and 2007 was $3.4 million and $2.2 million, respectively. For the six months ended June 30, 2006 and 2007, the expense was $6.9 million and $4.5 million, respectively.

(Dollars in thousands)	Core Deposit Intangibles	Rights-to- Expiration	Other	Total Identifiable Intangibles
Estimated amortization expense for the years ending:
Remaining 2007	$2,736	$1,577	$149	$4,462
2008	3,245	2,687	230	6,162
2009	1,764	2,254	177	4,195
2010	807	1,870	137	2,814
2011	443	1,531	107	2,081
2012	336	1,229	—	1,565
thereafter	626	2,539	—	3,165
Total amortization expense after June 30, 2007	$9,957	$13,687	$800	$24,444

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

The changes in the carrying amount of goodwill during the six months ended June 30, 2006 and 2007 are shown below.

(Dollars in thousands)	2006	2007
Balance, January 1,	$454,015	$453,489
Adjustment for contingent consideration	(526)	—
Balance, June 30,	$453,489	$453,489

Note 7—Business Segments

During 2006, the Company formally reorganized its operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. Management believes that this organizational structure has enhanced the Company’s focus on target markets and enterprise wide sales and service. The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group are aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

•       Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions and risk management for small businesses and individuals. At June 30, 2006 and 2007, Retail Banking had $222.2 million of goodwill assigned to the operating segments.

•       Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At June 30, 2006 and 2007, Wholesale Banking had $231.3 million of goodwill assigned to the operating segments.

The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units’ financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for each reportable business segment as of June 30, 2006 and 2007.

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

“Other” is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses and the residual costs of support groups. In addition, “Other” includes Corporate Treasury, which is responsible for Asset Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. Except as discussed above, none of the items in “Other” is significant to the Company’s business.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the		As of and for the
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$237,613	$226,010	$262,781	$242,891
Noninterest income (expense)	136,072	132,638	101,413	114,888
Total revenue	373,685	358,648	364,194	357,779
Noninterest expense (income)	244,521	240,632	165,646	161,650
Credit expense (income)	6,406	6,262	23,032	26,862
Income (loss) from continuing operations before income taxes	122,758	111,754	175,516	169,267
Income tax expense (income)	46,955	42,746	60,354	52,425
Income (loss) from continuing operations	75,803	69,008	115,162	116,842
Income from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$75,803	$69,008	$115,162	$116,842
Total assets, end of period—Market View (dollars in millions):	$16,840	$17,726	$24,110	$25,746

					UnionBanCal
	Other		Reconciling Items		Corporation
	As of and for the		As of and for the		As of and for the
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(30,314)	$(37,805)	$(2,438)	$(2,223)	$467,642	$428,873
Noninterest income (expense)	2,614	1,807	(20,871)	(19,488)	219,228	229,845
Total revenue	(27,700)	(35,998)	(23,309)	(21,711)	686,870	658,718
Noninterest expense (income)	15,862	21,549	(12,999)	(11,966)	413,030	411,865
Credit expense (income)	(30,419)	(28,097)	(19)	(27)	(1,000)	5,000
Income (loss) from continuing operations before income taxes	(13,143)	(29,450)	(10,291)	(9,718)	274,840	241,853
Income tax expense (income)	(11,170)	(14,955)	(3,936)	(3,717)	92,203	76,499
Income (loss) from continuing operations	(1,973)	(14,495)	(6,355)	(6,001)	182,637	165,354
Income from discontinued operations, net of income taxes	274	—	—	—	274	—
Net income (loss)	$(1,699)	$(14,495)	$(6,355)	$(6,001)	$182,911	$165,354
Total assets, end of period—Market View (dollars in millions):	$9,873	$9,727	$(23)	$(25)	$50,800	$53,174

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the		As of and for the
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$467,804	$455,842	$515,316	$484,466
Noninterest income (expense)	265,974	258,270	204,536	224,910
Total revenue	733,778	714,112	719,852	709,376
Noninterest expense (income)	481,305	483,987	333,225	327,490
Credit expense (income)	12,972	12,535	48,353	51,933
Income (loss) from continuing operations before income taxes	239,501	217,590	338,274	329,953
Income tax expense (income)	91,609	83,228	114,836	101,561
Income (loss) from continuing operations	147,892	134,362	223,438	228,392
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$147,892	$134,362	$223,438	$228,392
Total assets, end of period—Market View (dollars in millions):	$16,840	$17,726	$24,110	$25,746

					UnionBanCal
	Other		Reconciling Items		Corporation
	As of and for the		As of and for the		As of and for the
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(45,548)	$(78,613)	$(4,837)	$(4,310)	$932,735	$857,385
Noninterest income (expense)	5,469	7,738	(38,841)	(38,515)	437,138	452,403
Total revenue	(40,079)	(70,875)	(43,678)	(42,825)	1,369,873	1,309,788
Noninterest expense (income)	36,980	46,216	(23,936)	(23,737)	827,574	833,956
Credit expense (income)	(69,280)	(55,413)	(45)	(55)	(8,000)	9,000
Income (loss) from continuing operations before income taxes	(7,779)	(61,678)	(19,697)	(19,033)	550,299	466,832
Income tax expense (income)	(12,704)	(25,642)	(7,534)	(7,280)	186,207	151,867
Income (loss) from continuing operations	4,925	(36,036)	(12,163)	(11,753)	364,092	314,965
Loss from discontinued operations, net of income taxes	(8,236)	—	—	—	(8,236)	—
Net income (loss)	$(3,311)	$(36,036)	$(12,163)	$(11,753)	$355,856	$314,965
Total assets, end of period—Market View (dollars in millions):	$9,873	$9,727	$(23)	$(25)	$50,800	$53,174

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging

Derivative positions are integral components of the Company’s designated ALM activities. The Company uses interest rate derivatives to manage the sensitivity of the Company’s net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily London Interbank Offered Rate (LIBOR) indexed commercial loans, certificates of deposit and other time deposits (CDs) and subordinated debt. The following describes the significant hedging strategies of the Company.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps. At June 30, 2007, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.7 years.

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

Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the second quarter of 2007, the Company recognized a net gain of less than $0.1 million due to ineffectiveness, which is recognized in other noninterest expense, compared to a net loss of $0.1 million in the second quarter of 2006.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn, the total commitment amounts do not necessarily represent future cash-flow requirements. At June 30, 2007, the Company had total commitments to extend credit under legally binding agreements of $23.3 billion. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of one year or less. As of June 30, 2007, the Company’s maximum exposure to loss for standby and commercial letters of credit was $3.6 billion and $71.7 million, respectively. At June 30, 2007, the carrying value of the Company’s standby and commercial letters of credit totaled $5.6 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At June 30, 2007, the Company had commitments to fund principal investments of $107.2 million.

The Company is fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of June 30, 2007, the Company’s maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $141.7 million. The Company maintains a reserve of $5.9 million for these guarantees.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—Commitments, Contingencies and Guarantees (Continued)

The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate’s commercial paper program is done in order to facilitate the sale of the commercial paper. As of June 30, 2007, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.2 billion. The Bank’s guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of June 30, 2007, the Company had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.9 billion at June 30, 2007. The market value of the associated collateral was $3.0 billion at June 30, 2007.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2007, the maximum exposure to loss under these contracts totaled $2.5 million. At June 30, 2007, the Company maintained a reserve of $0.2 million for losses related to these guarantees.

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. Reserves for losses from legal actions that are both probable and estimable are recorded at the time of that determination. Management believes that the disposition of all claims currently pending will not have a material adverse effect on the Company’s consolidated financial condition, operating results or liquidity.

For further discussion of the Company’s commitments, contingencies and guarantees, see Note 24 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—Employee Pension and Other Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2007.

	Pension Benefits		Other Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in thousands)	2006	2007	2006	2007
Components of net periodic benefit cost
Service cost	$13,379	$12,931	$1,785	$2,108
Interest cost	16,524	18,080	2,240	2,895
Expected return on plan assets	(28,364)	(31,594)	(2,842)	(3,486)
Amortization of prior service cost	267	64	(22)	(24)
Amortization of transition amount	—	—	507	509
Recognized net actuarial loss	8,618	4,498	1,065	1,204
Total net periodic benefit cost	$10,424	$3,979	$2,733	$3,206

	Pension Benefits		Other Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2006	2007	2006	2007
Components of net periodic benefit cost
Service cost	$27,004	$25,117	$3,570	$4,166
Interest cost	32,573	35,596	4,480	5,682
Expected return on plan assets	(56,720)	(63,173)	(5,685)	(6,956)
Amortization of prior service cost	534	128	(45)	(48)
Amortization of transition amount	—	—	1,015	1,018
Recognized net actuarial loss	16,181	8,004	2,130	2,198
Total net periodic benefit cost	$19,572	$5,672	$5,465	$6,060

During 2007, the Company plans to make $20 million in contributions to the Other Benefits Plans for postretirement benefits.

For further discussion of the Company’s employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

Note 11—Medium and Long-Term Debt

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

On June 25, 2007, the Company retired $200 million of floating rate subordinated debt, payable to BTMU. This note had an interest rate of 0.325% above the 3-month LIBOR. The debt was retired at par plus accrued interest.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans

The Company has two management stock plans, the Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan). Under these plans, the Company’s common stock is authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation & Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards. For further discussion of the Company’s stock plans, see Note 16 to the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans may not be less than the fair market value on the date the option is granted.

Under the 2000 Stock Plan, the Company grants stock options and restricted stock and issues shares of common stock upon vesting of performance shares and restricted stock units that are settled in common stock. The Company issues new shares of common stock upon exercise of outstanding stock options, granting of restricted stock awards and settlement of other awards under the stock plans. At June 30, 2007, a total of 3,196,990 shares were available for future grants under the 2000 Stock Plan as stock options, restricted stock or shares of common stock issued upon vesting of performance shares and restricted stock units settled in common stock. The remaining shares under the 1997 Stock Plan are not available for future grants.

Stock Options

The following is a summary of stock option transactions under the stock plans for the six months ended June 30, 2007.

	For the Six Months Ended June 30, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding, beginning of the period(1)	8,326,241	$49.24
Granted	627,548	63.42
Exercised	(577,838)	41.06
Forfeited	(20,820)	67.80
Options outstanding, end of the period(1)	8,355,131	$50.82	5.04	$89,167
Options exercisable, end of the period	6,675,629	$47.11	4.82	$89,125

(1)                   Options not expected to vest are included in options outstanding. Amounts are not material.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Black-Scholes option pricing model uses tranches based on expected terms that result in ranges of input assumptions, such ranges are disclosed below. Expected volatilities are based on historical data and implied volatilities from trade options on the Company’s stock and other factors. The Company uses historical data to estimate option

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

For the Six Months Ended June 30, 2007
Weighted-average fair value—per share	$8.78
Risk-free interest rate	4.5%
Expected volatility	16.9 - 17.8%
Weighted-average expected volatility	17.4%
Expected term (in years)	3.8 - 4.4
Expected dividend yield	3.5%

The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2007 was $12.30 and $8.78 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $30.5 million and $12.4 million, respectively. The total fair value of options vested during the six months ended June 30, 2006 and 2007 was $25.7 million and $19.2 million, respectively.

The Company recognized $7.5 million of compensation cost for share-based payment arrangements related to stock option awards with $2.8 million of corresponding tax benefit for the six months ended June 30, 2007. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards was $13.5 million and the weighted-average period over which it is expected to be recognized was one year.

Restricted Stock

In general, restricted shares are granted under the 2000 Stock Plan to key employees. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions or terminates employment under certain conditions. Restricted stockholders have the right to vote their restricted shares and receive dividends.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

The following is a summary of the Company’s nonvested restricted stock awards as of June 30, 2007 and changes during the period ended June 30, 2007.

	For the Six Months Ended June 30, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	840,003	$62.59
Granted	40,461	63.14
Vested	(96,655)	65.86
Forfeited	(23,456)	61.68
Nonvested restricted awards, end of the period	760,353	$62.26

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2006 and 2007 was $3.3 million and $6.4 million, respectively.

The Company recognized $7.3 million of compensation cost for share-based payment arrangements related to restricted stock awards with $2.8 million of corresponding tax benefit for the six months ended June 30, 2007. As of June 30, 2007, the total unrecognized compensation cost related to nonvested restricted awards was $34.3 million and the weighted-average period over which it is expected to be recognized was 1.6 years.

Restricted Stock Units

Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. During the six months ended June 30, 2007, the Company granted 900 restricted stock units with a weighted-average grant date fair value of $61.17 per unit. There were no restricted stock units forfeited during the six months ended June 30, 2007. The total fair value of the restricted stock units that vested during the six months ended June 30, 2007 was $0.1 million. For the six months ended June 30, 2007, the Company recognized $0.4 million of compensation cost with a corresponding $0.2 million in tax benefits related to these grants. As of June 30, 2007, the total unrecognized compensation cost related to restricted stock units was $0.2 million and the weighted-average period over which it is expected to be recognized was 1.2 years.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—Management Stock Plans (Continued)

Performance Share Plan

Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company’s common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004, increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 2,063,656 performance shares remaining for future awards as of June 30, 2007.

All performance shares granted prior to 2006 are redeemable in cash and are therefore being accounted for as liabilities. The value of a performance share under the liability method is equal to the average month-end closing price of the Company’s common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. The total fair value of the performance shares that vested during the six months ended June 30, 2006 and 2007 was $3.9 million and $7.2 million, respectively. These amounts were paid in cash during the respective quarters, except for $0.3 million, which was deferred during the six months ended June 30, 2006. There were no performance shares forfeited during the six months ended June 30, 2007. At June 30, 2006 and 2007, the Company’s liability for the cash settlement of the performance shares was $13.3 million and $5.3 million, respectively. The Company recognized $0.8 million of compensation cost related to these grants with $0.3 million of corresponding tax benefit for the six months ended June 30, 2007. As of June 30, 2007, the total unrecognized compensation cost related to these grants that are redeemable in cash was $0.7 million and the weighted-average period over which it is expected to be recognized was 5 months.

During the six months ended June 30, 2007, the Company granted 68,677 performance shares that are redeemable in shares, with a weighted-average grant date fair value of $63.42 per unit. There were no forfeitures of performance shares that are redeemable in shares during the six months ended June 30, 2007. The total fair value of these performance shares which vested was $0.3 million during the six months ended June 30, 2007. For the six months ended June 30, 2007, the Company recognized $1.6 million of compensation cost with a corresponding $0.6 million in tax benefits related to these grants. As of June 30, 2007, the total unrecognized compensation cost related to grants that are redeemable in shares was $5.4 million and the weighted-average period over which it is expected to be recognized was 1 year. The Company issues new shares under the 2000 Stock Plan upon vesting of these grants that are redeemable in shares.

Note 13—Subsequent Events

On July 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of common stock. The dividend will be paid on October 5, 2007 to stockholders of record as of September 7, 2007.

On July 25, 2007, the Company’s Board of Directors authorized the repurchase of an additional $500 million of the Company’s common stock. When combined with the $62 million remaining on its previous repurchase authorizations, the Company had authorization to repurchase $562 million of the Company’s common stock at that date.

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

You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations for the period ended June 30, 2007 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based, bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $53 billion at June 30, 2007. At June 30, 2007, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2007 results and that could impact our future results. Further detailed information will be found in other portions of this Form 10-Q that will assist your understanding of trends, events and uncertainties that will impact us.

Average loans grew 11 percent over the second quarter of 2006, with much of that growth coming from commercial, residential mortgage and construction lending. Although residential mortgage lending growth has slowed, growth in that portfolio was still a solid 7 percent over the second quarter of 2006.

Our overall credit quality continues to be strong. Our nonperforming assets were $30 million, down 18 percent compared to second quarter 2006. Our net charge offs were $2 million in the second quarter of 2007 compared to $10 million in the second quarter of 2006. We provided $5 million for credit losses in the second quarter of 2007, compared with a reversal of $5 million in the second quarter of 2006. As our credit portfolio continues to grow and as we believe that we have passed the turning point in credit quality trends, we anticipate that we will continue to provide for credit losses throughout 2007.

Offsetting our strong loan growth and credit quality was the decline in our noninterest bearing deposits. Compared to second quarter 2006, average noninterest bearing deposits declined by $2.6 billion as our customers shifted their balances to interest bearing deposits or other investment alternatives. In addition, the average cost of interest bearing deposits rose from 2.60 percent to 3.57 percent from second quarter 2006 to second quarter 2007. However, we believe that pricing has stabilized as indicated by the more modest sequential quarter increase in our average cost of interest bearing deposits, which rose 15 basis points from 3.42 percent in first quarter 2007. Although our noninterest bearing deposits have declined, we continue to enjoy a relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers. Based on the most recent statistics available, our percentage of average noninterest bearing deposits to average total deposits ranked us second among the 50 largest U.S. banks.

In the second quarter of 2007, our net interest income was $429 million, a decline of $39 million over the second quarter of 2006, continuing the trend experienced throughout 2006 as our higher funding costs outstripped interest income earned on our loan growth.

Noninterest income grew 4.8 percent in the second quarter of 2007 over the second quarter of 2006 as gains on private capital investments and higher trust and investment management fees offset reductions in our service charges on deposits.

Noninterest expense declined slightly in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the decreased cost for outside services stemming from lower cost of services related to title and escrow deposit balances, a decline in compliance-related professional services expense and the favorable outcome of a lawsuit settlement. Although salary and employee benefits rose by 1.1 percent, employee benefits were lower as a result of the increase in the discount rate used to determine our pension obligations.

In the second quarter of 2007, we recorded a reserve of $10 million for the expected imposition of civil money penalties by the Office of the Comptroller of the Currency (OCC) and the Financial Crimes Enforcement Network (FinCEN) of the U.S. Treasury Department related to compliance with Bank Secrecy Act and anti-money laundering regulations (BSA/AML). In addition, the OCC has indicated that it will institute a procedure for a cease and desist order against us with regard to our BSA/AML controls and processes. For additional information, see “Regulatory Matters.”

Our effective tax rate declined to 31.6 percent compared to 33.5 percent in the second quarter of 2006. The lower effective tax rate in 2007 resulted from the expiration of the statute of limitations on uncertain tax positions, partially offset by the nondeductible BSA/AML penalty.

In the second quarter of 2007, we repurchased 30 thousand shares of common stock for a total of $2 million. At June 30, 2007, we were authorized to repurchase an additional $62 million.

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

This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. All of our offices designated for disposal were closed as of June 30, 2006. For the detailed components of our assets and liabilities from discontinued operations at June 30, 2006 and December 31, 2006, see Note 3 to the Condensed Consolidated Financial Statements of this Form 10-Q. Substantially all assets and liabilities of the discontinued operations were liquidated as of March 31, 2007.

For the three and six months ended June 30, 2006, income (loss) from discontinued operations included the following:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
(Dollars in thousands)	2006	2006
Net interest (expense) income	$(86)	$1,639
Noninterest income	7,105	12,916
Noninterest expense	6,588	27,727
Income (loss) from discontinued operations
before income taxes	431	(13,172)
Income tax expense (benefit)	157	(4,936)
Income (loss) from discontinued operations	$274	$(8,236)

For the three and six months ended June 30, 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $0.4 million and $1.1 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period. Noninterest income for the three and six months ended June 30, 2006 included a $4.0 million payment from Wachovia Bank, N.A., reflecting the final settlement upon the conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Included in noninterest expense was compliance related expenses of $1.8 million and $7.1 million, for the three and six months ended June 30, 2006, respectively. Additionally, we recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Estimates

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

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Estimates and our significant accounting policies are discussed in detail in our 2006 Form 10-K filed with the Securities and Exchange Commission (the SEC).

Financial Performance

Summary of Financial Performance

	For the Three Months		Increase (Decrease)		For the Six Months		Increase (Decrease)
	Ended June 30,		2007 versus 2006		Ended June 30,		2007 versus 2006
(Dollars in thousands)	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of Operations
Net interest income(1)	$467,642	$428,873	$(38,769)	(8.3)%	$932,735	$857,385	$(75,350)	(8.1)%
Noninterest income
Service charges on deposit accounts	81,837	77,218	(4,619)	(5.6)	163,472	152,163	(11,309)	(6.9)
Trust and investment management fees	48,380	51,585	3,205	6.6	98,495	100,145	1,650	1.7
Gain on private capital investments, net	3,702	20,171	16,469	nm	6,529	29,266	22,737	nm
Other noninterest income	85,309	80,871	(4,438)	(5.2)	168,642	170,829	2,187	1.3
Total noninterest income	219,228	229,845	10,617	4.8	437,138	452,403	15,265	3.5
Total revenue	686,870	658,718	(28,152)	(4.1)	1,369,873	1,309,788	(60,085)	(4.4)
(Reversal of) provision for loan losses	(1,000)	5,000	6,000	nm	(8,000)	9,000	17,000	nm
Noninterest expense
Salaries and employee benefits	248,637	251,430	2,793	1.1	501,132	509,945	8,813	1.8
Outside services	30,704	18,851	(11,853)	(38.6)	59,313	38,687	(20,626)	(34.8)
Professional services	17,038	11,970	(5,068)	(29.7)	31,585	29,057	(2,528)	(8.0)
Foreclosed asset expense (income)	(7,782)	9	7,791	nm	(15,149)	18	15,167	nm
(Reversal of) provision for losses on off-balance sheet commitments	(4,000)	—	4,000	100.0	(7,000)	1,000	8,000	nm
Other noninterest expense	128,433	129,605	1,172	0.9	257,693	255,249	(2,444)	(0.9)
Total noninterest expense	413,030	411,865	(1,165)	(0.3)	827,574	833,956	6,382	0.8
Income from continuing operations before income taxes	274,840	241,853	(32,987)	(12.0)	550,299	466,832	(83,467)	(15.2)
Income tax expense	92,203	76,499	(15,704)	(17.0)	186,207	151,867	(34,340)	(18.4)
Income from continuing operations	$182,637	$165,354	$(17,283)	(9.5)%	$364,092	$314,965	$(49,127)	(13.5)%

(1)                   Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

The primary contributors to our financial performance for the second quarter of 2007 compared to the second quarter of 2006 are presented below.

•       Overall credit quality remained excellent. However, we believe that the trend of improving credit quality is beyond its peak. (See our discussion under “Allowances for Credit Losses.”) After several years of reducing the level of our allowances for credit losses, we provided a total of $5 million for credit losses in the second quarter of 2007 primarily due to a shift in risk-grade mix, increased concern about certain economic conditions and a decline in our loss factors.

•       Our net interest income was unfavorably influenced by lower noninterest bearing deposit volumes and higher rates on interest bearing liabilities. Offsetting these negative influences to our net interest income were higher earning asset volumes (including higher volumes for commercial, financial and industrial loans, residential mortgages, construction loans and commercial mortgages) and higher average yields on our earning assets. (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits decreased primarily due to lower account analysis fees;

—              Trust and investment management fees were higher primarily due to an increase in the total assets under administration on which fees are based. Managed assets increased by approximately 7 percent, while non-managed assets increased by approximately 13 percent from June 30, 2006 to June 30, 2007. Total assets under administration increased by approximately 12 percent, to $243.4 billion, for the same period;

—              Net gains on private capital investments were higher compared to the prior year quarter due to higher sales and capital distributions; and

                 Other noninterest income included lower gain on sale of other assets due to a prior year quarter gain of $1.8 million that resulted from the share redemption by MasterCard Incorporated as part of its May 2006 initial public offering, lower securities gains due to a $1.2 million reversal of impairment on a called security in the prior year quarter and lower insurance commissions.

Our lower noninterest expense was due to several factors:

—              Salaries and employee benefits increased primarily as a result of:

•       annual merit increases; partially offset by

•       lower pension expenses related to a change in the discount rate used to estimate future liabilities, which increased from 5.5% to 6.0%;

—              Outside services expense decreased mainly due to lower cost of services related to a 19 percent decline in title and escrow deposits and a shift by our customers to an increased utilization of lower yielding title and escrow loans;

—              Professional services expense decreased mainly due to lower compliance-related activities;

—              Foreclosed asset income reflected a gain on the sale of a foreclosed property in the second quarter of 2006;

—              There was no provision for losses on off-balance sheet commitments in the current quarter compared to a $4.0 million reversal of that provision in the prior year quarter; and

—              Other noninterest expense included a reserve accrual of $10.0 million for the expected imposition of civil money penalties by the OCC and FinCEN relating to BSA/AML compliance, partially offset by a favorable outcome of a lawsuit settlement.

The primary contributors to our financial performance for the first six months of 2007 compared to the first six months of 2006 are presented below.

•       Overall credit quality remained excellent. However, we believe that the trend of improving credit quality is beyond its peak. (See our discussion under “Allowances for Credit Losses.”) After several years of reducing the level of our allowances for credit losses, we provided a total of $10 million for credit losses in the first six months of 2007 primarily due to a shift in risk-grade mix, loan growth, net charge offs, increased concern about certain economic conditions and a decline in our loss factors.

•       Our net interest income was unfavorably influenced by lower noninterest bearing deposit volumes and higher rates on interest bearing liabilities. Offsetting these negative influences to our net interest income were higher earning asset volumes (including higher volumes for commercial, financial and industrial loans, residential mortgages and construction loans) and higher average yields on our earning assets. (See our discussion under “Net Interest Income.”)

The increase in our noninterest income was due to several factors:

—              Service charges on deposits decreased primarily due to lower account analysis fees;

—              Net gains on private capital investments were higher compared to the prior year due to higher sales and capital distributions; and

—              Other noninterest income included higher brokerage commissions, merchant banking fees and card processing fees.

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

—              Outside services expense decreased mainly due to lower cost of services related to the 16 percent decline in title and escrow deposits and a shift by our customers to an increased utilization of lower yielding title and escrow loans;

—              Foreclosed asset income reflected higher gains on the sale of foreclosed properties in 2006; and

—              Provision for losses on off-balance sheet commitments increased from a $7.0 million reversal in the prior year to a $1.0 million provision in the current year.

Net Interest Income

The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended
	June 30, 2006			June 30, 2007			Increase (Decrease) in
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Average Balance		Interest Income/ Expense (1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$12,957,301	$214,068	6.63%	$14,610,728	$238,175	6.54%	$1,653,427	13%	$24,107	11%
Construction	1,723,868	33,061	7.69	2,296,098	44,047	7.69	572,230	33	10,986	33
Residential mortgage	11,734,930	149,869	5.11	12,594,065	167,342	5.31	859,135	7	17,473	12
Commercial mortgage	5,661,541	100,238	7.10	6,213,092	111,720	7.21	551,551	10	11,482	11
Consumer	2,505,651	47,576	7.62	2,557,085	49,579	7.78	51,434	2	2,003	4
Lease financing	563,685	3,205	2.27	568,701	7,341	5.16	5,016	1	4,136	129
Total Loans	35,146,976	548,017	6.25	38,839,769	618,204	6.38	3,692,793	11	70,187	13
Securities—taxable	8,349,759	102,733	4.92	8,548,063	108,675	5.09	198,304	2	5,942	6
Securities—tax-exempt	63,222	1,275	8.06	56,084	1,164	8.30	(7,138)	(11)	(111)	(9)
Interest bearing deposits in banks	34,462	423	4.92	88,592	1,295	5.86	54,130	157	872	206
Federal funds sold and securities purchased under resale agreements	379,412	4,725	4.99	593,718	7,809	5.28	214,306	56	3,084	65
Trading account assets	384,763	1,685	1.76	317,020	1,601	2.03	(67,743)	(18)	(84)	(5)
Total earning assets	44,358,594	658,858	5.95	48,443,246	738,748	6.11	4,084,652	9	79,890	12
Allowance for loan losses	(334,556)			(331,820)			(2,736)	(1)
Cash and due from banks	2,107,846			2,000,691			(107,155)	(5)
Premises and equipment, net	506,607			486,776			(19,831)	(4)
Other assets	2,690,883			2,517,561			(173,322)	(6)
Total assets	$49,329,374			$53,116,454			$3,787,080	8%
Liabilities
Deposits:
Transaction accounts	$12,614,869	$65,457	2.08	$14,075,542	$102,833	2.93	$1,460,673	12%	$37,376	57
Savings and consumer time	4,470,764	21,502	1.93	4,445,326	28,962	2.61	(25,438)	(1)	7,460	35
Large time	5,062,473	56,718	4.49	9,173,928	114,380	5.00	4,111,455	81	57,662	102
Total interest bearing deposits	22,148,106	143,677	2.60	27,694,796	246,175	3.57	5,546,690	25	102,498	71
Federal funds purchased and securities sold under repurchase agreements	748,050	8,902	4.77	782,000	10,120	5.19	33,950	5	1,218	14
Net funding allocated from (to) discontinued operations(4)	(36,123)	(447)	4.97	—	—	—	36,123	100	447	100
Commercial paper	1,650,266	19,137	4.65	1,389,847	17,429	5.03	(260,419)	(16)	(1,708)	(9)
Other borrowed funds	108,095	1,476	5.47	333,252	4,689	5.64	225,157	208	3,213	218
Medium and long-term debt	1,179,432	16,875	5.74	2,033,377	28,973	5.72	853,945	72	12,098	72
Trust notes	15,167	238	6.28	14,714	238	6.48	(453)	(3)	—	0
Total borrowed funds	3,664,887	46,181	5.05	4,553,190	61,449	5.41	888,303	24	15,268	33
Total interest bearing liabilities	25,812,993	189,858	2.95	32,247,986	307,624	3.83	6,434,993	25	117,766	62
Noninterest bearing deposits	17,543,946			14,989,226			(2,554,720)	(15)
Other liabilities	1,432,959			1,291,181			(141,778)	(10)
Total liabilities	44,789,898			48,528,393			3,738,495	8
Stockholders’ Equity
Common equity	4,539,476			4,588,061			48,585	1
Total stockholders’ equity	4,539,476			4,588,061			48,585	1
Total liabilities and stockholders’ equity	$49,329,374			$53,116,454			$3,787,080	8%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		469,000	4.23%		431,124	3.56%			(37,876)	(8)
Less: taxable-equivalent adjustment		1,358			2,251				893	66
Net interest income		$467,642			$428,873				$(38,769)	(8)%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	June 30, 2006
Assets	$79,188
Liabilities	$43,065
Net assets	$36,123

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

	For the Six Months Ended
	June 30, 2006			June 30, 2007			Increase (Decrease) in
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Average Balance		Interest Income/ Expense(1)
(Dollars in thousands)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$12,666,066	$410,020	6.53%	$14,647,210	$475,453	6.55%	$1,981,144	16%	$65,433	16%
Construction	1,624,123	60,019	7.45	2,264,789	86,822	7.73	640,666	39	26,803	45
Residential mortgage	11,591,676	293,209	5.06	12,490,760	331,108	5.30	899,084	8	37,899	13
Commercial mortgage	5,657,018	197,539	7.04	6,139,042	218,686	7.18	482,024	9	21,147	11
Consumer	2,497,519	92,671	7.48	2,549,836	98,558	7.79	52,317	2	5,887	6
Lease financing	566,144	7,547	2.67	558,310	11,079	3.97	(7,834)	(1)	3,532	47
Total Loans	34,602,546	1,061,005	6.17	38,649,947	1,221,706	6.36	4,047,401	12	160,701	15
Securities—taxable	8,292,126	198,787	4.79	8,564,100	215,943	5.04	271,974	3	17,156	9
Securities—tax-exempt	64,207	2,572	8.01	56,865	2,318	8.15	(7,342)	(11)	(254)	(10)
Interest bearing deposits in banks	47,084	1,159	4.96	84,102	2,404	5.76	37,018	79	1,245	nm
Federal funds sold and securities purchased under resale agreements	362,471	8,570	4.77	719,183	18,961	5.32	356,712	98	10,391	nm
Trading account assets	356,556	3,215	1.82	325,146	3,302	2.05	(31,410)	(9)	87	3
Total earning assets	43,724,990	1,275,308	5.86	48,399,343	1,464,634	6.08	4,674,353	11	189,326	15
Allowance for loan losses	(341,568)			(331,042)			(10,526)	(3)
Cash and due from banks	2,113,853			1,975,104			(138,749)	(7)
Premises and equipment, net	516,748			489,898			(26,850)	(5)
Other assets	2,662,595			2,511,933			(150,662)	(6)
Total assets	$48,676,618			$53,045,236			$4,368,618	9%
Liabilities
Deposits:
Transaction accounts	$12,936,591	$127,815	1.99	$13,806,452	$194,338	2.84	$869,861	7%	$66,523	52
Savings and consumer time	4,469,204	39,990	1.80	4,430,376	55,919	2.55	(38,828)	(1)	15,929	40
Large time	4,339,551	91,181	4.24	8,806,573	218,175	5.00	4,467,022	nm	126,994	nm
Total interest bearing deposits	21,745,346	258,986	2.40	27,043,401	468,432	3.49	5,298,055	24	209,446	81
Federal funds purchased and securities sold under repurchase agreements	810,704	18,312	4.55	913,489	23,644	5.22	102,785	13	5,332	29
Net funding allocated from (to) discontinued operations(4)	(46,548)	(1,055)	4.57	—	—	—	46,548	nm	1,055	nm
Commercial paper	1,447,492	31,585	4.40	1,585,714	39,693	5.05	138,222	10	8,108	26
Other borrowed funds	187,736	4,391	4.72	818,481	21,970	5.41	630,745	nm	17,579	nm
Medium and long-term debt	990,771	27,272	5.55	1,704,240	48,668	5.76	713,469	72	21,396	78
Trust notes	15,223	476	6.26	14,770	476	6.45	(453)	(3)	—	—
Total borrowed funds	3,405,378	80,981	4.80	5,036,694	134,451	5.38	1,631,316	48	53,470	66
Total interest bearing liabilities	25,150,724	339,967	2.73	32,080,095	602,883	3.79	6,929,371	28	262,916	77
Noninterest bearing deposits	17,531,006			15,043,457			(2,487,549)	(14)
Other liabilities	1,455,808			1,372,336			(83,472)	(6)
Total liabilities	44,137,538			48,495,888			4,358,350	10
Stockholders’ Equity
Common equity	4,539,080			4,549,348			10,268	0
Total stockholders’ equity	4,539,080			4,549,348			10,268	0
Total liabilities and stockholders’ equity	$48,676,618			$53,045,236			$4,368,618	9%
Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		935,341	4.29%		861,751	3.57%			(73,590)	(8)
Less: taxable-equivalent adjustment		2,606			4,366				1,760	68
Net interest income		$932,735			$857,385				$(75,350)	(8)%

Average Assets and Liabilities of Discontinued Operations for the Six Months Ended:	June 30, 2006
Assets	$347,431
Liabilities	$300,883
Net assets	$46,548

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

nm = not meaningful

Net interest income in the second quarter of 2007, on a taxable-equivalent basis, decreased 8 percent from the second quarter of 2006. Our net interest margin decreased by 67 basis points. These results were primarily due to the following:

•       Average earning assets increased $4.1 billion, or 9 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $1.6 billion increase in average commercial loans, including a $0.6 billion increase in lower yielding loans related to title and escrow customers, a $0.9 billion increase in average residential mortgages, a $0.6 billion increase in average construction loans and a $0.6 billion increase in average commercial mortgages;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 16 basis points, which includes the favorable impact of $2.0 million in lower hedge expense;

•       Average noninterest bearing deposits decreased $2.6 billion, or 15 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $1.6 billion, or 14 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or 13 percent. Average noninterest bearing deposits represented 35 percent of average total deposits in the second quarter of 2007 compared to 44 percent in the second quarter of 2006; and

•       In the second quarter of 2007, the annualized average all-in cost of funds was 2.61 percent, reflecting an average deposit-to-loan ratio of 110 percent and a relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers. In the second quarter of 2006, the annualized all-in cost of funds was 1.76 percent and our average deposit-to-loan ratio was 113 percent.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For loans, we had hedge expense of $12.0 million and $10.0 million for the quarters ended June 30, 2006 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge expense of less than $0.1 million for both quarters ended June 30, 2006 and 2007.

Net interest income in the first six months of 2007, on a taxable-equivalent basis, decreased 8 percent from the first six months of 2006. Our net interest margin decreased by 72 basis points. These results were primarily due to the following:

•       Average earning assets increased $4.7 billion, or 11 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.0 billion increase in average commercial loans, including a $0.6 billion increase in lower yielding loans related to title and escrow customers, a $0.9 billion increase in average residential mortgages, a $0.6 billion increase in average construction loans and a $0.5 billion increase in average commercial mortgages;

•       Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 22 basis points;

•       Average noninterest bearing deposits decreased $2.5 billion, or 14 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $1.7 billion, or 14 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or 13 percent. Average noninterest bearing deposits represented 36 percent of average total deposits in the first six months of 2007 compared to 45 percent in the first six months of 2006; and

•       In the first six months of 2007, the annualized average all-in cost of funds was 2.58 percent, reflecting an average deposit-to-loan ratio of 109 percent and a relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers. In the first six months of 2006, the annualized all-in cost of funds was 1.61 percent and our average deposit-to-loan ratio was 114 percent.

We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and CDs, and to convert our long-term, fixed-rate borrowings to floating rate. For loans, we had hedge expense of $19.8 million and $20.3 million for the first six months of 2006 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $0.8 million and less than $0.1 million for the first six months of 2006 and 2007, respectively.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense that exceeded 1percent of our total revenues for the three and six months ended June 30, 2006 and 2007.

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
(Dollars in thousands)	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Service charges on deposit accounts	$81,837	$77,218	$(4,619)	(5.6)%	$163,472	$152,163	$(11,309)	(6.9)%
Trust and investment management fees	48,380	51,585	3,205	6.6	98,495	100,145	1,650	1.7
Insurance commissions	17,752	16,501	(1,251)	(7.0)	37,270	36,751	(519)	(1.4)
Brokerage commissions and fees	10,330	9,533	(797)	(7.7)	18,125	19,193	1,068	5.9
Merchant banking fees	8,396	8,809	413	4.9	16,625	17,886	1,261	7.6
Foreign exchange gains, net	8,307	9,288	981	11.8	16,125	16,882	757	4.7
Card processing fees, net	7,206	7,824	618	8.6	13,903	14,951	1,048	7.5
Securities gains, net	1,993	230	(1,763)	(88.5)	1,779	1,450	(329)	(18.5)
Gain on private capital investments, net	3,702	20,171	16,469	nm	6,529	29,266	22,737	nm
Other	31,325	28,686	(2,639)	(8.4)	64,815	63,716	(1,099)	(1.7)
Total noninterest income	$219,228	$229,845	$10,617	4.8%	$437,138	$452,403	$15,265	3.5%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
(Dollars in thousands)	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Salaries and other compensation	$201,689	$206,110	$4,421	2.2%	$395,948	$413,767	$17,819	4.5%
Employee benefits	46,948	45,320	(1,628)	(3.5)	105,184	96,178	(9,006)	(8.6)
Salaries and employee benefits	248,637	251,430	2,793	1.1	501,132	509,945	8,813	1.8
Net occupancy	34,519	35,244	725	2.1	67,356	70,381	3,025	4.5
Outside services	30,704	18,851	(11,853)	(38.6)	59,313	38,687	(20,626)	(34.8)
Equipment	16,846	16,367	(479)	(2.8)	34,768	32,921	(1,847)	(5.3)
Software	15,323	15,136	(187)	(1.2)	31,667	29,332	(2,335)	(7.4)
Professional services	17,038	11,970	(5,068)	(29.7)	31,585	29,057	(2,528)	(8.0)
Advertising and public relations	11,270	10,476	(794)	(7.0)	21,501	18,865	(2,636)	(12.3)
Communications	10,061	8,855	(1,206)	(12.0)	20,613	18,646	(1,967)	(9.5)
Data processing	7,845	8,626	781	10.0	15,243	16,867	1,624	10.7
Intangible asset amortization	3,427	2,243	(1,184)	(34.5)	6,857	4,486	(2,371)	(34.6)
Foreclosed asset expense (income)	(7,782)	9	7,791	nm	(15,149)	18	15,167	nm
(Reversal of) provision for losses on off-balance sheet commitments	(4,000)	—	4,000	100.0	(7,000)	1,000	8,000	nm
Other	29,142	32,658	3,516	12.1	59,688	63,751	4,063	6.8
Total noninterest expense	$413,030	$411,865	$(1,165)	(0.3)%	$827,574	$833,956	$6,382	0.8%

nm = not meaningful

Income Tax Expense

Our effective tax rate in the second quarter of 2007 was 31.6 percent compared to 33.5 percent for the second quarter of 2006. The lower effective tax rate was primarily due to the recognition of $8.4 million of tax benefits resulting from the expiration of the statute of limitations on uncertain tax positions during the second quarter of 2007, partially offset by $3.8 million in additional taxes due to the non-deductibility of the reserve for pending regulatory actions.

Our effective tax rate in the first six months of 2007 declined to 32.5 percent from 33.8 percent for the first six months of 2006 primarily due to the same reasons identified above.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” in our 2006 Form 10-K.

Loans

The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) June 30, 2007 from:
				June 30,		December 31,
	June 30,	December 31,	June 30,	2006		2006
(Dollars in thousands)	2006	2006	2007	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$12,218,058	$12,944,771	$13,052,803	$834,745	6.8%	$108,032	0.8%
Construction	1,849,236	2,175,545	2,303,089	453,853	24.5	127,544	5.9
Mortgage:
Residential	11,844,946	12,343,792	12,936,691	1,091,745	9.2	592,899	4.8
Commercial	5,649,504	6,028,242	6,292,157	642,653	11.4	263,915	4.4
Total mortgage	17,494,450	18,372,034	19,228,848	1,734,398	9.9	856,814	4.7
Consumer:
Installment	1,021,542	1,137,401	1,230,021	208,479	20.4	92,620	8.1
Revolving lines of credit	1,488,533	1,401,173	1,335,117	(153,416)	(10.3)	(66,056)	(4.7)
Total consumer	2,510,075	2,538,574	2,565,138	55,063	2.2	26,564	1.0
Lease financing	568,914	581,203	581,297	12,383	2.2	94	0.0
Total loans held to maturity	34,640,733	36,612,127	37,731,175	3,090,442	8.9	1,119,048	3.1
Total loans held for sale	107,100	59,596	12,047	(95,053)	(88.8)	(47,549)	(79.8)
Total loans	$34,747,833	$36,671,723	$37,743,222	$2,995,389	8.6%	$1,071,499	2.9%

Commercial, Financial and Industrial Loans

The commercial, financial and industrial loan portfolio continues to represent the largest category in our loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses, with no industry concentration exceeding 10 percent of total loans. Although many of our customers are located in California, the portfolio has a high degree of geographic diversification based upon our customers’ revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. Presently, we are active in, among other sectors, the power and utilities, financial services, oil and gas, retailing, communications and entertainment industries.

The commercial, financial and industrial loan portfolio increased from June 30, 2006 to June 30, 2007 due to increased loan demand primarily in the oil and gas, national corporate and California middle market segments.

Construction and Commercial Mortgage Loans

We engage in non-residential real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

The construction loan portfolio increase from June 30, 2006 to June 30, 2007 was primarily due to increased demand for income property projects with apartment financing representing the largest component.

The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages from June 30, 2006 to June 30, 2007 was mainly due to increased demand in the California middle market for real estate related financing.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

At June 30, 2007, 66 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

We do not offer subprime loan products. However, we do have several loan products that allow a customer to move more quickly through the loan origination process by reducing or eliminating the need to verify the income or assets of the customer. We refer to these loans as “no doc” or “low doc” loans. “No doc” loans are only available for owner-occupied properties and eliminate the verification of both income and assets, while “low doc” loans require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at June 30, 2007 were lower than fully documented loans. The total amount of “no doc” and “low doc” loans past due 30 days or more was $12.6 million at June 30, 2007 compared to $5.7 million at December 31, 2006.

We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

Consumer Loans

We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The increase in consumer loans from June 30, 2006 was primarily in our “Flex Equity Line/Loan” product. The “Flex Equity Line/Loan” allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert their “Flex Equity Lines/Loans” to fixed rate loans, these new loans are classified as installment loans. In addition, we offer a “Flex Equity High LTV” product, which allows our customers to draw up to 100 percent of the value of their real estate or $150 thousand, whichever is less. At June 30, 2007, the total amount outstanding of “Flex Equity High LTV” loans was $5.4 million with no delinquencies. Our total home equity loans and lines delinquent 30 days or more were $3.3 million at June 30, 2007 compared to $4.6 million at December 31, 2006.

Lease Financing

We offer two types of leases to our customers:  direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio are leveraged leases of $512 million, which are net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

On January 1, 2007, we adopted FASB Staff Position (FSP) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”  See Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the adoption of this FSP.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30, 2007 for one country where such outstandings exceeded 1 percent of total assets. For the periods ended June 30, 2006 and December 31, 2006 there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

		Public	Corporations
	Financial	Sector	and Other	Total
(Dollars in millions)	Institutions	Entities	Borrowers	Outstandings
June 30, 2007
Canada	$13	$—	$664	$677

Provision for Credit Losses

We recorded a provision for loan losses of $5 million in the second quarter of 2007, compared with a reversal of the allowance for loan losses of $1 million in the second quarter of 2006. There was no provision for losses related to the allowance for losses on off-balance sheet commitments in the second quarter of 2007 compared to a $4 million reversal of allowance for losses on off-balance sheet commitments in the second quarter of 2006. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under “Allowances for Credit Losses” below.

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

Comparison of the Total Allowances and Related Provision for Credit Losses from December 31, 2006

At June 30, 2007, our total allowances for credit losses were $418 million, which consisted of $336 million related to loans and $82 million related to off-balance sheet commitments. The allowances for credit losses consisted of $356 million and $62 million of allocated and unallocated allowance, respectively. At June 30, 2007, our allowances for credit loss coverage ratios were 1.11 percent of total loans and 1,457 percent of total nonaccrual loans. At December 31, 2006, our total allowances for credit losses were $412 million, or 1.12 percent of the total loan portfolio and 987 percent of total nonaccrual loans.

In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At June 30, 2007, our total impaired loans were $28 million and the associated impairment allowance was $6 million compared to total impaired loans of $27 million and an associated impairment allowance of $3 million on December 31, 2006.

At June 30, 2007 and December 31, 2006, the allowance for losses related to off-balance sheet commitments included within our total allowances for credit losses, was $82 million and $81 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

We recorded a provision for credit losses of $5 million in the second quarter of 2007, as a result of management’s assessment of factors, including the credit quality of our credit portfolio, slower future growth in the U.S. economy (including a continued slow down in the housing market and the potential adverse impact of higher fuel prices on the economy), growth and changes in the composition of our credit portfolio, the amount of net charge offs and changes in loss factors.

During the second quarter of 2007, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

Changes in the Allocated (Formula and Specific) Allowance

At June 30, 2007, the formula allowance changed slightly to $348 million from $347 million at December 31, 2006. The net increase included a shift in the risk-grade mix of loans and growth in our loan portfolio, offset by declines in certain loss factors. At June 30, 2007, the specific allowance was $8 million compared to $6 million at December 31, 2006.

Changes in the Unallocated Allowance

At June 30, 2007, the unallocated allowance increased to $62 million from $59 million at December 31, 2006, reflecting management’s belief that maintaining the unallocated allowance near our December 31, 2006 assessment is appropriate based on continuing uncertainty associated with our principal portfolio segments, as we believe we have passed the turning point in credit quality trends. Additionally, the primary reasons for which we believe an unallocated allowance is warranted are detailed below.

In our assessment as of June 30, 2007, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

•       With respect to commercial real estate, we considered the substantial weakness in the residential construction market, partly offset by continued strength in the commercial real estate construction sector, which could be in the range of $10 million to $25 million.

•       With respect to fuel prices, we considered the ability of borrowers to absorb higher fuel prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy, which could be in the range of $3 million to $14 million.

•       With respect to concentrated sales, which include suppliers of “big box” stores like Costco, Wal-Mart, Home Depot, Lowe’s and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins, which could be in the range of $7 million to $12 million.

•       With respect to contractors, we considered the weakening residential housing market, partly offset by continued strength in commercial real estate construction, which could be in the range of $5 million to $7 million.

•       With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, which could be in the range of $2 million to $4 million.

Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

Change in the Total Allowances for Credit Losses

The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Balance, beginning of period	$339,443	$332,679	$(6,764)	(2.0)%	$351,532	$331,077	$(20,455)	(5.8)%
Loans charged off:
Commercial, financial and industrial	18,425	2,762	(15,663)	(85.0)	29,169	5,840	(23,329)	(80.0)
Mortgage	336	5	(331)	(98.5)	336	5	(331)	(98.5)
Consumer	876	1,379	503	57.4	1,794	2,720	926	51.6
Lease financing	3	—	(3)	(100.0)	22	—	(22)	(100.0)
Total loans charged off	19,640	4,146	(15,494)	(78.9)	31,321	8,565	(22,756)	(72.7)
Recoveries of loans previously charged off:
Commercial, financial and industrial	8,937	1,758	(7,179)	(80.3)	10,846	3,452	(7,394)	(68.2)
Mortgage	—	—	—	nm	2	—	(2)	(100.0)
Consumer	436	230	(206)	(47.2)	876	511	(365)	(41.7)
Lease financing	10	79	69	nm	4,238	87	(4,151)	(97.9)
Total recoveries of loans previously charged off	9,383	2,067	(7,316)	(78.0)	15,962	4,050	(11,912)	(74.6)
Net loans charged off	10,257	2,079	(8,178)	(79.7)	15,359	4,515	(10,844)	(70.6)
(Reversal of) provision for loan losses	(1,000)	5,000	6,000	nm	(8,000)	9,000	17,000	nm
Foreign translation adjustment and other net additions	152	352	200	nm	165	390	225	nm
Ending balance of allowance for loan losses	328,338	335,952	7,614	2.3%	328,338	335,952	7,614	2.3%
Allowance for losses on off-balance sheet commitments	79,374	82,374	3,000	3.8	79,374	82,374	3,000	3.8
Allowances for credit losses	$407,712	$418,326	$10,614	2.6%	$407,712	$418,326	$10,614	2.6%
Allowances for credit losses to total loans	1.17%	1.11%			1.17%	1.11%
(Reversal of) provision for loan losses to net loans charged off	(9.75)	240.50			(52.09)	199.34
Net loans charged off to average loans outstanding for the period(1)	0.12	0.02			0.09	0.02

(1)                   Annualized.

nm = not meaningful

Total loans charged off in the second quarter of 2007 decreased from the second quarter of 2006, primarily due to the charge off of two commercial loans, one of which was in excess of $11 million, in the second quarter of 2006. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provision for credit losses. In addition, second quarter 2007 recoveries of loans previously charged off decreased from the second quarter of 2006 primarily as result of the higher levels of loans charged off in periods prior to June 30, 2006. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

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

Foreclosed assets include property where we acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) June 30, 2007 from:
	June 30,	December 31,	June 30,	June 30, 2006		December 31, 2006
(Dollars in thousands)	2006	2006	2007	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$4,021	$7,552	$18,691	$14,670	nm %	$11,139	nm %
Commercial mortgage	16,918	19,187	9,565	(7,353)	(43.5)	(9,622)	(50.1)
Lease financing	15,140	15,047	456	(14,684)	(97.0)	(14,591)	(97.0)
Total nonaccrual loans	36,079	41,786	28,712	(7,367)	(20.4)	(13,074)	(31.3)
Foreclosed assets	272	579	1,114	842	nm	535	92.4
Total nonperforming assets	$36,351	$42,365	$29,826	$(6,525)	(17.9)%	$(12,539)	(29.6)%
Allowances for credit losses (1)	$407,712	$412,451	$418,326	$10,614	2.6%	$5,875	1.4%
Nonaccrual loans to total loans	0.10%	0.11%	0.08%
Allowances for credit losses to nonaccrual loans	1,130.05	987.06	1,456.97
Nonperforming assets to total loans and foreclosed assets	0.10	0.12	0.08
Nonperforming assets to total assets	0.07	0.08	0.06

(1)                   Includes allowance for losses related to off-balance sheet commitments.

nm = not meaningful

During the second quarter of 2007, we had no sales of nonperforming loans compared to approximately $9 million in sales in the second quarter of 2006. Losses and recoveries that result when the sale decision is made are reflected in our net charge offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease)
				June 30, 2007 from:
	June 30,	December 31,	June 30,	June 30, 2006		December 31, 2006
(Dollars in thousands)	2006	2006	2007	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$426	$3,085	$918	$492	nm	$(2,167)	(70.2)%
Mortgage:
Residential	1,480	2,359	5,217	3,737	nm	2,858	nm
Commercial	568	2,155	2,544	1,976	nm	389	18.1
Total mortgage	2,048	4,514	7,761	5,713	nm	3,247	71.9
Consumer and other	976	1,706	995	19	1.9%	(711)	(41.7)
Total loans 90 days or more past due and still accruing	$3,450	$9,305	$9,674	$6,224	nm	$369	4.0%

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

The Board of Directors, through its Finance and Capital Committee, approves our Asset Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market risk and guides our investment and derivatives activities. The ALM Policy establishes the Bank’s risk tolerance guidelines by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes guidelines for reporting market risk and requires independent review and oversight of market risk activities.

In an effort to ensure that the Bank has an effective process to identify, measure, monitor and manage market risk, the ALM Policy requires the Bank to establish an Asset Liability Management Committee (ALCO), which is comprised of the members of the CEO Forum and the Treasurer. ALCO provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return stance for the Bank and by approving the investment, derivatives and trading policies that govern the Bank’s activities. ALCO is also responsible for ongoing management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities and wholesale funding.

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

We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below. For additional information about our market risk management, please see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Interest Rate Risk Management (Other Than Trading)

During the first six months of 2007, our interest rate risk profile remained neutral to slightly liability-sensitive primarily as a result of trends in our unhedged, core balance sheet including wholesale funding replacing declining noninterest bearing deposit balances. In February and April 2007, we added $500 million and $900 million, respectively, of new floor hedges to maintain our downside neutral to liability sensitivity (see our discussion of “ALM Derivatives” below).

At June 30, 2007, Economic Net Interest Income (NII) sensitivity was neutral to slightly liability-sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.57 percent, while a similar downward shift would increase it by 1.41 percent. At June 30, 2006, a +200 basis point parallel shift would reduce the 12-month Economic NII by 0.36 percent, while a -200 basis point shift would reduce it by 0.13 percent. We caution that ongoing enhancements to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive or less liability-sensitive than Economic NII.

Economic NII

	June 30,	December 31,	June 30,
(Dollars in millions)	2006	2006	2007
+200 basis points	$(7.3)	$(7.0)	$(10.6)
as a percentage of base case NII	(0.36)%	(0.37)%	(0.57)%
-200 basis points	$(2.6)	$20.5	$26.0
as a percentage of base case NII	(0.13)%	1.09%	1.41%

The figures in the above table are reported on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated. We believe that this approach provides the best representation of our risk profiles.

In the case of non-parallel yield curve changes, our Economic NII is liability-sensitive to changes in short-term rates (with long-term rates held constant) and asset-sensitive to changes in long-term rates (with short-term rates held constant). In other words, our Economic NII will benefit from curve steepening with short (long) rates dropping (rising) and will contract from the curve further inverting with long (short) rates dropping (rising).

ALM Activities

During the first six months of 2007, our unhedged, core balance sheet became less asset-sensitive compared to the first six months of 2006. The change in the risk profile of the core balance sheet resulted primarily from a decline in core deposit balances and an increased asset growth funded by proportionally more short-term wholesale liabilities. At June 30, 2007, the core balance sheet continues to be slightly asset-sensitive, meaning that the current mix of assets reprices slightly faster than our current mix of liabilities. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first six months of 2007, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

ALM Securities

At June 30, 2006 and 2007, our available for sale securities portfolio included $6.7 billion and $6.8 billion, respectively, of securities for ALM purposes. At June 30, 2007, approximately $3.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first six months of 2007, we purchased approximately $942 million of securities, while approximately $767 million of securities matured or were called during the same period. The composition of the portfolio is expected to remain relatively stable in 2007. Based on current prepayment projections, the estimated ALM portfolio effective duration was 2.3 at June 30, 2007, compared to 2.2 at June 30, 2006.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.3 suggests an expected price change of approximately minus 2.3 percent for an immediate 1.0 percent increase in interest rates.

ALM Derivatives

During the first six months of 2007, the ALM derivatives portfolio increased by a net $600 million notional amount, as $1.4 billion of notional amount of LIBOR floor contracts were purchased to maintain the downside neutral to liability sensitivity of our overall risk position, offset partially by maturities of $800 million notional amount of receive fixed interest rate swaps.

The fair value of the ALM derivative contracts decreased during the first six months of 2007 as the value of our receive fixed interest rate swaps and floor option contracts declined with the increase in expected future interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q and Note 19 to the Consolidated Financial Statements included in our 2006 Form 10-K.

The following table provides the notional value and the fair value of our ALM derivatives portfolio as of June 30, 2006, December 31, 2006 and June 30, 2007 and the change in fair value between December 31, 2006 and June 30, 2007.

				Increase / (Decrease)
	June 30,	December 31,	June 30,	From December 31, 2006
(Dollars in thousands)	2006	2006	2007	to June 30, 2007
Total gross notional amount of positions held for purposes other than trading:	$7,300,000	$8,250,000	$8,850,000	$600,000
Of which, interest rate swaps pay fixed rates of interest:	$—	$—	$—	$—
Fair value of positions held for purposes other than trading:
Gross positive fair value	$1,757	$44,720	$10,453	$(34,267)
Gross negative fair value	$96,832	$37,682	$33,665	$(4,017)
Positive (Negative) Fair value of positions, net	$(95,075)	$7,038	$(23,212)	$(30,250)

Trading Activities

We enter into trading account activities primarily as a financial intermediary for customers and, to a minor extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a range of products from the securities, foreign exchange and derivatives markets. In acting for our own account, we may take positions in certain securities and foreign exchange instruments, subject to various limits in amount, tenor and other respects, with the objective of generating trading profits.

As of June 30, 2007, we had $9.8 billion notional amount of interest rate derivative contracts, which included approximately $5.0 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and entered into approximately $4.8 billion notional amount of offsetting contracts with major dealers, at a credit spread, thus neutralizing the related market risk on all our customer accommodation transactions.

We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of June 30, 2007, we had $3.3 billion notional amount of energy derivative contracts with half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

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

Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $33.5 billion in average core deposits (which consists of demand deposits, money market demand accounts, savings and consumer time deposits), combined with average common stockholders’ equity, funded 72 percent of average total assets of approximately $53 billion in the second quarter of 2007. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper and other borrowings. During the first six months of 2007, we extended the weighted average maturity of our wholesale borrowing position to enhance our overall liquidity profile.

Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At June 30, 2007, we could have sold or transferred under repurchase agreements approximately $4.5 billion of our available for sale securities including excess pledged securities available for withdrawal on short notice. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $1.0 billion in the second quarter of 2007. Additional liquidity may be provided through loan maturities and sales.

On March 23, 2007, the Bank issued $750 million of two-year floating rate senior notes under the $4 billion Bank Note Program initiated in 2006. Combined with the $700 million, ten-year, fixed rate subordinated note issuance in 2006, the remaining available funding from the Bank Note Program is $2.6 billion. In the first quarter 2007, the Bank completed the process to become an active member of the Federal Home Loan Bank of San Francisco. Membership will give the Bank an additional back-up source of liquidity.

In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of June 30, 2007, $600 million of debt or other securities were available for issuance under this shelf registration. Although we do not have firm commitments in place to sell securities under the Bank Note Program or the shelf registration statement, these sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any single source of liquidity and manages availability in response to changing balance sheet needs.

Effective May 2007, Moody’s upgraded the long-term rating of Union Bank of California, N.A. and UnionBanCal Corporation as shown in the table below. The following table reflects our risk ratings as of June 30, 2007.

		Union Bank of	UnionBanCal
		California, N.A.	Corporation
Standard & Poor’s	Long-term Short-term	A+ A-1	A A-1
Moody’s	Long-term Short-term	Aa3 P-1	A1 P-1
Fitch	Long-term Short-term	A+ F1	A+ F1
DBRS	Long-term Short-term	A (high) R-1 (middle)	A R-1 (low)

Regulatory Capital

The following tables summarize our risk-based capital, risk-weighted assets and risk-based capital ratios.

UnionBanCal Corporation

				Minimum
	June 30,	December 31,	June 30,	Regulatory
(Dollars in thousands)	2006	2006	2007	Requirement
Capital Components
Tier 1 capital	$4,281,005	$4,333,865	$4,401,490
Tier 2 capital	1,503,898	1,509,338	1,515,243
Total risk-based capital	$5,784,903	$5,843,203	$5,916,733
Risk-weighted assets	$48,001,100	$49,904,203	$51,254,273
Quarterly average assets	$48,983,260	$51,353,681	$53,027,348

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$5,784,903	12.05%	$5,843,203	11.71%	$5,916,733	11.54%	≥$ 4,100,342	8.0%
Tier 1 capital (to risk-weighted assets)	4,281,005	8.92	4,333,865	8.68	4,401,490	8.59	≥ 2,050,171	4.0
Leverage(1)	4,281,005	8.74	4,333,865	8.44	4,401,490	8.30	≥ 2,121,094	4.0

(1)                   Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

				Minimum	“Well-Capitalized”
	June 30,	December 31,	June 30,	Regulatory	Regulatory
(Dollars in thousands)	2006	2006	2007	Requirement	Requirement
Capital Components
Tier 1 capital	$4,404,052	$4,179,359	$4,301,020
Tier 2 capital	1,093,836	1,100,287	1,105,663
Total risk-based capital	$5,497,888	$5,279,646	$5,406,683
Risk-weighted assets	$47,398,029	$49,385,397	$50,805,715
Quarterly average assets	$48,341,174	$50,686,185	$52,417,908

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$5,497,888	11.60%	$5,279,646	10.69%	$5,406,683	10.64%	≥$ 4,064,457	8.0%	≥$ 5,080,572	10.0%
Tier 1 capital (to risk-weighted assets)	4,404,052	9.29	4,179,359	8.46	4,301,020	8.47	≥ 2,032,229	4.0	≥ 3,048,343	6.0
Leverage(1)	4,404,052	9.11	4,179,359	8.25	4,301,020	8.21	≥ 2,096,716	4.0	≥ 2,620,895	5.0

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

The decrease in UnionBanCal Corporation’s Tier 1 and Total capital ratios from June 30, 2006 and December 31, 2006 was primarily due to an increase in risk-weighted assets stemming from growth in our loan portfolio. The decrease in capital from June 30, 2006 resulted from the adoption of FIN No. 48 and FSP FAS 13-2. For additional information on the impact of adoption of these accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q. The decrease in our Leverage ratios from December 31, 2006 was primarily due to the increase in our quarterly average assets resulting from the growth in our loan portfolio.

As of June 30, 2007, management believes the capital ratios of Union Bank of California met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

During 2006, we formally reorganized our operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. We believe that this organizational structure has enhanced our focus on target markets and enterprise wide sales and service. The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group are aggregated into two reportable business segments entitled “Retail Banking” and “Wholesale Banking” based upon the aggregation criteria prescribed in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit, market and operational. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices. Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures or external events. RAROC is one of several measures that is used to measure business unit compensation.

The tables that follow reflect the condensed income statements, selected average balance sheet items and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses’ financial condition and results of operations as if they were independent entities. In 2006, we changed our reporting to reflect a “market view” perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in “Reconciling Items.” The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Retail Banking				Wholesale Banking
	As of and for the Three Months				As of and for the Three Months
	Ended June 30,		Increase/(decrease)		Ended June 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$237,613	$226,010	$(11,603)	(5)%	$262,781	$242,891	$(19,890)	(8)%
Noninterest income (expense)	136,072	132,638	(3,434)	(3)	101,413	114,888	13,475	13
Total revenue	373,685	358,648	(15,037)	(4)	364,194	357,779	(6,415)	(2)
Noninterest expense (income)	244,521	240,632	(3,889)	(2)	165,646	161,650	(3,996)	(2)
Credit expense (income)	6,406	6,262	(144)	(2)	23,032	26,862	3,830	17
Income (loss) from continuing operations before income taxes	122,758	111,754	(11,004)	(9)	175,516	169,267	(6,249)	(4)
Income tax expense (income)	46,955	42,746	(4,209)	(9)	60,354	52,425	(7,929)	(13)
Income (loss) from continuing operations	75,803	69,008	(6,795)	(9)	115,162	116,842	1,680	1
Income from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$75,803	$69,008	$(6,795)	(9)	$115,162	$116,842	$1,680	1
Average balances—Market View (dollars in millions):
Total loans	$15,597	$16,462	$865	6	$19,621	$22,372	$2,751	14
Total assets	16,468	17,290	822	5	24,391	27,297	2,906	12
Total deposits	19,025	19,069	44	0	18,127	18,814	687	4
Financial ratios—Market View
Risk adjusted return on capital(1)	47%	42%			22%	21%
Return on average assets(1)	1.85	1.60			1.89	1.72
Efficiency ratio(2)	65.44	67.09			47.62	45.18

							UnionBanCal
	Other				Reconciling Items		Corporation
	As of and for the Three Months				As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Increase/(decrease)		Ended June 30,		Ended June 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(30,314)	$(37,805)	$(7,491)	(25)%	$(2,438)	$(2,223)	$467,642	$428,873	$(38,769)	(8)%
Noninterest income (expense)	2,614	1,807	(807)	(31)	(20,871)	(19,488)	219,228	229,845	10,617	5
Total revenue	(27,700)	(35,998)	(8,298)	(30)	(23,309)	(21,711)	686,870	658,718	(28,152)	(4)
Noninterest expense (income)	15,862	21,549	5,687	36	(12,999)	(11,966)	413,030	411,865	(1,165)	0
Credit expense (income)	(30,419)	(28,097)	2,322	8	(19)	(27)	(1,000)	5,000	6,000	600
Income (loss) from continuing operations before income taxes	(13,143)	(29,450)	(16,307)	(124)	(10,291)	(9,718)	274,840	241,853	(32,987)	(12)
Income tax expense (income)	(11,170)	(14,955)	(3,785)	(34)	(3,936)	(3,717)	92,203	76,499	(15,704)	(17)
Income (loss) from continuing operations	(1,973)	(14,495)	(12,522)	(635)	(6,355)	(6,001)	182,637	165,354	(17,283)	(9)
Income from discontinued operations, net of income taxes	274	—	(274)	(100)	—	—	274	—	(274)	(100)
Net income (loss)	$(1,699)	$(14,495)	$(12,796)	(753)	$(6,355)	$(6,001)	$182,911	$165,354	$(17,557)	(10)
Average balances—Market View (dollars in millions):
Total loans	$(53)	$31	$84	158	$(18)	$(25)	$35,147	$38,840	$3,693	11
Total assets	8,493	8,558	65	1	(23)	(29)	49,329	53,116	3,787	8
Total deposits	5,413	5,635	222	4	(2,873)	(834)	39,692	42,684	2,992	8
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.49%	1.25%
Efficiency ratio(2)	na	na			na	na	61.73	62.31

(1)                   Annualized.

(2)                   The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

	Retail Banking				Wholesale Banking
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$467,804	$455,842	$(11,962)	(3)%	$515,316	$484,466	$(30,850)	(6)%
Noninterest income (expense)	265,974	258,270	(7,704)	(3)	204,536	224,910	20,374	10
Total revenue	733,778	714,112	(19,666)	(3)	719,852	709,376	(10,476)	(1)
Noninterest expense (income)	481,305	483,987	2,682	1	333,225	327,490	(5,735)	(2)
Credit expense (income)	12,972	12,535	(437)	(3)	48,353	51,933	3,580	7
Income (loss) from continuing operations
before income taxes	239,501	217,590	(21,911)	(9)	338,274	329,953	(8,321)	(2)
Income tax expense (income)	91,609	83,228	(8,381)	(9)	114,836	101,561	(13,275)	(12)
Income (loss) from continuing operations	147,892	134,362	(13,530)	(9)	223,438	228,392	4,954	2
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na
Net income (loss)	$147,892	$134,362	$(13,530)	(9)	$223,438	$228,392	$4,954	2
Average balances—Market View (dollars in millions):
Total loans	$15,432	$16,356	$924	6	$19,218	$22,288	$3,070	16
Total assets	16,306	17,191	885	5	23,921	27,214	3,293	14
Total deposits	19,091	18,832	(259)	(1)	18,283	18,536	253	1
Financial ratios—Market View
Risk adjusted return on capital(1)	46%	41%			22%	21%
Return on average assets (1)	1.83	1.58			1.88	1.69
Efficiency ratio(2)	65.59	67.77			48.40	46.17

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	2006	2007	Amount	Percent
Results of operations— Market View (dollars in thousands):
Net interest income (expense)	$(45,548)	$(78,613)	$(33,065)	(73)%	$(4,837)	$(4,310)	$932,735	$857,385	$(75,350)	(8)%
Noninterest income (expense)	5,469	7,738	2,269	41	(38,841)	(38,515)	437,138	452,403	15,265	3
Total revenue	(40,079)	(70,875)	(30,796)	(77)	(43,678)	(42,825)	1,369,873	1,309,788	(60,085)	(4)
Noninterest expense (income)	36,980	46,216	9,236	25	(23,936)	(23,737)	827,574	833,956	6,382	1
Credit expense (income)	(69,280)	(55,413)	13,867	20	(45)	(55)	(8,000)	9,000	17,000	213
Income (loss) from continuing operations before income taxes	(7,779)	(61,678)	(53,899)	(693)	(19,697)	(19,033)	550,299	466,832	(83,467)	(15)
Income tax expense (income)	(12,704)	(25,642)	(12,938)	(102)	(7,534)	(7,280)	186,207	151,867	(34,340)	(18)
Income (loss) from continuing operations	4,925	(36,036)	(40,961)	(832)	(12,163)	(11,753)	364,092	314,965	(49,127)	(13)
Loss from discontinued operations, net of income taxes	(8,236)	—	8,236	100	—	—	(8,236)	—	8,236	100
Net income (loss)	$(3,311)	$(36,036)	$(32,725)	(988)	$(12,163)	$(11,753)	$355,856	$314,965	$(40,891)	(11)
Average balances—Market View (dollars in millions):
Total loans	$(29)	$31	$60	207	$(18)	$(25)	$34,603	$38,650	$4,047	12
Total assets	8,472	8,669	197	2	(22)	(29)	48,677	53,045	4,368	9
Total deposits	2,489	5,413	2,924	117	(587)	(694)	39,276	42,087	2,811	7
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.51%	1.20%
Efficiency ratio(2)	na	na			na	na	61.91	63.38

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

During the six months ended June 30, 2007, Retail Banking net income decreased 9 percent over the same period in 2006, primarily due to lower net interest income and lower non-interest income. Net interest income was down 3 percent as a result of lower noninterest bearing deposits and higher interest expense.

Average total deposits were essentially flat during the six months ended June 30, 2007, compared to the same period in 2006. Retail Banking’s customer segmentation strategy continues to focus on retaining and attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products.

Noninterest income was 3 percent lower for the six months ended June 30, 2007 compared to the same period in 2006. Deposit fees contributed the single biggest decrease, $3.5 million of the $7.7 million, due primarily to lower overdraft fees. Offsetting some of the decrease, was an increase in trust fees of $1.1 million.

Noninterest expense increased one percent in the six months ended June 30, 2007 compared to the prior year primarily from higher corporate overhead expenses.

Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

•       Retail Banking Branches serves its customers through 319 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 116 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers also access our services 24 hours a day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

•       Wealth Management provides comprehensive private banking services to our affluent clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 15 existing locations, The Private Bank relationship managers offer all of our available products and services.

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

—              Institutional Services provides custody, corporate trust and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, provides escrow services and trustee services for project finance. Retirement Services provides a full range of defined benefit and defined contribution administrative services, including trustee services, administration, investment management and 401(k) valuation services. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services’ strategy is to continue to leverage and expand its position in our target markets.

Wholesale Banking

Wholesale Banking offers financing, depository, cash management and insurance services to middle market and large corporate businesses primarily headquartered in the western United States. Wholesale Banking continues to focus on specific geographic markets and industry segments such as energy, entertainment and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, Wholesale Banking offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, U.S. correspondent banks and government entities, as well as investment and risk management products.

During the six months ended June 30, 2007, Wholesale Banking net income increased 2 percent from the same period in 2006, due to higher noninterest income, lower noninterest expense and higher tax credits associated with the financing of low income housing projects, partly offset by lower net interest income.

For the six months ended June 30, 2007, net interest income decreased 6 percent compared to the same period in 2006. The decrease in net interest income was primarily due to an increase in the title and escrow loan portfolio, which is highly rate-advantaged compared to other commercial loans. Excluding title and escrow loans, average loans increased by approximately 13 percent, compared to the same period in 2006. This was primarily due to an increase in commercial loan demand in the oil and gas and national corporate segments, as well as the California middle market. The construction loan portfolio also increased due to increased demand for income property construction projects with apartment financing representing the largest component. Additionally, the margin on deposits was essentially flat as a higher credit for deposits offset the shift in customer balances from noninterest bearing to interest bearing accounts.

Noninterest income was 10 percent higher in the six months ended June 30, 2007 compared to the prior year due to higher net gains on private capital investments, partially offset by lower account analysis fees.

Noninterest expense for the six months ended June 30, 2007 decreased 2 percent from prior year primarily as a result of lower deposit balances of title and escrow customers along with their increased usage of title and escrow loans, which when combined resulted in lower vendor billing expense incurred on behalf of these customers. Offsetting this decrease in noninterest expense were foreclosed asset recoveries in the six months ended June 30, 2006, which did not occur in the same period in 2007.

Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance.

Wholesale Banking is comprised of the following main divisions:

•       the Commercial Banking Division, which serves California middle-market and large corporate companies with commercial lending, trade financing and asset-based loans;

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

•       the Insurance Services Division products are sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc., which is a subsidiary of Union Bank of California; and

•       the Pacific Rim Corporate Group offers a range of credit, deposit and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

The main strategy of our Wholesale Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer’s primary banks. Consistent with this strategy, Wholesale Banking business units attempt to serve a large part of the targeted customers’ credit and depository needs. The Wholesale Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service and our reputation as a “business bank.” We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

Other

Net loss for “Other” increased by $32.7 million in the six months ended June 30, 2007 compared to the same period in 2006 due to higher net interest expense primarily due to the impact of higher market rates on transfer pricing results, higher credit expense on expected loan and lease losses than calculated under our RAROC method (which is used to determine credit expenses at the business unit level) and higher noninterest expense, partly offset by higher noninterest income, a higher income tax credit adjustment and an $8.2 million loss on our discontinued operations.

“Other” includes the following items:

•       the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

•       Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. (For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk”);

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

The financial results for the six months ended June 30, 2007 were impacted by the following factors:

•       net interest income (expense) of ($78.6) million is the result of differences between the net interest income earned by UnionBanCal and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest expense increased by $33.1 million compared to 2006 primarily due to the impact of higher market rates on transfer pricing results;

•       credit expense (income) of ($55.4) million was due to the difference between the $9.0 million provision for loan losses calculated under our US GAAP methodology and the $64.4 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income of $7.7 million;

•       noninterest expense of $46.2 million, which includes the residual costs of support groups and corporate activities not directly related to either of the two business segments, and $10.0 million for the expected imposition of a civil penalty by the Office of the Comptroller of the Currency and the Financial Crimes Enforcement Network;

•       income tax expense (income) of ($25.6) million, was primarily due to the calculated tax on reported pretax loss and the difference between the 32.5 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments using the RAROC effective rate of 38.25 percent. The lower effective tax rate was due to $8.4 million of tax benefits resulting from the expiration of the statute of limitations on uncertain tax positions in the second quarter of 2007, partially offset by $3.8 million in additional taxes due to the non-deductibility of the reserve for pending regulatory actions.

The financial results for the six months ended June 30, 2006 were impacted by the following factors:

•       net interest income (expense) of ($45.5) million;

•       credit expense (income) of ($69.3) million was due to the difference between the $8.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $61.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

•       noninterest income of $5.5 million;

•       noninterest expense of $37.0 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

•       income tax expense (income) of ($12.7) million was due to the calculated tax on reported pretax income and the difference between the 33.8 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments using the RAROC effective rate of 38.25 percent; and

•       loss from discontinued operations, net of taxes, of $8.2 million.

Regulatory Matters

In recent years, a number of banks and bank holding companies have been subject to regulatory actions, including cease and desist orders, formal written agreements and the assessment of significant civil money penalties, and criminal sanctions, including the imposition of significant fines, as a result of failures to comply with the Bank Secrecy Act and other anti-money laundering laws and regulations.

In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International’s BSA/AML controls and processes. With the liquidation of Union Bank of California International in March 2007, the written agreement is no longer effective. In March 2005, Union Bank of California entered into a memorandum of understanding with the OCC, which requires Union Bank of California to strengthen its BSA/AML controls and processes. The memorandum of understanding remains in effect at the time of filing this Form 10-Q.

Management is committed to resolving the issues raised by the regulators and continues to take actions it believes to be appropriate to achieve this objective. We have committed significant resources to strengthen our BSA/AML controls and processes. Among other actions to enhance our controls and procedures, we engaged independent consultants to provide a comprehensive review of our suspicious activity monitoring and reporting, acquired new and upgraded our existing compliance systems, added numerous well qualified staff, enhanced training, and put in place an enhanced internal audit program. Notwithstanding these efforts, we have been advised by the OCC that the OCC will institute a procedure for a cease and desist order against us with respect to our BSA/AML controls and processes and will assess civil money penalties with respect to BSA/AML matters. We also have received notice from FinCEN that it will assess civil money penalties with respect to BSA/AML matters. We cannot be certain what final terms, conditions, or monetary penalties will be imposed by the agencies. Based on discussions with the OCC and FinCEN, a reserve of $10 million has been established and is included in our financial statements in this report on Form 10-Q. We have also been advised that the U.S. Department of Justice (DOJ) is conducting an investigation pertaining to certain past activities involving our now discontinued international banking business. We have been cooperating and will continue to cooperate with the DOJ in this matter and we remain committed to resolving all of our BSA/AML issues as soon as practicable.

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

Until resolved, these pending regulatory matters, or any future regulatory or other government actions concerning the Bank Secrecy Act or anti-money laundering controls and processes, may adversely affect UnionBanCal Corporation’s and Union Bank of California’s ability to obtain regulatory approvals for future initiatives, including acquisitions. Also, any future actions relating to noncompliance or repeat violations of BSA/AML laws, regulations or orders could result in the assessment of additional civil money penalties or the imposition of fines, which could be substantial.

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

Item 4.            Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For a discussion of the action filed against us by DataTreasury Corporation, refer to Item 3 of Part I of our 2006 Form 10-K.

For information relating to BSA/AML matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” in this Form 10-Q.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our consolidated financial condition, operating results or liquidity.

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

Refer to “Supervision and Regulation” in our 2006 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Regulatory Matters” in this Form 10-Q for discussion of other laws and regulations that may affect our business, and certain pending or threatened regulatory or other governmental matters, including those relating to the Bank Secrecy Act and other anti-money laundering laws and regulations. Such matters include a decision by the OCC to institute a procedure for a cease and desist order against us with respect to our BSA/AML controls and processes and to assess civil money penalties with respect to BSA/AML matters, and a decision by the Financial Crimes Enforcement Network (FinCEN) to assess civil money penalties against us with respect to BSA/AML matters.

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

Also, as part of The Bank of Tokyo-Mitsubishi UFJ’s risk management processes, The Bank of Tokyo-Mitsubishi UFJ manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of The Bank of Tokyo-Mitsubishi UFJ. We may wish to extend credit or furnish other banking services to the same customers as The Bank of Tokyo-Mitsubishi UFJ. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi UFJ’s aggregate exposure and marketing policies.

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

Significant legal proceedings could subject us to substantial uninsured liabilities

We are from time to time subject to claims and proceedings related to our present or previous operations. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage would not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

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

We are subject to operational risks

We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in “MD&A—Business Segments.” Operational risk includes reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of, changes in or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”

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

Negative public opinion could damage our reputation and adversely impact our business and revenues

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank of California, or The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table presents repurchases by us of our equity securities during the second quarter 2007.

				Approximate
				Dollar
			Total Number	Value of Shares that
			of Shares Purchased	May Yet Be
	Total Number of	Average Price Paid	as Part of Publicly	Purchased
Period	Shares Purchased(1)	per Share	Announced Programs	under the Programs
April 2007 (April 1-6, 2007)	27,628	$63.38	—	$62,372,715
May 2007 (May 3-30, 2007)	1,819	$61.50	—	$62,260,838
June 2007 (June 3-19, 2007)	505	$62.57	—	$62,229,239 (2)
Total	29,952	$63.26	—

(1)                   All common stock repurchased during April, May and June 2007 were from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)                   In the second quarter of 2007, UnionBanCal Corporation used $1.9 million from the $500 million repurchase program announced on April 26, 2006.

Item 4.            Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 24, 2007:

Election of Directors:   Each of the following persons was elected as a director to hold office until the 2008 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

NOMINEE	FOR	WITHHELD
Aida M. Alvarez	133,922,944	392,889
David R. Andrews	133,926,427	389,406
Nicholas B. Binkley	133,945,641	370,192
L. Dale Crandall	133,160,779	1,155,054
Murray H. Dashe	133,961,176	354,657
Richard D. Farman	133,254,558	1,061,275
Philip B. Flynn	133,080,560	1,235,273
Michael J. Gillfillan	133,968,303	347,530
Mohan S. Gyani	133,891,488	424,345
Ronald L. Havner, Jr.	133,672,803	643,030
Norimichi Kanari	111,284,153	23,031,680
Mary S. Metz	132,852,357	1,463,476
Shigemitsu Miki	110,978,643	23,337,190
J. Fernando Niebla	133,176,921	1,138,912
Masashi Oka	132,898,333	1,417,500
Kyoto Omori	132,893,457	1,422,376
Masaaki Tanaka	133,106,661	1,209,172

Proposal No. 2:   To ratify the selection of Deloitte & Touche, LLP as independent registered public accounting firm of UnionBanCal Corporation for 2007 received the following votes:

FOR	133,202,052
AGAINST	1,023,823
ABSTAIN	89,958

Item 6. Exhibits

No.	Description
10.1	Forms of 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: August 6, 2007	By:	/s/ MASAAKI TANAKA
Masaaki Tanaka
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2007	By:	/s/ DAVID I. MATSON
David I. Matson
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)
Date: August 6, 2007	By:	/s/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Forms of Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                   Filed herewith.