Form 10-Q
period 2007-09-30
UNIONBANCAL CORP
filed 2007-11-07
CIK 1011659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Number of shares of Common Stock outstanding at October 31, 2007: 138,537,819

UnionBanCal Corporation and Subsidiaries

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. For a discussion of risk factors relating to the Company's business, please refer to Item 1A "Risk Factors" of Part II of this Quarterly Report on Form 10-Q (this Form 10-Q).

        This document includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles, conference calls with analysts and stockholders and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, the growth of our business and our competitive position

  •
  Our assessment of significant factors and developments that have affected and may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies, implementation of the SEC and the Federal Reserve Board's Regulation R and the U.S. implementation of the Basel II Capital Accord

  •
  Regulatory controls and processes and supervisory, enforcement or other governmental actions currently in effect against us regarding Bank Secrecy Act and anti-money laundering matters, and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Our ability to meet regulatory requirements, including the supervisory, enforcement and governmental actions currently in effect with respect to us

  •
  Credit quality and provision for credit losses, including the expected need to continue to provide for credit losses due to anticipated loan growth and credit quality trends

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance

  •
  Net interest income

  •
  The impact of changes in interest rates on our net interest margin

  •
  Loan growth rates, including growth in our residential mortgage loan portfolio

  •
  Fluctuations in our loan recoveries

  •
  Deposit pricing pressures and our deposit base, including trends in customers transferring funds from noninterest bearing deposits to interest bearing deposits or other investment alternatives and our belief that pricing has stabilized

  •
  Our relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers

  •
  Our ability and intent to hold various securities

  •
  The formation of financial subsidiaries

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook of any particular region of the U.S. including, in particular, California, Oregon and Washington

  •
  The composition and market sensitivity of our securities portfolios, our trading and hedging strategies and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group's taxable profits on our California State tax obligations

  •
  Critical accounting policies and estimates and the impact of recent accounting pronouncements

  •
  Our insurance coverage

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network or otherwise restructure, reorganize or change our business mix and their impact on our business

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc. and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc.

  •
  Our strategies and expectations regarding capital levels

  •
  The impact of strategic investments or other acquisitions on our business and benefits of marketing alliances

        There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A "Risk Factors" of Part II and in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2006	September 30, 2007	Percent Change
Results of operations:
Net interest income(1)	$460,596	$428,834	(6.90)%
Provision for loan losses	—	16,000	nm
Noninterest income	217,255	235,732	8.50
Noninterest expense	417,021	408,420	(2.06)

Income before income taxes(1)	260,830	240,146	(7.93)
Taxable-equivalent adjustment	1,872	2,389	27.62
Income tax expense	87,048	87,662	0.71

Income from continuing operations	171,910	150,095	(12.69)
Loss from discontinued operations, net of taxes	(1,204)	(22,636)	nm

Net income	$170,706	$127,459	(25.33)

Per common share:
Basic earnings:
From continuing operations	$1.22	$1.09	(10.66)%
Net income	1.21	0.93	(23.14)
Diluted earnings:
From continuing operations	1.21	1.08	(10.74)
Net income	1.20	0.92	(23.33)
Dividends(2)	0.47	0.52	10.64
Book value (end of period)	33.17	33.71	1.63
Common shares outstanding (end of period)(3)	140,326,737	138,523,666	(1.28)
Weighted average common shares outstanding—basic(3)	140,941,823	137,667,976	(2.32)
Weighted average common shares outstanding—diluted(3)	142,566,089	139,067,952	(2.45)
Balance sheet (end of period):
Total assets(4)	$52,013,256	$54,343,045	4.48%
Total loans	35,673,469	39,745,341	11.41
Nonperforming assets	47,803	52,562	9.96
Total deposits	41,820,206	42,346,091	1.26
Medium and long-term debt	1,517,977	1,871,726	23.30
Stockholders' equity	4,654,789	4,669,454	0.32
Balance sheet (period average):
Total assets	$50,777,419	$53,495,685	5.35%
Total loans	35,965,823	39,484,785	9.78
Earning assets	45,854,645	48,901,507	6.64
Total deposits	40,582,139	42,066,338	3.66
Stockholders' equity	4,578,635	4,664,229	1.87
Financial ratios(5):
Return on average assets(6):
From continuing operations	1.34%	1.11%
Net income	1.33	0.95
Return on average stockholders' equity(6):
From continuing operations	14.90	12.77
Net income	14.79	10.84
Efficiency ratio(7)	61.55	60.85
Net interest margin(1)	4.00	3.50
Dividend payout ratio	38.52	47.71
Tangible common equity ratio	8.09	7.79
Tier 1 risk-based capital ratio(4)	8.68	8.40
Total risk-based capital ratio(4)	11.74	11.28
Leverage ratio(4)	8.47	8.39
Allowance for loan losses to:
Total loans	0.92	0.88
Nonaccrual loans	683.96	683.96
Allowances for credit losses to(8):
Total loans	1.14	1.10
Nonaccrual loans	850.01	852.52
Net loans charged off to average total loans(6)	0.02	0.02
Nonperforming assets to total loans and foreclosed assets	0.13	0.13
Nonperforming assets to total assets(4)	0.09	0.10

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

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights (Continued)
(Unaudited)

	As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2006	September 30, 2007	Percent Change
Results of operations:
Net interest income(1)	$1,395,937	$1,290,585	(7.55)%
(Reversal of) provision for loan losses	(8,000)	25,000	nm
Noninterest income	654,393	688,135	5.16
Noninterest expense	1,244,595	1,242,376	(0.18)

Income before income taxes(1)	813,735	711,344	(12.58)
Taxable-equivalent adjustment	4,478	6,755	50.85
Income tax expense	273,255	239,529	(12.34)

Income from continuing operations	536,002	465,060	(13.24)
Loss from discontinued operations, net of taxes	(9,440)	(22,636)	nm

Net income	$526,562	442,424	(15.98)

Per common share:
Basic earnings:
From continuing operations	$3.76	$3.38	(10.11)%
Net income	3.70	3.21	(13.24)
Diluted earnings:
From continuing operations	3.71	3.34	(9.97)
Net income	3.65	3.18	(12.88)
Dividends(2)	1.35	1.51	11.85
Book value (end of period)	33.17	33.71	1.63
Common shares outstanding (end of period)(3)	140,326,737	138,523,666	(1.28)
Weighted average common shares outstanding—basic(3)	142,371,445	137,694,682	(3.28)
Weighted average common shares outstanding—diluted(3)	144,449,370	139,291,920	(3.57)
Balance sheet (end of period):
Total assets(4)	$52,013,256	$54,343,045	4.48%
Total loans	35,673,469	39,745,341	11.41
Nonperforming assets	47,803	52,562	9.96
Total deposits	41,820,206	42,346,091	1.26
Medium and long-term debt	1,517,977	1,871,726	23.30
Stockholders' equity	4,654,789	4,669,454	0.32
Balance sheet (period average):
Total assets	$49,426,668	$53,196,591	7.63%
Total loans	35,100,506	38,931,283	10.91
Earning assets	44,481,217	48,568,569	9.19
Total deposits	39,716,972	42,079,944	5.95
Stockholders' equity	4,552,410	4,588,063	0.78
Financial ratios(5):
Return on average assets(6):
From continuing operations	1.45%	1.17%
Net income	1.42	1.11
Return on average stockholders' equity(6):
From continuing operations	15.74	13.55
Net income	15.46	12.89
Efficiency ratio(7)	61.79	62.53
Net interest margin(1)	4.19	3.55
Dividend payout ratio	35.90	44.67
Tangible common equity ratio	8.09	7.79
Tier 1 risk-based capital ratio(4)	8.68	8.40
Total risk-based capital ratio(4)	11.74	11.28
Leverage ratio(4)	8.47	8.39
Allowance for loan losses to:
Total loans	0.92	0.88
Nonaccrual loans	683.96	683.96
Allowances for credit losses to(8):
Total loans	1.14	1.10
Nonaccrual loans	850.01	852.52
Net loans charged off to average total loans(6)	0.06	0.02
Nonperforming assets to total loans and foreclosed assets	0.13	0.13
Nonperforming assets to total assets(4)	0.09	0.10

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

nm = not meaningful

Item 1.    Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)
	2006	2007	2006	2007
Interest Income
Loans	$574,543	$638,779	$1,634,122	$1,857,269
Securities	108,166	112,668	308,574	330,077
Interest bearing deposits in banks	411	709	1,570	3,113
Federal funds sold and securities purchased under resale agreements	12,024	4,683	20,594	23,644
Trading account assets	1,659	1,657	4,645	4,661

Total interest income	696,803	758,496	1,969,505	2,218,764

Interest Expense
Deposits	182,298	259,497	441,284	727,929
Federal funds purchased and securities sold under repurchase agreements	4,891	14,284	22,148	37,928
Commercial paper	20,835	19,753	52,420	59,446
Medium and long-term debt	21,974	26,957	49,246	75,625
Trust notes	239	239	715	715
Other borrowed funds	7,842	11,321	12,233	33,291

Total interest expense	238,079	332,051	578,046	934,934

Net Interest Income	458,724	426,445	1,391,459	1,283,830
(Reversal of) provision for loan losses	—	16,000	(8,000)	25,000

Net interest income after (reversal of) provision for loan losses	458,724	410,445	1,399,459	1,258,830

Noninterest Income
Service charges on deposit accounts	79,083	76,210	242,555	228,373
Trust and investment management fees	47,555	51,262	146,050	151,407
Insurance commissions	17,301	15,988	54,571	52,739
Trading account activities	14,311	21,795	41,495	50,473
Brokerage commissions and fees	8,531	10,476	26,656	29,669
Merchant banking fees	11,655	10,031	28,280	27,917
Card processing fees, net	7,241	7,785	21,144	22,736
Securities gains, net	43	171	1,822	1,621
Other	31,535	42,014	91,820	123,200

Total noninterest income	217,255	235,732	654,393	688,135

Noninterest Expense
Salaries and employee benefits	244,613	236,575	745,745	746,520
Net occupancy	35,753	39,017	103,109	109,398
Outside services	31,890	21,394	91,203	60,081
Equipment	17,387	15,964	52,155	48,885
Professional services	12,169	18,162	43,754	47,219
Software	15,334	15,325	47,001	44,657
Communications	9,942	9,965	30,555	28,611
Foreclosed asset expense (income)	(183)	37	(15,332)	55
(Reversal of) provision for losses on off-balance sheet commitments	—	4,000	(7,000)	5,000
Other	50,116	47,981	153,405	151,950

Total noninterest expense	417,021	408,420	1,244,595	1,242,376

Income from continuing operations before income taxes	258,958	237,757	809,257	704,589
Income tax expense	87,048	87,662	273,255	239,529

Income from Continuing Operations	171,910	150,095	536,002	465,060

Loss from discontinued operations before income taxes	(2,061)	(23,297)	(15,233)	(23,297)
Income tax benefit	(857)	(661)	(5,793)	(661)

Loss from Discontinued Operations	(1,204)	(22,636)	(9,440)	(22,636)

Net Income	$170,706	$127,459	$526,562	$442,424

Income from continuing operations per common share—basic	$1.22	$1.09	$3.76	$3.38

Net Income per common share—basic	$1.21	$0.93	$3.70	$3.21

Income from continuing operations per common share—diluted	$1.21	$1.08	$3.71	$3.34

Net Income per common share—diluted	$1.20	$0.92	$3.65	$3.18

Weighted average common shares outstanding—basic	140,942	137,668	142,371	137,695

Weighted average common shares outstanding—diluted	142,566	139,068	144,449	139,292

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in thousands)	(Unaudited) September 30, 2006	December 31, 2006	(Unaudited) September 30, 2007
Assets
Cash and due from banks	$2,168,245	$2,213,782	$1,715,745
Interest bearing deposits in banks	26,700	824,456	151,000
Federal funds sold and securities purchased under resale agreements	1,827,000	943,200	381,604

Total cash and cash equivalents	4,021,945	3,981,438	2,248,349
Trading account assets	360,267	376,321	507,961
Securities available for sale:
Securities pledged as collateral	58,877	89,184	77,732
Held in portfolio	8,582,667	8,667,038	8,427,777
Loans (net of allowance for loan losses: September 30, 2006, $326,955; December 31, 2006, $331,077; September 30, 2007, $350,491)	35,346,514	36,340,646	39,394,850
Due from customers on acceptances	25,851	17,834	18,648
Premises and equipment, net	499,702	495,302	483,374
Intangible assets	32,331	28,930	22,201
Goodwill	453,489	453,489	453,489
Other assets	2,594,084	2,148,954	2,708,664
Assets of discontinued operations to be disposed or sold	37,529	20,440	—

Total assets	$52,013,256	$52,619,576	$54,343,045

Liabilities
Noninterest bearing	$17,446,321	$17,113,890	$13,675,887
Interest bearing	24,373,885	24,855,478	28,670,204

Total deposits	41,820,206	41,969,368	42,346,091
Federal funds purchased and securities sold under repurchase agreements	265,596	1,083,927	1,823,872
Commercial paper	1,859,747	1,661,163	1,706,135
Other borrowed funds	308,164	432,401	298,729
Trading account liabilities	223,332	258,136	251,051
Acceptances outstanding	25,851	17,834	18,648
Other liabilities	1,319,303	1,287,029	1,342,793
Medium and long-term debt	1,517,977	1,318,847	1,871,726
Junior subordinated debt payable to subsidiary grantor trust	14,998	14,885	14,546
Liabilities of discontinued operations to be extinguished or assumed	3,293	4,585	—

Total liabilities	47,358,467	48,048,175	49,673,591

Commitments, contingencies and guarantees—See Note 9
Stockholders' Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of September 30, 2006, December 31, 2006 and September 30, 2007	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 155,854,756 shares as of September 30, 2006, 156,460,057 shares as of December 31, 2006 and 157,272,167 shares as of September 30, 2007	155,855	156,460	157,272
Additional paid-in capital	1,064,993	1,083,649	1,144,971
Treasury stock—15,528,019 shares as of September 30, 2006, 17,352,803 shares as of December 31, 2006 and 18,748,501 shares as of September 30, 2007	(956,545)	(1,064,606)	(1,152,157)
Retained earnings	4,494,698	4,655,272	4,818,477
Accumulated other comprehensive loss	(104,212)	(259,374)	(299,109)

Total stockholders' equity	4,654,789	4,571,401	4,669,454

Total liabilities and stockholders' equity	$52,013,256	$52,619,576	$54,343,045

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stock- holders' equity
BALANCE—DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700

Comprehensive income
Net income—For the nine months ended September 30, 2006					526,562		526,562
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges						5,295	5,295
Net change in unrealized losses on securities available for sale						8,824	8,824
Foreign currency translation adjustment						62	62

Total comprehensive income							540,743
Reclassifications due to adoption of SFAS No. 123(R)(1)			(19,035)		19,035		—
Stock options exercised	1,192,874	1,193	46,783				47,976
Restricted stock granted, net of forfeitures	192,667	193	(193)				—
Excess tax benefit—stock-based compensation			11,823				11,823
Compensation expense—stock options			17,341				17,341
Compensation expense—restricted stock			10,728				10,728
Compensation expense—restricted stock units and performance share units			2,590				2,590
Common stock repurchased(2)				(343,813)			(343,813)
Dividends declared on common stock, $1.35 per share(3)					(192,299)		(192,299)

Net change		1,386	70,037	(343,813)	353,298	14,181	95,089

BALANCE—SEPTEMBER 30, 2006	155,854,756	$155,855	$1,064,993	$(956,545)	$4,494,698	$(104,212)	$4,654,789

BALANCE—DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income
Net income—For the nine months ended September 30, 2007					442,424		442,424
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges						24,289	24,289
Net change in unrealized losses on securities available for sale						(74,805)	(74,805)
Foreign currency translation adjustment						602	602
Pension and other benefits adjustment						10,179	10,179

Total comprehensive income							402,689
FIN No. 48 adjustment(4)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(5)					(20,803)		(20,803)
Stock options exercised	785,072	785	31,936				32,721
Restricted stock granted, net of forfeitures	20,062	20	(20)				—
Restricted stock and performance share units vested	6,976	7	(7)				—
Excess tax benefit—stock-based compensation			4,920				4,920
Compensation expense—stock options			10,366				10,366
Compensation expense—restricted stock			10,671				10,671
Compensation expense—restricted stock units, performance share units and other share-based compensation			3,456				3,456
Common stock repurchased(2)				(87,551)			(87,551)
Dividends declared on common stock, $1.51 per share(3)					(209,116)		(209,116)

Net change		812	61,322	(87,551)	163,205	(39,735)	98,053

BALANCE—SEPTEMBER 30, 2007	157,272,167	$157,272	$1,144,971	$(1,152,157)	$4,818,477	$(299,109)	$4,669,454

(1)
Reclassification reflects a reduction in additional paid-in capital and a corresponding credit to retained earnings for unrecognized compensation expense on nonvested restricted stock as of January 1, 2006 upon adoption of SFAS No. 123(R) "Share-Based Payment."

(2)
Common stock repurchased includes commission costs.

(3)
Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(4)
See Note 2 of these condensed consolidated financial statements for a description of the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" (FIN No. 48).

(5)
See Note 2 of these condensed consolidated financial statements for a description of the adoption of FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction."

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)
	2006	2007
Cash Flows from Operating Activities:
Net income	$526,562	$442,424
Loss from discontinued operations, net of taxes	(9,440)	(22,636)

Income from continuing operations, net of taxes	536,002	465,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(8,000)	25,000
(Reversal of) provision for losses on off-balance sheet commitments	(7,000)	5,000
Depreciation, amortization and accretion	104,989	90,578
Stock-based compensation—stock options and other share-based compensation	30,659	24,493
Provision for deferred income taxes	30,990	23,359
Gains on sales of securities available for sale, net	(1,822)	(1,621)
Net increase in trading account assets	(47,612)	(131,640)
Net increase in fees and other receivables	(42,024)	(161,028)
Net increase in other liabilities	55,727	132,667
Net increase in other assets	(422,408)	(481,594)
Loans originated for resale	(405,543)	(615,139)
Net proceeds from sales of loans originated for resale	265,702	383,716
Excess tax benefit—stock-based compensation	(11,823)	(4,920)
Other, net	(21,820)	54,603
Discontinued operations, net	188,372	(8,118)

Total adjustments	(291,613)	(664,644)

Net cash provided by (used in) operating activities	244,389	(199,584)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	79,454	332,450
Proceeds from matured and called securities available for sale	1,171,339	1,455,545
Purchases of securities available for sale	(1,713,659)	(1,656,178)
Net increase in loans	(2,435,574)	(2,927,817)
Other, net	(46,542)	(65,170)
Discontinued operations, net	725,358	1,337

Net cash used in investing activities	(2,219,624)	(2,859,833)

Cash Flows from Financing Activities:
Net increase in deposits	1,737,967	376,723
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(385,933)	739,945
Net increase (decrease) in commercial paper and other borrowed funds	1,354,398	(88,700)
Proceeds from issuance of medium-term debt	693,742	749,250
Payment of medium-term debt	—	(200,000)
Common stock repurchased	(343,813)	(87,551)
Payments of cash dividends	(185,206)	(202,962)
Stock-based compensation exercised	59,799	37,641
Other, net	3,562	1,352
Discontinued operations, net	(908,671)	—

Net cash provided by financing activities	2,025,845	1,325,698

Net increase (decrease) in cash and cash equivalents	50,610	(1,733,719)
Cash and cash equivalents at beginning of period	3,969,876	3,981,438
Effect of exchange rate changes on cash and cash equivalents	1,459	630

Cash and cash equivalents at end of period	$4,021,945	$2,248,349

Cash Paid During the Period For:
Interest	$507,257	$978,118
Income taxes	276,269	223,798
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO)	$1,324	$1,571

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

        Under a previously announced stock repurchase program, the Company was authorized to repurchase $562.1 million of the Company's common stock as of September 30, 2007. The Company repurchased $0.2 million of common stock in the third quarter of 2007, compared to $143.0 million in the third quarter of 2006. The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of the Company's outstanding common stock at September 30, 2007.

        Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued FIN No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. On January 1, 2007, the Company adopted FIN No. 48 and recognized a $49.3 million reduction to the beginning balance of retained earnings.

        The total amount of unrecognized tax benefits as of January 1, 2007 was $137.4 million. Included in total unrecognized tax benefits was $83.5 million that, if recognized, would result in adjustments to other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.9 million.

        Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company had accrued $9.0 million of interest expense and no penalties related to unrecognized tax benefits as of the date of adoption. The Company does not accrue interest income on income tax refunds until they are realized.

        During the third quarter of 2007, the Company settled audits of prior year tax returns with the State of California. As a result, the total amount of unrecognized tax benefits decreased by $9.3 million, with a net impact to income tax expense (including interest) of $7.6 million.

        The Company does not expect any material increase or decrease to unrecognized tax benefits over the next 12 months. However, we are subject to ongoing federal and state tax examinations, as well as ongoing litigation concerning our lease-in/lease-out (LILO) transactions. Therefore, our estimate of unrecognized tax benefits is subject to change based on new developments and information.

        The Company's years open to examination by major jurisdictions are 2003 and forward.

  Accounting for Changes in the Timing of Cash Flows Relating to Income Taxes in Leveraged Leases

        In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." The FSP requires that if, during the lease term, the projected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income must be recalculated from the inception of the lease. At adoption, the change in the net investment balance resulting from the calculation would be recognized as an adjustment to the beginning balance of retained earnings. Following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption is changed. The FSP is effective for all leveraged leases on January 1, 2007. The Company invests in LILO transactions that have been challenged by the Internal Revenue Service (IRS). The Company has paid the IRS the income tax associated with the LILO transactions. However, the Company is defending the initial filing position as to the timing of the tax benefits associated with these transactions. The Company adopted FSP FAS 13-2 on January 1, 2007 and recalculated these leases to reflect the potential change in the timing of income tax cash flows in accordance with this FSP. At adoption, the Company's beginning balance of retained earnings was reduced by $20.8 million. The reduction to beginning retained earnings will be recognized in interest income over the remaining term of the affected leases.

  The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." The Statement permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. An entity can elect the fair value option for existing assets and liabilities at the date of initial adoption and when first recognizing eligible instruments. The Statement is effective January 1, 2008. Management is currently evaluating the potential impact of this Statement on the Company's financial position and results of operations.

        For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 to the Consolidated Financial Statements in the Company's 2006 Form 10-K.

Note 3—Discontinued Operations

        During the third quarter of 2005, the Bank signed a definitive agreement to sell its international correspondent banking operations (previously reported as the International Banking Group for segment reporting) to Wachovia Bank, N.A., effective October 6, 2005. The Company accounted for this transaction as a discontinued operation and restated its prior period financial statements. The assets of the discontinued operations were reclassified as "held for sale" and accounted for at the lower of cost or fair value less the costs to sell.

        In the third quarter of 2007, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) concerning past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) that occurred in its now discontinued international banking business and paid $21.6 million to the DOJ. For additional information, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

        Substantially all assets and liabilities of the discontinued operations were liquidated as of March 31, 2007. At September 30, 2006 and December 31, 2006, the assets and liabilities identified as discontinued operations were comprised of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2006
Assets
Cash and due from banks	$32,456	$18,422
Loans	4,338	1,337
Due from customers on acceptances	376	377
Other assets	359	304

Assets of discontinued operations to be disposed or sold	$37,529	$20,440

Liabilities
Other liabilities	$3,293	$4,585

Liabilities of discontinued operations to be extinguished or assumed	$3,293	$4,585

        The components of loss from discontinued operations for the three and nine months ended September 30, 2006 and 2007 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)
	2006	2007	2006	2007
Net interest (expense) income	$(501)	$—	$1,138	$—
Noninterest income	268	—	13,184	—
Noninterest expense	1,828	23,297	29,555	23,297

Loss from discontinued operations before income taxes	(2,061)	(23,297)	(15,233)	(23,297)
Income tax benefit	(857)	(661)	(5,793)	(661)

Loss from discontinued operations	$(1,204)	$(22,636)	$(9,440)	$(22,636)

        For the three and nine months ended September 30, 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $0.5 million and $1.5 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period. Noninterest income for the nine months ended September 30, 2006 included a $4.0 million payment from Wachovia Bank, N.A., reflecting the final settlement upon the conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Included in noninterest expense was compliance related expenses of $1.4 million and $8.5 million, for the three and nine months ended September 30, 2006, respectively. Additionally, the Company recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006.

        Noninterest expense for the three and nine months ended September 30, 2007 included the $21.6 million paid to the DOJ and related legal and other outside services costs of $1.7 million. The income tax benefit of $0.7 million for the three and nine months ended September 30, 2007 reflects the nondeductibility of the $21.6 million DOJ payment.

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

        The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
(Amounts in thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$171,910	$171,910	$150,095	$150,095	$536,002	$536,002	$465,060	$465,060
Loss from discontinued operations	(1,204)	(1,204)	(22,636)	(22,636)	(9,440)	(9,440)	(22,636)	(22,636)

Net income	$170,706	$170,706	$127,459	$127,459	$526,562	$526,562	$442,424	$442,424

Weighted average common shares outstanding	140,942	140,942	137,668	137,668	142,371	142,371	137,695	137,695
Additional shares due to:
Assumed conversion of dilutive share-based compensation	—	1,624	—	1,400	—	2,078	—	1,597

Adjusted weighted average common shares outstanding	140,942	142,566	137,668	139,068	142,371	144,449	137,695	139,292

Income from continuing operations per share	$1.22	$1.21	$1.09	$1.08	$3.76	$3.71	$3.38	$3.34
Loss from discontinued operations per share	(0.01)	(0.01)	(0.16)	(0.16)	(0.06)	(0.06)	(0.17)	(0.16)

Net income per share	$1.21	$1.20	$0.93	$0.92	$3.70	$3.65	$3.21	$3.18

        The following table provides the number of options and the corresponding exercise prices for those options, which were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006 and 2007 because they were anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Options outstanding	1,230,865	2,922,892	1,126,950	1,801,862
Exercise price of options	$61.56 - $71.23	$59.74 - $71.23	$67.39 - $71.23	$61.56 - $71.23

Note 5—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(22,926)	$8,769	$(14,157)
Reclassification adjustment for net losses on hedges included in net income	31,501	(12,049)	19,452

Net change in unrealized losses on hedges	8,575	(3,280)	5,295

Securities available for sale:
Unrealized holding gains arising during the period on securities available for sale	16,112	(6,163)	9,949
Reclassification adjustment for net gains on securities available for sale included in net income	(1,822)	697	(1,125)

Net change in unrealized losses on securities available for sale	14,290	(5,466)	8,824

Foreign currency translation adjustment	101	(39)	62

Net change in accumulated other comprehensive loss	$22,966	$(8,785)	$14,181

For the Nine Months Ended September 30, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$13,940	$(5,332)	$8,608
Reclassification adjustment for net losses on hedges included in net income	25,395	(9,714)	15,681

Net change in unrealized losses on hedges	39,335	(15,046)	24,289

Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(119,521)	45,717	(73,804)
Reclassification adjustment for net gains on securities available for sale included in net income	(1,621)	620	(1,001)

Net change in unrealized losses on securities available for sale	(121,142)	46,337	(74,805)

Foreign currency translation adjustment	975	(373)	602

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	120	(46)	74
Amortization of transition amount	1,526	(583)	943
Recognized net actuarial loss	14,837	(5,675)	9,162

Net change in pension and other benefits	16,483	(6,304)	10,179

Net change in accumulated other comprehensive loss	$(64,349)	$24,614	$(39,735)

        The following table presents accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment(1)	Accumulated Other Comprehensive Loss
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the period	5,295	8,824	62	—	14,181

Balance, September 30, 2006	$(29,013)	$(65,275)	$326	$(10,250)	$(104,212)

Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the period	24,289	(74,805)	602	10,179	(39,735)

Balance, September 30, 2007	$(3,116)	$(132,683)	$825	$(164,135)	$(299,109)

(1)
Amounts prior to December 31, 2006 include only the minimum pension liability adjustment.

Note 6—Goodwill and Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at September 30, 2006 and 2007.

	September 30, 2006			September 30, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$67,237	$(52,152)	$15,085	$58,956	$(50,367)	$8,589
Rights-to-Expiration	36,608	(20,409)	16,199	36,608	(23,721)	12,887
Other	2,100	(1,053)	1,047	2,100	(1,375)	725

Total	$105,945	$(73,614)	$32,331	$97,664	$(75,463)	$22,201

        Total amortization expense for the three months ended September 30, 2006 and 2007 was $3.4 million and $2.2 million, respectively. For the nine months ended September 30, 2006 and 2007, the expense was $10.3 million and $6.7 million, respectively.

(Dollars in thousands)	Core Deposit Intangibles	Rights-to-Expiration	Other	Total Identifiable Intangibles
Estimated amortization expense for the years ending:
Remaining 2007	$1,368	$777	$74	$2,219
2008	3,245	2,687	230	6,162
2009	1,764	2,254	177	4,195
2010	807	1,870	137	2,814
2011	443	1,531	107	2,081
2012	336	1,229	—	1,565
thereafter	626	2,539	—	3,165

Total amortization expense after September 30, 2007	$8,589	$12,887	$725	$22,201

        The changes in the carrying amount of goodwill during the nine months ended September 30, 2006 and 2007 are shown below.

(Dollars in thousands)	2006	2007
Balance, January 1,	$454,015	$453,489
Adjustment for contingent consideration	(526)	—

Balance, September 30,	$453,489	$453,489

Note 7—Business Segments

        The Company's operating segments, reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group, are aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States and through telephone and internet banking services. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions and risk management for small businesses and individuals. At September 30, 2006 and 2007, Retail Banking had $222.2 million of goodwill assigned to the operating segments.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At September 30, 2006 and 2007, Wholesale Banking had $231.3 million of goodwill assigned to the operating segments.

        The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for each reportable business segment as of September 30, 2006 and 2007.

        The information in the tables is derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to an operating segment are assigned to that operating segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the operating segment based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. Except as discussed above, none of the items in "Other" is significant to the Company's business.

        The Company's business segments are reported from a "market view" perspective in measuring the profitability of the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items."

        The reportable business segment results for the prior periods have been restated to reflect any changes in the transfer pricing methodology, organizational changes that have occurred, discontinued operations and the market view contribution.

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$240,741	$222,971	$265,925	$241,505
Noninterest income (expense)	127,266	135,448	105,563	113,117

Total revenue	368,007	358,419	371,488	354,622
Noninterest expense (income)	241,264	233,630	169,270	161,921
Credit expense (income)	6,249	6,361	23,196	28,232

Income (loss) from continuing operations before income taxes	120,494	118,428	179,022	164,469
Income tax expense (benefit)	46,089	45,299	59,899	49,894

Income (loss) from continuing operations	74,405	73,129	119,123	114,575
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$74,405	$73,129	$119,123	$114,575

Total assets, end of period—Market View (dollars in millions):	$17,059	$18,524	$24,390	$27,339

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2006	2007	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(45,497)	$(35,780)	$(2,445)	$(2,251)	$458,724	$426,445
Noninterest income (expense)	459	7,074	(16,033)	(19,907)	217,255	235,732

Total revenue	(45,038)	(28,706)	(18,478)	(22,158)	675,979	662,177
Noninterest expense (income)	15,534	25,242	(9,047)	(12,373)	417,021	408,420
Credit expense (income)	(29,421)	(18,569)	(24)	(24)	—	16,000

Income (loss) from continuing operations before income taxes	(31,151)	(35,379)	(9,407)	(9,761)	258,958	237,757
Income tax expense (benefit)	(15,342)	(3,797)	(3,598)	(3,734)	87,048	87,662

Income (loss) from continuing operations	(15,809)	(31,582)	(5,809)	(6,027)	171,910	150,095
Loss from discontinued operations, net of income taxes	(1,204)	(22,636)	—	—	(1,204)	(22,636)

Net income (loss)	$(17,013)	$(54,218)	$(5,809)	$(6,027)	$170,706	$127,459

Total assets, end of period—Market View (dollars in millions):	$10,588	$8,500	$(24)	$(20)	$52,013	$54,343

	Retail Banking		Wholesale Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$708,539	$678,808	$781,241	$725,972
Noninterest income (expense)	393,239	393,718	310,099	338,026

Total revenue	1,101,778	1,072,526	1,091,340	1,063,998
Noninterest expense (income)	723,247	717,986	502,495	489,411
Credit expense (income)	19,221	18,896	71,549	80,165

Income (loss) from continuing operations before income taxes	359,310	335,644	517,296	494,422
Income tax expense (benefit)	137,436	128,384	174,735	151,455

Income (loss) from continuing operations	221,874	207,260	342,561	342,967
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$221,874	$207,260	$342,561	$342,967

Total assets, end of period—Market View (dollars in millions):	$17,059	$18,524	$24,390	$27,339

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2006	2007	2006	2007	2006	2007
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(91,039)	$(114,389)	$(7,282)	$(6,561)	$1,391,459	$1,283,830
Noninterest income (expense)	5,929	14,812	(54,874)	(58,421)	654,393	688,135

Total revenue	(85,110)	(99,577)	(62,156)	(64,982)	2,045,852	1,971,965
Noninterest expense (income)	51,836	71,087	(32,983)	(36,108)	1,244,595	1,242,376
Credit expense (income)	(98,701)	(73,982)	(69)	(79)	(8,000)	25,000

Income (loss) from continuing operations before income taxes	(38,245)	(96,682)	(29,104)	(28,795)	809,257	704,589
Income tax expense (benefit)	(27,784)	(29,296)	(11,132)	(11,014)	273,255	239,529

Income (loss) from continuing operations	(10,461)	(67,386)	(17,972)	(17,781)	536,002	465,060
Loss from discontinued operations, net of income taxes	(9,440)	(22,636)	—	—	(9,440)	(22,636)

Net income (loss)	$(19,901)	$(90,022)	$(17,972)	$(17,781)	$526,562	$442,424

Total assets, end of period—Market View (dollars in millions):	$10,588	$8,500	$(24)	$(20)	$52,013	$54,343

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e. U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap and corridor options and interest rate swaps. At September 30, 2007, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.7 years.

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

        The Company uses purchased interest rate caps to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, which is 3-month LIBOR, based on the CDs' original term to maturity, which reflects their repricing frequency. Net payments to be received under the cap contract offset the increase in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

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

        Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge matches those of the loans or CDs and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the third quarter of 2007, the Company recognized a net gain of $16 thousand due to ineffectiveness, which is recognized in other noninterest expense, compared to a net gain of $0.2 million in the third quarter of 2006.

  Fair Value Hedges

  Hedging Strategy for Medium-Term Notes

        In December 2006, the Company's medium-term debt matured. Prior to maturity, the Company engaged in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's five-year, medium-term debt issuance, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

        The fair value hedging transaction for the medium-term notes, was structured at inception to mirror all of the provisions of the medium-term notes, and allowed the Company to assume that no ineffectiveness exists.

  Hedging Strategy for Subordinated Debt

        The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's ten-year, subordinated debt issuance, and in a separate transaction, Union Bank of California, N.A.'s ten-year, subordinated debt issuance, in order to convert these liabilities from fixed rate to floating rate instruments. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

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

Note 9—Commitments, Contingencies and Guarantees

        Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn, the total commitment amounts do not necessarily represent future cash-flow requirements. At September 30, 2007, the Company had total commitments to extend credit under legally binding agreements of $23.5 billion. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments.

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. As of September 30, 2007, the Company's maximum exposure to loss for risk participations in bankers' acceptances, standby and commercial letters of credit was $30.3 million, $3.6 billion and $71.1 million, respectively. At September 30, 2007, the carrying value of the Company's risk participations in bankers' acceptances, standby and commercial letters of credit totaled $6.3 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the risk participation on bankers' acceptances, standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

        The credit risk involved in issuing loan commitments, risk participation on bankers' acceptances and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.

        Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. At September 30, 2007, the Company had commitments to fund principal investments of $111.2 million.

        The Company is fund manager for limited liability companies issuing low-income housing credit (LIHC) investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees the timely completion of projects and delivery of tax benefits throughout the investment term. Guarantees may include a minimum rate of return, the availability of tax credits and operating deficit thresholds over an eleven-year weighted average period. Additionally, the Company receives project completion and tax credit guarantees from the limited liability companies issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of September 30, 2007, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $139.7 million. The Company maintains a reserve of $5.8 million for these guarantees.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of September 30, 2007, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.7 billion. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company has no material obligation to be satisfied. As of September 30, 2007, the Company had no exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.6 billion at September 30, 2007. The market value of the associated collateral was $2.7 billion at September 30, 2007.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2007, the maximum exposure to loss under these contracts totaled $8.1 million. At September 30, 2007, the Company maintained a reserve of $0.3 million for losses related to these guarantees.

        The Company is subject to various pending and threatened legal actions that arise in the normal course of business. Reserves for losses from legal actions that are both probable and estimable are recorded at the time of that determination. Management believes that the disposition of all claims currently pending will not have a material adverse effect on the Company's consolidated financial condition, operating results or liquidity.

        On September 14, 2007, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the Office of the Comptroller of the Currency (OCC). The Order supersedes the March 2005 memorandum of understanding between the Bank and the OCC. The Order imposes a civil money penalty of $10 million and requires the Bank to take actions to improve Bank Secrecy Act compliance. On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provides that the $10 million penalty is deemed to be satisfied by the Bank's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, the Bank entered into a DPA with the DOJ. Under the DPA, the DOJ has agreed to defer prosecution for past violations of BSA/AML that occurred in the Bank's now discontinued international banking business, and to dismiss prosecution completely if the Bank meets the conditions of the Order for one year. In the DPA, the Bank also agreed to make a payment of $21.6 million to the DOJ.

        For further discussion of the Company's commitments, contingencies and guarantees, see Note 24 to the Consolidated Financial Statements in the Company's 2006 Form 10-K.

Note 10—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2007.

	Pension Benefits		Other Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in thousands)
	2006	2007	2006	2007
Components of net periodic benefit cost
Service cost	$13,501	$12,559	$1,850	$1,929
Interest cost	16,287	17,797	2,418	2,571
Expected return on plan assets	(28,359)	(31,586)	(3,034)	(3,478)
Amortization of prior service cost	266	64	(28)	(24)
Amortization of transition amount	—	—	512	508
Recognized net actuarial loss	8,090	4,002	1,052	633

Total net periodic benefit cost	$9,785	$2,836	$2,770	$2,139

	Pension Benefits		Other Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)
	2006	2007	2006	2007
Components of net periodic benefit cost
Service cost	$40,505	$37,676	$5,420	$6,095
Interest cost	48,860	53,393	6,898	8,253
Expected return on plan assets	(85,079)	(94,759)	(8,719)	(10,434)
Amortization of prior service cost	800	192	(73)	(72)
Amortization of transition amount	—	—	1,527	1,526
Recognized net actuarial loss	24,271	12,006	3,182	2,831

Total net periodic benefit cost	$29,357	$8,508	$8,235	$8,199

        For further discussion of the Company's employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company's 2006 Form 10-K.

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

Note 12—Management Stock Plans

        The Company has two management stock plans, the Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective September 1, 1997 (the 1997 Stock Plan). Under these plans, the Company's common stock is authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation & Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards. For further discussion of the Company's stock plans, see Note 16 to the Consolidated Financial Statements in the Company's 2006 Form 10-K.

        The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans may not be less than the fair market value on the date the option is granted.

        Under the 2000 Stock Plan, the Company grants stock options and restricted stock and issues shares of common stock upon vesting of performance shares and restricted stock units that are settled in common stock. The Company issues new shares of common stock upon exercise of outstanding stock options, granting of restricted stock awards and settlement of other awards under the stock plans. At September 30, 2007, a total of 3,118,398 shares were available for future grants under the 2000 Stock Plan as stock options, restricted stock or shares of common stock issued upon vesting of performance shares and restricted stock units settled in common stock. The remaining shares under the 1997 Stock Plan are not available for future grants.

  Stock Options

        The following is a summary of stock option transactions under the stock plans for the nine months ended September 30, 2007.

	For the Nine Months Ended September 30, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Options outstanding, beginning of the period(1)	8,326,241	$49.24
Granted	730,342	62.98
Exercised	(785,082)	41.68
Forfeited	(50,019)	66.05

Options outstanding, end of the period(1)	8,221,482	$51.08	4.78	$78,953

Options exercisable, end of the period	6,530,898	$47.39	4.53	$30,327

(1)
Options not expected to vest are included in options outstanding. Amounts are nonmaterial.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The Black-Scholes option pricing model is applied to option tranches based on expected terms that result in ranges of input assumptions, such ranges are disclosed below. Expected volatilities are based on historical data and implied volatilities from traded options on the Company's stock and other factors. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

For the Nine Months Ended September 30, 2007
Weighted-average fair value—per share	$8.79
Risk-free interest rate	4.6%
Expected volatility	16.9 - 17.8%
Weighted-average expected volatility	17.4%
Expected term (in years)	3.8 - 4.4
Expected dividend yield	3.5%

        The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2007 was $12.31 and $8.79 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $33.7 million and $15.7 million, respectively. The total fair value of options vested during the nine months ended September 30, 2006 and 2007 was $27.8 million and $20.2 million, respectively.

        The Company recognized $10.4 million of compensation cost for share-based payment arrangements related to stock option awards with $4.0 million of corresponding tax benefit for the nine months ended September 30, 2007. As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards was $11.4 million and the weighted-average period over which it is expected to be recognized was one year.

  Restricted Stock

        In general, restricted stock awards are granted under the 2000 Stock Plan to key employees. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions or terminates employment under certain conditions. Restricted stockholders have the right to vote their restricted shares and receive dividends.

        The following is a summary of the Company's nonvested restricted stock awards as of September 30, 2007 and changes during the period ended September 30, 2007.

	For the Nine Months Ended September 30, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	840,003	$62.59
Granted	52,154	62.52
Vested	(106,580)	65.37
Forfeited	(32,092)	61.82

Nonvested restricted awards, end of the period	753,485	$62.27

        The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2006 and 2007 was $4.2 million and $7.0 million, respectively.

        The Company recognized $10.7 million of compensation cost for share-based payment arrangements related to restricted stock awards with $4.2 million of corresponding tax benefit for the nine months ended September 30, 2007. As of September 30, 2007, the total unrecognized compensation cost related to nonvested restricted awards was $31.1 million and the weighted-average period over which it is expected to be recognized was 1.5 years.

  Restricted Stock Units

        Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. During the nine months ended September 30, 2007, the Company granted 13,671 restricted stock units with a weighted-average grant date fair value of $59.24 per unit. There were no restricted stock units forfeited during the nine months ended September 30, 2007. The total fair value of the restricted stock units that vested during the nine months ended September 30, 2007 was $0.7 million. For the nine months ended September 30, 2007, the Company recognized $0.6 million of compensation cost with a corresponding

$0.3 million in tax benefits related to these grants. As of September 30, 2007, the total unrecognized compensation cost related to restricted stock units was $0.7 million and the weighted-average period over which it is expected to be recognized was 9 months.

        The restricted stock unit participants do not have voting or other stockholder rights. However, the participants' stock unit accounts receive dividend equivalents, reflecting the aggregate dividends earned based on the total number of restricted stock units outstanding, in the form of additional restricted stock units. Participants may elect to defer the delivery of vested shares of common stock at predetermined dates as defined in the plan agreements. The Company will issue new shares under the 2000 Stock Plan upon vesting of these grants, which are redeemable only in shares.

  Performance Share Plan

        Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004, increasing the total number of shares that can be granted under the plan to 2.6 million shares. There were 2,065,156 performance shares remaining for future awards as of September 30, 2007.

        All performance shares granted prior to 2006 are redeemable in cash and are therefore being accounted for as liabilities. The value of a performance share under the liability method is equal to the average month-end closing price of the Company's common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. The total fair value of the performance shares that vested during the nine months ended September 30, 2006 and 2007 was $4.7 million and $7.4 million, respectively. These amounts were paid in cash during the respective quarters, except for $0.3 million, which was deferred during the nine months ended September 30, 2006. There were no performance shares forfeited during the nine months ended September 30, 2007. At September 30, 2006 and 2007, the Company's liability for the cash settlement of the performance shares was $12.5 million and $5.1 million, respectively. The Company recognized $0.8 million of compensation cost related to these grants with $0.3 million of corresponding tax benefit for the nine months ended September 30, 2007. As of September 30, 2007, the total unrecognized compensation cost related to these grants that are redeemable in cash was $0.3 million and the weighted-average period over which it is expected to be recognized was 3 months.

        During the nine months ended September 30, 2007, the Company granted 68,677 performance shares that are redeemable in shares, with a weighted-average grant date fair value of $63.42 per unit. There were 1,500 performance shares that are redeemable in shares forfeited during the nine months ended September 30, 2007. The total fair value of these performance shares which vested was $0.3 million during the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the Company recognized $2.7 million of compensation cost with a corresponding $1.1 million in tax benefits related to these grants. As of September 30, 2007, the total unrecognized compensation cost related to grants that are redeemable in shares was $4.2 million and the weighted-average period over which it is expected to be recognized was one year. The Company issues new shares under the 2000 Stock Plan upon vesting of these grants that are redeemable in shares.

Note 13—Subsequent Events

        On October 24, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.52 per share of common stock. The dividend will be paid on January 4, 2008 to stockholders of record as of December 7, 2007.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part II Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q (this Form 10-Q) for a discussion of some factors that may cause results to differ.

        You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations for the period ended September 30, 2007 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $54 billion at September 30, 2007. At September 30, 2007, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2007 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read any other reports that we refer to in this Form 10-Q that will assist your understanding of trends, events and uncertainties that could impact us.

        Average loans grew 10 percent over the third quarter of 2006, primarily from the growth in commercial, residential mortgage and commercial mortgage lending. Our residential mortgage portfolio grew 10 percent over the third quarter of 2006, primarily from the increased demand experienced in the third quarter of 2007.

        Our overall credit quality continues to be strong. Our nonperforming assets were $53 million, up 10 percent compared to third quarter 2006. Our net charge offs were $2 million in the third quarter of 2007 compared to $1 million in the third quarter of 2006. We provided $20 million for credit losses in the third quarter of 2007, compared to no provision in the third quarter of 2006. As our credit portfolio continues to grow and as we believe that we have passed the turning point in credit quality trends, we anticipate that we will continue to provide for credit losses during the remainder of 2007.

        Offsetting our strong loan growth and continued good credit quality was the decline in our noninterest bearing deposits. Compared to the third quarter 2006, average noninterest bearing deposits declined by $3.2 billion as a result of our customers shifting their balances to interest bearing deposits or other investment alternatives, as well as a decline in our title and escrow deposit balances. In addition, the average cost of interest bearing deposits rose from 3.07 percent to 3.64 percent from the third quarter 2006 to the third quarter 2007. However, we believe that pricing has stabilized as indicated by the more modest sequential quarter increase in our average cost of interest bearing deposits of 7 basis points from 3.57 percent in the second quarter 2007. Although our noninterest bearing deposits have declined, we continue to enjoy a relatively high proportion of average noninterest bearing deposits to total deposits compared to our peers.

Based on the most recent statistics available, our percentage of average noninterest bearing deposits to average total deposits ranked us third among the 50 largest U.S. banks.

        In the third quarter of 2007, our net interest income was $426 million, a decline of $32 million from the third quarter of 2006, continuing the trend experienced during 2006 and 2007 as our higher funding costs resulting from a decline in noninterest bearing deposits outstripped interest income earned on our loan growth.

        Noninterest income grew 8.5 percent in the third quarter of 2007 over the third quarter of 2006 as gains on trading account activities, gains on private capital investments and higher trust and investment management fees offset reductions in our service charges on deposits.

        Noninterest expense declined slightly in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the decreased cost for outside services stemming from lower cost of services related to title and escrow deposit balances, and a 3.3 percent decline in salary and employee benefits expense, mainly due to lower workers compensation expense and employee pension expense.

        In the third quarter of 2007, we made a $10 million payment for the civil money penalty, previously accrued in the second quarter of 2007 as part of the order entered into with the Office of the Comptroller of the Currency (OCC) and the assessment by the Financial Crimes Enforcement Network (FinCEN) of the U.S. Treasury Department related to compliance with Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). In addition, we entered into a Deferred Prosecution Agreement with the Department of Justice (DOJ) relating to past violations of BSA/AML that occurred in the Bank's now discontinued international banking business. As part of this agreement, we paid $21.6 million to the DOJ in the third quarter of 2007. For additional information, see "Regulatory Matters" in this Form 10-Q.

        Our effective tax rate increased to 36.9 percent compared to 33.6 percent in the third quarter of 2006. The higher effective tax rate in third quarter 2007 was primarily due to $15.5 million of adjustments to California state tax expense filed on the worldwide unitary basis for 2006 and 2007, partially offset by the recognition of $7.6 million of state tax benefits due to the settlement of a prior year audit.

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

        This transaction has been accounted for as a discontinued operation and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are accounted for at the lower of cost or fair value less costs to sell. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. All of our offices designated for disposal were closed as of June 30, 2006. For the detailed components of our assets and liabilities from discontinued operations at September 30, 2006 and December 31, 2006, see Note 3 to the Condensed Consolidated Financial Statements of this Form 10-Q. Substantially all assets and liabilities of the discontinued operations were liquidated as of March 31, 2007.

        As described in the "Executive Overview" in this Form 10-Q, in the third quarter of 2007, we entered into a Deferred Prosecution Agreement with the DOJ relating to past violations of BSA/AML that occurred in the Bank's now discontinued international banking business. As part of this agreement, we paid the DOJ $21.6 million in the third quarter of 2007. The $21.6 million payment and related legal and other outside services costs were allocated to discontinued operations as these past violations pertained to our international banking business. For additional information, refer to "Regulatory Matters" in this Form 10-Q.

        For the three and nine months ended September 30, 2006 and 2007, loss from discontinued operations included the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)
	2006	2007	2006	2007
Net interest (expense) income	$(501)	$—	$1,138	$—
Noninterest income	268	—	13,184	—
Noninterest expense	1,828	23,297	29,555	23,297

Loss from discontinued operations before income taxes	(2,061)	(23,297)	(15,233)	(23,297)
Income tax benefit	(857)	(661)	(5,793)	(661)

Loss from discontinued operations	$(1,204)	$(22,636)	$(9,440)	$(22,636)

        For the three and nine months ended September 30, 2006, net interest income included the allocation of interest expense from continuing operations to discontinued operations of approximately $0.5 million and $1.5 million, respectively. Interest expense allocated to discontinued operations is calculated based on its average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

        Noninterest income for the nine months ended September 30, 2006 included a $4.0 million payment from Wachovia Bank, N.A., reflecting the final settlement upon the conversion of the international correspondent banking customer base to Wachovia Bank, N.A. Included in noninterest expense was compliance related expenses of $1.4 million and $8.5 million, for the three and nine months ended September 30, 2006, respectively. Additionally, the Company recorded $1.4 million of expenses related to the termination of lease contracts in the second quarter 2006. Noninterest expense for the three and nine months ended September 30, 2007 included the $21.6 million paid to the DOJ and $1.7 million in related legal and other outside services costs. The income tax benefit of $0.7 million for the three and nine months ended September 30, 2007 reflects the impact of the nondeductibility of the $21.6 million DOJ payment.

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

Financial Performance

Summary of Financial Performance

			Increase (Decrease)				Increase (Decrease)
	For the Three Months Ended September 30,		2007 versus 2006		For the Nine Months Ended September 30,		2007 versus 2006
(Dollars in thousands)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of Operations
Net interest income(1)	$458,724	$426,445	$(32,279)	(7.0)%	$1,391,459	$1,283,830	$(107,629)	(7.7)%
Noninterest income
Service charges on deposit accounts	79,083	76,210	(2,873)	(3.6)	242,555	228,373	(14,182)	(5.8)
Trust and investment management fees	47,555	51,262	3,707	7.8	146,050	151,407	5,357	3.7
Trading account activities	14,311	21,795	7,484	52.3	41,495	50,473	8,978	21.6
Gains on private capital investments, net	7,681	12,203	4,522	58.9	14,210	41,469	27,259	nm
Other noninterest income	68,625	74,262	5,637	8.2	210,083	216,413	6,330	3.0

Total noninterest income	217,255	235,732	18,477	8.5	654,393	688,135	33,742	5.2

Total revenue	675,979	662,177	(13,802)	(2.0)	2,045,852	1,971,965	(73,887)	(3.6)
(Reversal of) provision for loan losses	—	16,000	16,000	nm	(8,000)	25,000	33,000	nm
Noninterest expense
Salaries and employee benefits	244,613	236,575	(8,038)	(3.3)	745,745	746,520	775	0.1
Net occupancy	35,753	39,017	3,264	9.1	103,109	109,398	6,289	6.1
Outside services	31,890	21,394	(10,496)	(32.9)	91,203	60,081	(31,122)	(34.1)
Professional services	12,169	18,162	5,993	49.2	43,754	47,219	3,465	7.9
Foreclosed asset expense (income)	(183)	37	220	nm	(15,332)	55	15,387	nm
(Reversal of) provision for losses on off-balance sheet commitments	—	4,000	4,000	nm	(7,000)	5,000	12,000	nm
Other noninterest expense	92,779	89,235	(3,544)	(3.8)	283,116	274,103	(9,013)	(3.2)

Total noninterest expense	417,021	408,420	(8,601)	(2.1)	1,244,595	1,242,376	(2,219)	(0.2)

Income from continuing operations before income taxes	258,958	237,757	(21,201)	(8.2)	809,257	704,589	(104,668)	(12.9)
Income tax expense	87,048	87,662	614	0.7	273,255	239,529	(33,726)	(12.3)

Income from continuing operations	$171,910	$150,095	$(21,815)	(12.7)%	$536,002	$465,060	$(70,942)	(13.2)%

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our financial performance for the third quarter of 2007 compared to the third quarter of 2006 are presented below.

  •
  After several years of reducing the level of our allowances for credit losses (See our discussion under "Allowances for Credit Losses"), we believe we have passed the turning point in the credit cycle, which has increased the level of uncertainty in our principal portfolio segments. Although our credit quality remains strong, we have provided a total of $20 million for credit losses in the third quarter of 2007 primarily to account for a shift in risk grade mix (including risk grade migration in certain sectors of the real estate portfolio) and strong loan growth.

  •
  Our net interest income was unfavorably influenced by lower noninterest bearing deposit volumes partly due to lower title and escrow demand deposit balances, which resulted in a deposit mix shift toward higher cost deposits, and higher rates on interest bearing liabilities. Offsetting these negative influences to our net interest income were higher earning asset volumes (including higher volumes for commercial, financial and industrial loans, residential mortgages and commercial mortgages) and higher average yields on our earning assets. (See our discussion under "Net Interest Income.")

        The increase in our noninterest income was due to several factors:

    —
    Service charges on deposits decreased primarily due to lower account analysis fees and lower overdraft fees;

    —
    Trust and investment management fees were higher primarily due to an increase in the total assets under administration on which fees are based. Managed assets increased by approximately 16 percent, while non-managed assets increased by approximately 12 percent from September 30, 2006 to September 30, 2007. Total assets under administration increased by approximately 12 percent, to $244.5 billion, for the same period;

    —
    Trading account activities income was higher compared to the prior year quarter due to higher derivative income and trading securities gains;

    —
    Net gains on private capital investments were higher compared to the prior year quarter due to higher sales and capital distributions; and

    —
    Other noninterest income included a $4.1 million gain from the sale of a minority interest in the check cashing entity with which we were formerly affiliated.

        Our lower noninterest expense was due to several factors:

    —
    Salaries and employee benefits decreased primarily as a result of:

    •
    lower contract labor expense due to reduced use of contract staff for compliance-related projects, partly offset by higher base salaries primarily due to annual merit increases; and

    •
    lower pension expenses partially related to a change in the discount rate used to estimate future liabilities, which increased from 5.5% to 6.0%; partially offset by

    •
    higher incentive and bonus expenses;

    —
    Net occupancy expense increased mainly due to higher building rent and repair and maintenance costs;

    —
    Outside services expense decreased mainly due to lower cost of services related to a 34 percent decline in title and escrow deposits and a shift by our customers to an increased utilization of lower yielding title and escrow loans;

    —
    Professional services expense increased mainly due to higher compliance-related activities;

    —
    There was no provision for losses on off-balance sheet commitments in the third quarter of 2006 compared to a $4.0 million provision in the same quarter of 2007;  and

    —
    Other noninterest expense included decreases in equipment expense, as well as lower advertising and public relations cost.

        The primary contributors to our financial performance for the first nine months of 2007 compared to the first nine months of 2006 are presented below.

  •
  For the nine months ended September 30, 2007, we have provided a total of $30 million for credit losses primarily to account for a shift in risk grade mix (including risk grade migration in certain sectors of the real estate portfolio), increased concern about certain economic conditions and strong loan growth.

  •
  Our net interest income was unfavorably influenced by lower noninterest bearing deposit volumes partly due to lower title and escrow demand deposit balances, which resulted in a deposit mix shift toward higher cost deposits, and higher rates on interest bearing liabilities. Offsetting these negative influences to our net interest income were higher earning asset volumes (including higher volumes for commercial, financial and industrial loans, residential mortgages, commercial mortgages and construction loans) and higher average yields on our earning assets. (See our discussion under "Net Interest Income.")

        The increase in our noninterest income was due to several factors:

    —
    Service charges on deposits decreased primarily due to lower account analysis fees and lower overdraft fees;

    —
    Trust and investment management fees were higher primarily due to an increase in the total assets under administration on which fees are based. Managed assets increased by approximately 16 percent, while non-managed assets increased by approximately 12 percent from September 30, 2006 to September 30, 2007. Total assets under administration increased by approximately 12 percent, to $244.5 billion, for the same period;

    —
    Trading account activities income was higher compared to the prior year due to higher derivative income and trading securities gains;

    —
    Net gains on private capital investments were higher compared to the prior year due to higher sales and capital distributions; and

    —
    Other noninterest income included higher brokerage commissions, card processing fees and a $4.1 million gain from the sale of a minority interest in the check cashing entity with which we were formerly affiliated.

        Our lower noninterest expense was due to several factors:

    —
    Salaries and employee benefits increased slightly primarily as a result of:

    •
    annual merit increases; and

    •
    higher bonuses and other performance-related incentives; partially offset by

    •
    lower pension expenses partially related to a change in the discount rate used to estimate future liabilities, which increased from 5.5% to 6.0%;

    —
    Outside services expense decreased mainly due to lower cost of services related to a 22 percent decline in title and escrow deposits and a shift by our customers to an increased utilization of lower yielding title and escrow loans;

    —
    Foreclosed asset income reflected higher gains on the sale of foreclosed properties in 2006;

    —
    Provision for losses on off-balance sheet commitments increased to $5.0 million in the current year compared to a $7.0 million reversal in the prior year; and

    —
    Other noninterest expense included lower costs for intangible asset amortization, marketing, equipment maintenance and software, and a favorable outcome of a lawsuit settlement, partially offset by a $10.0 million payment for the civil money penalty imposed by the OCC and FinCEN relating to BSA/AML compliance.

Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	September 30, 2006			September 30, 2007			Average Balance		Interest Income/ Expense(1)
(Dollars in thousands)	Average Balance	Interest Income/Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$13,244,947	$225,177	6.74%	$14,342,095	$246,275	6.81%	$1,097,148	8%	$21,098	9%
Construction	1,990,535	39,147	7.80	2,371,833	46,043	7.70	381,298	19	6,896	18
Residential mortgage	11,972,024	154,983	5.18	13,196,677	178,589	5.41	1,224,653	10	23,606	15
Commercial mortgage	5,680,603	102,577	7.16	6,386,963	112,743	7.00	706,360	12	10,166	10
Consumer	2,507,524	49,672	7.86	2,570,234	50,601	7.81	62,710	3	929	2
Lease financing	570,190	4,243	2.98	616,983	6,260	4.06	46,793	8	2,017	48

Total Loans	35,965,823	575,799	6.37	39,484,785	640,511	6.45	3,518,962	10	64,712	11
Securities—taxable	8,548,420	107,378	5.02	8,593,958	111,934	5.21	45,538	1	4,556	4
Securities—tax-exempt	59,644	1,231	8.26	55,236	1,150	8.32	(4,408)	(7)	(81)	(7)
Interest bearing deposits in banks	37,351	411	4.37	44,185	709	6.37	6,834	18	298	73
Federal funds sold and securities purchased under resale agreements	894,039	12,024	5.34	355,111	4,683	5.23	(538,928)	(60)	(7,341)	(61)
Trading account assets	349,368	1,832	2.08	368,232	1,898	2.04	18,864	5	66	4

Total earning assets	45,854,645	698,675	6.06	48,901,507	760,885	6.19	3,046,862	7	62,210	9

Allowance for loan losses	(328,399)			(335,932)			(7,533)	(2)
Cash and due from banks	2,063,653			1,845,331			(218,322)	(11)
Premises and equipment, net	497,957			485,934			(12,023)	(2)
Other assets	2,689,563			2,598,845			(90,718)	(3)

Total assets	$50,777,419			$53,495,685			$2,718,266	5%

Liabilities
Deposits:
Transaction accounts	$12,405,367	$73,826	2.36	$14,288,967	$108,653	3.02	$1,883,600	15%	$34,827	47
Savings and consumer time	4,493,082	25,682	2.27	4,475,522	30,453	2.70	(17,560)	(0)	4,771	19
Large time	6,692,874	82,790	4.91	9,515,315	120,391	5.02	2,822,441	42	37,601	45

Total interest bearing deposits	23,591,323	182,298	3.07	28,279,804	259,497	3.64	4,688,481	20	77,199	42

Federal funds purchased and securities sold under repurchase agreements	419,665	5,345	5.05	1,130,404	14,284	5.01	710,739	nm	8,939	nm
Net funding allocated from (to) discontinued operations(4)	(34,738)	(454)	5.18	—	—	—	34,738	nm	454	nm
Commercial paper	1,645,428	20,835	5.02	1,559,098	19,753	5.03	(86,330)	(5)	(1,082)	(5)
Other borrowed funds	577,533	7,842	5.39	828,655	11,321	5.42	251,122	43	3,479	44
Medium and long-term debt	1,496,207	21,974	5.83	1,846,674	26,957	5.79	350,467	23	4,983	23
Trust notes	15,054	239	6.33	14,601	239	6.53	(453)	(3)	—	—

Total borrowed funds	4,119,149	55,781	5.37	5,379,432	72,554	5.35	1,260,283	31	16,773	30

Total interest bearing liabilities	27,710,472	238,079	3.41	33,659,236	332,051	3.91	5,948,764	21	93,972	39

Noninterest bearing deposits	16,990,816			13,786,534			(3,204,282)	(19)
Other liabilities	1,497,496			1,385,686			(111,810)	(7)

Total liabilities	46,198,784			48,831,456			2,632,672	6
Stockholders' Equity
Common equity	4,578,635			4,664,229			85,594	2

Total stockholders' equity	4,578,635			4,664,229			85,594	2

Total liabilities and stockholders' equity	$50,777,419			$53,495,685			$2,718,266	5%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		460,596	4.00%		428,834	3.50%			(31,762)	(7)
Less: taxable-equivalent adjustment		1,872			2,389				517	28

Net interest income		$458,724			$426,445				$(32,279)	(7)%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	September 30, 2006
Assets	$41,135
Liabilities	$6,397
Net assets	$34,738

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earning) on funds allocated from (to) discontinued operations is calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period's Federal funds purchased rate.

nm = not meaningful

	For the Nine Months Ended						Increase (Decrease) in
	September 30, 2006			September 30, 2007			Average Balance		Interest Income/ Expense(1)
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)		Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
				Average Balance			Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$12,899,687	$635,197	6.58%	$14,544,388	$721,728	6.63%	$1,644,701	13%	$86,531	14%
Construction	1,747,603	99,166	7.59	2,300,862	132,865	7.72	553,259	32	33,699	34
Residential mortgage	11,719,852	448,192	5.10	12,728,651	509,697	5.34	1,008,799	9	61,505	14
Commercial mortgage	5,664,966	300,116	7.08	6,222,590	331,429	7.12	557,624	10	31,313	10
Consumer	2,500,890	142,343	7.61	2,556,710	149,159	7.80	55,820	2	6,816	5
Lease financing	567,508	11,790	2.77	578,082	17,339	4.00	10,574	2	5,549	47

Total Loans	35,100,506	1,636,804	6.23	38,931,283	1,862,217	6.39	3,830,777	11	225,413	14
Securities—taxable	8,378,496	306,164	4.87	8,574,162	327,877	5.10	195,666	2	21,713	7
Securities—tax-exempt	62,670	3,804	8.09	56,316	3,468	8.21	(6,354)	(10)	(336)	(9)
Interest bearing deposits in banks	43,804	1,570	4.79	70,650	3,113	5.89	26,846	61	1,543	98
Federal funds sold and securities purchased under resale agreements	541,607	20,594	5.08	596,492	23,644	5.30	54,885	10	3,050	15
Trading account assets	354,134	5,047	1.91	339,666	5,200	2.05	(14,468)	(4)	153	3

Total earning assets	44,481,217	1,973,983	5.93	48,568,569	2,225,519	6.12	4,087,352	9	251,536	13

Allowance for loan losses	(337,145)			(332,690)			4,455	1
Cash and due from banks	2,096,935			1,931,371			(165,564)	(8)
Premises and equipment, net	510,416			488,562			(21,854)	(4)
Other assets	2,675,245			2,540,779			(134,466)	(5)

Total assets	$49,426,668			$53,196,591			$3,769,923	8%

Liabilities
Deposits:
Transaction accounts	$12,757,571	$201,641	2.11	$13,969,058	$302,991	2.90	$1,211,487	9%	$101,350	50
Savings and consumer time	4,477,251	65,672	1.96	4,445,590	86,372	2.60	(31,661)	(1)	20,700	32
Large time	5,133,186	173,971	4.53	9,045,417	338,566	5.00	3,912,231	76	164,595	95

Total interest bearing deposits	22,368,008	441,284	2.64	27,460,065	727,929	3.54	5,092,057	23	286,645	65

Federal funds purchased and securities
sold under repurchase agreements	678,926	23,657	4.66	986,589	37,928	5.14	307,663	45	14,271	60
Net funding allocated from (to) discontinued operations(4)	(42,570)	(1,509)	4.74	—	—	—	42,570	nm	1,509	nm
Commercial paper	1,514,196	52,420	4.63	1,576,745	59,446	5.04	62,549	4	7,026	13
Other borrowed funds	319,096	12,233	5.13	821,910	33,291	5.42	502,814	nm	21,058	nm
Medium and long-term debt	1,164,090	49,246	5.66	1,752,240	75,625	5.77	588,150	51	26,379	54
Trust notes	15,166	715	6.28	14,713	715	6.48	(453)	(3)	—	—

Total borrowed funds	3,648,904	136,762	5.01	5,152,197	207,005	5.37	1,503,293	41	70,243	51

Total interest bearing liabilities	26,016,912	578,046	2.97	32,612,262	934,934	3.83	6,595,350	25	356,888	62

Noninterest bearing deposits	17,348,964			14,619,879			(2,729,085)	(16)
Other liabilities	1,508,382			1,376,387			(131,995)	(9)

Total liabilities	44,874,258			48,608,528			3,734,270	8
Stockholders' Equity
Common equity	4,552,410			4,588,063			35,653	1

Total stockholders' equity	4,552,410			4,588,063			35,653	1

Total liabilities and stockholders' equity	$49,426,668			$53,196,591			$3,769,923	8%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,395,937	4.19%		1,290,585	3.55%			(105,352)	(8)
Less: taxable-equivalent adjustment		4,478			6,755				2,277	51

Net interest income		$1,391,459			$1,283,830				$(107,629)	(8)%

Average Assets and Liabilities of Discontinued Operations for the Nine Months Ended:	September 30, 2006
Assets	$244,210
Liabilities	$201,640
Net assets	$42,570

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earning) on funds allocated from (to) discontinued operations is calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period's Federal funds purchased rate. The year-to-date expense (earnings) amount is the sum of the quarterly amounts.

nm = not meaningful

        Net interest income in the third quarter of 2007, on a taxable-equivalent basis, decreased 7 percent from the third quarter of 2006. Our net interest margin decreased by 50 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $3.0 billion, or 7 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $1.1 billion increase in average commercial loans, including a $0.2 billion increase in lower yielding loans related to title and escrow customers, a $1.2 billion increase in average residential mortgages and a $0.7 billion increase in average commercial mortgages;

  •
  Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 13 basis points, which included the favorable impact of $5.8 million in lower hedge expense;

  •
  Average noninterest bearing deposits decreased $3.2 billion, or 19 percent, which resulted in a deposit mix shift to higher cost deposits. Excluding average title and escrow deposits, which decreased $0.8 billion, or 34 percent, average commercial noninterest bearing deposits declined $2.0 billion, or 17 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or 13 percent. Average noninterest bearing deposits represented 33 percent of average total deposits in the third quarter of 2007 compared to 42 percent in the third quarter of 2006;

  •
  Rates on our interest bearing liabilities were unfavorably impacted by the higher short-term interest rates, as well as by an unfavorable shift in deposit mix due to heightened competition for deposits, resulting in a 50 basis point increase in average rates on average interest bearing liabilities; and

  •
  In the third quarter of 2007, the annualized average all-in cost of funds was 2.78 percent, reflecting an average core deposit-to-loan ratio of 82 percent and a relatively high proportion of average noninterest bearing deposits to average total deposits compared to our peers. In the third quarter of 2006, the annualized all-in cost of funds was 2.11 percent and our average core deposit-to-loan ratio was 94 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For loans, we had hedge expense of $14.8 million and $9.0 million for the quarters ended September 30, 2006 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge expense of $0.2 million and $0.6 million for the quarters ended September 30, 2006 and 2007, respectively.

        Net interest income in the first nine months of 2007, on a taxable-equivalent basis, decreased 8 percent from the first nine months of 2006. Our net interest margin decreased by 64 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $4.1 billion, or 9 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $1.6 billion increase in average commercial loans, including a $0.5 billion increase in lower yielding loans related to title and escrow customers, a $1.0 billion increase in average residential mortgages, a $0.6 billion increase in average construction loans and a $0.6 billion increase in average commercial mortgages;

  •
  Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 19 basis points;

  •
  Average noninterest bearing deposits decreased $2.7 billion, or 16 percent. Excluding average title and escrow deposits, which decreased $0.5 billion, or 22 percent, average commercial noninterest bearing deposits declined $1.8 billion, or 15 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or

    13 percent. Average noninterest bearing deposits represented 35 percent of average total deposits in the first nine months of 2007 compared to 44 percent in the first nine months of 2006;

  •
  Rates on our interest bearing liabilities were unfavorably impacted by the higher short-term interest rates, as well as to an unfavorable shift in deposit mix due to heightened competition for deposits, resulting in an 86 basis points increase in average rates on average interest bearing liabilities; and

  •
  In the first nine months of 2007, the annualized average all-in cost of funds was 2.65 percent, reflecting an average core deposit-to-loan ratio of 85 percent and a relatively high proportion of average noninterest bearing deposits to average total deposits compared to our peers. In the first nine months of 2006, the annualized all-in cost of funds was 1.78 percent and our average core deposit-to-loan ratio was 99 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and CDs, and to convert our long-term, fixed-rate borrowings to floating rate. For loans, we had hedge expense of $34.6 million and $29.3 million for the first nine months of 2006 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $0.6 million and hedge expense of $0.5 million for the first nine months of 2006 and 2007, respectively.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three and nine months ended September 30, 2006 and 2007.

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	September 30, 2006	September 30, 2007			September 30, 2006	September 30, 2007
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$79,083	$76,210	$(2,873)	(3.6)%	$242,555	$228,373	$(14,182)	(5.8)%
Trust and investment management fees	47,555	51,262	3,707	7.8	146,050	151,407	5,357	3.7
Insurance commissions	17,301	15,988	(1,313)	(7.6)	54,571	52,739	(1,832)	(3.4)
Trading account activities	14,311	21,795	7,484	52.3	41,495	50,473	8,978	21.6
Brokerage commissions and fees	8,531	10,476	1,945	22.8	26,656	29,669	3,013	11.3
Merchant banking fees	11,655	10,031	(1,624)	(13.9)	28,280	27,917	(363)	(1.3)
Card processing fees, net	7,241	7,785	544	7.5	21,144	22,736	1,592	7.5
Securities gains, net	43	171	128	nm	1,822	1,621	(201)	(11.0)
Gains on private capital investments, net	7,681	12,203	4,522	58.9	14,210	41,469	27,259	nm
Other	23,854	29,811	5,957	25.0	77,610	81,731	4,121	5.3

Total noninterest income	$217,255	$235,732	$18,477	8.5%	$654,393	$688,135	$33,742	5.2%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	September 30, 2006	September 30, 2007			September 30, 2006	September 30, 2007
			Amount	Percent			Amount	Percent
Salaries and other compensation	$200,591	$203,914	$3,323	1.7%	$596,539	$617,681	$21,142	3.5%
Employee benefits	44,022	32,661	(11,361)	(25.8)	149,206	128,839	(20,367)	(13.7)

Salaries and employee benefits	244,613	236,575	(8,038)	(3.3)	745,745	746,520	775	0.1
Net occupancy	35,753	39,017	3,264	9.1	103,109	109,398	6,289	6.1
Outside services	31,890	21,394	(10,496)	(32.9)	91,203	60,081	(31,122)	(34.1)
Equipment	17,387	15,964	(1,423)	(8.2)	52,155	48,885	(3,270)	(6.3)
Professional services	12,169	18,162	5,993	49.2	43,754	47,219	3,465	7.9
Software	15,334	15,325	(9)	(0.1)	47,001	44,657	(2,344)	(5.0)
Advertising and public relations	11,726	10,339	(1,387)	(11.8)	33,228	29,204	(4,024)	(12.1)
Communications	9,942	9,965	23	0.2	30,555	28,611	(1,944)	(6.4)
Data processing	7,933	8,152	219	2.8	23,175	25,019	1,844	8.0
Intangible asset amortization	3,427	2,243	(1,184)	(34.5)	10,284	6,729	(3,555)	(34.6)
Foreclosed asset expense (income)	(183)	37	220	nm	(15,332)	55	15,387	nm
(Reversal of) provision for losses on off-balance sheet commitments	—	4,000	4,000	nm	(7,000)	5,000	12,000	nm
Other	27,030	27,247	217	0.8	86,718	90,998	4,280	4.9

Total noninterest expense	$417,021	$408,420	$(8,601)	(2.1)%	$1,244,595	$1,242,376	$(2,219)	(0.2)%

nm = not meaningful

Income Tax Expense

        Our effective tax rate on continuing operations in the third quarter of 2007 was 36.9 percent compared to 33.6 percent for the third quarter of 2006.

        The higher effective tax rate was primarily due to an adjustment of $11.6 million to income tax expense for 2006 to recognize the difference between the estimate of California state tax expense for last year and the taxes reported in our 2006 tax return, which was filed on the worldwide unitary basis. The State of California requires us to file franchise tax returns as a member of either a worldwide or a water's edge unitary group that includes our majority stockholder, The Bank of Tokyo-Mitsubishi-UFJ, Ltd. (BTMU) and other affiliates of Mitsubishi-UFJ Financial Group, Inc. (MUFG). Changes between MUFG's estimated and actual income for the fiscal year ended March 31, 2007, as reported in their Form 20-F filed with the SEC on September 21, 2007, affected our California state taxes for 2006 and 2007. During the third quarter 2007, we increased our accrual of California state tax expense for 2007 by approximately $3.9 million, primarily as a result of the increased income reported by MUFG for its most recent reporting period, as well as MUFG's estimated income for its fiscal year ending March 31, 2008. Partially offsetting the two items summarized above was a $7.6 million state tax benefit recognized in the third quarter of 2007 as a result of the settlement of an audit of our tax returns for the tax year 2002.

        Our effective tax rate on continuing operations in the first nine months of 2007 increased to 34.0 percent from 33.8 percent for the first nine months of 2006. The slight increase was due to the $7.9 million net tax increase in the third quarter 2007 identified above, partially offset by a $4.6 million net tax decrease in the second quarter of 2007 (consisting of the recognition of $8.4 million of tax benefits resulting from the expiration of the statute of limitations on uncertain tax positions, partially offset by $3.8 million in additional taxes due to the non-deductibility of the reserve for pending regulatory actions).

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" in our 2006 Form 10-K.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) September 30, 2007 from:
				September 30, 2006		December 31, 2006
(Dollars in thousands)	September 30, 2006	December 31, 2006	September 30, 2007
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$12,513,749	$12,944,771	$13,837,388	$1,323,639	10.6%	$892,617	6.9%
Construction	2,074,320	2,175,545	2,411,434	337,114	16.3	235,889	10.8
Mortgage:
Residential	12,101,517	12,343,792	13,451,633	1,350,116	11.2	1,107,841	9.0
Commercial	5,760,046	6,028,242	6,529,125	769,079	13.4	500,883	8.3

Total mortgage	17,861,563	18,372,034	19,980,758	2,119,195	11.9	1,608,724	8.8
Consumer:
Installment	1,078,671	1,137,401	1,258,485	179,814	16.7	121,084	10.6
Revolving lines of credit	1,428,317	1,401,173	1,328,747	(99,570)	(7.0)	(72,426)	(5.2)

Total consumer	2,506,988	2,538,574	2,587,232	80,244	3.2	48,658	1.9
Lease financing	573,516	581,203	634,524	61,008	10.6	53,321	9.2

Total loans held to maturity	35,530,136	36,612,127	39,451,336	3,921,200	11.0	2,839,209	7.8
Total loans held for sale	143,333	59,596	294,005	150,672	nm	234,409	nm

Total loans	$35,673,469	$36,671,723	$39,745,341	$4,071,872	11.4%	$3,073,618	8.4%

nm = not meaningful

  Commercial, Financial and Industrial Loans

        The commercial, financial and industrial loan portfolio continues to represent the largest category in our loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses, with no industry concentration exceeding 10 percent of total loans. Although many of our customers are located in California, the portfolio has a high degree of geographic diversification based upon our customers' revenue bases, which we believe lowers our vulnerability to changes in the economic outlook of any particular region of the U.S.

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

        The commercial, financial and industrial loan portfolio increased from September 30, 2006 to September 30, 2007 due to increased loan demand primarily in the oil and gas, national corporate and California middle market segments.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are made primarily to commercial property developers and to residential builders.

        The construction loan portfolio increase from September 30, 2006 to September 30, 2007 was primarily due to increased demand for income property projects with office and apartment financing representing the largest components.

        The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The increase in commercial mortgages from September 30, 2006 to September 30, 2007 was mainly due to increased demand in the California middle market for real estate related financing.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At September 30, 2007, 68 percent of our residential mortgage loans were interest only, of which none are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not offer subprime loan products. However, we do have several loan products that allow a customer to move more quickly through the loan origination process by reducing or eliminating the need to verify the income or assets of the customer. We refer to these loans as "no doc" or "low doc" loans. "No doc" loans are only available for owner-occupied properties and eliminate the verification of both income and assets, while "low doc" loans require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at September 30, 2007 were lower than fully documented loans. At September 30, 2007, the total amount of "no doc" and "low doc" loans past due 30 days or more was $13.2 million compared to $5.7 million at December 31, 2006. The total amount of residential mortgages delinquent 30 days or more was $32.8 million at September 30, 2007 compared to $27.9 million at December 31, 2006.

        We hold most of the loans we originate, selling only our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) loans.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The increase in consumer loans from September 30, 2006 was primarily in our "Flex Equity Line/Loan" product. The "Flex Equity Line/Loan" allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert their "Flex Equity Lines/Loans" to fixed rate loans, these new loans are classified as installment loans. In addition, we offer a "Flex Equity High LTV" product, which allows our customers to draw up to 100 percent of the value of their real estate or $150 thousand, whichever is less. At September 30, 2007, the total amount of "Flex Equity High LTV" loans was $5.4 million with $0.1 million delinquent 30 days or more. Our total home equity loans and lines delinquent 30 days or more were $5.9 million at September 30, 2007 compared to $4.6 million at December 31, 2006.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. Included in our lease portfolio at September 30, 2007 are leveraged leases of $551 million, which are net of non-recourse debt of approximately $1.0 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

        On January 1, 2007, we adopted FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." See Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the adoption of this FSP.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30, 2007 for one country where such outstandings exceeded 1 percent of total assets. For the periods ended September 30, 2006 and December 31, 2006 there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
September 30, 2007
Canada	$8	$—	$1,039	$1,047

Provision for Credit Losses

        We recorded a provision for loan losses of $16 million in the third quarter of 2007, compared with no provision for loan losses in the third quarter of 2006. There was a $4 million provision for losses related to the allowance for losses on off-balance sheet commitments in the third quarter of 2007 compared to no provision in the third quarter of 2006. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

Allowances for Credit Losses

  Allowance Policy and Methodology

        We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Form 10-K.

  Comparison of the Total Allowances and Related Provision for Credit Losses from December 31, 2006

        At September 30, 2007, our total allowances for credit losses were $437 million, which consisted of $351 million related to loans and $86 million related to off-balance sheet commitments. The allowances for credit losses were comprised of $375 million and $62 million of allocated and unallocated allowance, respectively. At September 30, 2007, our allowances for credit loss coverage ratios were 1.10 percent of total loans and 853 percent of total nonaccrual loans. At December 31, 2006, our total allowances for credit losses were $412 million, or 1.12 percent of the total loan portfolio and 987 percent of total nonaccrual loans.

        In addition, the allowances include the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At September 30, 2007, our total impaired loans were $51 million and the associated impairment allowance was $11 million compared to total impaired loans of $27 million and an associated impairment allowance of $3 million on December 31, 2006.

        At September 30, 2007 and December 31, 2006, the allowance for losses related to off-balance sheet commitments included within our discussion of the total allowances for credit losses, was $86 million and $81 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

        We recorded a provision for credit losses of $20 million in the third quarter of 2007, as a result of management's assessment of factors, including the credit quality of our credit portfolio, impact of slower growth in the U.S. economy (including a continued slow down in the housing market and the potential adverse impact of higher fuel prices on the economy), growth of and changes in the composition of our credit portfolio and the amount of net charge offs and changes in loss factors.

        During the third quarter of 2007, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of our allowances for credit losses.

  Changes in the Allocated (Formula and Specific) Allowance

        At September 30, 2007, the formula allowance increased to $364 million from $347 million at December 31, 2006. The net increase included an increase in criticized credits and growth in our loan portfolio, offset by declines in certain loss factors. At September 30, 2007, the specific allowance was $11 million compared to $6 million at December 31, 2006.

  Changes in the Unallocated Allowance

        At September 30, 2007, the unallocated allowance increased to $62 million from $59 million at December 31, 2006, reflecting management's belief that maintaining the unallocated allowance near our December 31, 2006 assessment is appropriate based on continuing uncertainty associated with our principal portfolio segments, as we believe we have passed the turning point in credit quality trends. Additionally, the primary reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of September 30, 2007, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

  •
  With respect to commercial real estate, we considered the substantial weakness in the residential construction market, partly offset by continued strength in the commercial real estate construction sector, which could be in the range of $10 million to $28 million.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores like Costco, Wal-Mart, Home Depot, Lowe's and other companies that generate 15 percent or more of their revenues from one customer, we considered the potential negative impact competitive market pricing would have on their profit margins and lower than expected same store sales, which could be in the range of $7 million to $12 million.

  •
  With respect to fuel prices, we considered the ability of borrowers to absorb higher fuel prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy, which could be in the range of $3 million to $12 million.

  •
  With respect to contractors, we considered the slump in the residential housing market, partly offset by continued strength in commercial real estate construction, which could be in the range of $5 million to $7 million.

  •
  With respect to building material suppliers, we considered the slump in the housing industry, including weakening home sales, and the effects on suppliers, which could be in the range of $2 million to $5 million.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, which could be in the range of $2 million to $4 million.

        Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Balance, beginning of period	$328,338	$335,952	$7,614	2.3%	$351,532	$331,077	$(20,455)	(5.8)%
Loans charged off:
Commercial, financial and industrial	4,105	2,719	(1,386)	(33.8)	33,274	8,559	(24,715)	(74.3)
Mortgage	—	86	86	nm	336	91	(245)	(72.9)
Consumer	929	1,696	767	82.6	2,723	4,416	1,693	62.2
Lease financing	—	—	—	—	22	—	(22)	(100.0)

Total loans charged off	5,034	4,501	(533)	(10.6)	36,355	13,066	(23,289)	(64.1)

Recoveries of loans previously charged off:
Commercial, financial and industrial	3,179	2,098	(1,081)	(34.0)	14,025	5,550	(8,475)	(60.4)
Mortgage	—	336	336	nm	2	336	334	nm
Consumer	456	245	(211)	(46.3)	1,332	756	(576)	(43.2)
Lease financing	20	2	(18)	(90.0)	4,258	89	(4,169)	(97.9)

Total recoveries of loans previously charged off	3,655	2,681	(974)	(26.6)	19,617	6,731	(12,886)	(65.7)

Net loans charged off	1,379	1,820	441	32.0	16,738	6,335	(10,403)	(62.2)
(Reversal of) provision for loan losses	—	16,000	16,000	nm	(8,000)	25,000	33,000	nm
Foreign translation adjustment and other net additions	(4)	359	363	nm	161	749	588	nm

Ending balance of allowance for loan losses	$326,955	$350,491	$23,536	7.2%	$326,955	$350,491	$23,536	7.2%
Allowance for losses on off-balance sheet commitments	79,374	86,374	7,000	8.8	79,374	86,374	7,000	8.8

Allowances for credit losses	$406,329	$436,865	$30,536	7.5%	$406,329	$436,865	$30,536	7.5%

Allowance for loan losses to total loans	0.92%	0.88%			0.92%	0.88%
Allowances for credit losses to total loans(1)	1.14	1.10			1.14	1.10
(Reversal of) provision for loan losses to net loans charged off	nm	879.12			nm	394.63
Net loans charged off to average loans outstanding for the period(2)	0.02	0.02			0.06	0.02

(1)
The allowances for credit losses to total loans ratio includes the allowance for loan losses and losses on off-balance sheet commitments.

(2)
Annualized.

nm = not meaningful

        Total loans charged off in the third quarter of 2007 decreased from the third quarter of 2006. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provision for credit losses. In addition, third quarter 2007 recoveries of loans previously charged off decreased from the third quarter of 2006 primarily as result of the higher levels of loans charged off in periods prior to September 30, 2006. Such fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

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

        Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) September 30, 2007 from:
				September 30, 2006		December 31, 2006
(Dollars in thousands)	September 30, 2006	December 31, 2006	September 30, 2007
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$14,171	$7,552	$36,979	$22,808	nm	$29,427	nm
Commercial mortgage	18,538	19,187	14,265	(4,273)	(23.0)%	(4,922)	(25.7)%
Lease financing	15,094	15,047	—	(15,094)	(100.0)	(15,047)	(100.0)

Total nonaccrual loans	47,803	41,786	51,244	3,441	7.2	9,458	22.6
Foreclosed assets	—	579	1,318	1,318	nm	739	nm

Total nonperforming assets	$47,803	$42,365	$52,562	$4,759	10.0%	$10,197	24.1%

Allowance for loan losses	$326,955	$331,077	$350,491	$23,536	7.2%	$19,414	5.9%

Allowances for credit losses(1)	$406,329	$412,451	$436,865	$30,536	7.5%	$24,414	5.9%

Nonaccrual loans to total loans	0.13%	0.11%	0.13%
Allowance for loan losses to nonaccrual loans	683.96	792.32	683.96
Allowances for credit losses to nonaccrual loans	850.01	987.06	852.52
Nonperforming assets to total loans and foreclosed assets	0.13	0.12	0.13
Nonperforming assets to total assets	0.09	0.08	0.10

(1)
Includes allowance for losses related to off-balance sheet commitments.

nm = not meaningful

        The increase in commercial, financial and industrial nonperforming loans was primarily due to the addition of two nonperforming loans, which included an energy company (for $12 million) and a medical equipment rental company (for $11 million). We had no sales of nonperforming loans during the third quarters of 2006 and 2007. Losses and recoveries that result when the sale decision is made are reflected in our net charge offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) September 30, 2007 from:
				September 30, 2006		December 31, 2006
(Dollars in thousands)	September 30, 2006	December 31, 2006	September 30, 2007
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$563	$3,085	$3,076	$2,513	nm	$(9)	(0.3)%
Construction	—	—	3,052	3,052	nm	3,052	—
Mortgage:
Residential	2,259	2,359	10,975	8,716	nm	8,616	nm
Commercial	—	2,155	—	—	—	(2,155)	(100.0)

Total mortgage	2,259	4,514	10,975	8,716	nm	6,461	nm
Consumer and other	1,342	1,706	819	(523)	(39.0)%	(887)	(52.0)%

Total loans 90 days or more past due and still accruing	$4,164	$9,305	$17,922	$13,758	nm	$8,617	92.6%

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

        The Board of Directors, through its Finance and Capital Committee, approves our Asset Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market risk and guides our investment and derivatives activities. The ALM Policy establishes the Bank's risk tolerance guidelines by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes guidelines for reporting market risk and requires independent review and oversight of market risk activities.

        In an effort to ensure that the Bank has an effective process to identify, measure, monitor and manage market risk, the ALM Policy requires the Bank to establish an Asset Liability Management Committee (ALCO), which is comprised of the members of the CEO Forum and the Treasurer. ALCO provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return stance for the Bank and by approving the investment, derivatives and trading policies that govern the Bank's activities. ALCO is also responsible for ongoing management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities and wholesale funding.

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

        We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below. For additional information about our market risk management, please see "Quantitative and Qualitative Disclosures about Market Risk" in

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Form 10-K.

  Interest Rate Risk Management (Other Than Trading)

        During the first nine months of 2007, our interest rate risk profile remained neutral to slightly liability-sensitive primarily as a result of trends in our unhedged, core balance sheet including wholesale funding replacing declining noninterest bearing deposit balances. In February and April 2007, we added $500 million and $900 million, respectively, of new floor hedges to maintain our downside neutral to liability sensitivity (see our discussion of "ALM Derivatives" below).

        At September 30, 2007, Economic Net Interest Income (NII) sensitivity was neutral to slightly liability-sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.13 percent, while a similar downward shift would increase it by 0.74 percent. At September 30, 2006, a +200 basis point parallel shift would reduce the 12-month Economic NII by 1.02 percent, while a -200 basis point shift would increase it by 0.18 percent. We caution that ongoing enhancements or changes in assumptions to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability-sensitive, meaning that reported NII is more asset-sensitive or less liability-sensitive than Economic NII.

Economic NII

(Dollars in millions)	September 30, 2006	December 31, 2006	September 30, 2007
+200 basis points	$(19.6)	$(7.0)	$(2.6)
as a percentage of base case NII	(1.02)%	(0.37)%	(0.13)%
-200 basis points	$3.4	$20.5	$14.7
as a percentage of base case NII	0.18%	1.09%	0.74%

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

  ALM Activities

        During the first nine months of 2007, our unhedged, core balance sheet became less asset-sensitive compared to the first nine months of 2006. The change in the risk profile of the core balance sheet resulted primarily from a decline in core deposit balances and increased asset growth funded by proportionally more short-term wholesale liabilities. At September 30, 2007, the core balance sheet continues to be asset-sensitive, meaning that the current mix of assets reprices faster than our current mix of liabilities. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first nine months of 2007, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

  ALM Securities

        At both September 30, 2006 and 2007, our available for sale securities portfolio included $6.6 billion of securities for ALM purposes. At September 30, 2007, approximately $3.7 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first nine months of 2007, we purchased approximately $1.3 billion of securities, while approximately $1.4 billion of securities matured or were called during the same period. The composition of the portfolio is expected to remain relatively stable in 2007. Based on current prepayment projections, the estimated ALM portfolio effective duration was 2.2 at September 30, 2007, compared to 2.0 at September 30, 2006.

        Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price change of approximately minus 2.2 percent for an immediate 1.0 percent increase in interest rates.

  ALM Derivatives

        During the first nine months of 2007, the ALM derivatives portfolio decreased by a net $500 million notional amount, as $1.4 billion of notional amount of LIBOR floor contracts were purchased to maintain the downside neutral to liability sensitivity of our overall risk position, offset by maturities of $1.7 billion notional amount of receive fixed interest rate swaps and $200 million notional amount in LIBOR floors.

        The fair value of the ALM derivative contracts increased during the third quarter of 2007 as the value of our receive fixed interest rate swaps and floor option contracts increased with the Fed easing in September and the expectation of lower future interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q and Note 19 to the Consolidated Financial Statements included in our 2006 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of September 30, 2006, December 31, 2006 and September 30, 2007 and the change in fair value between December 31, 2006 and September 30, 2007.

(Dollars in thousands)	September 30, 2006	December 31, 2006	September 30, 2007	Increase / (Decrease) From December 31, 2006 to September 30, 2007
Total gross notional amount of positions held for purposes other than trading:	$7,200,000	$8,250,000	$7,750,000	$(500,000)
Of which, interest rate swaps pay fixed rates of interest:	$—	$—	$—	$—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$31,956	$44,720	$55,189	$10,469
Gross negative fair value	$46,890	$37,682	$8,643	$(29,039)

Positive (Negative) Fair value of positions, net	$(14,934)	$7,038	$46,546	$39,508

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

        As of September 30, 2007, we had approximately $11.3 billion notional amount of interest rate derivative contracts, which included approximately $5.6 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and entered into approximately $5.7 billion notional amount of offsetting contracts with major dealers, at a credit spread, thus neutralizing substantially all of the related market risk on our customer accommodation transactions.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of September 30, 2007, we had $3.0 billion notional amount of energy derivative contracts with half of these energy derivative contacts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

Liquidity Risk

        Liquidity risk is the undue risk to our earnings and capital, which would result from our inability to meet our obligations as they come due without incurring unacceptable costs. The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO. Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits, asset liquidation, including securities sold under repurchase agreements, and wholesale funding, which includes funds raised from interbank and other sources, both domestic and offshore. The Treasurer is responsible for operating management of liquidity through the funding and investment functions of Corporate Treasury. ALCO also maintains a Liquidity Contingency Plan, the objective of which is to identify actions to be taken to ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $32.6 billion in average core deposits (which consist of demand deposits, money market demand accounts, savings and consumer time deposits under $100,000), combined with average common stockholders' equity, funded 70 percent of average total assets of $53.5 billion in the third quarter of 2007. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper and other borrowings. During the first nine months of 2007, we extended the weighted average maturity of our wholesale borrowing position to enhance our overall liquidity profile.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At September 30, 2007, we could have sold or transferred under repurchase agreements approximately $3.6 billion of our available for sale securities including excess pledged securities available for withdrawal on short notice. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $767.5 million in the third quarter of 2007. Additional liquidity may be provided through loan maturities and sales.

        On March 23, 2007, the Bank issued $750 million of two-year floating rate senior notes under the $4 billion Bank Note Program initiated in 2006. Combined with the $700 million, ten-year, fixed rate subordinated note issuance in 2006, the remaining available funding from the Bank Note Program is $2.6 billion. In the third quarter 2007, the Bank pledged collateral to establish an operational funding capacity with the Federal Home Loan Bank of San Francisco.

        In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of September 30, 2007, $600 million of debt or other securities were available for issuance under this shelf registration. Although we do not have firm commitments in place to sell securities under the Bank Note Program or the shelf registration statement, these sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any single source of liquidity and manages availability in response to changing balance sheet needs.

        Effective May 2007, Moody's upgraded the long-term rating of Union Bank of California, N.A. as shown in the table below. The following table reflects our credit ratings as of September 30, 2007.

		Union Bank of California, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	Aa3	—
	Short-term	P-1	—
Fitch	Long-term	A+	A+
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	September 30, 2006	December 31, 2006	September 30, 2007	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,261,221	$4,333,865	$4,476,759
Tier 2 capital	1,502,587	1,509,338	1,533,891

Total risk-based capital	$5,763,808	$5,843,203	$6,010,650

Risk-weighted assets	$49,079,079	$49,904,203	$53,287,524

Quarterly average assets	$50,324,270	$51,353,681	$53,368,377

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,763,808	11.74%	$5,843,203	11.71%	$6,010,650	11.28%	≥$	4,263,002	8.0%
Tier 1 capital (to risk-weighted assets)	4,261,221	8.68	4,333,865	8.68	4,476,759	8.40		≥ 2,131,501	4.0
Leverage(1)	4,261,221	8.47	4,333,865	8.44	4,476,759	8.39		≥ 2,134,735	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

(Dollars in thousands)	September 30, 2006	December 31, 2006	September 30, 2007	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$4,261,541	$4,179,359	$4,351,532
Tier 2 capital	1,093,876	1,100,287	1,125,260

Total risk-based capital	$5,355,417	$5,279,646	$5,476,792

Risk-weighted assets	$48,472,149	$49,385,397	$52,802,713

Quarterly average assets	$49,674,643	$50,686,185	$52,775,720

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,355,417	11.05%	$5,279,646	10.69%	$5,476,792	10.37%	≥$	4,224,217	8.0%	≥$	5,280,271	10.0%
Tier 1 capital (to risk-weighted assets)	4,261,541	8.79	4,179,359	8.46	4,351,532	8.24		≥ 2,112,109	4.0		≥ 3,168,163	6.0
Leverage(1)	4,261,541	8.58	4,179,359	8.25	4,351,532	8.25		≥ 2,111,029	4.0		≥ 2,638,786	5.0

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

        The decrease in the Tier 1 and Total capital ratios from September 30, 2006 and December 31, 2006 was primarily due to an increase in risk-weighted assets stemming from growth in our loan portfolio and unfunded commitments. The decrease in our Leverage ratios from September 30, 2006 and December 31, 2006 was primarily due to the increase in our quarterly average assets resulting from the growth in our loan portfolio.

        As of September 30, 2007, management believes the capital ratios of Union Bank of California met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

        Our operating segments, reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group, are aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        The tables that follow reflect the condensed income statements, selected average balance sheet items and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. Our reporting reflects a "market view" perspective in measuring the profitability of our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended September 30,		Increase/(decrease)		As of and for the Three Months Ended September 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$240,741	$222,971	$(17,770)	(7)%	$265,925	$241,505	$(24,420)	(9)%
Noninterest income (expense)	127,266	135,448	8,182	6	105,563	113,117	7,554	7

Total revenue	368,007	358,419	(9,588)	(3)	371,488	354,622	(16,866)	(5)
Noninterest expense (income)	241,264	233,630	(7,634)	(3)	169,270	161,921	(7,349)	(4)
Credit expense (income)	6,249	6,361	112	2	23,196	28,232	5,036	22

Income (loss) from continuing operations before income taxes	120,494	118,428	(2,066)	(2)	179,022	164,469	(14,553)	(8)
Income tax expense (benefit)	46,089	45,299	(790)	(2)	59,899	49,894	(10,005)	(17)

Income (loss) from continuing operations	74,405	73,129	(1,276)	(2)	119,123	114,575	(4,548)	(4)
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$74,405	$73,129	$(1,276)	(2)	$119,123	$114,575	$(4,548)	(4)

Average balances—Market View (dollars in millions):
Total loans	$15,810	$17,050	$1,240	8	$20,145	$22,450	$2,305	11
Total assets	16,669	17,874	1,205	7	24,773	27,202	2,429	10
Total deposits	18,886	19,066	180	1	18,337	18,373	36	0
Financial ratios—Market View
Risk adjusted return on capital(1)	45.00%	45.00%			23.00%	20.00%
Return on average assets(1)	1.77	1.62			1.91	1.67
Efficiency ratio(2)	65.56	65.17			45.61	45.66
	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase/(decrease)		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(45,497)	$(35,780)	$9,717	21%	$(2,445)	$(2,251)	$458,724	$426,445	$(32,279)	(7)%
Noninterest income (expense)	459	7,074	6,615	nm	(16,033)	(19,907)	217,255	235,732	18,477	9

Total revenue	(45,038)	(28,706)	16,332	36	(18,478)	(22,158)	675,979	662,177	(13,802)	(2)
Noninterest expense (income)	15,534	25,242	9,708	62	(9,047)	(12,373)	417,021	408,420	(8,601)	(2)
Credit expense (income)	(29,421)	(18,569)	10,852	37	(24)	(24)	—	16,000	16,000	100

Income (loss) from continuing operations before income taxes	(31,151)	(35,379)	(4,228)	(14)	(9,407)	(9,761)	258,958	237,757	(21,201)	(8)
Income tax expense (benefit)	(15,342)	(3,797)	11,545	75	(3,598)	(3,734)	87,048	87,662	614	1

Income (loss) from continuing operations	(15,809)	(31,582)	(15,773)	(100)	(5,809)	(6,027)	171,910	150,095	(21,815)	(13)
Loss from discontinued operations, net of income taxes	(1,204)	(22,636)	(21,432)	nm	—	—	(1,204)	(22,636)	(21,432)	nm

Net income (loss)	$(17,013)	$(54,218)	$(37,205)	nm	$(5,809)	$(6,027)	$170,706	$127,459	$(43,247)	(25)

Average balances—Market View (dollars in millions):
Total loans	$32	$8	$(24)	(75)	$(21)	$(23)	$35,966	$39,485	$3,519	10
Total assets	9,360	8,446	(914)	(10)	(25)	(26)	50,777	53,496	2,719	5
Total deposits	6,082	5,246	(836)	(14)	(2,723)	(619)	40,582	42,066	1,484	4
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.34%	1.11%
Efficiency ratio(2)	na	na			na	na	61.55	60.85

(1)
Annualized.

(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Retail Banking				Wholesale Banking
	As of and for the Nine Months Ended September 30,		Increase/(decrease)		As of and for the Nine Months Ended September 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$708,539	$678,808	$(29,731)	(4)%	$781,241	$725,972	$(55,269)	(7)%
Noninterest income (expense)	393,239	393,718	479	0	310,099	338,026	27,927	9

Total revenue	1,101,778	1,072,526	(29,252)	(3)	1,091,340	1,063,998	(27,342)	(3)
Noninterest expense (income)	723,247	717,986	(5,261)	(1)	502,495	489,411	(13,084)	(3)
Credit expense (income)	19,221	18,896	(325)	(2)	71,549	80,165	8,616	12

Income (loss) from continuing operations before income taxes	359,310	335,644	(23,666)	(7)	517,296	494,422	(22,874)	(4)
Income tax expense (benefit)	137,436	128,384	(9,052)	(7)	174,735	151,455	(23,280)	(13)

Income (loss) from continuing operations	221,874	207,260	(14,614)	(7)	342,561	342,967	406	0
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$221,874	$207,260	$(14,614)	(7)	$342,561	$342,967	$406	0

Average balances—Market View (dollars in millions):
Total loans	$15,559	$16,590	$1,031	7	$19,530	$22,343	$2,813	14
Total assets	16,428	17,422	994	6	24,208	27,210	3,002	12
Total deposits	19,022	18,911	(111)	(1)	18,301	18,481	180	1
Financial ratios—Market View
Risk adjusted return on capital(1)	46.00%	42.00%			22.00%	20.00%
Return on average assets(1)	1.81	1.59			1.89	1.69
Efficiency ratio(2)	65.64	66.94			47.45	46.00
	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase/(decrease)		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		Increase/(decrease)
	2006	2007	Amount	Percent	2006	2007	2006	2007	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(91,039)	$(114,389)	$(23,350)	(26)%	$(7,282)	$(6,561)	$1,391,459	$1,283,830	$(107,629)	(8)%
Noninterest income (expense)	5,929	14,812	8,883	150	(54,874)	(58,421)	654,393	688,135	33,742	5

Total revenue	(85,110)	(99,577)	(14,467)	(17)	(62,156)	(64,982)	2,045,852	1,971,965	(73,887)	(4)
Noninterest expense (income)	51,836	71,087	19,251	37	(32,983)	(36,108)	1,244,595	1,242,376	(2,219)	0
Credit expense (income)	(98,701)	(73,982)	24,719	25	(69)	(79)	(8,000)	25,000	33,000	nm

Income (loss) from continuing operations before income taxes	(38,245)	(96,682)	(58,437)	nm	(29,104)	(28,795)	809,257	704,589	(104,668)	(13)
Income tax expense (benefit)	(27,784)	(29,296)	(1,512)	(5)	(11,132)	(11,014)	273,255	239,529	(33,726)	(12)

Income (loss) from continuing operations	(10,461)	(67,386)	(56,925)	nm	(17,972)	(17,781)	536,002	465,060	(70,942)	(13)
Loss from discontinued operations, net of income taxes	(9,440)	(22,636)	(13,196)	(140)	—	—	(9,440)	(22,636)	(13,196)	(140)

Net income (loss)	$(19,901)	$(90,022)	$(70,121)	nm	$(17,972)	$(17,781)	$526,562	$442,424	$(84,138)	(16)

Average balances—Market View (dollars in millions):
Total loans	$31	$22	$(9)	(29)	$(19)	$(24)	$35,101	$38,931	$3,830	11
Total assets	8,814	8,593	(221)	(3)	(23)	(28)	49,427	53,197	3,770	8
Total deposits	2,976	5,357	2,381	80	(582)	(669)	39,717	42,080	2,363	6
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.45%	1.17%
Efficiency ratio(2)	na	na			na	na	61.79	62.53

(1)
Annualized.

(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal of) provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

  Retail Banking

        Retail Banking provides financial products including credit, deposit, trust, investment management and risk management delivered through our branches, relationship managers, private bankers and trust administrators, to individuals, small businesses and institutional clients. Retail Banking is focused on executing a segment based strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to retain customers and attract new customers in these identified target markets. While the primary focus of Retail Banking's segment based strategy is deposit growth, an additional focus continues to be consumer and small business loan generation.

        During the nine months ended September 30, 2007, Retail Banking net income decreased 7 percent from the same period in 2006, primarily due to lower net interest income. Net interest income declined 4 percent as a result of lower noninterest bearing deposits and higher interest expense.

        Average total deposits were essentially flat during the nine months ended September 30, 2007, compared to the same period in 2006. Retail Banking's customer segmentation strategy continues to focus on retaining and attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products.

        Noninterest income increased slightly for the nine months ended September 30, 2007 compared to the same period in 2006.

        Noninterest expense decreased 1 percent for the nine months ended September 30, 2007 compared to the prior year primarily from lower non-personnel related operating expenses.

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

        Through alliances with other financial institutions, Consumer Asset Management offers additional products and services, such as credit cards and merchant bankcards.

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

  —
  HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank of California, N.A. with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to broaden its client base and to increase the assets of the HighMark Funds.

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

        During the nine months ended September 30, 2007, Wholesale Banking net income increased slightly from the same period in 2006, due to higher tax credits associated with the financing of low income housing projects, partly offset by lower total revenue.

        For the nine months ended September 30, 2007, net interest income decreased 7 percent compared to the same period in 2006. The decrease in net interest income was partly due to an increase in the title and escrow loan portfolio, which is highly rate-advantaged compared to other commercial loans.

        Noninterest income was 9 percent higher for the nine months ended September 30, 2007 compared to the prior year primarily due to higher net gains on private capital investments.

        Noninterest expense for the nine months ended September 30, 2007 decreased 3 percent from prior year primarily as a result of lower deposit balances of title and escrow customers along with their increased usage of title and escrow loans, which when combined resulted in lower vendor billing expense incurred on behalf of these customers. Offsetting this decrease in noninterest expense were foreclosed asset recoveries in the nine months ended September 30, 2006, which did not occur in the same period in 2007.

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

  •
  the Commercial Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies and specialized industries. This division also manages Union Bank of California's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

  •
  the Capital Markets Division, which provides financing to middle-market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services;

  •
  the Global Markets Division, which serves our customers' insurance, foreign exchange, interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California and a registered broker-dealer;

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

        The main strategy of our Wholesale Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer's primary banks. Consistent with this strategy, Wholesale Banking business units attempt to serve a large part of the targeted customers' credit and depository needs. The Wholesale Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service and our reputation as a "business bank." We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

  Other

        Net loss for "Other" increased by $70.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. Net interest expense was $23.4 million higher primarily due to the impact of higher market rates on transfer pricing results. Credit expense on expected loan and lease losses increased by $24.7 million due to higher loan loss provisions taken at the Corporate level. Noninterest expense was $19.3 million higher, primarily due to higher compliance related expenses. The loss from discontinued operations increased $13.2 million mainly due to a $21.6 million payment to the DOJ. For additional information, refer to "Regulatory Matters" in this Form 10-Q.

        "Other" includes the following items:

  •
  the funds transfer pricing results for the entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories and credit for equity under RAROC;

  •
  Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. (For additional information regarding these risk management activities, refer to "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q);

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

        The financial results for the nine months ended September 30, 2007 were impacted by the following factors:

  •
  net interest income (expense) of ($114.4) million is the result of differences between the net interest income earned by UnionBanCal and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest expense increased by $23.4 million compared to 2006 primarily due to the impact of higher market rates on transfer pricing results;

  •
  credit expense (income) of ($74.0) million was due to the difference between the $25.0 million provision for loan losses calculated under our US GAAP methodology and the $99.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $14.8 million;

  •
  noninterest expense of $71.1 million, which includes the residual costs of support groups and corporate activities not directly related to either of the two business segments, and includes $10.0 million for the civil money penalty imposed by the OCC and FinCEN;

  •
  income tax expense (income) of ($29.3) million, was primarily due to the calculated tax on reported pretax loss and the difference between the 34.0 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments using the RAROC effective rate of 38.25 percent; and

  •
  loss from discontinued operations of $22.6 million, which consists of a $21.6 million payment to the DOJ and the related legal and other outside services costs of $1.7 million, offset by a $0.7 million tax benefit.

        The financial results for the nine months ended September 30, 2006 were impacted by the following factors:

  •
  net interest income (expense) of ($91.0) million;

  •
  credit expense (income) of ($98.7) million was due to the difference between the $8.0 million reversal of provision for loan losses calculated under our US GAAP methodology and the $90.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $5.9 million;

  •
  noninterest expense of $51.8 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

  •
  income tax expense (income) of ($27.8) million was due to the calculated tax on reported pretax income and the difference between the 33.8 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments using the RAROC effective rate of 38.25 percent; and

  •
  loss from discontinued operations, net of taxes, of $9.4 million.

Regulatory Matters

        In recent years, a number of banks and bank holding companies have been subject to regulatory actions, including cease and desist orders, formal written agreements and the assessment of significant civil money penalties, and criminal sanctions, including the imposition of significant fines, as a result of failures to comply with the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML).

        In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International's BSA/AML controls and processes. With the liquidation of Union Bank of California International in March 2007, the written agreement is no longer effective. In March 2005, Union Bank of California entered into a memorandum of understanding with the Office of the Comptroller of the Currency (OCC), which requires Union Bank of California to strengthen its BSA/AML controls and processes.

        Management is committed to resolving these issues raised by the regulators and continues to take actions it believes to be appropriate to achieve this objective. We have committed significant resources to strengthen our BSA/AML controls and processes. Among other actions to enhance our controls and procedures, we engaged independent consultants to provide a comprehensive review of our suspicious activity monitoring and reporting, acquired new and upgraded our existing compliance systems, added numerous well qualified staff, enhanced training, and put in place an enhanced internal audit program.

        Notwithstanding these efforts, on September 14, 2007, Union Bank of California entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the OCC. The Order supersedes the March 2005 memorandum of understanding described above. The Order imposes a civil money penalty of $10 million and requires Union Bank of California to take actions to improve Bank Secrecy Act compliance. On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money

Penalty (the Assessment) in the amount of $10 million. The Assessment provides that the $10 million penalty is deemed to be satisfied by Union Bank of California's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, Union Bank of California entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ has agreed to defer prosecution for past violations of BSA/AML that occurred in Union Bank of California's now discontinued international banking business, and to dismiss prosecution completely if Union Bank of California meets the conditions of the Order for one year. In the DPA, Union Bank of California also agreed to make a payment of $21.6 million to the DOJ. We are committed to making all improvements necessary to strengthen Union Bank of California's Bank Secrecy Act compliance program and to achieve compliance with the Order and the DPA.

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

        Until resolved, these pending regulatory matters, including the Order and the DPA, or any future regulatory or other government actions concerning BSA/AML controls and processes, may adversely affect UnionBanCal Corporation's and Union Bank of California's ability to obtain regulatory approvals for future initiatives, including acquisitions. Also, any future actions relating to noncompliance or repeat violations of BSA/AML laws, regulations or orders, including any failure to comply with the requirements of the Order or the DPA, could result in the assessment of additional civil money penalties or the imposition of additional fines, which could be substantial.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.    Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For a discussion of the action filed against us by DataTreasury Corporation, refer to Item 3 of Part I of our 2006 Form 10-K.

        For information relating to the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in this Form 10-Q.

        We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our consolidated financial condition, operating results or liquidity.

Item 1A.    Risk Factors

        We are subject to numerous risks and uncertainties, including but not limited to those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in Item 2 of Part I of this Form 10-Q and the following information:

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

  Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

        Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact and has impacted our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. This impact could result in a decrease in our interest income relative to interest expense.

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

  Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

        Deposits of Union Bank of California, N.A. are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system is expected to result in annual assessments on deposits of Union Bank of California of 5 to 7 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions is expected to offset the assessment for 2007. Once the credit is exceeded, which we presently expect to occur in the first half of 2008, the deposit insurance assessments Union Bank of California pays will increase our costs. Any future increases in the deposit insurance assessments Union Bank of California pays would further increase our costs.

  The continuing war on terrorism and overseas military conflicts could adversely affect U.S. and global economic conditions

        Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities may result in a disruption of U.S. and global economic and financial conditions and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets.

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

  The effects of, changes in or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our stock or other securities. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi UFJ's controlling ownership of us, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

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

        Refer to "Supervision and Regulation" in our 2006 Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Regulatory Matters" in this Form 10-Q for discussion of other laws and regulations that may affect our business, and certain pending or threatened regulatory or other governmental matters, including those relating to the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). Such matters include a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) entered into by Union Bank of California with the OCC, an Assessment of Civil Money Penalty by the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN), and a Deferred Prosecution Agreement entered into by Union Bank of California with the Department of Justice with respect to BSA/AML matters.

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

  Company Factors

  Adverse California economic conditions could adversely affect our business

        A substantial majority of our assets, deposits and fee income are generated in California, and a substantial majority of our residential real estate loans are in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time and from time to time, including the softening in the California real estate market and housing industry and natural disasters. If economic conditions in California decline, our level of problem assets could increase and our prospects for growth could be impaired.

  Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, which in turn could negatively impact our title and escrow deposit levels. Additionally, a downturn in the residential real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Although we do not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing correction in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

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

        We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowance because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers' ability to repay their loans, resulting in our increasing the allowance. Increased fuel and energy costs could also adversely impact some borrowers' ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in the allowance would result in a charge to earnings.

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

        The Bank of Tokyo-Mitsubishi UFJ's ability to prevent an unsolicited bid for us or any other change in control could also have an adverse effect on the market price for our common stock. A majority of our directors are independent of The Bank of Tokyo-Mitsubishi UFJ and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including The Bank of Tokyo-Mitsubishi UFJ. However, because of The Bank of Tokyo-Mitsubishi UFJ's control over the election of our directors, we could designate ourselves as a "controlled company" under the New York Stock Exchange rules and could change the composition of our Board of Directors so that the Board would not have a majority of independent directors. We have not done so.

  Possible future sales of our shares by The Bank of Tokyo-Mitsubishi UFJ could adversely affect the market for our stock

        The Bank of Tokyo-Mitsubishi UFJ may sell shares of our common stock. By virtue of The Bank of Tokyo-Mitsubishi UFJ's current control of us, The Bank of Tokyo-Mitsubishi UFJ could sell large amounts of shares of our common stock by causing us to file a registration statement that would allow it to sell shares more easily. In addition, The Bank of Tokyo-Mitsubishi UFJ could sell shares of our common stock without registration under certain circumstances, such as in a private transaction. Although we can make no prediction as to the effect, if any, that such sales would have on the market price of our common stock, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If The Bank of Tokyo-Mitsubishi UFJ sells or transfers shares of our common stock as a block, another person or entity could become our controlling stockholder.

  The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's financial or regulatory condition could adversely affect our operations

        We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings may affect our credit ratings.

        The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S.

regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. For additional information, see "MD&A—Regulatory Matters."

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

        Also, as part of The Bank of Tokyo-Mitsubishi UFJ's risk management processes, The Bank of Tokyo-Mitsubishi UFJ manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of The Bank of Tokyo-Mitsubishi UFJ. We may wish to extend credit or furnish other banking services to the same customers as The Bank of Tokyo-Mitsubishi UFJ. Our ability to do so may be limited for various reasons, including The Bank of Tokyo-Mitsubishi UFJ's aggregate exposure and marketing policies.

        Certain directors' and officers' ownership interests in Mitsubishi UFJ Financial Group's common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi UFJ could create or appear to create potential conflicts of interest, especially since both of us compete in U.S. banking markets.

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

  Our ability to make acquisitions is subject to regulatory constraints and risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

        Our ability to obtain regulatory approval of acquisitions is severely constrained while the OCC's Order, described in "MD&A—Regulatory Matters" in this Form 10-Q, is in effect. As soon as we have successfully addressed the OCC's regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business.

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

        Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition, divestitures required by regulatory authorities, the disruption of our business, the potential loss of key employees and unexpected contingent liabilities arising from any business we might acquire. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition we might make.

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

  Significant legal proceedings could subject us to substantial uninsured liabilities

        We are from time to time subject to claims and proceedings related to our present or previous operations. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

  Changes in our tax rates could affect our future results

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes Mitsubishi UFJ Financial Group and either all worldwide affiliates or only U.S. affiliates. Our future effective tax rates could be favorably or unfavorably affected by increases or decreases in Mitsubishi UFJ Financial Group's taxable profits, which in turn are affected by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses or other matters. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws or their interpretation, by the outcomes of examinations of our income tax returns by the Internal Revenue Service and other tax authorities and with respect to our California state tax liability, by adjustments that may be necessary from time to time to recognize differences in estimated California state tax expense based on MUFG's estimated worldwide income and its actual results.

  We are subject to operational risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in "MD&A—Business Segments." Operational risk includes reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of, changes in or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

        We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Failures in our internal control or operational systems could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

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

  Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank of California, or The Bank of Tokyo- Mitsubishi UFJ or Mitsubishi UFJ Financial Group. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

  Our framework for managing risks may not be effective in mitigating risk and loss to our company

        Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk and private equity risk, among others. Our framework to manage risk, including the framework's underlying assumptions, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

  Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

        Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Repurchases of Equity Securities

        The following table presents repurchases by us of our equity securities during the third quarter 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs
July 2007
(July 2-23, 2007)	325	$58.49	—	$562,216,171(2)
August 2007
(August 1-30, 2007)	1,860	$58.03	—	$562,108,242
September 2007
(September 4-17, 2007)	778	$58.72	—	$562,062,555(3)

Total	2,963	$58.26	—

(1)
All common stock repurchased during July, August and September 2007 were from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)
On July 25, 2007, UnionBanCal Corporation announced the Board of Directors' authorization of an additional $500 million repurchase of the Company's common stock.

(3)
In the third quarter of 2007, UnionBanCal Corporation used $0.2 million from the $500 million repurchase program announced on April 26, 2006.

Item 6.    Exhibits

No.	Description
10.1	Amendment to 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.2	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: November 7, 2007	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2007	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2007	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Amendment to 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
10.2	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.

QuickLinks

UnionBanCal Corporation and Subsidiaries TABLE OF CONTENTS
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION UnionBanCal Corporation and Subsidiaries Condensed Consolidated Financial Highlights (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Financial Highlights (Continued) (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Balance Sheets
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
UnionBanCal Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX