Form 10-K
period 2007-12-31
UNIONBANCAL CORP
filed 2008-02-28
CIK 1011659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        As of June 30, 2007, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,871,388,273. The aggregate market value was computed by reference to the last sales price of such stock.

        As of January 31, 2008, the number of shares outstanding of the registrant's Common Stock was 137,870,612.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K
Portions of the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders	Part III

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.

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

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

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

  •
  Our assessment of economic and credit cycles

  •
  Net interest income

  •
  The impact of changes in interest rates, including with respect to our net interest margin

  •
  Loan growth rates, including growth in our residential mortgage loan portfolio

  •
  Fluctuations in our loan recoveries

  •
  Deposit pricing pressures and our deposit base, including trends in customers transferring funds from noninterest bearing deposits to interest bearing deposits or other investment alternatives

  •
  Our relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers

  •
  Our ability and intent to hold various securities

  •
  The formation of financial subsidiaries

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon and Washington

  •
  The composition and market sensitivity of our securities portfolios, our trading and hedging strategies and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group's taxable profits on our California State tax obligations

  •
  Critical accounting policies and estimates and the impact of recent accounting pronouncements

  •
  Our insurance coverage

  •
  Expected rates of return and projected results

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

  •
  Our strategies and expectations regarding capital levels, including with respect to BASEL II capital requirements

  •
  The impact of strategic investments or other acquisitions on our business and benefits of marketing alliances

        There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        As used in this Form 10-K, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

General

        We are a California-based, commercial bank holding company whose major subsidiary, Union Bank of California, N.A., is a commercial bank. Union Bank of California provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, as well as nationally and internationally. At December 31, 2007, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of our outstanding common stock.

Banking Lines of Business

        Our operations are divided into two primary segments, which are described more fully in "Business Segments" of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 26 to our Consolidated Financial Statements included in this Annual Report.

        Retail Banking.    Retail Banking offers our customers a broad spectrum of financial products under one convenient umbrella. With a diverse line of checking and savings, investment, loan and fee-based banking products, individual and business clients can have their specific needs met. These products are offered in 330 full-service branches, primarily in California. In addition, Retail Banking offers international and settlement services, e-banking through our website, check cashing services at our Cash & Save® locations and loan and investment products tailored to our high net worth individual customers through our offices of The Private Bank. Institutional customers are offered corporate trust, securities lending and custody (global and domestic) services.

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

Employees

        At January 31, 2008, we had 9,811 full-time equivalent employees.

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

        Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. We are not a financial holding company. A bank holding company may elect to become a financial holding company if all of its subsidiary depository institutions are well-capitalized and well-managed. Under current Federal Reserve Board interpretations, a foreign bank holding company, which controls a subsidiary U.S. bank holding company, such as Mitsubishi UFJ Financial Group, must make the election. In addition, the foreign bank holding company (if it is a bank itself) must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the Federal Reserve Board and its U.S. bank subsidiary must have a "satisfactory" or better CRA rating. Mitsubishi UFJ Financial Group is not presently a financial holding company.

        We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will position us to meet the challenges provided by this competition.

Monetary Policy and Economic Conditions

        Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate for borrowings by financial institutions and the federal funds rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business.

Supervision and Regulation

        Overview.    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the institution, and not for the benefit of the investors in the stock or other securities of the bank holding company. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank of California. This summary description of applicable laws and regulations does not purport to be complete and is qualified in its entirety by reference to such laws and regulations.

        Bank Holding Company Act.    We, Mitsubishi UFJ Financial Group and The Bank of Tokyo-Mitsubishi UFJ are subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA), which also subjects us to Federal Reserve Board reporting and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities that the Federal Reserve Board deems to be so closely related to banking as to be a proper incident thereto.

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this policy, the Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

        Comptroller of the Currency.    Union Bank of California, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency, its primary regulator, and also by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC). As part of this authority, Union Bank of California is required to file periodic reports with the Comptroller of the Currency and is subject to ongoing examination by the Comptroller of the Currency.

        The Comptroller of the Currency has extensive enforcement authority over all national banks. If, as a result of an examination of a bank, the Comptroller of the Currency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulations, various remedies are available to the Comptroller of the Currency. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance. The Comptroller of the Currency, as well as other federal agencies, have adopted regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings and compensation and other employee benefits.

        Other Regulatory Oversight.    Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank of California and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank of California. Dividends payable by Union Bank of California to us are subject to restrictions under a formula imposed by the Comptroller of the Currency unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank of California to its affiliates and on transactions with affiliates, see Notes 20 and 25 to our Consolidated Financial Statements included in this Annual Report.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank of California and us. Management believes that, at December 31, 2007, Union Bank of California and we met the requirements for "well-capitalized" institutions.

        Deposits of Union Bank of California are insured up to statutory limits by the Federal Deposit Insurance Corporation and, accordingly, are subject to deposit insurance assessments. In February 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 into law. Pursuant to these Acts, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new fund, the Deposit Insurance Fund, effective March 31, 2006. These Acts, as implemented by the FDIC, also created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. As a result of this legislation, since January 1, 2007, Union Bank of California has been subject to increased annual assessments on deposits in the amount of approximately 5 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment in 2007.

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

        Union Bank of California is also subject to the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated October 17, 2005, Union Bank of California's compliance with CRA was rated "outstanding."

        Union Bank of California has branches in Canada and the Cayman Islands. Any international activities of Union Bank of California are also subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank of California's business opportunities and competitiveness in these jurisdictions. Furthermore, due to The Bank of Tokyo-Mitsubishi UFJ's controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank of California and us in the future.

        The activities of Union Bank of California subsidiaries, HighMark Capital Management, Inc. and UnionBanc Investment Services LLC are subject to the rules and regulations of the SEC, as well as those of state securities regulators. UnionBanc Investment Services LLC is also subject to the rules and regulations of the Financial Industry Regulatory Authority (FINRA).

        UnionBanc Insurance Services, Inc. is an indirect subsidiary of Union Bank of California and is subject to the rules and regulations of the California Department of Insurance, as well as insurance regulators of other states.

        Under Federal Reserve rules, Union Bank of California is affiliated with the HighMark Funds. The HighMark Funds is a registered investment company, subject to the rules and regulations of the SEC.

        GLB Act.    The Gramm-Leach-Bliley (GLB) Act allows "financial holding companies" to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended section 4 of the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. A bank holding company may elect to become a financial holding company if all of its subsidiary depository institutions are well-capitalized and well-managed and have a "satisfactory" or better CRA rating. Under current Federal Reserve Board interpretations, a foreign bank holding company that controls a subsidiary U.S. bank holding company, such as Mitsubishi UFJ Financial Group, must make the election. In addition, the foreign bank holding company (if it is a bank itself) must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the Federal Reserve Board and its U.S. bank subsidiary must have a "satisfactory" or better CRA rating. Mitsubishi UFJ Financial Group is not presently a financial holding company.

        Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. Union Bank of California has no plans to seek to form any "financial subsidiaries" at this time.

        Broker/Dealer Regulation.    Other provisions of the GLB Act amended the Securities Exchange Act of 1934 to eliminate the blanket exemptions for banks from the definitions of "broker" and "dealer" under that Act and replaced this exemption with enumerated permissible bank brokerage and dealer activities. After implementation of these GLB Act provisions, banks are required to register as a broker-dealer to engage in securities brokerage operations beyond the limited bank brokerage activities permitted by the GLB Act. In September 2007, the SEC and the Federal Reserve Board jointly issued final Regulation R, which implements the securities brokerage limitations of the GLB Act. Regulation R also defines certain terms used in the GLB Act and contains additional regulatory exemptions for limited bank brokerage activities. Regulation R delays implementation of the GLB Act brokerage provisions for Union Bank of California until January 2009. Assuming Union Bank of California does not register as a broker, we anticipate the GLB Act and Regulation R will require us to conduct non-exempted securities brokerage activities through our registered broker-dealer, UnionBanc Investment Services, LLC or another registered broker-dealer subsidiary. These laws and regulations will also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank of California's ability to advertise securities brokerage services.

        Bank Secrecy Act.    The banking industry is now subject to significantly increased regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. Failure to comply with these additional requirements may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution's anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. For information regarding certain regulatory matters that may adversely affect our ability to expand through acquisitions, see "Regulatory Matters" in MD&A of this Annual Report.

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

        Basel Committee Capital Standards.    The Basel Committee on Banking Supervision (BIS) proposed new international capital standards for banking organizations (Basel II) in June 2004, and the new framework is currently being evaluated and implemented by bank supervisory authorities worldwide. Basel II is an effort to update the original international bank capital accord (Basel I), which has been in effect since 1988. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations.

        In the United States, the federal bank regulatory agencies issued final rules in the fourth quarter of 2007, effective April 1, 2008 (but subject to a one-year parallel-run period and a three-year transition period), that implement new risk-based capital requirements under Basel II for those U.S. banks and bank holding companies that meet the minimum threshold for reporting, although others may "opt in." The new rules require banks and bank holding companies with consolidated assets of $250 billion or more or with consolidated on-balance sheet foreign exposures of $10 billion or more to adopt the new risk-based capital requirements. In addition, in the final rulemaking release for the U.S. implementation of Basel II, the U.S. federal bank regulatory agencies announced that they expect to issue during the first quarter of 2008 a new standardized risk-based capital proposal that would implement a standardized approach for credit risk and an approach for operational risk consistent with Basel II for those U.S. banks and bank holding companies not subject to the new accord. This new proposed approach will be in replacement of the previously proposed Basel IA initiative, which has since been dropped by the U.S. agencies. As described in the agencies' final rulemaking release, compliance with this new standardized risk-based capital framework would be optional.

        We do not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory. However, Mitsubishi UFJ Financial Group, our indirect majority owner, will be subject to the requirements of the new Basel II under the rules of the Japan Financial Services Agency (JFSA). In addition, the rules of the JFSA require subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent's consolidated risk-weighted assets to also comply with Basel II. Because we constitute more than 2 percent of our indirect majority owner's risk-weighted assets, the JFSA requirement will be applicable to us. In order to facilitate the JFSA requirements, we expect to adopt the new Basel II rules as in effect in the U.S., subject to approval by our U.S. bank regulators. Mitsubishi UFJ Financial Group is reimbursing us for expenditures that we are incurring for Basel II projects that we would not have undertaken for our own risk management purposes. At this time the impact on our minimum capital requirements under Basel II is not known.

        Customer Information Security.    The federal bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. The guidelines required each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Union Bank of California has adopted a customer information security program that has been approved by its Board of Directors.

        Privacy.    The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks' policies and procedures. Union Bank of California implemented a privacy policy effective since the GLB Act became law, pursuant to which all of its existing and new customers are notified of the privacy policies. State laws and regulations designed to protect the privacy and security of customer information apply also to us and our other subsidiaries.

        In October 2007, the federal bank regulatory agencies adopted final rules implementing the affiliate marketing provisions of the Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act (FCRA). The final rules, which became effective on January 1, 2008, impose a prohibition, subject to certain exceptions, on a financial institution using certain information received from an affiliate to make a solicitation to a consumer unless the consumer is given notice and a reasonable opportunity to opt out of such solicitations, and the consumer does not opt out. The final rules apply to information obtained from the consumer's transactions or account relationships with an affiliate, any application the consumer submitted to an affiliate, and third-party sources, such as credit reports, if the information is to be used to send marketing solicitations. The rules do not supersede or affect a consumer's existing right under other provisions of the FCRA to opt out of the sharing between a financial institution and its affiliates of consumer information other than information relating solely to transactions or experiences between the consumer and the financial institution or its affiliates.

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

Financial Information

        See our Consolidated Financial Statements starting on page F-55 for financial information about UnionBanCal Corporation and its subsidiaries.

Item 1A. Risk Factors

        We are subject to numerous risks and uncertainties, including but not limited to those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in Item 7 of Part II of this Form 10-K and the following information:

  Industry Factors

  The U.S. and global economies have experienced a slowing of economic growth, volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry and for Union Bank of California

        Commencing in 2007 and continuing into 2008, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for Union Bank of California. These developments include a general slowing of economic growth both globally and in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate several times in the first quarter of 2008. These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. In addition, these conditions have rendered it more difficult for financial institutions and others to obtain transparent valuations for various portfolio debt securities, especially in the case of collateralized debt obligations backed by residential mortgage-backed securities or other collateral, including corporate obligations, as well as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in decreases in fair value of portfolio securities of these types. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to go into a recession, this would present additional significant challenges for the U.S. banking and financial services industry and for Union Bank of California. While it is difficult to predict how long these conditions will exist and which markets and businesses of the Bank may be affected, these factors could continue to present risks for some time for the industry and the Bank.

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

  Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, causing us to incur increased funding costs

        The banking industry and we are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

  Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

        Deposits of Union Bank of California, are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system has resulted in annual assessments on deposits of Union Bank of California of approximately 5 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment for 2007. Once the credit is exceeded, which we presently expect to occur in the first half of 2008, the deposit insurance assessments Union Bank of California pays will increase our costs. Any future increases in the deposit insurance assessments Union Bank of California pays would further increase our costs.

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

        We maintain systems and procedures designed to comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if compliance systems and procedures were in place at the time. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation.

        Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

        Refer to "Supervision and Regulation" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Regulatory Matters" in Item 7 of this Form 10-K for discussion of other laws and regulations that may affect our business, and certain pending or threatened regulatory or other governmental matters, including those relating to the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). Such matters include a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) entered into by Union Bank of California with the OCC, an Assessment of Civil Money Penalty by the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN), and a Deferred Prosecution Agreement entered into by Union Bank of California with the Department of Justice with respect to BSA/AML matters.

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

  Company Factors

  Adverse California economic conditions could adversely affect our business

        The State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector, especially the subprime housing markets, and the California state government's budgetary and fiscal difficulties. The California state government is currently experiencing budget shortfalls which in January 2008 prompted Governor Schwarzenegger to declare a fiscal emergency. This declaration could lead to reduced spending by the State of California and its agencies. It is also possible that the legislature response to the budget crisis could lead to increased state taxes in California. The financial and economic consequences of this situation cannot be predicted with any certainty at this time. If economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

  Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, which in turn could negatively impact our title and escrow deposit levels. Additionally, a further downturn in the residential real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Although we do not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing deterioration in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building industry, the commercial real estate industry, the communications/media industry, the retail industry, the energy industry and the technology industry. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, particularly in the subprime housing sector. Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

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

        We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowance because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers' ability to repay their loans, resulting in our increasing the allowance. Continued increases in fuel and energy costs could also adversely impact some borrowers' ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in the allowance would result in a charge to earnings.

  We are not able to offer all of the financial services and products of a financial holding company

        Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. Under current regulatory interpretations, Mitsubishi UFJ Financial Group would be required to make a financial holding company election in order for us to have the benefits of this status. Mitsubishi UFJ Financial Group is not presently a financial holding company.

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

        Certain directors' and officers' ownership interests in Mitsubishi UFJ Financial Group's common stock or service as a director or officer or other employee of both us and The Bank of Tokyo-Mitsubishi UFJ could create or appear to create potential conflicts of interest, especially since both we and The Bank of Tokyo-Mitsubishi UFJ compete in U.S. banking markets.

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

  Our ability to make acquisitions is subject to regulatory constraints, and risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

        Our ability to obtain regulatory approval of acquisitions is constrained while the OCC's Order, described in "MD&A—Regulatory Matters" in this Form 10-K, is in effect. As to matters requiring regulatory approval, when we have successfully addressed the OCC's regulatory concerns, we may seek to acquire or invest in financial and non-financial companies that complement our business.

        We may not be successful in completing any acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. In addition, we continue to evaluate the performance of all of our businesses and business lines and may sell or restructure a business or business line. Any acquisitions or restructurings may result in the issuance of potentially dilutive equity securities, significant write-offs, including those related to goodwill and other intangible assets, and/or the incurrence of debt, any of which could have a material adverse effect on our business, results of operations and financial condition. Any divestures may also result in significant write-offs, including those related to goodwill and other intangible assets.

        Acquisitions, divestitures or restructurings could involve numerous additional risks including difficulties in obtaining any required regulatory approvals and in the assimilation or separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, higher than expected deposit attrition, divestitures required by regulatory authorities, the disruption of our business, the potential loss of key employees and unexpected contingent liabilities arising from any business we might acquire. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition, divesture or restructuring we might make.

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

  We rely on third parties for important products and services

        Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense.

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

  Changes in our tax rates could affect our future results

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes Mitsubishi UFJ Financial Group and either all worldwide affiliates or only U.S. affiliates. Our future effective tax rates could be favorably or unfavorably affected by increases or decreases in Mitsubishi UFJ Financial Group's taxable profits, which in turn are affected by changes in the worldwide economy, especially in Japan, and decisions that they may make about the timing of the recognition of credit losses or other matters. We review Mitsubishi UFJ Financial Group's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and Mitsubishi UFJ Financial Group's fiscal year-ends. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws or their interpretation, by the outcomes of examinations of our income tax returns by the Internal Revenue Service and other tax authorities and with respect to our California state tax liability, by adjustments that may be necessary from time to time to recognize differences in estimated California state tax expense based on MUFG's estimated worldwide income and its actual results.

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

  Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We fund our operations independently of The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group and believe our business is not necessarily closely related to the business or outlook of The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank of California, or The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and employees and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

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

Item 1B. Unresolved Staff Comments

        None.

Item 2.   Properties

        At December 31, 2007, we operated 326 full service branches in California, 4 full service branches in Oregon and Washington, and 2 international offices. We own the property occupied by 116 of the domestic offices and lease the remaining properties for periods of five to twenty years.

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

Item 3.   Legal Proceedings

        UnionBanCal Corporation and Union Bank of California have been named, along with 54 other parties, as defendants in an action filed by DataTreasury Corporation in the United States District Court for the Eastern District of Texas on February 24, 2006. Plaintiff alleges that defendants are "making, using, selling, offering for sale, and/or importing in or into the United States, directly, contributory and/or by inducement, without authority, products and services" that are asserted to fall within the scope of the claims of United States Patents Nos. 5,910,988, 6,032,137, 5,265,007 and 5,717,868, which are collectively addressed to various aspects of check processing, including remote data capture, electronic imaging, central processing and storage. Plaintiff seeks unspecified damages and injunctive relief against infringement. We intend to continue to vigorously defend against the claims asserted in this legal action.

        For information relating to the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in this Form 10-K.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        None.

Item 4A. Executive Officers of the Registrant

        The following information pertains to our executive officers as of December 31, 2007:

Executive Officer	Age	Principal Occupation For the Past Five Years
Masaaki Tanaka	54	Mr. Tanaka has served as President and Chief Executive Officer of UnionBanCal and Union Bank of California since May 2007. Mr. Tanaka served as Executive Officer and General Manager, Corporate Planning Division of The Bank of Tokyo-Mitsubishi UFJ from January 2006 until April 2007, during which time he also served as Executive Officer and Co-General Manager, Corporate Planning Division of Mitsubishi UFJ Financial Group. From May 2004 to December 2005, Mr. Tanaka served as General Manager of Corporate Business Development for The Bank of Tokyo-Mitsubishi UFJ, during which time he also served, prior to July 2004, as General Manager of Corporate Banking Division No. 2 of Corporate Banking Group No. 1, and, beginning in July 2004, as General Manager of Corporate Banking Division No. 3 of the Corporate Banking Group. Mr. Tanaka was appointed Executive Officer of The Bank of Tokyo-Mitsubishi UFJ in June 2004 and Managing Executive Officer in May 2007. From April 2001 to May 2004, he served as General Manager, Corporate Planning Division of the Mitsubishi Tokyo Financial Group and from May 2000 to April 2001, he served as General Manager, Integrated Planning Office of The Bank of Tokyo-Mitsubishi. Mr. Tanaka has been a Director of UnionBanCal and Union Bank of California since May 2007.
Philip B. Flynn	50
		Mr. Flynn has served as Vice Chairman and Chief Operating Officer of UnionBanCal and Union Bank of California since March 2005. He served as Vice Chairman and head of the Commercial Financial Services Group from April 2004 to March 2005, as Executive Vice President and Chief Credit Officer from September 2000 to April 2004, and as Executive Vice President and head of Specialized Lending from May 2000 to September 2000. Mr. Flynn has been a Director of UnionBanCal and Union Bank of California since April 2004.
David I. Matson	63
		Mr. Matson has served as Vice Chairman and Chief Financial Officer of UnionBanCal and Union Bank of California since March 2005 and served as Executive Vice President and Chief Financial Officer from July 1998 to March 2005.

Masashi Oka	52
		Mr. Oka has served as Vice Chairman and Chief Risk Officer of UnionBanCal and Union Bank of California since August 2007. He served as Vice Chairman, Administration and Support, from July 2005 until August 2007. Beginning in 1998, Mr. Oka held the following positions with The Bank of Tokyo-Mitsubishi UFJ: Chief Manager, Corporate Banking Division No. 2 until April 2001; General Manager, Syndications Office, Structured Finance Division until October 2002, General Manager, Global Syndications Office, Debt Finance Division until June 2004, and General Manager & Global Head, Syndicated Finance Division until May 2005. From April 2005 until June 2005, Mr. Oka was Chairman of the Japan Syndication and Loan-Trading Association. Mr. Oka has been an Executive Officer of The Bank of Tokyo-Mitsubishi UFJ since June 2005. Mr. Oka has been a Director of UnionBanCal and Union Bank of California since October 2005.
Grant K. Ahearn	51
		Mr. Ahearn has served as Senior Executive Vice President and head of Specialized Financial Services of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and head of Specialized Financial Services from October 2007 to January 2008, and as head of the Energy Capital Services and Equipment Leasing departments from January 2001 to September 2007.
JoAnn M. Bourne	52
		Ms. Bourne has served as Senior Executive Vice President and head of Commercial Deposits and Treasury Management of UnionBanCal and Union Bank of California since January 2008. She served as Executive Vice President and head of Commercial Deposits and Treasury Management from April 2003 to January 2008. She served as head of Commercial Banking from January 2002 to April 2003, and managed the Commercial Deposit Services Division from June 1997 to January 2002.
Bruce H. Cabral	52
		Mr. Cabral has served as Senior Executive Vice President and Chief Credit Officer of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and Chief Credit Officer from April 2004 to January 2008, and as Deputy Chief Credit Officer from November 2002 until April 2004. Prior to this position, Mr. Cabral was a Senior Credit Officer responsible for Real Estate Lending and National Banking.
John C. Erickson	46
		Mr. Erickson has served as Senior Executive Vice President and Deputy Chief Risk Officer of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and Deputy Chief Risk Officer from September 2007 to January 2008. He served as head of Commercial Banking and Wealth Management from May 2006 to September 2007, as head of Commercial Banking from April 2003 to April 2006, as head of the National Banking and Communications, Media and Entertainment Divisions from April 2001 to April 2003 and as Senior Vice President, Corporate Capital Markets, from April 1996 to April 2001.

Paul E. Fearer	64
		Mr. Fearer has served as Senior Executive Vice President and Human Resources Director of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and Human Resources Director from April 1996 to January 2008.
Steven L. Glaser	59
		Mr. Glaser has served as Senior Executive Vice President and head of Retail Banking of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and head of Retail Banking from May 2006 to January 2008, and as head of the Consumer Asset Management Division from April 1997 to September 2006.
John H. McGuckin, Jr.	61
		Mr. McGuckin has served as Senior Executive Vice President, General Counsel and Secretary of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President, General Counsel and Secretary from September 2000 to January 2008. He served as Executive Vice President and General Counsel of UnionBanCal from January 1998 to September 2000, and served as Executive Vice President and General Counsel of Union Bank of California from April 1996 until September 2000.
J. Michael Stedman	42
		Mr. Stedman has served as Senior Executive Vice President and as head of Real Estate Industries of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and head of Real Estate Industries from November 2006 to January 2008. He served as Senior Vice President and Senior Credit Officer for Real Estate from February 2003 to November 2006, and as Senior Vice President and Real Estate Loan Center Manager from April 1999 to February 2003.
Johannes H. Worsoe	40
		Mr. Worsoe has served as Senior Executive Vice President and head of Global Markets of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and head of Global Markets from July 2005 to January 2008. He served as Senior Vice President and Manager of Global Markets from January 2004 to July 2005, and as Senior Vice President and Manager of Global Markets Trading and Sales from February 2001 to January 2004.
James Yee	54
		Mr. Yee has served as Senior Executive Vice President and Chief Information Officer of UnionBanCal and Union Bank of California since January 2008. He served as Executive Vice President and Chief Information Officer from May 2005 to January 2008. Prior to joining UnionBanCal, he served as Senior Vice President, Information Technology, for Charles Schwab & Company from April 2004 to April 2005 and Senior Vice President and Chief Information Officer of Pacific Exchange, Inc. from April 2000 to March 2003.

        The term of office of an executive officer extends until the officer resigns, is removed, retires, or is otherwise disqualified for service. There are no family relationships among the executive officers.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol UB. As of January 31, 2008, our common stock was held by 3,070 stockholders of record. At December 31, 2007, The Bank of Tokyo-Mitsubishi UFJ, Ltd. held approximately 65 percent of our common stock. During 2006 and 2007, the average daily trading volume of our common stock was 365,725 shares and 426,884 shares, respectively. At December 31, 2005, 2006 and 2007, our common stock closed at $68.72 per share, $61.25 per share and $48.91 per share, respectively. The following table presents stock quotations for each quarterly period for the two years ended December 31, 2006 and 2007.

	2006		2007
	High	Low	High	Low
First quarter	$70.37	$65.65	$65.03	$59.01
Second quarter	71.75	62.63	64.00	59.01
Third quarter	65.64	58.46	61.09	52.19
Fourth quarter	62.99	56.26	60.48	47.18

        The following table presents quarterly per share cash dividends declared for 2006 and 2007.

	2006	2007
First quarter	$0.41	$0.47
Second quarter	0.47	0.52
Third quarter	0.47	0.52
Fourth quarter	0.47	0.52

        On January 23, 2008, our Board of Directors approved a quarterly common stock dividend of $0.52 per share for the first quarter of 2008. Future dividends will depend upon our earnings, financial condition, capital requirements and other factors our Board of Directors may deem relevant.

        We offer a dividend reinvestment and stock purchase plan that allows stockholders to reinvest dividends in our common stock at market price. The Bank of Tokyo-Mitsubishi UFJ did not participate in the plan during 2006 and 2007. For further information about this plan, see Note 15 to our Consolidated Financial Statements included in this Annual Report.

        Our ability to declare and pay dividends is affected by certain regulatory restrictions. See Note 20 to our Consolidated Financial Statements included in this Annual Report.

        The following table presents repurchases by us of our equity securities during the fourth quarter 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 2007 (October 1-22, 2007)	1,954	$59.63	—	$561,946,030
November 2007 (November 1-30, 2007)	798,973	$51.52	784,000	$520,779,358
December 2007 (December 1-18, 2007)	174,025	$52.55	145,000	$511,635,131	(2)

Total	974,952	$51.72	929,000

(1)
Includes 1,954 shares, 14,973 shares and 29,025 shares of common stock repurchased during October, November and December 2007, respectively, from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)
In the fourth quarter of 2007, UnionBanCal Corporation used $50.4 million from the $500 million repurchase program announced on April 26, 2006.

Item 6.   Selected Financial Data

        See page F-1 of this Annual Report.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        See pages F-1 through F-53 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        See pages F-37 through F-41 of this Annual Report.

Item 8.   Financial Statements and Supplementary Data

        See pages F-55 through F-127 of this Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Disclosure Controls.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        Internal Controls Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page F-127. The Report of Independent Registered Public Accounting Firm is presented on page F-126. During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        Reference is made to the information contained in the section entitled "Election of Directors—Nominees" of the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders for incorporation by reference of information concerning directors and persons nominated to become directors of UnionBanCal Corporation. See "Executive Officers of the Registrant" on pages 22 - 24 of this Annual Report for information regarding executive officers.

        Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the text under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders.

Corporate Governance

        UnionBanCal has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Michael J. Gillfillan (Chair), David R. Andrews, L. Dale Crandall, Murray H. Dashe, Mary S. Metz and Dean A. Yoost, all of whom are independent under the New York Stock Exchange Corporate Governance Rules. Of these Audit Committee members, Mr. Crandall is an audit committee financial expert as determined by the Board within the applicable definition of the Securities and Exchange Commission.

        We have adopted the following:

  •
  A Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller;

  •
  Business Standards for Ethical Conduct, which is a code of ethics and conduct applicable to all officers and employees;

  •
  A Code of Ethics applicable to directors of UnionBanCal and Union Bank of California;

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

Item 11. Executive Compensation

        Information concerning executive compensation is incorporated by reference from the text under the captions "Executive Compensation" (provided that the section entitled, "Executive Compensation & Benefits Committee Report" shall be furnished by this reference and shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934) and "Director Compensation" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders. Additional information regarding our directors is incorporated by reference from the text under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning ownership of the equity stock of UnionBanCal by certain beneficial owners and management is incorporated by reference from the text under the captions "Principal Stockholders" and "Security Ownership by Management" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders.

        Information concerning our equity plans as of December 31, 2007, is incorporated by reference from the text under the caption "Equity Compensation Plan Information" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        Information concerning certain relationships and related transactions with officers, directors, and The Bank of Tokyo-Mitsubishi UFJ is incorporated by reference from the text under the caption "Transactions with Related Persons" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders. Information concerning independence of directors is incorporated by reference from the text under the caption "Election of Directors—Director Independence" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

        Reference is made to the information contained in the section entitled "Ratification of Selection of Independent Registered Public Accounting Firm—Audit Fees" and "—Pre-approval of Services by Deloitte & Touche LLP" in the Proxy Statement for our May 22, 2008 Annual Meeting of Stockholders for incorporation by reference of information concerning principal accounting fees and services.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1)    Financial Statements

        Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are set forth on pages F-55 through F-127. (See index on page F-54).

(a)(2)    Financial Statement Schedules

        All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3)    Exhibits

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(2)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	UnionBanCal Corporation Management Stock Plan*(3)
10.2	Union Bank of California, N.A. Deferred Compensation Plan*(35)
10.3	Union Bank of California, N.A. Senior Executive Bonus Plan*(4)
10.4	Union Bank of California, N.A Senior Management Bonus Plan*(5)
10.5	Union Bank of California, N.A. Supplemental Executive Retirement Plan for Policy Making Officers*(35)
10.6	Bank of California Executive Supplemental Benefits Plan (Restated as of January 1, 1990)*(6)
10.7	Executive Supplemental Benefit Plan (effective February 1, 1986) and example Amendment to Benefit Agreement and Waiver (Effective January 1, 1990)*(7)
10.8	Union Bank Financial Services Reimbursement Program*(8)
10.9	UnionBanCal Corporation Performance Share Plan*(9)
10.10	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan*(10)
10.11	Amendment to Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan*(35)
10.12	Forms of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(11)
10.13	2008 Form of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(35)
10.14	Form of Terms and Conditions of Performance Share Plan Stock Unit Deferral Elections*(12)
10.15	2008 Form of Terms and Conditions of Performance Share Plan Stock Unit Deferral Elections*(35)
10.16	Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. dated October 1, 1997*(13)
10.17	Year 2000 UnionBanCal Corporation Management Stock Plan*(14)
10.18	Form of 2006 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(15)
10.19	Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(16)
10.20	Form of 2004 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(17)
10.21	Form of 2006 Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(18)

10.22	Form of Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(19)
10.23	Forms of 2006 Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(20)
10.24	Forms of 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan.*(21)
10.25	Amendment to 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(22)
10.26	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(23)
10.27	Form of 2004 Nonqualified Stock Option Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(24)
10.28	Terms and Conditions Applicable to Non-Employee Director Stock Unit Awards under the Year 2000 UnionBanCal Corporation Management Stock Plan*(35)
10.29	Forms of Restricted Stock Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(25)
10.30	Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(26)
10.31	Form of Amendment, effective as of January 1, 2005, to Change-of-Control Agreement, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(35)
10.32	Union Bank of California, N.A. Separation Pay Plan*(35)
10.33	Philip B. Flynn Employment Agreement (effective April 1, 2004)*(27)
10.34	Philip B. Flynn Amendment of Employment Agreement (effective May 1, 2005)*(28)
10.35	Philip B. Flynn Amendment to Executive Agreement (effective January 1, 2005)*(35)
10.36	David I. Matson Employment Agreement (effective January 1, 1998)*(29)
10.37	David I. Matson Amendment of Employment Agreement (effective May 1, 2005)*(30)
10.38	David I. Matson Amendment to Executive Agreement (effective January 1, 2005)*(35)
10.39	Written Descriptions of Compensation Arrangements for UnionBanCal Non-Employee Directors*(31)
10.40	Written Description of Compensation Arrangements for Union Bank of California, N.A. Non-Employee Directors*(32)
10.41	Repurchase Agreement between UnionBanCal Corporation and The Bank of Tokyo Mitsubishi, Ltd., dated as of February 23, 2005(33)
10.42
Purchase and Assumption Agreement by and among Union Bank of California, N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(34)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(35)
21.1	Subsidiaries of the Registrant(35)
23.1	Consent of Deloitte & Touche LLP(35)
24.1	Power of Attorney(35)

24.2	Resolution of Board of Directors(35)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(35)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(35)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(35)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(35)

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

(5)
Incorporated by reference to Exhibit C to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 27, 2001 (SEC File No. 001-15081).

(6)
Incorporated by reference to Exhibit 10.8 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

(7)
Incorporated by reference to Exhibit 10.11 to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 000-28118).

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

(11)
Incorporated by reference to (i) Exhibit 10.2 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 and (ii) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 24, 2006 (SEC File No. 001-15081).

(12)
Incorporated by reference to Exhibit 10.11 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-15081).

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

(20)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

(21)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 001-15081).

(22)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 001-15081).

(23)
Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 001-15081).

(24)
Incorporated by reference to Exhibit 10.5 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(25)
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

(29)
Incorporated by reference to Exhibit 10.13 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-15081).

(30)
Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

(31)
Incorporated by reference to (i) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 27, 2005 (SEC File No. 001-15081) and (ii) Item 1 of the UnionBanCal Corporation Current Report on Form 8-K dated October 26, 2005 (SEC File No. 001-15081).

(32)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 7, 2005 (SEC File No. 001-15081).

(33)
Incorporated by reference to Exhibit 10.25 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-15081).

(34)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-15081).

(35)
Provided herewith.

*
Management contract or compensatory plan, contract or arrangement.

UnionBanCal Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Selected Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)
	2003	2004	2005	2006	2007
Results of operations:
Net interest income(1)	$1,550,095	$1,627,104	$1,839,926	$1,839,743	$1,727,924
(Reversal of) provision for loan losses(2)	58,999	(58,232)	(50,683)	(5,000)	81,000
Noninterest income	689,059	879,005	759,617	830,943	868,302
Noninterest expense(2)	1,356,705	1,453,348	1,552,083	1,637,849	1,643,405

Income from continuing operations before income taxes(1)	823,450	1,110,993	1,098,143	1,037,837	871,821
Taxable-equivalent adjustment	2,553	3,745	4,352	6,401	9,272
Income tax expense	270,134	398,234	359,074	270,121	292,683

Income from continuing operations	550,763	709,014	734,717	761,315	569,866
Income (loss) from discontinued operations, net of taxes	36,376	23,520	128,216	(8,319)	38,228

Net income	$587,139	$732,534	$862,933	$752,996	$608,094

Per common share:
Basic earnings:
From continuing operations	$3.70	$4.80	$5.06	$5.38	$4.14
Net income	3.94	4.96	5.95	5.32	4.42
Diluted earnings:
From continuing operations	3.66	4.72	4.97	5.30	4.10
Net income	3.90	4.87	5.84	5.24	4.37
Dividends(3)	1.21	1.39	1.59	1.82	2.03
Book value (end of period)	25.66	28.93	31.62	32.86	34.37
Common shares outstanding (end of period)(4)	145,758,156	148,359,918	144,207,072	139,107,254	137,836,068
Weighted average common shares outstanding (basic)(4)(5)	148,917,249	147,767,238	145,109,058	141,620,081	137,617,100
Weighted average common shares outstanding (diluted)(4)(5)	150,645,193	150,302,831	147,791,565	143,754,865	139,052,436
Balance sheet (end of period):
Total assets(6)	$42,498,467	$48,098,021	$49,416,002	$52,619,576	$55,727,748
Total loans	24,375,156	29,109,415	33,095,595	36,671,723	41,204,188
Nonperforming assets	286,050	149,855	61,645	42,365	56,525
Total deposits	33,947,806	38,548,005	39,949,257	41,850,682	42,680,191
Medium- and long-term debt	820,448	816,113	801,095	1,318,847	1,913,622
Stockholders' equity	3,740,436	4,292,244	4,559,700	4,571,401	4,737,981
Balance sheet (period average)(7):
Total assets	$38,568,092	$43,137,540	$47,593,697	$49,979,342	$53,588,623
Total loans	24,927,797	26,047,578	31,452,606	35,704,129	39,424,327
Earning assets	34,925,332	39,026,894	42,796,688	45,080,843	48,968,930
Total deposits	32,016,157	35,932,380	39,393,393	40,000,434	42,185,536
Stockholders' equity	3,831,032	4,050,202	4,280,085	4,574,185	4,603,022
Financial ratios(7):
Return on average assets:
From continuing operations	1.43%	1.64%	1.54%	1.52%	1.06%
Net income	1.52	1.70	1.81	1.51	1.13
Return on average stockholders' equity:
From continuing operations	14.38	17.51	17.17	16.64	12.38
Net income	15.33	18.09	20.16	16.46	13.21
Efficiency ratio(8)	59.98	57.45	59.77	62.09	62.95
Net interest margin(1)	4.44	4.17	4.30	4.08	3.53
Dividend payout ratio	32.70	28.96	31.42	33.83	49.03
Tangible common equity ratio	8.20	7.96	8.31	7.85	7.73
Tier 1 risk-based capital ratio(6)	11.31	9.71	9.17	8.68	8.30
Total risk-based capital ratio(6)	14.14	12.17	11.10	11.71	11.21
Leverage ratio(6)	9.03	8.09	8.39	8.44	8.27
Allowance for loan losses to:(9)
Total loans	1.90	1.37	1.06	0.90	0.98
Nonaccrual loans	165.15	279.97	596.91	792.32	722.64
Allowances for credit losses to:(10)
Total loans	2.19	1.65	1.32	1.12	1.20
Nonaccrual loans	190.08	337.74	743.58	987.06	884.80
Net loans charged off (recovered) to average total loans	0.64	0.09	(0.01)	0.04	0.03
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	1.17	0.51	0.19	0.12	0.14
Nonperforming assets to total assets(6)	0.67	0.31	0.12	0.08	0.10

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)
For 2003 and 2004, we reclassified the provision for off-balance sheet commitment losses of $13.8 and $12.5 million, respectively, between (reversal of) provision for loan losses and noninterest expense.

(3)
Dividends per share reflect dividends declared on UnionBanCal Corporation's common stock outstanding as of the declaration date.

(4)
Common shares outstanding reflect common shares issued less treasury shares.

(5)
At December 31, 2006 and 2007, weighted average common shares outstanding (basic) excludes nonvested restricted shares but includes the impact of those shares in the calculation of diluted shares. The impact of this change on previous periods was not material.

(6)
End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.

(7)
Period average balances and average balances used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.

(8)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the (reversal) of provision for losses on off-balance sheet commitments, as a percentage of net interest income (taxable-equivalent basis) and noninterest income and is calculated for continuing operations only.

(9)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(10)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

nm
= not meaningful

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to Part I, Item 1A "Risk Factors" for a discussion of some factors that may cause results to differ.

        You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2005, 2006 and 2007 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Annual Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Annual Report, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, commercial bank holding company whose major subsidiary, Union Bank of California (the Bank), is a commercial bank. We had consolidated assets of $56 billion at December 31, 2007. At December 31, 2007, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our 2007 results and that could impact our future results. We ask that you carefully read this entire document and any other reports that we refer to in this Annual Report for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        The turbulent overall market conditions in 2007 impacted us and the entire banking industry. However, unlike many of our competitors, our residential loan portfolio has been underwritten with relatively low loan-to-value ratios and high FICO scores. Despite the challenging market, our overall credit quality remained strong and we generated positive organic loan growth.

        In 2007, we sold our retirement recordkeeping business for $103 million and recorded a pre-tax gain of $94.7 million. For further information, see "Discontinued Operations" below. Our decision to exit the retirement recordkeeping business was based on our lack of scale in this rapidly consolidating industry.

        In 2007, our average total loans grew 10 percent to $39.4 billion. This growth was primarily concentrated in our commercial and residential mortgage lending areas. We expect that the growth rate in residential mortgage loans will decline with the slowdown in the housing market.

        During 2007, we provided $90 million for our allowance for credit losses compared with a reversal of $10 million in 2006. The increase is primarily due to an increase in the reserves attributable to the homebuilder segment. The higher reserves reflect negative risk grade trends in the homebuilder portfolio and weakening operating conditions in the homebuilding industry. Despite the increase in the allowance for credit losses to reflect these changes, there were no net chargeoffs in the homebuilder portfolio and only one nonaccrual loan at year end 2007.

        Asset quality for the remainder of the loan portfolio was strong at December 31, 2007. Our nonperforming assets totaled $42 million and $57 million at December 31, 2006 and 2007, respectively. As our credit portfolio continues to grow, we believe that our consistently responsible lending and monitoring practices will position us to outperform the industry with respect to credit quality.

        At December 31, 2006 and 2007, our allowances for credit losses as a percent of total loans was 1.12 percent and 1.20 percent, respectively. At December 31, 2006 and 2007, our allowances for credit losses as a percent of nonaccrual loans was 987 percent and 885 percent, respectively.

        Contrasting our strong loan growth and continued good credit quality, our average noninterest bearing deposits declined 16 percent to $14.2 billion in 2007 as a result of our customers transferring their balances from noninterest bearing to interest bearing deposits or other investments. In addition, the average all-in-cost of funds rose from 1.93 percent in 2006 to 2.68 percent in 2007. However, we believe that despite the deposit shift we experienced in 2006 and 2007, our relatively high percentage of average noninterest bearing deposits to average total deposits continues to provide us with a funding advantage compared to most of our peers.

        In 2007, our net interest income declined 6 percent to $1.7 billion, primarily due to a deposit mix shift from noninterest bearing and low-cost deposits into higher-cost deposits. This decline was partially offset by our strong loan growth and higher yields on earning assets.

        In 2007, our noninterest income grew 5 percent to $868 million, primarily due to higher gains on the sale and distribution of private capital investments, trust and investment management fees related to growth in trust assets, and trading account income. These increases were partially offset by a decline in insurance commissions and service charges on deposit accounts, which stemmed from lower account analysis fees and lower overdraft fees.

        In 2007, our noninterest expense of $1.6 billion was flat as compared to 2006. Higher costs related to our provision for credit losses on off-balance sheet commitments, higher legal expense relating to our proportionate share of Visa litigation charges (for further information, refer to Note 24 to these consolidated financial statements), lower foreclosed asset income and a civil money penalty (see discussion below) were offset by lower outside services expenses related to the payment of vendor bills and intangible asset amortization.

        In the third quarter of 2007, we made a $10 million payment for a civil money penalty, as part of the order entered into with the Office of the Comptroller of the Currency (OCC) and the assessment by the Financial Crimes Enforcement Network (FinCEN) of the U.S. Treasury Department, related to compliance with Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). In addition, we entered into a Deferred Prosecution Agreement with the Department of Justice (DOJ) relating to past violations of BSA/AML that occurred in the Bank's now discontinued international banking business. As part of this agreement, we paid $21.6 million to the DOJ in the third quarter of 2007. For additional information, see "Regulatory Matters" in this Annual Report.

        Our effective tax rate on continuing operations increased to 34 percent in 2007 from 26 percent in 2006. The lower rate in 2006 was primarily due to reductions in California tax expense from a refund of California franchise taxes of $72.8 million, net of federal tax, which we received in December 2006.

        During 2007, we returned a significant amount of capital to our stockholders in the form of dividends and common stock repurchases. We declared $281 million in dividends and we repurchased $138 million of our common stock in 2007. As of December 31, 2007, we had $512 million remaining under our current board authorization for the repurchase of our common stock.

Discontinued Operations

        Our discontinued operations consist of two separate businesses, retirement recordkeeping services and international correspondent banking. During the third quarter 2005, we committed to a plan to exit our international correspondent banking business and entered into a definitive agreement to sell this business to Wachovia Bank, N.A. This business consisted of international payment and trade processing along with the related lending activities. The transaction closed on October 6, 2005 and we received $245 million. In 2005 and 2006, we recorded a pre-tax gain of $228.8 million and $4.0 million, respectively.

        In November 2007, we entered into an agreement to sell our retirement recordkeeping business for $103.0 million to Prudential Retirement, a subsidiary of Prudential Financial, Inc. The transaction closed in December 2007, and we recorded a pre-tax gain of $94.7 million. The pre-tax gain reflects transaction costs of $2.1 million and the elimination of intangible assets of $6.2 million, which includes goodwill of $4.8 million attributed to this business. The retirement recordkeeping business was previously included in the Retail Banking reportable business segment.

        Both transactions have been accounted for as discontinued operations and all prior periods, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities from discontinued operations, see Note 2 to our Consolidated Financial Statements included in this Annual Report.

International Correspondent Banking Business (ICBB) Discontinued Operations

        In the third quarter of 2007, we entered into a Deferred Prosecution Agreement with the DOJ relating to past violations of BSA/AML that occurred in the Bank's now discontinued international banking business. As part of this agreement, we paid the DOJ $21.6 million in the third quarter of 2007. The $21.6 million payment and related legal and other outside services costs were recorded in the discontinued operations of our international banking business. For additional information, refer to "Regulatory Matters" in this Annual Report.

        The results of the international correspondent banking business included in our net income for the years ended December 31, 2005, 2006 and 2007, consisted of the following:

	For the Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Net interest income	$20,252	$871	$—
Provision for loan losses	6,683	—	—
Noninterest income	298,725	13,110	—
Noninterest expense	106,712	31,038	23,244

Income (loss) from ICBB discontinued operations before income taxes	205,582	(17,057)	(23,244)
Income tax expense (benefit)	73,289	(6,310)	(582)

Income (loss) from ICBB discontinued operations	$132,293	$(10,747)	$(22,662)

        Net interest income for the years ended 2005 and 2006 included the allocation of interest expense from continuing operations of approximately $15.5 million and $1.8 million, respectively. Interest expense allocated to discontinued operations was calculated based on average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

        Noninterest income for the years ended December 31, 2005 and 2006 included gains on the sale of the business of $228.8 million and $4.0 million, respectively. Noninterest expense for the year ended December 31, 2005 included $32.8 million of compliance related expenses, $22.0 million of severance expense and $3.0 million of impairment of software in development. Noninterest expense for the year ended December 31, 2006 included $8.7 million of compliance related expenses and $2.4 million of expenses related to the termination of lease contracts. Noninterest expense for the year ended December 31, 2007 included the $21.6 million paid to the DOJ and related legal and other outside services costs of $1.6 million. The income tax benefit of $0.6 million for the year ended December 31, 2007 reflects the nondeductibility of the $21.6 million payment to the DOJ.

Retirement Recordkeeping Business (RRB) Discontinued Operations

        The results of the retirement recordkeeping business included in our net income for the years ended December 31, 2005, 2006 and 2007, consisted of the following:

	For the Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Net interest income	$3,540	$4,813	$4,703
Noninterest income	45,170	47,556	142,892
Noninterest expense	55,163	48,439	52,429

Income (loss) from RRB discontinued operations before income taxes	(6,453)	3,930	95,166
Income tax expense (benefit)	(2,376)	1,502	34,276

Income (loss) from RRB discontinued operations	$(4,077)	$2,428	$60,890

        Net interest income for the years ended December 31, 2005, 2006 and 2007 included the allocation of interest income from continuing operations of $3.9 million, $5.2 million and $5.1 million, respectively. The interest income allocation was calculated based on the RRB's average net liabilities and the corresponding cost of funds rate equivalent to the federal funds purchased rate for the period. Noninterest income for the years ended December 31, 2005, 2006 and 2007 included trust fees of $45.1 million, $47.5 million and $48.2 million, respectively. For the year ended December 31, 2007, noninterest income also included the pre-tax gain of $94.7 million from the RRB sale and noninterest expense included an $8.7 million charge for severance and retention expenses.

        The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Estimates

General

        UnionBanCal's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use are employee turnover, discount rates and expected rates of return on plan assets to determine our pension costs, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally energy, foreign exchange, interest rate swap and option contracts, although we could enter into other types of derivative contracts. We record these contracts at fair value, using either readily available, market quoted prices or from information that can be extrapolated to approximate a market price. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of an accounting event impacting our transactions could change.

        Our most significant estimates are approved by our Chief Executive Officer (CEO) Forum, which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

        All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Annual Report. The following describes our most critical accounting policies and our basis for estimating the allowances for credit losses, pension obligations, income taxes and asset impairment.

Allowances for Credit Losses

        The allowances for credit losses, which consist of the allowances for loan and off-balance sheet commitment losses, are estimates of the losses that may be sustained in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded commitments, commercial letters of credit, and financial guarantees. The allowances are based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

        Our allowances for credit losses have four components: the formula allowance, the specific allowance, the unallocated allowance and the allowance for off-balance sheet commitments, which is included in other liabilities. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include data that makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for conditions that more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, as well as to industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of likely utilization based upon historical data. At December 31, 2007, our allowance for loan losses was $403 million and our allowance for off-balance sheet commitments was $90 million, based upon our assessment of the probability of loss. For further information regarding our allowance for loan losses, see "Allowances for Credit Losses" in this Annual Report.

Pension Obligations

        Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 9 to our Consolidated Financial Statements included in this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual benefit expense are determined by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

        At December 31, 2006, we adopted the disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R)." This Statement required us to recognize the overfunded or underfunded status of our defined benefit plan as an asset or liability in our statement of financial position and to recognize previously unrecognized prior service costs and net actuarial losses in other comprehensive income. At adoption on December 31, 2006, we recognized a prepaid pension asset for the overfunded status of our pension plan of $398 million. We also recognized $203 million ($126 million, net of tax) for the previously unrecognized prior service costs and net actuarial losses of our pension plan in other comprehensive income.

        Our net actuarial losses (pretax) declined $2.0 million between December 31, 2006 and 2007. Of the total $201 million of net actuarial loss at December 31, 2007, approximately $100 million will be subject to amortization over 9.5 years. The remaining $101 million is not currently subject to amortization. The cumulative net actuarial loss resulted primarily from differences between expected and actual assumptions of rate of return on plan assets and the discount rate. Included in our 2008 net periodic pension cost will be $10.5 million of amortization related to net actuarial losses. We estimate that our total 2008 net periodic pension cost will be approximately $7.0 million, assuming no cash contributions in 2008. The primary reason for the decrease in net periodic pension cost for 2008 compared to $11.3 million in 2007 is a reduction in net actuarial loss amortization, partially offset by an increase in interest cost. The 2008 estimate for net periodic pension cost was actuarially determined using a discount rate of 6.0 percent, an expected return on plan assets of 8.0 percent and an expected compensation increase assumption of 4.7 percent.

        A 50 basis point increase in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2008 periodic pension cost by ($13.7) million, ($8.5) million, and $4.1 million, respectively. A 50 basis point decrease in either the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2008 periodic benefit cost by $15.1 million, $8.5 million, and ($4.0) million, respectively.

Income Taxes

        UnionBanCal Corporation and its subsidiaries are subject to the income tax laws of the United States, its states, and other jurisdictions where we conduct business. These laws are complex and subject to different interpretations. The calculation of our provision for income taxes and related accruals requires the use of estimates and judgment. Income tax expense includes our estimate of amounts to be reported in our income tax returns, as well as deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they are reported in our tax returns. Deferred tax assets are evaluated for realization based on the expectation of future events, including the reversal of existing temporary differences and our ability to earn future taxable income.

        We provide reserves for unrecognized tax benefits as required under Statement of Financial Accounting Standards Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." In applying the standards of the Interpretation, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. The interpretation requires us to make assumptions and judgments about potential outcomes that lie outside management's control. To the extent the tax authorities disagree with our conclusions, and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement with the tax authorities.

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes Mitsubishi UFJ Financial Group, Inc. and either all worldwide affiliates or only U.S. affiliates. Since 1996, we have elected to file our California franchise tax returns on a worldwide unitary basis. Changes in Mitsubishi UFJ Financial Group's taxable profits will impact our effective tax rate. Mitsubishi UFJ Financial Group's taxable profits are impacted most significantly by changes in the worldwide economy, especially in

Japan, and decisions that they may make about the timing of the recognition of credit losses or other matters. When Mitsubishi UFJ Financial Group's worldwide taxable profits rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review Mitsubishi UFJ Financial Group's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and Mitsubishi UFJ Financial Group's fiscal year-ends. The California effective tax rate can change during the calendar year or between calendar years as additional information becomes available.

Asset Impairment

        We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses, and other-than-temporary impairment in our securities portfolio. We test goodwill from our acquisitions for impairment at least annually or more frequently if events or circumstances indicate that there may be cause for conducting an interim test. In testing for a potential impairment of goodwill, we estimated the fair value of each of our reportable business segments and compared this value to the carrying value of each reporting unit. The estimated fair value of goodwill was established using a market approach method for our banking and insurance units and a discounted cash flow model for our trust units. We determined that the estimated fair value of each reporting unit was greater than its carrying value, therefore no impairment existed for the year ended 2007. Quarterly, we test our private capital investments for impairment by reviewing the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. During 2007, we recognized an other-than-temporary impairment of $2.1 million for our private capital investment portfolio. In addition, quarterly we test our debt securities below investment grade for impairment and, during 2007, we did not recognize an other-than-temporary impairment in the collateralized loan obligation (CLO) portfolio. Impairment testing of the CLO securities requires the use of a number of assumptions related to cash flows, recovery rates, default rates, market valuations and reinvestment of cash flows during the reinvestment period. This portfolio of securities is highly diversified, which we believe should mitigate the risk that downturns in any one industry segment will significantly impair the portfolio. Our higher grade debt securities are not tested for other-than-temporary impairment since we have the ability and intent to hold them until our cost has been recovered.

Financial Performance

Summary of Financial Performance

				Increase (Decrease)
				2006 versus 2005		2007 versus 2006
(Dollars in thousands)
	2005	2006	2007	Amount	Percent	Amount	Percent
Results of Operations
Net interest income(1)	$1,835,574	$1,833,342	$1,718,652	$(2,232)	(0.1)%	$(114,690)	(6.3)%
Noninterest income
Service charges on deposit accounts	323,865	319,647	304,362	(4,218)	(1.3)	(15,285)	(4.8)
Trust and investment management fees	128,396	147,539	157,734	19,143	14.9	10,195	6.9
Securities gains (losses), net	(50,039)	2,242	1,621	52,281	nm	(621)	(27.7)
Gains on private capital investments, net	27,187	23,112	43,881	(4,075)	(15.0)	20,769	89.9
Other noninterest income	330,208	338,403	360,704	8,195	2.5	22,301	6.6

Total noninterest income	759,617	830,943	868,302	71,326	9.4	37,359	4.5

Total revenue	2,595,191	2,664,285	2,586,954	69,094	2.7	(77,331)	(2.9)
(Reversal of) provision for loan losses	(50,683)	(5,000)	81,000	45,683	(90.1)	86,000	nm
Noninterest expense
Salaries and employee benefits	905,279	969,614	964,024	64,335	7.1	(5,590)	(0.6)
Outside services	109,535	110,102	76,499	567	0.5	(33,603)	(30.5)
Professional services	44,088	62,597	69,118	18,509	42.0	6,521	10.4
Foreclosed asset expense (income)	(5,635)	(15,322)	110	(9,687)	nm	15,432	nm
(Reversal of) provision for losses on off-balance sheet commitments	4,000	(5,000)	9,000	(9,000)	nm	14,000	nm
Other noninterest expense	494,816	515,858	524,654	21,042	4.3	8,796	1.7

Total noninterest expense	1,552,083	1,637,849	1,643,405	85,766	5.5	5,556	0.3

Income from continuing operations before income taxes	1,093,791	1,031,436	862,549	(62,355)	(5.7)	(168,887)	(16.4)
Income tax expense	359,074	270,121	292,683	(88,953)	(24.8)	22,562	8.4

Income from continuing operations	734,717	761,315	569,866	26,598	3.6	(191,449)	(25.1)

Income (loss) from discontinued operations before income taxes	199,129	(13,127)	71,922	(212,256)	nm	85,049	nm
Income tax expense (benefit)	70,913	(4,808)	33,694	(75,721)	nm	38,502	nm

Income (loss) from discontinued operations	128,216	(8,319)	38,228	(136,535)	nm	46,547	nm

Net income	$862,933	$752,996	$608,094	$(109,937)	(12.7)%	$(144,902)	(19.2)%

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our continuing operations financial performance for 2007 compared to 2006 are presented below.

  •
  Our net interest income was unfavorably influenced by lower average demand deposit balances, which resulted in a shift to more costly interest bearing liabilities. In addition, higher rates on interest bearing liabilities (see discussion under "Net Interest Income") also negatively impacted our net interest margin. Offsetting these negative influences to our net interest margin were higher earning asset volumes in most of our major loan categories and higher average yields on our earning assets.

  •
  After several years of reducing the level of our allowances for credit losses (see discussion under "Allowances for Credit Losses"), we believe we have passed the turning point in the credit cycle, which has increased the level of uncertainty in our principal portfolio segments and in particular in our home builder portfolio. We provided a total of $90 million for credit losses ($81 million for loan losses and $9 million for losses on off-balance sheet commitments) in 2007. The provision increase was primarily due to an unfavorable shift in risk grade mix (including risk grade migration in certain sectors of the real estate portfolio) and the adverse impact of the slowdown in the housing market coupled with strong loan growth.

  •
  Our noninterest income was impacted by several factors:

  —
  Service charges on deposits decreased due to lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances, and from lower demand deposit balances and lower overdraft fees;

  —
  Trust and investment management fees were higher primarily due to an increase in the total assets under administration on which fees are based. Managed assets increased by approximately 6 percent, while non-managed assets increased by approximately 13 percent from December 31, 2006 to December 31, 2007. Total assets under administration increased by approximately 12 percent to $246.3 billion at December 31, 2007;

  —
  Trading account activities income was higher compared to the prior year due to higher gains on trading securities and on interest rate derivatives;

  —
  Net gains on private capital investments were higher compared to the prior year due to higher sales and capital distributions; and

  —
  Other noninterest income included higher brokerage commissions, card processing fees and a $4.1 million gain from the sale of a minority interest in a check cashing entity with which we were formerly affiliated.

  •
  Contributing to our higher noninterest expense were several factors:

  —
  Salaries and employee benefits decreased slightly primarily as a result of lower pension expenses partially related to a change in the discount rate used to estimate future liabilities, which increased from 5.5% to 6.0%;

  —
  Outside services expense decreased mainly due to lower cost of services related to a 28 percent decline in title and escrow deposits and a shift by our customers to an increased utilization of lower yielding title and escrow loans;

  —
  Foreclosed asset income reflected higher gains on the sale of foreclosed properties in 2006;

  —
  Provision for losses on off-balance sheet commitments increased to $9.0 million in the current year compared to a $5.0 million reversal in the prior year; and

  —
  Other noninterest expense increased due to a $10.0 million payment for the civil money penalty imposed by the OCC and FinCEN relating to BSA/AML compliance and higher litigation expenses relating to our proportionate share of the Visa litigation charges. These charges pertain to both Visa's legal settlement with American Express as well as other pending litigation, including litigation with Discover Card (for further information refer to Note 24 to these consolidated financial statements). Partially offsetting this increase were lower costs for intangible asset amortization, marketing, equipment maintenance and software, and a favorable outcome of a lawsuit settlement.

        The primary contributors to our continuing operations financial performance for 2005 compared to 2006 are presented below.

  •
  Our net interest income was unfavorably influenced by lower average demand deposit balances, which resulted in a shift to more costly interest bearing liabilities. In addition, higher rates on interest bearing liabilities and lower hedge income (see discussion under "Net Interest Income") also negatively impacted our net interest margin. Offsetting these negative influences to our net interest margin were higher earning asset volumes in most of our major loan categories and higher average yields on our earning assets.

  •
  Although credit quality remained healthy, we reversed less of our allowance for loan losses in 2006 primarily due to the growth in our commercial loan portfolio (see discussion under "Allowances for Credit Losses.")

  •
  Our noninterest income was impacted by several factors:

  —
  Service charges on deposits decreased due to lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances, as well as from lower demand deposit balances;

  —
  Trust and investment management fees were higher primarily due to higher sales, growth in trust assets, a one-time $3.8 million increase in trust fees resulting from a refinement in our accrual accounting methodology and a change in the administration structure of our HighMark Funds, which were offset by higher outside service expenses (see noninterest expense discussion below). Managed assets increased by approximately 6 percent, while non-managed assets increased by approximately 12 percent from December 31, 2005 to December 31, 2006. Total assets under administration increased by approximately 11 percent, to $219.4 billion, for the same period;

  —
  Insurance commissions decreased mainly due to lower revenues from construction-related projects, which slowed in 2006, and lower contingent revenues;

  —
  Securities losses were lower primarily due to a loss of $50.1 million on the sale of $1.5 billion of government agency securities in our available for sale portfolio during 2005. The sale occurred as a result of our decision to rebalance our portfolio by diversifying our agency concentration risk, with a subsequent reinvestment in AAA-rated non-agency mortgage-backed securities and to fund our expected loan growth;

  —
  Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions; and

  —
  Higher other noninterest income included lower trading provision adjustments to our reserve for losses on customer derivative contracts, which declined by $7.6 million, and a $3.0 million settlement associated with an eminent domain action.

  •
  Contributing to our higher noninterest expense were several factors:

  —
  Salaries and employee benefits increased primarily as a result of:

  •
  annual merit increases and higher staff levels;

  •
  additional contract labor staff for compliance related activities;

      •
      higher severance expense;

      •
      higher incentive expenses related to stock options and higher levels of restricted stock grants in 2006, partly offset by lower bonuses and other performance-related incentives; and

      •
      higher employee benefits expense mainly due to increased group health insurance premiums and pension and other postretirement benefits expense due to actuarial assumptions, partly offset by a decrease in workers' compensation expense;

    —
    Professional services expense increased mainly due to compliance-related expenses;

    —
    Foreclosed asset income reflected higher gains on the sale of foreclosed properties in 2006;

    —
    Provision for losses on off-balance sheet commitments declined by $9.0 million compared to 2005 as a result of improvements in the credit quality of our borrowers compared to the prior year; and

    —
    Higher other noninterest expense, which included higher software costs, marketing expenses and charitable contributions and low income housing investment amortization expenses, partly offset by declining amortization of identifiable intangibles.

Net Interest Income

        The table below shows the major components of net interest income and net interest margin for the periods presented.

	Years Ended December 31,
	2005			2006			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans:(2)
Commercial, financial and industrial	$11,105,948	$677,590	6.10%	$13,220,633	$869,884	6.58%	$14,595,016	$972,270	6.66%
Construction	1,268,448	77,844	6.14	1,857,404	142,031	7.65	2,335,157	177,258	7.59
Residential mortgage	10,513,671	515,485	4.90	11,846,908	607,977	5.13	12,964,171	697,069	5.38
Commercial mortgage	5,529,222	348,788	6.31	5,702,858	404,749	7.10	6,364,705	448,403	7.05
Consumer	2,444,011	159,493	6.53	2,505,770	192,156	7.67	2,572,146	199,361	7.75
Lease financing	591,306	23,653	4.00	570,556	15,232	2.67	593,132	23,789	4.01

Total Loans	31,452,606	1,802,853	5.73	35,704,129	2,232,029	6.25	39,424,327	2,518,150	6.39
Securities—taxable	10,262,274	392,452	3.82	8,417,950	415,902	4.94	8,541,230	440,801	5.16
Securities—tax-exempt	66,178	5,323	8.04	61,729	4,982	8.07	55,771	4,566	8.19
Interest bearing deposits in banks	112,247	2,676	2.38	51,534	2,617	5.08	53,978	3,276	6.07
Federal funds sold and securities purchased under resale agreements	610,735	20,535	3.36	497,318	25,518	5.13	505,732	26,247	5.19
Trading account assets	292,648	4,494	1.54	348,183	6,838	1.96	387,892	8,648	2.23

Total earning assets	42,796,688	2,228,333	5.21	45,080,843	2,687,886	5.96	48,968,930	3,001,688	6.13

Allowance for loan losses	(389,398)			(334,720)			(336,871)
Cash and due from banks	2,246,980			2,063,341			1,902,955
Premises and equipment, net	518,149			507,093			486,232
Other assets	2,421,278			2,662,785			2,567,377

Total assets	$47,593,697			$49,979,342			$53,588,623

Liabilities
Domestic deposits:
Transaction accounts	$12,843,891	159,221	1.24	$12,938,620	292,899	2.26	$14,129,408	409,508	2.90
Savings and consumer time	4,517,958	59,927	1.33	4,363,032	93,171	2.14	4,351,961	116,544	2.68
Large time	3,121,055	83,882	2.69	5,656,370	263,226	4.65	9,469,386	465,088	4.91

Total interest bearing deposits	20,482,904	303,030	1.48	22,958,022	649,296	2.83	27,950,755	991,140	3.55

Federal funds purchased and securities sold under repurchase agreements	898,107	25,854	2.88	701,614	33,711	4.80	1,142,487	56,299	4.93
Net funding allocated from (to) discontinued operations(3)	(373,323)	(11,621)	3.11	70,410	3,377	4.80	101,738	5,091	5.00
Commercial paper	1,086,088	31,672	2.92	1,582,226	75,015	4.74	1,549,681	76,284	4.92
Other borrowed funds(4)	168,220	6,313	3.75	294,977	15,352	5.20	813,578	42,901	5.27
Medium and long-term debt	807,592	32,206	3.99	1,230,846	70,439	5.72	1,776,069	101,096	5.69
Trust notes	15,562	953	6.12	15,109	953	6.31	14,656	953	6.50

Total borrowed funds	2,602,246	85,377	3.28	3,895,182	198,847	5.10	5,398,209	282,624	5.24

Total interest bearing liabilities	23,085,150	388,407	1.68	26,853,204	848,143	3.16	33,348,964	1,273,764	3.82

Noninterest bearing deposits	18,910,489			17,042,412			14,234,781
Other liabilities(3)	1,317,973			1,509,541			1,401,856

Total liabilities	43,313,612			45,405,157			48,985,601
Stockholders' Equity
Common equity	4,280,085			4,574,185			4,603,022

Total stockholders' equity	4,280,085			4,574,185			4,603,022

Total liabilities and stockholders' equity	$47,593,697			$49,979,342			$53,588,623

Reported Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,839,926	4.30%		1,839,743	4.08%		1,727,924	3.53%
Less: taxable-equivalent adjustment		4,352			6,401			9,272

Net interest income		$1,835,574			$1,833,342			$1,718,652

Average Assets and Liabilities of Discontinued Operations for the Year Ended:	December 31, 2005	December 31, 2006	December 31, 2007
Assets	$1,914,743	$202,516	$9,636
Liabilities	$1,541,420	$272,926	$111,374
Net assets	$373,323	$(70,410)	$(101,738)

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

(4)
Includes interest bearing trading liabilities.

        Net interest income in 2007, on a taxable-equivalent basis, decreased 6 percent from 2006 and our net interest margin decreased by 55 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $3.9 billion, or 9 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $1.4 billion increase in average commercial loans, including a $0.1 billion increase in lower yielding loans related to title and escrow customers, a $1.1 billion increase in average residential mortgages, a $0.7 billion increase in average commercial mortgages and a $0.5 billion increase in average construction loans;

  •
  Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 17 basis points;

  •
  Average noninterest bearing deposits decreased $2.8 billion, or 16 percent. Excluding average title and escrow deposits, which decreased $0.7 billion, or 28 percent, average commercial noninterest bearing deposits declined $1.7 billion, or 15 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or 13 percent. Average noninterest bearing deposits represented 34 percent of average total deposits in 2007 compared to 43 percent in 2006; and

  •
  Rates on our interest bearing liabilities were unfavorably impacted by the higher short-term interest rates, as well as an unfavorable shift in deposit mix due to heightened competition for deposits, which resulted in a 66 basis points increase in average rates on average interest bearing liabilities.

        In 2007, our annualized average all-in-cost of funds was 2.68 percent, reflecting an average core deposit-to-loan ratio of 83 percent and a relatively high proportion of average noninterest bearing deposits to average total deposits compared to our peers. In 2006, the annualized all-in-cost of funds was 1.93 percent and our average core deposit-to-loan ratio was 96 percent.

        We use derivatives to hedge expected changes in the benchmark interest rates on our variable rate loans and certificates of deposit (CDs), and to convert our long-term, fixed-rate borrowings to floating rate. For loans, we had hedge expense of $47.9 million and $35.9 million for 2006 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $0.7 million and $0.1 million for 2006 and 2007, respectively.

        Net interest income in 2006 compared to 2005, on a taxable-equivalent basis, was relatively unchanged while our net interest margin decreased by 22 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $2.3 billion, or 5 percent, primarily due to an increase in average loans, partly offset by a decline in average securities. The increase in average loans was largely due to a $2.1 billion increase in average commercial loans and a $1.3 billion increase in average residential mortgages, while average securities declined by $1.8 billion;

  •
  Yields on our earning assets were favorably impacted by the increasing interest rate environment resulting in a higher average yield on average earning assets of 75 basis points, despite being negatively impacted by lower hedge income, which decreased by $53.0 million, and an increase in lower yielding loans related to title and escrow customers; and

  •
  Average noninterest bearing deposits decreased $1.9 billion, or 10 percent, including a decrease of $716.1 million, or 23 percent, in average title and escrow deposits due to the decline in residential real estate activity. Average business demand deposits, excluding title and escrow deposits, declined $896 million, or 7 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $184 million, or 6 percent. Average noninterest bearing deposits represented 43 percent of average total deposits in 2006 compared to 48 percent of average total deposits in 2005.

        In 2006, the annualized average all-in cost of funds was 1.93 percent, reflecting our average deposit-to-loan ratio of 112 percent and a relatively high proportion of noninterest bearing deposits to total deposits. In 2005, the annualized all-in-cost of funds was 0.92 percent and the average deposit-to-loan ratio was 125 percent.

        We use derivatives to hedge expected changes in the benchmark interest rates on our variable rate loans and CDs, and to convert our long-term, fixed-rate borrowings to floating rate. Throughout 2006, these derivative positions provided less net interest income than in 2005, as positions matured and as interest rates rose. However, as we expected, the declines in hedge income were offset by increased yields on the underlying variable rate loans. For our loans, we had hedge income of $5.1 million and hedge expense of $47.9 million for 2005 and 2006, respectively. For deposits and long-term fixed rate borrowings, hedge income was $12.6 million and $0.7 million for 2005 and 2006, respectively.

Analysis of Changes in Net Interest Income

        The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2005, 2006 and 2007. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate. Loan fees of $79 million, $71 million and $65 million for the years ended 2005, 2006 and 2007, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	Years Ended December 31,
	2006 versus 2005			2007 versus 2006
	Increase (decrease) due to change in			Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income(1)
Loans:
Commercial, financial and industrial	$128,996	$63,298	$192,294	$90,434	$11,952	$102,386
Construction	36,162	28,025	64,187	36,548	(1,321)	35,227
Residential mortgage	65,329	27,163	92,492	57,316	31,776	89,092
Commercial mortgage	10,956	45,005	55,961	46,991	(3,337)	43,654
Consumer	4,033	28,630	32,663	5,091	2,114	7,205
Lease financing	(830)	(7,591)	(8,421)	603	7,954	8,557

Total Loans	244,646	184,530	429,176	236,983	49,138	286,121
Securities - taxable	(70,453)	93,903	23,450	6,090	18,809	24,899
Securities - tax-exempt	(358)	17	(341)	(481)	65	(416)
Interest bearing deposits in banks	(1,445)	1,386	(59)	124	535	659
Federal funds sold and securities purchased under resale agreements	(3,811)	8,794	4,983	432	297	729
Trading account assets	855	1,489	2,344	778	1,032	1,810

Total earning assets	169,434	290,119	459,553	243,926	69,876	313,802

Changes in Interest Expense
Deposits:
Transaction accounts	1,175	132,503	133,678	26,912	89,697	116,609
Savings and consumer time	(2,061)	35,305	33,244	(236)	23,609	23,373
Large time	68,200	111,144	179,344	177,305	24,557	201,862

Total interest bearing deposits	67,314	278,952	346,266	203,981	137,863	341,844

Federal funds purchased and securities sold under repurchase agreements	(5,659)	13,516	7,857	21,162	1,426	22,588
Net funding allocated from (to) discontinued operations	13,800	1,198	14,998	1,503	211	1,714
Commercial paper	14,487	28,856	43,343	(1,543)	2,812	1,269
Other borrowed funds	4,753	4,286	9,039	26,967	582	27,549
Medium and long-term debt	16,888	21,345	38,233	31,187	(530)	30,657
Trust notes	(28)	28	—	(29)	29	—

Total borrowed funds	44,241	69,229	113,470	79,247	4,530	83,777

Total interest bearing liabilities	111,555	348,181	459,736	283,228	142,393	425,621

Changes in net interest income	$57,879	$(58,062)	$(183)	$(39,302)	$(72,517)	$(111,819)

(1)
Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

Noninterest Income and Noninterest Expense

        The following tables detail noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the years ended December 31, 2005, 2006 and 2007.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2006 versus 2005		2007 versus 2006
(Dollars in thousands)
	2005	2006	2007	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$323,865	$319,647	$304,362	$(4,218)	(1)%	$(15,285)	(5)%
Trust and investment management fees	128,396	147,539	157,734	19,143	15	10,195	7
Insurance commissions	78,915	72,547	69,296	(6,368)	(8)	(3,251)	(4)
Trading account activities	49,090	56,916	65,608	7,826	16	8,692	15
Merchant banking fees	43,898	42,185	44,123	(1,713)	(4)	1,938	5
Brokerage commissions and fees	30,038	35,811	39,839	5,773	19	4,028	11
Card processing fees, net	25,105	28,400	30,307	3,295	13	1,907	7
Securities gains (losses), net	(50,039)	2,242	1,621	52,281	nm	(621)	(28)
Gains on private capital investments, net	27,187	23,112	43,881	(4,075)	(15)	20,769	90
Other	103,162	102,544	111,531	(618)	(1)	8,987	9

Total noninterest income	$759,617	$830,943	$868,302	$71,326	9%	$37,359	5%

nm = not meaningful

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2006 versus 2005		2007 versus 2006
(Dollars in thousands)
	2005	2006	2007	Amount	Percent	Amount	Percent
Salaries and other compensation	$726,927	$777,978	$801,049	$51,051	7%	$23,071	3%
Employee benefits	178,352	191,636	162,975	13,284	7	(28,661)	(15)

Salaries and employee benefits	905,279	969,614	964,024	64,335	7	(5,590)	(1)
Net occupancy	137,518	139,152	144,824	1,634	1	5,672	4
Outside services	109,535	110,102	76,499	567	1	(33,603)	(31)
Professional services	44,088	62,597	69,118	18,509	42	6,521	10
Equipment	66,879	68,751	64,940	1,872	3	(3,811)	(6)
Software	54,813	60,960	58,413	6,147	11	(2,547)	(4)
Advertising and public relations	36,677	43,920	41,627	7,243	20	(2,293)	(5)
Communications	40,009	38,518	37,216	(1,491)	(4)	(1,302)	(3)
Data processing	31,834	31,041	33,053	(793)	(2)	2,012	6
Intangible asset amortization	16,822	11,591	7,679	(5,231)	(31)	(3,912)	(34)
Foreclosed asset expense (income)	(5,635)	(15,322)	110	(9,687)	nm	15,432	nm
(Reversal of) provision for losses on off-balance sheet commitments	4,000	(5,000)	9,000	(9,000)	nm	14,000	nm
Other	110,264	121,925	136,902	11,661	11	14,977	12

Total noninterest expense	$1,552,083	$1,637,849	$1,643,405	$85,766	6%	$5,556	—%

nm = not meaningful

Income Tax Expense

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Income before income taxes	$1,093,791	$1,031,436	$862,549
Income tax expense	359,074	270,121	292,683
Effective tax rate	33%	26%	34%

        The increase in the effective tax rate in 2007 was primarily due to a credit to state income tax expense of $72.8 million in 2006 for a refund received in a settlement between us and the State of California in an action we brought to recover taxes paid for the calendar years 1989 through 1995. The settlement was made in response to claims for refunds filed by us in 2001 with respect to the proper tax treatment of losses from loans and securities during 1989 through 1995. The losses were incurred by the group of affiliated corporations included in our California tax filing. After an initial denial of the claims by the FTB Audit Division, we filed a suit for refund in San Francisco Superior Court. The settlement agreement settled all claims for the years at issue and the lawsuit was dismissed.

        In the normal course of business, the tax returns of UnionBanCal Corporation and its subsidiaries are subject to review and examination by various tax authorities. In the course of its examination of our federal tax returns for the years 1998 through 2002, the IRS has disallowed the tax deductions claimed with respect to certain leveraged leasing transactions, referred to as "lease-in/lease-outs" (LILOs). We believe our tax treatment of these LILOs was consistent with applicable tax law, regulations and case law, and we intend to defend our position vigorously.

        In 2003, we made partial payments of the tax and interest assessed on LILOs and filed a protest with the IRS Administrative Appeals Division (Appeals). During 2005, we concluded our discussions with Appeals without resolution. In the fourth quarter of 2005, we paid the balance of the tax and interest, for a total payment of $95.1 million. In August 2006, we filed a refund suit in the Court of Federal Claims. A trial date has not yet been set.

        On January 1, 2007, we adopted FIN No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." The Interpretation establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon final settlement with the taxing authority. We recognized a $49.3 million reduction to the beginning balance of retained earnings upon adoption of the Interpretation. During 2007, we recognized gross increases to the balance of unrecognized tax benefits of $22.6 million and gross decreases of $22.3 million. We also recognized $1.5 million of interest expense on unrecognized tax benefits during the year. The net changes to unrecognized tax benefits and accrued interest during the year resulted in an increase in our effective tax rate of 0.1 percent.

        The total amount of unrecognized tax benefits at December 31, 2007 was $137.7 million. Included in this total was $84.6 million that, if recognized, would result in adjustments to other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.1 million. At December 31, 2007, we had accrued $10.5 million of interest expense and no penalties related to unrecognized tax benefits.

        During the next 12 months, it is reasonably possible that the statute of limitations pertaining to positions taken by us with respect to certain affiliates in prior year state income tax returns may lapse. As a result, the total amount of unrecognized tax benefits may decrease by zero up to $14.8 million. Should this decrease occur, the net impact to income tax expense, including interest, would be up to $12.0 million. We do not expect any other material increases or decreases to unrecognized tax benefits during the next 12 months. However, we are subject to federal and state tax examinations, as well as ongoing litigation concerning our LILO transactions. Therefore, our estimate of unrecognized tax benefits is subject to change based on new developments and information. The tax years open to examination by major jurisdictions are 2003 and forward.

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

        In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential, consumer and certain small commercial loans and leases are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and as a result may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

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

        Another part of the control process is the Independent Risk Monitoring Group for Credit (IRMG-Credit), which reports to the Board of Directors and provides both the Board of Directors and executive management with an independent assessment of the level of credit risk and the effectiveness of the credit management process. IRMG-Credit routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers to ensure that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, IRMG-Credit reviews and provides commentary on proposed changes to credit policies, practices and underwriting guidelines. IRMG-Credit summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

Loans

        The following table shows loans outstanding by loan type and as a percentage of total loans for 2003 through 2007. Information about our loan portfolio is also included in "Business Segments."

											Increase (Decrease) December 31, 2007 From:
	December 31,										December 31, 2006
(Dollars in millions)
	2003		2004		2005		2006		2007		Amount	Percent
Commercial, financial and industrial	$8,898	36%	$9,955	35%	$11,451	35%	$12,945	35%	$14,564	35%	$1,619	12.5%
Construction	1,101	5	1,130	4	1,447	4	2,176	6	2,407	6	231	10.6
Mortgage:
Residential	7,464	31	9,538	33	11,380	34	12,344	34	13,827	34	1,483	12.0
Commercial	4,195	17	5,409	19	5,683	17	6,028	16	7,021	17	993	16.5

Total mortgage	11,659	48	14,947	52	17,063	51	18,372	50	20,848	51	2,476	13.5
Consumer:
Installment	819	3	768	2	891	3	1,137	3	1,327	3	190	16.7
Revolving lines of credit	1,222	5	1,582	5	1,611	5	1,401	4	1,334	3	(67)	(4.8)

Total consumer	2,041	8	2,350	7	2,502	8	2,538	7	2,661	6	123	4.8
Lease financing	664	3	609	2	580	2	581	2	655	2	74	12.7

Total loans held for investment	24,363	100	28,991	100	33,043	100	36,612	100	41,135	100	4,523	12.4
Total loans held for sale	12	—	118	—	53	—	60	—	69	—	9	15.0

Total loans	$24,375	100%	$29,109	100%	$33,096	100%	$36,672	100%	$41,204	100%	$4,532	12.4%

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

        The commercial, financial and industrial loan portfolio increased from December 31, 2006 mainly due to increased loan demand primarily in the oil and gas and national corporate segments, as well as the California middle market.

Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. Construction loans are extended primarily to commercial property developers and to residential builders.

        The construction loan portfolio increased from December 31, 2006 primarily due to higher demand for income property projects with retail, office and apartment financing representing the largest components.

        The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. Commercial mortgages increased from December 31, 2006 mainly due to higher demand in the California middle market sector for real estate related financing.

Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At December 31, 2007, 68 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have several loan products that allow a customer to move more quickly through the loan origination process by reducing or eliminating the need to verify the income or assets of the customer. We refer to these loans as "no doc" or "low doc" loans. "No doc" loans are only available through the Retail Banking channel to existing clients for owner-occupied properties and eliminate the verification of both income and assets, while "low doc" loans require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at December 31, 2007 were lower than fully documented loans. At December 31, 2007, the total amount of "no doc" and "low doc" loans past due 30 days or more was $15.9 million, compared to $5.7 million at December 31, 2006. The total amount of residential mortgages delinquent 30 days or more was $49.9 million at December 31, 2007, compared to $27.9 million at December 31, 2006. Although delinquencies have risen since December 31, 2006, the total amount delinquent remains low.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

        On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008 which, among other provisions, authorizes the three federal mortgage loan conduits, the Federal National Mortgage Association (known as Fannie Mae), the Federal Home Loan Mortgage Corporation (known as Freddie Mac) and the Federal Housing Administration, to purchase new and existing "jumbo" residential mortgage loans originated after June 30, 2007. The legislation, which will go into operation when the federal mortgage agencies calculate and publish new loan limits for each Standard Metropolitan Statistical Area, based on average housing prices, will increase the current limit on conforming loans which can be purchased by Fannie Mae and Freddie Mac to up to $729,750 from its current maximum of $417,000. The purpose of the increased purchase authority, which will apply to loans originated through the end of 2008, is to provide increased liquidity to the secondary market for "jumbo" residential loans. Loans on residential properties in a number of counties in the State of California where housing prices remain relatively high will be covered by the increased purchase authority. This could result in an increased rate of loan originations and refinancings of loans on such properties, including properties securing loans made by us. The degree to which this will occur and its overall effect on our residential mortgage loan portfolio cannot be determined at this time.

Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The increase in consumer loans from December 31, 2006 was primarily in our "Flex Equity Line/Loan" product. The "Flex Equity Line/Loan" allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert their "Flex Equity Lines/Loans" to fixed rate loans, these new loans are classified as installment loans. Our total home equity loans and lines delinquent 30 days or more were $8.4 million at December 31, 2007, compared to $4.6 million at December 31, 2006. Although the percentage increase from December 31, 2006 is high, the dollar amount of the increase is not significant.

Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At December 31, 2007, we had leveraged leases of $552 million, which were net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings, including those that are part of our discontinued operations, reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2007 for Canada, the only country where such outstandings exceeded 1 percent of total assets. For the years ended December 31, 2005 and December 31, 2006, there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments in foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
December 31, 2007
Canada	$6	$—	$817	$823

Provision for Loan Losses

        We recorded a provision for loan losses of $81 million in 2007, compared with a reversal of allowance for loan losses of $5 million in 2006. There was a $9 million provision for losses related to the allowance for losses on off-balance sheet commitments in 2007, compared to a reversal of provision for losses on off-balance sheet commitments of $5 million in 2006. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

Allowances for Credit Losses

  Policy and Methodology

        We maintain allowances for credit losses (defined as both the allowance for loan and off- balance sheet commitment losses) to absorb losses inherent in the loan portfolio, as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, the specific allowance for identified problem credit exposures, the unallocated allowance and the allowance for off-balance sheet commitments.

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

        Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the level of historical net charge offs and losses expected by management in the near term. We estimate our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the credit-worthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. For our criticized risk-graded loans, we measure the losses based upon the remaining life of the loan. See definition of criticized credits under "Changes in the Formula and Specific Allowances" in this section of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

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

        A specific allowance is established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, or methods that include a range of probable outcomes based upon certain qualitative factors.

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

        We review these conditions quarterly with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

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

        The following table reflects the related allowance for loan losses allocated to a loan category at the period end and percentage of the allocation to the period end loan balance of that loan category, as set forth in the "Loans" table on page F-20.

	December 31,
(Dollars in thousands)
	2003		2004		2005
Commercial, financial, and industrial	$213,906	2.40%	$182,877	1.84%	$169,700	1.48%
Construction	14,000	1.27	14,843	1.31	19,800	1.37
Mortgage:
Residential	2,200	0.03	2,900	0.03	3,400	0.03
Commercial	24,756	0.59	83,414	1.54	72,500	1.28

Total mortgage	26,956	0.23	86,314	0.58	75,900	0.44
Consumer:
Installment	3,000	0.37	2,400	0.31	1,900	0.21
Revolving lines of credit	2,400	0.20	2,400	0.15	2,000	0.12

Total consumer	5,400	0.26	4,800	0.20	3,900	0.16
Lease financing	29,800	4.49	27,634	4.54	17,200	2.97

Total allocated allowance	290,062	1.19	316,468	1.09	286,500	0.87
Unallocated	172,948		82,688		65,032

Total allowance for loan losses	$463,010	1.90%	$399,156	1.37%	$351,532	1.06%

					Increase (Decrease) Years Ended December 31,
	December 31,				2007 versus 2006
(Dollars in thousands)
	2006		2007		Amount	Percent
Commercial, financial, and industrial	$150,600	1.16%	$172,800	1.19%	$22,200	15%
Construction	34,600	1.59	57,300	2.38	22,700	66
Mortgage:
Residential	3,700	0.03	4,100	0.03	400	11
Commercial	73,600	1.22	70,900	1.01	(2,700)	(4)

Total mortgage	77,300	0.42	75,000	0.36	(2,300)	(3)
Consumer:
Installment	1,200	0.11	2,900	0.22	1,700	142
Revolving lines of credit	1,800	0.13	3,700	0.28	1,900	106

Total consumer	3,000	0.12	6,600	0.25	3,600	120
Lease financing	6,500	1.12	6,100	0.93	(400)	(6)

Total allocated allowance	272,000	0.74	317,800	0.77	45,800	17
Unallocated	59,077		84,926		25,849	44

Total allowance for loan losses	$331,077	0.90%	$402,726	0.98%	$71,649	22%

  Comparison of the Total Allowances and Related Provisions for Credit Losses

        At December 31, 2005, 2006 and 2007, our total allowances for credit losses were 744 percent, 987 percent, and 885 percent of total nonaccrual loans, respectively. At December 31, 2005, 2006 and 2007, our total allowances for loan losses were 597 percent, 792 percent and 723 percent of total nonaccrual loans, respectively. In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2007, total impaired loans were $56 million and the associated impairment allowance was $11 million, compared with total impaired loans of $27 million and an associated impairment allowance of $3 million at December 31, 2006, and total impaired loans of $59 million and an associated impairment allowance of $13 million at December 31, 2005.

        At December 31, 2007, the allowance for losses on off-balance sheet commitments was $90 million, resulting in an increase of $9 million from 2006. At December 31, 2006, the allowance for losses on off-balance sheet commitments was $81 million, resulting in a $5 million reversal of allowance from 2005. At December 31, 2005, the allowance for losses on off-balance sheet commitments was $86 million, an increase of $4 million from 2004. Funded loans and off-balance sheet commitments are considered together when determining the adequacy of the allowances for credit losses as a whole.

        During 2005, 2006 and 2007, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, except for the refinement in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which affected the assessment of the unallocated allowance.

        As a result of management's assessment of factors, including the credit quality of our loan portfolio, the adverse impact of a significant slowdown in the housing market, and growth and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $81 million in 2007, compared to a reversal of allowance for loan losses of $5 million in 2006.

        The following table sets forth the components of the allowances for credit losses.

				Increase (Decrease) December 31, 2007 From December 31, 2006
	December 31,
(Dollars in millions)
	2005	2006	2007	Amount	Percent
Allocated allowance:
Formula	$356	$347	$395	$48	14%
Specific	17	6	12	6	100

Total allocated allowance	373	353	407	54	15
Unallocated allowance	65	59	86	27	46

Total allowances for credit losses	$438	$412	$493	$81	20%

  Changes in the Formula and Specific Allowances

        The increase in the formula allowance from December 31, 2006 was primarily due to the impact of an increase in criticized credits (as defined below), including those increases related to the deterioration in business conditions for the homebuilder industry.

        The specific allowance increase from December 31, 2006 to December 31, 2007 was primarily reflective of an increase in nonaccrual loans and the amount of loss inherent in the exposure. At December 31, 2006, the specific allowance decreased from December 31, 2005 primarily reflective of decreases in nonaccrual loans and the amount of loss inherent in the exposure.

        The total allocated allowance includes the allowance for losses related to off-balance sheet exposures such as unfunded commitments and letters of credit.

        At December 31, 2007, the allocated portion of the allowances for credit losses included $124 million related to special mention and classified credits (criticized credits), compared to $58 million at December 31, 2006 and $82 million at December 31, 2005. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

  Changes in the Unallocated Allowance

        The following table identifies the components of the unallocated allowance and the range of inherent loss.

	December 31, 2005			December 31, 2006			December 31, 2007
(Dollars in millions) Concentration
	Commitments(1)	Low	High	Commitments(1)	Low	High	Commitments(1)	Low	High
Real Estate	$8,728	$8	$18	$10,183	$8	$20	$11,848	$30	$54
Fuel Prices	43,557	8	34	48,264	3	14	54,250	3	12
Concentrated Sales	2,175	4	7	2,301	7	12	2,086	7	12
Contractors	987	3	5	844	5	7	1,021	5	7
Material/Supplies	—	—	—	—	—	—	499	3	6
Advertising Dependents	—	—	—	1,059	2	4	879	2	4
Retail	2,118	1	3	2,416	1	2	2,571	1	2
Leasing	586	3	6	591	3	6	—	—	—

Total Attributed		$27	$73		$29	$65		$51	$97

(1)
Includes loans outstanding and unused commitments.

        At December 31, 2007, the unallocated allowance increased from December 31, 2006. The reasons for the increase, and for which an unallocated allowance was warranted, follow.

        In our assessment as of December 31, 2007, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

        Although in certain instances the downgrading of a loan resulting from the effects of the conditions described below has been reflected in the formula allowance, management believes that the impact of these events on the collectibility of the applicable loans may not have been fully reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. In addition, our formula allowance does not take into consideration sector-specific changes in the severity of losses that are expected to arise from current economic conditions compared with our historical losses. Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors are subject to higher degrees of uncertainty because they are not identified with specific problem credits.

        In certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is captured in the allocated allowance. The following describes the specific conditions we considered.

  •
  With respect to commercial real estate, we considered the significant weakening in the residential building market.

  •
  With respect to fuel prices, we considered the ability of borrowers to absorb higher fuel prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores and other companies that generate 15 percent or more of their revenues from one customer, we considered the increased pricing pressure and competition among suppliers to the large "big box" retailers.

  •
  With respect to contractors, we considered the decline in the residential housing market, as well as potential problems in commercial real estate created by the housing-related credit tightening.

  •
  With respect to building material suppliers, we considered the weakness in the homebuilding industry, including weak home sales, and the effects on suppliers.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues.

  •
  With respect to retailers, we considered lower than expected sales results especially during the recent holiday period, with retailers reporting either nominal gains or declines in same store sales, and specific concerns among certain retail segments.

  •
  With respect to leasing, we considered the improving outlook for airlines, which are benefiting from higher capacity utilization.

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

  •
  With respect to concentrated sales, we considered the increasing pricing pressures and competition among suppliers to the large "big box" retailers.

  •
  With respect to contractors, we considered the continued slowdown in the residential construction markets.

  •
  With respect to leasing, we considered the improving outlook for airlines, which are benefiting from improving fuel pricing and capacity utilization, as well as some weakness in the utilities sector.

  •
  With respect to customers whose revenues are dependent on advertising, we considered the impact of declining newspaper, radio and television advertising sales revenues and declining newspaper circulation totals.

  •
  With respect to retailers, we considered mixed sales results especially during the recent holiday period, with retailers reporting modest gains in same store sales, and specific concerns among certain retail segments.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

						Increase (Decrease) December 31, 2007 From:
	Years Ended December 31,					December 31, 2006
(Dollars in thousands)
	2003	2004	2005	2006	2007	Amount	Percent
Balance, beginning of period(2)	$553,090	$463,010	$399,156	$351,532	$331,077	$(20,455)	(6)%
Loans charged off:
Commercial, financial and industrial	159,611	70,107	19,962	36,520	12,177	(24,343)	(67)
Construction	—	765	118	—	—	—	—
Mortgage	7,286	43	2,071	336	92	(244)	(73)
Consumer	9,657	6,397	4,532	3,777	6,335	2,558	68
Lease financing	33,032	2,361	19,862	22	—	(22)	(100)

Total loans charged off	209,586	79,673	46,545	40,655	18,604	(22,051)	(54)
Recoveries of loans previously charged off:
Commercial, financial and industrial	45,822	50,432	47,526	19,135	6,953	(12,182)	(64)
Construction	—	118	34	—	—	—	—
Mortgage	150	1,702	73	73	336	263	nm
Consumer	3,673	1,971	1,716	1,513	1,082	(431)	(28)
Lease financing	446	1,374	206	4,486	118	(4,368)	(97)

Total recoveries of loans previously charged off	50,091	55,597	49,555	25,207	8,489	(16,718)	(66)

Net loans charged off (recovered)	159,495	24,076	(3,010)	15,448	10,115	(5,333)	(35)
(Reversal of) provision for loan losses	58,999	(58,232)	(50,683)	(5,000)	81,000	(86,000)	(1,720)
Foreign translation adjustment and other net additions (deductions)(1)	10,416	18,454	49	(7)	764	771	nm

Ending balance of allowance for loan losses	$463,010	$399,156	$351,532	$331,077	$402,726	$71,649	22
Allowance for losses on off-balance sheet commitments(2)	69,900	82,375	86,375	81,374	90,374	9,000	11

Allowances for credit losses	$532,910	$481,531	$437,907	$412,451	$493,100	$80,649	20

Allowances for loan losses to total loans(3)	1.90%	1.37%	1.06%	0.90%	0.98%
Allowances for credit losses to total loans(4)	2.19	1.65	1.32	1.12	1.20
(Reversal of) provision for loan losses to net loans charged off (recovered)	36.99	(241.87)	nm	(32.37)	800.79
Net loans charged off (recovered) to average total loans	0.64	0.09	(0.01)	0.04	0.03

(1)
Includes $5.7 million related to the Business Bancorp acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004. Also includes $10.3 million related to the Monterey Bay Bank acquisition in 2003.

(2)
For all periods presented, the allowance and provision for loan losses have been restated to exclude the portion of the allowance and provision relating to off-balance sheet commitment losses. The restated balance of the allowance for loan losses at December 31, 2002 and 2003 was $553,090, and 463,010, respectively.

(3)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(4)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

nm - not meaningful

        Total loans charged off in 2005, 2006 and 2007 decreased from each prior year. Lease charge offs in 2005 related primarily to several commercial aircraft leases. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

        Loan recoveries in 2007 decreased from 2006 as a result of declining charge offs in the previous years. Also, loan recoveries in 2006 decreased from 2005, which included a single large commercial loan recovery in 2005 totaling over $9 million. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

Nonperforming Assets

        Nonperforming assets may consist of nonaccrual loans, distressed loans held for sale and foreclosed assets. Nonaccrual loans are those for which management has discontinued the accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Annual Report.

        Distressed loans held for sale are loans, which would otherwise be included in nonaccrual loans, which have been identified for accelerated disposition. Disposition of these assets is contemplated within a short period of time, not to exceed one year.

        Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

						Increase (Decrease) December 31, 2007 From:
	December 31,					December 31, 2006
(Dollars in thousands)
	2003	2004	2005	2006	2007	Amount	Percent
Commercial, financial and industrial	$190,404	$58,538	$50,073	$7,552	$29,293	$21,741	nm %
Construction	—	2,622	—	—	13,662	13,662	nm
Mortgage—Commercial	38,354	26,519	8,819	19,187	12,775	(6,412)	(33.4)
Lease financing	51,603	54,894	—	15,047	—	(15,047)	(100.0)

Total nonaccrual loans	280,361	142,573	58,892	41,786	55,730	13,944	33.4
Foreclosed assets	5,689	7,282	2,753	579	795	216	37.3

Total nonperforming assets	$286,050	$149,855	$61,645	$42,365	$56,525	$14,160	33.4

Allowances for loan losses	$463,010	$399,156	$351,532	$331,077	$402,726	$71,649	21.6%

Allowances for credit losses	$532,910	$481,531	$437,907	$412,451	$493,100	$80,649	19.6%

Nonaccrual loans to total loans	1.15%	0.49%	0.18%	0.11%	0.14%
Allowance for loan losses to nonaccrual loans(1)	165.15	279.97	596.91	792.32	722.64
Allowances for credit losses to nonaccrual loans(2)	190.08	337.74	743.58	987.06	884.80
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	1.17	0.51	0.19	0.12	0.14
Nonperforming assets to total assets	0.67	0.31	0.12	0.08	0.10

(1)
The allowance for loan losses to nonaccrual loans ratios are calculated using the allowances for loan losses against end of period total nonaccrual loans. These ratios relate to continuing operations only.

(2)
The allowances for credit losses to nonaccrual loans ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total nonaccrual loans. These ratios relate to continuing operations only.

nm - not meaningful

        The increase in nonaccrual loans from December 31, 2006 to December 31, 2007 was primarily due to an increase in nonperforming real estate loans, an energy-related company loan and a healthcare company loan, partially offset by higher loan paydowns and improving credit quality elsewhere in the portfolio. During 2007, we sold approximately $3 million of nonperforming loans compared to approximately $26 million in 2006, which reduced our credit exposures. Losses from these sales were reflected in charge offs.

        The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.

						Increase (Decrease) December 31, 2007 From
	December 31,					December 31, 2006
(Dollars in thousands)
	2003	2004	2005	2006	2007	Amount	Percent
Commercial, financial and industrial	$893	$1,315	$187	$3,085	$3,797	$712	23.1%
Construction	—	—	677	—	—	—	—
Mortgage:
Residential	1,878	1,385	2,784	2,359	13,359	11,000	nm
Commercial	—	—	499	2,155	—	(2,155)	(100.0)

Total mortgage	1,878	1,385	3,283	4,514	13,359	8,845	nm
Consumer and other	1,123	1,157	819	1,706	2,982	1,276	74.8

Total loans 90 days or more past due and still accruing	$3,894	$3,857	$4,966	$9,305	$20,138	$10,833	nm %

nm - not meaningful

        Residential mortgage loans contractually past due 90 days or more at December 31, 2007 included $12.5 million of loans in foreclosure with an average current loan-to-value ratio of 71 percent.

Interest Foregone

        If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized $9.0 million of interest income in 2007.

        After designation as a nonaccrual loan, we recognized interest income on a cash basis of $3.6 million and $3.9 million for loans that were on nonaccrual status at December 31, 2006 and 2007, respectively.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At December 31, 2007, approximately 99 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Annual Report.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. The two largest components of our securities available for sale are $6.6 billion for Asset and Liability Management (ALM) purposes and $1.8 billion of CLOs. ALM securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

        All of our CLO securities are known as "Cash Flow CLOs." A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs repay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that repay note holders through the trading and sale of underlying collateral. At December 31, 2007, the fair value of our CLO securities had declined by approximately $213.0 million from December 31, 2006. Our values are based upon indicative broker quotes. These broker quotes are derived from pricing models whose assumptions are based upon observable inputs. The two main reasons for the decline were widening credit spreads and a general lack of liquidity in the marketplace, precipitated by the subprime lending crisis. At December 31, 2007, 98.6% of our CLO securities were rated single-A or better by two of the three major rating agencies. Since no observable credit quality issues were present in our CLO portfolio at December 31, 2007, and we have the ability and intent to hold the CLO securities until recovery of the carrying value, which could be maturity, we consider the unrealized loss to be temporary.

Analysis of Securities Available for Sale

        The following table shows the remaining contractual maturities and expected yields of the securities available for sale based upon amortized cost at December 31, 2007. The fair value of our securities available for sale portfolio at December 31, 2006 was $8.8 billion, compared to $8.5 billion at December 31, 2007.

        Included in our securities available for sale portfolios at both December 31, 2006 and 2007 were securities used for ALM purposes of $6.6 billion. These securities had an expected weighted average maturity of 2.8 years and 3.0 years, respectively.

Securities Available For Sale

	December 31, 2007 Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$1,008	3.32%	$—	—%	$—	—%	$—	—%	$1,008	3.32%
Other U.S. government	145,800	3.21	558,591	5.10	—	—	—	—	704,391	4.71
Mortgage-backed securities(1)(2)	981	6.03	2,310	5.62	1,851,440	4.11	3,879,106	5.10	5,733,837	4.78
State and municipal	1,848	7.42	10,828	7.11	16,463	3.99	24,555	4.83	53,694	5.12
Asset-backed and debt securities	—	—	94,471	4.00	1,087,728	6.00	975,256	5.90	2,157,455	5.87
Equity securities(3)					—	—	—	—	12,564	—
Foreign securities	1,393	4.37	—	—	—	—	—	—	1,393	4.37

Total securities available for sale	$151,030	3.29%	$666,200	4.98%	$2,955,631	4.80%	$4,878,917	5.26%	$8,664,342	5.04%

(1)
Although the mortgage-backed securities have been ascribed to periods based upon their contractual maturities, principal payments are received prior to maturity because borrowers have the right to repay their obligations at any time.

(2)
See discussion of expected duration in "Quantitative and Qualitative Disclosures About Market Risk."

(3)
Equity securities do not have a stated maturity and are included in the total column only.

Loan Maturities

        The following table presents our loans by contractual maturity except for loans held for sale, which are presented based on the period when the sale is expected to take place.

	December 31, 2007
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial and industrial	$3,618,179	$8,998,589	$1,946,709	$14,563,477
Construction	1,195,651	1,203,327	7,751	2,406,729
Mortgage:
Residential	65,974	10,304	13,750,963	13,827,241
Commercial	418,320	1,905,911	4,697,068	7,021,299

Total mortgage	484,294	1,916,215	18,448,031	20,848,540
Consumer:
Installment	6,141	68,661	1,252,546	1,327,348
Revolving lines of credit	1,175,073	156,712	2,347	1,334,132

Total consumer	1,181,214	225,373	1,254,893	2,661,480
Lease financing	847	51,881	601,739	654,467

Total loans held to maturity	6,480,185	12,395,385	22,259,123	41,134,693
Total loans held for sale	64,843	—	4,652	69,495

Total loans	$6,545,028	$12,395,385	$22,263,775	$41,204,188

Allowance for loan losses				402,726

Loans, net				$40,801,462

Total fixed rate loans due after one year				$7,771,421
Total variable rate loans due after one year				26,887,739

Total loans due after one year				$34,659,160

Time Deposits of $100,000 and Over

        The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in thousands)	December 31, 2007
Three months or less	$6,769,248
Over three months through six months	689,264
Over six months through twelve months	193,273
Over twelve months	75,892

Total domestic time deposits of $100,000 and over	$7,727,677

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

Borrowed Funds

        The following table presents information on our borrowed funds.

	December 31,
(Dollars in thousands)
	2005	2006	2007
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 3.97%, 5.18% and 4.29% at December 31, 2005, 2006 and 2007, respectively(1)	$651,529	$1,083,927	$1,631,602
Commercial paper, with weighted average interest rates of 3.60%, 4.99%, and 4.25% at December 31, 2005, 2006 and 2007, respectively	680,027	1,661,163	1,266,656
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 7.06%, 6.77% and 4.52% at December 31, 2005, 2006 and 2007, respectively	5,800	1,000	949,000
Term federal funds purchased, with weighted average interest rates of 4.29%, 5.37% and 4.79% at December 31, 2005, 2006 and 2007, respectively	2,000	351,700	805,970
All other borrowed funds, with weighted average interest rates of 4.13%, 4.26% and 5.23% at December 31, 2005, 2006 and 2007, respectively	126,685	79,701	120,653

Total borrowed funds	$1,466,041	$3,177,491	$4,773,881

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$2,285,569	$1,083,927	$1,823,872
Average balance during the year	898,107	701,614	1,142,487
Weighted average interest rate during the year(1)	2.88%	4.80%	4.93%
Commercial paper:
Maximum outstanding at any month end	$1,390,504	$1,859,747	$1,875,647
Average balance during the year	1,086,088	1,582,226	1,549,681
Weighted average interest rate during the year	2.92%	4.74%	4.92%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$7,300	$5,800	$949,000
Average balance during the year	7,219	2,657	35,312
Weighted average interest rate during the year	6.41%	8.05%	4.59%
Term federal funds purchased:
Maximum outstanding at any month end	$215,000	$703,310	$2,005,340
Average balance during the year	57,695	217,646	716,115
Weighted average interest rate during the year	3.01%	5.28%	5.25%
All other borrowed funds:
Maximum outstanding at any month end	$144,038	$172,858	$120,653
Average balance during the year	103,306	74,674	62,151
Weighted average interest rate during the year	3.98%	4.89%	5.94%

(1)
Weighted average interest rates provided relate to external funding and do not reflect expenses (earnings) allocated on net funding to discontinued operations. For further information, see Note 2 to our Consolidated Financial Statements included in this Annual Report.

Capital Adequacy, Dividends and Share Repurchases

  Capital Adequacy and Capital Management

        We strive to maintain strong capital levels, to use capital effectively and to return excess capital to our stockholders.

        We have historically maintained capital levels in excess of those levels required by bank regulators and above industry averages. Strong capital improves our ability to absorb unanticipated losses and contributes to higher ratings by bank regulatory agencies and credit rating agencies.

        We strive to use our capital effectively, with our first priority to support our long-term growth and strategic positioning. Capital is used to fund loan growth and other balance sheet growth, to reinvest in our core businesses and to fund strategic acquisitions. Capital is also employed to pay a competitive dividend to our stockholders and to periodically increase the dividend. When we possess capital in excess of core business and dividend requirements, we have often employed some of that excess capital to repurchase common stock.

        Our primary source of capital is income generated by our operations. In addition, we have generated capital from common stock issued in connection with acquisitions and with employee stock option exercises, to the extent that amounts were not recognized in net income, and from the net proceeds of asset sales and business divestitures.

        We are subject to minimum capital requirements at both the bank and holding company levels, as defined by our bank regulators. We have historically maintained capital levels well above the minimum thresholds and, where applicable, in excess of the thresholds established by the banking regulators to identify "well-capitalized" institutions.

        In addition, we monitor a variety of US GAAP capital measures and hybrid capital measures to maintain capital levels consistent with our goals. These measures include the tangible common equity ratio and various capital metrics favored by the major credit rating agencies. We analyze these ratios relative to our current financial position, our projected financial position and peer banks.

  Dividends

        We strive to pay our stockholders a competitive dividend, while maintaining a conservative payout ratio. We review our dividend rate quarterly in conjunction with a quarterly review of capital. We have elected to increase the dividend rate several times in recent years, reflecting our strong capital levels and expectations of solid capital generation going forward.

  Share repurchases

        In recent years, we have elected to return a significant amount of excess capital to our stockholders in the form of share repurchases. Our share repurchase activity has reflected our confidence in our ability to maintain healthy rates of new capital generation, as well as a surplus of capital beyond our core business and dividend requirements. While our capital levels remain strong, the current banking environment is marked by elevated operating risks and uncertainties. Given the current environment, and consistent with our conservative capital management philosophy, we do not expect to execute material share repurchases until the operating outlook improves.

        As compared to dividends, share repurchases are highly flexible, allowing management to return excess capital in times of surplus, or to eliminate repurchases altogether if superior strategic opportunities to deploy excess capital exist.

  Regulatory Capital

        The following table, which includes assets of discontinued operations, summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

	December 31,
(Dollars in thousands)						Minimum Regulatory Requirement
	2003	2004	2005	2006	2007
Capital Components
Tier 1 capital	$3,747,884	$3,817,698	$4,178,160	$4,333,865	$4,533,763
Tier 2 capital	936,189	968,294	876,713	1,509,338	1,590,160

Total risk-based capital	$4,684,073	$4,785,992	$5,054,873	$5,843,203	$6,123,923

Risk-weighted assets	$33,133,407	$39,324,859	$45,540,448	$49,904,203	$54,606,527

Quarterly average assets	$41,506,828	$47,168,683	$49,789,877	$51,353,681	$54,843,792

Capital Ratios
Total risk-based capital	14.14%	12.17%	11.10%	11.71%	11.21%	8.0%
Tier 1 risk-based capital	11.31	9.71	9.17	8.68	8.30	4.0
Leverage ratio(1)	9.03	8.09	8.39	8.44	8.27	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        We and the Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio).

        The decrease in the Total capital ratio from December 31, 2006 was primarily due to an increase in our risk-weighted assets stemming from growth in our loan portfolio and unfunded commitments, partially offset by an increase in total risk-based capital, which resulted from our net income, less dividends and stock repurchases. The decrease in the Tier 1 capital ratio was primarily due to the $4.7 billion growth in risk-weighted assets during 2007. The decrease in our Leverage ratio was primarily due to the increase in our quarterly average assets resulting from the growth in our loan portfolio.

        As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as "well-capitalized." This means that the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk primarily exists in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio for our customer-focused trading and sales activities. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables and to ensure the Bank has adequate sources of liquidity. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time and capital stability. During 2007, the Bank's structure for governing trading risk was enhanced by expanding the involvement of Executive Management in the process.

        The Board of Directors, through its Finance and Capital Committee, approves our Asset and Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market risk and guides our investment, derivatives and trading activities. The ALM Policy establishes the Bank's risk tolerance guidelines by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes guidelines for reporting market risk and requires independent review and oversight of market risk activities.

        In an effort to ensure that the Bank has an effective process to identify, measure, monitor and manage market risk, the ALM Policy requires the Bank to establish an Asset Liability Management Committee (ALCO), which is comprised of the members of the CEO Forum and the Treasurer. ALCO provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return direction for the Bank, and by approving the investment, derivatives and trading policies that govern the Bank's activities. ALCO is also responsible for the ongoing management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The managers of the Global Markets Division and the Capital Markets Division are responsible for operational management of price risk through the trading activities conducted in their respective divisions. The Market Risk Monitoring (MRM) unit is responsible for the monitoring of market risk and MRM functions independently of all operating and management units.

        We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

  Interest Rate Risk Management (Other Than Trading)

        ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) and of Economic Value of Equity (EVE) to changes in interest rates. As directed by ALCO, and in consideration of the importance of our demand deposit accounts as a funding source, NII is adjusted in the policy risk measure to incorporate the effect of certain noninterest income and expense items related to these deposits that are nevertheless sensitive to changes in interest rates. NII, so adjusted, is termed Economic NII. In managing interest rate risk, ALCO monitors NII sensitivity on both an adjusted ("Economic") and an unadjusted ("Accounting") basis over various time horizons and in response to a variety of interest rate changes.

        Our NII policy measure involves a simulation of "Earnings-at-Risk" (EaR) in which we estimate the impact that gradual, ramped-on parallel shifts in the yield curve would have on earnings over a 12-month horizon, given our projected balance sheet profile. We measure and monitor our interest rate risk profile using two calculations of EaR: Accounting NII-at-Risk and Economic NII-at-Risk, the latter adjusted for the noninterest items described above. Under the policy limits, the negative change in simulated Economic NII in either the up or down 200 basis point shock scenarios may not, except on a temporary basis, exceed 4 percent of Economic NII as measured in the no interest rate change base case scenario.

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

        During 2007, our interest rate risk profile remained neutral to slightly liability sensitive primarily as a result of trends in our unhedged, core balance sheet including wholesale funding replacing declining core deposit balances and to a lesser degree from hedge programs executed during the year. During 2007, we added $2.9 billion of new floor hedges to reduce our downside asset-sensitivity (see discussion of "ALM Derivatives" below).

        At December 31, 2007, NII sensitivity was slightly liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.93 percent, while a similar downward shift would increase it by 1.87 percent. During the fourth quarter of 2007, ALCO approved certain enhancements to the existing deposit rate model for business demand deposit accounts. These enhancements increased the stability of the Economic NII model and slightly reduced the liability sensitivity of the Economic NII risk profile of the Bank. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	December 31, 2006	December 31, 2007
+200 basis points	$(7.0)	$(17.4)
as a percentage of base case NII	(0.37)%	(0.93)%
-200 basis points	$20.5	$35.2
as a percentage of base case NII	1.09%	1.87%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with the disposal of the international correspondent banking business eliminated for December 31, 2006 and 2007 and with all assets and liabilities associated with the disposal of the retirement recordkeeping business eliminated for December 31, 2007. We believe that this approach provides the best representation of our risk profiles.

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

        In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO guidelines. Our EVE-at-Risk at December 31, 2007, reflects a higher risk exposure to rising rates than December 31, 2006. Additionally, our EVE-at-Risk shows a moderate risk exposure to rising rates compared to a minimal risk exposure to falling rates.

        We believe that, together, our NII and EVE simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results and value profile to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, our simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated results will differ to the extent there are variances between actual and assumed interest rate changes, balance sheet volumes and management strategies, among other factors. Key underlying assumptions include prepayment speeds on mortgage-related assets, changes in market conditions, loan volume and pricing, deposit volume and price sensitivity, customer preferences and cash flows and maturities of derivative financial instruments.

  ALM Activities

        During 2007, our unhedged, core balance sheet became less asset sensitive compared to 2006. The change in the risk profile of the core balance sheet resulted primarily from a decline in core deposit balances and increased asset growth funded by proportionally more short-term wholesale liabilities. At December 31, 2007, the core balance sheet continues to be asset sensitive meaning that the current mix of assets reprices faster than our current mix of liabilities. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During 2007, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

  ALM Securities

        At both December 31, 2006 and 2007, our available for sale securities portfolio included $6.6 billion of securities for ALM purposes. At December 31, 2007, approximately $4.3 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2007, we purchased approximately $1.7 billion par value of securities, while approximately $1.8 billion par value of ALM securities matured or were called.

        The composition of the portfolio is expected to remain relatively stable in 2008. Based on current prepayment projections, the estimated ALM portfolio effective duration was 1.9 at December 31, 2007, compared to 2.1 at December 31, 2006. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.9 suggests an expected price change of approximately minus 1.9 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During 2007, the ALM derivatives portfolio increased by a net $1 billion notional amount, as $2.9 billion of notional amount of LIBOR floor contracts were purchased to maintain the downside neutral to liability sensitivity of our overall risk position, offset by maturities of $1.7 billion notional amount of receive fixed interest rate swaps and $200 million notional amount in LIBOR floors.

        The fair value of the ALM derivative contracts increased as the value of our receive fixed interest rate swaps and floor option contracts increased with the Federal Reserve Board's interest rate reductions in 2007, the expectation of lower future interest rates and higher volatility in interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 19 to our Consolidated Financial Statements included in this Annual Report.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of December 31, 2005, 2006 and 2007.

	December 31,
(Dollars in thousands)				Increase / (Decrease) From December 31, 2006 to December 31, 2007
	2005	2006	2007
Total gross notional amount of positions held for purposes other than trading:	$7,550,000	$8,250,000	$9,250,000	$1,000,000
Of which, interest rate swaps pay fixed rates of interest:	—	—	—	—
Fair value of positions held for purposes other than trading:
Gross positive fair value	5,721	44,720	148,036	103,316
Gross negative fair value	55,943	37,682	2,015	(35,667)

Positive (Negative) Fair value of positions, net	$(50,222)	$7,038	$146,021	$138,983

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

        We believe that the risks associated with these positions are conservatively managed. We utilize a combination of position limits and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. MRM compiles daily reports for broad distribution on positions and realized and unrealized gains or losses. Summary versions of these reports go to senior management on a daily or weekly basis and to the Market Risk Committee on a monthly basis. Positions are controlled and reported both in notional and Value-at-Risk (VaR) terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within limits well below the maximum limit established by Board policy for total trading positions at 0.5 percent of stockholders' equity. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

        The following table sets forth the average, high and low VaR for our trading activities for the years ended December 31, 2006 and 2007. The decline in the Foreign Exchange VaR is primarily due to the complete repatriation of holdings of Japanese Yen and Korean Won from the liquidation of our foreign offices in 2007. The repatriation of the Taiwanese Dollar is expected to be completed in second quarter 2008. For the year ended December 31, 2007, the holding of Taiwanese Dollars is not related to the trading activities and is excluded from the reported VaR.

	December 31, 2006			December 31, 2007
(Dollars in thousands)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$3,590	$6,774	$93	$248	$706	$79
Securities	528	986	209	578	1,161	112

        Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. We take interbank trading positions only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio. Similarly, we continue to generate most of our securities trading income from customer-related transactions.

        As of December 31, 2007, we had $12.6 billion notional amount of interest rate derivative contracts, which included $6.3 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and entered into $6.3 billion notional amount of offsetting contracts with major dealers, at a credit spread, thus neutralizing substantially all of the related market risk on our customer accommodation transactions.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of December 31, 2007, we had $2.9 billion notional amount of energy derivative contracts with half of these energy derivative contacts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

Liquidity Risk

        Liquidity risk is the undue risk to the Bank's earnings and capital, which would result from the Bank's inability to meet its obligations as they come due without incurring unacceptable costs. The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO. Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits, asset liquidation, including securities sold under repurchase agreements and wholesale funding, which includes funds raised from interbank and other sources, both domestic and offshore. The Treasurer is responsible for operational management of liquidity through the funding and investment functions of Corporate Treasury. ALCO also maintains a Liquidity Contingency Plan, that identifies actions to be taken to ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $32.7 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average common stockholders' equity, funded 69.6 percent of average total assets of $53.6 billion in 2007. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper and other borrowings.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At December 31, 2007, we could have sold or transferred under repurchase agreements approximately $2.5 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $0.9 billion in 2007. Additional liquidity may be provided through loan maturities and sales.

        On March 23, 2007, the Bank issued $750 million of two-year floating rate senior notes under the $4 billion Bank Note Program initiated in 2006. Combined with the $700 million, ten-year, fixed rate subordinated note issuance in 2006, the remaining available funding from the Bank Note Program is $2.6 billion. We do not have firm commitments in place to sell securities under this program. In the third quarter 2007, the Bank pledged collateral to establish borrowing capacity with the Federal Home Loan Bank of San Francisco. As of December 31, 2007, the Bank had total borrowing capacity of $4.4 billion with $0.9 billion borrowed, leaving available borrowing capacity of $3.5 billion.

        In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the Securities and Exchange Commission (SEC) permitting ready access to the public debt markets. As of December 31, 2007, $600 million of debt or other securities were available for issuance under this shelf registration. These sources, in addition to our core deposit and equity capital, provide a stable funding base, although we do not have firm commitments in place to sell securities under the note program or the shelf registration. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are directly impacted by our credit ratings. The following table provides our credit ratings as of December 31, 2007.

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

        The following table presents, as of December 31, 2007, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 9 to our Consolidated Financial Statements included in this Annual Report, and accrued interest payable, which is not significant. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments. Contractual obligations presented in the following table do not include $137.6 million of unrecognized income tax benefits in accordance with FIN 48. Of this amount, $54.5 million has been paid in prior years. At this time it is highly uncertain whether and when we would be required to pay the remaining $83.1 million of unrecognized tax benefits.

	December 31, 2007
(Dollars in thousands)	One Year or less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$11,966,183	$245,614	$69,890	$2,413	$12,284,100
Medium- and long-term debt	—	750,000	—	1,100,000	1,850,000
Junior subordinated debt payable to subsidiary grantor trust	—	—	—	13,000	13,000
Operating leases (premises)	58,474	105,734	68,428	91,611	324,247
Purchase obligations	32,144	4,860	—	—	37,004

Total debt and operating leases	$12,056,801	$1,106,208	$138,318	$1,207,024	$14,508,351

        Purchase obligations include any legally binding contractual obligations that require us to spend more than $1,000,000 annually under the contract. Payments are shown through the date of contract termination. Purchase obligations in the table above include purchases of hardware, software licenses and printing. For information regarding our sources of liquidity to meet these obligations, see "Liquidity Risk" in the preceding section.

        The following table presents our significant commitments to fund as of December 31, 2006 and 2007.

	December 31,
(Dollars in thousands)
	2006	2007
Commitments to extend credit	$22,575,317	$23,385,514
Standby letters of credit	3,574,934	3,673,553
Commercial letters of credit	59,254	71,745
Risk participations in bankers' acceptances	26,675	33,550
Commitments to fund principal investments	87,413	102,689
Commitments to fund low-income housing credit (LIHC) investments	162,868	140,650

        Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, we enter into risk participations in bankers' acceptances, receiving a fee to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2007, the carrying value of our risk participations in bankers' acceptances and our standby and commercial letters of credit totaled $6.3 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

        The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.

        Principal investments include direct investments in private and public companies and indirect investments in private equity funds. We issue commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

        We invest in either guaranteed or unguaranteed LIHC investments. The guaranteed LIHC investments carry a minimum rate of return guarantee by a creditworthy entity. The unguaranteed LIHC investments carry partial guarantees that include the timely completion of projects, availability of tax credits and operating deficit thresholds from the issuer. For these LIHC investments, we have committed to provide additional funding as stipulated by our investment participation.

        We are fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, we guarantee a minimum rate of return throughout the investment term of over an eleven-year weighted average period. Additionally, we receive guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce our ultimate exposure to loss. Our maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, which was, $163.7 million as of December 31, 2007. We maintained a reserve of $6.5 million for these guarantees.

        We have guarantees that obligate us to perform if our affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by Union Bank of California, for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of December 31, 2007, we had a maximum exposure to loss under the commercial paper program guarantee of $1.3 billion. Our guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. We guarantee our subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, we have no material obligation to be satisfied. As of December 31, 2007, we had no exposure to loss for these agreements.

        We conduct securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.2 billion and $2.9 billion at December 31, 2006 and 2007, respectively. The market value of the associated collateral was $2.3 billion and $3.0 billion at December 31, 2006 and 2007, respectively.

        We occasionally enter into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. We become liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2007, the maximum exposure to loss under these contracts totaled $23.9 million. At December 31, 2007, we maintained a reserve of $0.5 million for losses related to these guarantees.

Business Segments

        During 2006, we formally reorganized our operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. We believe that this new organizational structure will enhance our focus on target markets and enterprise wide sales and service. The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. In 2006, we changed our reporting to reflect a "market view" perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, our discontinued operations and the market view contribution. Our discontinued operations consist of two separate businesses: international correspondent banking and retirement recordkeeping services. For further detail on discontinued operations, see Note 2 of our Consolidated Financial Statements in this Annual Report.

	Retail Banking					Wholesale Banking
	As of and for the Year Ended December 31,			2007 vs. 2006 Increase/(decrease)		As of and for the Year Ended December 31,			2007 vs. 2006 Increase/(decrease)
	2005	2006	2007	Amount	Percent	2005	2006	2007	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$882,723	$939,954	$890,358	$(49,596)	(5)%	$998,052	$1,039,979	970,401	$(69,578)	(7)%
Noninterest income (expense)	451,861	483,401	490,813	7,412	2	422,488	407,112	$437,312	30,200	7

Total revenue	1,334,584	1,423,355	1,381,171	(42,184)	(3)	1,420,540	1,447,091	1,407,713	(39,378)	(3)
Noninterest expense (income)	847,647	921,033	914,609	(6,424)	(1)	631,751	673,582	650,994	(22,588)	(3)
Credit expense (income)	25,649	25,416	25,233	(183)	(1)	106,619	95,332	111,028	15,696	16

Income from continuing operations before income taxes	461,288	476,906	441,329	(35,577)	(7)	682,170	678,177	645,691	(32,486)	(5)
Income tax expense (income)	176,443	182,417	168,808	(13,609)	(7)	232,103	222,458	195,130	(27,328)	(12)

Income from continuing operations	284,845	294,489	272,521	(21,968)	(7)	450,067	455,719	450,561	(5,158)	(1)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	na	—	—	—	—	na

Net income (loss)	$284,845	$294,489	$272,521	$(21,968)	(7)	$450,067	$455,719	$450,561	$(5,158)	(1)

Average balances (dollars in millions):
Total loans(1)	$14,234	$15,683	$16,829	$1,146	7	$17,181	$20,014	$22,598	$2,584	13
Total assets	15,114	16,526	17,642	1,116	7	21,306	24,725	27,454	2,729	11
Total deposits(1)	19,673	18,862	18,734	(128)	(1)	18,394	18,451	18,591	140	1
Financial ratios:
Risk adjusted return on capital	51	49%	45%			23%	22%	20%
Return on average assets	1.88%	1.78	1.54			2.11	1.84	1.64
Efficiency ratio(2)	63.51	64.71	66.21			44.87	47.61	46.25

	Other					Reconciling Items
	As of and for the Year Ended December 31,			2007 vs. 2006 Increase/(decrease)		As of and for the Year Ended December 31,
	2005	2006	2007	Amount	Percent	2005	2006	2007
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$(41,981)	$(136,931)	$(133,227)	$3,704	3%	$(3,220)	$(9,660)	$(8,880)
Noninterest income (expense)	(47,973)	13,810	19,023	5,213	38	(66,759)	(73,380)	(78,846)

Total revenue	(89,954)	(123,121)	(114,204)	8,917	7	(69,979)	(83,040)	(87,726)
Noninterest expense (income)	110,400	87,481	126,294	38,813	44	(37,715)	(44,247)	(48,492)
Credit expense (income)	(182,719)	(125,653)	(55,163)	70,490	56	(232)	(95)	(98)

Income from continuing operations before income taxes	(17,635)	(84,949)	(185,335)	(100,386)	nm	(32,032)	(38,698)	(39,136)
Income tax expense (income)	(37,220)	(119,952)	(56,285)	63,667	nm	(12,252)	(14,802)	(14,970)

Income from continuing operations	19,585	35,003	(129,050)	(164,053)	nm	(19,780)	(23,896)	(24,166)
Income (loss) from discontinued operations, net of income taxes	128,216	(8,319)	38,228	46,547	nm	—	—	—

Net income (loss)	$147,801	$26,684	$(90,822)	$(117,506)	nm	$(19,780)	$(23,896)	(24,166)

Average balances (dollars in millions):
Total loans(1)	$58	$27	$19	$(8)	(30)	(20)	(20)	(22)
Total assets	11,200	8,752	8,518	(234)	(3)	(26)	(24)	(25)
Total deposits(1)	1,782	3,264	5,552	2,288	70	(456)	(577)	(691)
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	na	na	na
Efficiency ratio(2)	na	na	na

	UnionBanCal Corporation
	As of and for the Year Ended December 31,			2007 vs. 2006 Increase/(decrease)
	2005	2006	2007	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$1,835,574	$1,833,342	$1,718,652	$(114,690)	(6)%
Noninterest income (expense)	759,617	830,943	868,302	37,359	4

Total revenue	2,595,191	2,664,285	2,586,954	(77,331)	(3)
Noninterest expense (income)	1,552,083	1,637,849	1,643,405	5,556	0
Credit expense (income)	(50,683)	(5,000)	81,000	86,000	nm

Income from continuing operations before income taxes	1,093,791	1,031,436	862,549	(168,887)	(16)
Income tax expense (income)	359,074	270,121	292,683	22,562	8

Income from continuing operations	734,717	761,315	569,866	(191,449)	(25)
Income (loss) from discontinued operations, net of income taxes	128,216	(8,319)	38,228	46,547	nm

Net income (loss)	$862,933	$752,996	$608,094	$(144,902)	(19)

Total loans(1)	$31,453	$35,704	$39,424	$3,720	10
Total assets	47,594	49,979	53,589	3,610	7
Total deposits(1)	39,393	40,000	42,186	2,186	5
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	1.54%	1.52%	1.06
Efficiency ratio(2)	59.77	62.09	62.95

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

        During 2007, net income of Retail Banking decreased by 7 percent, compared to 2006, reflecting lower net interest income of 5 percent during 2007, compared to 2006, primarily due to lower noninterest bearing deposits and higher market rates on interest-bearing liabilities used to fund a 7 percent growth in total assets.

        Asset growth for 2007 was primarily driven by a 9 percent growth in average residential mortgage loans. Additionally, the focus on home equity loans and more effective cross-selling efforts have resulted in an overall growth in consumer loans.

        Average deposits were essentially flat in 2007, compared to 2006, primarily from increased competition for interest bearing deposits. Retail Banking's strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income for 2007 increased 2 percent, compared to 2006. This increase was primarily due to growth in trust fees, partially offset by a decrease in deposit fees. Noninterest expenses were essentially flat in 2007 compared to 2006.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

  •
  Retail Banking Branches serves its customers through 326 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 116 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

  •
  Wealth Management provides comprehensive private banking services to our affluent clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of the Private Bank is to expand its business by leveraging existing Bank client relationships. Through 15 existing locations, Private Bank relationship managers offer all of our available products and services.

  •
  Institutional Services and Asset Management provides investment management and administration services for a broad range of individuals and institutions.

  —
  HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank of California with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to broaden its client base and to increase the assets of the HighMark Funds.

  —
  Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Institutional Services provides defined benefit services, including trustee services and investment management. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets.

  Wholesale Banking

        Wholesale Banking offers financing, depository, cash management and insurance services to middle market and large corporate businesses primarily headquartered in the western U.S. Wholesale Banking continues to focus on specific geographic markets and industry segments such as energy, entertainment and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, Wholesale Banking offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, U.S. correspondent banks and government entities, as well as investment and risk management products.

        During 2007, net income of Wholesale Banking decreased by 1 percent, compared to 2006, due to lower net interest income, offset by higher noninterest income and lower noninterest expense. Net interest income decreased by 7 percent during 2007, compared to the same period in 2006, primarily due to lower noninterest bearing deposits and higher market rates on interest-bearing liabilities used to fund an 11 percent growth in total assets.

        During 2007, average loans increased by 13 percent compared to 2006. This increase was primarily due to increased commercial loan demand in the oil and gas and national corporate segments, as well as the California middle market.

        Noninterest income increased by 7 percent in 2007 compared to 2006, primarily due to higher gains on private capital investments and higher trading income, partially offset by lower deposit fees. The decrease in noninterest expense in 2007 compared to 2006 was primarily due to lower billing expense due to our title and escrow customers.

        Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. Commercial Deposit and Treasury Management Division provides processing services, including services such as Automated Clearing House (ACH), check processing and cash vault services.

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

  •
  the National Banking Division, which provides financing, deposits and traditional banking services to corporate clients in defined industries, nationwide;

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

  •
  Global Markets, which serves our customers with their insurance, foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account, but takes no market risk when providing insurance or derivative contracts, since the market risk for these products is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California;

  •
  Insurance Services, which provides products sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc. UBOC Insurance, Inc. is a subsidiary of Union Bank of California; and

  •
  Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

        The main strategy of our Wholesale Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer's primary banks. Consistent with this strategy, Wholesale Banking business units attempt to serve a large part of the targeted customers' credit and depository needs. The Wholesale Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a "business bank." We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

  Other

        Net income decreased by $117.5 million in 2007 over the same period in 2006 primarily due to higher credit expenses related to our loan loss provision in 2007 compared to 2006 and higher noninterest expenses.

        "Other" includes the following items:

  •
  the funds transfer pricing results for our entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

  •
  Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM Investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. (For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk.");

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

  •
  the discontinued operations resulting from the sales of our international correspondent banking and retirement record keeping businesses; and

  •
  the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates.

        The 2007 financial results were impacted by the following factors:

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) increased $3.7 million to ($133.2) million compared to 2006 primarily due to the net impact of changes in transfer pricing rates and higher income from the ALM derivatives portfolios as market rates decreased;

  •
  credit expense (income) of ($55.2) million was due to the difference between the $81 million allowance for loan losses calculated under our US GAAP methodology and the $136.2 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $19.0 million;

  •
  noninterest expense of $126.3 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. In 2007, we incurred approximately $10 million in BSA/AML penalties and provided for losses on off-balance sheet commitments of $9 million in the current year compared to a $5 million reversal in the prior year;

  •
  income tax expense (income) of ($56.3) million was due to the difference between the $292.7 million or a 34 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $349 million using the RAROC effective rate; and

  •
  income from discontinued operations of $38.2 million, which includes the effect of a $21.6 million payment to the DOJ and the related legal and outside services costs of $1.6 million offset by a $0.6 million tax benefit. For additional information, see "Regulatory Matters" below.

        The 2006 financial results were impacted by the following factors:

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) declined $95.0 million to $(136.9) million compared to 2005 primarily due to the net impact of changes in transfer pricing rates and lower income (higher expenses) from the ALM derivatives portfolios as market rates increased;

  •
  credit expense (income) of $(125.7) million was due to the difference between the $5.0 million reversal of allowance for loan losses calculated under our US GAAP methodology and the $120.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $13.8 million;

  •
  noninterest expense of $87.5 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

  •
  income tax expense (income) of $(120.0) million was due to the difference between the $270.1 million or a 26 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $390.1 million using the RAROC effective rate; and

  •
  loss from discontinued operations of $8.3 million.

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

        In October 2004, Union Bank of California International entered into a written agreement with the Federal Reserve Bank of New York relating to Union Bank of California International's BSA/AML controls and processes. With the liquidation of Union Bank of California International in March 2007, the written agreement is no longer effective. In March 2005, Union Bank of California entered into a memorandum of understanding with the Office of the Comptroller of the Currency (OCC), which required Union Bank of California to strengthen its BSA/AML controls and processes.

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

        On September 14, 2007, Union Bank of California entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the OCC. The Order supersedes the March 2005 memorandum of understanding described above. The Order imposed a civil money penalty of $10 million and requires Union Bank of California to take actions to improve BSA/AML compliance. On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provides that the $10 million penalty is deemed to be satisfied by Union Bank of California's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, Union Bank of California entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ has agreed to defer prosecution for past violations of BSA/AML that occurred in Union Bank of California's now discontinued international banking business, and to dismiss prosecution completely if Union Bank of California meets the conditions of the Order for one year. In the DPA, Union Bank of California also agreed to make a payment of $21.6 million to the DOJ, which payment has been made. We are committed to making all improvements necessary to strengthen Union Bank of California's Bank Secrecy Act compliance program and to achieve compliance with the Order and the DPA.

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

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(Amounts in thousands, except per share data)
	2005	2006	2007
Interest Income
Loans	$1,800,725	$2,228,023	$2,511,552
Securities	395,819	419,050	443,689
Interest bearing deposits in banks	2,676	2,617	3,276
Federal funds sold and securities purchased under resale agreements	20,535	25,518	26,247
Trading account assets	4,226	6,277	7,652

Total interest income	2,223,981	2,681,485	2,992,416

Interest Expense
Deposits	303,030	649,296	991,140
Federal funds purchased and securities sold under repurchase agreements	14,233	37,088	61,390
Commercial paper	31,672	75,015	76,284
Medium- and long-term debt	32,206	70,439	101,096
Trust notes	953	953	953
Other borrowed funds	6,313	15,352	42,901

Total interest expense	388,407	848,143	1,273,764

Net Interest Income	1,835,574	1,833,342	1,718,652
(Reversal of) provision for loan losses	(50,683)	(5,000)	81,000

Net interest income after (reversal of) provision for loan losses	1,886,257	1,838,342	1,637,652

Noninterest Income
Service charges on deposit accounts	323,865	319,647	304,362
Trust and investment management fees	128,396	147,539	157,734
Insurance commissions	78,915	72,547	69,296
Trading account activities	49,090	56,916	65,608
Merchant banking fees	43,898	42,185	44,123
Brokerage commissions and fees	30,038	35,811	39,839
Card processing fees, net	25,105	28,400	30,307
Securities gains (losses), net	(50,039)	2,242	1,621
Other	130,349	125,656	155,412

Total noninterest income	759,617	830,943	868,302

Noninterest Expense
Salaries and employee benefits	905,279	969,614	964,024
Net occupancy	137,518	139,152	144,824
Outside services	109,535	110,102	76,499
Professional services	44,088	62,597	69,118
Equipment	66,879	68,751	64,940
Software	54,813	60,960	58,413
Communications	40,009	38,518	37,216
Foreclosed asset expense (income)	(5,635)	(15,322)	110
(Reversal of) provision for losses on off-balance sheet commitments	4,000	(5,000)	9,000
Other	195,597	208,477	219,261

Total noninterest expense	1,552,083	1,637,849	1,643,405

Income from continuing operations before income taxes	1,093,791	1,031,436	862,549
Income tax expense	359,074	270,121	292,683

Income from Continuing Operations	734,717	761,315	569,866

Income (loss) from discontinued operations before income taxes	199,129	(13,127)	71,922
Income tax expense (benefit)	70,913	(4,808)	33,694

Income (Loss) from Discontinued Operations	128,216	(8,319)	38,228

Net Income	$862,933	$752,996	$608,094

Income from continuing operations per common share—basic	$5.06	$5.38	$4.14

Net income per common share—basic	$5.95	$5.32	$4.42

Income from continuing operations per common share—diluted	$4.97	$5.30	$4.10

Net income per common share—diluted	$5.84	$5.24	$4.37

Weighted average common shares outstanding—basic	145,109	141,620	137,617

Weighted average common shares outstanding—diluted	147,792	143,755	139,052

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)
	2006	2007
Assets
Cash and due from banks	$2,213,782	$2,106,930
Interest bearing deposits in banks	824,456	104,528
Federal funds sold and securities purchased under resale agreements	943,200	310,178

Total cash and cash equivalents	3,981,438	2,521,636
Trading account assets	376,321	603,333
Securities available for sale:
Securities pledged as collateral	89,184	685,123
Held in portfolio	8,667,038	7,770,048
Loans (net of allowance for loan losses: 2006, $331,077; 2007, $402,726)	36,340,646	40,801,462
Due from customers on acceptances	17,834	16,482
Premises and equipment, net	493,653	490,197
Intangible assets	26,247	18,568
Goodwill	453,489	448,718
Other assets	2,141,402	2,364,577
Assets of discontinued operations to be disposed or sold	32,324	7,604

Total assets	$52,619,576	$55,727,748

Liabilities
Noninterest bearing	$17,113,890	$13,802,640
Interest bearing	24,736,792	28,877,551

Total deposits	41,850,682	42,680,191
Federal funds purchased and securities sold under repurchase agreements	1,083,927	1,631,602
Commercial paper	1,661,163	1,266,656
Other borrowed funds	432,401	1,875,623
Trading account liabilities	258,136	351,057
Acceptances outstanding	17,834	16,482
Other liabilities	1,286,575	1,132,103
Medium- and long-term debt	1,318,847	1,913,622
Junior subordinated debt payable to subsidiary grantor trust	14,885	14,432
Liabilities of discontinued operations to be extinguished or assumed	123,725	107,999

Total liabilities	48,048,175	50,989,767

Commitments, contingencies and guarantees—See Note 24
Stockholders' Equity
Preferred stock:
Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 2006 or 2007	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, issued 156,460,057 shares in 2006 and 157,559,521 shares in 2007	156,460	157,559
Additional paid-in capital	1,083,649	1,153,737
Treasury stock—17,352,803 shares in 2006 and 19,723,453 shares in 2007	(1,064,606)	(1,202,584)
Retained earnings	4,655,272	4,912,392
Accumulated other comprehensive loss	(259,374)	(283,123)

Total stockholders' equity	4,571,401	4,737,981

Total liabilities and stockholders' equity	$52,619,576	$55,727,748

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders' equity
BALANCE DECEMBER 31, 2004	152,191,818	$152,192	$881,928	$(223,361)	$3,526,312	$(44,827)	$4,292,244

Comprehensive income
Net income-2005					862,933		862,933
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges						(35,737)	(35,737)
Net change in unrealized losses on securities available for sale						(42,403)	(42,403)
Foreign currency translation adjustment						8,134	8,134
Pension and other benefits adjustment						(3,560)	(3,560)

Total comprehensive income							789,367
Deferred compensation—restricted stock awards	399,489	399	25,242		(18,072)		7,569
Stock options exercised	1,877,908	1,878	69,932				71,810
Excess tax benefit—stock options			17,854				17,854
Common stock repurchased(1)				(389,371)			(389,371)
Dividends declared on common stock, $1.59 per share(2)					(229,773)		(229,773)

Net change		2,277	113,028	(389,371)	615,088	(73,566)	267,456

BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700

Comprehensive income
Net income-2006					752,996		752,996
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges						6,903	6,903
Net change in unrealized losses on securities available for sale						16,221	16,221
Foreign currency translation adjustment						(41)	(41)
Pension and other benefits adjustment						(2,877)	(2,877)

Total comprehensive income							773,202
SFAS No. 158 adjustment(3)						(161,187)	(161,187)
Reclassification due to adoption of SFAS No. 123(R) implementation(4)			(19,035)		19,035		—
Stock options exercised	1,409,727	1,410	55,322				56,732
Restricted stock granted, net of forfeitures	578,865	579	(579)				—
Perfomance share units vested	2,250	2	(2)				—
Excess tax benefit—stock based compensation			13,054				13,054
Compensation expense—stock options			22,355				22,355
Compensation expense—restricted stock			14,420				14,420
Compensation expense—restricted stock units, performance share units and other share-based compensation			3,158				3,158
Common stock repurchased(1)				(451,874)			(451,874)
Dividends declared on common stock, $1.82 per share(2)					(258,159)		(258,159)

Net change		1,991	88,693	(451,874)	513,872	(140,981)	11,701

BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income
Net income-2007					608,094		608,094
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						50,968	50,968
Net change in unrealized losses on securities available for sale						(71,285)	(71,285)
Foreign currency translation adjustment						517	517
Pension and other benefits adjustment						(3,949)	(3,949)

Total comprehensive income							584,345
FIN No. 48 adjustment(5)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(6)					(20,803)		(20,803)
Stock options exercised	800,850	801	32,498				33,299
Restricted stock granted, net of forfeitures	288,305	288	(288)				—
Restricted stock and performance share units vested	10,309	10	(10)				—
Excess tax benefit—stock based compensation			4,616				4,616
Compensation expense—stock options			12,999				12,999
Compensation expense—restricted stock			14,413				14,413
Compensation expense—restricted stock units, performance share units and other share-based compensation			5,860				5,860
Common stock repurchased(1)				(137,978)			(137,978)
Dividends declared on common stock, $2.03 per share(2)					(280,871)		(280,871)

Net change		1,099	70,088	(137,978)	257,120	(23,749)	166,580

BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

(1)
Common stock repurchased includes commission costs.

(2)
Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(3)
See Note 1 of these consolidated financial statements for a description of the adoption of Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158).

(4)
Reclassification reflects a reduction in additional paid-in capital and a corresponding credit to retained earnings for unrecognized compensation expense on nonvested restricted stock as of January 1, 2006 upon adoption of SFAS No. 123(R) "Share-Based Payment."

(5)
See Note 1 of these consolidated financial statements for a description of the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" (FIN No. 48).

(6)
See Note 1 of these consolidated financial statements for a description of the adoption of FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transation."

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Cash Flows from Operating Activities:
Net income	$862,933	$752,996	$608,094
Income (loss) from discontinued operations, net of taxes	128,216	(8,319)	38,228

Income from continuing operations, net of taxes	734,717	761,315	569,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for allowance for loan losses	(50,683)	(5,000)	81,000
(Reversal of) provision for losses on off-balance sheet commitments	4,000	(5,000)	9,000
Depreciation, amortization and accretion	151,214	134,423	119,784
Stock-based compensation—stock options and other share-based compensation	7,569	39,933	33,272
Provision for deferred income taxes	65,230	42,631	(18,542)
(Gains) losses on sales of securities available for sale, net	50,039	(2,242)	(1,621)
Net (increase) decrease in prepaid expenses	(150,286)	177,363	(37,772)
Net (increase) decrease in fees and other receivables	115,501	(53,594)	13,052
Net increase (decrease) in accrued expenses	30,433	(68,789)	78,280
Net (increase) decrease in trading account assets	(76,816)	(63,666)	(227,012)
Net increase (decrease) in trading account liabilities	102,903	45,876	92,921
Net increase (decrease) in other liabilities	154,713	67,422	(86,412)
Net (increase) decrease in other assets	(387,560)	(140,958)	(234,979)
Loans originated for resale	(145,671)	(558,833)	(680,541)
Net proceeds from sale of loans originated for resale	218,068	486,739	669,333
Excess tax benefit—stock-based compensation	(17,854)	(13,054)	(4,616)
Other, net	14,512	(176,361)	34,820
Discontinued operations, net	240,665	206,996	66,429

Total adjustments	325,977	113,886	(93,604)

Net cash provided by (used in) operating activities	1,060,694	875,201	476,262

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,580,353	144,026	352,568
Proceeds from matured and called securities available for sale	2,965,067	1,749,200	1,806,844
Purchases of securities available for sale, net of acquisitions	(1,715,882)	(2,424,176)	(1,970,887)
Purchases of premises and equipment	(99,771)	(71,878)	(102,522)
Net (increase) decrease in loans	(4,076,331)	(3,509,531)	(4,604,981)
Other, net	25	(34,187)	—
Discontinued operations, net	874,438	728,853	1,083

Net cash provided by (used in) investing activities	(472,101)	(3,417,693)	(4,517,895)

Cash Flows from Financing Activities:
Net increase in deposits	1,401,253	1,901,426	829,509
Net increase in federal funds purchased and securities sold under repurchase agreements	64,280	432,398	547,675
Net increase (decrease) in commercial paper and other borrowed funds	(182,924)	1,279,052	1,048,715
Common stock repurchased	(389,371)	(451,874)	(137,978)
Proceeds from issuance of long-term debt	—	693,742	749,250
Repayment of medium-term debt	—	(200,000)	(200,000)
Payments of cash dividends	(224,218)	(251,403)	(274,974)
Stock options exercised	89,664	69,786	37,915
Other, net	8,134	3,459	1,267
Discontinued operations, net	(586,179)	(922,967)	(20,170)

Net cash provided by (used in) financing activities	180,639	2,553,619	2,581,209

Net increase (decrease) in cash and cash equivalents	769,232	11,127	(1,460,424)
Cash and cash equivalents at beginning of year	3,199,854	3,969,876	3,981,438
Effect of exchange rate changes on cash and cash equivalents	790	435	622

Cash and cash equivalents at end of year	$3,969,876	$3,981,438	$2,521,636

Cash Paid During the Year For:
Interest	$364,715	$769,265	$1,337,976
Income taxes	319,885	225,977	305,803
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO)	$1,310	$1,903	$1,571

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007

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

        The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), owned approximately 65 percent of the Company's outstanding common stock at December 31, 2007.

  Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company accounts for investments in an entity using the equity method of accounting when it owns at least 20 percent and less than 50 percent, as well as for any limited partnership investments. Investments of less than 20 percent, in general, are accounted for at cost. Investments, both under the equity method of accounting and at cost, are included in other assets.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

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
December 31, 2005, 2006 and 2007 (Continued)

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

        Also included in trading account assets are the unrealized gains related to a variety of interest rate derivative contracts, primarily interest rate swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

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

        Total unrealized gains (losses) on trading account securities totaled $0.2 million at December 31, 2007.

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

        The Company recognizes other-than-temporary impairment on its securities available for sale portfolio when it is likely that it will not recover its cost. A debt security is subject to quarterly impairment testing when its fair value is lower than its carrying value. The Company excludes from quarterly impairment testing debt securities that are backed by the full faith and credit of the U.S. government or where the likelihood of default is remote and purchased at a premium below 10 percent of par. Typical debt securities in the portfolio that are subject to testing for other-than-temporary impairment are collateralized loan obligations (CLOs), commercial mortgage conduits and equity securities. In calculating the level of other-than-temporary impairment, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic market conditions. Marketable equity securities are subject to testing for other-than-temporary impairment when there is a sustained decline in market price below the amount recorded for that investment.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The Company considers the issuer's financial condition, capital strength, and near-term prospects in calculating an other-than-temporary impairment.

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

  Loans Held for Investment, Loans Held for Sale, and Certain Loans Acquired at a Discount

        Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Except for loans originated between 2002 and 2004, deferred net fees and costs related to loans held for investment are recognized in interest income on an effective yield basis over the contractual loan term. The deferred net fees and costs for loans originated between 2002 and 2004 are recognized in interest income over the expected life of the loan, which is updated quarterly.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

However, the Company's policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well-secured and in management's judgment are considered to be fully collectible. Although the accrual of interest is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized when cash is received.

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

        Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. The specific allowance also includes impaired leases, which are not covered by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

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

        The allowance also incorporates the results of measuring impaired loans as provided in SFAS 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114, or methods that include a range of probable outcomes based upon certain qualitative factors. Impairment is recognized as a component of the existing allowance for loan losses.

  Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the life of the improvement, whichever is shorter.

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
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        Intangible assets that have finite lives, which include core deposit intangibles and rights-to-expiration, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated period of benefit ranging from six to fifteen years, although some intangible assets may have useful lives that extend to thirty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

  Private Capital Investments

        Private capital investments include direct investments in private companies and indirect investments in private equity funds. These investments are initially valued at cost and tested for other-than-temporary impairment on a quarterly basis if the carrying value exceeds fair value. Fair value is estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private capital investments are included in other assets and any other-than-temporary impairment is recognized in other noninterest income.

  Derivative Instruments Held for Purposes Other Than Trading

        The Company enters into a variety of derivative contracts as a means of reducing the Company's interest rate and foreign exchange exposures. At inception, these contracts, i.e., hedging instruments, are evaluated in order to determine if the hedging instrument will be highly effective in achieving offsetting changes in the hedge instrument and the hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship, is recognized in noninterest expense in the period in which it arises. All qualifying hedge instruments are valued at fair value and included in other assets or other liabilities. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent effective, is recognized in net interest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans and deposit liabilities are recognized in net interest income in the period in which the cash flow from the hedged item is realized. The fair value of cash flow hedges related to forecasted transactions is recognized as an adjustment to the carrying value of the asset or liability in the period when the forecasted transaction occurs or in noninterest expense if the forecasted transaction does not occur.

  Operating Leases

        The Company enters into a variety of lease contracts generally for premises and equipment. Lease contracts that do not transfer substantially all of the benefits and risks of ownership and meet the criteria under

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

SFAS No. 13, "Accounting for Leases" are treated as operating leases. The Company accounts for the payments of rent on these contracts on a straight-line basis over the lease term. At inception of the lease term, any periods for which no rents are paid and/or escalation clauses are stipulated in the lease contract are included in the determination of the rent expense and recognized ratably over the lease term.

        The Company records liabilities for legal obligations associated with the future retirement of buildings and leasehold improvements at fair value when incurred. As required under Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN No. 47), "Accounting for Asset Retirement Obligations," the assets are increased by the related liability and depreciated over the estimated useful life of that asset.

  Foreign Currency Translation

        Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency (i.e., the local currency) of each branch. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the period end spot foreign exchange rates. Revenues and expenses are translated daily using end of day spot foreign exchange rates, with resulting gains or losses included in stockholders' equity, as a component of accumulated other comprehensive income (loss), on a net of tax basis. Effective December 31, 2005, the foreign exchange translation related to the international correspondent banking business was recognized as part of the gain from the sale and is included in discontinued operations.

  Income Taxes

        The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes, rather than amounts reported on the Company's income tax return. Interest income, interest expense and penalties pertaining to the settlement, or expected settlement, of prior years' tax issues are recognized in income tax expense. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws.

  Net Income Per Common Share

        Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, restricted stock units and performance share units are common stock equivalents. See discussion under "Stock-Based Compensation," which follows below and Note 16 to these consolidated financial statements.

  Allowance for Losses on Off-Balance Sheet Commitments

        The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loans, standby letters of credit and commercial lines of credit that are not for sale. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses and incorporates an assumption based upon historical information of likely utilization. See accounting policy "Allowance for

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Loan Losses." The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense.

  Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to use the modified prospective application method to transition to the new accounting standard. SFAS No. 123(R) requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instrument issued. SFAS 123(R) also prescribes that estimated forfeitures of shares are to be included in the calculation of compensation expense.

        Under the modified prospective transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. The cost is being recognized over the period during which the employees are required to provide service. The pre-tax impact of this change on income from continuing operations (which includes the impact of estimated forfeitures for restricted stock and the recognition of compensation costs related to nonvested stock options) was a reduction of $21.5 million, or $13.4 million after-tax for the year ended December 31, 2006. The corresponding impact to both basic and diluted earnings per share was a reduction of $0.09 per share for the year ended December 31, 2006.

        For the year ended December 31, 2005, as allowed under SFAS No. 123(R), "Accounting for Stock-Based Compensation," the Company recognized compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost was measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeded the stock option exercise price. For the year ended December 31, 2005, options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and, therefore, were not included in compensation expense.

        At December 31, 2007, the Company had two stock-based employee compensation plans. For further discussion concerning the Company's stock-based employee compensation plans, see Note 16 to these consolidated financial statements. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The value of the restricted stock awards issued under the plans and the value of that portion of outstanding option awards for which the requisite service has not yet been rendered is being recognized ratably over the remaining service period as compensation expense.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        The following table illustrates the effect on net income, which includes discontinued operations and corresponding earnings per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation during 2005. For the purpose of this disclosure, the Company has recognized compensation costs for graded vesting on a straight-line basis and did not include an estimate for forfeitures.

(Dollars in thousands)	Year Ended December 31, 2005
As reported net income	$862,933
Add: stock-based employee compensation expense included in reported net income, net of income taxes	4,674
Deduct: total stock-based employee compensation expense, net of income taxes	24,491

Pro forma net income, after stock-based employee compensation expense	$843,116

Net income per common share—basic
As reported	$5.95
Pro forma	$5.81
Net income per common share—diluted
As reported	$5.84
Pro forma	$5.73

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

  Treasury Stock

        Common stock repurchased is shown separately in the statement of changes in stockholders' equity at cost and shares repurchased are deducted from shares outstanding until retired. Gains and losses resulting from shares reissued are based on the average cost of shares repurchased. Gains and losses, up to the amount of gains previously recognized, are included in additional paid in capital. Losses in excess of the gains previously recognized reduce retained earnings.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Recently Issued Accounting Pronouncements

  Accounting for Certain Hybrid Financial Instruments

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140." The Statement allows financial instruments that have embedded derivatives to be accounted for as a whole, (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. The Statement was effective for all financial instruments acquired or issued after December 31, 2006. At adoption, there was no impact on the Company's financial position or results of operations.

  Accounting for Servicing of Financial Assets

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140." The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It allows an entity to choose one of two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or servicing loss. Under the fair value method, servicing assets and liabilities are recorded at fair value each reporting period with any changes reported in current period earnings. The Statement was effective for all servicing assets on January 1, 2007. At adoption, there was no impact on the Company's financial position or results of operations.

  Accounting for Changes in the Timing of Cash Flows Relating to Income Taxes in Leveraged Leases

        In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." The FSP requires that if, during the lease term, the projected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income must be recalculated from the inception of the lease. At adoption, the change in the net investment balance resulting from the calculation would be recognized as an adjustment to the beginning balance of retained earnings. Following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption is changed. The FSP was effective for all leveraged leases on January 1, 2007. The Company invests in Lease-In-Lease-Out (LILO) transactions that have been challenged by the Internal Revenue Service (IRS). The Company has paid the IRS the income tax associated with the LILO transactions. However, the Company is defending the initial filing position as to the timing of the tax benefits associated with these transactions. The Company adopted FSP FAS 13-2 on January 1, 2007 and recalculated these leases to reflect a potential change in the timing of income tax cash flows in accordance with this FSP. At adoption, the Company's beginning balance of retained earnings was reduced by $20.8 million, after tax. The reduction to beginning retained earnings will be recognized in interest income over the remaining term of the affected leases.

  Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. On January 1, 2007, the Company adopted FIN No. 48 and recognized a $49.3 million reduction to the beginning balance of retained earnings. Disclosures required under this statement are contained in Note 11 to these consolidated financial statements.

  Accounting for Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy ranks the quality and reliability of information used to determine fair values with the highest priority given to quoted prices in active markets and the lowest priority given to model values that include inputs based on unobservable data. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement is effective January 1, 2008.

        On February 14, 2008, the FASB issued FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13" which excludes leases from the requirements of the Statement. Additionally on February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157" which allows companies to delay for one year the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. Management believes that the adoption of SFAS No. 157 will not have a material impact on the Company's financial position or results of operations and is currently evaluating the delay election for nonfinancial assets and liabilities.

  Accounting for Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires a company that sponsors a defined benefit pension plan or other postretirement benefit plan to recognize the funded status of the benefit plan as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation. It requires immediate recognition of previously unrecognized prior service costs and credits, unrecognized net actuarial gains or losses, and any unrecognized transition obligation or asset as components of other comprehensive income. The Statement was effective for the year ended December 31, 2006. At adoption, the Company's stockholders' equity was reduced by $161 million, net of tax. Disclosures required under this statement are contained in Note 9 to these consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

        In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance requires that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The EITF is effective January 1, 2008, with any resulting adjustment recorded as a change in accounting principle through a cumulative effect adjustment to the beginning balance of retained earnings or retrospectively to all prior periods. Management believes the adoption of EITF 06-4 will not have a material impact on the Company's financial position or results of operations.

  The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." The Statement permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. An entity may elect the fair value option for existing assets and liabilities at the date of initial adoption and when first recognizing eligible instruments. The Statement is effective January 1, 2008. Management does not plan to make the fair value option election upon adoption of this Statement, and therefore believes that this Statement will not have a material impact on the Company's financial position or results of operations.

  Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

        In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." The EITF requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in-capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. The guidance is effective for all tax benefits on dividends declared by the Company after January 1, 2008, with prospective application required. Management believes the adoption of EITF 06-11 will not have a material impact on the Company's financial position or results of operations.

  Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. The Statement requires that all business combinations be accounted for under the "acquisition method." The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement is effective January 1, 2009. Management is currently evaluating the impact this Statement may have on the Company's financial position and results of operations related to future acquisitions.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." The Statement requires that a noncontrolling interest (formerly minority interest) be measured at fair value at the acquisition date and be presented in the equity section on the balance sheet. The Statement requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions with no resulting gain or loss. If control is lost, the noncontrolling interest is remeasured to fair value and a gain or loss is recorded. The Statement is effective January 1, 2009. Management believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

Note 2—Discontinued Operations

        The Company's discontinued operations consist of two separate businesses: international correspondent banking and retirement recordkeeping services. During 2005, the Bank sold its international correspondent banking operations to Wachovia Bank, N.A. for $245 million. This business consisted of international payment and trade processing along with the related lending activities. All of the offices designated for disposal were closed as of June 30, 2006. During 2006, the Bank received an additional $4 million as a contingent purchase price payment.

        In the third quarter of 2007, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) concerning past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) that occurred in its now discontinued international banking business and paid $21.6 million to the DOJ. For additional information, refer to Note 24 to these consolidated financial statements.

        In November 2007, the Company entered into an agreement to sell its retirement recordkeeping business to Prudential Retirement, a subsidiary of Prudential Financial, Inc. for $103.0 million. The transaction closed in December 2007, and the Company recorded a pre-tax gain of $94.7 million. The pre-tax gain reflects transaction costs of $2.1 million and the elimination of intangible assets of $6.2 million, which includes goodwill of $4.8 million attributed to this business. The retirement recordkeeping business was previously included in the Retail Banking reportable business segment.

        Both transactions have been accounted for as discontinued operations. All prior period financial statements, except where specifically mentioned, have been restated to reflect this accounting treatment. The assets and liabilities of the discontinued operations have been separately identified on our consolidated balance sheet and the assets are shown as "held for sale" at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. Interest expense (income) was attributed to discontinued operations based on average net assets (liabilities).

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 2—Discontinued Operations (Continued)

International Correspondent Banking Business (ICBB) Discontinued Operations

        Substantially all of the assets and liabilities of the international correspondent banking business were liquidated as of March 31, 2007. At December 31, 2006, the assets and liabilities identified as the ICBB discontinued operations were comprised of the following:

(Dollars in thousands)	December 31, 2006
Assets
Cash and due from banks	$18,422
Loans	1,337
Due from customers on acceptances	377
Other assets	304

Assets of ICBB discontinued operations to be disposed or sold	$20,440

Liabilities
Other liabilities	$4,585

Liabilities of ICBB discontinued operations to be extinguished or assumed	$4,585

        The components of income from the international correspondent banking business for the years ended December 31, 2005, 2006 and 2007 are:

	For the Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Net interest income	$20,252	$871	$—
Provision for loan losses	6,683	—	—
Noninterest income	298,725	13,110	—
Noninterest expense	106,712	31,038	23,244

Income (loss) from ICBB discontinued operations before income taxes	205,582	(17,057)	(23,244)
Income tax expense (benefit)	73,289	(6,310)	(582)

Income (loss) from ICBB discontinued operations	$132,293	$(10,747)	$(22,662)

        Interest expense attributed to this discontinued operations was based on average net assets. The amount of interest expense allocated to discontinued operations during the years ended December 31, 2005, 2006 and 2007 was $15.5 million, $1.8 million and zero, respectively.

        Noninterest income for this discontinued operations for the years ended December 31, 2005 and 2006 included gains on sale of the business of $228.8 million and $4.0 million, respectively. Noninterest expense for the year ended December 31, 2005 included approximately $22.0 million of severance expense. In addition, compliance related expenses were $32.8 million and $8.7 million for the years ended December 31, 2005 and 2006, respectively. Noninterest expense for the year ended December 31, 2007 included the $21.6 million paid to the DOJ and related legal and other outside services costs of $1.6 million. The income tax benefit of $0.6 million for the year ended December 31, 2007 reflects the nondeductibility of the $21.6 million payment to the DOJ.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 2—Discontinued Operations (Continued)

Retirement Recordkeeping Business (RRB) Discontinued Operations

        At December 31, 2006 and 2007, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

	December 31,
(Dollars in thousands)
	2006	2007
Assets
Premises and equipment, net	$1,649	$1,086
Intangible assets	2,683	—
Other assets	7,552	6,518

Assets of RRB discontinued operations to be disposed or sold	$11,884	$7,604

Liabilities
Interest bearing deposits	$118,686	$98,516
Other liabilities	454	9,483

Liabilities of RRB discontinued operations to be extinguished or assumed	$119,140	$107,999

        The components of income from the RRB discontinued operations for the years ended December 31, 2005, 2006 and 2007 are:

	For the Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Net interest income	$3,540	$4,813	$4,703
Noninterest income	45,170	47,556	142,892
Noninterest expense	55,163	48,439	52,429

Income (loss) from RRB discontinued operations before income taxes	(6,453)	3,930	95,166
Income tax expense (benefit)	(2,376)	1,502	34,276

Income (loss) from RRB discontinued operations	$(4,077)	$2,428	$60,890

        The RRB's net interest income for the years ended December 31, 2005, 2006 and 2007 included the allocation of interest income (based on its average net liabilities) of $3.9 million, $5.2 million and $5.1 million, respectively. Noninterest income for the years ended December 31, 2005, 2006 and 2007 consists primarily of trust fees except for 2007, which includes the pre-tax gain of $94.7 million on the sale of RRB. For the year ended December 31, 2007, noninterest expense included an $8.7 million charge for severance and retention expenses.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 3—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available For Sale

	December 31,
	2005	2006				2007
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$49,959	$60,060	$3	$189	$59,874	$1,008	$—	$—	$1,008
Other U.S. government	888,392	751,636	109	7,548	744,197	704,391	8,362	645	712,108
Mortgage-backed securities	5,235,534	5,744,088	11,015	110,092	5,645,011	5,733,837	34,746	46,604	5,721,979
State and municipal	69,394	58,855	3,419	308	61,966	53,694	3,118	56	56,756
Asset-backed and debt securities	1,913,625	2,210,983	12,139	3,441	2,219,681	2,157,455	3,942	212,542	1,948,855
Equity securities	11,110	23,007	1,165	—	24,172	12,564	508	—	13,072
Foreign securities	1,266	1,321	—	—	1,321	1,393	—	—	1,393

Total securities available for sale	$8,169,280	$8,849,950	$27,850	$121,578	$8,756,222	$8,664,342	$50,676	$259,847	$8,455,171

        For the years ended December 31, 2005, 2006 and 2007, interest income included $3.4 million, $3.1 million and $2.9 million, respectively, from non-taxable securities. For the years ended December 31, 2005, 2006 and 2007, dividend income was $4.4 million, $4.1 million and $7.3 million, respectively.

        The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

	Securities Available for Sale(1)
	December 31, 2007
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$151,030	$150,359
Due after one year through five years	666,200	675,268
Due after five years through ten years	2,955,631	2,856,122
Due after ten years	4,878,917	4,760,350
Equity securities(2)	12,564	13,072

Total securities	$8,664,342	$8,455,171

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 3—Securities (Continued)

        In 2005, proceeds from sales of securities available for sale were $1.6 billion with gross realized gains of $0.7 million and gross realized losses of $50.7 million. In 2006, proceeds from sales of securities available for sale were $144 million with gross realized gains of $2.9 million and gross realized losses of $0.7 million. The loss of $0.7 million in 2006 resulted from the recognition of an other-than-temporary impairment. In 2007, proceeds from sales of securities available for sale were $353 million with gross realized gains of $1.6 million and no gross unrealized losses.

Analysis of Unrealized Losses on Securities Available for Sale

        At December 31, 2006 and 2007, the Company's securities available for sale, shown below, were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

	December 31, 2006
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. Treasury	$—	$—	—	$49,875	$189	1	$49,875	$189	1
Other U.S. government	146,098	651	3	547,990	6,897	18	694,088	7,548	21
Mortgage-backed securities	707,334	2,186	31	3,660,514	107,906	265	4,367,848	110,092	296
State and municipal	1,194	2	2	25,674	306	86	26,868	308	88
Asset-backed and debt securities	99,497	466	11	239,936	2,975	22	339,433	3,441	33

Total securities available for sale	$954,123	$3,305	47	$4,523,989	$118,273	392	$5,478,112	$121,578	439

	December 31, 2007
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. Treasury	$1,008	$—	1	$—	$—	—	$1,008	$—	1
Other U.S. government	—	—	—	103,355	645	4	103,355	645	4
Mortgage-backed securities	84,878	615	7	2,919,654	45,989	246	3,004,532	46,604	253
State and municipal	—	—	—	9,832	56	36	9,832	56	36
Asset-backed and debt securities	1,624,623	194,963	218	283,706	17,579	29	1,908,329	212,542	247

Total securities available for sale	$1,710,509	$195,578	226	$3,316,547	$64,269	315	$5,027,056	$259,847	541

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
December 31, 2005, 2006 and 2007 (Continued)

Note 3—Securities (Continued)

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

  Mortgage-Backed Securities

        Our mortgage-backed securities consist primarily of agency mortgage securities guaranteed by a GSE such as Fannie Mae or Freddie Mac and relatively small amounts of AAA-rated private label mortgage securities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. All of the unrealized losses on the Agency mortgage-backed securities resulted from rising interest rates subsequent to purchase and in the case of private label mortgage securities, additional credit spread widening since purchase. Given their strong credit quality, the likelihood of credit loss is remote, the securities are excluded from the periodic evaluation of other-than-temporary impairment. The securities are subject to the provisions of SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," and any purchased premiums in excess of the par amount are evaluated for recoverability on a quarterly basis and the result of that evaluation is recorded in interest income. Unrealized losses, beyond the purchased premium, will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity. Since the Company has the ability and intent to hold the mortgage-backed securities until recovery of the par amount, which could be maturity, the unrealized loss is considered temporary.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 31 years. The majority of the unrealized losses on the state and municipal securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the state and municipal securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities consist of credit card receivable securities and collateralized loan obligations (CLOs). Certain of these CLOs are highly illiquid and for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly on those securities below Aa investment grade. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. During 2007, the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 3—Securities (Continued)

fair value of the CLO portfolio was adversely impacted by the liquidity crisis caused by the subprime loan industry. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. Since the securities do not have observable credit quality issues and the Company has the ability and intent to hold the asset-backed and debt securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

  Collateral

        The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2006 and 2007, the Company had collateral pledged for borrowings and to secure public and trust department deposits and for other purposes as required or permitted by law of $2.7 billion and $4.3 billion, respectively. These secured parties are not permitted to resell or repledge those securities.

        As of December 31, 2006, the Company had accepted $10.3 million of securities as collateral that it is permitted by contract to sell or repledge. At December 31, 2007, the Company had not accepted any such collateral.

Note 4—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and fees (costs) of $1 million and ($15) million, at December 31, 2006 and 2007, respectively, is as follows:

	December 31,
(Dollars in thousands)
	2006	2007
Commercial, financial and industrial(1)	$12,944,771	$14,563,477
Construction	2,175,545	2,406,729
Mortgage:
Residential	12,343,792	13,827,241
Commercial	6,028,242	7,021,299

Total mortgage	18,372,034	20,848,540
Consumer:
Installment	1,137,401	1,327,348
Revolving lines of credit	1,401,173	1,334,132

Total consumer	2,538,574	2,661,480
Lease financing	581,203	654,467

Total loans held for investment	36,612,127	41,134,693
Total loans held for sale	59,596	69,495

Total loans	36,671,723	41,204,188
Allowance for loan losses	331,077	402,726

Loans, net	$36,340,646	$40,801,462

(1)
Included in commercial, financial and industrial loans at December 31, 2006 and 2007 were overdrafts from various deposit accounts of $100.3 million and $125.8 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Balance, beginning of year	$399,156	$351,532	$331,077
Loans charged off	(46,545)	(40,655)	(18,604)
Recoveries of loans previously charged off	49,555	25,207	8,489

Total net loans charged off (recovered)	3,010	(15,448)	(10,115)
(Reversal of) provision for allowance for loan losses	(50,683)	(5,000)	81,000
Foreign translation adjustment	49	(7)	764

Ending balance of allowance for loan losses	351,532	331,077	402,726
Allowance for off-balance sheet commitment losses	86,375	81,374	90,374

Allowances for credit losses balance, end of year	$437,907	$412,451	$493,100

        Nonaccrual loans totaled $42 million and $56 million at December 31, 2006 and 2007, respectively. There were no troubled debt restructurings at December 31, 2006 and 2007. Loans 90 days past due and still accruing totaled $9.3 million and $20.1 million at December 31, 2006 and 2007, respectively.

  Loan Impairment

        Impaired loans of the Company include commercial, financial and industrial, construction and commercial mortgage loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for loan losses is allocated as an impairment allowance.

        The Company's policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

        The following table sets forth information about the Company's impaired loans.

	December 31,
(Dollars in thousands)
	2005	2006	2007
Impaired loans with an allowance	$58,892	$26,739	$55,522
Impaired loans without an allowance(1)	—	—	208

Total impaired loans(2)	$58,892	$26,739	$55,730

Allowance for impaired loans	$13,293	$2,975	$11,250
Average balance of impaired loans during the year	$45,769	$26,833	$40,460
Interest income recognized during the year on nonaccrual loans at December 31(3)	$16,426	$3,636	$3,912

(1)
These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans.

(2)
Total impaired loans were evaluated for impairment using three measurement methods as follows: $45 million, $6 million and $41 million were evaluated using the present value of the expected future cash flows at December 31, 2005, 2006 and 2007, respectively; $3 million, $11 million and $0 were evaluated using the fair value of the collateral at December 31, 2005, 2006 and 2007, respectively; and $11 million, $10 million and $15 million were evaluated using historical loss factors at December 31, 2005, 2006 and 2007, respectively.

(3)
Reflects both interest income recognized on an accrual basis and on a cash basis.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

  Related Party Loans

        In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. Such loans are recorded in loans on the consolidated balance sheet. At December 31, 2007, related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at anytime during the year totaled $13 million. The comparable figure at December 31, 2006 totaled $20 million. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2006 and 2007, there were no loans to related parties that were charged off. Additionally, at December 31, 2006 and 2007, there were no loans to related parties that were nonperforming.

        During 2006 and 2007, the Company extended credit to BTMU, its majority stockholder, in the form of overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2006 and 2007.

Note 5—Goodwill and Other Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization on a continuing operations basis at December 31, 2006 and 2007. The identifiable intangible assets related to the discontinued operations of the retirement recordkeeping business have been excluded from this table. In December 2007, $1.4 million of net identifiable intangible assets were eliminated as part of this disposition.

	December 31, 2006			December 31, 2007
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles(1)	$59,979	$(49,020)	$10,959	$51,698	$(45,240)	$6,458
Rights-to-Expiration	36,608	(21,320)	15,288	36,608	(24,498)	12,110

Total	$96,587	$(70,340)	$26,247	$88,306	$(69,738)	$18,568

(1)
Upon the full amortization of the core deposit intangibles, the 2007 carrying amount and accumulated amortization of $8.2 million were eliminated.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

        Total amortization expense on a continuing operations basis for 2005, 2006 and 2007 was $16.8 million, $11.6 million and $7.7 million, respectively.

	Core Deposit Intangibles	Rights-to- Expiration	Total Identifiable Intangible
Estimated amortization expense for the years ending(1):
2008	$2,681	$2,687	$5,368
2009	1,571	2,254	3,825
2010	800	1,870	2,670
2011	443	1,531	1,974
2012	336	1,229	1,565
thereafter	627	2,539	3,166

Total amortization expense after December 31, 2007	$6,458	$12,110	$18,568

(1)
The above table reflects amortization expenses on a continuing operations basis.

        The changes in the carrying amount of goodwill, which is reported on a consolidated Company basis, during 2005, 2006 and 2007, are shown below. The correction of an error in 2005 in the recognition of deferred taxes related to certain bank acquisitions is included in the table. This error had no impact on net income. In 2007, the Company eliminated $4.8 million in goodwill related to discontinued operations. For further information on discontinued operations see Note 2 to these consolidated financial statements. Additionally, the Company's annual impairment testing for 2005, 2006 and 2007 resulted in no impairment of goodwill.

(Dollars in thousands)	2005	2006	2007
Goodwill, beginning of year	$450,961	$454,015	$453,489
Contingent period adjustments	(1,466)	—	—
Adjustment for contingent consideration	1,993	(526)	—
Correction of an error	2,527	—	—
Elimination of goodwill related to discontinued operations	—	—	(4,771)

Goodwill, end of year	$454,015	$453,489	$448,718

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 6—Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Software in development is included in other assets. As of December 31, 2006 and 2007, the amounts were as follows:

	December 31,
	2006			2007
(Dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$64,816	$—	$64,816	$64,192	$—	$64,192
Premises	480,838	239,879	240,959	506,880	264,681	242,199
Leasehold improvements	208,936	141,485	67,451	230,018	157,507	72,511
Furniture, fixtures and equipment	600,334	479,907	120,427	621,625	510,330	111,295

Total	$1,354,924	$861,271	$493,653	$1,422,715	$932,518	$490,197

        Rental, depreciation and amortization expenses were as follows:

	Years ended December 31,
(Dollars in thousands)
	2005	2006	2007
Rental Expense of Premises	$60,236	$53,749	$57,023
Less: rental income	12,961	11,642	10,367

Net rental expense	$47,275	$42,107	$46,656

Other net rental expense, primarily for equipment	$482	$622	$728

Depreciation and amortization of premises and equipment	$87,650	$89,401	$85,199

        Future minimum lease payments are as follows:

(Dollars in thousands)	December 31, 2007
Years ending December 31,
2008	$58,474
2009	55,628
2010	50,106
2011	41,965
2012	26,463
Later years	91,611

Total minimum operating lease payments	$324,247

Minimum rental income due in the future under noncancellable subleases	$2,286

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 6—Premises and Equipment (Continued)

        The lease payments above include $4.9 million for leased properties that relate to discontinued operations on retirement recordkeeping services.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

        At December 31, 2006 and 2007, the Company had recorded a liability of $4.6 million and $4.1 million, respectively, for asset retirement obligations related to both continuing and discontinued operations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated. Additional obligations for hazardous material disposal and premise restoration related to continuing operations are not estimable due to the uncertainty of disposal or lease termination dates.

Note 7—Other Assets

  Cost Basis

        The Company invests in private capital funds either directly in privately held companies or indirectly through private equity funds. These investments are carried at cost. The investments' fair value is estimated quarterly based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a forecasted recovery is beyond a reasonable period of time, an other-than-temporary impairment is recorded. At December 31, 2006 and 2007, private capital investments had a carrying value of $127.9 million and $137.4 million, respectively. There were no investments in private capital equity securities or funds with costs in excess of fair value.

        The Company records foreclosed assets at the lower of cost or fair value, less selling expenses. At December 31, 2006 and 2007, the value of foreclosed assets was $0.6 million and $0.8 million, respectively.

  Equity Method

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. These low-income housing credit (LIHC) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying value is amortized over the period of available tax credits and tax benefits. At December 31, 2006 and December 31, 2007, unguaranteed LIHC investments were carried at the amortized cost of $162.0 million and $257.2 million, respectively.

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. These investments are accounted for under the effective yield method. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. At December 31, 2006 and December 31, 2007, the guaranteed LIHC investments were carried at the amortized cost of $216.7 million and $225.3 million, respectively.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 7—Other Assets (Continued)

according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for partnership allocations received. These investments are tested annually for impairment, based on projected operating results and realizability of tax credits. At December 31, 2006 and December 31, 2007, the carrying value of renewable energy investments was $81.0 million and $134.1 million, respectively.

Note 8—Deposits

        At December 31, 2007, the Company had $317.9 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $75.9 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in thousands)	December 31, 2007
Due after one year through two years	$184,003
Due after two years through three years	61,611
Due after three years through four years	33,287
Due after four years through five years	36,602
Due after five years	2,414

Total	$317,917

Note 9—Employee Pension and Other Postretirement Benefits

        The following information includes both continuing and discontinued operations.

  Retirement Plan

        The Company maintains the Union Bank of California Retirement Plan (the Pension Plan), which is a domestic noncontributory defined benefit pension plan covering substantially all of the employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for this Plan after one year of service and become fully vested after five years of service. The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

  Other Postretirement Benefits

  General

        The Company maintains the Union Bank of California Employee Health Benefit Plan, which in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as "other benefits." The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and length of service

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

        The following table sets forth the fair value of the assets in the Company's defined benefit pension plan and other postretirement benefit plan as of December 31, 2006 and 2007.

	Pension Benefits Years Ended December 31,		Other Benefits Years Ended December 31,
(Dollars in thousands)
	2006	2007	2006	2007
Change in plan assets
Fair value of plan assets, beginning of year	$1,332,261	$1,595,096	$137,156	$164,810
Actual return on plan assets	195,241	138,894	19,865	10,512
Employer contributions	100,000	50,000	17,475	9,540
Plan participants' contributions	—	—	2,612	2,934
Benefits paid	(32,406)	(39,490)	(12,298)	(14,193)

Fair value of plan assets, end of year	$1,595,096	$1,744,500	$164,810	$173,603

        The following table provides the Company's actual period-end asset allocation by asset category for the Pension Plan and Other Benefits Plan. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	Pension Plan			Other Benefits Plan
	December 31,			December 31,
Asset Category
	2005	2006	2007	2005	2006	2007
Domestic equity securities	49%	47%	46%	35%	38%	38%
International equity securities	22	21	20	17	17	16
Fixed income debt securities	29	27	29	22	22	24
Insurance contracts	0	0	0	26	23	22
Real estate	0	5	5	0	0	0

Total	100%	100%	100%	100%	100%	100%

        The investment objective for the Company's Pension Plan and Other Benefits Plan is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The asset allocation strategy favors equities, with a target allocation of 67 percent equity securities, 28 percent debt securities and 5 percent in real estate investments. Additionally, the Health Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

        The Company periodically reconsiders the appropriate strategic asset allocation and the expected long-term rate of return for plan assets. Management evaluates the investment return volatility of different

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

asset classes and compares the liability structure of the Company's plan to those of other companies, while considering the Company's funding policy to maintain a funded status sufficient to meet participants' benefit obligations, and reducing long-term funding requirements and pension costs. Based on this information, the Company updates its asset allocation strategy and target investment allocation percentages for the assets of the plan, as well as adopts an expected long-term rate of return.

        The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2006 and 2007. In addition, the table sets forth the over/(under) funded status recognized under SFAS No. 158 at December 31, 2006 and 2007. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in thousands)
	2006	2007	2006	2007
Accumulated benefit obligation	$1,056,596	$1,156,309

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,176,738	$1,197,110	$167,583	$181,895
Service cost	54,007	50,234	7,227	8,128
Interest cost	65,147	71,191	9,197	11,004
Plan participants' contributions	—	—	2,612	2,934
Actuarial loss (gain)	(66,376)	26,803	7,022	9,672
Medicare part D employer subsidy payments	—	—	552	620
Benefits paid	(32,406)	(39,490)	(12,298)	(14,193)

Projected benefit obligation, end of year	$1,197,110	$1,305,848	$181,895	$200,060

Over/(under) funded status	$397,986	$438,652	$(17,085)	$(26,457)

        Upon adoption of SFAS No. 158 at December 31, 2006, the Company recognized an adjustment to other comprehensive income of $161.2 million, net of tax of $99.8 million. This adjustment for previously unrecognized transition liabilities, prior service costs and actuarial losses was $125.6 million, net of tax for pension benefits and $35.6 million, net of tax for other benefits. The Company also recorded a pension asset of $398.0 million, other benefits liabilities of $17.1 million and a reduction of deferred taxes liabilities of $99.8 million. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company's statement of financial position as of December 31, 2006 is as follows.

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
December 31, 2005, 2006 and 2007 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        The following table illustrates the changes that would have been disclosed in accumulated other comprehensive loss, before any income tax effect, if the recognition requirements of SFAS No. 158 had been applied throughout the periods ended December 31, 2005 and 2006 as well as the changes that were reflected in accumulated other comprehensive income during 2007. Pension benefits do not include the ESBPs.

(Dollars in thousands)	Pension Benefits		Other Benefits
Amounts Recognized in Other Comprehensive Income	Net Actuarial (Gain)/Loss	Prior Service Costs	Transition Assets	Net Actuarial (Gain)/Loss	Prior Service Costs
Balance, December 31, 2004	$320,340	$2,390	$16,279	$36,290	$(1,153)
Arising during the year	89,985	—	—	18,090	—
Recognized in net income during the year	(26,624)	(1,067)	(2,035)	(2,794)	96

Balance, December 31, 2005	383,701	1,323	14,244	51,586	(1,057)
Arising during the year	(148,178)	—	—	(979)	—
Recognized in net income during the year	(32,361)	(1,067)	(2,034)	(4,242)	96

Balance, December 31, 2006	203,162	256	12,210	46,365	(961)
Arising during the year	14,254	—	—	12,782	—
Recognized in net income during the year	(16,009)	(256)	(2,035)	(3,774)	96

Balance, December 31, 2007	$201,407	$—	$10,175	$55,373	$(865)

        At December 31, 2006 and 2007, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBP's and other benefits.

	December 31, 2006
(Dollars in thousands)
	Pension Benefits			Other Benefits
	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$12,210	$4,670	$7,540
Net actuarial loss	203,162	77,709	125,453	46,365	17,735	28,630
Prior service costs	256	98	158	(961)	(367)	(594)

Adjustment for adoption of SFAS No. 158	203,418	77,807	125,611	57,614	22,038	35,576
Minimum pension liability adjustment	21,258	8,131	13,127	—	—	—

Pension and other benefits adjustment	$224,676	$85,938	$138,738	$57,614	$22,038	$35,576

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2007
(Dollars in thousands)
	Pension Benefits			Other Benefits
	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$10,175	$3,892	$6,283
Net actuarial loss	201,407	77,038	124,369	55,373	21,180	34,193
Prior service costs	—	—	—	(865)	(331)	(534)

Pension and other benefits adjustment	201,407	77,038	124,369	64,683	24,741	39,942

Executive Supplemental Benefits Plans
Net actuarial loss	22,393	8,565	13,828	—	—	—
Prior Service Costs	202	77	125	—	—	—

Executive Supplemental Benefits Plans Adjustment	22,595	8,643	13,952	—	—	—

Pension and other benefits adjustment	$224,002	$85,681	$138,321	$64,683	$24,741	$39,942

        The Company expects to make cash contributions of $12 million to the Other Benefits Plan for postretirement benefits and no cash contributions to the Pension Plan in 2008.

  Estimated Future Benefit Payments and Subsidies

        The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. These tables do not include the ESBPs.

(Dollars in thousands)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
Years ending December 31,
2008	$42,139	$11,627	$798
2009	46,204	12,350	854
2010	50,517	13,025	902
2011	55,612	13,742	946
2012	61,743	14,202	997
Years 2013-2017	410,355	80,448	5,774

        The following tables summarize the assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2006	2007	2006	2007
Discount rate in determining net periodic benefit cost	5.50%	6.00%	5.50%	6.00%
Discount rate in determining benefit obligations at year end	6.00	6.00	6.00	6.00
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	8.25	8.25	8.25	8.25

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007	2005	2006	2007
Components of net periodic benefit cost
Service cost	$45,530	$54,007	$50,234	$6,203	$7,227	$8,127
Interest cost	58,351	65,147	71,191	8,461	9,198	11,004
Expected return on plan assets	(95,865)	(113,439)	(126,344)	(10,401)	(11,625)	(13,912)
Amortization of prior service cost	1,067	1,067	256	(96)	(96)	(96)
Amortization of transition amount	—	—	—	2,035	2,034	2,035
Recognized net actuarial loss	26,624	32,361	16,009	2,794	4,242	3,774

Total net periodic benefit cost	$35,707	$39,143	$11,346	$8,996	$10,980	$10,932

        At December 31, 2006 and 2007, the following amounts were forecasted to be recognized in 2007 and 2008 net periodic benefit costs. These tables do not include the ESBPs.

	In 2007		In 2008
(Dollars in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Transition liability	$—	$2,034	$—	$2,035
Net actuarial loss	14,025	3,074	10,549	3,912
Prior service costs	256	(96)	—	(96)

Amounts to be reclassified from accumulated other comprehensive loss	$14,281	$5,012	$10,549	$5,851

        The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Year ended December 31,
	2005	2006	2007
Health care cost trend rate assumed for next year	8.93%	8.06%	9.36%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011	2013

        The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.

(Dollars in thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$2,816	$(2,325)
Effect on postretirement benefit obligation	21,935	(18,625)

  Executive Supplemental Benefit Plans

        The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are unfunded. The accrued liability for ESBPs included in other liabilities in the Consolidated Balance Sheets was $60 million and $62 million at December 31, 2006 and 2007, respectively. The Company's expense relating to the ESBPs for the periods ended December 31, 2005, 2006

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

and 2007, was $5.3 million, $6.4 million and $6.6 million, respectively. These plans had intangible assets of $1.2 million as of December 31, 2005 and none as of December 31, 2006. Due to an additional minimum liability, these plans also had accumulated other comprehensive loss before taxes of $17.0 million and $21.3 million as of December 31, 2005 and 2006, respectively.

  Section 401(k) Savings Plans

        The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon on the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $23 million, $20 million and $20 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Note 10—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows.

Other Noninterest Income

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Private capital and other investment income	$35,307	$29,432	$58,583
International commission and fees	11,316	9,616	8,074
Gains on sale of nonmortgage loans, net	122	313	531
Other	83,604	86,295	88,224

Total other noninterest income	$130,349	$125,656	$155,412

Other Noninterest Expense

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Advertising and public relations	$36,677	$43,920	$41,627
Data processing	31,834	31,041	33,053
Travel	16,357	18,446	20,368
Printing and office supplies	19,073	17,794	16,434
Intangible asset amortization	16,822	11,591	7,679
Other	74,834	85,685	100,100

Total other noninterest expense	$195,597	$208,477	$219,261

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 11—Income Taxes

        The following table is an analysis of the effective tax rate on continuing operations.

	Years Ended December 31,
	2005	2006	2007
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	2	2	5
California state tax refund, net of federal and state tax expense	—	(7)	—
Tax credits	(3)	(4)	(6)
Other	(1)	—	—

Effective tax rate	33%	26%	34%

        The effective tax rates on discontinued operations for the years ended December 31, 2005, 2006 and 2007 were 36%, 37% and 47%, respectively. The effective tax rate on discontinued operations for 2007 was higher due to the nondeductibility of penalties.

        The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Taxes currently payable:
Federal	$265,880	$315,367	$242,247
State	26,459	(89,826)	61,859
Foreign	1,505	1,949	7,119

Total currently payable	293,844	227,490	311,225

Taxes deferred:
Federal	63,094	34,137	(18,456)
State	3,317	8,498	482
Foreign	(1,181)	(4)	(568)

Total deferred	65,230	42,631	(18,542)

Total income tax expense on continuing operations	359,074	270,121	292,683
Income tax expense on discontinued operations	70,913	(4,808)	33,694

Total income tax expense	$429,987	$265,313	$326,377

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 11—Income Taxes (Continued)

        The components of the Company's net deferred tax balances were as follows.

	December 31,
(Dollars in thousands)
	2006	2007
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$177,003	$199,284
Accrued income and expense	80,182	78,034
Unrealized losses on pension benefits	109,982	85,713
Unrealized net losses on securities available for sale	35,850	80,008
Unrealized net losses on cash flow hedges	16,975	—
State taxes	9,583	46,923
Other	5,570	45,483

Total deferred tax assets	435,145	535,445
Deferred tax liabilities:
Leasing	508,825	507,675
Depreciation	4,690	—
Intangibles	8,057	6,043
Pension liabilities	230,624	245,532
Unrealized net gains on cash flow hedges	—	14,596
Other	2,246	748

Total deferred tax liabilities	754,442	774,594

Net deferred tax liability	$319,297	$239,149

        It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future tax returns.

        The Company has filed its 2005 and 2006, and intends to file its 2007 California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates. In 2007, the Company recognized an $11.6 million state income tax expense to reflect the difference between the estimate of California state tax expense for 2006 and the actual tax reported in the 2006 California franchise tax return.

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

        In 2005, the Company reduced federal income tax expense by $10.0 million to reflect a reduction to its reserve for estimated amounts owed to the Internal Revenue Service with respect to certain leverage leasing transactions. The change in estimate reflected management's view of the liability based on settlement discussions with the IRS Appeals Division. In 2005, the Company also recognized a $4.1 million state income tax benefit primarily to reflect the difference between the estimate of California state tax expense for 2004 and the actual tax reported in the 2004 California franchise tax return and $3.1 million of California Enterprise Zone tax credits for which it qualified during the year.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 11—Income Taxes (Continued)

        The changes in unrecognized tax benefits were as follows:

(Dollars in thousands)	Year Ended December 31, 2007
Balance, beginning of year	$137,386
Gross increases as a result of tax positions taken during prior periods	6,821
Gross decreases as a result of tax positions taken during prior periods	(11,347)
Gross increases as a result of tax positions taken during current period	15,781
Reductions as a result of a lapse of the applicable statute of limitations	(10,959)

Balance, end of year	$137,682

        Included in total unrecognized tax benefits as of December 31, 2007 was $84.6 million that, if recognized, would result in adjustments to other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.1 million.

        Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company recognized $1.5 million of interest expense during the year ended December 31, 2007. As of December 31, 2007, the Company had accrued $10.5 million of interest expense and no penalties related to unrecognized tax benefits. The Company does not accrue interest income on income tax refunds until they are realized.

        During the next 12 months, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company with respect to certain affiliates in prior year state income tax returns may lapse. As a result, the total amount of unrecognized tax benefits may decrease by zero up to $14.8 million. Should this decrease occur, the net impact to income tax expense, including interest, would be up to $12.0 million. The Company does not expect any other material increases or decreases to unrecognized tax benefits during the next 12 months. However, the Company is subject to federal and state tax examinations, as well as ongoing litigation concerning our lease-in/lease-out (LILO) transactions. Therefore, the Company's estimate of unrecognized tax benefits is subject to change based on new developments and information. The Company's years open to examination by major jurisdictions are 2003 and forward.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 12—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

	December 31,
(Dollars in thousands)
	2006	2007
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.18% and 4.29% at December 31, 2006 and 2007, respectively(1)	$1,083,927	$1,631,602
Commercial paper, with weighted average interest rates of 4.99% and 4.25% at December 31, 2006 and 2007, respectively	1,661,163	1,266,656
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 6.77% and 4.52% at December 31, 2006 and 2007, respectively	1,000	949,000
Term federal funds purchased, with weighted average interest rates of 5.37% and 4.79% at December 31, 2006 and 2007, respectively	351,700	805,970
All other borrowed funds, with weighted average interest rates of 4.26% and 5.23% at December 31, 2006 and 2007, respectively	79,701	120,653

Total borrowed funds	$3,177,491	$4,773,881

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$1,083,927	$1,823,872
Average balance during the year	701,614	1,142,487
Weighted average interest rate during the year(1)	4.80%	4.93%
Commercial paper:
Maximum outstanding at any month end	$1,859,747	$1,875,647
Average balance during the year	1,582,226	1,549,681
Weighted average interest rate during the year	4.74%	4.92%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$5,800	$949,000
Average balance during the year	2,657	35,312
Weighted average interest rate during the year	8.05%	4.59%
Term federal funds purchased:
Maximum outstanding at any month end	$703,310	$2,005,340
Average balance during the year	217,646	716,115
Weighted average interest rate during the year	5.28%	5.25%
All other borrowed funds:
Maximum outstanding at any month end	$172,858	$120,653
Average balance during the year	74,674	62,151
Weighted average interest rate during the year	4.89%	5.94%

(1)
Weighted average interest rates provided relate to external funding and do not reflect the expenses allocated on net funding to discontinued operations. For further information, see Note 2 to these Consolidated Financial Statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 12—Borrowed Funds (Continued)

        At December 31, 2007, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 15 days. The commercial paper outstanding had a weighted average remaining tenure of 21 days.

        At December 31, 2007, Federal Home Loan Bank borrowings had a weighted average remaining maturity of 78 days. Other borrowed funds consist primarily of term federal funds purchased, which had a weighted average remaining maturity of 16 days. Included in other borrowed funds in 2005 and 2006 are assumed mortgage notes related to the Company's administrative facility at Monterey Park, California. These notes were assumed from an unrelated third party. At December 31, 2007, the notes consisted of 8 zero coupon notes with varying maturity dates through 2011. Maturities of these notes for the next four years are as follows: $5.6 million in 2008, $6.2 million in 2009, $6.2 million in 2010 and $6.4 million in 2011.

Note 13—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt and long-term subordinated debt.

	December 31,
(Dollars in thousands)
	2006	2007
Medium-Term senior debt:
Floating rate notes due March 2009. These notes bear interest at 0.020% above 3-month London Interbank Offered Rate (LIBOR).	$—	$750,000
Long-Term subordinated debt:
Floating rate note with interest at 0.325% above 3-month LIBOR was retired in June 2007	199,976	—
Fixed rate 5.25% notes due December 2013	395,928	413,092
Fixed rate 5.95% notes due May 2016	722,943	750,530

Total medium- and long-term debt	$1,318,847	$1,913,622

  Medium-Term Debt

        On March 23, 2007, the Bank issued $750 million of Floating Rate Senior Bank Notes due on March 23, 2009. The Senior Notes were issued at 100 percent of their face value, and bear a floating interest rate of 3-month LIBOR plus 2 basis points. Interest is payable and resets quarterly in March, June, September and December of each year, with the first interest payment and interest reset date on June 23, 2007. The Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. For the year ended December 31, 2007, the weighted average interest rate of the medium term debt, including the impact of the deferred issuance costs, was 5.46 percent.

  Long-Term Debt

        In June 2007, the Company retired $200 million of floating-rate subordinated debt payable to BTMU. The note had an interest rate of 0.325% above the 3-month LIBOR rate, and was retired at par plus accrued interest.

        On December 8, 2003, the Company issued $400 million of long-term subordinated debt. For the year ended December 31, 2007, the weighted average interest rate of the long-term subordinated debt, including

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 13—Medium- and Long-Term Debt (Continued)

the impact of the deferred issuance costs, was 5.38 percent. The notes are junior obligations to the Company's existing and future outstanding senior indebtedness.

        The Company converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2007. This transaction meets all of the requirements for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. At December 31, 2007, the market value adjustment to the long-term debt was an unrealized loss of $14.0 million and to the fair value of the hedge was an unrealized gain of $14.0 million. The weighted average interest rate, including the impact of the hedge and deferred issuance costs, was 5.77 percent for the year ended December 31, 2007.

        On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11, with the first interest payment date on November 11, 2006. For the year ended December 31, 2007, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 6.07 percent. The subordinated notes are junior obligations to the Bank's existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

        The Bank converted its 5.95 percent fixed rate on these notes to a floating rate of interest utilizing $700 million notional amount of interest rate swaps, which qualified as a fair value hedge at December 31, 2007. This transaction meets all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. At December 31, 2007, the market value adjustment to the long-term debt was an unrealized loss of $52.8 million and to the fair value of the hedge was an unrealized gain of $52.8 million. After including the impact of the related hedge, the amortization of the discount and the deferred issuance costs, the weighted average interest rate of the subordinated notes was 5.83 percent for the year ended December 31, 2007.

        Both fixed rate subordinated debt qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the Company's and the Bank's total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. For each of the years ended December 31, 2006 and 2007, $1.1 billion of the notes qualified as risk-based capital for the Company. For each of the years ended December 31, 2006 and 2007, $0.7 billion of the notes qualified as risk-based capital for the Bank.

        Provisions of the subordinated notes restrict the Company's ability to engage in mergers, consolidations and transfers of substantially all assets.

Note 14—UnionBanCal Corporation—Junior Subordinated Debt Payable to Subsidiary Grantor Trust

        On March 23, 2000, Business Capital Trust I issued $10 million preferred securities to the public and $0.3 million common securities to the Company. The proceeds of such issuances were invested by Business Capital Trust I in $10.3 million aggregate principal amount of the Company's 10.875 percent debt securities due March 8, 2030 (the Trust Notes). The Trust Notes represent the sole asset of Business Capital Trust I. The Trust Notes mature on March 8, 2030, bear interest at the rate of 10.875 percent, payable semi-annually, and are redeemable by the Company at a premium (with premium declining each year) beginning on or after

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 14—UnionBanCal Corporation—Junior Subordinated Debt Payable to Subsidiary Grantor Trust (Continued)

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

        The weighted average interest rate for all Trust Notes were 6.31 percent and 6.50 percent for the years ended December 31, 2006 and 2007, respectively.

Note 15—Dividend Reinvestment and Stock Purchase Plan

        The Company has a dividend reinvestment and stock purchase plan for stockholders. Participating stockholders have the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtains shares required for reinvestment primarily through open market purchases. During 2005, 2006 and 2007, 88,560 shares, 102,449 shares and 128,989 shares, respectively, were required for dividend reinvestment purposes and none of which were considered new issuances. BTMU did not participate in the plan in 2005, 2006 or 2007.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 16—Management Stock Plans

        The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 20.0 million and 6.6 million shares, respectively, of the Company's common stock authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards.

        The Committee determines the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans may not be less than the fair market value on the date the option is granted. Beginning in 2006, the value of options is recognized as compensation expense over the vesting period during which the employees are required to provide service. Prior to January 1, 2006, the Company's unrecognized compensation expense for nonvested restricted stock reduced retained earnings. Upon the adoption of SFAS No. 123(R), $19 million was reclassified from retained earnings to additional paid-in capital. The value of the restricted stock at the date of grant is recognized as compensation expense over its vesting period with a corresponding credit adjustment to additional paid-in capital. All cancelled or forfeited options and restricted stock become available for future grants.

        Under the 2000 Stock Plan, the Company grants stock options and restricted stock. Additionally under this plan, the Company issues shares of common stock upon the vesting and settlement of performance shares settled in common stock and restricted stock units, as well as upon the settlement of stock units. Under the 1997 Stock Plan, the Company issues shares of common stock upon exercise of outstanding stock options. The Company issues new shares of common stock for all awards under the stock plans. A total of 5,445,210 shares, 3,692,736 shares and 1,095,526 shares were available for future grants under the 2000 Stock Plan at December 31, 2005, 2006 and 2007, respectively. These available shares have taken into account the outstanding number of shares of stock options and restricted stock, as well as the maximum number of shares that may be issued upon the vesting and settlement of outstanding performance shares settled in common stock and restricted stock units, and upon the settlement of outstanding stock units. The remaining shares under the 1997 Stock Plan are not available for future grants.

        The Committee determined that performance share awards granted in 2006 and 2007 were to be redeemed in shares.

  Stock Options

        Under the 2000 Stock Plan, the Company granted options to various key employees, including policy-making officers, and to non-employee directors for selected years. Under both the 1997 and 2000 Stock Plans, options granted to employees vest pro-rata on each anniversary of the grant date and become fully exercisable three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the options vest earlier if the employee dies, is permanently disabled, or retires under certain grant, age, and service conditions or terminates employment under certain conditions. Options granted to non-employee directors are fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and are fully vested and exercisable on the grant date under the 2000 Stock Plan.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 16—Management Stock Plans (Continued)

        The following is a summary of stock option transactions under the stock plans.

	For the Year Ended December 31, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of the period(1)	8,326,241	$49.24
Granted	2,219,403	55.33
Exercised	(800,860)	41.58
Forfeited	(71,638)	66.16

Options outstanding, end of the period(1)	9,673,146	$51.14	4.88	$35,555

Options exercisable, end of the period	6,519,040	$47.43	4.25	$25,478

(1)
Options not expected to vest are included in options outstanding. Amounts are not material.

        The fair value of each option grant is estimated on the date of grant utilizing the Black-Scholes option pricing model and using the assumptions noted in the following table. The Black-Scholes option pricing model is applied to option tranches based on expected terms that result in ranges of input assumptions, such ranges are disclosed below. Expected volatilities are based on historical data and implied volatilities from traded options on the Company's stock, and other factors. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

	For the Year Ended December 31,
	2005	2006	2007
Weighted-average fair value—per share	$13.38	$12.31	$7.04
Risk-free interest rates (a range for 1 to 7 year tenors)	3.4 - 4.3%	4.3 - 5.05%	3.71%
Expected volatility	27.0%	16.6 - 22.9%	16.9 - 21.0%
Weighted-average expected volatility	27.0%	19.4%	19.8%
Expected term (in years)	4.4	3.4 - 5.4	3.8 - 4.4
Weighted-average expected dividend yield	2.7%	2.7%	4.3%

        The total intrinsic value of options exercised during 2005, 2006 and 2007 was $50.4 million, $37.9 million and $16.0 million, with a corresponding tax benefit of $17.9 million, $13.5 million and $5.7 million, respectively. The total fair value of options vested during the years ended December 31, 2005, 2006 and 2007 was $38.3 million, $28.9 million and $20.5 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 16—Management Stock Plans (Continued)

        The Company recognized $22.4 million and $13.0 million of compensation cost for share-based payment arrangements related to stock option awards with $8.4 million and $5.0 million of corresponding tax benefit during the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock option awards was $17.5 million and the weighted-average period over which the cost is expected to be recognized was 1.2 years.

  Restricted Stock

        In general, restricted stock awards are granted under the 2000 Stock Plan to key employees, and in 2005, to non-employee directors. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and become fully vested four years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, they vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions. The awards of restricted stock granted to existing non-employee directors in 2005 vested in full in July 2006. Restricted stockholders have the right to vote their restricted shares and receive dividends. The grant date fair value of awards is equal to the closing price on date of grant.

        The following is a summary of the Company's nonvested restricted stock awards as of December 31, 2007 and changes during the period ended December 31, 2007.

	For the Year Ended December 31, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	840,003	$62.59
Granted	337,887	53.31
Vested	(247,191)	62.94
Forfeited	(49,582)	62.15

Nonvested restricted awards, end of the period	881,117	$59.00

        The total fair value of the restricted stock awards vested was $1.5 million during 2005, $8.8 million during 2006 and $15.6 million during 2007, with a corresponding tax benefit of $0.6 million, $3.1 million and $5.0 million, respectively.

        The Company recognized $7.6 million, $14.4 million and $14.4 million of compensation cost for share-based payment arrangements related to restricted stock awards with $2.9 million, $5.4 million and $5.5 million of corresponding tax benefit during the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2007, the total unrecognized compensation cost related to nonvested restricted awards was $41.0 million, and the weighted-average period over which it is expected to be recognized was 1.6 years.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 16—Management Stock Plans (Continued)

  Restricted Stock Units and Stock Units

        Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. The grant date fair value of awards is equal to the closing price on date of grant. During the year ended December 31, 2007, the Company granted 22,995 restricted stock units with a weighted-average grant date fair value of $57.84 per unit. There were no restricted stock units forfeited during the year ended December 31, 2007. The total fair value of the restricted stock units that vested during the year ended December 31, 2007 was $0.8 million. The Company recognized $0.3 million and $1.0 million of compensation cost with a corresponding $0.1 million and $0.4 million in tax benefits related to these grants for the year ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the total unrecognized compensation cost related to restricted stock units was $1.0 million and the weighted-average period over which it is expected to be recognized was 9 months.

        The restricted stock unit participants do not have voting or other stockholder rights. However, the participants' stock unit accounts receive dividend equivalents, reflecting the aggregate dividends earned based on the total number of restricted stock units outstanding, in the form of additional restricted stock units. Participants may elect to defer the delivery of vested shares of common stock at predetermined dates as defined in the plan agreements. The Company will issue new shares under the 2000 Stock Plan upon vesting and settlement of these grants, which are redeemable only in shares.

        Non-employee directors may irrevocably elect to defer all or a portion of the cash retainer and/or fees payable to them for services on the Board of Directors and its committees in the form of stock units. At the time of deferral, a bookkeeping account is established on behalf of the director and credited with a number of fully vested stock units. The director will receive a number of stock units equal to the number of shares of common stock when the deferred compensation is payable. Dividend equivalents are credited to the stock unit accounts. Stock units have no voting rights. The Company will issue new shares under the 2000 Stock Plan upon settlement of the stock units.

  Performance Share Plan

        Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 16—Management Stock Plans (Continued)

shares. The following is a summary of shares granted and available for future grants under the Performance Share Plan.

	For the Years Ended December 31,
	2005	2006	2007
Performance shares:
Granted	78,000	62,100	70,614
Available for future grant, year end	2,193,383	2,132,333	2,063,219

  Performance Shares—Redeemable in Cash

        All performance shares granted prior to 2006 are redeemable in cash and therefore are accounted for as liabilities. The value of a performance share under the liability method is equal to the average month-end closing price of the Company's common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. The following is a summary of performance shares that are redeemable in cash under the Performance Share Plan.

	For the Years Ended December 31,
(Dollars in millions)
	2005	2006	2007
Performance shares granted	78,000	—	—
Performance shares forfeited	19,200	—	—
Fair value of performance shares that vested	$4.5	$9.4	$6.7
Cash payments made for performance shares that vested	$6.5	$5.8	$7.8
Fair value of performance shares that vested and deferred	$0.4	$0.3	$—
Performance shares compensation expense	$9.0	$1.8	$1.7
Tax benefit related to compensation expense	$3.4	$0.7	$0.6
Liability for cash settlement of performance shares, year end	$15.7	$11.7	$5.7

        The compensation cost related to these grants that are redeemable in cash was fully recognized as of December 31, 2007.

  Performance Shares—Redeemable in Shares

        The following is a summary of performance shares that are redeemable in shares under the Performance share Plan.

	For the Years Ended December 31,
(Dollars in millions, except per share)
	2006	2007
Performance shares granted	62,100	70,614
Weighted average grant date fair value—per share	$69.96	$63.10
Performance shares forfeited	1,050	1,500
Fair value of performance shares that vested during the year	$0.2	$0.6
Performance shares compensation expense	$2.8	$4.8
Tax benefit related to compensation expense	$1.1	$1.8

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 16—Management Stock Plans (Continued)

        As of December 31, 2007, the total unrecognized compensation cost related to grants that are redeemable in shares was $4.6 million and the weighted-average period over which it is expected to be recognized was 11 months. The Company issues new shares under the 2000 Stock Plan upon vesting and settlement of these grants that are redeemable in shares.

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

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2007, the Company's most significant concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. The Company's exposure, which primarily results from positions in available for sale securities issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $5.7 billion at December 31, 2007.

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

        It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2006 and 2007, as more fully described below. It should be noted that the operations of the Company are managed on a going concern basis and not on a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of an institution's inherent value is its capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values that follow.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 18—Fair Value of Financial Instruments (Continued)

        The table below presents the carrying value and fair value of the specified assets, liabilities and off-balance sheet instruments held by the Company.

	December 31,
	2006		2007
(Dollars in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$3,981,438	$3,981,438	$2,521,636	$2,521,636
Trading account assets	376,321	376,321	603,333	603,333
Securities available for sale:
Securities pledged as collateral	89,184	89,184	685,123	685,123
Held in portfolio	8,667,038	8,667,038	7,770,048	7,770,048
Loans, net of allowance for loan losses(1)	35,765,943	34,945,686	40,153,095	39,536,003
Private capital investments	127,908	127,908	137,381	137,381
Liabilities
Deposits:
Noninterest bearing	17,113,890	17,113,890	13,802,640	13,802,640
Interest bearing	24,736,792	24,767,092	28,877,551	28,912,051

Total deposits	41,850,682	41,880,982	42,680,191	42,714,691
Borrowed funds	3,177,491	3,187,600	4,773,881	4,784,600
Trading account liabilities	258,136	258,136	351,057	351,057
Medium- and long-term debt	1,318,847	1,309,365	1,913,622	1,804,732
Junior subordinated debt payable to subsidiary grantor trust	14,885	14,300	14,432	13,340
Off-Balance Sheet Instruments
Commitments to extend credit	54,601	54,601	53,476	53,476
Standby and commercial letters of credit	6,697	6,697	6,340	6,340

(1)
Excludes lease financing, net of allowance.

        The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

        Cash and cash equivalents:    The carrying value of cash and cash equivalents is considered a reasonable estimate of fair value.

        Trading account assets:    Trading account assets are short term in nature and valued at market based on quoted market prices or dealer quotes. If a quoted market price is not available, the recorded amounts are estimated using quoted market prices for similar securities. Trading account assets also include unrealized gains on derivative contracts entered into for trading or as an accommodation for customers.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 18—Fair Value of Financial Instruments (Continued)

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

        Trading account liabilities:    Trading account liabilities include liabilities for securities sold short for which fair value approximates the carrying value. Trading account liabilities also include unrealized losses on derivative contracts entered into for trading or as an accommodation for customers.

        Borrowed funds:    The fair value for federal funds purchased and securities sold under repurchase agreements, commercial paper and term federal funds purchased was estimated using market quotes. The carrying values of other short-term borrowed funds are assumed to approximate their fair value due to their limited duration characteristics.

        Medium- and long-term debt:    The fair value of the floating-rate senior and fixed rate subordinated notes was estimated using market quotes. The values derived for the fixed rate subordinated notes differ from the fair values of those securities under hedge accounting, since a hypothetical value based on the present value of cash flows has been used for that purpose.

        Trust notes:    The fair value of fixed-rate trust notes was estimated using market quotes of similar securities.

        Off-balance sheet instruments:    The carrying value of off-balance sheet instruments represents the unamortized fee income assessed based on the credit quality and other covenants imposed on the borrower.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 18—Fair Value of Financial Instruments (Continued)

Since the amount assessed represents the market rate that would be charged for similar agreements, management believes that the fair value approximates the carrying value of these instruments.

Note 19—Derivative Instruments

        The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company's operating results due to market fluctuations in currency and/or interest rates.

        Credit and market risks are inherent in derivative instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of the existing collateral, if any. The Company utilizes master netting agreements in order to reduce its exposure to credit risk. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of default. Additionally, the Company establishes a credit reserve for potential losses in the event of counterparty default. This reserve is not reflected in the following tables. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

        On a limited basis, the Company also enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. For further information on this guarantee, see Note 24 to these consolidated financial statements.

  Trading Activities in Derivative Instruments

        Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and as an accommodation for customers. At December 31, 2006 and 2007, the majority of the Company's derivative transactions for customers were essentially offset by contracts with other counterparties that reduce or eliminate market risk exposures.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 19—Derivative Instruments (Continued)

        The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.

	December 31,
	2006			2007
(Dollars in thousands)	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held or Written for Trading Purposes and Customer Accommodations
Foreign exchange forward contracts:
Commitments to purchase	$7,349	$(7,159)	$190	$41,742	$(10,332)	$31,410
Commitments to sell	8,257	(8,021)	236	6,168	(34,064)	(27,896)
Foreign exchange OTC options:
Options purchased	2,108	—	2,108	2,494	—	2,494
Options written	—	(2,108)	(2,108)	—	(2,494)	(2,494)
Cross currency swaps:
Commitments to pay	—	(3,899)	(3,899)	7,902	—	7,902
Commitments to receive	3,899	—	3,899	—	(7,662)	(7,662)
Energy contracts:
Option contracts	36,632	(36,632)	—	40,469	(40,469)	—
Swap contracts	138,602	(137,321)	1,281	135,235	(134,201)	1,034
Interest rate contracts:
Caps purchased	2,356	—	2,356	97	(508)	(411)
Floors purchased	10	—	10	6	—	6
Caps written	—	(2,356)	(2,356)	486	(76)	410
Floors written	—	(10)	(10)	—	(6)	(6)
Swap contracts:
Pay variable/receive fixed	41,703	(34,911)	6,792	168,718	(1,574)	167,144
Pay fixed/receive variable	42,660	(33,732)	8,928	2,393	(148,939)	(146,546)

	283,576			405,710
Effect of master netting agreements	(9,715)			(20,972)

Total net credit exposure	$273,861			$384,738

  Derivative Instruments and Other Financial Instruments Used for Hedging

        Derivative positions are integral components of the Company's designated asset and liability management activities. The Company uses interest rate derivatives to manage the sensitivity of the Company's net interest income to changes in interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit and subordinated debt. The following describes the significant hedging strategies of the Company.

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 19—Derivative Instruments (Continued)

changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At December 31, 2007, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.7 years.

        The Company uses purchased interest rate floors to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Payments received under the floor contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the floor's strike rate.

        The Company uses interest rate floor corridors to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income caused by the relevant LIBOR index falling below the corridor's upper strike rate, but only to the extent the index falls to the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor's lower strike rate.

        The Company uses interest rate collars to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Net payments to be received under the collar contract offset the decline in loan interest income caused by the relevant LIBOR index falling below the collar's floor strike rate, while net payments to be paid will reduce the increase in loan interest income caused by the LIBOR index rising above the collar's cap strike rate.

        The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Payments to be received (or paid) under the swap contract will offset the fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in the relevant LIBOR index.

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

        The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the LIBOR component of the CD rates, either 1-month, 3-month, or 6-month LIBOR, based on the original term to maturity of the CDs, which reflects their repricing frequency. Net payments to be received under the cap corridor contract offset the increase in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index rises to the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 19—Derivative Instruments (Continued)

        Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In 2007, the Company recognized a net loss of $14 thousand due to ineffectiveness, which is recognized in other noninterest expense, compared to a net gain of $0.1 million in 2006.

        For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2007, the Company expects to realize approximately $12.6 million in net interest income during 2008. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2007.

  Fair Value Hedges

  Hedging Strategy for Subordinated Debt

        The Company engages in an interest rate hedging strategy in which an interest rate swap is associated with a specified interest bearing liability, UnionBanCal Corporation's ten-year, subordinated debt issuance, and in a separate transaction, Union Bank of California's ten-year, subordinated debt issuance, in order to convert these liabilities from fixed rate to floating rate instruments. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

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

  Economic Hedging Strategy for "MarketPath" Certificates of Deposit

        The Company engages in an economic hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the Standard and Poor's 500 Index, are exchanged for a fixed rate of interest. The Company accounts for the embedded derivative in the CD at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is valued at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 19—Derivative Instruments (Continued)

        The following table reflects summary information on the Company's derivative contracts used to hedge or modify the Company's risk as of December 31, 2006 and 2007.

	December 31, 2006				December 31, 2007
(Dollars in thousands)	Unamortized Premiums	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unamortized Premiums	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held for Asset and Liability Management Purposes
Fair Value Hedges and Hedged Items:
Interest rate swap contracts:
Subordinated debt interest rate swaps	$—	$25,524	$(3,064)	$22,460	$—	$66,791	$—	$66,791
Subordinated debt	—	3,064	(25,524)	(22,460)	—	—	(66,791)	(66,791)
Cash Flow Hedges:
Interest rate option contracts:
Floors purchased	28,978	—	(9,782)	19,196	41,103	38,373	—	79,476
Interest rate swap contracts:
Pay variable/receive fixed	—	—	(34,618)	(34,618)	—	1,769	(2,015)	(246)
Economic Hedges:
Swap contract indexed to S&P 500:
Pay fixed/receive variable	—	772	—	2,009	—	504	—	1,740
MarketPath certificates of deposit	—	—	(772)	(772)	—	—	(504)	(504)

		29,360				107,437
Effect of master netting agreements		(20,948)				(18,081)

Total net credit exposure		$8,412				$89,356

Note 20—Restrictions on Cash and Due From Banks, Securities, Loans and Dividends

        Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $279.7 million and $192.5 million at December 31, 2006 and 2007, respectively.

        As of December 31, 2006 and 2007, securities carried at $2.8 billion and $4.3 billion and loans of $13.3 billion and $12.2 billion, respectively, were pledged as collateral for borrowings, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

        The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 20—Restrictions on Cash and Due From Banks, Securities, Loans and Dividends (Continued)

capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 21 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2007, $248.0 million remained outstanding on twenty Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment leases pledged by Bankers Commercial Corporation.

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

Note 21—Regulatory Capital Requirements

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies such as the Company. The Bank is subject to laws and regulations that limit the amount of dividends it can pay to the Company.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2006 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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
December 31, 2005, 2006 and 2007 (Continued)

Note 21—Regulatory Capital Requirements (Continued)

        The Company's and the Bank's capital amounts and ratios are presented in the following tables.

			For Capital Adequacy Purposes
	Actual
(Dollars in thousands)
	Amount	Ratio	Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2006:
Total capital (to risk-weighted assets)	$5,843,203	11.71%	≥	$3,992,336	≥	8.0%
Tier 1 capital (to risk-weighted assets)	4,333,865	8.68	≥	1,996,168	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	4,333,865	8.44	≥	2,054,147	≥	4.0
As of December 31, 2007:
Total capital (to risk-weighted assets)	$6,123,923	11.21%	≥	$4,368,522	≥	8.0%
Tier 1 capital (to risk-weighted assets)	4,533,763	8.30	≥	2,184,261	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	4,533,763	8.27	≥	2,193,752	≥	4.0

(1)
Excludes certain intangible assets.

			For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Actual
(Dollars in thousands)
	Amount	Ratio	Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2006:
Total capital (to risk-weighted assets)	$5,279,646	10.69%	≥	$3,950,832	≥	8.0%	≥	$4,938,540	≥	10.0%
Tier 1 capital (to risk-weighted assets)	4,179,359	8.46	≥	1,975,416	≥	4.0	≥	2,963,124	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	4,179,359	8.25	≥	2,027,447	≥	4.0	≥	2,534,309	≥	5.0
As of December 31, 2007:
Total capital (to risk-weighted assets)	$5,631,164	10.38%	≥	$4,338,760	≥	8.0%	≥	$5,423,450	≥	10.0%
Tier 1 capital (to risk-weighted assets)	4,449,368	8.20	≥	2,169,380	≥	4.0	≥	3,254,070	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	4,449,368	8.20	≥	2,171,112	≥	4.0	≥	2,713,891	≥	5.0

(1)
Excludes certain intangible assets.

Note 22—Earnings Per Share (EPS)

        Basic EPS ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. For all periods presented, there were no dividends on preferred stock. Starting in 2006, the Company no longer includes nonvested restricted shares in the weighted average number of common shares outstanding-basic, but includes the impact of those shares in the calculation of diluted shares. The impact of this change on previous periods is immaterial. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, restricted stock units and performance shares are common stock equivalents.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 22—Earnings Per Share (EPS) (Continued)

        The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2005, 2006 and 2007.

	For the Years Ended December 31,
	2005		2006		2007
(Amounts in thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$734,717	$734,717	$761,315	$761,315	$569,866	$569,866
Income (loss) from discontinued operations	128,216	128,216	(8,319)	(8,319)	38,228	38,228

Net income	$862,933	$862,933	$752,996	$752,996	$608,094	$608,094

Weighted average common shares outstanding	145,109	145,109	141,620	141,620	137,617	137,617
Additional shares due to:
Assumed conversion of dilutive share based payments	—	2,683	—	2,135	—	1,435

Adjusted weighted average common shares outstanding	145,109	147,792	141,620	143,755	137,617	139,052

Income from continuing operations per share	$5.06	$4.97	$5.38	$5.30	$4.14	$4.10
Income (loss) from discontinued operations per share	0.89	0.87	(0.06)	(0.06)	0.28	0.27

Net income per share	$5.95	$5.84	$5.32	$5.24	$4.42	$4.37

        The following table provides the number of options and the corresponding exercise prices for those options, which were not included in the computation of diluted earnings per share in each of the years 2005, 2006, and 2007 because they were antidilutive.

	For the Years Ended December 31,
	2005	2006	2007
Options outstanding	89,230	1,156,298	2,915,512
Exercise price of options	$67.39 - $71.23	$64.59 - $71.23	$59.57 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 23—Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the year ended December 31, 2005:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(41,796)	$15,987	$(25,809)
Less: reclassification adjustment for net gains on hedges included in net income	(16,077)	6,149	(9,928)

Net change in unrealized losses on hedges	(57,873)	22,136	(35,737)

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(118,708)	45,406	(73,302)
Less: reclassification adjustment for net losses on securities available for sale included in net income	50,039	(19,140)	30,899

Net change in unrealized losses on securities available for sale	(68,669)	26,266	(42,403)

Foreign currency translation adjustments:
Net gains arising during the year	582	(222)	360
Less: reclassification of foreign currency translation loss included in net income	11,845	(4,071)	7,774

Net change in foreign currency translation	12,427	(4,293)	8,134

Net pension and other benefits adjustment	(5,792)	2,232	(3,560)

Net change in accumulated other comprehensive income (loss)	$(119,907)	$46,341	$(73,566)

For the year ended December 31, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(32,708)	$12,511	$(20,197)
Less: reclassification adjustment for net losses on hedges included in net income	43,886	(16,786)	27,100

Net change in unrealized losses on hedges	11,178	(4,275)	6,903

Securities available for sale:
Unrealized holding gains arising during the year on securities available for sale	28,510	(10,905)	17,605
Less: reclassification adjustment for net gains on securities available for sale included in net income	(2,242)	858	(1,384)

Net change in unrealized losses on securities available for sale	26,268	(10,047)	16,221

Foreign currency translation adjustment	(67)	26	(41)

Pension and other benefits adjustment:
SFAS No. 158 adjustment	(261,032)	99,845	(161,187)
Minimum pension liability adjustment	(4,659)	1,782	(2,877)

Net pension and other benefits adjustment	(265,691)	101,627	(164,064)

Net change in accumulated other comprehensive income (loss)	$(228,312)	$87,331	$(140,981)

For the year ended December 31, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$53,119	$(20,318)	$32,801
Less: reclassification adjustment for net losses on hedges included in net income	29,420	(11,253)	18,167

Net change in unrealized losses on hedges	82,539	(31,571)	50,968

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(113,820)	43,536	(70,284)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(1,621)	620	(1,001)

Net change in unrealized losses on securities available for sale	(115,441)	44,156	(71,285)

Foreign currency translation adjustment	837	(320)	517

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	638	(244)	394
Amortization of transition amount	2,035	(778)	1,257
Recognized net actuarial loss	21,341	(8,163)	13,178
Pension and other benefits arising during the year	(30,409)	11,631	(18,778)

Net pension and other benefits adjustment(1)	(6,395)	2,446	(3,949)

Net change in accumulated other comprehensive income (loss)	$(38,460)	$14,711	$(23,749)

(1)
For further information, see Note 9 to these consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 23—Other Comprehensive Income (Loss) (Continued)

        The following table presents accumulated other comprehensive income (loss) balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment(1)	Accumulated Other Comprehensive Loss
Balance, December 31, 2004	$1,429	$(31,696)	$(7,870)	$(6,690)	$(44,827)
Change during the year	(35,737)	(42,403)	8,134	(3,560)	(73,566)

Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the year	6,903	16,221	(41)	(164,064)	(140,981)

Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the year	50,968	(71,285)	517	(3,949)	(23,749)

Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)

(1)
Amounts prior to December 31, 2006 include only the minimum pension liability adjustment.

Note 24—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

	December 31,
(Dollars in thousands)
	2006	2007
Commitments to extend credit	$22,575,317	$23,385,514
Standby letters of credit	3,574,934	3,673,553
Commercial letters of credit	59,254	71,745
Risk participations in bankers' acceptances	26,675	33,550
Commitments to fund principal investments	87,413	102,689
Commitments to fund low-income housing credit (LIHC) investments	162,868	140,650

        Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2007, the carrying value of the Company's risk participations in bankers' acceptances, standby and commercial letters of credit totaled $6.3 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company invests in either guaranteed or unguaranteed LIHC investments. The guaranteed LIHC investments carry a minimum rate of return guarantee by a creditworthy entity. The unguaranteed LIHC investments carry partial guarantees covering the timely completion of projects, availability of tax credits and operating deficit thresholds from the issuer. For these LIHC investments, the Company has committed to provide additional funding as stipulated by its investment participation.

        The Company is fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over an eleven-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of December 31, 2007, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $163.7 million. The Company maintains a reserve of $6.5 million for these guarantees.

        The Company has rental commitments under long-term operating lease agreements. For detail of these commitments see Note 6 to these consolidated financial statements.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of December 31, 2007, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.3 billion. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2007, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.2 billion and $2.9 billion at December 31, 2006 and 2007, respectively. The market value of the associated collateral was $2.3 billion and $3.0 billion at December 31, 2006 and 2007, respectively.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2007, the maximum exposure to loss under these contracts totaled $23.9 million. At December 31, 2007, the Company maintained a reserve of $0.5 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa). On October 3, 2007, Visa completed a restructuring transaction and issued shares of Visa common stock to its financial institution members in contemplation of an initial public offering planned for 2008. In connection with the restructuring, Visa's bylaws were amended to obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate ownership share of Visa. During the fourth quarter of 2007 under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company recorded a liability of $9.5 million and a corresponding expense representing the estimated fair value of the Company's obligations under the indemnity provisions. The Company's maximum exposure to loss for the pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be limited to the Company's proportional ownership. While the Company could be required to fund its proportionate share of the antitrust lawsuit settlements, management anticipates that an escrow account established by Visa and funded during the planned initial public offering will be used to pay the settlements.

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

        On September 14, 2007, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the Office of the Comptroller of the Currency (OCC). The Order supersedes the March 2005 memorandum of understanding between the Bank and the OCC. The Order imposes a civil money penalty of $10 million and requires the Bank to take actions to improve compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provides that the $10 million penalty is deemed to be satisfied by the Bank's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, the Bank entered into a DPA with the DOJ. Under the DPA, the DOJ has agreed to defer prosecution for past violations of BSA/AML that occurred in the Bank's now discontinued international banking business, and to dismiss prosecution completely if the Bank meets the conditions of the Order for one year. In the DPA, the Bank also agreed to make a payment of $21.6 million to the DOJ, which payment has been made.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 25—Transactions with Affiliates

        The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2005, 2006 and 2007, such transactions included, but were not limited to, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. The Company also maintains traditional correspondent bank accounts and had a $200 million floating-rate subordinated debt with BTMU, which was retired in June 2007. For further information regarding this subordinated debt, see Note 13 to these consolidated financial statements. In the opinion of management, such transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement.

        During 2005, the Company repurchased $200 million of its stock from BTMU at $57.54 per share. In 2007, the Bank purchased a membership interest in a U.S. payment services company for $1.4 million from BTMU.

        At December 31, 2007, the Company had derivative contracts totaling $1.3 billion in notional balances with $9.5 million in net unrealized losses with BTMU and its affiliates. At December 31, 2007, the Company had recorded interest expense of $6.6 million for the year ended 2006 relating to the subordinated debt and other correspondent bank accounts. Additionally, for the year ended 2006, the Company recorded income of $2.1 million and expenses of $0.7 million for fees and revenue sharing arrangements, and income of $3.8 million and expenses of $3.1 million relating to facility and staff training arrangements.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate their sale. As of December 31, 2007, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.3 billion. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2007, the Company did not have any exposure to loss for these agreements.

Note 26—Business Segments

        During 2006, the Company formally reorganized its operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. Management believes that this new organizational structure will enhance the Company's focus on target markets and enterprise wide sales and service. The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 26—Business Segments (Continued)

    and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At December 31, 2005, 2006 and 2007, Retail Banking had $222.2 million, $222.2 million and $217.4 million, respectively, of goodwill. In December 2007, $4.8 million of goodwill attributed to the retirement recordkeeping business was eliminated against the gain on sale of this business. For further information on this sale, see Note 2 of these consolidated financial statements.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At December 31, 2005, 2006 and 2007, Wholesale Banking had $231.8 million, $231.3 million and $231.3 million, respectively, of goodwill.

        The information, set forth in the table that follows, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segment as of December 31, 2004, 2005 and 2006.

        The information in the table is derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to an operating segment are assigned to that operating segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to an operating segment based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. The discontinued operations consists of two separate businesses: international correspondent banking and the retirement recordkeeping services. For further detail on discontinued operations, see Note 2 to these consolidated financial statements. Except as discussed above, none of the items in "Other" is significant to the Company's business.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 26—Business Segments (Continued)

        In the first quarter 2006, the Company changed its reporting to reflect a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items."

        The reportable business segment results for prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, discontinued operations and the market view contribution.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 26—Business Segments (Continued)

	Retail Banking			Wholesale Banking
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2005	2006	2007	2005	2006	2007
Results of operations (dollars in thousands):
Net interest income (expense)	$882,723	$939,954	$890,358	$998,052	$1,039,979	$970,401
Noninterest income (expense)	451,861	483,401	490,813	422,488	407,112	437,312

Total revenue	1,334,584	1,423,355	1,381,171	1,420,540	1,447,091	1,407,713
Noninterest expense (income)	847,647	921,033	914,609	631,751	673,582	650,994
Credit expense (income)	25,649	25,416	25,233	106,619	95,332	111,028

Income from continuing operations before income taxes	461,288	476,906	441,329	682,170	678,177	645,691
Income tax expense (income)	176,443	182,417	168,808	232,103	222,458	195,130
Income from continuing operations	284,845	294,489	272,521	450,067	455,719	450,561
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income (loss)	$284,845	$294,489	$272,521	$450,067	$455,719	$450,561

Total assets, end of period (dollars in millions):	$16,165	$17,181	$18,675	$22,276	$25,277	$28,307

	Other			Reconciling Items
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2005	2006	2007	2005	2006	2007
Results of operations (dollars in thousands):
Net interest income (expense)	$(41,981)	$(136,931)	$(133,227)	$(3,220)	$(9,660)	$(8,880)
Noninterest income (expense)	(47,973)	13,810	19,023	(66,759)	(73,380)	(78,846)

Total revenue	(89,954)	(123,121)	(114,204)	(69,979)	(83,040)	(87,726)
Noninterest expense (income)	110,400	87,481	126,294	(37,715)	(44,247)	(48,492)
Credit expense (income)	(182,719)	(125,653)	(55,163)	(232)	(95)	(98)

Income from continuing operations before income taxes	(17,635)	(84,949)	(185,335)	(32,032)	(38,698)	(39,136)
Income tax expense	(37,220)	(119,952)	(56,285)	(12,252)	(14,802)	(14,970)

Income from continuing operations	19,585	35,003	(129,050)	(19,780)	(23,896)	(24,166)
Income (loss) from discontinued operations, net of income taxes	128,216	(8,319)	38,228	—	—	—

Net income (loss)	$147,801	$26,684	$(90,822)	$(19,780)	$(23,896)	$(24,166)

Total assets, end of period (dollars in millions):	$10,996	$10,188	$8,764	$(21)	$(26)	$(18)

	UnionBanCal Corporation
	As of and for the the Year End December 31,
	2005	2006	2007
Results of operations (dollars in thousands):
Net interest income (expense)	$1,835,574	$1,833,342	$1,718,652
Noninterest income (expense)	759,617	830,943	868,302

Total revenue	2,595,191	2,664,285	2,586,954
Noninterest expense (income)	1,552,083	1,637,849	1,643,405
Credit expense (income)	(50,683)	(5,000)	81,000

Income from continuing operations before income taxes	1,093,791	1,031,436	862,549
Income tax expense	359,074	270,121	292,683

Income from continuing operations	734,717	761,315	569,866
Income (loss) from discontinued operations, net of income taxes	128,216	(8,319)	38,228

Net income (loss)	$862,933	$752,996	$608,094

Total assets, end of period (dollars in millions):	$49,416	$52,620	$55,728

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements

Condensed Balance Sheets

	December 31,
(Dollars in thousands)
	2006	2007
Assets
Cash and cash equivalents	$261,037	$158,858
Investment in and advances to subsidiaries	5,005,328	5,057,188
Other assets	4,539	22,546

Total assets	$5,270,904	$5,238,592

Liabilities and Stockholders' Equity
Other liabilities	$88,714	$73,087
Medium- and long-term debt	595,904	413,092
Junior subordinated debt payable to subsidiary grantor trust	14,885	14,432

Total liabilities	699,503	500,611
Stockholders' equity	4,571,401	4,737,981

Total liabilities and stockholders' equity	$5,270,904	$5,238,592

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Income:
Cash dividends from bank subsidiary	$546,600	$922,600	$295,500
Cash dividends from nonbank subsidiaries	—	10,500	21,340
Interest income on advances to subsidiaries and deposits in bank	14,764	19,732	13,484
Other income	1,680	471	1

Total income	563,044	953,303	330,325

Expense:
Interest expense	33,655	45,834	29,569
Other expense, net	1,834	3,270	3,516

Total expense	35,489	49,104	33,085

Income before income taxes and equity in undistributed net income of subsidiaries	527,555	904,199	297,240
Income tax benefit	(7,256)	(12,747)	(10,017)

Income before equity in undistributed net income of subsidiaries	534,811	916,946	307,257
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	295,617	(195,563)	271,481
Nonbank subsidiaries	32,505	31,613	29,356

Net Income	$862,933	$752,996	$608,094

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)
	2005	2006	2007
Cash Flows from Operating Activities:
Net income	$862,933	$752,996	$608,094
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(328,122)	163,950	(223,538)
Other, net	(11,825)	18,616	(21,192)

Net cash provided by operating activities	522,986	935,562	363,364

Cash Flows from Investing Activities:
Advances to subsidiaries	(171,588)	(41,195)	(85,444)
Repayment of advances to subsidiaries	46,294	59,254	195,949

Net cash provided by (used in) investing activities	(125,294)	18,059	110,505

Cash Flows from Financing Activities:
Repayment of medium-term debt	—	(200,000)	(200,000)
Payments of cash dividends	(224,218)	(251,403)	(274,974)
Repurchase of common stock	(389,371)	(451,874)	(137,978)
Stock options exercised	89,664	65,659	36,904

Net cash used in financing activities	(523,925)	(837,618)	(576,048)

Net increase (decrease) in cash and cash equivalents	(126,233)	116,003	(102,179)
Cash and cash equivalents at beginning of year	271,267	145,034	261,037

Cash and cash equivalents at end of year	$145,034	$261,037	$158,858

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 28—Summary of Quarterly Financial Information (Unaudited)

        Unaudited quarterly results are summarized as follows:

	2006 Quarters Ended
(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$615,202	$657,500	$696,803	$711,980
Interest expense	151,297	190,995	239,283	266,568

Net interest income	463,905	466,505	457,520	445,412
(Reversal of) provision for loan losses	(7,000)	(1,000)	—	3,000
Noninterest income	204,840	207,400	206,399	212,304
Noninterest expense	401,993	400,558	404,862	430,436

Income before income taxes	273,752	274,347	259,057	224,280
Income tax expense	93,358	92,007	87,069	(2,313)

Income from continuing operations	180,394	182,340	171,988	226,593

Income (loss) from discontinued operations before income tax	(11,896)	924	(2,160)	5
Income tax expense (benefit)	(4,447)	353	(878)	164

Income (loss) from discontinued operations	(7,449)	571	(1,282)	(159)

Net income	$172,945	$182,911	$170,706	$226,434

Income from continuing operations per common share—basic	$1.25	$1.28	$1.22	$1.63

Net income per common share—basic	$1.20	$1.28	$1.21	$1.62

Income from continuing operations per common share—diluted	$1.24	$1.26	$1.21	$1.61

Net income per common share—diluted	$1.18	$1.26	$1.20	$1.61

Dividends per share(1)	$0.41	$0.47	$0.47	$0.47

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005, 2006 and 2007 (Continued)

Note 28—Summary of Quarterly Financial Information (Unaudited) (Continued)

	2007 Quarters Ended
(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$723,771	$736,497	$758,496	$773,652
Interest expense	296,549	308,931	333,154	335,130

Net interest income	427,222	427,566	425,342	438,522
(Reversal of) provision for loan losses	4,000	5,000	16,000	56,000
Noninterest income	210,858	217,916	224,015	215,513
Noninterest expense	410,866	400,869	397,987	433,683

Income before income taxes	223,214	239,613	235,370	164,352
Income tax expense	74,693	75,633	86,692	55,665

Income from continuing operations	148,521	163,980	148,678	108,687

Income (loss) from discontinued operations before income tax	1,765	2,240	(20,910)	88,827
Income tax expense (benefit)	675	866	309	31,844

Income (loss) from discontinued operations	1,090	1,374	(21,219)	56,983

Net income	$149,611	$165,354	$127,459	$165,670

Income from continuing operations per common share—basic	$1.08	$1.19	$1.08	$0.79

Net income per common share—basic	$1.08	$1.20	$0.93	$1.21

Income from continuing operations per common share—diluted	$1.06	$1.18	$1.07	$0.78

Net income per common share—diluted	$1.07	$1.19	$0.92	$1.20

Dividends per share(1)	$0.47	$0.52	$0.52	$0.52

(1)
Dividends per share reflect dividends declared on the Company's common stock outstanding as of the declaration date.

Note 29—Subsequent Event

        On January 23, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.52 per share of common stock for the first quarter of 2008. The dividend will be paid on April 4, 2008 to stockholders of record as of March 7, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UnionBanCal Corporation

        We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans as of December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/S/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

San Francisco, California
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UnionBanCal Corporation

        We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

San Francisco, California
February 28, 2008

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

        We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2007, the Company's internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that Union Bank of California, N.A. has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2007.

        The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/S/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer
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
Date: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

Signature	Title

* Aida M. Alvarez	Director
* David R. Andrews	Director
* Nicholas B. Binkley	Director
* L. Dale Crandall	Director
* Murray H. Dashe	Director
* Richard D. Farman	Director
* Philip B. Flynn	Director
* Christine Garvey	Director
* Michael J. Gillfillan	Director
* Mohan S. Gyani	Director
Ronald L. Havner, Jr.	Director
* Norimichi Kanari	Director
* Mary S. Metz	Director
* Shigemitsu Miki	Director

* J. Fernando Niebla	Director
* Masashi Oka	Director
* Kyota Omori	Director
* Barbara L. Rambo	Director
* Masaaki Tanaka	Director
* Dean A. Yoost	Director
*By:	/s/ JOHN H. MCGUCKIN, JR. John H. McGuckin, Jr. Attorney-in-Fact

Dated: February 27, 2008

EXHIBIT INDEX

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(2)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	UnionBanCal Corporation Management Stock Plan*(3)
10.2	Union Bank of California, N.A. Deferred Compensation Plan*(35)
10.3	Union Bank of California, N.A. Senior Executive Bonus Plan*(4)
10.4	Union Bank of California, N.A Senior Management Bonus Plan*(5)
10.5	Union Bank of California, N.A. Supplemental Executive Retirement Plan for Policy Making Officers*(35)
10.6	Bank of California Executive Supplemental Benefits Plan (Restated as of January 1, 1990)*(6)
10.7	Executive Supplemental Benefit Plan (effective February 1, 1986) and example Amendment to Benefit Agreement and Waiver (Effective January 1, 1990)*(7)
10.8	Union Bank Financial Services Reimbursement Program*(8)
10.9	UnionBanCal Corporation Performance Share Plan*(9)
10.10	Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan*(10)
10.11	Amendment to Amended and Restated 1997 UnionBanCal Corporation Performance Share Plan*(35)
10.12	Forms of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(11)
10.13	2008 Form of Performance Share Agreement under the 1997 UnionBanCal Corporation Performance Share Plan*(35)
10.14	Form of Terms and Conditions of Performance Share Plan Stock Unit Deferral Elections*(12)
10.15	2008 Form of Terms and Conditions of Performance Share Plan Stock Unit Deferral Elections*(35)
10.16	Service Agreement Between Union Bank of California, N.A. and The Bank of Tokyo-Mitsubishi, Ltd. dated October 1, 1997*(13)
10.17	Year 2000 UnionBanCal Corporation Management Stock Plan*(14)
10.18	Form of 2006 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(15)
10.19	Form of 2005 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(16)
10.20	Form of 2004 Nonqualified Stock Option Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(17)
10.21	Form of 2006 Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(18)
10.22	Form of Restricted Stock Agreement under the Year 2000 UnionBanCal Corporation Management Stock Plan*(19)

10.23	Forms of 2006 Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(20)
10.24	Forms of 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan.*(21)
10.25	Amendment to 2007 Restricted Stock Unit Agreements for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(22)
10.26	Forms of Restricted Stock Unit Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(23)
10.27	Form of 2004 Nonqualified Stock Option Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(24)
10.28	Terms and Conditions Applicable to Non-Employee Director Stock Unit Awards under the Year 2000 UnionBanCal Corporation Management Stock Plan*(35)
10.29	Forms of Restricted Stock Agreement for Non-Employee Directors under the Year 2000 UnionBanCal Corporation Management Stock Plan*(25)
10.30	Form of Change-of-Control Agreement, dated as of May 1, 2003, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(26)
10.31	Form of Amendment, effective as of January 1, 2005, to Change-of-Control Agreement, between UnionBanCal Corporation and each of the policy-making officers of UnionBanCal Corporation*(35)
10.32	Union Bank of California, N.A. Separation Pay Plan*(35)
10.33	Philip B. Flynn Employment Agreement (effective April 1, 2004)*(27)
10.34	Philip B. Flynn Amendment of Employment Agreement (effective May 1, 2005)*(28)
10.35	Philip B. Flynn Amendment to Executive Agreement (effective January 1, 2005)*(35)
10.36	David I. Matson Employment Agreement (effective January 1, 1998)*(29)
10.37	David I. Matson Amendment of Employment Agreement (effective May 1, 2005)*(30)
10.38	David I. Matson Amendment to Executive Agreement (effective January 1, 2005)*(35)
10.39	Written Descriptions of Compensation Arrangements for UnionBanCal Non-Employee Directors*(31)
10.40	Written Description of Compensation Arrangements for Union Bank of California, N.A. Non-Employee Directors*(32)
10.41	Repurchase Agreement between UnionBanCal Corporation and The Bank of Tokyo Mitsubishi, Ltd., dated as of February 23, 2005(33)
10.42
Purchase and Assumption Agreement by and among Union Bank of California, N.A., Union Bank of California International, and Union Bank of California Servicos LTDA. and Wachovia Bank, N.A. dated September 21, 2005(34)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(35)
21.1	Subsidiaries of the Registrant(35)
23.1	Consent of Deloitte & Touche LLP(35)
24.1	Power of Attorney(35)
24.2	Resolution of Board of Directors(35)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(35)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(35)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(35)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(35)

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

(5)
Incorporated by reference to Exhibit C to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on March 27, 2001 (SEC File No. 001-15081).

(6)
Incorporated by reference to Exhibit 10.8 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-28118).

(7)
Incorporated by reference to Exhibit 10.11 to the UnionBanCal Corporation Current Report on Form 8-K dated April 1, 1996 (SEC File No. 000-28118).

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

(11)
Incorporated by reference to (i) Exhibit 10.2 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 and (ii) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated March 24, 2006 (SEC File No. 001-15081).

(12)
Incorporated by reference to Exhibit 10.11 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-15081).

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

(20)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 1, 2006 (SEC File No. 001-15081).

(21)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 001-15081).

(22)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 001-15081).

(23)
Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 001-15081).

(24)
Incorporated by reference to Exhibit 10.5 to the UnionBanCal Corporation Current Report on Form 8-K dated March 22, 2005 (SEC File No. 001-15081).

(25)
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

(29)
Incorporated by reference to Exhibit 10.13 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-15081).

(30)
Incorporated by reference to Exhibit 10.2 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-15081).

(31)
Incorporated by reference to (i) Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated July 27, 2005 (SEC File No. 001-15081) and (ii) Item 1 of the UnionBanCal Corporation Current Report on Form 8-K dated October 26, 2005 (SEC File No. 001-15081).

(32)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 7, 2005 (SEC File No. 001-15081).

(33)
Incorporated by reference to Exhibit 10.25 to the UnionBanCal Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-15081).

(34)
Incorporated by reference to Exhibit 10.1 to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-15081).

(35)
Provided herewith.

*
Management contract or compensatory plan, contract or arrangement.

QuickLinks

INDEX
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Consolidated Financial Statement Schedules
UnionBanCal Corporation and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
UnionBanCal Corporation and Subsidiaries Consolidated Statements of Income
UnionBanCal Corporation and Subsidiaries Consolidated Balance Sheets
UnionBanCal Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
UnionBanCal Corporation and Subsidiaries Consolidated Statements of Cash Flows
UnionBanCal Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2005, 2006 and 2007
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
UnionBanCal Corporation and Subsidiaries Management's Report on Internal Control Over Financial Reporting
SIGNATURES
EXHIBIT INDEX