Form 10-Q
period 2008-03-31
UNIONBANCAL CORP
filed 2008-05-08
CIK 1011659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Number of shares of Common Stock outstanding at April 30, 2008: 137,992,221

UnionBanCal Corporation and Subsidiaries

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.

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

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

  •
  Our assessment of significant factors and developments that have affected and may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies, and the U.S. implementation of the Basel II Capital Accord

  •
  Regulatory controls and processes and supervisory, enforcement or other governmental actions currently in effect against us regarding Bank Secrecy Act and anti-money laundering matters, and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Our ability to meet regulatory requirements, including the supervisory, enforcement and governmental actions currently in effect with respect to us

  •
  Credit quality and provision for credit losses, including the expected need to continue to provide for credit losses due to an expected acceleration of charge offs, anticipated loan growth, credit quality trends and our delinquency rates compared to the industry average

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance

  •
  Our assessment of economic conditions and trends and credit cycles

  •
  Net interest income

  •
  The impact of changes in interest rates, including with respect to our net interest margin

  •
  Loan growth rates

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

  •
  Our insurance coverage

  •
  Expected rates of return and projected results

  •
  The expected timing of the closing of the sale of our insurance brokerage business

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network or otherwise restructure, reorganize or change our business mix, their timing and their impact on our business

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc. and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc.

  •
  Our strategies and expectations regarding capital levels, including with respect to BASEL II capital requirements

  •
  The impact of strategic investments or other acquisitions on our business and benefits of marketing alliances

        There are numerous risks and uncertainties that could and will cause actual results to differ materially compared to those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A. "Risk Factors" of Part II and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2007	March 31, 2008	Percent Change
Results of operations:
Net interest income(1)	$429,337	$462,324	7.68%
Provision for loan losses	4,000	72,000	nm
Noninterest income	210,858	212,618	0.83
Noninterest expense	410,866	437,002	6.36

Income before income taxes(1)	225,329	165,940	(26.36)
Taxable-equivalent adjustment	2,115	2,526	19.43
Income tax expense	74,693	54,662	(26.82)

Income from continuing operations	148,521	108,752	(26.78)
Income (loss) from discontinued operations, net of taxes	1,090	(162)	nm

Net income	$149,611	$108,590	(27.42)

Per common share:
Basic earnings:
From continuing operations	$1.08	$0.79	(26.85)%
Net income	1.08	0.79	(26.85)
Diluted earnings:
From continuing operations	1.06	0.79	(25.47)
Net income	1.07	0.79	(26.17)
Dividends(2)	0.47	0.52	10.64
Book value (end of period)	32.98	34.17	3.61
Common shares outstanding (end of period)(3)(4)	138,117,370	137,944,897	(0.12)
Weighted average common shares outstanding—basic(3)(4)	137,942,320	137,005,702	(0.68)
Weighted average common shares outstanding—diluted(3)(4)	139,729,681	137,609,383	(1.52)
Balance sheet (end of period):
Total assets(5)	$54,616,849	$57,933,325	6.07%
Total loans	37,251,950	43,499,968	16.77
Nonperforming assets	41,744	131,687	nm
Total deposits	43,685,706	45,240,821	3.56
Stockholders' equity	4,555,439	4,713,206	3.46
Balance sheet (period average):
Total assets	$52,962,611	$56,748,724	7.15%
Total loans	38,458,014	42,701,453	11.03
Earning assets	48,354,950	52,188,096	7.93
Total deposits	41,365,182	43,613,754	5.44
Stockholders' equity	4,510,205	4,718,409	4.62
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.14%	0.77%
Net income	1.15	0.77
Return on average stockholders' equity(7):
From continuing operations	13.35	9.27
Net income	13.45	9.26
Efficiency ratio(8)	64.02	63.55
Net interest margin(1)	3.57	3.54
Dividend payout ratio	43.52	65.82
Tangible equity ratio	7.53	7.42
Tier 1 risk-based capital ratio(5)	8.42	8.07
Total risk-based capital ratio(5)	11.38	10.97
Leverage ratio(5)	8.12	8.09
Allowance for loan losses to:(9)
Total loans	0.89	1.06
Nonaccrual loans	799.52	367.17
Allowance for credit losses to:(10)
Total loans	1.11	1.29
Nonaccrual loans	997.48	445.20
Net loans charged off to average total loans(7)	0.03	0.11
Nonperforming assets to total loans and foreclosed assets	0.11	0.30
Nonperforming assets to total assets(5)	0.08	0.23

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

nm= not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2007	2008
Interest Income
Loans	$601,933	$631,586
Securities	107,990	105,641
Interest bearing deposits in banks	1,109	128
Federal funds sold and securities purchased under resale agreements	11,152	2,693
Trading account assets	1,587	2,459

Total interest income	723,771	742,507

Interest Expense
Deposits	222,155	220,660
Federal funds purchased and securities sold under repurchase agreements	14,916	16,496
Commercial paper	22,264	9,792
Medium- and long-term debt	19,695	19,457
Trust notes	238	238
Other borrowed funds	17,281	16,066

Total interest expense	296,549	282,709

Net Interest Income	427,222	459,798
Provision for loan losses	4,000	72,000

Net interest income after provision for loan losses	423,222	387,798

Noninterest Income
Service charges on deposit accounts	74,945	74,736
Trust and investment management fees	36,860	43,388
Insurance commissions	20,250	17,393
Merchant banking fees	9,077	11,793
Trading account activities	14,840	11,012
Brokerage commissions and fees	9,660	9,859
Card processing fees, net	7,127	7,764
Securities gains (losses), net	1,220	(2)
Other	36,879	36,675

Total noninterest income	210,858	212,618

Noninterest Expense
Salaries and employee benefits	251,835	253,429
Net occupancy	34,459	37,011
Outside services	18,170	17,138
Equipment	16,333	15,637
Software	13,599	15,125
Professional services	16,927	14,889
Communications	9,306	9,517
Foreclosed asset expense	9	89
Provision for losses on off-balance sheet commitments	1,000	8,000
Other	49,228	66,167

Total noninterest expense	410,866	437,002

Income from continuing operations before income taxes	223,214	163,414
Income tax expense	74,693	54,662

Income from Continuing Operations	148,521	108,752

Income (loss) from discontinued operations before income taxes	1,765	(231)
Income tax expense (benefit)	675	(69)

Income (Loss) from Discontinued Operations	1,090	(162)

Net Income	$149,611	$108,590

Income from continuing operations per common share—basic	$1.08	$0.79

Net Income per common share—basic	$1.08	$0.79

Income from continuing operations per common share—diluted	$1.06	$0.79

Net Income per common share—diluted	$1.07	$0.79

Weighted average common shares outstanding—basic	137,942	137,006

Weighted average common shares outstanding—diluted	139,730	137,609

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in thousands)	(Unaudited) March 31, 2007	December 31, 2007	(Unaudited) March 31, 2008
Assets
Cash and due from banks	$1,913,937	$2,106,930	$2,071,971
Interest bearing deposits in banks	1,008,327	104,528	1,000
Federal funds sold and securities purchased under resale agreements	2,747,300	310,178	125,940

Total cash and cash equivalents	5,669,564	2,521,636	2,198,911
Trading account assets	297,998	603,333	811,509
Securities available for sale:
Securities pledged as collateral	62,026	685,123	642,346
Held in portfolio	8,524,615	7,770,048	7,667,970
Loans (net of allowance for loan losses: March 31, 2007, $332,679; December 31, 2007, $402,726; March 31, 2008, $462,943)	36,919,271	40,801,462	43,037,025
Due from customers on acceptances	18,099	16,482	15,984
Premises and equipment, net	489,553	490,197	490,419
Intangible assets	24,321	18,568	17,221
Goodwill	453,489	448,718	429,987
Other assets	2,146,638	2,364,577	2,611,140
Assets of discontinued operations to be disposed or sold	11,275	7,604	10,813

Total assets	$54,616,849	$55,727,748	$57,933,325

Liabilities
Noninterest bearing	$16,175,360	$13,802,640	$13,997,843
Interest bearing	27,510,346	28,877,551	31,242,978

Total deposits	43,685,706	42,680,191	45,240,821
Federal funds purchased and securities sold under repurchase agreements	549,545	1,631,602	1,785,044
Commercial paper	1,424,401	1,266,656	1,299,930
Other borrowed funds	892,349	1,875,623	921,519
Trading account liabilities	162,613	351,057	629,166
Acceptances outstanding	18,099	16,482	15,984
Other liabilities	1,130,090	1,132,103	1,230,985
Medium- and long-term debt	2,071,263	1,913,622	1,963,952
Junior subordinated debt payable to subsidiary grantor trust	14,772	14,432	14,319
Liabilities of discontinued operations to be extinguished or assumed	112,572	107,999	118,399

Total liabilities	50,061,410	50,989,767	53,220,119

Commitments, contingencies and guarantees—See Note 11
Stockholders' Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of March 31, 2007, December 31, 2007 and March 31, 2008	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 156,832,956 shares as of March 31, 2007, 157,559,521 shares as of December 31, 2007 and 157,670,426 shares as of March 31, 2008	156,833	157,559	157,670
Additional paid-in capital	1,109,817	1,153,737	1,167,391
Treasury stock—18,715,586 shares as of March 31, 2007, 19,723,453 shares as of December 31, 2007 and 19,725,529 shares as of March 31, 2008	(1,150,090)	(1,202,584)	(1,202,685)
Retained earnings	4,669,590	4,912,392	4,949,040
Accumulated other comprehensive loss	(230,711)	(283,123)	(358,210)

Total stockholders' equity	4,555,439	4,737,981	4,713,206

Total liabilities and stockholders' equity	$54,616,849	$55,727,748	$57,933,325

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders' equity
BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income
Net income—For the three months ended March 31, 2007					149,611		149,611
Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges						7,588	7,588
Net change in unrealized losses on securities available for sale						17,919	17,919
Foreign currency translation adjustment						39	39
Net change in pension and other benefits						3,117	3,117

Total comprehensive income							178,274
FIN No. 48 adjustment(1)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(2)					(20,803)		(20,803)
Stock options exercised	370,626	371	14,457				14,828
Restricted stock granted, net of forfeitures	940	1	(1)				—
Performance share units vested	1,333	1	(1)				—
Excess tax benefit—stock-based compensation			2,862				2,862
Compensation expense—stock options			4,448				4,448
Compensation expense—restricted stock			3,760				3,760
Compensation expense—performance share units and other share-based awards			643				643
Common stock repurchased(3)				(85,484)			(85,484)
Dividends declared on common stock, $0.47 per share(4)					(65,190)		(65,190)

Net change		373	26,168	(85,484)	14,318	28,663	(15,962)

BALANCE MARCH 31, 2007	156,832,956	$156,833	$1,109,817	$(1,150,090)	$4,669,590	$(230,711)	$4,555,439

BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income
Net income—For the three months ended March 31, 2008					108,590		108,590
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						75,891	75,891
Net change in unrealized losses on securities available for sale						(153,306)	(153,306)
Foreign currency translation adjustment						(265)	(265)
Net change in pension and other benefits						2,593	2,593

Total comprehensive income							33,503
EITF 06-4 adjustment(5)					(236)		(236)
Stock options exercised	109,767	110	4,014				4,124
Restricted stock granted, net of forfeitures	1,138	1	(1)				—
Excess tax benefit—stock-based compensation			545				545
Compensation expense—stock options			3,387				3,387
Compensation expense—restricted stock			4,445				4,445
Compensation expense—performance share units and other share-based compensation			1,264				1,264
Common stock repurchased(3)				(101)			(101)
Dividends declared on common stock, $0.52 per share(4)					(71,706)		(71,706)

Net change		111	13,654	(101)	36,648	(75,087)	(24,775)

BALANCE MARCH 31, 2008	157,670,426	$157,670	$1,167,391	$(1,202,685)	$4,949,040	$(358,210)	$4,713,206

(1)
Reflects the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109" (FIN No. 48).

(2)
Reflects the adoption of FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction."

(3)
Common stock repurchased includes commission costs.

(4)
Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(5)
See Note 2 of these condensed consolidated financial statements for a description of the adoption of EITF No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)
	2007	2008
Cash Flows from Operating Activities:
Net income	$149,611	$108,590
Income (loss) from discontinued operations, net of taxes	1,090	(162)

Income from continuing operations, net of taxes	148,521	108,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for loan losses	4,000	72,000
Provision for losses on off-balance sheet commitments	1,000	8,000
Depreciation, amortization and accretion	29,310	47,807
Stock-based compensation—stock options and other share-based compensation	8,851	9,096
Provision for deferred income taxes	22,959	16,388
(Gains) losses on sales of securities available for sale, net	(1,220)	2
Net decrease in accrued expenses	(14,329)	(117,790)
Net (increase) decrease in trading account assets	78,323	(208,176)
Net increase (decrease) in trading account liabilities	(99,424)	278,109
Net increase in prepaid expenses	(52,386)	(1,118)
Net (increase) decrease in fees and other receivables	33,476	(96,297)
Net incease (decrease) in other liabilities	(119,763)	240,597
Net increase in other assets	(70,787)	28,523
Loans originated for resale	(248,293)	(94,000)
Net proceeds from sale of loans originated for resale	248,060	7,232
Excess tax benefit—stock-based compensation	(2,862)	(545)
Other, net	(5,552)	7,694
Discontinued operations, net	15,986	(2,225)

Total adjustments	(172,651)	195,297

Net cash provided by (used in) operating activities	(24,130)	304,049

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	164,021	9,468
Proceeds from matured and called securities available for sale	367,395	342,972
Purchases of securities available for sale	(331,751)	(455,332)
Purchases of premises and equipment	(15,863)	(28,476)
Net increase in loans	(607,172)	(2,230,922)
Other, net	27	(30)
Discontinued operations, net	1,313	—

Net cash used in investing activities	(422,030)	(2,362,320)

Cash Flows from Financing Activities:
Net increase in deposits	1,835,026	2,560,630
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(534,382)	153,442
Net increase (decrease) in commercial paper and other borrowed funds	223,689	(920,830)
Proceeds from issuance of long-term debt	749,250	—
Common stock repurchased	(85,484)	(101)
Payments of cash dividends	(65,859)	(71,756)
Stock options exercised	17,690	4,669
Other, net	789	(265)
Discontinued operations, net	(6,470)	9,254

Net cash provided by financing activities	2,134,249	1,735,043

Net increase (decrease) in cash and cash equivalents	1,688,089	(323,228)
Cash and cash equivalents at beginning of period	3,981,438	2,521,636
Effect of exchange rate changes on cash and cash equivalents	37	503

Cash and cash equivalents at end of period	$5,669,564	$2,198,911

Cash Paid During the Period For:
Interest	$355,222	$280,267
Income taxes, net	72,071	66,640
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO)	$—	$4,538

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

        Under a previously announced stock repurchase program, the Company was authorized to repurchase $512 million of the Company's common stock as of March 31, 2008. The Company repurchased $0.1 million of common stock in the first quarter of 2008, compared to $85.5 million in the first quarter of 2007. The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of the Company's outstanding common stock at March 31, 2008.

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy ranks the quality and reliability of information used to determine fair values with the highest priority given to quoted prices in active markets and the lowest priority given to model values that include inputs based on unobservable data. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement was effective January 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157" which allows companies to delay for one year the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The Company has elected to delay the effective date of the Statement for its nonfinancial assets and liabilities, including goodwill and intangible assets. Effective

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

January 1, 2008, the Company adopted SFAS No.157 for its financial assets and liabilities measured and reported at fair value. At adoption, there was no impact on the Company's financial position or results of operations. For detailed information on the Company's fair value measurements, see Note 7 to these condensed consolidated financial statements.

  Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

        In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance requires that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The Company adopted EITF 06-4 on January 1, 2008. At adoption, the Company's retained earnings were reduced by $0.2 million and there was no impact on the Company's results of operations.

  The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." The Statement permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. An entity may elect the fair value option for existing assets and liabilities at the date of initial adoption and when first recognizing eligible instruments. The Statement was effective January 1, 2008. Management did not make the fair value option election, and therefore there was no impact on the Company's financial position or results of operations.

  Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

        In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." The EITF requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in-capital. Prior to the issuance of this EITF, the Company recorded this tax benefit as a reduction to income tax expense. The EITF was effective for all tax benefits on dividends declared by the Company after January 1, 2008, with early application permitted as of the beginning of the fiscal year. At adoption, there was no impact on the Company's financial position or results of operations.

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

  Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The Statement requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. The Statement also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The Statement, which applies only to disclosures, is effective January 1, 2009.

Note 3—Discontinued Operations

        The Company's discontinued operations consist of two separate businesses: international correspondent banking and retirement recordkeeping services. In 2005, the Bank sold its international correspondent banking business (ICBB) to Wachovia Bank, N.A. for $245 million and an additional $4.0 million in 2006 as a contingent purchase price adjustment. This business consisted of international payment and trade processing along with related lending activities. As of March 31, 2007, substantially all of the assets and liabilities related to this discontinued operation were liquidated.

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) in the third quarter of 2007 and paid $21.6 million to the DOJ. For additional information, refer to Note 11 to these condensed consolidated financial statements.

        In the fourth quarter of 2007, the Company sold its retirement recordkeeping business (RRB) to Prudential Retirement, a subsidiary of Prudential Financial, Inc., for $103.0 million. The Company recorded a pre-tax gain of $94.7 million, net of $2.1 million in transaction costs and a $6.2 million elimination of intangible assets, consisting of goodwill of $4.8 million and other intangibles of $1.4 million attributed to this business. The RRB was previously included in the Retail Banking reportable business segment.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

        Both transactions have been accounted for as discontinued operations. All prior period financial statements, except where specifically mentioned, have been restated to reflect this accounting treatment. The assets and liabilities of the discontinued operations have been separately identified on the condensed consolidated balance sheet and the assets are shown as "held for sale" at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. Interest expense (income) was attributed to discontinued operations based on average net assets (liabilities).

  Retirement Recordkeeping Business (RRB) Discontinued Operations

        At March 31 and December 31, 2007 and March 31, 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008
Assets
Premises and equipment	$1,535	$1,086	$615
Intangible assets	2,366	—	—
Other assets	7,374	6,518	10,198

Assets of discontinued operations to be disposed or sold	$11,275	$7,604	$10,813

Liabilities
Noninterest bearing deposits	$2	$—	$—
Interest bearing deposits	112,216	98,516	107,770
Other liabilities	354	9,483	10,629

Liabilities of discontinued operations to be extinguished or assumed	$112,572	$107,999	$118,399

        The $10.3 million increase in other liabilities from March 31, 2007 to March 31, 2008 was mainly due to severance accruals recorded in December 2007.

        The components of income from the RRB discontinued operations for the three months ended March 31, 2007 and 2008 are:

	For the Three Months Ended March 31,
(Dollars in thousands)
	2007	2008
Net interest income	$1,290	$837
Noninterest income	11,700	11,001
Noninterest expense	11,225	12,069

Income (loss) from discontinued operations before income taxes	1,765	(231)
Income tax expense (benefit)	675	(69)

Income (loss) from discontinued operations	$1,090	$(162)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

        The RRB's net interest income for the three months ended March 31, 2007 and 2008 included the allocation of interest income (based on its average net liabilities) of $1.4 million and $0.9 million, respectively. Noninterest income for the three months ended March 31, 2007 and 2008 included trust fees of $11.7 million and $3.3 million, respectively. Noninterest income for the three months ended March 31, 2008 also included $7.7 million in servicing revenues from Prudential, which will continue until all customers are migrated onto Prudential's accounting systems. For the three months ended March 31, 2007 and 2008, noninterest expense included salaries and benefits expense of $6.7 million and $6.6 million, respectively.

Note 4—Goodwill and Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization on a continuing operations basis at March 31, 2007 and 2008. The identifiable intangible assets related to the discontinued operations of the retirement recordkeeping business have been excluded from this table.

	March 31, 2007			March 31, 2008
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles(1)	$51,698	$(41,865)	$9,833	$43,114	$(37,326)	$5,788
Rights-to-Expiration	36,608	(22,120)	14,488	36,608	(25,175)	11,433

Total	$88,306	$(63,985)	$24,321	$79,722	$(62,501)	$17,221

(1)
Upon the full amortization of the core deposit intangibles, the December 31, 2007 gross carrying amount and accumulated amortization of $8.6 million were eliminated in the first quarter of 2008.

        Total amortization expense for the three months ended March 31, 2007 and 2008 was $2.2 million and $1.3 million, respectively.

        The table below reflects the Company's expected identifiable intangible amortization expense, after March 31, 2008, on a continuing operations basis.

(Dollars in thousands)	Core Deposit Intangibles	Rights-to-Expiration	Total Identifiable Intangibles
Estimated amortization expense for the years ending:
Remaining 2008	$2,011	$2,010	$4,021
2009	1,571	2,254	3,825
2010	800	1,870	2,670
2011	443	1,531	1,974
2012	336	1,229	1,565
2013	240	763	1,003
thereafter	387	1,776	2,163

Total amortization expense after March 31, 2008	$5,788	$11,433	$17,221

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill, which is reported on a consolidated Company basis, during the three months ended March 31, 2007 and 2008 are shown below.

(Dollars in thousands)	2007	2008
Balance, January 1,	$453,489	$448,718
Impairment writedown	—	(18,731)

Balance, March 31,	$453,489	$429,987

        As a result of softening in the insurance market and declining fair value, the Company performed a goodwill impairment test as of March 31, 2008 on its insurance brokerage business, a component of the Wholesale Banking reportable segment. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," the Company determined that the value of the net assets was greater than the fair value of the insurance brokerage business, which was based on indicative prices for insurance agencies. Consequently, the Company recorded an $18.7 million goodwill impairment charge in other noninterest expense in the first quarter of 2008. For a discussion of the Company's pending sale of its insurance brokerage business, see Note 13 to these condensed consolidated financial statements.

Note 5—Employee Pension and Other Postretirement Benefits

        The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2007 and 2008.

	Pension Benefits		Other Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in thousands)
	2007	2008	2007	2008
Components of net periodic benefit cost
Service cost	$12,186	$13,047	$2,058	$2,098
Interest cost	17,516	19,494	2,788	2,943
Expected return on plan assets	(31,579)	(33,408)	(3,470)	(3,362)
Amortization of prior service cost	64	—	(24)	(25)
Amortization of transition amount	—	—	509	508
Recognized net actuarial loss	3,506	2,637	993	1,079

Total net periodic benefit cost	$1,693	$1,770	$2,854	$3,241

        For further discussion of the Company's employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company's 2007 Form 10-K.

Note 6—Management Stock Plans

        The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 20.0 million and 6.6 million shares, respectively, of the Company's common stock authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Management Stock Plans (Continued)

Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards. For further discussion of the Company's stock plans, see Note 16 to the Consolidated Financial Statements in the Company's 2007 Form 10-K.

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

        Under the 2000 Stock Plan, the Company grants stock options and restricted stock. Additionally, under this plan, the Company issues shares of common stock upon the vesting and settlement of performance shares settled in common stock and restricted stock units, as well as upon the settlement of stock units. Under the 1997 Stock Plan, the Company issues shares of common stock upon exercise of outstanding stock options. The Company issues new shares of common stock for all awards under the stock plans. A total of 1,076,252 shares were available for future grants under the 2000 Stock Plan at March 31, 2008. These available shares have taken into account the outstanding number of shares of stock options and restricted stock, as well as the maximum number of shares that may be issued upon the vesting and settlement of outstanding performance shares settled in common stock and restricted stock units, and upon the settlement of outstanding stock units. The remaining shares under the 1997 Stock Plan are not available for future grants.

  Stock Options

        The following is a summary of stock option transactions under the stock plans for the three months ended March 31, 2008.

	For the Three Months Ended March 31, 2008
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of the period(1)	9,673,146	$51.14
Granted	46,650	48.87
Exercised	(109,767)	37.57
Forfeited	(32,247)	58.07

Options outstanding, end of the period(1)	9,577,782	$51.26	4.66	$34,876

Options exercisable, end of the period	6,387,595	$47.58	4.02	$34,866

(1)
Options not expected to vest are included in options outstanding. Amounts are not material.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses tranches based on expected terms that result in ranges of input assumptions. Expected volatilities are based on historical data and implied volatilities compared to trade options on the Company's stock, and other factors. The Company uses historical data to estimate option

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Management Stock Plans (Continued)

exercise and employee terminations within the valuation model. The expected term of an option granted is derived from the output of the option valuation model, which is based on historical data and represents the period of time that the option granted is expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

For the Three Months Ended March 31, 2008
Weighted-average fair value—per share	$6.27
Risk-free interest rate	3.3%
Expected volatility	22.2%
Expected term (in years)	4.4
Expected dividend yield	4.8%

        The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $8.4 million and $1.3 million, respectively, with a corresponding tax benefit of $3.0 million and $0.5 million, respectively. The total fair value of options vested during the three months ended March 31, 2007 and 2008 was $0.5 million and $0.1 million, respectively.

        The Company recognized $4.5 million and $3.4 million of compensation cost for share-based payment arrangements related to stock option awards with a $1.7 million and $1.3 million corresponding tax benefit during the three months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock option awards was $14.4 million and the weighted-average period over which the cost is expected to be recognized was 1.1 years.

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

        The following is a summary of the Company's nonvested restricted stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008.

	For the Three Months Ended March 31, 2008
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	881,117	$59.00
Granted	7,047	48.87
Vested	(5,378)	63.62
Forfeited	(5,909)	60.42

Nonvested restricted awards, end of the period	876,877	$58.88

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Management Stock Plans (Continued)

        The total fair value of the restricted stock awards vested during the three months ended March 31, 2007 and 2008, was $0.6 million, and $0.3 million, respectively, with a corresponding tax benefit of $0.2 million and $0.1 million, respectively.

        The Company recognized $3.8 million and $4.4 million of compensation cost for share-based payment arrangements related to restricted stock awards with a $1.4 million and $1.7 million corresponding tax benefit during the three months ended March 31, 2007 and 2008, respectively. At March 31, 2008, the total unrecognized compensation cost related to nonvested restricted awards was $36.6 million and the weighted-average period over which it is expected to be recognized was 1.5 years.

  Restricted Stock Units and Stock Units

        Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. The grant date fair value of awards is equal to the closing price on date of grant. There were no restricted stock units granted, vested or forfeited during the three months ended March 31, 2008. The Company recognized $0.2 million and $0.3 million of compensation cost with a corresponding $0.1 million and $0.1 million tax benefit related to these grants during the three months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, the total unrecognized compensation cost related to restricted stock units was $0.7 million and the weighted-average period over which it is expected to be recognized was 9 months.

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

  Performance Share Plan

        Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. Beginning in 2006, the Committee determined that performance share awards granted were to be

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Management Stock Plans (Continued)

redeemed in shares. The following is a summary of shares granted and available for future grants under the Performance Share Plan.

For the Three Months Ended March 31, 2008
Performance shares:
Granted	1,600
Available for future grant, end of period	2,061,619

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

	For the Three Months Ended March 31,
(Dollars in millions)
	2007	2008
Performance shares granted	—	—
Performance shares forfeited	—	—
Fair value of performance shares that vested	$—	$—
Cash payments made for performance shares that vested	$7.1	$5.7
Fair value of performance shares that vested and deferred	$—	$—
Performance shares compensation expense	$0.4	$—
Tax benefit related to compensation expense	$0.2	$—
Liability for cash settlement of performance shares, end of the period	$5.1	$—

        The compensation cost related to these grants that are redeemable in cash was fully recognized as of March 31, 2008.

  Performance Shares—Redeemable in Shares

        The following is a summary of performance shares that are redeemable in shares under the Performance Share Plan.

	For the Three Months Ended March 31,
(Dollars in millions, except per share)
	2007	2008
Performance shares granted	—	1,600
Weighted average grant date fair value—per share	$—	$48.87
Performance shares forfeited	—	—
Fair value of performance shares that vested during the period	$0.2	$—
Performance shares compensation expense	$0.4	$0.9
Tax benefit related to compensation expense	$0.1	$0.4

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Management Stock Plans (Continued)

        As of March 31, 2008, the total unrecognized compensation cost related to grants that are redeemable in shares was $3.8 million and the weighted-average period over which it is expected to be recognized was 10 months. The Company issues new shares under the 2000 Stock Plan upon vesting and settlement of these grants that are redeemable in shares.

Note 7—Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no effect on the Company's financial position or results of operations.

  Fair Value Hierarchy

        As defined in SFAS No.157, fair value is the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the inputs used in the valuation techniques, the Company classifies its financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy established under SFAS No. 157. This hierarchy ranks the quality and reliability of the information used to determine fair values.

  Level 1:    Valuations are based on quoted prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

  Level 2:    Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

  Level 3:    Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Values are determined using pricing models and discounted cash flow models and include management judgment and estimation which may be significant.

        In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. In certain cases, the inputs used to measure fair value of an asset or liability may fall into different levels of the fair value hierarchy. The level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Therefore, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

  Valuation Methodologies

        The Company has an established and documented process for determining fair value for financial assets and financial liabilities within the scope of SFAS No. 157. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Fair Value of Financial Instruments (Continued)

that use, where possible, current market-based or independently sourced parameters, such as interest rates, yield curves, foreign exchange rates, volatilities and credit curves. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and, with the adoption of SFAS No. 157, that consider the Company's creditworthiness in determining the fair value of its trading liabilities. A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows.

  Trading Account Assets:    Trading account assets are recorded at fair value and primarily consist of securities and derivatives held for trading purposes. See discussion below on securities available for sale, which utilize the same valuation methodology as trading account securities. See also discussion below on derivatives valuation.

  Securities Available for Sale:    Securities available for sale are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain asset-backed securities. Level 3 securities include collateralized loan obligations (CLOs).

  Loans Held for Sale:    Residential mortgage and commercial loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2. The fair value of commercial loans held for sale is based on secondary market offerings for loans with similar characteristics. These loans are classified as Level 3.

  Loans Impaired under SFAS No. 114:    Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. As a practical expedient, fair value may be measured based on a loan's observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and management's knowledge of the client and the client's business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Loans impaired under SFAS No. 114 that are valued based on underlying collateral are classified as Level 3.

  Derivatives:    The Company's derivatives are traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to reflect counterparty credit quality and to consider the credit worthiness of the Company. Derivatives, which are included in trading account assets, trading account liabilities and other assets, are generally classified as Level 2.

  Private Equity Investments:    Private equity investments are recorded at cost and evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. The fair value

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Fair Value of Financial Instruments (Continued)

  of the investments is estimated quarterly based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity investments are classified as Level 3.

  Long-term Subordinated Debt:    Long-term subordinated fixed rate debt, identified at inception with pay floating interest rate swaps, qualifies as a fair value hedge and meets the requirements under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for utilizing the shortcut method for measuring effectiveness. The fair value of the debt is determined based on the value of the floating interest rate swaps which are valued in a widely used interest rate derivative model in which inputs are readily observable from actively quoted markets. This debt is classified as Level 2.

  Financial Instruments Not Measured at Fair Value:    The Company also has financial instruments that are not measured at fair value on a recurring or nonrecurring basis and therefore do not have disclosure requirements pursuant to SFAS No. 157. Such financial assets and financial liabilities include: cash and due from banks, interest bearing deposits in banks, federal funds sold and securities purchased under resale agreements, federal funds purchased and securities sold under repurchase agreements, commercial paper issued by the Company, and other borrowed funds.

  Fair Value Measurements on a Recurring Basis

        The following table presents financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy.

	March 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$5,028	$829,020	—	$(22,539)	$811,509
Securities available for sale	809,301	6,003,099	$1,497,916	—	8,310,316
Other assets(2)	—	322,590	—	(59,922)	262,668

Total assets	$814,329	$7,154,709	$1,497,916	$(82,461)	$9,384,493

Liabilities
Trading account liabilities	$3,392	$708,235	$—	$(82,461)	$629,166
Medium- and long-term debt	—	1,217,016	—	—	1,217,016

Total liabilities	$3,392	$1,925,251	$—	$(82,461)	$1,846,182

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)
Other assets include derivative assets held for asset and liability management purposes.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Fair Value of Financial Instruments (Continued)

        The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008. Level 3 available for sale securities include CLOs. The CLOs were valued using broker quotes that are derived from pricing models whose assumptions are based on observable inputs adjusted for unobservable liquidity spreads.

(Dollars in thousands)	For the Three Months Ended March 31, 2008
Balance, beginning of period	$1,769,880
Total gains/(losses) (realized/unrealized):
Included in interest income	61
Included in other comprehensive income	(272,025)
Purchases, issuances and settlements	—
Transfers in/out Level 3	—

Balance, end of period	$1,497,916

Changes in unrealized gains (losses) included in interest income for assets and liabilities still held at March 31, 2008	$29

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the period ended March 31, 2008.

	March 31, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Cumulative Fair Value Adjustments
Loans held for sale	$20,911	$—	$5,394	$15,517	$(463)
Other assets	1,102	—	—	1,102	(1,731)

Total	$22,013	$—	$5,394	$16,619	$(2,194)

        Loans held for sale include residential mortgage loans and a commercial loan measured at the lower of cost or fair value. The fair value of the fixed-rate residential mortgage loans was determined using whole loan forward prices obtained from government sponsored enterprises. The fair value of the commercial loan was determined using market pricing for similar assets, adjusted for management judgment. Other assets includes private equity investments that were written down to fair value during the period as a result of an impairment. The fair value of private equity investments was estimated based on the company's current and projected financial performance.

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At March 31, 2008, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.6 years.

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

        Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. For the three months ended March 31, 2007 and 2008, the Company recognized a net gain of $18 thousand and $249 thousand, respectively, due to ineffectiveness, which is recognized in other noninterest expense.

  Fair Value Hedges

  Hedging Strategy for Subordinated Debt

        The Company engages in an interest rate hedging strategy in which one or more interest rate swaps are associated with a specified interest bearing liability, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, U.S. dollar LIBOR.

        The fair value hedging transactions for the issuances of subordinated debt were structured at inception to mirror all of the provisions of the subordinated debt, which allows the Company to assume that no ineffectiveness exists.

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

Note 9—Earnings Per Share (EPS)

        Basic EPS ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, restricted stock units, stock units and performance shares are common stock equivalents.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Earnings Per Share (EPS) (Continued)

        The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2007 and 2008.

	For the Three Months Ended March 31,
	2007		2008
(Amounts in thousands, except per share data)
	Basic	Diluted	Basic	Diluted
Income from continuing operations	$148,521	$148,521	$108,752	$108,752
Income (Loss) from discontinued operations	1,090	1,090	(162)	(162)

Net income	$149,611	$149,611	$108,590	$108,590

Weighted average common shares outstanding	137,942	137,942	137,006	137,006
Additional shares due to:
Assumed conversion of dilutive share-based compensation	—	1,788	—	603

Adjusted weighted average common shares outstanding	137,942	139,730	137,006	137,609

Income from continuing operations per share	$1.08	$1.06	$0.79	$0.79
Income from discontinued operations per share	—	0.01	—	—

Net income per share	$1.08	$1.07	$0.79	$0.79

        The following table provides the number of options and the corresponding exercise prices for those options that were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2008 because they were anti-dilutive.

	For the Three Months Ended March 31,
	2007	2008
Options outstanding	1,148,281	6,273,930
Exercise price of options	$64.59 - $71.23	$48.51 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$2,787	$(1,066)	$1,721
Less: Reclassification adjustment for net losses on hedges included in net income	9,502	(3,635)	5,867

Net change in unrealized losses on hedges	12,289	(4,701)	7,588

Securities available for sale:
Unrealized holding gains arising during the period on securities available for sale	30,238	(11,566)	18,672
Less: Reclassification adjustment for net gains on securities available for sale included in net income	(1,220)	467	(753)

Net change in unrealized losses on securities available for sale	29,018	(11,099)	17,919

Foreign currency translation adjustment	63	(24)	39

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	573	(219)	354
Amortization of transition amount	(24)	9	(15)
Recognized net actuarial loss	4,499	(1,721)	2,778

Net change in pension and other benefits	5,048	(1,931)	3,117

Net change in accumulated other comprehensive income (loss)	$46,418	$(17,755)	$28,663

For the Three Months Ended March 31, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$132,005	$(50,492)	$81,513
Less: Reclassification adjustment for net gains on hedges included in net income	(9,105)	3,483	$(5,622)

Net change in unrealized gains on hedges	122,900	(47,009)	75,891

Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(248,267)	94,962	(153,305)
Less: Reclassification adjustment for net gains on securities available for sale included in net income	(2)	1	(1)

Net change in unrealized losses on securities available for sale	(248,269)	94,963	(153,306)

Foreign currency translation adjustment	(429)	164	(265)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	508	(194)	314
Amortization of transition amount	(25)	9	(16)
Recognized net actuarial loss	3,716	(1,421)	2,295

Net change in pension and other benefits	4,199	(1,606)	2,593

Net change in accumulated other comprehensive income (loss)	$(121,599)	$46,512	$(75,087)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table presents accumulated other comprehensive income (loss) balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the period	7,588	17,919	39	3,117	28,663

Balance, March 31, 2007	$(19,817)	$(39,959)	$262	$(171,197)	$(230,711)

Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the period	75,891	(153,306)	(265)	2,593	(75,087)

Balance, March 31, 2008	$99,454	$(282,469)	$475	$(175,670)	$(358,210)

Note 11—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	March 31, 2008
Commitments to extend credit	$22,938,076
Standby letters of credit	3,769,258
Commercial letters of credit	72,987
Risk participations in bankers' acceptances	22,550
Commitments to fund principal investments	96,213
Commitments to fund low-income housing credit (LIHC) investments	167,720

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2008, the carrying value of the Company's risk participations in bankers' acceptances, standby and commercial letters of credit totaled $5.3 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Commitments, Contingencies and Guarantees (Continued)

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

        The Company is fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over an eleven-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of March 31, 2008, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $179.9 million. The Company maintains a reserve of $6.9 million for these guarantees included in other liabilities.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of March 31, 2008, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.3 billion. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit placed with the Bank. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of March 31, 2008, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.4 billion at March 31, 2008. The market value of the associated collateral was $2.4 billion at March 31, 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Commitments, Contingencies and Guarantees (Continued)

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap or option contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2008, the maximum exposure to loss under these contracts totaled $56.4 million. At March 31, 2008, the Company maintained a reserve of $1.1 million for losses related to these guarantees included in trading account liabilities.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company had a liability of $9.5 million and $4.5 million at December 31, 2007 and March 31, 2008, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The reduction in this liability from December 31, 2007 to March 31, 2008 was primarily due to the establishment of an escrow account by Visa, during its initial public offering in March 2008, to pay for settlements of its antitrust lawsuits. The Company's maximum exposure to loss for the pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be limited to the Company's proportional ownership.

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

        On September 14, 2007, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the Office of the Comptroller of the Currency (OCC). The Order supersedes the March 2005 memorandum of understanding between the Bank and the OCC. The Order imposed a civil money penalty of $10 million and requires the Bank to take actions to improve compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provides that the $10 million penalty is deemed to be satisfied by the Bank's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, the Bank entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ has agreed to defer prosecution for past violations of BSA/AML that occurred in the Bank's now discontinued international banking business, and to dismiss prosecution completely if the Bank meets the conditions of the Order for one year. Pursuant to the DPA, the Bank also paid $21.6 million in the third quarter of 2007 to the DOJ.

Note 12—Business Segments

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking"

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Business Segments (Continued)

and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services, and risk management for small businesses and individuals. At March 31, 2007 and 2008, Retail Banking had $222.2 million and $217.5 million, respectively, of goodwill. In December 2007, $4.8 million of goodwill attributed to the retirement recordkeeping business was eliminated against the gain on sale of this business. For further information on this sale, see Note 3 to these condensed consolidated financial statements.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, insurance, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At March 31, 2007 and 2008, Wholesale Banking had $231.3 million and $212.5 million, respectively, of goodwill. In the first quarter of 2008, a goodwill impairment charge of $18.7 million, related to the insurance brokerage business, was recorded. For further information on this impairment, see Note 4 to these condensed consolidated financial statements.

        The information, set forth in the table that follows, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segments as of March 31, 2007 and 2008.

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

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Business Segments (Continued)

over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. Discontinued operations consists of two separate businesses: international correspondent banking and the retirement recordkeeping services. For further detail on discontinued operations, see Note 3 to these condensed consolidated financial statements. Except as discussed above, none of the items in "Other" is significant to the Company's business.

        The Company reflects a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items."

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Business Segments (Continued)

        The reportable business segment results for prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and discontinued operations.

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$227,791	$223,825	$241,629	$266,272
Noninterest income (expense)	113,564	120,672	106,584	94,897

Total revenue	341,355	344,497	348,213	361,169
Noninterest expense (income)	226,551	231,549	162,676	182,045
Credit expense (income)	6,274	6,439	25,067	37,152

Income (loss) from continuing operations before income taxes	108,530	106,509	160,470	141,972
Income tax expense (benefit)	41,513	40,740	49,054	38,440

Income (loss) from continuing operations	67,017	65,769	111,416	103,532
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$67,017	$65,769	$111,416	$103,532

Total assets, end of period—Market View (dollars in millions):	$17,237	$19,080	$25,544	$30,125

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2007	2008	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(40,134)	$(28,139)	$(2,064)	$(2,160)	$427,222	$459,798
Noninterest income (expense)	6,451	14,318	(15,741)	(17,269)	210,858	212,618

Total revenue	(33,683)	(13,821)	(17,805)	(19,429)	638,080	672,416
Noninterest expense (income)	31,373	33,686	(9,734)	(10,278)	410,866	437,002
Credit expense (income)	(27,317)	28,434	(24)	(25)	4,000	72,000

Income (loss) from continuing operations before income taxes	(37,739)	(75,941)	(8,047)	(9,126)	223,214	163,414
Income tax expense (benefit)	(12,796)	(21,027)	(3,078)	(3,491)	74,693	54,662

Income (loss) from continuing operations	(24,943)	(54,914)	(4,969)	(5,635)	148,521	108,752
Income (loss) from discontinued operations, net of income taxes	1,090	(162)	—	—	1,090	(162)

Net income (loss)	$(23,853)	$(55,076)	$(4,969)	$(5,635)	$149,611	$108,590

Total assets, end of period—Market View (dollars in millions):	$11,859	$8,774	$(23)	$(46)	$54,617	$57,933

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Subsequent Event

        On April 22, 2008, the Company entered into a definitive agreement to sell its insurance subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. This transaction has been approved by the Company's Board of Directors, as well as BB&T Corporation's Board of Directors. Upon closing of the sale of this business, which is expected in the second quarter of 2008, the Company will record a gain of approximately $11 million after tax. Commencing with the second quarter of 2008, the results of the insurance brokerage business will be reported in discontinued operations and all prior periods will be restated to reflect this accounting treatment.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. Please refer to Part II Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q (this Form 10-Q) for a discussion of some factors that may cause results to differ.

        You should read the following discussion and analysis of our condensed consolidated financial condition and results of operations for the period ended March 31, 2008 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $58 billion at March 31, 2008. At March 31, 2008, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2008 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        In the first quarter of 2008, our average total loans grew 11 percent from the first quarter of 2007 to $42.7 billion. This strong growth was spread across all major categories, including commercial, residential and commercial real estate, due to increased loan demand.

        During the first quarter of 2008, we provided $80 million for our allowance for credit losses compared to $5 million in the first quarter of 2007. The increase was primarily due to an increase in the reserves attributable to the homebuilder segment and strong loan growth. The higher reserves reflect negative risk grade trends in the homebuilder portfolio and weakening operating conditions in the homebuilding industry. Despite the increase in the allowance for credit losses to reflect these adverse changes, there were no net charge offs for the homebuilder portfolio in the first quarter of 2008. However, we anticipate an acceleration of charge offs during the remainder of 2008, as well as a recessionary environment, resulting in deterioration in our loan portfolio. Consequently, management expects a significant increase in our full year provision for credit losses as compared to 2007. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $57 million and $132 million at December 31, 2007 and March 31, 2008, respectively. The increase in nonperforming assets was primarily due to increases in the homebuilder portfolio of $42 million, commercial and industrial portfolio of $17 million, and commercial real estate of $11 million. Net charge offs were $12 million in the first quarter of 2008, compared to $2 million in the first quarter of 2007.

        At December 31, 2007 and March 31, 2008, our allowances for credit losses as a percent of total loans were 1.20 percent and 1.29 percent, respectively. At December 31, 2007 and March 31, 2008, our allowances for credit losses as a percent of nonaccrual loans were 885 percent and 445 percent, respectively.

        In the first quarter of 2008 our average noninterest bearing deposits declined 17 percent to $12.6 billion compared to the first quarter of 2007. The decline was primarily due to lower commercial noninterest bearing deposits as a result of a mix shift toward interest bearing deposit accounts, and lower title and escrow deposits resulting from reduced residential real estate activity. Average noninterest bearing deposits represented 28.9 percent of average total deposits in the first quarter of 2008, compared to 36.5 percent in the first quarter of 2007. In addition, the annualized average all-in-cost of funds improved to 2.26 percent, compared to 2.56 percent in the first quarter of 2007.

        In the first quarter of 2008, our net interest income increased 8 percent from the first quarter of 2007 to $460 million, primarily due to strong loan growth and lower rates paid on interest bearing liabilities. Offsetting these positive impacts on our net interest income were lower yields on earning assets and a deposit mix shift from noninterest bearing and low-cost deposits into higher-cost deposits.

        In the first quarter of 2008, our noninterest income grew 1 percent from the first quarter of 2007 to $213 million, primarily due to a $14.2 million pre-tax gain on the partial redemption of Visa Inc. common stock related to the Visa initial public offering (IPO), as well as higher trust and investment management fees related to an increase in trust assets. These increases in noninterest income were partially offset by lower gains on the sale of private capital investments and real property.

        In the first quarter of 2008, our noninterest expense grew 6 percent from the first quarter of 2007 to $437 million. The increase was primarily due to an $18.7 million impairment charge related to the write-down of goodwill for the insurance brokerage business. (For additional information on this impairment, see Note 4 to the condensed consolidated financial statements in this Form 10-Q.) The increase was also due to higher costs related to the provision for credit losses on off-balance sheet commitments, partially offset by a reversal of a portion of the reserves for legal expense relating to our proportionate share of Visa litigation charges.

        Our effective tax rate was 33.5 percent in both of the first quarters of 2007 and 2008.

        During the first quarter of 2008, we declared $71.7 million in dividends, compared to $65.2 million in the first quarter of 2007. There were no significant repurchases of our common stock in the first quarter of 2008. As of March 31, 2008, we had $512 million remaining under our current board authorization for the repurchase of our common stock.

        On April 22, 2008, we entered into a definitive agreement to sell our insurance subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. This transaction has been approved by our Board of Directors, as well as BB&T Corporation's Board of Directors. Upon closing of the sale of this business, which is expected in the second quarter of 2008, we will record a gain of approximately $11 million after tax.

Discontinued Operations

        Our discontinued operations consist of two separate businesses: retirement recordkeeping services (RRB) and international correspondent banking (ICBB). The ICBB business was sold to Wachovia Bank, N.A. in 2005 for a pre-tax gain of $228.8 million. An additional pre-tax gain of $4.0 million was recorded in 2006. The business consisted of international payment and trade processing along with related lending activities. The operations for ICBB substantially ended by December 31, 2006 and substantially all of the assets and liabilities were settled in the first quarter of 2007.

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the

United States Department of Justice (DOJ) in the third quarter of 2007 and paid $21.6 million to the DOJ. For additional information, refer to "Regulatory Matters" in this Form 10-Q.

        In the fourth quarter of 2007, we sold our retirement recordkeeping business (RRB) to Prudential Retirement, a subsidiary of Prudential Financial, Inc., for $103.0 million. The Company recorded a pre-tax gain of $94.7 million, net of $2.1 million in transaction costs and a $6.2 million elimination of intangible assets, which includes goodwill of $4.8 million attributed to this business. The RRB was previously included in the Retail Banking reportable business segment.

        Both transactions have been accounted for as discontinued operations and all prior period financial statements, except where specifically mentioned, have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities of our discontinued operations, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

  Retirement Recordkeeping Business (RRB) Discontinued Operations

        The results of the RRB included in our net income for the three months ended March 31, 2007 and 2008, consisted of the following:

	For the Three Months Ended March 31,
(Dollars in thousands)
	2007	2008
Net interest income	$1,290	$837
Noninterest income	11,700	11,001
Noninterest expense	11,225	12,069

Income (loss) from discontinued operations before income taxes	1,765	(231)
Income tax expense (benefit)	675	(69)

Income (loss) from discontinued operations	$1,090	$(162)

        Net interest income for the three months ended March 31, 2007 and 2008 included the allocation of interest income from continuing operations of $1.4 million and $0.9 million, respectively. Noninterest income for the three months ended March 31, 2007 and 2008 included trust fees of $11.7 million and $3.3 million, respectively. Noninterest income for the three months ended March 31, 2008 also included $7.7 million in servicing revenues from Prudential, which will continue until all customers are migrated onto Prudential's accounting systems. For the three months ended March 31, 2007 and 2008, noninterest expense included salaries and benefits expense of $6.7 million and $6.6 million, respectively.

        The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Policies

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and such a change would result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly compared to the loss factors that we use. Other significant estimates that we use are employee turnover factors for pension purposes, residual values in our leasing portfolio, fair value of our derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates. We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are generally swaps and option contracts indexed to energy commodities, interest rates or foreign currencies, although we could enter into other types of derivative contracts. We value these contracts at fair value, using either readily available, market quoted prices or information that can be extrapolated to approximate a market price. We are subject to US GAAP that may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

        Our most significant estimates are approved by our Chief Executive Officer Forum (CEO Forum), which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2007 Form 10-K filed with the Securities and Exchange Commission (the SEC) and as follows.

  Fair Valuation of Financial Instruments

        Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no effect on our financial position or results of operations. For detailed information on our use of fair valuation of financial instruments and our related valuation methodologies, see Note 7 to the condensed consolidated financial statements in this Form 10-Q.

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimate about market data. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under SFAS No. 157. This hierarchy ranks the quality and reliability of the information used to determine fair values. The degree of management judgment increases with the higher the level of inputs.

        Included in the Level 3 category are collateralized loan obligations (CLOs), which are highly illiquid. The valuation of CLOs are based upon indicative broker quotes, that are derived from pricing models whose assumptions are based upon observable inputs adjusted for unobservable liquidity spreads. The fair value of our CLOs declined by $271.6 million from December 31, 2007 to $1.5 billion at March 31, 2008. Since no observable credit quality issues were present in our CLO portfolio at March 31, 2008, and we have the ability and intent to hold the CLO securities until recovery of the carrying value, which could be maturity, we consider the unrealized loss to be temporary.

        We have an established and documented process for determining fair value. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as interest rates, yield curves, foreign exchange rates, volatilities and credit curves. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and, with the adoption of SFAS No. 157, that consider our creditworthiness in determining the fair value of our trading liabilities.

        The following table reflects financial instruments measured at fair value on a recurring basis as of March 31, 2008.

	March 31, 2008
(Dollars in thousands)	Fair Value	Percentage of Total
Financial instruments measured at fair value on a recurring basis
Assets:
Level 1	$814,329	9%
Level 2	7,154,709	76%
Level 3	1,497,916	16%
Netting Adjustment	(82,461)	(1)%

Total	$9,384,493	100%

As a percentage of the Company's total assets		16%

Liabilities:
Level 1	$3,392	0%
Level 2	1,925,251	104%
Level 3	—	0%
Netting Adjustment	(82,461)	(4)%

Total	$1,846,182	100%

As a percentage of the Company's total liabilities		3%

Financial Performance

Summary of Financial Performance

			Increase (Decrease)
	For the Three Months Ended March 31
			2008 versus 2007
(Dollars in thousands)
	2007	2008	Amount	Percent
Results of Operations
Net interest income(1)	$427,222	$459,798	$32,576	7.6%
Noninterest income
Trust and investment management fees	36,860	43,388	6,528	17.7
Insurance commissions	20,250	17,393	(2,857)	(14.1)
Merchant banking fees	9,077	11,793	2,716	29.9
Trading account activities	14,840	11,012	(3,828)	(25.8)
Gains on private capital investments, net	9,095	1,070	(8,025)	(88.2)
Gain on the VISA IPO redemption	—	14,211	14,211	nm
Other noninterest income	120,736	113,751	(6,985)	(5.8)

Total noninterest income	210,858	212,618	1,760	0.8

Total revenue	638,080	672,416	34,336	5.4
Provision for loan losses	4,000	72,000	68,000	nm
Noninterest expense
Salaries and employee benefits	251,835	253,429	1,594	0.6
Net occupancy	34,459	37,011	2,552	7.4
Intangible asset amortization	1,926	20,078	18,152	nm
Provision for losses on off-balance sheet commitments	1,000	8,000	7,000	nm
Other noninterest expense	121,646	118,484	(3,162)	(2.6)

Total noninterest expense	410,866	437,002	26,136	6.4

Income from continuing operations before income taxes	223,214	163,414	(59,800)	(26.8)
Income tax expense	74,693	54,662	(20,031)	(26.8)

Income from continuing operations	148,521	108,752	(39,769)	(26.8)

Income (loss) from discontinued operations before income taxes	1,765	(231)	(1,996)	nm
Income tax expense (benefit)	675	(69)	(744)	nm

Income (loss) from discontinued operations	1,090	(162)	(1,252)	nm

Net income	$149,611	$108,590	$(41,021)	(27.4)%

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our financial performance for the first quarter of 2008 compared to the first quarter of 2007 are presented below.

  •
  As the level of uncertainty in our principal portfolio segments and, in particular, in our homebuilder portfolio has increased, we provided a total of $80 million for credit losses ($72 million for loan losses and $8 million for losses on off-balance sheet commitments) in the first quarter of 2008. The provision increase was primarily due to negative risk grade trends in the homebuilder portfolio and weakening operating conditions in the homebuilding industry coupled with strong loan growth.

  •
  Our net interest income was favorably influenced by lower average rates on our interest bearing liabilities, as well as by higher volumes in most of our major loan categories. Partly offsetting these positive influences to our net interest margin were lower average demand deposit balances (which resulted in a shift to more costly interest bearing liabilities) and lower average yields on our earning assets (see discussion under "Net Interest Income").

        The increase in our noninterest income was due to several factors:

    —
    Trust and investment management fees were higher primarily due to an increase in total assets under administration on which fees are based. Managed assets increased by approximately 3 percent, while non-managed assets increased by approximately 7 percent from March 31, 2007 to March 31, 2008. Total assets under administration increased by approximately 7 percent, to $246.3 billion, for the same period;

    —
    Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions, as well as an other-than-temporary impairment writedown on an investment of $0.9 million in the first quarter of 2008;

    —
    In the first quarter of 2008, we recognized a $14.2 million gain on the partial redemption of Visa Inc. common stock related to the Visa IPO; and

    —
    In the first quarter of 2007, other income included a gain of $3.9 million on the sale of real property.

        The increase in noninterest expense was due to several factors:

    —
    Amortization of intangible expense increased mainly due to an $18.7 million goodwill impairment charge related to our insurance brokerage business (for additional information on this impairment, see Note 4 to the condensed consolidated financial statements in this Form 10-Q);

    —
    Provision for losses on off-balance sheet commitments increased primarily as a result of shifts in our risk grade mix (including risk grade migration in certain sectors of the real estate portfolio); and

    —
    Other expenses included lower operating loss expense mainly due to a $5.1 million partial reversal of a contingency reserve for our proportionate share of Visa litigation charges.

Net Interest Income

        The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	March 31, 2007			March 31, 2008			Average Balance		Interest Income/ Expense(1)
(Dollars in thousands)	Average Balance	Interest Income/Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$14,684,098	$237,278	6.55%	$15,647,162	$238,303	6.13%	$963,064	7%	$1,025	—%
Construction	2,233,131	42,775	7.77	2,474,323	36,617	5.95	241,192	11	(6,158)	(14)
Residential mortgage	12,386,306	163,766	5.29	13,992,743	192,785	5.51	1,606,437	13	29,019	18
Commercial mortgage	6,064,169	106,966	7.15	7,250,747	112,970	6.23	1,186,578	20	6,004	6
Consumer	2,542,507	48,979	7.81	2,686,635	46,390	6.94	144,128	6	(2,589)	(5)
Lease financing	547,803	3,738	2.73	649,843	6,297	3.88	102,040	19	2,559	68

Total loans	38,458,014	603,502	6.34	42,701,453	633,362	5.95	4,243,439	11	29,860	5
Securities—taxable	8,580,315	107,268	5.00	8,355,954	104,964	5.02	(224,361)	(3)	(2,304)	(2)
Securities—tax-exempt	57,654	1,154	8.01	53,359	1,082	8.11	(4,295)	(7)	(72)	(6)
Interest bearing deposits in banks	79,562	1,109	5.65	29,869	128	1.72	(49,693)	(62)	(981)	(88)
Federal funds sold and securities purchased under resale agreements	846,042	11,152	5.35	328,145	2,693	3.30	(517,897)	(61)	(8,459)	(76)
Trading account assets	333,363	1,701	2.07	719,316	2,804	1.57	385,953	116	1,103	65

Total earning assets	48,354,950	725,886	6.06	52,188,096	745,033	5.72	3,833,146	8	19,147	3

Allowance for loan losses	(330,277)			(399,280)			(69,003)	21
Cash and due from banks	1,949,232			1,757,365			(191,867)	(10)
Premises and equipment, net	491,449			487,928			(3,521)	(1)
Other assets	2,497,257			2,714,615			217,358	9

Total assets	$52,962,611			$56,748,724			$3,786,113	7%

Liabilities
Deposits:
Transaction accounts	$13,534,373	$91,505	2.74	$14,864,561	$82,915	2.24	$1,330,188	10%	$(8,590)	(9)
Savings and consumer time	4,297,383	26,855	2.53	4,179,663	23,529	2.26	(117,720)	(3)	(3,326)	(12)
Large time	8,435,137	103,795	4.99	11,962,678	114,216	3.84	3,527,541	42	10,421	10

Total interest bearing deposits	26,266,893	222,155	3.43	31,006,902	220,660	2.86	4,740,009	18	(1,495)	(1)

Federal funds purchased and securities sold under repurchase agreements	1,046,439	13,524	5.24	1,950,692	15,566	3.21	904,253	86	2,042	15
Net funding allocated from (to) discontinued operations(4)	107,715	1,392	5.24	109,356	930	3.42	1,641	2	(462)	(33)
Commercial paper	1,783,758	22,264	5.06	1,207,510	9,792	3.26	(576,248)	(32)	(12,472)	(56)
Other borrowed funds	1,309,102	17,281	5.35	1,566,301	16,066	4.13	257,199	20	(1,215)	(7)
Medium and long-term debt	1,371,446	19,695	5.82	1,846,885	19,457	4.24	475,439	35	(238)	(1)
Trust notes	14,827	238	6.43	14,374	238	6.63	(453)	(3)	—	—

Total borrowed funds	5,633,287	74,394	5.36	6,695,118	62,049	3.73	1,061,831	19	(12,345)	(17)

Total interest bearing liabilities	31,900,180	296,549	3.77	37,702,020	282,709	3.02	5,801,840	18	(13,840)	(5)

Noninterest bearing deposits	15,098,289			12,606,852			(2,491,437)	(17)
Other liabilities	1,453,937			1,721,443			267,506	18

Total liabilities	48,452,406			52,030,315			3,577,909	7
Stockholders' Equity
Common equity	4,510,205			4,718,409			208,204	5

Total stockholders' equity	4,510,205			4,718,409			208,204	5

Total liabilities and stockholders' equity	$52,962,611			$56,748,724			$3,786,113	7%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		429,337	3.57%		462,324	3.54%			32,987	8
Less: taxable-equivalent adjustment		2,115			2,526				411	19

Net interest income		$427,222			$459,798				$32,576	8%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	March 31, 2007	March 31, 2008
Assets	$10,592	$7,440
Liabilities	$118,307	$116,796
Net assets	$(107,715)	$(109,356)

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

        Net interest income in the first quarter of 2008, on a taxable-equivalent basis, increased 8 percent compared to the first quarter of 2007. Our net interest margin decreased by 3 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $3.8 billion, or 8 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $963.1 million increase in average commercial loans, which included a $952.5 million decrease in lower yielding loans related to title and escrow customers, a $1.6 billion increase in average residential mortgages and a $1.2 billion increase in average commercial mortgages;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 34 basis points, despite being positively impacted by higher hedge income, which increased by $16.0 million;

  •
  Average noninterest bearing deposits decreased $2.5 billion, or 17 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $1.1 billion, or 11 percent. Title and escrow deposits declined $1.1 billion, or 50 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.3 billion, or 13 percent. Average noninterest bearing deposits represented 37 percent of average total deposits in the first quarter of 2007 compared to 29 percent in the first quarter of 2008; and

  •
  In the first quarter of 2008, the annualized average all-in cost of funds was 2.26 percent, reflecting an average deposit-to-loan ratio of 102 percent and a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the first quarter of 2007, the annualized all-in cost of funds was 2.56 percent and our average deposit-to-loan ratio was 108 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge expense of $10.3 million and hedge income of $5.7 million for the quarters ended March 31, 2007 and 2008, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $0.1 million and $5.5 million for the quarters ended March 31, 2007 and 2008, respectively.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1% of our total revenues for the three months ended March 31, 2007 and 2008.

Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
(Dollars in thousands)	March 31, 2007	March 31, 2008
			Amount	Percent
Service charges on deposit accounts	$74,945	$74,736	$(209)	(0.3)%
Trust and investment management fees	36,860	43,388	6,528	17.7
Insurance commissions	20,250	17,393	(2,857)	(14.1)
Merchant banking fees	9,077	11,793	2,716	29.9
Trading account activities	14,840	11,012	(3,828)	(25.8)
Brokerage commissions and fees	9,660	9,859	199	2.1
Card processing fees, net	7,127	7,764	637	8.9
Securities gains (losses), net	1,220	(2)	(1,222)	nm
Gains on private capital investments, net	9,095	1,070	(8,025)	(88.2)
Gain on the VISA IPO redemption	—	14,211	14,211	nm
Other	27,784	21,394	(6,390)	(23.0)

Total noninterest income	$210,858	$212,618	$1,760	0.8%

nm—not meaningful

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
(Dollars in thousands)	March 31, 2007	March 31, 2008
			Amount	Percent
Salaries and other compensation	$202,494	$201,498	$(996)	(0.5)%
Employee benefits	49,341	51,931	2,590	5.2

Salaries and employee benefits	251,835	253,429	1,594	0.6
Net occupancy	34,459	37,011	2,552	7.4
Intangible asset amoritzation(1)	1,926	20,078	18,152	nm
Outside services	18,170	17,138	(1,032)	(5.7)
Equipment	16,333	15,637	(696)	(4.3)
Software	13,599	15,125	1,526	11.2
Professional services	16,927	14,889	(2,038)	(12.0)
Communications	9,306	9,517	211	2.3
Advertising and public relations	8,367	8,239	(128)	(1.5)
Data processing	8,184	7,076	(1,108)	(13.5)
Foreclosed asset expense	9	89	80	nm
Provision for losses on off-balance sheet commitments	1,000	8,000	7,000	nm
Other	30,751	30,774	23	0.1

Total noninterest expense	$410,866	$437,002	$26,136	6.4%

(1)
Includes goodwill impairment of $18.7 million recognized in the first quarter of 2008.

nm—not meaningful

Income Tax Expense

        Our effective tax rate was 33.5 percent in both the first quarter of 2007 and of 2008.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" in our 2007 Form 10-K.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) March 31, 2008 From:
				March 31, 2007		December 31, 2007
(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$13,274,776	$14,563,477	$15,727,520	$2,452,744	18.5%	$1,164,043	8.0%
Construction	2,258,668	2,406,729	2,556,946	298,278	13.2	150,217	6.2
Mortgage:
Residential	12,419,376	13,827,241	14,174,964	1,755,588	14.1	347,723	2.5
Commercial	6,158,255	7,021,299	7,509,765	1,351,510	21.9	488,466	7.0

Total mortgage	18,577,631	20,848,540	21,684,729	3,107,098	16.7	836,189	4.0
Consumer:
Installment	1,192,442	1,327,348	1,447,329	254,887	21.4	119,981	9.0
Revolving lines of credit	1,341,608	1,334,132	1,287,656	(53,952)	(4.0)	(46,476)	(3.5)

Total consumer	2,534,050	2,661,480	2,734,985	200,935	7.9	73,505	2.8
Lease financing	548,624	654,467	644,922	96,298	17.6	(9,545)	(1.5)

Total loans held to maturity	37,193,749	41,134,693	43,349,102	6,155,353	16.5	2,214,409	5.4
Total loans held for sale	58,201	69,495	150,866	92,665	nm	81,371	nm

Total loans	$37,251,950	$41,204,188	$43,499,968	$6,248,018	16.8%	$2,295,780	5.6%

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

        The commercial, financial and industrial loan portfolio increased in the first quarter of 2008 from the first quarter of 2007 mainly due to increased loan demand primarily in the oil and gas and national corporate segments, as well as in the California middle market.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of March 31, 2008, the construction loan portfolio consists of: approximately two-thirds in the commercial income producing real estate industry and approximately one-third in the homebuilder industry. The construction loan portfolio increased from the first quarter of 2007 primarily due to higher demand for income property projects with apartment, office and retail financing representing the largest components. We continue to experience negative risk grade trends in the homebuilder portfolio and weakening operating conditions in the homebuilder industry. Geographically, the outstanding homebuilder loan portfolio is distributed as follows: approximately one-third in the San Francisco bay area, approximately one-third in the Los Angeles/Orange County region, including the Inland Empire, approximately one-tenth in San Diego, and the remainder in other parts of California and other states.

        The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The commercial mortgages portfolio increased in the first quarter of 2008 from the first quarter of 2007 mainly due to higher demand in the California middle market sector for real estate related financing.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At March 31, 2008, 65 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have several loan products that allow a customer to move more quickly through the loan origination process by reducing or eliminating the need to verify the income or assets of the customer. We refer to these loans as "no doc" or "low doc" loans. "No doc" loans are only available through the Retail Banking channel to existing clients for owner-occupied properties and eliminate the verification of both income and assets. "Low doc" loans are offered through all channels and require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at March 31, 2008 were lower than fully documented loans. At March 31, 2008, the total amount of "no doc" and "low doc" loans past due 30 days or more was $19.4 million, compared to $5.8 million at March 31, 2007. The total amount of residential mortgages delinquent 30 days or more was $61.4 million at March 31, 2008, compared to $29 million at March 31, 2007. Although delinquencies have risen since March 31, 2007, the delinquency ratio remains low compared to the industry average for California prime loans.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

        On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008, which, among other provisions, authorizes the three federal mortgage loan conduits, the Federal National Mortgage Association (known as Fannie Mae), the Federal Home Loan Mortgage Corporation (known as Freddie Mac) and the Federal Housing Administration, to purchase new and existing "jumbo" residential mortgage loans originated after June 30, 2007. The legislation, which will go into operation when the federal mortgage agencies calculate and publish new loan limits for each Standard Metropolitan Statistical Area, based on average housing prices, will increase the current limit on conforming loans which can be purchased by Fannie Mae and Freddie Mac to up to $729,750 from its current maximum of $417,000. The purpose of the increased purchase authority, which will apply to loans originated through the end of 2008, is to provide increased liquidity to the secondary market for "jumbo" residential loans. Loans on residential properties in a number of counties in the State of California where housing prices remain relatively high will be covered by the increased purchase authority. This could result in an increased rate of loan originations and refinancings of loans on such properties, including properties securing loans made by us. The degree to which this will occur and its overall effect on our residential mortgage loan portfolio cannot be determined at this time.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network. The increase in consumer loans from March 31, 2007 was primarily in our Flex Equity line/loan product. The Flex Equity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert their Flex Equity lines/loans to fixed rate loans, these new loans are classified as installment loans. Our total home equity loans and lines delinquent 30 days or more were $10.3 million at March 31, 2008, compared to $4.7 million at March 31, 2007. Although the percentage increase from March 31, 2007 is high, the dollar amount of the increase is not significant as compared to the industry average for California.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At March 31, 2008, we had leveraged leases of $551 million, which were net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising compared to exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31 and December 31, 2007 and March 31, 2008 for those countries where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the countries shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
March 31, 2007
Canada	$270	$—	$603	$873
Germany	610	—	—	610
Switzerland	600	—	—	600
December 31, 2007
Canada	$6	$—	$817	$823
March 31, 2008
Canada	$26	$—	$795	$821

Provision for Credit Losses

        We recorded a provision for loan losses of $72 million in the first quarter of 2008, compared with a provision for loan losses of $4 million in the first quarter of 2007. There was an $8 million provision for losses related to the allowance for losses on off-balance sheet commitments in the first quarter of 2008, compared to a $1 million provision in the first quarter of 2007. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

Allowances for Credit Losses

  Allowance Policy and Methodology

        We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.

  Comparison of the Total Allowances and Related Provision for Credit Losses compared to December 31, 2007

        At March 31, 2008, our total allowances for credit losses were $561 million, which consisted of $463 million related to loans and $98 million related to off-balance sheet commitments. The allowances for credit losses consisted of $473 million and $88 million of allocated and unallocated allowance, respectively. At March 31, 2008, our allowances for credit loss coverage ratios were 1.29 percent of total loans and

445 percent of total nonaccrual loans. At December 31, 2007, our total allowances for credit losses were $493 million, or 1.20 percent of the total loan portfolio and 885 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At March 31, 2008 and December 31, 2007, total impaired loans were $127 million and $56 million, respectively, and the associated impairment allowances were $26 million and $11 million, respectively.

        At March 31, 2008 and December 31, 2007, the allowance for losses related to off-balance sheet commitments included within our total allowances for credit losses, was $98 million and $90 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses.

        As a result of management's assessment of factors, including the credit quality of our loan portfolio, the adverse impact of a significant slowdown in the housing market, the deterioration of the homebuilding segment and the significant growth and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $72 million in the first quarter of 2008, compared to a provision for loan losses of $4 million in the first quarter of 2007. The substantial increase in our provision for loan losses was larger than expected due to several reasons. Our homebuilder portfolio experienced more declines in risk grade levels than previously expected as home prices in California have deteriorated rapidly since year end 2007. In addition, we are beginning to see deterioration in other sectors of our commercial real estate portfolio, the construction and building materials related sectors of the commercial portfolio and in small business loans. Lastly, we experienced significant loan growth during the first quarter of 2008.

        We expect to record a provision for credit losses of $60 million to $80 million for the second quarter of 2008 and a range of total provision for credit losses for the full year 2008 of $225 million to $300 million. The factors driving the increase in our projected provision include an anticipated acceleration of charge offs during the remainder of 2008, coupled with management's belief that we are facing a recessionary economic environment, which we believe will result in deterioration in our loan portfolio.

        During the first quarter of 2008, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

  Changes in the Allocated (Formula and Specific) Allowance

        At March 31, 2008, the formula allowance increased to $443 million, compared to $395 million at December 31, 2007. The net increase was due primarily to an increase in criticized credits, primarily in our homebuilder portfolio. At March 31, 2008, the specific allowance was $30 million, compared to $12 million at December 31, 2007.

  Changes in the Unallocated Allowance

        At March 31, 2008, the unallocated allowance increased to $88 million, compared to $86 million at December 31, 2007, reflecting management's belief that maintaining the unallocated allowance near our December 31, 2007 level is appropriate based on the uncertainty that current economic conditions will impact our principal portfolio segments. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of March 31, 2008, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

        Although in certain instances the downgrading of a loan resulting from the effects of the conditions described below has been reflected in the formula allowance, management believes that the impact of these events on the collectability of the applicable loans may not have been fully reflected in the level of nonperforming loans or in the internal risk grading process with respect to such loans. In addition, our formula allowance does not take into consideration sector-specific changes in the severity of losses that are expected to arise from the current economic conditions compared with our historical losses. Accordingly, our evaluation of the probable losses related to the impact of these factors was reflected in the unallocated allowance. The evaluations of the inherent losses with respect to these factors are subject to higher degrees of uncertainty because they are not identified with specific problem credits.

        The following describes some of the specific conditions we considered.

        In certain cases, we believe that credit migration is likely to be somewhat more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is captured in the allocated allowance. The following describes the specific conditions we considered.

  •
  With respect to commercial real estate, we considered the significant weakening in the residential building market and deteriorating trends in income property markets, which would be in the range of $30 million to $54 million.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores and other companies that generate 15 percent or more of their revenues from one customer, we considered quarterly declines in same-store sales for home improvement stores, as well as some same-store sales improvements in other major U.S. warehouse clubs, which would be in the range of $7 million to $12 million.

  •
  With respect to fuel prices, we considered the ability of borrowers to absorb higher fuel prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy, which would be in the range of $3 million to $12 million.

  •
  With respect to building material suppliers, we considered the weakness in the homebuilding industry, including weak home sales, and the effects on suppliers, which would be in the range of $4 million to $8 million.

  •
  With respect to contractors, we considered the decline in the residential housing market and its potential impact on commercial real estate (based on existing trends between the housing and non-residential construction markets), which would be in the range of $5 million to $7 million.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, which would be in the range of $2 million to $4 million.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended March 31,
			Increase (Decrease)
(Dollars in thousands)
	2007	2008	Amount	Percent
Balance, beginning of period	$331,077	$402,726	$71,649	21.6%
Loans charged off:
Commercial, financial and industrial	3,078	9,805	6,727	218.6
Mortgage	—	240	240	nm
Consumer	1,341	3,056	1,715	127.9

Total loans charged off	4,419	13,101	8,682	196.5
Recoveries of loans previously charged off:
Commercial, financial and industrial	1,694	1,177	(517)	(30.5)
Consumer	281	383	102	36.3
Lease financing	8	15	7	87.5

Total recoveries of loans previously charged off	1,983	1,575	(408)	(20.6)

Net loans charged off	2,436	11,526	9,090	373.2
Provision for loan losses	4,000	72,000	68,000	nm
Foreign translation adjustment	38	(257)	(295)	nm

Ending balance of allowance for loan losses	$332,679	$462,943	$130,264	39.2
Allowance for losses on off-balance sheet commitments	82,374	98,374	16,000	19.4

Allowances for credit losses	$415,053	$561,317	$146,264	35.2%

Allowances for loan losses to total loans(1)	0.89%	1.06%
Allowances for credit losses to total loans(2)	1.11	1.29
Provision for loan losses to net loans charged off	164.20	624.67
Net loans charged off to average loans outstanding for the period(3)	0.03	0.11

(1)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(2)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.
(3)
Annualized.

nm = not meaningful

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Consolidated Financial Statements included in our 2007 Form 10-K. Restructured loans are loans in which the Bank has formally restructured all or a significant portion of the loan and provided a concession in the form of debt forgiveness, a modification of interest rate and/or payment terms. The impairment (the shortfall between the present value of the loan under modified terms and the carrying value) is normally recorded in noninterest expense at the date of restructuring. Restructured loans are disclosed as nonperforming assets for the calendar year of restructuring, and, if in current status during this period may be disclosed as performing assets thereafter. Foreclosed assets include property where we acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) March 31, 2008 From:
				March 31, 2007		December 31, 2007
(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$5,120	$29,293	$46,780	$41,660	nm	$17,487	59.7%
Construction	—	13,662	55,464	55,464	nm	41,802	nm
Commercial mortgage	21,489	12,775	23,839	2,350	10.9%	11,064	86.6
Lease financing	15,001	—	—	(15,001)	(100.0)	—	—

Total nonaccrual loans	41,610	55,730	126,083	84,473	nm	70,353	nm
Restructured Loans
Mortgage—Residential	—	—	620	620	nm	620	nm
Foreclosed assets	134	795	4,984	4,850	nm	4,189	nm

Total nonperforming assets	$41,744	$56,525	$131,687	$89,943	nm	$75,162	nm

Allowances for loan losses	$332,679	$402,726	$462,943	$130,264	39.2%	$60,217	15.0%

Allowances for credit losses	$415,053	$493,100	$561,317	$146,264	35.2%	$68,217	13.8%

Nonaccrual loans to total loans	0.11%	0.14%	0.29%
Allowances for loan losses to nonaccrual loans(1)	799.52	722.64	367.17
Allowances for credit losses to nonaccrual loans(2)	997.48	884.80	445.20
Nonperforming assets to total loans and foreclosed assets	0.11	0.14	0.30
Nonperforming assets to total assets	0.08	0.10	0.23

(1)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(2)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

nm = not meaningful

        The increase in nonaccrual loans from March 31, 2007 to March 31, 2008 was primarily due to an increase in commercial and construction loans (primarily related to our homebuilder loan portfolio), partially offset by higher loan pay downs and chargeoffs. During the first quarter of 2008, we had two restructured residential loans totaling $0.6 million for which we recorded a $0.1 million impairment charge. During the first quarter of 2008, we had no sales of nonperforming loans, compared to approximately $3 million in the first quarter of 2007. Losses from these sales were reflected in charge offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) March 31, 2008 From:
				March 31, 2007		December 31, 2007
(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$648	$3,797	$1,311	$663	nm	$(2,486)	(65.5)%
Construction	—	—	3,904	3,904	nm	3,904	nm
Mortgage:
Residential	3,793	13,359	19,435	15,642	nm	6,076	45.5
Commercial	201	—	—	(201)	(100.0)%	—	—

Total mortgage	3,994	13,359	19,435	15,441	nm	6,076	45.5
Consumer and other	1,540	2,982	5,119	3,579	nm	2,137	71.7

Total loans 90 days or more past due and still accruing	$6,182	$20,138	$29,769	$23,587	nm	$9,631	47.8%

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

        We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below. For additional information about our market risk management, please see "Qualitative and Quantitative Disclosure about Market Risk" in

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.

  Interest Rate Risk Management (Other Than Trading)

        During the first quarter of 2008, our interest rate risk profile remained liability sensitive primarily as a result of trends in our balance sheet with loan growth and declining core deposit balances funded by wholesale borrowing and, to a lesser degree, from hedge programs executed during 2006 and 2007. During 2008, we added $500 million of new floor hedges to reduce our downside asset-sensitivity (see discussion of "ALM Derivatives" below).

        At March 31, 2008, Economic Net Interest Income (NII) sensitivity was liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 2.85 percent, while a similar downward shift would increase it by 2.87 percent. At March 31, 2007, a +200 basis point parallel shift would reduce 12-month Economic NII by 0.36 percent, while a similar downward shift would increase it by 1.07 percent. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	March 31, 2007	December 31, 2007	March 31, 2008
+200 basis points	$(6.5)	$(17.4)	$(60.3)
as a percentage of base case NII	(0.36)%	(0.93)%	(2.85)%
-200 basis points	$19.6	$35.2	$60.9
as a percentage of base case NII	1.07%	1.87%	2.87%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with the disposal of the retirement recordkeeping business eliminated for December 31, 2007 and March 31, 2008. The assets and liabilities of the retirement recording keeping business are included for March 31, 2007. We believe that this approach provides the best representation of our risk profiles.

        In the case of non-parallel yield curve changes, our Economic NII is liability sensitive to changes in short-term rates (with long-term rates held constant) and asset sensitive to changes in long-term rates (with short-term rates held constant). In other words, our Economic NII will benefit from curve steepening with short-term rates dropping and will contract from the curve further inverting with long-term rates dropping.

  ALM Activities

        During the course of 2007 we moved towards a more liability sensitive interest rate risk profile for the Bank in anticipation of falling rates. The real estate residential mortgage and commercial mortgage portfolios grew by $1.6 billion and $1.2 billion, respectively, during the first quarter of 2008 compared to the first quarter of 2007. In comparison total loans grew by $4.2 billion during the same period. The growth in fixed rate assets during 2007 and in the first quarter of 2008 supported largely by shorter term funding coupled with lower rates on our interest bearing short-term liabilities, amongst other dynamics, has enabled us to position the Bank favorably for lower rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first quarter of 2008, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the quarter as described below.

  ALM Securities

        At March 31, 2007 and 2008, our available for sale securities portfolio included $6.5 billion and $6.6 billion, respectively, of securities for ALM purposes. At March 31, 2008, approximately $5.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2008, we purchased approximately $363 million par value of securities, while approximately $343 million par value of ALM securities matured or were called.

        The composition of the portfolio is expected to remain relatively stable in 2008. Based on current prepayment projections, the estimated ALM portfolio effective duration was 2.3 at March 31, 2008, compared to 2.0 at March 31, 2007. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.3 suggests an expected price change of approximately minus 2.3 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first quarter of 2008, the ALM derivatives portfolio increased by a net $200 million notional amount, as $500 million of notional amount of LIBOR floor contracts were purchased to maintain the downside liability sensitivity of our overall risk position, offset by maturities of $300 million notional amount of receive fixed interest rate swaps.

        The fair value of the ALM derivative contracts increased as the value of our receive fixed interest rate swaps and floor option contracts benefited from the Federal Reserve Board's interest rate reductions in the first quarter of 2008, the expectation of lower future interest rates, higher volatility in interest rates and as a result of the net $200 million increase in notional amount during the first quarter of 2008. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to the condensed consolidated financial statements in this Form 10-Q and Note 19 to our consolidated financial statements included in our 2007 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of March 31, 2007, December 31, 2007, and March 31, 2008 and the change in fair value between December 31, 2007 and March 31, 2008.

(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008	Increase / (Decrease) From December 31, 2007 to March 31, 2008
Total gross notional amount of positions held for purposes other than trading:	$7,950,000	$9,250,000	$9,450,000	$200,000
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$46,739	$148,036	$322,590	$174,554
Gross negative fair value	25,411	2,015	—	(2,015)

Positive fair value of positions, net	$21,328	$146,021	$322,590	$176,569

  Trading Activities

        We enter into trading account activities primarily as a financial intermediary for customers and, to a minor extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a range of products compared to the securities, foreign exchange and derivatives markets. In acting for our own account, we may take positions in certain securities and foreign exchange instruments, subject to various limits in amount, tenor and other respects, with the objective of generating trading profits.

        As of March 31, 2008, we had $13.5 billion notional amount of interest rate derivative contracts, which included $6.8 billion notional amount of derivative contracts entered into as an accommodation for customers. We act as an intermediary and entered into $6.7 billion notional amount of offsetting contracts with major dealers, at a credit spread, thus neutralizing substantially all of the related market risk on our customer accommodation transactions.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of March 31, 2008, we had $4.3 billion notional amount of energy derivative contracts with half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

Liquidity Risk

        Liquidity risk is the undue risk to the Bank's earnings and capital, which would result from the Bank's inability to meet its obligations as they come due without incurring unacceptable costs. The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO. Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits, asset liquidation, including securities sold under repurchase agreements, and wholesale funding, which includes funds raised from interbank and other sources, both domestic and offshore. The Treasurer is responsible for operational management of liquidity through the funding and investment functions of Corporate Treasury. ALCO also maintains a Liquidity Contingency Plan that identifies actions to be taken to ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $31.7 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average common stockholders' equity, funded 64.1 percent of average total assets of $56.7 billion in the first quarter of 2008. Most of the remaining funding was provided by short-term borrowings in the form of certificates of deposit, large time deposits, federal funds purchased, securities sold under repurchase agreements, commercial paper and other borrowings.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At March 31, 2008, we could have sold or transferred under repurchase agreements approximately $2.5 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account securities. The aggregate balance of these assets averaged $1.1 billion in the first quarter of 2008. Additional liquidity may be provided through loan maturities and sales.

        In 2006, the Bank established a $4 billion Bank Note Program. As of March 31, 2008, the remaining available funding under the Bank Note Program is $2.6 billion. In the third quarter 2007, the Bank pledged collateral to establish borrowing capacity with the Federal Home Loan Bank of San Francisco. As of March 31, 2008, the Bank had total borrowing capacity of $4.3 billion, with $1.0 million of actual borrowing outstanding. The Bank has the capability to pledge portions of its unencumbered loan portfolio to Federal Home Loan Bank of San Francisco and the Federal Reserve Bank which would provide a total borrowing capacity in excess of $25 billion.

        In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the Securities and Exchange Commission (SEC) permitting ready access to the public debt markets. As of March 31, 2008, $600 million of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under either the Bank Note Program or the shelf registration. These sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of March 31, 2008.

		Union Bank of California, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term Short-term	A+ A-1	A A-1
Moody's	Long-term Short-term	Aa3 P-1	— —
Fitch	Long-term Short-term	A+ F1	A+ F1
DBRS	Long-term Short-term	A (high) R-1 (middle)	A R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,291,483	$4,533,763	$4,603,703
Tier 2 capital	1,511,809	1,590,160	1,658,356

Total risk-based capital	$5,803,292	$6,123,923	$6,262,059

Risk-weighted assets	$50,996,413	$54,606,527	$57,070,540

Quarterly average assets	$52,858,843	$54,843,792	$56,907,693

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,803,292	11.38%	$6,123,923	11.21%	$6,262,059	10.97%	≥$	4,565,643	8.0%
Tier 1 capital (to risk-weighted assets)	4,291,483	8.42	4,533,763	8.30	4,603,703	8.07		≥ 2,282,822	4.0
Leverage(1)	4,291,483	8.12	4,533,763	8.27	4,603,703	8.09		≥ 2,276,308	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

(Dollars in thousands)	March 31, 2007	December 31, 2007	March 31, 2008	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$4,218,036	$4,449,368	$4,543,850
Tier 2 capital	1,103,054	1,181,796	1,252,860

Total risk-based capital	$5,321,090	$5,631,164	$5,796,710

Risk-weighted assets	$50,527,546	$54,234,495	$56,740,071

Quarterly average assets	$52,300,597	$54,277,811	$56,431,504

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,321,090	10.53%	$5,631,164	10.38%	$5,796,710	10.22%	≥$	4,539,206	8.0%	≥$	5,674,007	10.0%
Tier 1 capital (to risk-weighted assets)	4,218,036	8.35	4,449,368	8.20	4,543,850	8.01		≥ 2,269,603	4.0		≥ 3,404,404	6.0
Leverage(1)	4,218,036	8.07	4,449,368	8.20	4,543,850	8.05		≥ 2,257,260	4.0		≥ 2,821,575	5.0

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

        The decrease in the Tier 1 and Total capital ratios from December 31, 2007 was primarily due to an increase in risk-weighted assets stemming from growth in our loan portfolio. The decrease in our leverage ratios from December 31, 2007 was primarily due to the increase in our quarterly average assets, which was due to growth in our loan portfolio.

        As of March 31, 2008 management believes the capital ratios of Union Bank of California met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

        The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes compared to the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. We reflect a "market view" perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred compared to all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results compared to this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

        Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

        The RAROC measurement methodology recognizes credit expense for expected losses arising compared to credit risk and attributes economic capital related to unexpected losses arising compared to credit, market and operational risks. As a result of the methodology used by the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant.

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

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and our discontinued operations. For further detail on discontinued operations, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended March 31		Increase/(decrease)		As of and for the Three Months Ended March 31		Increase/(decrease)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$227,791	$223,825	$(3,966)	(2)%	$241,629	$266,272	$24,643	10%
Noninterest income (expense)	113,564	120,672	7,108	6	106,584	94,897	(11,687)	(11)

Total revenue	341,355	344,497	3,142	1	348,213	361,169	12,956	4
Noninterest expense (income)	226,551	231,549	4,998	2	162,676	182,045	19,369	12
Credit expense (income)	6,274	6,439	165	3	25,067	37,152	12,085	48

Income (loss) from continuing operations before income taxes	108,530	106,509	(2,021)	(2)	160,470	141,972	(18,498)	(12)
Income tax expense (benefit)	41,513	40,740	(773)	(2)	49,054	38,440	(10,614)	(22)

Income (loss) from continuing operations	67,017	65,769	(1,248)	(2)	111,416	103,532	(7,884)	(7)
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$67,017	$65,769	$(1,248)	(2)	$111,416	$103,532	$(7,884)	(7)

Average balances—Market View (dollars in millions):
Total loans	$16,249	$17,987	$1,738	11	$22,200	$24,739	$2,539	11
Total assets	17,077	18,786	1,709	10	27,116	29,654	2,538	9
Total deposits	18,467	18,398	(69)	0	18,258	18,307	49	0
Financial ratios—Market View
Risk adjusted return on capital(1)	43%	44%			20%	17%
Return on average assets(1)	1.59	1.41			1.67	1.40
Efficiency ratio(2)	66.37	67.19			46.72	50.40

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31		Increase/(decrease)		As of and for the Three Months Ended March 31		As of and for the Three Months Ended March 31		Increase/(decrease)
	2007	2008	Amount	Percent	2007	2008	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(40,134)	$(28,139)	$11,995	30%	$(2,064)	$(2,160)	$427,222	$459,798	$32,576	8%
Noninterest income (expense)	6,451	14,318	7,867	122	(15,741)	(17,269)	210,858	212,618	1,760	1

Total revenue	(33,683)	(13,821)	19,862	59	(17,805)	(19,429)	638,080	672,416	34,336	5
Noninterest expense (income)	31,373	33,686	2,313	7	(9,734)	(10,278)	410,866	437,002	26,136	6
Credit expense (income)	(27,317)	28,434	55,751	204	(24)	(25)	4,000	72,000	68,000	nm

Income (loss) from continuing operations before income taxes	(37,739)	(75,941)	(38,202)	(101)	(8,047)	(9,126)	223,214	163,414	(59,800)	(27)
Income tax expense (benefit)	(12,796)	(21,027)	(8,231)	(64)	(3,078)	(3,491)	74,693	54,662	(20,031)	(27)

Income (loss) from continuing operations	(24,943)	(54,914)	(29,971)	(120)	(4,969)	(5,635)	148,521	108,752	(39,769)	(27)
Income (loss) from discontinued operations, net of income taxes	1,090	(162)	(1,252)	(115)	—	—	1,090	(162)	(1,252)	(115)

Net income (loss)	$(23,853)	$(55,076)	$(31,223)	(131)	$(4,969)	$(5,635)	$149,611	$108,590	$(41,021)	(27)

Average balances—Market View (dollars in millions):
Total loans	$30	$8	$(22)	(73)	$(21)	$(33)	$38,458	$42,701	$4,243	11
Total assets	8,793	8,343	(450)	(5)	(23)	(34)	52,963	56,749	3,786	7
Total deposits	5,193	7,522	2,329	45	(553)	(613)	41,365	43,614	2,249	5
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.14%	0.77%
Efficiency ratio(2)	na	na			na	na	64.02	63.55

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

        During the first quarter of 2008, Retail Banking's net income decreased by 2 percent compared to the same period in 2007. The decrease in net income reflects lower net interest income and higher noninterest expenses, partially offset by higher noninterest income. The decrease in net interest income in 2008 reflects a decrease in noninterest bearing deposits and higher interest bearing deposits.

        Averages assets grew by 10 percent in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily driven by a 13 percent growth in average residential mortgage loans. Additionally, the focus on home equity loans and more effective cross-selling efforts resulted in an overall growth in consumer loans in the first quarter of 2008.

        Average deposits remained flat for the first quarter of 2008 compared to the first quarter of 2007. Retail Banking's strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income for the first quarter of 2008 compared to the first quarter of 2007 increased 6 percent. This increase was primarily due to growth in trust fees, partially offset by a decrease in deposit fees. Noninterest expenses increased 2 percent in the first quarter of 2008 compared to the first quarter of 2007.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

  •
  Retail Banking Branches serves its customers through 330 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 116 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

  •
  Wealth Management provides comprehensive private banking services to our individual wealth market clientele, professional service firms, foundations and endowments. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships. Through 15 existing locations, The Private Bank relationship managers offer all of our available products and services.

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

        During the first quarter of 2008, Wholesale Banking's net income decreased by 7 percent, compared to the first quarter of 2007, due to higher noninterest expense and lower noninterest income, partially offset by higher net interest income.

        In the first quarter of 2008 net interest income increased 10 percent compared to the same period in 2007. The increase in net interest income was primarily due to an 11 percent increase in average loan balances, mainly in the Energy and National divisions, as well as the California middle market. Net interest income was negatively impacted by a decrease in noninterest bearing deposits and an increase in interest bearing deposits.

        Noninterest income decreased by 11 percent in the first quarter of 2008 compared to the first quarter of 2007, primarily due to lower gains on private capital investments and insurance commissions, partially offset by higher merchant banking fees. Noninterest expense was $19.4 million higher in the first quarter of 2008 compared to the first quarter of 2007, mainly due to an $18.7 million goodwill charge related to our insurance brokerage business.

        Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle- market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. Commercial Deposit and Treasury Management Division provides processing services, including services such as Automated Clearing House (ACH), check processing and cash vault services.

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

  •
  the Energy Capital Services Division, which provides corporate financing and project financing to oil and gas companies, as well as power and utility companies, in the U.S. and Canada;

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

  •
  the Capital Markets Division, which provides limited merchant banking and investment banking related products and services to middle-market and large corporate clients in their defined industries and geographic markets;

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

  •
  Insurance Services, which provides products sold through UnionBanc Insurance Services, Inc., the insurance agency subsidiary of UBOC Insurance, Inc. UBOC Insurance, Inc. is a subsidiary of Union Bank of California (see Note 13 to the condensed consolidated financial statements in this Form 10-Q); and

  •
  Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

  Other

        Net loss increased by $31.2 million in the first quarter of 2008 compared to the first quarter of 2007 primarily due to higher credit expenses related to our loan loss provision and higher noninterest expense, partially offset by lower net interest expense and higher noninterest income.

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

        The first quarter of 2008 financial results were impacted by the following factors:

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) decreased $12.0 million to ($28.1) million compared to the first quarter of 2007 primarily due to the changes in transfer pricing rates as market rates decreased;

  •
  credit expense (income) of $28.4 million was due to the difference between the $72 million provision for loan losses calculated under our US GAAP methodology and the $43.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $14.3 million driven by a $14.2 million gain from the partial redemption of Visa Inc. common stock;

  •
  noninterest expense of $33.7 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. Additionally, noninterest expense in the first quarter of 2008 includes an $8.0 million provision for losses on off-balance sheet commitments, compared to a $1.0 million provision in the same period of 2007;

  •
  income tax expense (income) of ($21.0) million resulted from the difference between the $54.7 million or a 33.5 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $75.7 million using the RAROC effective rate; and

  •
  income (loss) from discontinued operations of ($0.2) million.

        The first quarter of 2007 financial results were impacted by the following factors:

  •
  net interest income (expense) of ($40.1) million;

  •
  credit expense (income) of ($27.3) million was due to the difference between the $4.0 million provision for loan losses calculated under our US GAAP methodology and the $31.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $6.5 million;

  •
  noninterest expense of $31.4 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

  •
  income tax expense (income) of ($12.8) million was due to the difference between the $74.7 million or a 33.5 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $87.5 million using the RAROC effective rate; and

  •
  income (loss) from discontinued operations of $1.1 million.

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

        On September 14, 2007, Union Bank of California entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the OCC. The Order supersedes the March 2005 memorandum of understanding described above. The Order imposed a civil money penalty of $10 million and requires Union Bank of California to take actions to improve BSA/AML compliance. On the same day, the U.S. Treasury Department's Financial Crimes Enforcement

Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provides that the $10 million penalty is deemed to be satisfied by Union Bank of California's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, Union Bank of California entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ has agreed to defer prosecution for past violations of BSA/AML that occurred in Union Bank of California's now discontinued international banking business, and to dismiss prosecution completely if Union Bank of California meets the conditions of the Order for one year. Pursuant to the DPA, Union Bank of California also paid $21.6 million in the third quarter of 2007 to the DOJ. We are committed to making all improvements necessary to strengthen Union Bank of California's Bank Secrecy Act compliance program and to achieve compliance with the Order and the DPA.

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

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        For a discussion of the action filed by DataTreasury Corporation, please refer to Item 3 of Part I of our 2007 Form 10-K.

        For information relating to the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) matters, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters," in Item 2 of Part I of this Form 10-Q.

        We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our consolidated financial condition, operating results or liquidity.

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2007 Form 10-K, which is incorporated by reference herein, in addition to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in Item 2 of Part I of this Form 10-Q and the following information.

  The U.S. and global economies have experienced a slowing of economic growth, volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry and for Union Bank of California

        Commencing in 2007 and continuing into 2008, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for Union Bank of California. These developments include a general slowing of economic growth both globally and in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate several times in the first quarter of 2008. These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. In addition, these conditions have rendered it more difficult for financial institutions and others to obtain transparent valuations for various portfolio debt securities, especially in the case of collateralized debt obligations backed by residential mortgage-backed securities or other collateral, including corporate obligations, as well as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in decreases in fair value of portfolio securities of these types. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for Union Bank of California. While it is difficult to predict how long these conditions will exist and which markets and businesses of the Bank may be affected, these factors could continue to present risks for some time for the industry and the Bank.

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building industry, the commercial real estate industry, the communications/media industry, the retail industry, the energy industry and the technology industry. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, particularly in the subprime housing sectors and has lead us to take additional provisions against credit losses in this portfolio as to which we expect an acceleration of charge offs during the rest of 2008 and additional provisions. Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

  Repurchases of Equity Securities

        The following table presents repurchases by us of our equity securities during the first quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs
January 2008	965	$48.66	—	$511,588,179
February 2008	266	$48.20	—	$511,575,358
March 2008	845	$48.97	—	$511,533,981	(2)

Total	2,076	$48.72	—

(1)
All common stock repurchased during January, February and March 2008 were from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)
In the first quarter of 2008, UnionBanCal Corporation used $0.1 million from the $500 million repurchase program announced on April 26, 2006.

Item 6.   Exhibits

No.	Description
10.1	Description of Compensation Arrangement Providing for Annual Discretionary Cash Payment to Expatriate Executive Officers(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
A written description of this compensation arrangement is incorporated by reference to the disclosure made under Item 5.02 of our Current Report on Form 8-K dated February 26, 2008.

(2)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: May 8, 2008	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2008	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2008	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Description of Compensation Arrangement Providing for Annual Discretionary Cash Payment to Expatriate Executive Officers(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
A written description of this compensation arrangement is incorporated by reference to the disclosure made under Item 5.02 of our Current Report on Form 8-K dated February 26, 2008.

(2)
Filed herewith.

QuickLinks

UnionBanCal Corporation and Subsidiaries TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Balance Sheets
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
UnionBanCal Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX