Form 10-Q
period 2008-06-30
UNIONBANCAL CORP
filed 2008-08-07
CIK 1011659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        Number of shares of Common Stock outstanding at July 31, 2008: 138,130,616

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

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

  •
  Our assessment of significant factors and developments that have affected and may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of likely changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies

  •
  Regulatory controls and processes and supervisory, enforcement or other governmental actions currently in effect against us regarding Bank Secrecy Act and anti-money laundering matters, and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Our ability to meet regulatory requirements, including the supervisory, enforcement and governmental actions currently in effect with respect to us

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

  •
  Our assessment of economic conditions and trends and credit cycles

  •
  Net interest income

  •
  The impact of changes in interest rates

  •
  Loan growth rates and portfolio composition

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

  •
  Our strategies and expectations regarding capital levels

  •
  The impact of strategic investments or other acquisitions on our business and benefits of marketing alliances

        There are numerous risks and uncertainties that could and will cause actual results to differ materially compared to those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our stock price, financial condition, and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Item 1A. "Risk Factors" of Part II and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q.

        Readers of this document should not rely unduly on forward-looking information and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed in this report. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition.

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2007	June 30, 2008	Percent Change
Results of operations:
Net interest income(1)	$431,039	$512,887	18.99%
Provision for loan losses	5,000	95,000	nm
Noninterest income	201,661	199,626	(1.01)
Noninterest expense	383,051	419,312	9.47

Income before income taxes(1)	244,649	198,201	(18.99)
Taxable-equivalent adjustment	2,251	2,329	3.47
Income tax expense	76,658	61,574	(19.68)

Income from continuing operations	165,740	134,298	(18.97)
Income (loss) from discontinued operations, net of taxes	(386)	7,047	nm

Net income	$165,354	$141,345	(14.52)

Per common share:
Basic earnings:
From continuing operations	$1.21	$0.98	(19.01)%
Net income	1.20	1.03	(14.17)
Diluted earnings:
From continuing operations	1.19	0.97	(18.49)
Net income	1.19	1.02	(14.29)
Dividends(2)	0.52	0.52	—
Book value (end of period)	33.45	34.11	1.97
Common shares outstanding (end of period)(3)(4)	138,314,564	138,050,671	(0.19)
Weighted average common shares outstanding—basic(3)(4)	137,476,765	137,208,620	(0.20)
Weighted average common shares outstanding—diluted(3)(4)	139,137,955	137,899,057	(0.89)
Balance sheet (end of period):
Total assets(5)	$53,173,833	$60,593,921	13.95%
Total loans	37,743,222	46,041,358	21.99
Nonperforming assets	29,826	224,944	nm
Total deposits	41,980,999	42,604,419	1.49
Medium- and long-term debt	1,835,495	2,809,329	53.06
Stockholders' equity	4,627,147	4,708,790	1.76
Balance sheet (period average):
Total assets	$52,986,633	$59,269,965	11.86%
Total loans	38,839,769	45,494,161	17.13
Earning assets	48,443,233	54,935,058	13.40
Total deposits	42,564,891	43,203,180	1.50
Stockholders' equity	4,588,061	4,616,596	0.62
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.25%	0.91%
Net income	1.25	0.96
Return on average stockholders' equity(7):
From continuing operations	14.49	11.70
Net income	14.46	12.31
Efficiency ratio(8)	60.54	58.14
Net interest margin(1)	3.56	3.74
Dividend payout ratio	42.98	53.06
Tangible equity ratio	7.87	7.22
Tier 1 risk-based capital ratio(5)	8.59	7.96
Total risk-based capital ratio(5)	11.54	10.84
Leverage ratio(5)	8.30	7.95
Allowance for loan losses to:(9)
Total loans	0.89	1.14
Nonaccrual loans	1,170.08	243.59
Allowance for credit losses to:(10)
Total loans	1.11	1.37
Nonaccrual loans	1,456.97	291.42
Net loans charged off to average total loans(7)	0.02	0.28
Nonperforming assets to total loans and foreclosed assets	0.08	0.49
Nonperforming assets to total assets(5)	0.06	0.37

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

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights (Continued)
(Unaudited)

	As of and for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2007	June 30, 2008	Percent Change
Results of operations:
Net interest income(1)	$861,583	$975,991	13.28%
Provision for loan losses	9,000	167,000	nm
Noninterest income	392,403	395,022	0.67
Noninterest expense	775,670	822,518	6.04

Income before income taxes(1)	469,316	381,495	(18.71)
Taxable-equivalent adjustment	4,366	4,855	11.20
Income tax expense	151,063	119,944	(20.60)

Income from continuing operations	313,887	256,696	(18.22)
Income (loss) from discontinued operations, net of taxes	1,078	(6,761)	nm

Net income	$314,965	$249,935	(20.65)

Per common share:
Basic earnings:
From continuing operations	$2.28	$1.87	(17.98)%
Net income	2.29	1.82	(20.52)
Diluted earnings:
From continuing operations	2.25	1.86	(17.33)
Net income	2.26	1.82	(19.47)
Dividends(2)	0.99	1.04	5.05
Book value (end of period)	33.45	34.11	1.97
Common shares outstanding (end of period)(3)(4)	138,314,564	138,050,671	(0.19)
Weighted average common shares outstanding—basic(3)(4)	137,708,257	137,107,161	(0.44)
Weighted average common shares outstanding—diluted(3)(4)	139,360,012	137,674,584	(1.21)
Balance sheet (end of period):
Total assets(5)	$53,173,833	$60,593,921	13.95%
Total loans	37,743,222	46,041,358	21.99
Nonperforming assets	29,826	224,944	nm
Total deposits	41,980,999	42,604,419	1.49
Medium- and long-term debt	1,835,495	2,809,329	53.06
Stockholders' equity	4,627,147	4,708,790	1.76
Balance sheet (period average):
Total assets	$52,913,455	$57,951,110	9.52%
Total loans	38,649,947	44,097,805	14.10
Earning assets	48,399,330	53,561,569	10.67
Total deposits	41,968,353	43,408,469	3.43
Stockholders' equity	4,549,348	4,667,429	2.60
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.20%	0.89%
Net income	1.20	0.87
Return on average stockholders' equity(7):
From continuing operations	13.91	11.06
Net income	13.96	10.77
Efficiency ratio(8)	61.78	59.03
Net interest margin(1)	3.56	3.65
Dividend payout ratio	43.42	55.61
Tangible equity ratio	7.87	7.22
Tier 1 risk-based capital ratio(5)	8.59	7.96
Total risk-based capital ratio(5)	11.54	10.84
Leverage ratio(5)	8.30	7.95
Allowance for loan losses to(9):
Total loans	0.89	1.14
Nonaccrual loans	1,170.08	243.59
Allowance for credit losses to(10):
Total loans	1.11	1.37
Nonaccrual loans	1,456.97	291.42
Net loans charged off to average total loans(7)	0.02	0.20
Nonperforming assets to total loans and foreclosed assets	0.08	0.49
Nonperforming assets to total assets(5)	0.06	0.37

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

nm = not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share data)
	2007	2008	2007	2008
Interest Income
Loans	$616,558	$615,656	$1,218,491	$1,247,242
Securities	109,417	97,938	217,406	203,578
Interest bearing deposits in banks	1,295	228	2,404	356
Federal funds sold and securities purchased under resale agreements	7,809	1,093	18,961	3,786
Trading account assets	1,417	1,042	3,004	3,501

Total interest income	736,496	715,957	1,460,266	1,458,463

Interest Expense
Deposits	246,071	144,509	468,226	365,169
Federal funds purchased and securities sold under repurchase agreements	10,312	13,057	24,031	28,772
Commercial paper	17,429	8,279	39,693	18,071
Medium and long-term debt	28,973	19,692	48,668	39,149
Trust notes	238	238	476	476
Other borrowed funds	4,685	19,624	21,955	35,690

Total interest expense	307,708	205,399	603,049	487,327

Net Interest Income	428,788	510,558	857,217	971,136
Provision for loan losses	5,000	95,000	9,000	167,000

Net interest income after provision for loan losses	423,788	415,558	848,217	804,136

Noninterest Income
Service charges on deposit accounts	77,218	77,706	152,163	152,442
Trust and investment management fees	39,656	43,802	76,516	87,190
Trading account activities	13,838	16,687	28,678	27,699
Merchant banking fees	8,809	11,085	17,886	22,878
Brokerage commissions and fees	9,533	10,635	19,193	20,494
Card processing fees, net	7,824	8,167	14,951	15,931
Securities gains (losses), net	230	—	1,450	(2)
Other	44,553	31,544	81,566	68,390

Total noninterest income	201,661	199,626	392,403	395,022

Noninterest Expense
Salaries and employee benefits	231,939	243,299	469,363	484,969
Net occupancy	33,718	38,232	67,385	74,434
Outside services	17,150	20,295	35,119	37,304
Professional services	11,144	15,931	27,494	30,528
Equipment	15,804	15,141	31,814	30,488
Software	13,959	14,409	27,273	29,204
Communications	8,278	9,111	17,413	18,486
Foreclosed asset expense	9	83	18	172
Provision for losses on off-balance sheet commitments	—	5,000	1,000	13,000
Other	51,050	57,811	98,791	103,933

Total noninterest expense	383,051	419,312	775,670	822,518

Income from continuing operations before income taxes	242,398	195,872	464,950	376,640
Income tax expense	76,658	61,574	151,063	119,944

Income from Continuing Operations	165,740	134,298	313,887	256,696

Income (loss) from discontinued operations before income taxes	(545)	3,068	1,882	(14,517)
Income tax expense (benefit)	(159)	(3,979)	804	(7,756)

Income (Loss) from Discontinued Operations	(386)	7,047	1,078	(6,761)

Net Income	$165,354	$141,345	$314,965	$249,935

Income from continuing operations per common share—basic	$1.21	$0.98	$2.28	$1.87

Net Income per common share—basic	$1.20	$1.03	$2.29	$1.82

Income from continuing operations per common share—diluted	$1.19	$0.97	$2.25	$1.86

Net Income per common share—diluted	$1.19	$1.02	$2.26	$1.82

Weighted average common shares outstanding—basic	137,477	137,209	137,708	137,107

Weighted average common shares outstanding—diluted	139,138	137,899	139,360	137,675

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in thousands)	(Unaudited) June 30, 2007	December 31, 2007	(Unaudited) June 30, 2008
Assets
Cash and due from banks	$1,863,479	$2,106,927	$1,800,313
Interest bearing deposits in banks	100,800	104,528	65,788
Federal funds sold and securities purchased under resale agreements	1,400,875	310,178	172,345

Total cash and cash equivalents	3,365,154	2,521,633	2,038,446
Trading account assets	307,012	603,333	1,136,416
Securities available for sale:
Securities pledged as collateral	112,974	685,123	1,079,491
Held in portfolio	8,742,728	7,770,037	7,396,824
Loans (net of allowance for loan losses: June 30, 2007, $335,952; December 31, 2007, $402,726; June 30, 2008, $526,401)	37,407,270	40,801,462	45,514,957
Due from customers on acceptances	18,969	16,482	21,272
Premises and equipment, net	482,702	486,034	480,366
Intangible assets	8,708	6,458	5,117
Goodwill	360,058	355,287	355,287
Other assets	2,236,037	2,358,915	2,559,694
Assets of discontinued operations to be disposed or sold	132,221	122,984	6,051

Total assets	$53,173,833	$55,727,748	$60,593,921

Liabilities
Noninterest bearing	$14,938,229	$13,802,640	$13,440,290
Interest bearing	27,042,770	28,877,551	29,164,129

Total deposits	41,980,999	42,680,191	42,604,419
Federal funds purchased and securities sold under repurchase agreements	1,281,162	1,631,602	2,296,587
Commercial paper	1,167,437	1,266,656	1,397,159
Other borrowed funds	606,572	1,875,619	4,719,809
Trading account liabilities	188,437	351,057	892,240
Acceptances outstanding	18,969	16,482	21,272
Other liabilities	1,318,212	1,108,585	1,012,403
Medium- and long-term debt	1,835,495	1,913,622	2,809,329
Junior subordinated debt payable to subsidiary grantor trust	14,659	14,432	14,206
Liabilities of discontinued operations to be extinguished or assumed	134,744	131,521	117,707

Total liabilities	48,546,686	50,989,767	55,885,131

Commitments, contingencies and guarantees—See Note 13
Stockholders' Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of June 30, 2007, December 31, 2007 and June 30, 2008	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 157,060,102 shares as of June 30, 2007, 157,559,521 shares as of December 31, 2007 and 157,811,268 shares as of June 30, 2008	157,060	157,559	157,811
Additional paid-in capital	1,127,607	1,153,737	1,182,978
Treasury stock—18,745,538 shares as of June 30, 2007, 19,723,453 shares as of December 31, 2007 and 19,760,597 shares as of June 30, 2008	(1,151,985)	(1,202,584)	(1,204,469)
Retained earnings	4,763,031	4,912,392	5,018,601
Accumulated other comprehensive loss	(268,566)	(283,123)	(446,131)

Total stockholders' equity	4,627,147	4,737,981	4,708,790

Total liabilities and stockholders' equity	$53,173,833	$55,727,748	$60,593,921

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders' equity
BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income
Net income—For the six months
ended June 30, 2007					314,965		314,965
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on
cash flow hedges						2,383	2,383
Net change in unrealized losses on
securities available for sale						(18,856)	(18,856)
Foreign currency translation adjustment						303	303
Net change in pension and other benefits						6,978	6,978

Total comprehensive income							305,773
FIN No. 48 adjustment(1)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(2)					(20,803)		(20,803)
Stock options exercised	577,828	578	23,150				23,728
Restricted stock granted, net of forfeitures	17,005	17	(17)				—
Performance share units vested	5,212	5	(5)				—
Excess tax benefit—stock-based compensation			3,970				3,970
Compensation expense—stock options			7,460				7,460
Compensation expense—restricted stock			7,318				7,318
Compensation expense—restricted stock units, performance share units and other share-based compensation			2,082				2,082
Common stock repurchased(3)				(87,379)			(87,379)
Dividends declared on common stock,
$0.99 per share(4)					(137,103)		(137,103)

Net change		600	43,958	(87,379)	107,759	(9,192)	55,746

BALANCE JUNE 30, 2007	157,060,102	$157,060	$1,127,607	$(1,151,985)	$4,763,031	$(268,566)	$4,627,147

BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income
Net income—For the six months
ended June 30, 2008					249,935		249,935
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						14,251	14,251
Net change in unrealized losses on securities available for sale						(181,747)	(181,747)
Foreign currency translation adjustment						(217)	(217)
Net change in pension and other benefits						4,705	4,705

Total comprehensive income							86,927
EITF 06-4 adjustment(5)					(236)		(236)
EITF 06-11 adjustment(6)			162				162
Stock options exercised	249,163	249	9,842				10,091
Restricted stock granted, net of forfeitures	2,584	3	(3)				—
Excess tax benefit—stock-based compensation			190				190
Compensation expense—stock options			6,781				6,781
Compensation expense—restricted stock			8,733				8,733
Compensation expense—restricted stock units, performance share units and other share-based compensation			3,536				3,536
Common stock repurchased(3)				(1,885)			(1,885)
Dividends declared on common stock, $1.04 per share(4)					(143,490)		(143,490)

Net change		252	29,241	(1,885)	106,209	(163,008)	(29,191)

BALANCE JUNE 30, 2008	157,811,268	$157,811	$1,182,978	$(1,204,469)	$5,018,601	$(446,131)	$4,708,790

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

(5)
See Note 2 to these condensed consolidated financial statements for a description of the adoption of EITF No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."

(6)
See Note 2 to these condensed consolidated financial statements for a description of the adoption of EITF No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards."

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008
Cash Flows from Operating Activities:
Net income	$314,965	$249,935
Income (loss) from discontinued operations, net of taxes	1,078	(6,761)

Income from continuing operations, net of taxes	313,887	256,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,000	167,000
Provision for losses on off-balance sheet commitments	1,000	13,000
Depreciation, amortization and accretion	56,573	56,405
Stock-based compensation—stock options and other share-based compensation	16,860	19,050
Provision for deferred income taxes	18,496	60,065
(Gains) losses on sales of securities available for sale, net	(1,450)	2
Net increase in prepaid expenses	(45,364)	(7,243)
Net decrease in accrued expenses	(34,074)	(250,868)
Net (increase) decrease in trading account assets	69,309	(533,083)
Net increase (decrease) in trading account liabilities	(69,699)	541,183
Net increase in fees and other receivables	(98,374)	(14,961)
Net increase in other liabilities	130,648	185,301
Net increase in other assets	(75,477)	(159,142)
Loans originated for resale	(263,982)	(382,759)
Net proceeds from sale of loans originated for resale	311,166	258,831
Excess tax benefit—stock-based compensation	(3,970)	(190)
Other, net	(13,134)	6,588
Discontinued operations, net	12,048	84,721

Total adjustments	19,576	43,900

Net cash provided by operating activities	333,463	300,596

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	296,375	10,300
Proceeds from matured and called securities available for sale	775,608	807,237
Purchases of securities available for sale	(1,200,525)	(1,132,494)
Purchases of premises and equipment, net	(43,476)	(43,141)
Net increase in loans	(1,137,454)	(4,767,468)
Other, net	21	(32)
Discontinued operations, net	960	3,732

Net cash used in investing activities	(1,308,491)	(5,121,866)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	130,317	(75,772)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	197,235	664,985
Net increase (decrease) in commercial paper and other borrowed funds	(315,617)	2,974,693
Proceeds from issuance of medium- and long-term debt	749,250	901,000
Repayment of medium-term debt	(200,000)	—
Common stock repurchased	(87,379)	(1,885)
Payments of cash dividends	(131,049)	(143,462)
Stock options exercised	27,698	10,281
Other, net	1,053	(217)
Discontinued operations, net	(12,993)	7,905

Net cash provided by financing activities	358,515	4,337,528

Net increase (decrease) in cash and cash equivalents	(616,513)	(483,742)
Cash and cash equivalents at beginning of period	3,981,435	2,521,633
Effect of exchange rate changes on cash and cash equivalents	232	555

Cash and cash equivalents at end of period	$3,365,154	$2,038,446

Cash Paid During the Period For:
Interest	$655,072	$506,653
Income taxes, net	144,903	147,689
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO)	$1,114	$8,612

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

        The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 65 percent of the Company's outstanding common stock at June 30, 2008.

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy ranks the quality and reliability of information used to determine fair values with the highest priority given to quoted prices in active markets and the lowest priority given to model values that include inputs based on unobservable data. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement was effective January 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement 157" which allows companies to delay for one year the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The Company has elected to delay the effective date of the Statement for its nonfinancial assets and liabilities, including goodwill and intangible assets. Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities measured and reported at fair value. At adoption, there was no impact on the Company's

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

financial position or results of operations. For detailed information on the Company's fair value measurements, see Note 9 to these condensed consolidated financial statements.

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

  The Hierarchy of Generally Accepted Accounting Principles

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The Statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management believes that the adoption of SFAS No. 162 will not have an impact on the Company's financial position or results of operations.

  Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." The FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share (EPS). Under the FSP, the Company's unvested restricted stock shares are considered participating securities and will be included in the computation of EPS upon adoption of the FSP. The FSP is effective January 1, 2009 and retrospective application is required. Management believes that adopting this FSP will not have a material impact on the Company's EPS.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations

        The Company's discontinued operations consist of three separate businesses: international correspondent banking, retirement recordkeeping services and insurance brokerage services. In 2005, the Bank sold its international correspondent banking business (ICBB) to Wachovia Bank, N.A. for $245.0 million, and a subsequent $4.0 million purchase price adjustment in 2006. This business consisted of international payment and trade processing along with related lending activities. As of March 31, 2007, substantially all of the assets and liabilities related to this discontinued operation were liquidated.

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) in the third quarter of 2007 and paid $21.6 million to the DOJ. For additional information, refer to Note 13 to these condensed consolidated financial statements.

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

        In June 2008, the Company sold its insurance brokerage business (IBB) subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. The Company recorded a pre-tax gain of $9.8 million, net of $1.6 million in transaction costs, and an elimination of intangible assets consisting of goodwill of $74.7 million and other intangibles of $11.0 million. The IBB was previously included in the Wholesale Banking reportable business segment.

        These transactions have been accounted for as discontinued operations. All prior period financial statements have been restated to reflect this accounting treatment. The assets and liabilities of the discontinued operations have been separately identified on the condensed consolidated balance sheet and the assets are shown as "held for sale" at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. Interest expense (income) was attributed to discontinued operations based on average net assets (liabilities).

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

  Retirement Recordkeeping Business Discontinued Operations

        At June 30 and December 31, 2007 and June 30, 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008
Assets
Premises and equipment	$1,424	$1,086	$58
Intangible assets	2,049	—	—
Other assets	7,091	6,518	5,993

Assets of discontinued operationsto be disposed or sold	$10,564	$7,604	$6,051

Liabilities
Noninterest bearing deposits	$4	$—	$—
Interest bearing deposits	109,303	98,516	106,426
Other liabilities	279	9,483	11,205

Liabilities of discontinued operations to be extinguished or assumed	$109,586	$107,999	$117,631

        The $10.9 million increase in other liabilities from June 30, 2007 to June 30, 2008 was mainly due to severance accruals recorded in December 2007.

        The components of income from the RRB discontinued operations for the three and six months ended June 30, 2007 and 2008 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Net interest income	$1,307	$477	$2,597	$1,314
Noninterest income	11,929	6,527	23,629	17,528
Noninterest expense	10,996	10,111	22,221	22,180

Income (loss) from discontinued operations before income taxes	2,240	(3,107)	4,005	(3,338)
Income tax expense (benefit)	866	(1,095)	1,541	(1,164)

Income (loss) from discontinued operations	$1,374	$(2,012)	$2,464	$(2,174)

        The RRB's net interest income for the three months ended June 30, 2007 and 2008 included the allocation of interest income (based on its average net liabilities) of $1.4 million and $0.6 million, respectively, and $2.8 million and $1.5 million for the six months ended June 30, 2007 and 2008, respectively. Noninterest income for the three months ended June 30, 2007 and 2008 included trust fees of $11.9 million and $3.1 million, respectively, and $23.6 million and $6.4 million for the six months ended June 30, 2007 and 2008, respectively. Noninterest income for the three and six months ended June 30, 2008 also included $4.1 million and $11.8 million, respectively, in servicing revenues from Prudential. The migration of all

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

customers onto Prudential's accounting systems was completed in June 2008. As such, future servicing revenues from Prudential are expected to be minimal. For the three months ended June 30, 2007 and 2008, noninterest expense included salaries and benefits expense of $6.4 million and $4.7 million, respectively, and $13.1 million and $11.3 million for the six months ended June 30, 2007 and 2008, respectively.

Insurance Brokerage Business Discontinued Operations

        At June 30 and December 31, 2007 and June 30, 2008, the assets and liabilities identified as the IBB discontinued operations consisted of the following:

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008
Assets
Cash and due from banks	$3	$3	$—
Securities available for sale	13	11	—
Premises and equipment	4,593	4,163	—
Intangible assets	13,687	12,110	—
Goodwill	93,431	93,431	—
Other assets	9,931	5,662	—

Assets of discontinued operations to be disposed or sold	$121,658	$115,380	$—

Liabilities
Other borrowed funds	$225	$4	$—
Other liabilities	24,933	23,518	77

Liabilities of discontinued operations to be extinguished or assumed	$25,158	$23,522	$77

        The components of income from the IBB discontinued operations for the three and six months ended June 30, 2007 and 2008 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Net interest expense	$(1,222)	$(213)	$(2,429)	$(993)
Noninterest income	16,255	18,369	36,371	35,591
Noninterest expense	17,818	11,981	36,065	45,777

Income (loss) from discontinued operations before income taxes	(2,785)	6,175	(2,123)	(11,179)
Income tax benefit	(1,025)	(2,885)	(737)	(6,592)

Income (loss) from discontinued operations	$(1,760)	$9,060	$(1,386)	$(4,587)

        The IBB's net interest expense for the three and six months ended June 30, 2007 and 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the three months ended June 30, 2007 and 2008 included insurance commissions of $16.2 million and

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

$8.4 million, respectively, and $36.3 million and $25.7 million, for the six months ended June 30, 2007 and 2008, respectively. Noninterest income for the three and six months ended June 30, 2008 also included the $9.8 million pre-tax gain from the sale of IBB. Noninterest expense for the three months ended June 30, 2007 and 2008 included salaries and benefits expense of $13.1 million and $9.0 million, respectively, and $27.5 million and $20.7 million, for the six months ended June 30, 2007 and 2008, respectively. For the six months ended June 30, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when the Company determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

Note 4—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees (costs) of ($13) million, ($15) million and ($10) million, at June 30, 2007, December 31, 2007 and June 30, 2008, respectively, is as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008
Commercial, financial and industrial	$13,052,803	$14,563,477	$16,602,393
Construction	2,303,089	2,406,729	2,622,740
Mortgage:
Residential	12,936,691	13,827,241	14,852,058
Commercial	6,292,157	7,021,299	7,912,592

Total mortgage	19,228,848	20,848,540	22,764,650
Consumer:
Installment	1,230,021	1,327,348	1,957,379
Revolving lines of credit	1,335,117	1,334,132	1,295,047

Total consumer	2,565,138	2,661,480	3,252,426
Lease financing	581,297	654,467	640,612

Total loans held to maturity	37,731,175	41,134,693	45,882,821
Total loans held for sale	12,047	69,495	158,537

Total loans	37,743,222	41,204,188	46,041,358
Allowance for loan losses	335,952	402,726	526,401

Loans, net	$37,407,270	$40,801,462	$45,514,957

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Allowance for loan losses, beginning of period	$332,679	$462,943	$331,077	$402,726
Loans charged off	(4,146)	(33,444)	(8,565)	(46,545)
Recoveries of loans previously charged off	2,067	1,836	4,050	3,411

Total net loans charged off	(2,079)	(31,608)	(4,515)	(43,134)
Provision for loan losses	5,000	95,000	9,000	167,000
Foreign translation adjustment and other net additions	352	66	390	(191)

Allowance for loan losses, end of period	$335,952	$526,401	$335,952	$526,401
Allowance for losses on off-balance sheet commitments	82,374	103,374	82,374	103,374

Allowances for credit losses, end of period	$418,326	$629,775	$418,326	$629,775

        Nonaccrual loans totaled $28.7 million and $216.1 million at June 30, 2007 and 2008, respectively. There were no troubled debt restructured loans at June 30, 2007 and $1.5 million at June 30, 2008. Loans 90 days past due and still accruing totaled $9.7 million and $51.2 million at June 30, 2007 and 2008, respectively.

Note 5—Goodwill and Intangible Assets

  Goodwill

        The carrying amount of goodwill at June 30, 2007 and 2008 was $360.1 million and $355.3 million, respectively. There were no changes in the carrying amount of goodwill, which is reported on a continuing operating basis, during the six months ended June 30, 2007 and 2008.

        As a result of softening in the insurance market and declining fair value, the Company performed a goodwill impairment test as of March 31, 2008 on its insurance brokerage business, which was sold in June 2008. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," the Company determined that the value of the net assets was greater than the fair value of the insurance brokerage business, which was based on indicative prices for insurance agencies. Consequently, the Company recorded an $18.7 million goodwill impairment charge, which is included in discontinued operations in the first quarter of 2008. As part of the sale in June 2008, the Company eliminated its related goodwill balances. For additional information on the Company's sale of its insurance brokerage business, see Note 3 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Goodwill and Intangible Assets (Continued)

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets, which consist of core deposit intangibles, and accumulated amortization on a continuing operations basis at June 30, 2007 and 2008. The identifiable intangible assets related to the discontinued operations of the retirement recordkeeping business and the insurance brokerage business have been excluded from this table.

	June 30, 2007			June 30, 2008
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$51,698	$(42,990)	$8,708	$43,114	$(37,997)	$5,117

        Total amortization expense for the three months ended June 30, 2007 and 2008 was $1.1 million and $0.7 million, respectively. Total amortization expense for the six months ended June 30, 2007 and 2008 was $2.3 million and $1.3 million, respectively.

        The table below reflects the Company's expected identifiable intangible amortization expense, after June 30, 2008, on a continuing operations basis.

(Dollars in thousands)	Core Deposit Intangibles
Estimated amortization expense for the years ending:
Remaining 2008	$1,340
2009	1,571
2010	800
2011	443
2012	336
2013	240
thereafter	387

Total amortization expense after June 30, 2008	$5,117

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2008.

	Pension Benefits		Other Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Components of net periodic benefit cost
Service cost	$12,931	$12,521	$2,108	$1,939
Interest cost	18,080	19,329	2,895	2,700
Expected return on plan assets	(31,594)	(33,413)	(3,486)	(3,376)
Amortization of prior service cost	64	—	(24)	(23)
Amortization of transition amount	—	—	509	510
Recognized net actuarial loss	4,498	2,328	1,204	603

Total net periodic benefit cost	$3,979	$765	$3,206	$2,353

	Pension Benefits		Other Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Components of net periodic benefit cost
Service cost	$25,117	$25,568	$4,166	$4,037
Interest cost	35,596	38,823	5,682	5,642
Expected return on plan assets	(63,173)	(66,822)	(6,956)	(6,739)
Amortization of prior service cost	128	—	(48)	(48)
Amortization of transition amount	—	—	1,018	1,018
Recognized net actuarial loss	8,004	4,966	2,198	1,681

Total net periodic benefit cost	$5,672	$2,535	$6,060	$5,591

        For further discussion of the Company's employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company's 2007 Form 10-K.

Note 7—Medium- and Long-Term Debt

        In the second quarter of 2008, the Bank began borrowing from the Federal Home Loan Bank (FHLB) on a medium-term basis. These FHLB advances are secured by certain of the Bank's assets and bear a floating interest rate tied to 1-to 3-month LIBOR plus or minus a spread, with reset dates every 90 days. At June 30, 2008, the Bank's outstanding borrowings from the FHLB were $901.0 million with a weighted average interest rate of 2.75 percent and a weighted average remaining maturity of 18 months.

Note 8—Management Stock Plans

        The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan,

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Management Stock Plans (Continued)

restated effective June 1, 1997 (the 1997 Stock Plan), have 27.0 million and 6.6 million shares, respectively, of the Company's common stock authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards. For further discussion of the Company's stock plans, see Item 5 of Part II of this Form 10-Q and Note 16 to the Consolidated Financial Statements in the Company's 2007 Form 10-K.

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

        Under the 2000 Stock Plan, the Company grants stock options and restricted stock. Additionally, under this plan, the Company issues shares of common stock upon the vesting and settlement of performance shares settled in common stock and restricted stock units, as well as upon the settlement of stock units. Under the 1997 Stock Plan, the Company issues shares of common stock upon exercise of outstanding stock options. The Company issues new shares of common stock for all awards under the stock plans. A total of 7,180,329 shares were available for future grants under the 2000 Stock Plan at June 30, 2008. These available shares have taken into account the outstanding number of shares of stock options and restricted stock, as well as the maximum number of shares that may be issued upon the vesting and settlement of outstanding performance shares settled in common stock and restricted stock units, and upon the settlement of outstanding stock units. The remaining shares under the 1997 Stock Plan are not available for future grants.

  Stock Options

        The following table summarizes stock option transactions under the stock plans for the six months ended June 30, 2008.

	For the Six Months Ended June 30, 2008
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of the period(1)	9,673,146	$51.14
Granted	801,800	51.32
Exercised	(249,163)	40.50
Forfeited	(73,809)	59.82

Options outstanding, end of the period(1)	10,151,974	$51.36	4.62	$9,854

Options exercisable, end of the period	7,019,223	$49.61	3.90	$9,854

(1)
Options not expected to vest are included in options outstanding. Amounts are not material.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Management Stock Plans (Continued)

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

For the Six Months Ended June 30, 2008
Weighted-average fair value—per share	$7.23
Risk-free interest rate	2.2 - 3.3%
Expected volatility	22.2 - 24.5%
Weighted-average expected volatility	24.2%
Expected term (in years)	3.9 - 4.4
Expected dividend yield	4.4 - 4.8%
Weighted-average expected dividend yield	4.4%

        The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $12.4 million and $2.6 million, respectively, with a corresponding tax benefit of $4.4 million and $1.0 million, respectively. The total fair value of options vested during the six months ended June 30, 2007 and 2008 was $19.2 million and $9.6 million, respectively.

        The Company recognized $7.5 million and $6.8 million of compensation cost for share-based payment arrangements related to stock option awards with a $2.8 million and $2.6 million corresponding tax benefit during the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards was $16.3 million and the weighted-average period over which the cost is expected to be recognized was 1.1 years.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Management Stock Plans (Continued)

        The following is a summary of the Company's nonvested restricted stock awards as of June 30, 2008 and changes during the six months ended June 30, 2008.

	For the Six Months Ended June 30, 2008
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	881,117	$59.00
Granted	29,202	50.84
Vested	(109,416)	62.96
Forfeited	(26,618)	58.42

Nonvested restricted awards, end of the period	774,285	$58.16

        The total fair value of the restricted stock awards vested during the six months ended June 30, 2007 and 2008, was $6.4 million, and $6.9 million, respectively, with a corresponding tax benefit of $2.2 million and $2.0 million, respectively.

        The Company recognized $7.3 million and $8.7 million of compensation cost for share-based payment arrangements related to restricted stock awards with a $2.8 million and $3.4 million corresponding tax benefit during the six months ended June 30, 2007 and 2008, respectively. At June 30, 2008, the total unrecognized compensation cost related to nonvested restricted awards was $32.2 million and the weighted-average period over which it is expected to be recognized was 1.4 years.

  Restricted Stock Units and Stock Units

        Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. The grant date fair value of awards is equal to the closing price on date of grant. There were no restricted stock units granted or forfeited during the six months ended June 30, 2008. The total fair value of the restricted stock units that vested during the six months ended June 30, 2008 was less than $0.1 million. The Company recognized $0.4 million and $0.7 million of compensation cost with a corresponding $0.2 million and $0.3 million tax benefit related to these grants during the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, the total unrecognized compensation cost related to restricted stock units was $0.4 million and the weighted-average period over which it is expected to be recognized was 1 year.

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

(Unaudited)

Note 8—Management Stock Plans (Continued)

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

  Performance Share Plan

        Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants may earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares are linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally receive grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that can be granted under the plan to 2.6 million shares. Beginning in 2006, the Committee determined that performance share awards granted were to be redeemed in shares. The following is a summary of shares granted and available for future grants under the Performance Share Plan.

For the Six Months Ended June 30, 2008
Performance shares:
Granted	91,750
Available for future grant, end of period	1,971,469

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

	For the Six Months Ended June 30,
(Dollars in millions)
	2007	2008
Performance shares granted	—	—
Performance shares forfeited	—	—
Fair value of performance shares that vested	$7.2	$—
Cash payments made for performance shares that vested	$7.2	$5.7
Fair value of performance shares that vested and deferred	$—	$—
Performance shares compensation expense	$0.8	$—
Tax benefit related to compensation expense	$0.3	$—
Liability for cash settlement of performance shares, end of the period	$5.3	$—

        The compensation cost related to these grants that are redeemable in cash was fully recognized as of June 30, 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Management Stock Plans (Continued)

  Performance Shares—Redeemable in Shares

        The following is a summary of performance shares that are redeemable in shares under the Performance Share Plan.

	For the Six Months Ended June 30,
(Dollars in millions, except per share)
	2007	2008
Performance shares granted	68,677	91,750
Weighted average grant date fair value—per share	$63.42	$51.42
Performance shares forfeited	—	—
Fair value of performance shares that vested during the period	$0.3	$—
Performance shares compensation expense	$1.6	$2.8
Tax benefit related to compensation expense	$0.6	$1.1

        As of June 30, 2008, the total unrecognized compensation cost related to grants that are redeemable in shares was $6.4 million and the weighted-average period over which it is expected to be recognized was 1 year. The Company issues new shares under the 2000 Stock Plan upon vesting and settlement of these grants that are redeemable in shares.

Note 9—Fair Value of Financial Instruments

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

(Unaudited)

Note 9—Fair Value of Financial Instruments (Continued)

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

(Unaudited)

Note 9—Fair Value of Financial Instruments (Continued)

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

  Private Equity Investments:    Private equity investments are recorded at cost and evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. The fair value of the investments is estimated quarterly based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity investments are classified as Level 3.

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

(Unaudited)

Note 9—Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following table presents financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy.

	June 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$34,937	$1,122,265	$—	$(20,786)	$1,136,416
Securities available for sale	845,467	6,112,509	1,518,339	—	8,476,315
Other assets(2)	—	163,065	—	(51,178)	111,887

Total assets	$880,404	$7,397,839	$1,518,339	$(71,964)	$9,724,618

Liabilities
Trading account liabilities	$1,560	$962,644	$—	$(71,964)	$892,240
Medium- and long-term debt	—	1,161,288	—	—	1,161,288

Total liabilities	$1,560	$2,123,932	$—	$(71,964)	$2,053,528

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)
Other assets include nontrading derivative assets.

        The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months and six months ended June 30, 2008. Level 3 available for sale securities include CLOs. The CLOs were valued using broker quotes that are derived from pricing models whose assumptions are based on observable inputs adjusted for unobservable liquidity spreads.

(Dollars in thousands)	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Balance, beginning of period	$1,497,916	$1,769,880
Total gains/(losses) (realized/unrealized):
Included in income before taxes	61	122
Included in other comprehensive income	20,362	(251,663)
Purchases, issuances and settlements	—	—
Transfers in/out Level 3	—	—

Balance, end of period	$1,518,339	$1,518,339

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at June 30, 2008	$29	$58

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Fair Value of Financial Instruments (Continued)

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the three month period ended June 30, 2008.

	June 30, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Losses for the Three Months Ended June 30, 2008	Losses for the Six Months Ended June 30, 2008
Loans	$33,465	$—	$3,943	$29,522	$(7,405)	$(7,457)
Other assets	—	—	—	—	(561)	(561)

Total	$33,465	$—	$3,943	$29,522	$(7,966)	$(8,018)

        Loans include loans held for sale and loans impaired under SFAS No. 114 that are valued based on the fair value of the underlying collateral. Loans held for sale include residential mortgage loans measured at the lower of cost or fair value. The fair value of the fixed-rate residential mortgage loans was determined using the whole loan forward prices obtained from government sponsored enterprises. The fair value of SFAS No. 114 loans was determined based on appraised values of the underlying collateral adjusted for management's judgment. Other assets include private equity investments that were written down to fair value during the period as a result of an impairment. The fair value of private equity investments was estimated based on the company's current and projected financial performance.

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At June 30, 2008, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.4 years.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the second quarter of 2008, the Company recognized a net loss of $44 thousand due to ineffectiveness, which is recognized in other noninterest expense, compared to a net gain of $1 thousand in the second quarter of 2007.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

Note 11—Earnings Per Share (EPS)

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Earnings Per Share (EPS) (Continued)

        The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
(Amounts in thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$165,740	$165,740	$134,298	$134,298	$313,887	$313,887	$256,696	$256,696
Income (loss) from discontinued operations	(386)	(386)	7,047	7,047	1,078	1,078	(6,761)	(6,761)

Net income	$165,354	$165,354	$141,345	$141,345	$314,965	$314,965	$249,935	$249,935

Weighted average common shares outstanding	137,477	137,477	137,209	137,209	137,708	137,708	137,107	137,107
Additional shares due to:
Assumed conversion of dilutive share-based compensation	—	1,661	—	690	—	1,652	—	568

Adjusted weighted average common shares outstanding	137,477	139,138	137,209	137,899	137,708	139,360	137,107	137,675

Income from continuing operations per share	$1.21	$1.19	$0.98	$0.97	$2.28	$2.25	$1.87	$1.86
Income (loss) from discontinued operations per share	(0.01)	—	0.05	0.05	0.01	0.01	(0.05)	(0.04)

Net income per share	$1.20	$1.19	$1.03	$1.02	$2.29	$2.26	$1.82	$1.82

        The following table provides the number of options and the corresponding exercise prices for those options that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 2008 because they were antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Options outstanding	1,817,495	6,889,317	1,817,495	6,956,967
Exercise price of options	$62.19 - $71.23	$50.35 - $71.23	$62.19 - $71.23	$48.51 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Earnings Per Share (EPS) (Continued)

Note 12—Accumulated Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2007:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(14,406)	$5,510	$(8,896)
Less: Reclassification adjustment for net losses on hedges included in net income	18,265	(6,986)	11,279

Net change in unrealized losses on hedges	3,859	(1,476)	2,383

Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(29,087)	11,126	(17,961)
Less: Reclassification adjustment for net gains on securities available for sale included in net income	(1,450)	555	(895)

Net change in unrealized losses on securities available for sale	(30,537)	11,681	(18,856)

Foreign currency translation adjustment	491	(188)	303

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	80	(31)	49
Amortization of transition amount	1,018	(389)	629
Recognized net actuarial loss	10,202	(3,902)	6,300

Net change in pension and other benefits	11,300	(4,322)	6,978

Net change in accumulated other comprehensive income (loss)	$(14,887)	$5,695	$(9,192)

For the Six Months Ended June 30, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$58,445	$(22,355)	$36,090
Less: Reclassification adjustment for net gains on hedges included in net income	(35,367)	13,528	(21,839)

Net change in unrealized gains on hedges	23,078	(8,827)	14,251

Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(294,326)	112,580	(181,746)
Less: Reclassification adjustment for net gains on securities available for sale included in net income	(2)	1	(1)

Net change in unrealized losses on securities available for sale	(294,328)	112,581	(181,747)

Foreign currency translation adjustment	(352)	135	(217)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(48)	19	(29)
Amortization of transition amount	1,018	(389)	629
Recognized net actuarial loss	6,647	(2,542)	4,105

Net change in pension and other benefits	7,617	(2,912)	4,705

Net change in accumulated other comprehensive income (loss)	$(263,985)	$100,977	$(163,008)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table presents accumulated other comprehensive income (loss) balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the period	2,383	(18,856)	303	6,978	(9,192)

Balance, June 30, 2007	$(25,022)	$(76,734)	$526	$(167,336)	$(268,566)

Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the period	14,251	(181,747)	(217)	4,705	(163,008)

Balance, June 30, 2008	$37,814	$(310,910)	$523	$(173,558)	$(446,131)

Note 13—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	June 30, 2008
Commitments to extend credit	$23,397,736
Standby letters of credit	4,275,388
Commercial letters of credit	88,919
Risk participations in bankers' acceptances	8,250
Commitments to fund principal investments	101,674
Commitments to fund low-income housing credit (LIHC) investments	150,314

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2008, the carrying value of the Company's risk participations in bankers' acceptances, standby and commercial letters of credit totaled $6.1 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Commitments, Contingencies and Guarantees (Continued)

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

        The Company is fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over an eleven-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of June 30, 2008, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $176.3 million. The Company maintains a reserve of $6.8 million for these guarantees included in other liabilities.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of June 30, 2008, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.4 billion. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit placed with the Bank. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of June 30, 2008, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.7 billion at June 30, 2008. The market value of the associated collateral was $2.8 billion at June 30, 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Commitments, Contingencies and Guarantees (Continued)

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap or option contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2008, the maximum exposure to loss under these contracts totaled $33.0 million. At June 30, 2008, the Company maintained a reserve of $1.0 million for losses related to these guarantees included in trading account liabilities.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company had a liability of $9.5 million and $4.5 million at December 31, 2007 and June 30, 2008, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The reduction in this liability from December 31, 2007 to June 30, 2008 was primarily due to the establishment of an escrow account by Visa, during its initial public offering in March 2008, to pay for settlements of its antitrust lawsuits. The Company's maximum exposure to loss for the pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa.

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

Note 14—Business Segments

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking"

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services, and risk management for small businesses and individuals. At June 30, 2007 and 2008, Retail Banking had $222.2 million and $217.5 million, respectively, of goodwill. In December 2007, $4.8 million of goodwill attributed to the retirement recordkeeping business was eliminated against the gain on sale of this business. For further information on this sale, see Note 3 to these condensed consolidated financial statements.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At both June 30, 2007 and 2008, Wholesale Banking had $137.8 million of goodwill. In March 2008, a goodwill impairment charge of $18.7 million, which is included in discontinued operations, was recorded related to the insurance brokerage business. The remaining goodwill associated with the insurance brokerage business of $74.7 million was eliminated in June 2008, when the business was sold. Refer to Note 5 to these condensed consolidated financial statements for further information on the impairment and Note 3 to these condensed consolidated financial statements for further information on the sale of the insurance brokerage business.

        The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segments as of June 30, 2007 and 2008.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. Discontinued operations consists of three separate businesses: international correspondent banking, retirement recordkeeping services and insurance brokerage services. For further detail on discontinued operations, see Note 3 to these condensed consolidated financial statements. Except as discussed above, none of the items in "Other" is significant to the Company's business.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

        The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and discontinued operations.

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$223,997	$242,610	$242,690	$300,085
Noninterest income (expense)	120,768	126,085	95,168	88,130

Total revenue	344,765	368,695	337,858	388,215
Noninterest expense (income)	224,626	242,216	138,525	149,711
Credit expense (income)	6,262	6,842	26,859	49,416

Income (loss) from continuing operations before income taxes	113,877	119,637	172,474	189,088
Income tax expense (benefit)	43,558	45,761	53,651	55,273

Income (loss) from continuing operations	70,319	73,876	118,823	133,815
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$70,319	$73,876	$118,823	$133,815

Total assets, end of period—Market View (dollars in millions):	$17,710	$20,519	$25,587	$31,532

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2007	2008	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(35,696)	$(28,991)	$(2,203)	$(3,146)	$428,788	$510,558
Noninterest income (expense)	1,967	6,184	(16,242)	(20,773)	201,661	199,626

Total revenue	(33,729)	(22,807)	(18,445)	(23,919)	630,449	710,184
Noninterest expense (income)	29,862	40,189	(9,962)	(12,804)	383,051	419,312
Credit expense (income)	(28,097)	38,778	(24)	(36)	5,000	95,000

Income (loss) from continuing operations before income taxes	(35,494)	(101,774)	(8,459)	(11,079)	242,398	195,872
Income tax expense (benefit)	(17,316)	(35,221)	(3,235)	(4,239)	76,658	61,574

Income (loss) from continuing operations	(18,178)	(66,553)	(5,224)	(6,840)	165,740	134,298
Income (loss) from discontinued operations, net of income taxes	(386)	7,047	—	—	(386)	7,047

Net income (loss)	$(18,564)	$(59,506)	$(5,224)	$(6,840)	$165,354	$141,345

Total assets, end of period—Market View (dollars in millions):	$9,901	$8,604	$(24)	$(61)	$53,174	$60,594

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$451,810	$466,474	$484,047	$566,369
Noninterest income (expense)	234,307	246,747	181,646	165,806

Total revenue	686,117	713,221	665,693	732,175
Noninterest expense (income)	450,528	473,690	280,553	295,516
Credit expense (income)	12,535	13,281	51,926	86,567

Income (loss) from continuing operations before income taxes	223,054	226,250	333,214	350,092
Income tax expense (benefit)	85,318	86,541	102,809	100,992

Income (loss) from continuing operations	137,736	139,709	230,405	249,100
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$137,736	$139,709	$230,405	$249,100

Total assets, end of period—Market View (dollars in millions):	$17,710	$20,519	$25,587	$31,532

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2007	2008	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(74,373)	$(56,400)	$(4,267)	$(5,307)	$857,217	$971,136
Noninterest income (expense)	8,422	20,515	(31,972)	(38,046)	392,403	395,022

Total revenue	(65,951)	(35,885)	(36,239)	(43,353)	1,249,620	1,366,158
Noninterest expense (income)	64,275	76,396	(19,686)	(23,084)	775,670	822,518
Credit expense (income)	(55,413)	67,213	(48)	(61)	9,000	167,000

Income (loss) from continuing operations before income taxes	(74,813)	(179,494)	(16,505)	(20,208)	464,950	376,640
Income tax expense (benefit)	(30,751)	(59,859)	(6,313)	(7,730)	151,063	119,944

Income (loss) from continuing operations	(44,062)	(119,635)	(10,192)	(12,478)	313,887	256,696
Income (loss) from discontinued operations, net of income taxes	1,078	(6,761)	—	—	1,078	(6,761)

Net income (loss)	$(42,984)	$(126,396)	$(10,192)	$(12,478)	$314,965	$249,935

Total assets, end of period—Market View (dollars in millions):	$9,901	$8,604	$(24)	$(61)	$53,174	$60,594

Note 15—Subsequent Event

        On July 23, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.52 per share of common stock. The dividend will be paid on October 3, 2008 to stockholders of record as of September 5, 2008.

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

        You should read the following discussion and analysis of our consolidated financial condition and results of operations for the period ended June 30, 2008 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their condensed consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $61 billion at June 30, 2008. At June 30, 2008, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 65 percent of our outstanding common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2008 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Uncertain and turbulent overall financial market conditions continued to impact the banking industry in the second quarter of 2008. Despite the challenging market, we continued to generate loan growth, maintain stable deposits, expand net interest margin and drive disciplined expense management.

        In the second quarter of 2008, our average total loans grew 17 percent from the second quarter of 2007 to $45.5 billion. This strong growth was spread across all major categories, including commercial, residential and commercial real estate, due to increased loan demand.

        During the second quarter of 2008, we provided $100 million for our allowance for credit losses compared to $5 million in the second quarter of 2007. The increase was primarily attributable to higher criticized assets, increases in certain loss factors and strong loan growth. The provision reflects negative risk grade trends throughout the portfolio. We anticipate a continued recessionary environment during the remainder of 2008, resulting in deterioration in our loan portfolio. Consequently, we expect a significant increase in our full year provision for credit losses as compared to 2007. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $57 million and $225 million at December 31, 2007 and June 30, 2008, respectively. The increase in nonperforming assets was primarily due to increases in the construction portfolio of $82 million, commercial and industrial portfolio of $52 million, and commercial real estate of $26 million. Of the total increase in nonperforming assets, $90 million was attributable to our homebuilder portfolio. Net charge offs were $32 million in the second quarter of 2008, compared to $2 million in the second quarter of 2007.

        At December 31, 2007 and June 30, 2008, our allowances for credit losses as a percent of total loans were 1.20 percent and 1.37 percent, respectively. At December 31, 2007 and June 30, 2008, our allowances for credit losses as a percent of nonaccrual loans were 885 percent and 291 percent, respectively. At December 31, 2007 and June 30, 2008, our allowance for loan losses as a percent of total loans were 0.98 percent and 1.14 percent, respectively. At December 31, 2007 and June 30, 2008, our allowance for loan losses as a percent of nonaccrual loans were 723 percent and 244 percent, respectively.

        In the second quarter of 2008, our average noninterest bearing deposits declined 14 percent to $12.9 billion compared to the second quarter of 2007. The decline was primarily due to lower commercial noninterest bearing deposits as a result of a mix shift toward interest bearing deposit accounts, and lower title and escrow deposits resulting from reduced residential real estate activity. Average noninterest bearing deposits represented 30 percent of average total deposits in the second quarter of 2008, compared to 35 percent in the second quarter of 2007. In addition, the annualized average all-in-cost of funds improved to 1.56 percent, compared to 2.62 percent in the second quarter of 2007.

        In the second quarter of 2008, our net interest income increased 19 percent from the second quarter of 2007 to $511 million, primarily due to strong loan growth and lower rates paid on interest bearing liabilities. Offsetting these positive impacts on our net interest income were lower yields on earning assets and a deposit mix shift from noninterest bearing and low-cost deposits into higher-cost deposits.

        In the second quarter of 2008, our noninterest income declined 1 percent from the second quarter of 2007 to $200 million primarily due to lower gains on the sale of private capital investments. This decrease in noninterest income was partially offset by a $7.1 million pre-tax gain on the partial redemption of MasterCard Inc. common stock, as well as higher trust and investment management fees related to an increase in trust assets.

        In the second quarter of 2008, our noninterest expense grew by 9 percent from the second quarter of 2007 to $419 million. The increase was primarily due to higher salaries and other compensation primarily due to annual merit increases and higher performance-related incentives. The increase was also due to higher costs related to the provision for credit losses on off-balance sheet commitments and higher regulatory agency fees as credits available from prior quarters were exhausted.

        Our effective tax rate was 31.4 percent in the second quarter of 2008, compared to 31.6 percent in the second quarter of 2007.

        During the second quarter of 2008, we declared $71.8 million in dividends, compared to $71.9 million in the second quarter of 2007. There were no significant repurchases of our common stock in the second quarter of 2008. As of June 30, 2008, we had $510 million remaining under our current Board of Directors' authorization for the repurchase of our common stock.

        On June 2, 2008, we completed the sale of our insurance subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. We recorded a gain on sale of $11.5 million after tax.

Discontinued Operations

        Our discontinued operations consist of three separate businesses: retirement recordkeeping services (RRB), international correspondent banking (ICBB), and insurance brokerage services (IBB). The ICBB business was sold to Wachovia Bank, N.A. in 2005 for $245.0 million and we recognized a pre-tax gain of $228.8 million. We received a subsequent $4.0 million purchase price adjustment and recorded this pre-tax gain in 2006. The business consisted of international payment and trade processing along with related lending activities. Substantially all of the assets and liabilities of ICBB were settled in the first quarter of 2007.

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

        In the fourth quarter of 2007, we sold our RRB to Prudential Retirement, a subsidiary of Prudential Financial, Inc., for $103.0 million. We recorded a pre-tax gain of $94.7 million, net of $2.1 million in transaction costs and a $6.2 million elimination of intangible assets, which includes goodwill of $4.8 million attributed to this business. The RRB was previously included in the Retail Banking reportable business segment.

        In June 2008, we sold our IBB subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. We recorded a pre-tax gain of $9.8 million, net of $1.6 million in transaction costs, and an elimination of intangible assets, consisting of goodwill of $74.7 million and other intangibles of $11.0 million. The IBB was previously included in the Wholesale Banking reportable business segment.

        All transactions have been accounted for as discontinued operations and all prior period financial statements have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities of our discontinued operations, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

  Retirement Recordkeeping Business (RRB) Discontinued Operations

        The results of the RRB included in our net income for the three and six months ended June 30, 2007 and 2008, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Net interest income	$1,307	$477	$2,597	$1,314
Noninterest income	11,929	6,527	23,629	17,528
Noninterest expense	10,996	10,111	22,221	22,180

Income (loss) from discontinued operations before income taxes	2,240	(3,107)	4,005	(3,338)
Income tax expense (benefit)	866	(1,095)	1,541	(1,164)

Income (loss) from discontinued operations	$1,374	$(2,012)	$2,464	$(2,174)

        The RRB's net interest income for the three months ended June 30, 2007 and 2008 included the allocation of interest income (based on its average net liabilities) of $1.4 million and $0.6 million, respectively, and $2.8 million and $1.5 million for the six months ended June 30, 2007 and 2008, respectively. Noninterest income for the three months ended June 30, 2007 and 2008 included trust fees of $11.9 million and $3.1 million, respectively, and $23.6 million and $6.4 million for the six months ended June 30, 2007 and 2008, respectively. Noninterest income for the three and six months ended June 30, 2008 also included $4.1 million and $11.8 million, respectively, in servicing revenues from Prudential. Since the migration of all customers onto Prudential accounting systems was completed in June 2008, future servicing revenues from Prudential are expected to be minimal. For the three months ended June 30, 2007 and 2008, noninterest expense included salaries and benefits expense of $6.4 million and $4.7 million, respectively, and $13.1 million and $11.3 million for the six months ended June 30, 2007 and 2008, respectively.

  Insurance Brokerage Business (IBB) Discontinued Operations

        The components of income from the IBB discontinued operations for the three and six months ended June 30, 2007 and 2008 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)
	2007	2008	2007	2008
Net interest expense	$(1,222)	$(213)	$(2,429)	$(993)
Noninterest income	16,255	18,369	36,371	35,591
Noninterest expense	17,818	11,981	36,065	45,777

Income (loss) from discontinued operations before income taxes	(2,785)	6,175	(2,123)	(11,179)
Income tax benefit	(1,025)	(2,885)	(737)	(6,592)

Income (loss) from discontinued operations	$(1,760)	$9,060	$(1,386)	$(4,587)

        The IBB's net interest expense for the three and six months ended June 30, 2007 and 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the three months ended June 30, 2007 and 2008 included insurance commissions of $16.2 million and $8.4 million, respectively, and $36.3 million and $25.7 million, for the six months ended June 30, 2007 and 2008, respectively. Noninterest income for the three and six months ended June 30, 2008 also included the $9.8 million pre-tax gain from the sale of IBB. Noninterest expense for the three months ended June 30, 2007 and 2008 included salaries and benefits expense of $13.1 million and $9.0 million, respectively, and $27.5 million and $20.7 million, for the six months ended June 30, 2007 and 2008, respectively. For the six months ended June 30, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when we determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

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

  Fair Valuation of Financial Instruments

        Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no impact on our financial position or results of operations. For detailed information on our use of fair valuation of financial instruments and our related valuation methodologies, see Note 9 to the condensed consolidated financial statements in this Form 10-Q.

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

        Included in the Level 3 category are collateralized loan obligations (CLOs), which are somewhat illiquid. All of our CLO securities are known as "Cash Flow CLOs." A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs repay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that repay note holders through the trading and sale of underlying collateral. The valuation of CLOs are based upon indicative broker quotes, that are derived from pricing models whose assumptions are based upon observable inputs adjusted for unobservable liquidity spreads. The fair value of our CLOs declined by $251.2 million from December 31, 2007 to $1.5 billion at June 30, 2008. Since no observable credit quality issues were present in our CLO portfolio at June 30, 2008, and we have the ability and intent to hold the CLO securities until maturity, we consider the unrealized loss to be temporary.

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

        The following table reflects financial instruments measured at fair value on a recurring basis as of June 30, 2008.

(Dollars in thousands)	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$880,404	9%
Level 2	7,397,839	76%
Level 3	1,518,339	16%
Netting Adjustment(1)	(71,964)	(1)%

Total	$9,724,618	100%

As a percentage of total Company assets		16%

Liabilities:
Level 1	$1,560	0%
Level 2	2,123,932	104%
Level 3	—	0%
Netting Adjustment(1)	(71,964)	(4)%

Total	$2,053,528	100%

As a percentage of total Company liabilities		4%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Financial Performance

Summary of Financial Performance

			Increase (Decrease)				Increase (Decrease)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			2008 versus 2007				2008 versus 2007
(Dollars in thousands)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of Operations
Net interest income(1)	$428,788	$510,558	$81,770	19.1%	$857,217	$971,136	$113,919	13.3%
Noninterest income
Trust and investment management fees	39,656	43,802	4,146	10.5	76,516	87,190	10,674	14.0
Trading account activities	13,838	16,687	2,849	20.6	28,678	27,699	(979)	(3.4)
Merchant banking fees	8,809	11,085	2,276	25.8	17,886	22,878	4,992	27.9
Gains on private capital investments, net	20,171	1,282	(18,889)	(93.6)	29,266	2,352	(26,914)	(92.0)
Gain on the VISA IPO redemption	—	—	—	—	—	14,211	14,211	nm
Other noninterest income	119,187	126,770	7,583	6.4	240,057	240,692	635	0.3

Total noninterest income	201,661	199,626	(2,035)	(1.0)	392,403	395,022	2,619	0.7

Total revenue	630,449	710,184	79,735	12.6	1,249,620	1,366,158	116,538	9.3
Provision for loan losses	5,000	95,000	90,000	nm	9,000	167,000	158,000	nm
Noninterest expense
Salaries and employee benefits	231,939	243,299	11,360	4.9	469,363	484,969	15,606	3.3
Net occupancy	33,718	38,232	4,514	13.4	67,385	74,434	7,049	10.5
Outside services	17,150	20,295	3,145	18.3	35,119	37,304	2,185	6.2
Professional services	11,144	15,931	4,787	43.0	27,494	30,528	3,034	11.0
Advertising and public relations	10,226	12,857	2,631	25.7	18,391	20,956	2,565	13.9
Provision for losses on off-balance sheet commitments	—	5,000	5,000	nm	1,000	13,000	12,000	nm
Other noninterest expense	78,874	83,698	4,824	6.1	156,918	161,327	4,409	2.8

Total noninterest expense	383,051	419,312	36,261	9.5	775,670	822,518	46,848	6.0

Income from continuing operations before income taxes	242,398	195,872	(46,526)	(19.2)	464,950	376,640	(88,310)	(19.0)
Income tax expense	76,658	61,574	(15,084)	(19.7)	151,063	119,944	(31,119)	(20.6)

Income from continuing operations	$165,740	$134,298	$(31,442)	(19.0)%	$313,887	$256,696	$(57,191)	(18.2)%

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our financial performance for the second quarter of 2008 compared to the second quarter of 2007 are presented below.

  •
  We provided a total of $100 million for credit losses ($95 million for loan losses and $5 million for losses on off-balance sheet commitments) in the second quarter of 2008. The provision increases were primarily attributable to higher criticized assets, increases in certain loss factors and strong loan growth.

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

        The increase in our noninterest income was due to several factors:

    —
    Trust and investment management fees were higher primarily due to an approximately 4 percent increase to $240.1 billion in total assets under administration on which fees are based. Managed assets decreased by approximately 5 percent, while non-managed assets increased by approximately 5 percent from June 30, 2007 to June 30, 2008;

    —
    Trading account activities were higher compared to the prior year primarily due to higher foreign exchange trading and securities trading income;

    —
    Merchant banking income was higher compared to the prior year primarily due to higher referral fees and risk participation fees;

    —
    Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions; and

    —
    In the second quarter of 2008, other income included a gain of $7.1 million on the partial redemption of our MasterCard Inc. common stock.

        The increase in noninterest expense was due to several factors:

    —
    Salaries and employee benefits increased mainly due to annual merit increases and higher performance-related incentives;

    —
    Net occupancy costs increased mainly due to several new leases related to branch expansions, higher vacancy reserves, as well as a prior year refund of property taxes related to a reassessment;

    —
    Outside services costs increased mainly due to higher costs of services related to title and escrow customers and higher recruiting expenses;

    —
    Professional services costs increased mainly due to higher legal costs, as well as higher consulting costs related to bank-wide efficiency and technology-related projects;

    —
    Provision for losses on off-balance sheet commitments increased primarily as a result of shifts in our risk grade mix and increases in certain loss factors; and

    —
    Other expenses increased due to higher regulatory fees (related to federal deposit insurance costs) as credits available from prior quarters were exhausted and higher writedowns related to Community Reinvestment Act (CRA) investments.

        The primary contributors to our financial performance for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 are presented below.

  •
  We provided a total of $180 million for credit losses ($167 million for loan losses and $13 million for losses on off-balance sheet commitments) in the six months ended June 30, 2008. The provision increases were primarily attributable to higher criticized assets, increases in certain loss factors and strong loan growth.

  •
  Our net interest income was favorably influenced by higher volumes in most of our major loan categories, as well as by lower average rates on our interest bearing liabilities. Partly offsetting these positive influences to our net interest margin were lower average demand deposit balances (which resulted in a shift to more costly interest bearing liabilities) and lower average yields on our earning assets (see discussion under "Net Interest Income").

        The increase in our noninterest income was due to several factors:

    —
    Trust and investment management fees were higher primarily due to an increase in total assets under administration on which fees are based;

    —
    Merchant banking income was higher compared to the prior year primarily due to higher referral fees and risk participation fees;

    —
    Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions; and

    —
    In the first quarter of 2008, we recognized a $14.2 million gain on the partial redemption of Visa Inc. common stock related to the initial public offering (IPO), and, in the second quarter of 2008, a gain of $7.1 million on the partial redemption of our MasterCard Inc. common stock. These gains were partly offset by other gains in the prior year, including gains on the sale of fixed assets and syndicated loans held for sale.

        The increase in noninterest expense was due to several factors:

    —
    Salaries and employee benefits increased mainly due to annual merit increases and higher performance-related incentives;

    —
    Net occupancy costs increased mainly due to several new leases related to branch expansions, higher vacancy reserves, as well as a prior year refund of property taxes related to a reassessment;

    —
    Provision for losses on off-balance sheet commitments increased primarily as a result of shifts in our risk grade mix and increases in certain loss factors; and

    —
    Other expenses increased due to higher regulatory fees (related to federal deposit insurance costs) as credits available from prior quarters were exhausted and higher writedowns related to CRA investments.

Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	June 30, 2007			June 30, 2008			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$14,610,728	$238,175	6.54%	$16,987,504	$229,612	5.44%	$2,376,776	16%	$(8,563)	(4)%
Construction	2,296,098	44,047	7.69	2,566,207	30,794	4.83	270,109	12	(13,253)	(30)
Residential mortgage	12,594,065	167,342	5.31	14,495,754	199,756	5.51	1,901,689	15	32,414	19
Commercial mortgage	6,213,092	111,720	7.21	7,822,056	111,722	5.71	1,608,964	26	2	0
Consumer	2,557,085	49,579	7.78	2,977,852	44,453	6.00	420,767	16	(5,126)	(10)
Lease financing	568,701	7,341	5.16	644,788	1,171	0.73	76,087	13	(6,170)	(84)

Total Loans	38,839,769	618,204	6.38	45,494,161	617,508	5.44	6,654,392	17	(696)	(0)
Securities—taxable	8,548,050	108,674	5.09	8,293,036	97,233	4.69	(255,014)	(3)	(11,441)	(11)
Securities—tax-exempt	56,084	1,164	8.30	52,742	1,105	8.38	(3,342)	(6)	(59)	(5)
Interest bearing deposits in banks	88,592	1,295	5.86	67,553	228	1.36	(21,039)	(24)	(1,067)	(82)
Federal funds sold and securities purchased under resale agreements	593,718	7,809	5.28	213,292	1,093	2.06	(380,426)	(64)	(6,716)	(86)
Trading account assets	317,020	1,601	2.03	814,274	1,119	0.55	497,254	nm	(482)	(30)

Total earning assets	48,443,233	738,747	6.11	54,935,058	718,286	5.24	6,491,825	13	(20,461)	(3)

Allowance for loan losses	(331,820)			(456,191)			(124,371)	(37)
Cash and due from banks	2,000,688			1,662,638			(338,050)	(17)
Premises and equipment, net	480,578			482,950			2,372	0
Other assets	2,393,954			2,645,510			251,556	11

Total assets	$52,986,633			$59,269,965			$6,283,332	12%

Liabilities
Deposits:
Transaction accounts	$14,075,542	$102,833	2.93	$15,550,970	$59,513	1.54	$1,475,428	10%	$(43,320)	(42)
Savings and consumer time	4,326,199	28,858	2.68	3,846,404	13,918	1.46	(479,795)	(11)	(14,940)	(52)
Large time	9,173,928	114,380	5.00	10,929,983	71,078	2.62	1,756,055	19	(43,302)	(38)

Total interest bearing deposits	27,575,669	246,071	3.58	30,327,357	144,509	1.92	2,751,688	10	(101,562)	(41)

Federal funds purchased and securities sold under repurchase agreements	782,000	10,120	5.19	2,428,357	12,697	2.10	1,646,357	nm	2,577	25
Net funding allocated from (to) discontinued operations(4)	14,777	192	5.21	64,945	360	2.23	50,168	nm	168	88
Commercial paper	1,389,847	17,429	5.03	1,487,032	8,279	2.24	97,185	7	(9,150)	(52)
Other borrowed funds	333,000	4,685	5.64	3,201,612	19,624	2.47	2,868,612	nm	14,939	nm
Medium and long-term debt	2,033,377	28,973	5.72	2,629,308	19,692	3.01	595,931	29	(9,281)	(32)
Trust notes	14,714	238	6.48	14,261	238	6.68	(453)	(3)	—	—

Total borrowed funds	4,567,715	61,637	5.41	9,825,515	60,890	2.49	5,257,800	nm	(747)	(1)

Total interest bearing liabilities	32,143,384	307,708	3.84	40,152,872	205,399	2.06	8,009,488	25	(102,309)	(33)

Noninterest bearing deposits	14,989,222			12,875,823			(2,113,399)	(14)
Other liabilities	1,265,966			1,624,674			358,708	28

Total liabilities	48,398,572			54,653,369			6,254,797	13
Stockholders' Equity
Common equity	4,588,061			4,616,596			28,535	1

Total stockholders' equity	4,588,061			4,616,596			28,535	1

Total liabilities and stockholders' equity	$52,986,633			$59,269,965			$6,283,332	12%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		431,039	3.56%		512,887	3.74%			81,848	19
Less: taxable-equivalent adjustment		2,251			2,329				78	3

Net interest income		$428,788			$510,558				$81,770	19%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	June 30, 2007	June 30, 2008
Assets	$129,821	$95,415
Liabilities	$144,598	$160,360
Net assets (liabilities)	$(14,777)	$(64,945)

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

nm = not meaningful

	For the Six Months Ended						Increase (Decrease) in
	June 30, 2007			June 30, 2008			Average Balance		Interest Income/ Expense(1)
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$14,647,210	$475,453	6.55%	$16,317,333	$467,915	5.77%	$1,670,123	11%	$(7,538)	(2)%
Construction	2,264,789	86,822	7.73	2,520,265	67,411	5.38	255,476	11	(19,411)	(22)
Residential mortgage	12,490,760	331,108	5.30	14,244,248	392,541	5.51	1,753,488	14	61,433	19
Commercial mortgage	6,139,042	218,686	7.18	7,536,401	224,692	5.96	1,397,359	23	6,006	3
Consumer	2,549,836	98,558	7.79	2,832,243	90,843	6.45	282,407	11	(7,715)	(8)
Lease financing	558,310	11,079	3.97	647,315	7,468	2.31	89,005	16	(3,611)	(33)

Total Loans	38,649,947	1,221,706	6.36	44,097,805	1,250,870	5.69	5,447,858	14	29,164	2
Securities—taxable	8,564,087	215,941	5.04	8,324,489	202,196	4.86	(239,598)	(3)	(13,745)	(6)
Securities—tax-exempt	56,865	2,318	8.15	53,051	2,187	8.24	(3,814)	(7)	(131)	(6)
Interest bearing deposits in banks	84,102	2,404	5.76	48,711	356	1.47	(35,391)	(42)	(2,048)	(85)
Federal funds sold and securities purchased under resale agreements	719,183	18,961	5.32	270,718	3,786	2.81	(448,465)	(62)	(15,175)	(80)
Trading account assets	325,146	3,302	2.05	766,795	3,923	1.03	441,649	nm	621	19

Total earning assets	48,399,330	1,464,632	6.08	53,561,569	1,463,318	5.48	5,162,239	11	(1,314)	(0)

Allowance for loan losses	(331,042)			(427,801)			(96,759)	(29)
Cash and due from banks	1,975,101			1,710,000			(265,101)	(13)
Premises and equipment, net	483,551			483,383			(168)	(0)
Other assets	2,386,515			2,623,959			237,444	10

Total assets	$52,913,455			$57,951,110			$5,037,655	10%

Liabilities
Deposits:
Transaction accounts	$13,806,452	$194,338	2.84	$15,207,766	$142,428	1.88	$1,401,314	10%	$(51,910)	(27)
Savings and consumer time	4,311,874	55,713	2.61	4,013,034	37,447	1.88	(298,840)	(7)	(18,266)	(33)
Large time	8,806,573	218,175	5.00	11,446,331	185,294	3.26	2,639,758	30	(32,881)	(15)

Total interest bearing deposits	26,924,899	468,226	3.51	30,667,131	365,169	2.39	3,742,232	14	(103,057)	(22)

Federal funds purchased and securities sold under repurchase agreements	913,489	23,644	5.22	2,189,525	28,263	2.60	1,276,036	nm	4,619	20
Net funding allocated from (to) discontinued operations(4)	14,930	387	5.23	40,667	509	2.52	25,737	nm	122	32
Commercial paper	1,585,714	39,693	5.05	1,347,271	18,071	2.70	(238,443)	(15)	(21,622)	(54)
Other borrowed funds	817,620	21,955	5.41	2,383,954	35,690	3.01	1,566,334	nm	13,735	63
Medium and long-term debt	1,704,240	48,668	5.76	2,238,097	39,149	3.52	533,857	31	(9,519)	(20)
Trust notes	14,770	476	6.45	14,318	476	6.66	(452)	(3)	—	—

Total borrowed funds	5,050,763	134,823	5.38	8,213,832	122,158	2.99	3,163,069	63	(12,665)	(9)

Total interest bearing liabilities	31,975,662	603,049	3.80	38,880,963	487,327	2.52	6,905,301	22	(115,722)	(19)

Noninterest bearing deposits	15,043,454			12,741,338			(2,302,116)	(15)
Other liabilities	1,344,991			1,661,380			316,389	24

Total liabilities	48,364,107			53,283,681			4,919,574	10
Stockholders' Equity
Common equity	4,549,348			4,667,429			118,081	3

Total stockholders' equity	4,549,348			4,667,429			118,081	3

Total liabilities and stockholders' equity	$52,913,455			$57,951,110			$5,037,655	10%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		861,583	3.56%		975,991	3.65%			114,408	13
Less: taxable-equivalent adjustment		4,366			4,855				489	11

Net interest income		$857,217			$971,136				$113,919	13%

Average Assets and Liabilities of Discontinued Operations for the Six Months Ended:	June 30, 2007	June 30, 2008
Assets	$131,783	$109,594
Liabilities	$146,713	$150,261
Net assets (liabilities)	$(14,930)	$(40,667)

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

nm = not meaningful

        Net interest income in the second quarter of 2008, on a taxable-equivalent basis, increased 19 percent compared to the second quarter of 2007. Our net interest margin increased by 18 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $6.5 billion, or 13 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.4 billion increase in average commercial loans, which included a $1.1 billion decrease in lower yielding loans related to title and escrow customers, a $1.9 billion increase in average residential mortgages and a $1.6 billion increase in average commercial mortgages;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 87 basis points, despite being positively impacted by higher hedge income, which increased by $32.3 million;

  •
  Average noninterest bearing deposits decreased $2.1 billion, or 14 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $0.8 billion, or 8 percent. Title and escrow deposits declined $1.1 billion, or 53 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.2 billion, or 8 percent. Average noninterest bearing deposits represented 30 percent in the second quarter of 2008 compared to 35 percent of average total deposits in the second quarter of 2007; and

  •
  In the second quarter of 2008, the annualized average all-in cost of funds was 1.56 percent, reflecting an average deposit-to-loan ratio of 95 percent and a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the second quarter of 2007, the annualized all-in cost of funds was 2.62 percent and our average deposit-to-loan ratio was 110 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $22.3 million and hedge expense of $10.0 million for the quarters ended June 30, 2008 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $6.8 million and hedge expense of less than $0.1 million for the quarters ended June 30, 2008 and 2007, respectively.

        Net interest income in the six months ended June 30, 2008, on a taxable-equivalent basis, increased 13 percent compared to the six months ended June 30, 2007. Our net interest margin increased by 9 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $5.2 billion, or 11 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $1.7 billion increase in average commercial loans, which included a $1.1 billion decrease in lower yielding loans related to title and escrow customers, a $1.8 billion increase in average residential mortgages and a $1.4 billion increase in average commercial mortgages;

  •
  Yields on our earning assets were unfavorably impacted by the declining interest rate environment resulting in a lower average yield on average earning assets of 60 basis points, despite being positively impacted by higher hedge income, which increased by $48.4 million;

  •
  Average noninterest bearing deposits decreased $2.3 billion, or 15 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $0.9 billion, or 9 percent. Title and escrow deposits declined $1.1 billion, or 51 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.3 billion, or 11 percent. Average noninterest bearing deposits represented 29 percent in the six months ended June 30, 2008 compared to 36 percent of average total deposits in the six months ended June 30, 2007; and

  •
  In the six months ended June 30, 2008, the annualized average all-in cost of funds was 1.90 percent, reflecting an average deposit-to-loan ratio of 98 percent and a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In six months ended June 30, 2007, the annualized all-in cost of funds was 2.59 percent and our average deposit-to-loan ratio was 109 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and CDs, and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $28.1 million and hedge expense of $20.3 million for the six months ended June 30, 2008 and 2007, respectively. For deposits and long-term fixed rate borrowings, we had hedge income of $12.3 million and less than $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three and six months ended June 30, 2007 and 2008.

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	June 30, 2007	June 30, 2008			June 30, 2007	June 30, 2008
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$77,218	$77,706	$488	0.6%	$152,163	$152,442	$279	0.2%
Trust and investment management fees	39,656	43,802	4,146	10.5	76,516	87,190	10,674	14.0
Trading account activities	13,838	16,687	2,849	20.6	28,678	27,699	(979)	(3.4)
Merchant banking fees	8,809	11,085	2,276	25.8	17,886	22,878	4,992	27.9
Brokerage commissions and fees	9,533	10,635	1,102	11.6	19,193	20,494	1,301	6.8
Card processing fees, net	7,824	8,167	343	4.4	14,951	15,931	980	6.6
Securities gains (losses), net	230	—	(230)	(100.0)	1,450	(2)	(1,452)	nm
Gains on private capital investments, net	20,171	1,282	(18,889)	(93.6)	29,266	2,352	(26,914)	(92.0)
Gain on the VISA IPO redemption	—	—	—	—	—	14,211	14,211	nm
Other	24,382	30,262	5,880	24.1	52,300	51,827	(473)	(0.9)

Total noninterest income	$201,661	$199,626	$(2,035)	(1.0)%	$392,403	$395,022	$2,619	0.7%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	June 30, 2007	June 30, 2008			June 30, 2007	June 30, 2008
			Amount	Percent			Amount	Percent
Salaries and other compensation	$189,910	$204,077	$14,167	7.5%	$380,887	$396,089	$15,202	4.0%
Employee benefits	42,029	39,222	(2,807)	(6.7)	88,476	88,880	404	0.5

Salaries and employee benefits	231,939	243,299	11,360	4.9	469,363	484,969	15,606	3.3
Net occupancy	33,718	38,232	4,514	13.4	67,385	74,434	7,049	10.5
Outside services	17,150	20,295	3,145	18.3	35,119	37,304	2,185	6.2
Professional services	11,144	15,931	4,787	43.0	27,494	30,528	3,034	11.0
Equipment	15,804	15,141	(663)	(4.2)	31,814	30,488	(1,326)	(4.2)
Software	13,959	14,409	450	3.2	27,273	29,204	1,931	7.1
Advertising and public relations	10,226	12,857	2,631	25.7	18,391	20,956	2,565	13.9
Communications	8,278	9,111	833	10.1	17,413	18,486	1,073	6.2
Data processing	8,562	7,784	(778)	(9.1)	16,745	14,860	(1,885)	(11.3)
Intangible asset amortization	1,125	670	(455)	(40.4)	2,251	1,340	(911)	(40.5)
Foreclosed asset expense	9	83	74	nm	18	172	154	nm
Provision for losses on off-balance sheet commitments	—	5,000	5,000	nm	1,000	13,000	12,000	nm
Other	31,137	36,500	5,363	17.2	61,404	66,777	5,373	8.8

Total noninterest expense	$383,051	$419,312	$36,261	9.5%	$775,670	$822,518	$46,848	6.0%

nm = not meaningful

Income Tax Expense

        Our effective tax rate in the second quarter of 2008 was 31.4 percent, compared to 31.6 percent for the second quarter of 2007.

        Our effective tax rate in the six months ended June 30, 2008 was 31.8 percent, compared to 32.5 percent for the six months ended June 30, 2007.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" in our 2007 Form 10-K.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) June 30, 2008 From:
				June 30, 2007		December 31, 2007
(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$13,052,803	$14,563,477	$16,602,393	$3,549,590	27.2%	$2,038,916	14.0%
Construction	2,303,089	2,406,729	2,622,740	319,651	13.9	216,011	9.0
Mortgage:
Residential	12,936,691	13,827,241	14,852,058	1,915,367	14.8	1,024,817	7.4
Commercial	6,292,157	7,021,299	7,912,592	1,620,435	25.8	891,293	12.7

Total mortgage	19,228,848	20,848,540	22,764,650	3,535,802	18.4	1,916,110	9.2
Consumer:
Installment	1,230,021	1,327,348	1,957,379	727,358	59.1	630,031	47.5
Revolving lines of credit	1,335,117	1,334,132	1,295,047	(40,070)	(3.0)	(39,085)	(2.9)

Total consumer	2,565,138	2,661,480	3,252,426	687,288	26.8	590,946	22.2
Lease financing	581,297	654,467	640,612	59,315	10.2	(13,855)	(2.1)

Total loans held to maturity	37,731,175	41,134,693	45,882,821	8,151,646	21.6	4,748,128	11.5
Total loans held for sale	12,047	69,495	158,537	146,490	nm	89,042	nm

Total loans	$37,743,222	$41,204,188	$46,041,358	$8,298,136	22.0%	$4,837,170	11.7%

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

        The commercial, financial and industrial loan portfolio increased from June 30, 2007 to June 30, 2008 mainly due to increased loan demand primarily in the oil and gas and national corporate segments, as well as in the California middle market.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of June 30, 2008, the construction loan portfolio consisted of approximately three-quarters in the commercial income producing real estate industry and approximately one-quarter in the homebuilder industry. The construction loan portfolio increased from June 30, 2007 to June 30, 2008 primarily due to loan advances for income property projects with apartment, office and retail financing representing the largest components. We continue to experience negative risk grade trends in the homebuilder portfolio and weakening operating conditions in the homebuilder industry. Geographically, the outstanding homebuilder loan portfolio is distributed as follows: approximately one-third in the San Francisco bay area, approximately one-quarter in the Los Angeles/Orange County region, including the Inland Empire, approximately one-tenth in San Diego, and the remainder in other parts of California and other states.

        The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The commercial mortgages portfolio increased from June 30, 2007 to June 30, 2008 mainly due to higher demand in the California middle market sector for real estate related financing.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At June 30, 2008, 67 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have several loan products that allow a customer to move more quickly through the loan origination process by reducing or eliminating the need to verify the income or assets of the customer. We refer to these loans as "no doc" or "low doc" loans. "No doc" loans are only available through the Retail Banking channel to existing clients for owner-occupied properties and eliminate the verification of both income and assets. "Low doc" loans are offered through all channels and require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at June 30, 2008 were lower than fully documented loans. At June 30, 2008, the total amount of "no doc" and "low doc" loans past due 30 days or more was $33.5 million, compared to $12.6 million at June 30, 2007. The total amount of residential mortgages delinquent 30 days or more was $74.8 million at June 30, 2008, compared to $32.0 million at June 30, 2007. Although delinquencies have risen since June 30, 2007, the delinquency ratio remains low compared to the industry average for California prime loans.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for CRA qualifying loans.

        On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008, which, among other provisions, authorizes the three federal mortgage loan conduits, the Federal National Mortgage Association (known as Fannie Mae), the Federal Home Loan Mortgage Corporation (known as Freddie Mac) and the Federal Housing Administration, to purchase new and existing "jumbo" residential mortgage loans originated after June 30, 2007. The legislation has taken effect and sets higher loan limits for each Standard Metropolitan Statistical Area, based on average housing prices, and increases the current limit on conforming loans which can be purchased by Fannie Mae and Freddie Mac to up to $729,750 from its prior maximum of $417,000. The purpose of the increased purchase authority, applies to all loans originated through the end of 2008, although legislation has been proposed to permanently extend this provision. The intent of the higher limits is to provide increased liquidity to the secondary market for "jumbo" residential loans, particularly on residential properties in a number of counties in the State of California where housing prices remain relatively high. To date, the impact in the marketplace has been minimal due to pricing and underwriting factors, but that could change over time, especially if the provision becomes permanent. Improved pricing and more flexible underwriting could result in an increased rate of loan originations and refinancings of loans on such properties, including properties secured by loans made by us. The degree to which this will occur and its overall effect on our residential mortgage loan portfolio is still not clear at this time.

        On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network and Private Banking Offices. The increase in consumer loans from June 30, 2007 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. Our total home equity loans and lines delinquent 30 days or more were $11.0 million at June 30, 2008, compared to $3.3 million at June 30, 2007. Although the percentage increase from June 30, 2007 is high, the dollar amount of the increase is not significant as compared to the industry average for California.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At June 30, 2008, we had leveraged leases of $548 million, which were net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30 and December 31, 2007 and June 30, 2008 for Canada, the only country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
June 30, 2007
Canada	$13	$—	$664	$677
December 31, 2007
Canada	$6	$—	$817	$823
June 30, 2008
Canada	$6	$—	$881	$887

Provision for Credit Losses

        We recorded a provision for loan losses of $95 million in the second quarter of 2008, compared with a provision for loan losses of $5 million in the second quarter of 2007. We recorded a $5 million provision for losses on off-balance sheet commitments in the second quarter of 2008, compared to no provision in the second quarter of 2007. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

  Comparison of the Total Allowances and Related Provision for Credit Losses compared to December 31, 2007

        At June 30, 2008, our total allowances for credit losses were $630 million, which consisted of $527 million for loan losses and $103 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $547 million and $83 million of allocated and unallocated allowance, respectively. At June 30, 2008, our allowances for credit loss coverage ratios were 1.37 percent of total loans and 291 percent of total nonaccrual loans. At December 31, 2007, our total allowances for credit losses were $493 million, or 1.20 percent of the total loan portfolio and 885 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At June 30, 2008 and December 31, 2007, total impaired loans were $218 million and $56 million, respectively, and the associated impairment allowances were $46 million and $11 million, respectively.

        At June 30, 2008 and December 31, 2007, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses, was $103 million and $90 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $32 million in the second quarter of 2008, compared to $2 million in the second quarter of 2007.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the adverse impact of a continued slowdown in the housing market and the significant growth and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $95 million in the second quarter of 2008, compared to a provision for loan losses of $5 million in the second quarter of 2007. The increase in our provision for loan losses was substantially larger than anticipated. Overall, our loan portfolio experienced more declines in risk grade levels than previously expected and we increased certain loss factors, reflecting the continued deterioration in the economic environment. In addition, we experienced strong loan growth during the second quarter of 2008.

        We expect to record a provision for credit losses for the full year 2008 of $290 million to $340 million. We also anticipate a slight acceleration of charge offs, as compared to our second quarter of 2008 level, during the remainder of 2008. The factors driving the increase in our projected provision during the remaining quarters of 2008 include management's belief that we are in a recessionary economic environment, which we believe will result in further deterioration in our loan portfolio.

        During the second quarter of 2008, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

  Changes in the Allocated (Formula and Specific) Allowance

        At June 30, 2008, the formula allowance increased to $489 million, compared to $395 million at December 31, 2007. The net increase was due primarily to an increase in criticized credits, mainly in our commercial real estate portfolio. At June 30, 2008, the specific allowance was $58 million, compared to $12 million at December 31, 2007.

  Changes in the Unallocated Allowance

        At June 30, 2008, the unallocated allowance decreased to $83 million, compared to $86 million at December 31, 2007, reflecting management's belief that maintaining the unallocated allowance near our December 31, 2007 level is appropriate based on the uncertainty that current economic conditions will impact our principal portfolio segments. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of June 30, 2008, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

  •
  With respect to commercial real estate, we considered the significant weakness in the residential building market and deteriorating trends in income property markets, which would be in the range of $25 million to $44 million.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores and other companies that generate 15 percent or more of their revenues from one customer, we considered quarterly declines in same-store sales for certain home improvement stores, which would be in the range of $7 million to $12 million.

  •
  With respect to fuel prices, we considered the ability of borrowers to absorb higher fuel prices without anticipated negative effects, the prospects of high costs of oil and petroleum products and the impact across virtually all sectors of the economy, which would be in the range of $3 million to $12 million.

  •
  With respect to building material suppliers, we considered the weakness in the homebuilding industry, including weak home sales, and the effects on suppliers, which would be in the range of $5 million to $11 million.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, which would be in the range of $4 million to $7 million.

  •
  With respect to contractors, we considered the decline in the residential housing market and its potential impact on commercial real estate (based on existing trends between the housing and non-residential construction markets), which would be in the range of $3 million to $5 million.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Balance, beginning of period	$332,679	$462,943	$130,264	39.2%	$331,077	$402,726	$71,649	21.6%
Loans charged off:
Commercial, financial and industrial	2,762	18,375	15,613	nm	5,840	28,180	22,340	nm
Construction	—	9,550	9,550	nm	—	9,550	9,550	nm
Mortgage	5	2,035	2,030	nm	5	2,275	2,270	nm
Consumer	1,379	3,484	2,105	nm	2,720	6,540	3,820	140.4

Total loans charged off	4,146	33,444	29,298	nm	8,565	46,545	37,980	nm

Recoveries of loans previously charged off:
Commercial, financial and industrial	1,758	1,300	(458)	(26.1)	3,452	2,477	(975)	(28.2)
Consumer	230	343	113	49.1	511	726	215	42.1
Lease financing	79	193	114	144.3	87	208	121	139.1

Total recoveries of loans previously charged off	2,067	1,836	(231)	(11.2)	4,050	3,411	(639)	(15.8)

Net loans charged off	2,079	31,608	29,529	nm	4,515	43,134	38,619	nm
Provision for loan losses	5,000	95,000	90,000	nm	9,000	167,000	158,000	nm
Foreign translation adjustment and other net additions	352	66	(286)	(81.3)	390	(191)	(581)	(149.0)

Ending balance of allowance for loan losses	$335,952	$526,401	$190,449	56.7%	$335,952	$526,401	$190,449	56.7%
Allowance for losses on off-balance sheet commitments	82,374	103,374	21,000	25.5	82,374	103,374	21,000	25.5

Allowances for credit losses	$418,326	$629,775	$211,449	50.5%	$418,326	$629,775	$211,449	50.5%

Allowance for loan losses to total loans(1)	0.89%	1.14%			0.89%	1.14%
Allowances for credit losses to total loans(2)	1.11%	1.37%			1.11%	1.37%
(Reversal of) provision for loan losses to net loans charged off	240.50	300.56			199.34	387.17
Net loans charged off to average loans outstanding for the period(3)	0.02	0.28			0.02	0.20

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

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) June 30, 2008 From:
				June 30, 2007		December 31, 2007
(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$18,691	$29,293	$81,652	$62,961	nm	$52,359	nm
Construction	—	13,662	95,546	95,546	nm	81,884	nm
Commercial mortgage	9,565	12,775	38,904	29,339	nm	26,129	nm
Lease financing	456	—	—	(456)	(100.0)%	—	—

Total nonaccrual loans	28,712	55,730	216,102	187,390	nm	160,372	nm
Restructured Loans
Mortgage—Residential	—	—	1,458	1,458	nm	1,458	nm
Foreclosed assets	1,114	795	7,384	6,270	nm	6,589	nm

Total nonperforming assets	$29,826	$56,525	$224,944	$195,118	nm	$168,419	nm

Allowance for loan losses	$335,952	$402,726	$526,401	$190,449	56.7%	$123,675	30.7%

Allowances for credit losses	$418,326	$493,100	$629,775	$211,449	50.5%	$136,675	27.7%

Nonaccrual loans to total loans	0.08%	0.14%	0.47%
Allowance for loan losses to nonaccrual loans(1)	1,170.08	722.64	243.59
Allowances for credit losses to nonaccrual loans(2)	1,456.97	884.80	291.42
Nonperforming assets to total loans and foreclosed assets	0.08	0.14	0.49
Nonperforming assets to total assets	0.06	0.10	0.37

(1)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(2)
The allowances for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

nm = not meaningful

        The increase in nonaccrual loans from June 30, 2007 to June 30, 2008 was primarily due to an increase in commercial and construction loans (primarily related to our homebuilder loan portfolio), partially offset by loan pay downs and charge offs. During the six months ended June 30, 2008, we had three restructured residential loans totaling $1.5 million for which we recorded a $0.2 million impairment charge. During the second quarters of 2007 and 2008, we had no sales of nonperforming loans.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) June 30, 2008 From:
				June 30, 2007		December 31, 2007
(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008
				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$918	$3,797	$15,814	$14,896	nm	$12,017	nm
Mortgage:
Residential	5,217	13,359	31,309	26,092	nm	17,950	nm
Commercial	2,544	—	—	(2,544)	(100.0)%	—	nm

Total mortgage	7,761	13,359	31,309	23,548	nm	17,950	nm
Consumer and other	995	2,982	4,109	3,114	nm	1,127	37.8%

Total loans 90 days or more past due and still accruing	$9,674	$20,138	$51,232	$41,558	nm	$31,094	nm

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

        We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below. For additional information about our market risk management, please see "Qualitative and Quantitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.

  Interest Rate Risk Management (Other Than Trading)

        During the second quarter of 2008, our interest rate risk profile remained liability sensitive primarily as a result of trends in our balance sheet with strong loan growth funded primarily by wholesale borrowing and, to a lesser degree, from hedge programs executed during 2006 and 2007. During 2008, we added $500 million of interest rate floor hedges to maintain the Bank's liability sensitive interest rate risk profile (see discussion of "ALM Derivatives" below).

        At June 30, 2008, Economic Net Interest Income (NII) sensitivity was liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 2.84 percent, while a similar downward shift would increase it by 2.93 percent. At June 30, 2007, a +200 basis point parallel shift would reduce 12-month Economic NII by 0.57 percent, while a similar downward shift would increase it by 1.41 percent. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	June 30, 2007	December 31, 2007	June 30, 2008
+200 basis points	$(10.6)	$(17.4)	$(64.1)
as a percentage of base case NII	(0.57)%	(0.93)%	(2.84)%
-200 basis points	$26.0	$35.2	$66.1
as a percentage of base case NII	1.41%	1.87%	2.93%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with the insurance brokerage business eliminated for June 30, 2008 and all assets and liabilities of the retirement recordkeeping business eliminated for December 31, 2007 and June 30, 2008. We believe that this approach provides the best representation of our risk profiles.

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

  ALM Activities

        During 2008, the Bank maintained a liability sensitive interest rate risk profile to stay protected from falling rates. The significant growth in loans during the year supported largely by shorter term funding coupled with lower rates on our interest bearing short-term liabilities, among other dynamics, has enabled us to position the Bank favorably for lower rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the second quarter of 2008, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

  ALM Securities

        At both June 30, 2007 and 2008, our available for sale securities portfolio included $6.8 billion of securities for ALM purposes. At June 30, 2008, approximately $6.4 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2008, we purchased approximately $677 million par value of securities, while approximately $463 million par value of ALM securities matured or were called.

        The composition of the portfolio is expected to remain relatively stable in 2008. Based on current prepayment projections, the estimated ALM portfolio effective duration was 2.5 at June 30, 2008, compared to 2.3 at June 30, 2007. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.5 suggests an expected price change of approximately minus 2.5 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During 2008, the ALM derivatives portfolio was unchanged at $9.3 billion notional amount as $500 million of notional amount of LIBOR floor contracts were purchased to maintain the downside liability sensitivity of our overall risk position, offset by maturities of $500 million notional amount of receive fixed interest rate swaps and floors.

        The fair value of the ALM derivative contracts increased as the value of our receive fixed interest rate swaps and floor option contracts benefited from the Federal Reserve Board's interest rate reductions, the expectation of lower future interest rates, higher volatility in interest rates and the purchase of $500 million in notional amount of floors partially offset by $500 million in maturities of swaps and floors. For additional discussion of derivative instruments and our hedging strategies, see Note 10 to the condensed consolidated financial statements in this Form 10-Q and Note 19 to our consolidated financial statements included in our 2007 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of June 30, 2007, December 31, 2007, and June 30, 2008 and the change in fair value between December 31, 2007 and June 30, 2008.

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008	Increase / (Decrease) From December 31, 2007 to June 30, 2008
Total gross notional amount of positions held for purposes other than trading:	$8,850,000	$9,250,000	$9,250,000	$—
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading: Gross positive fair value	$10,453	$148,036	$163,065	$15,029
Gross negative fair value	33,665	2,015	—	(2,015)

Positive (Negative) fair value of positions, net	$(23,212)	$146,021	$163,065	$17,044

  Trading Activities

        We enter into trading account activities primarily as a financial intermediary for customers and, to some extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a range of products supporting the securities, foreign exchange and derivatives markets. In acting for our own account, we may take positions in certain securities, foreign exchange and interest rate instruments, subject to various limits in amount, tenor and other respects, with the objective of generating trading profits.

        As of June 30, 2008, we had $15.6 billion notional amount of interest rate derivative contracts, which included $7.4 billion notional amount of derivative contracts entered into as an accommodation for customers. The remaining $8.2 billion notional amount of futures and over-the-counter contracts transacted with major dealers neutralizes a portion of the related market risk on our customer accommodation transactions.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of June 30, 2008, we had $5.6 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2007, December 31, 2007, and June 30, 2008 and the change in fair value between December 31, 2007 and June 30, 2008.

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008	Increase / (Decrease) From December 31, 2007 to June 30, 2008
Total gross notional amount of positions held for trading purposes:
Interest rate	$9,814,616	$12,585,978	$15,640,686	$3,054,708
Foreign exchange	1,949,436	4,665,760	4,568,338	(97,422)
Energy	3,251,090	2,900,690	5,618,740	2,718,050

Total	$15,015,142	$20,152,428	$25,827,764	$5,675,336

Fair value of positions held for trading purposes:
Gross positive fair value	$223,502	$405,709	$957,416	$551,707
Gross negative fair value	203,168	380,313	946,122	565,809

Positive fair value of positions, net	$20,334	$25,396	$11,294	$(14,102)

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

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $32.3 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average common stockholders' equity, funded 62.2 percent of average total assets of $59.3 billion in the second quarter of 2008. Most of the remaining funding was provided by variable rate borrowings from secured and unsecured sources.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At June 30, 2008, we could have sold or transferred under repurchase agreements approximately $1.0 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account assets. The aggregate balance of these assets averaged $1.1 billion in the second quarter of 2008. Additional liquidity may be provided through loan maturities and sales.

        The Bank has a $4 billion unsecured Bank Note Program. As of June 30, 2008, the remaining available funding under the Bank Note Program is $2.6 billion. The Bank has pledged collateral under secured borrowing facilities with the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank (FRB). As of June 30, 2008, the Bank had $2.1 billion of borrowing outstanding with the FHLB, of which $1.2 billion is short-term and included in Other Borrowed Funds. As of June 30, 2008, the Bank had $2.0 billion in short-term borrowing outstanding with the FRB under the Term Auction Facility program, which provides access to short-term funds at generally favorable rates. As of June 30, 2008, the Bank had remaining unused borrowing capacity totaling a combined $16.3 billion from the FHLB and the FRB. The Bank has the capability to pledge additional portions of its unencumbered loan and securities portfolios to the FHLB and the FRB, which would increase the Bank's borrowing capacity.

        In addition to the funding provided by our bank subsidiary, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the Securities and Exchange Commission (SEC) permitting ready access to the public debt markets. As of June 30, 2008, $600 million of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under either the Bank Note Program or the shelf registration. These sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of June 30, 2008.

		Union Bank of California, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	Aa3	—
	Short-term	P-1	—
Fitch	Long-term	A+	A+
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,401,490	$4,533,763	$4,774,046
Tier 2 capital	1,515,243	1,590,160	1,726,816

Total risk-based capital	$5,916,733	$6,123,923	$6,500,862

Risk-weighted assets	$51,254,273	$54,606,527	$59,996,170

Quarterly average assets	$53,027,348	$54,843,792	$60,071,111

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,916,733	11.54%	$6,123,923	11.21%	$6,500,862	10.84%	≥	$4,799,694	8.0%
Tier 1 capital (to risk-weighted assets)	4,401,490	8.59	4,533,763	8.30	4,774,046	7.96	≥	2,399,847	4.0
Leverage(1)	4,401,490	8.30	4,533,763	8.27	4,774,046	7.95	≥	2,402,844	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

(Dollars in thousands)	June 30, 2007	December 31, 2007	June 30, 2008	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$4,301,020	$4,449,368	$4,783,201
Tier 2 capital	1,105,663	1,181,796	1,320,736

Total risk-based capital	$5,406,683	$5,631,164	$6,103,937

Risk-weighted assets	$50,805,715	$54,234,495	$59,763,156

Quarterly average assets	$52,417,908	$54,277,811	$59,610,458

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,406,683	10.64%	$5,631,164	10.38%	$6,103,937	10.21%	≥	$4,781,052	8.0%	≥	$5,976,316	10.0%
Tier 1 capital (to risk-weighted assets)	4,301,020	8.47	4,449,368	8.20	4,783,201	8.00	≥	2,390,526	4.0	≥	3,585,789	6.0
Leverage(1)	4,301,020	8.21	4,449,368	8.20	4,783,201	8.02	≥	2,384,418	4.0	≥	2,980,523	5.0

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

        As of June 30, 2008 management believes the capital ratios of Union Bank of California met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

        The tables that follow reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes compared to the prior year, for both of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. We reflect a "market view" perspective in measuring our operating segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the operating segment that provides the service and the operating segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and our discontinued operations. For further information on discontinued operations, see Note 3 to the condensed consolidated financial statements in this Form 10-Q.

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended June 30,		Increase/(decrease)		As of and for the Three Months Ended June 30,		Increase/(decrease)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$223,997	$242,610	$18,613	8%	$242,690	$300,085	$57,395	24%
Noninterest income (expense)	120,768	126,085	5,317	4	95,168	88,130	(7,038)	(7)

Total revenue	344,765	368,695	23,930	7	337,858	388,215	50,357	15
Noninterest expense (income)	224,626	242,216	17,590	8	138,525	149,711	11,186	8
Credit expense (income)	6,262	6,842	580	9	26,859	49,416	22,557	84

Income (loss) from continuing operations before income taxes	113,877	119,637	5,760	5	172,474	189,088	16,614	10
Income tax expense (benefit)	43,558	45,761	2,203	5	53,651	55,273	1,622	3

Income (loss) from continuing operations	70,319	73,876	3,557	5	118,823	133,815	14,992	13
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$70,319	$73,876	$3,557	5	$118,823	$133,815	$14,992	13

Average balances—Market View (dollars in millions):
Total loans	$16,462	$18,837	$2,375	14	$22,372	$26,696	$4,324	19
Total assets	17,274	19,677	2,403	14	27,136	31,463	4,327	16
Total deposits	18,945	18,487	(458)	(2)	18,813	18,450	(363)	(2)
Financial ratios—Market View
Risk adjusted return on capital(1)	46%	44%			22%	21%
Return on average assets(1)	1.63	1.51			1.76	1.71
Efficiency ratio(2)	65.15	65.67			41.00	38.56

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		Increase/(decrease)		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		Increase/(decrease)
	2007	2008	Amount	Percent	2007	2008	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(35,696)	$(28,991)	$6,705	19%	$(2,203)	$(3,146)	$428,788	$510,558	$81,770	19%
Noninterest income (expense)	1,967	6,184	4,217	nm	(16,242)	(20,773)	201,661	199,626	(2,035)	(1)

Total revenue	(33,729)	(22,807)	10,922	32	(18,445)	(23,919)	630,449	710,184	79,735	13
Noninterest expense (income)	29,862	40,189	10,327	35	(9,962)	(12,804)	383,051	419,312	36,261	9
Credit expense (income)	(28,097)	38,778	66,875	nm	(24)	(36)	5,000	95,000	90,000	nm

Income (loss) from continuing operations before income taxes	(35,494)	(101,774)	(66,280)	nm	(8,459)	(11,079)	242,398	195,872	(46,526)	(19)
Income tax expense (benefit)	(17,316)	(35,221)	(17,905)	(103)	(3,235)	(4,239)	76,658	61,574	(15,084)	(20)

Income (loss) from continuing operations	(18,178)	(66,553)	(48,375)	nm	(5,224)	(6,840)	165,740	134,298	(31,442)	(19)
Income (loss) from discontinued operations, net of income taxes	(386)	7,047	7,433	nm	—	—	(386)	7,047	7,433	nm

Net income (loss)	$(18,564)	$(59,506)	$(40,942)	nm	$(5,224)	$(6,840)	$165,354	$141,345	$(24,009)	(15)

Average balances—Market View (dollars in millions):
Total loans	$28	$16	$(12)	(43)	$(22)	$(55)	$38,840	$45,494	$6,654	17
Total assets	8,601	8,187	(414)	(5)	(24)	(57)	52,987	59,270	6,283	12
Total deposits	5,641	6,852	1,211	21	(834)	(586)	42,565	43,203	638	2
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.25%	0.91%
Efficiency ratio(2)	na	na			na	na	60.54	58.14

(1)
Annualized.

(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Retail Banking				Wholesale Banking
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$451,810	$466,474	$14,664	3%	$484,047	$566,369	$82,322	17%
Noninterest income (expense)	234,307	246,747	12,440	5	181,646	165,806	(15,840)	(9)

Total revenue	686,117	713,221	27,104	4	665,693	732,175	66,482	10
Noninterest expense (income)	450,528	473,690	23,162	5	280,553	295,516	14,963	5
Credit expense (income)	12,535	13,281	746	6	51,926	86,567	34,641	67

Income (loss) from continuing operations before income taxes	223,054	226,250	3,196	1	333,214	350,092	16,878	5
Income tax expense (benefit)	85,318	86,541	1,223	1	102,809	100,992	(1,817)	(2)

Income (loss) from continuing operations	137,736	139,709	1,973	1	230,405	249,100	18,695	8
Income (loss) from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$137,736	$139,709	$1,973	1	$230,405	$249,100	$18,695	8

Average balances—Market View (dollars in millions):
Total loans	$16,356	$18,412	$2,056	13	$22,288	$25,718	$3,430	15
Total assets	17,175	19,230	2,055	12	27,058	30,487	3,429	13
Total deposits	18,708	18,443	(265)	(1)	18,536	18,379	(157)	(1)
Financial ratios—Market View
Risk adjusted return on capital(1)	45%	44%			22%	20%
Return on average assets(1)	1.62	1.46			1.72	1.64
Efficiency ratio(2)	65.66	66.39			42.15	40.36

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2007	2008	Amount	Percent	2007	2008	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(74,373)	$(56,400)	$17,973	24%	$(4,267)	$(5,307)	$857,217	$971,136	$113,919	13%
Noninterest income (expense)	8,422	20,515	12,093	144	(31,972)	(38,046)	392,403	395,022	2,619	1

Total revenue	(65,951)	(35,885)	30,066	46	(36,239)	(43,353)	1,249,620	1,366,158	116,538	9
Noninterest expense (income)	64,275	76,396	12,121	19	(19,686)	(23,084)	775,670	822,518	46,848	6
Credit expense (income)	(55,413)	67,213	122,626	nm	(48)	(61)	9,000	167,000	158,000	nm

Income (loss) from continuing operations before income taxes	(74,813)	(179,494)	(104,681)	(140)	(16,505)	(20,208)	464,950	376,640	(88,310)	(19)
Income tax expense (benefit)	(30,751)	(59,859)	(29,108)	(95)	(6,313)	(7,730)	151,063	119,944	(31,119)	(21)

Income (loss) from continuing operations	(44,062)	(119,635)	(75,573)	nm	(10,192)	(12,478)	313,887	256,696	(57,191)	(18)
Income (loss) from discontinued operations, net of income taxes	1,078	(6,761)	(7,839)	nm	—	—	1,078	(6,761)	(7,839)	nm

Net income (loss)	$(42,984)	$(126,396)	$(83,412)	nm	$(10,192)	$(12,478)	$314,965	$249,935	$(65,030)	(21)

Average balances—Market View (dollars in millions):
Total loans	$28	$12	$(16)	(57)	$(22)	$(44)	$38,650	$44,098	$5,448	14
Total assets	8,703	8,280	(423)	(5)	(23)	(46)	52,913	57,951	5,038	10
Total deposits	5,418	7,186	1,768	33	(694)	(600)	41,968	43,408	1,440	3
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.20%	0.89%
Efficiency ratio(2)	na	na			na	na	61.78	59.03

(1)
Annualized.

(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

  Retail Banking

        Retail Banking provides financial products including credit, deposit, trust, investment management and risk management delivered through our branches, relationship managers, private bankers, portfolio managers and trust administrators, to individuals, small businesses and institutional clients. Retail banking is focused on executing a segment based strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets. While the primary focus of Retail Banking's segment based strategy is deposit growth, additional focus continues to be on consumer and small business loan generation and fee generation from investments.

        During the six months ended June 30, 2008, Retail Banking's net income increased by 1 percent compared to the same period in 2007. The increase in net income reflects higher net interest income and higher noninterest income, partially offset by higher noninterest expense. The increase in net interest income in 2008 is primarily due to strong loan growth and lower rates paid on interest bearing liabilities, partially offset by lower yields on earning assets and a deposit mix shift from noninterest bearing and low-cost deposits into higher-cost deposits.

        Average assets grew by 12 percent during the six months ended June 30, 2008, compared to the same period in 2007. This increase was primarily driven by a 14 percent growth in average residential mortgage loans. Additionally, the focus on home equity loans and more effective cross-selling efforts resulted in an overall growth in consumer loans in the first half of 2008.

        Average deposits decreased 1 percent during the six months ended June 30, 2008, compared to the same period in 2007. Retail Banking's strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income increased 5 percent during the six months ended June 30, 2008, compared to the same period in 2007. This increase was primarily due to growth in trust fees, partially offset by a decrease in deposit fees. Noninterest expense increased 5 percent in the first half of 2008, compared to the first half of 2007, primarily due to higher salaries and employee benefits and occupancy expenses.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

  •
  Retail Banking Branches serves its customers through 333 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 116 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

  •
  Wealth Management provides comprehensive private banking services to our individual wealth market clientele, professional service firms, foundations and endowments. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by leveraging existing Bank client relationships, as well as attracting new relationships. Through 15 existing locations, The Private Bank relationship managers offer all of our available products and services.

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

  Wholesale Banking

        Wholesale Banking offers financing, depository and cash management services to middle market and large corporate businesses primarily headquartered in the western U.S. Wholesale Banking continues to focus on specific geographic markets and industry segments such as energy, entertainment and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, Wholesale Banking offers cash management services delivered through deposit managers with significant industry expertise and experience in cash management solutions for businesses, U.S. correspondent banks and government entities, as well as investment and risk management products.

        During the six months ended June 30, 2008, Wholesale Banking's net income increased by 8 percent, compared to the same period in 2007, due to higher net interest income, partially offset by lower noninterest income and higher noninterest expense.

        For the six months ended June 30, 2008, net interest income increased 17 percent, compared to the same period in 2007. The increase in net interest income was primarily due to a 15 percent increase in average loan balances, mainly in the Energy Capital and National Banking divisions, as well as the California middle market. Net interest income was negatively impacted by a decrease in noninterest bearing deposits and an increase in interest bearing deposits.

        Noninterest income decreased by 9 percent during the six months ended June 30, 2008, compared to the same period in 2007, primarily due to lower gains on private capital investments, partially offset by higher merchant banking, deposit and trust fees. Noninterest expense was 5 percent higher in the six months ended June 30, 2008, compared to the same period in 2007, mainly due to higher salaries and employee benefits.

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

        Wholesale Banking is comprised of the following main divisions:

  •
  the Commercial Banking Division, which serves California, Oregon and Washington middle-market and large corporate companies with commercial lending, trade financing and asset-based loans;

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

  •
  Global Markets, which serves our customers with their foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts to assist our energy sector client base with their hedging needs. The division takes market risk when buying and selling securities and entering into foreign exchange and interest rate derivative contracts for its own account, but takes no market risk when providing energy derivative contracts, since the market risk for this product is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California; and

  •
  Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

  Other

        Net loss increased by $83.4 million in the six months ended June 30, 2008, compared to the same period in 2007, primarily due to higher credit expenses related to our increased loan loss provision and higher noninterest expense, partially offset by lower net interest expense and higher noninterest income.

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

  •
  the discontinued operations resulting from the sales of our insurance brokerage and retirement recordkeeping businesses; and

  •
  the adjustment between the tax expenses calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates.

        The financial results for the six months ended June 30, 2008 were impacted by the following factors:

  •
  net interest income (expense) is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest expense decreased $18.0 million to ($56.4) million compared to the same period in 2007 primarily due to the changes in transfer pricing rates as market rates decreased;

  •
  credit expense (income) of $67.2 million was due to the difference between the $167.0 million provision for loan losses calculated under our US GAAP methodology and the $99.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $20.5 million was driven by a $14.2 million gain from the partial redemption of Visa Inc. common stock and a $7.1 million gain from the partial redemption of MasterCard Inc. common stock,

  •
  noninterest expense of $76.4 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. Additionally, noninterest expense in the six months ended June 30, 2008 included a $13.0 million provision for losses on off-balance sheet commitments, compared to a $1.0 million provision in the same period of 2007;

  •
  income tax expense (income) of ($59.9) million resulted from the difference between the $119.9 million, or 31.8 percent effective tax rate, for our consolidated results and the actual tax expense calculated for reportable segments of $179.8 million using the RAROC effective rate; and

  •
  income (loss) from discontinued operations of ($6.8) million.

        The financial results for the six months ended June 30, 2007 were impacted by the following factors:

  •
  net interest income (expense) of ($74.4) million;

  •
  credit expense (income) of ($55.4) million was due to the difference between the $9.0 million provision for loan losses calculated under our US GAAP methodology and the $64.4 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $8.4 million;

  •
  noninterest expense of $64.3 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

  •
  income tax expense (income) of ($30.8) million was due to the difference between the $151.1 million, or 32.5 percent effective tax rate, for our consolidated results and the actual tax expense calculated for reportable segments of $181.9 million using the RAROC effective rate; and

  •
  income (loss) from discontinued operations of $1.1 million.

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

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  Industry Factors

  Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

        Deposits of Union Bank of California, are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC), and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system has resulted in annual assessments on deposits of Union Bank of California of approximately 5 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment for 2007. Since this credit was exceeded in the second quarter of 2008, the deposit insurance assessments Union Bank of California pays have increased our costs. In addition, an increase in the deposit insurance assessments that Union Bank of California pays could result from the recent increases in bank closures by the federal banking agencies, as well as FDIC action that may be taken in connection with other troubled financial institutions. Any future increases in the deposit insurance assessments Union Bank of California pays would further increase our costs.

  The U.S. and global economies have experienced a slowing of economic growth, volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry and for UnionBanCal Corporation

        Commencing in 2007 and continuing into 2008, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal. These developments include a general slowing of economic growth both globally and in the U.S. which has prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate several times in the first half of 2008. These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. In addition, these conditions have rendered it more difficult for financial institutions and others to obtain transparent valuations for various portfolio debt securities, especially in the case of collateralized debt obligations backed by residential mortgage-backed securities or other collateral, including corporate obligations, as well as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in decreases in fair value of portfolio securities of these types. On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for UnionBanCal. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

  Company Factors

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building industry, the commercial real estate industry, the communications/media industry, the retail industry, the energy industry and the technology industry. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, particularly in the subprime housing sectors, which has lead us to take additional provisions against credit losses in this portfolio as to which we expect an acceleration of charge offs during the rest of 2008. Continued increases in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

  Repurchases of Equity Securities

        The following table presents repurchases by us of our equity securities during the second quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs
April 2008	27,063	$51.48	—	$510,140,818
May 2008	1,449	$54.65	—	$510,061,627
June 2008	6,556	$47.41	—	$509,750,820	(2)

Total	35,068	$50.85	—

(1)
All common stock repurchased during April, May and June 2008 were from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)
In the second quarter of 2008, UnionBanCal Corporation used $1.8 million from the $500 million repurchase program announced on April 26, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

        Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 22, 2008:

        Election of Directors:    Each of the following persons was elected as a director to hold office until the 2009 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

NOMINEE	FOR	WITHHELD
Aida M. Alvarez	132,746,166	797,204
David R. Andrews	131,397,473	2,145,897
Nicholas B. Binkley	132,774,299	769,071
L. Dale Crandall	119,739,805	13,803,565
Murray H. Dashe	132,759,004	784,366
Richard D. Farman	130,413,759	3,129,611
Philip B. Flynn	132,164,759	1,378,611
Christine Garvey	132,765,448	777,922
Michael J. Gillfillan	132,786,653	756,717
Mohan S. Gyani	132,471,784	1,071,586
Ronald L. Havner, Jr.	132,770,398	772,972
Norimichi Kanari	132,223,434	1,319,936
Mary S. Metz	132,172,098	1,371,272
Shigemitsu Miki	108,165,304	25,378,066
J. Fernando Niebla	132,280,586	1,262,784
Kyota Omori	132,224,976	1,318,394
Barbara L. Rambo	132,752,414	790,956
Masaaki Tanaka	132,239,634	1,303,736
Dean A. Yoost	132,795,534	747,836

        Proposal No. 2:    To increase the number of shares of common stock that may be awarded under the Year 2000 UnionBanCal Corporation Management Stock Plan received the following votes:

FOR	118,865,877
AGAINST	11,443,203
ABSTAIN	616,643
NON-VOTES	2,617,647

        Proposal No. 3:    To ratify the selection of Deloitte & Touche LLP as independent registered public accounting firm of UnionBanCal Corporation received the following votes:

FOR	132,061,398
AGAINST	920,280
ABSTAIN	561,692

Item 5.   Other Information

  (a)    Adoption of Amendment to Year 2000 UnionBanCal Corporation Management Stock Plan

        On May 22, 2008, the stockholders of UnionBanCal Corporation ("UnionBanCal") approved an amendment to the Year 2000 UnionBanCal Corporation Management Stock Plan to increase the aggregate number of shares of UnionBanCal common stock which may be issued under the Plan from 20,000,000 to 27,000,000. A copy of the Year 2000 UnionBanCal Corporation Management Stock Plan, as amended, was attached as Appendix A to the Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated by reference as Exhibit 10.1 to this Form 10-Q.

Item 6.   Exhibits

No.	Description
10.1	Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on April 18, 2008 (SEC File No. 001-15081).

(2)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: August 7, 2008	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2008	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2008	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Year 2000 UnionBanCal Corporation Management Stock Plan(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
Incorporated by reference to Appendix A to the UnionBanCal Corporation Definitive Proxy Statement on Schedule 14A filed on April 18, 2008 (SEC File No. 001-15081).

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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX