Form 10-Q
period 2008-09-30
UNIONBANCAL CORP
filed 2008-11-06
CIK 1011659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Number of shares of Common Stock outstanding at October 31, 2008: 140,121,487

 UnionBanCal Corporation and Subsidiaries

TABLE OF CONTENTS

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part II, Item 1A. "Risk Factors," and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.

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

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of the Economic Stimulus Act of 2008 and other legislation introduced in response to the financial crises affecting the banking system and financial markets and likely changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including the expected need to continue to provide for credit losses due to an expected acceleration of charge offs and further deterioration in our loan portfolio, anticipated loan growth, credit quality and risk grade trends and our delinquency rates compared to the industry average

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance

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

  •
  The continued recessionary outlook for the U.S. economy

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

 PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2007	September 30, 2008	Percent Change
Results of operations:
Net interest income(1)	$428,952	$522,296	21.76%
Provision for loan losses	16,000	117,000	nm
Noninterest income	208,187	198,721	(4.55)
Noninterest expense	380,847	443,812	16.53

Income before income taxes(1)	240,292	160,205	(33.33)
Taxable-equivalent adjustment	2,389	2,550	6.74
Income tax expense	87,664	47,549	(45.76)

Income from continuing operations	150,239	110,106	(26.71)
Loss from discontinued operations, net of taxes	(22,780)	(5,276)	76.84

Net income	$127,459	$104,830	(17.75)

Per common share:
Basic earnings:
From continuing operations	$1.09	$0.80	(26.61)%
Net income	0.93	0.76	(18.28)
Diluted earnings:
From continuing operations	1.08	0.79	(26.85)
Net income	0.92	0.75	(18.48)
Dividends(2)	0.52	0.52	—
Book value (end of period)	33.71	33.50	(0.62)
Common shares outstanding (end of period)(3)(4)	138,523,666	140,069,898	1.12
Weighted average common shares outstanding—basic(3)(4)	137,667,976	138,197,446	0.38
Weighted average common shares outstanding—diluted(3)(4)	139,067,952	139,969,419	0.65
Balance sheet (end of period):
Total assets(5)	$54,343,045	$62,599,753	15.19%
Total loans	39,745,341	48,306,118	21.54
Nonperforming assets	52,562	304,246	nm
Total deposits	42,242,889	42,355,853	0.27
Medium- and long-term debt	1,871,726	3,827,164	nm
Stockholders' equity	4,669,454	4,692,648	0.50
Balance sheet (period average):
Total assets	$53,367,191	$61,145,251	14.57%
Total loans	39,484,785	47,196,204	19.53
Earning assets	48,901,494	56,920,548	16.40
Total deposits	41,962,726	41,661,224	(0.72)
Stockholders' equity	4,664,229	4,588,441	(1.62)
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.12%	0.72%
Net income	0.95	0.68
Return on average stockholders' equity(7):
From continuing operations	12.78	9.55
Net income	10.84	9.09
Efficiency ratio(8)	59.14	60.37
Net interest margin(1)	3.51	3.67
Dividend payout ratio	47.71	65.00
Tangible equity ratio	7.79	6.96
Tier 1 risk-based capital ratio(5)	8.40	8.02
Total risk-based capital ratio(5)	11.28	10.94
Leverage ratio(5)	8.39	7.97
Allowance for loan losses to:(9)
Total loans	0.88	1.20
Nonaccrual loans	683.96	200.94
Allowance for credit losses to:(10)
Total loans	1.10	1.43
Nonaccrual loans	852.52	239.50
Net loans charged off to average total loans(7)	0.02	0.53
Nonperforming assets to total loans and foreclosed assets	0.13	0.63
Nonperforming assets to total assets(5)	0.10	0.49

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

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights (Continued)
(Unaudited)

	As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2007	September 30, 2008	Percent Change
Results of operations:
Net interest income(1)	$1,290,535	$1,498,287	16.10%
Provision for loan losses	25,000	284,000	nm
Noninterest income	600,590	593,743	(1.14)
Noninterest expense	1,156,517	1,266,330	9.50

Income before income taxes(1)	709,608	541,700	(23.66)
Taxable-equivalent adjustment	6,755	7,405	9.62
Income tax expense	238,727	167,493	(29.84)

Income from continuing operations	464,126	366,802	(20.97)
Loss from discontinued operations, net of taxes	(21,702)	(12,037)	44.54

Net income	$442,424	$354,765	(19.81)

Per common share:
Basic earnings:
From continuing operations	$3.37	$2.67	(20.77)%
Net income	3.21	2.58	(19.63)
Diluted earnings:
From continuing operations	3.33	2.65	(20.42)
Net income	3.18	2.56	(19.50)
Dividends(2)	1.51	1.56	3.31
Book value (end of period)	33.71	33.50	(0.62)
Common shares outstanding (end of period)(3)(4)	138,523,666	140,069,898	1.12
Weighted average common shares outstanding—basic(3)(4)	137,694,682	137,473,242	(0.16)
Weighted average common shares outstanding—diluted(3)(4)	139,291,920	138,584,608	(0.51)
Balance sheet (end of period):
Total assets(5)	$54,343,045	$62,599,753	15.19%
Total loans	39,745,341	48,306,118	21.54
Nonperforming assets	52,562	304,246	nm
Total deposits	42,242,889	42,355,853	0.27
Medium- and long-term debt	1,871,726	3,827,164	nm
Stockholders' equity	4,669,454	4,692,648	0.50
Balance sheet (period average):
Total assets	$53,065,919	$59,023,615	11.23%
Total loans	38,931,283	45,138,144	15.94
Earning assets	48,568,556	54,689,402	12.60
Total deposits	41,966,403	42,821,802	2.04
Stockholders' equity	4,588,063	4,640,908	1.15
Financial ratios(6):
Return on average assets(7):
From continuing operations	1.17%	0.83%
Net income	1.11	0.80
Return on average stockholders' equity(7):
From continuing operations	13.52	10.56
Net income	12.89	10.21
Efficiency ratio(8)	60.89	59.49
Net interest margin(1)	3.54	3.65
Dividend payout ratio	44.81	58.43
Tangible equity ratio	7.79	6.96
Tier 1 risk-based capital ratio(5)	8.40	8.02
Total risk-based capital ratio(5)	11.28	10.94
Leverage ratio(5)	8.39	7.97
Allowance for loan losses to:(9)
Total loans	0.88	1.20
Nonaccrual loans	683.96	200.94
Allowance for credit losses to:(10)
Total loans	1.10	1.43
Nonaccrual loans	852.52	239.50
Net loans charged off to average total loans(7)	0.02	0.31
Nonperforming assets to total loans and foreclosed assets	0.13	0.63
Nonperforming assets to total assets(5)	0.10	0.49

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
(9)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate.These ratios relate to continuing operations only.
(10)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

nm = not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2008	2007	2008
Interest Income
Loans	$638,779	$636,870	$1,857,269	$1,884,112
Securities	112,667	100,265	330,074	303,843
Interest bearing deposits in banks	709	147	3,113	503
Federal funds sold and securities purchased under resale agreements	4,683	1,787	23,644	5,573
Trading account assets	1,657	1,200	4,661	4,701

Total interest income	758,495	740,269	2,218,761	2,198,732

Interest Expense
Deposits	259,406	135,736	727,632	500,905
Federal funds purchased and securities sold under repurchase agreements	14,259	15,630	38,290	44,402
Commercial paper	19,753	8,056	59,446	26,127
Medium and long-term debt	26,957	25,989	75,625	65,138
Trust notes	239	239	715	715
Other borrowed funds	11,318	34,873	33,273	70,563

Total interest expense	331,932	220,523	934,981	707,850

Net Interest Income	426,563	519,746	1,283,780	1,490,882
Provision for loan losses	16,000	117,000	25,000	284,000

Net interest income after provision for loan losses	410,563	402,746	1,258,780	1,206,882

Noninterest Income
Service charges on deposit accounts	76,210	77,079	228,373	229,521
Trust and investment management fees	39,546	40,638	116,062	127,828
Trading account activities	21,795	12,397	50,473	40,096
Merchant banking fees	10,031	12,789	27,917	35,667
Brokerage commissions and fees	10,476	9,520	29,669	30,014
Card processing fees, net	7,785	8,129	22,736	24,060
Securities gains, net	171	50	1,621	48
Other	42,173	38,119	123,739	106,509

Total noninterest income	208,187	198,721	600,590	593,743

Noninterest Expense
Salaries and employee benefits	216,812	238,129	686,175	723,098
Net occupancy	37,534	38,574	104,919	113,008
Outside services	19,868	20,777	54,987	58,081
Professional services	17,669	21,397	45,163	51,925
Equipment	15,426	14,437	47,240	44,925
Software	14,278	14,812	41,551	44,016
Communications	9,421	9,204	26,834	27,690
Foreclosed asset expense	37	524	55	696
Provision for losses on off-balance sheet commitments	4,000	8,000	5,000	21,000
Other	45,802	77,958	144,593	181,891

Total noninterest expense	380,847	443,812	1,156,517	1,266,330

Income from continuing operations before income taxes	237,903	157,655	702,853	534,295
Income tax expense	87,664	47,549	238,727	167,493

Income from Continuing Operations	150,239	110,106	464,126	366,802

Loss from discontinued operations before income taxes	(23,443)	(8,175)	(21,561)	(22,692)
Income tax expense (benefit)	(663)	(2,899)	141	(10,655)

Loss from Discontinued Operations	(22,780)	(5,276)	(21,702)	(12,037)

Net Income	$127,459	$104,830	$442,424	$354,765

Income from continuing operations per common share—basic	$1.09	$0.80	$3.37	$2.67

Net Income per common share—basic	$0.93	$0.76	$3.21	$2.58

Income from continuing operations per common share—diluted	$1.08	$0.79	$3.33	$2.65

Net Income per common share—diluted	$0.92	$0.75	$3.18	$2.56

Weighted average common shares outstanding—basic	137,668	138,197	137,695	137,473

Weighted average common shares outstanding—diluted	139,068	139,969	139,292	138,585

See accompanying notes to condensed consolidated financial statements.

 UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheet

(Dollars in thousands)	(Unaudited) September 30, 2007	December 31, 2007	(Unaudited) September 30, 2008
Assets
Cash and due from banks	$1,715,742	$2,106,927	$1,959,484
Interest bearing deposits in banks	151,000	104,528	16,029
Federal funds sold and securities purchased under resale agreements	381,604	310,178	488,014

Total cash and cash equivalents	2,248,346	2,521,633	2,463,527
Trading account assets:
Pledged as collateral	—	—	18,124
Held in portfolio	507,961	603,333	711,293
Securities available for sale:
Pledged as collateral	77,732	685,123	1,404,463
Held in portfolio	8,427,764	7,770,037	6,890,891
Loans (net of allowance for loan losses: September 30, 2007, $350,491; December 31, 2007, $402,726; September 30, 2008, $580,474)	39,394,850	40,801,462	47,725,644
Due from customers on acceptances	18,648	16,482	21,562
Premises and equipment, net	477,697	486,034	474,519
Intangible assets	7,583	6,458	4,447
Goodwill	360,058	355,287	355,287
Other assets	2,698,377	2,358,915	2,524,839
Assets of discontinued operations to be disposed or sold	124,029	122,984	5,157

Total assets	$54,343,045	$55,727,748	$62,599,753

Liabilities
Noninterest bearing	$13,675,884	$13,802,640	$13,694,272
Interest bearing	28,567,005	28,877,551	28,661,581

Total deposits	42,242,889	42,680,191	42,355,853
Federal funds purchased and securities sold under repurchase agreements	1,823,872	1,631,602	1,760,442
Commercial paper	1,706,135	1,266,656	1,659,935
Other borrowed funds	298,548	1,875,619	6,718,935
Trading account liabilities	251,051	351,057	506,890
Acceptances outstanding	18,648	16,482	21,562
Other liabilities	1,322,416	1,108,585	1,020,085
Medium- and long-term debt	1,871,726	1,913,622	3,827,164
Junior subordinated debt payable to subsidiary grantor trust	14,546	14,432	14,093
Liabilities of discontinued operations to be extinguished or assumed	123,760	131,521	22,146

Total liabilities	49,673,591	50,989,767	57,907,105

Commitments, contingencies and guarantees—See Note 14
Stockholders' Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of September 30, 2007, December 31, 2007 and September 30, 2008	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 157,272,167 shares as of September 30, 2007, 157,559,521 shares as of December 31, 2007 and 159,834,897 shares as of September 30, 2008	157,272	157,559	159,835
Additional paid-in capital	1,144,971	1,153,737	1,299,045
Treasury stock—18,748,501 shares as of September 30, 2007, 19,723,453 shares as of December 31, 2007 and 19,764,999 shares as of September 30, 2008	(1,152,157)	(1,202,584)	(1,204,759)
Retained earnings	4,818,477	4,912,392	5,050,682
Accumulated other comprehensive loss	(299,109)	(283,123)	(612,155)

Total stockholders' equity	4,669,454	4,737,981	4,692,648

Total liabilities and stockholders' equity	$54,343,045	$55,727,748	$62,599,753

See accompanying notes to condensed consolidated financial statements.

 UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders' equity
BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income
Net income—For the nine months
ended September 30, 2007					442,424		442,424
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on
cash flow hedges						24,289	24,289
Net change in unrealized losses on
securities available for sale						(74,805)	(74,805)
Foreign currency translation adjustment						602	602
Net change in pension and other benefits						10,179	10,179

Total comprehensive income							402,689
FIN No. 48 adjustment(1)					(49,300)		(49,300)
FSP FAS 13-2 adjustment(2)					(20,803)		(20,803)
Stock options exercised	785,072	785	31,936				32,721
Restricted stock granted, net of forfeitures	20,062	20	(20)				—
Restricted stock and performance share units vested	6,976	7	(7)				—
Excess tax benefit—stock-based compensation			4,920				4,920
Compensation expense—stock options			10,366				10,366
Compensation expense—restricted stock			10,671				10,671
Compensation expense—restricted stock units, performance share units and other share-based compensation			3,456				3,456
Common stock repurchased(3)				(87,551)			(87,551)
Dividends declared on common stock,
$1.51 per share(4)					(209,116)		(209,116)

Net change		812	61,322	(87,551)	163,205	(39,735)	98,053

BALANCE SEPTEMBER 30, 2007	157,272,167	$157,272	$1,144,971	$(1,152,157)	$4,818,477	$(299,109)	$4,669,454

BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income
Net income—For the nine months
ended September 30, 2008					354,765		354,765
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						11,417	11,417
Net change in unrealized losses on securities available for sale						(346,866)	(346,866)
Foreign currency translation adjustment						(625)	(625)
Net change in pension and other benefits						7,042	7,042

Total comprehensive income							25,733
EITF 06-4 adjustment(5)					(236)		(236)
EITF 06-11 adjustment(6)			162				162
Stock options exercised	2,255,373	2,256	104,941				107,197
Restricted stock granted, net of forfeitures	20,003	20	(20)				—
Excess tax benefit—stock-based compensation			11,910				11,910
Compensation expense—stock options			9,848				9,848
Compensation expense—restricted stock			12,731				12,731
Compensation expense—restricted stock units, performance share units and other share-based compensation			5,736				5,736
Common stock repurchased(3)				(2,175)			(2,175)
Dividends declared on common stock, $1.56 per share(4)					(216,239)		(216,239)

Net change		2,276	145,308	(2,175)	138,290	(329,032)	(45,333)

BALANCE SEPTEMBER 30, 2008	159,834,897	$159,835	$1,299,045	$(1,204,759)	$5,050,682	$(612,155)	$4,692,648

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

 UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008
Cash Flows from Operating Activities:
Net income	$442,424	$354,765
Loss from discontinued operations, net of taxes	(21,702)	(12,037)

Income from continuing operations, net of taxes	464,126	366,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	25,000	284,000
Provision for losses on off-balance sheet commitments	5,000	21,000
Depreciation, amortization and accretion	84,514	85,125
Stock-based compensation—stock options and other share-based compensation	24,493	28,315
Provision for deferred income taxes	23,359	74,771
Gains on sales of securities available for sale, net	(1,621)	(48)
Net decrease in accrued expenses	(34,575)	(427,084)
Net increase in trading account assets	(131,640)	(126,084)
Net (decrease) increase in trading account liabilities	(7,085)	155,833
Net increase in prepaid expenses	(50,879)	(12,824)
Net increase in fees and other receivables	(166,843)	(63,740)
Net increase in other liabilities	184,028	461,277
Net increase in other assets	(428,388)	(59,916)
Loans originated for resale	(615,139)	(430,650)
Net proceeds from sale of loans originated for resale	383,716	392,551
Excess tax benefit—stock-based compensation	(4,920)	(11,910)
Other, net	54,602	4,725
Discontinued operations, net	(7,333)	80,143

Total adjustments	(663,711)	455,484

Net cash provided by (used in) operating activities	(199,585)	822,286

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	332,450	11,388
Proceeds from matured and called securities available for sale	1,455,545	1,185,604
Purchases of securities available for sale	(1,656,178)	(1,592,482)
Purchases of premises and equipment, net	(64,749)	(53,924)
Net increase in loans	(2,927,817)	(7,185,181)
Other, net	—	(5,054)
Discontinued operations, net	917	3,732

Net cash used in investing activities	(2,859,832)	(7,635,917)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	392,207	(324,338)
Net increase in federal funds purchased and securities sold under repurchase agreements	739,945	128,840
Net (decrease) increase in commercial paper and other borrowed funds	(85,041)	5,236,595
Proceeds from issuance of medium- and long-term debt	749,250	1,901,000
Repayment of medium-term debt	(200,000)	—
Common stock repurchased	(87,551)	(2,175)
Payments of cash dividends	(202,962)	(215,246)
Stock options exercised	37,641	119,107
Other, net	1,352	(625)
Discontinued operations, net	(19,143)	(87,460)

Net cash provided by financing activities	1,325,698	6,755,698

Net decrease in cash and cash equivalents	(1,733,719)	(57,933)
Cash and cash equivalents at beginning of period	3,981,435	2,521,633
Effect of exchange rate changes on cash and cash equivalents	630	(173)

Cash and cash equivalents at end of period	$2,248,346	$2,463,527

Cash Paid During the Period For:
Interest	$978,118	$703,335
Income taxes, net	223,798	235,156
Supplemental Schedule of Noncash Investing and Financing Activities:
Loans transferred to foreclosed assets (OREO)	$1,571	$17,750

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

        The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc., owned approximately 64 percent of the Company's outstanding common stock at September 30, 2008. For information on BTMU's acquisition of additional shares of the Company's outstanding common stock, see Note 16 to these condensed consolidated financial statements.

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy ranks the quality and reliability of information used to determine fair values with the highest priority given to quoted prices in active markets and the lowest priority given to model values that include inputs based on unobservable data. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement was effective January 1, 2008. However, on February 12, 2008, the FASB issued Staff Position (FSP) FAS 157-2, "Effective Date of FASB Statement 157," which allows companies to delay for one year the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The Company has elected to delay the effective date of the Statement for its nonfinancial assets and liabilities, including goodwill and intangible assets. Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities measured and reported at fair value. At adoption, there was no impact on the

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

Company's financial position or results of operations. For detailed information on the Company's fair value measurements, see Note 10 to these condensed consolidated financial statements.

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

  The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." The Statement permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. An entity may elect the fair value option for existing assets and liabilities at the date of initial adoption and when first recognizing eligible instruments. The Statement was effective January 1, 2008. Management did not make the fair value option election, and, therefore, there was no impact on the Company's financial position or results of operations.

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

  The Hierarchy of Generally Accepted Accounting Principles

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The Statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with US GAAP. The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management believes that the adoption of this Statement will not have an impact on the Company's financial position or results of operations.

  Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." The FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share (EPS). Under the FSP, the Company's unvested restricted stock shares are considered participating securities and will be included in the computation of EPS upon adoption of the FSP. The FSP is effective January 1, 2009 and retrospective application is required. Management believes that the adoption of this FSP will not have an impact on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Disclosures about Credit Derivatives and Certain Guarantees

        In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (FIN) 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." The FSP requires sellers of credit derivatives to provide expanded disclosures about the nature of their credit derivatives, the maximum potential amount of future payments and the fair value of credit derivatives at the financial statement date. The FIN requires guarantors to disclose the current status of the payment/performance risk of all guarantees. The Statement, which applies only to disclosures, is effective December 31, 2008.

  Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ended and as of September 30, 2008. At adoption, there was no impact on the Company's financial position or results of operations.

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

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) in the third quarter of 2007. For additional information, refer to Note 14 to these condensed consolidated financial statements.

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

  International Correspondent Banking Business Discontinued Operations

        The components of expense from the ICBB discontinued operations for the three and nine months ended September 30, 2007 and 2008 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Noninterest expense	$23,297	$—	$23,297	$—

Loss from discontinued operations before income taxes	(23,297)	—	(23,297)	—
Income tax benefit	(661)	—	(661)	—

Loss from discontinued operations	$(22,636)	$—	$(22,636)	$—

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

  Retirement Recordkeeping Business Discontinued Operations

        At September 30 and December 31, 2007 and September 30, 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008
Assets
Premises and equipment	$1,370	$1,086	$—
Intangible assets	1,731	—	—
Other assets	6,008	6,518	5,157

Assets of discontinued operations to be disposed or sold	$9,109	$7,604	$5,157

Liabilities
Noninterest bearing deposits	$3	$—	$—
Interest bearing deposits	103,199	98,516	11,060
Other liabilities	268	9,483	9,269

Liabilities of discontinued operations to be extinguished or assumed	$103,470	$107,999	$20,329

        The $9.0 million increase in other liabilities from September 30, 2007 to September 30, 2008 was mainly due to severance accruals recorded in December 2007.

        The components of income from the RRB discontinued operations for the three and nine months ended September 30, 2007 and 2008 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Net interest income	$1,103	$226	$3,700	$1,540
Noninterest income	11,717	891	35,346	18,419
Noninterest expense	10,433	9,037	32,654	31,217

Income (loss) from discontinued operations before income taxes	2,387	(7,920)	6,392	(11,258)
Income tax expense (benefit)	970	(2,809)	2,511	(3,973)

Income (loss) from discontinued operations	$1,417	$(5,111)	$3,881	$(7,285)

        The RRB's net interest income for the three months ended September 30, 2007 and 2008 included the allocation of interest income (based on its average net liabilities) of $1.2 million and $0.3 million, respectively, and $4.0 million and $1.8 million for the nine months ended September 30, 2007 and 2008, respectively. Noninterest income for the three months ended September 30, 2007 and 2008 included trust fees of $11.7 million and $0.9 million, respectively, and $35.3 million and $7.3 million for the nine months ended September 30, 2007 and 2008, respectively. Noninterest income for the nine months ended September 30, 2008 also included $11.8 million in servicing revenues from Prudential. The majority of these servicing revenues were earned in the first half of 2008, as the migration of customers onto Prudential's accounting

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

systems was completed in June 2008. For the three months ended September 30, 2007 and 2008, noninterest expense included salaries and benefits expense of $6.2 million and $4.7 million, respectively, and $19.3 million and $16.0 million for the nine months ended September 30, 2007 and 2008, respectively.

  Insurance Brokerage Business Discontinued Operations

        At September 30 and December 31, 2007 and September 30, 2008, the assets and liabilities identified as the IBB discontinued operations consisted of the following:

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008
Assets
Cash and due from banks	$3	$3	$—
Securities available for sale	13	11
Premises and equipment	4,307	4,163	—
Intangible assets	12,887	12,110	—
Goodwill	93,431	93,431
Other assets	4,279	5,662	—

Assets of discontinued operations to be disposed or sold	$114,920	$115,380	$—

Liabilities
Other borrowed funds	$181	$4	$—
Other liabilities	20,109	23,518	1,817

Liabilities of discontinued operations to be extinguished or assumed	$20,290	$23,522	$1,817

        The components of income from the IBB discontinued operations for the three and nine months ended September 30, 2007 and 2008 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Net interest expense	$(1,221)	$—	$(3,650)	$(993)
Noninterest income	15,828	249	52,199	35,840
Noninterest expense	17,140	504	53,205	46,281

Loss from discontinued operations before income taxes	(2,533)	(255)	(4,656)	(11,434)
Income tax benefit	(972)	(90)	(1,709)	(6,682)

Loss from discontinued operations	$(1,561)	$(165)	$(2,947)	$(4,752)

        The IBB's net interest expense for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the three months ended September 30, 2007 included insurance commissions of $15.9 million, and $52.2 million and $25.7 million for the nine months ended September 30, 2007 and 2008, respectively. Noninterest income for the nine months ended September 30,

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Discontinued Operations (Continued)

2008 also included a $9.8 million pre-tax gain from the sale of IBB and $0.2 million in subsequent gain adjustments for the three and nine months ended September 30, 2008. Noninterest expense for the three months ended September 30, 2007 and 2008 included salaries and benefits expense of $13.5 million and $0.5 million, respectively, and $41.0 million and $21.2 million, for the nine months ended September 30, 2007 and 2008, respectively. For the nine months ended September 30, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when the Company determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

Note 4—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees (costs) of ($13) million, ($15) million and ($9) million, at September 30, 2007, December 31, 2007 and September 30, 2008, respectively, is as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008
Commercial, financial and industrial	$13,837,388	$14,563,477	$17,700,604
Construction	2,411,434	2,406,729	2,653,945
Mortgage:
Residential	13,451,633	13,827,241	15,691,872
Commercial	6,529,125	7,021,299	8,032,010

Total mortgage	19,980,758	20,848,540	23,723,882
Consumer:
Installment	1,258,485	1,327,348	2,166,912
Revolving lines of credit	1,328,747	1,334,132	1,361,784

Total consumer	2,587,232	2,661,480	3,528,696
Lease financing	634,524	654,467	642,642

Total loans held to maturity	39,451,336	41,134,693	48,249,769
Total loans held for sale	294,005	69,495	56,349

Total loans	39,745,341	41,204,188	48,306,118
Allowance for loan losses	350,491	402,726	580,474

Loans, net	$39,394,850	$40,801,462	$47,725,644

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Allowance for loan losses, beginning of period	$335,952	$526,401	$331,077	$402,726
Loans charged off	(4,501)	(64,548)	(13,066)	(111,093)
Recoveries of loans previously charged off	2,681	1,993	6,731	5,404

Total net loans charged off	(1,820)	(62,555)	(6,335)	(105,689)
Provision for loan losses	16,000	117,000	25,000	284,000
Foreign translation adjustment and other net additions	359	(372)	749	(563)

Allowance for loan losses, end of period	$350,491	$580,474	$350,491	$580,474
Allowance for losses on off-balance sheet commitments	86,374	111,374	86,374	111,374

Allowances for credit losses, end of period	$436,865	$691,848	$436,865	$691,848

        Nonaccrual loans totaled $51.2 million and $288.9 million at September 30, 2007 and 2008, respectively. There were no troubled debt restructured loans at September 30, 2007 and $1.4 million at September 30, 2008. Loans 90 days past due and still accruing totaled $17.9 million and $49.2 million at September 30, 2007 and 2008, respectively.

Note 5—Goodwill and Intangible Assets

  Goodwill

        The carrying amount of goodwill at September 30, 2007 and 2008 was $360.1 million and $355.3 million, respectively. There were no changes in the carrying amount of goodwill, which is reported on a continuing operating basis, during the nine months ended September 30, 2007 and 2008.

        As a result of softening in the insurance market and declining fair value, the Company performed a goodwill impairment test as of March 31, 2008 on its insurance brokerage business, which was sold in June 2008. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," the Company determined that the value of the net assets was greater than the fair value of the insurance brokerage business, which was based on indicative prices for insurance agencies. Consequently, the Company recorded an $18.7 million goodwill impairment charge, which is included in discontinued operations in the first quarter of 2008. As part of the sale of the IBB in June 2008, the Company eliminated its related goodwill balances. For additional information on the Company's sale of its insurance brokerage business, see Note 3 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Goodwill and Intangible Assets (Continued)

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets, which consist of core deposit intangibles, and accumulated amortization on a continuing operations basis at September 30, 2007 and 2008. The identifiable intangible assets related to the discontinued operations of the retirement recordkeeping business and the insurance brokerage business have been excluded from this table.

	September 30, 2007			September 30, 2008
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$51,698	$(44,115)	$7,583	$43,114	$(38,667)	$4,447

        Total amortization expense for the three months ended September 30, 2007 and 2008 was $1.1 million and $0.7 million, respectively. Total amortization expense for the nine months ended September 30, 2007 and 2008 was $3.4 million and $2.0 million, respectively.

        The table below reflects the Company's expected identifiable intangible amortization expense, after September 30, 2008, on a continuing operations basis.

(Dollars in thousands)	Core Deposit Intangibles
Estimated amortization expense for the years ending:
Remaining 2008	$670
2009	1,571
2010	800
2011	443
2012	336
2013	240
thereafter	387

Total amortization expense after September 30, 2008	$4,447

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2008.

	Pension Benefits		Other Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Components of net periodic benefit cost
Service cost	$12,559	$12,784	$1,929	$2,018
Interest cost	17,797	19,411	2,571	2,821
Expected return on plan assets	(31,586)	(33,411)	(3,478)	(3,369)
Amortization of prior service cost	64	—	(24)	(22)
Amortization of transition amount	—	—	508	509
Recognized net actuarial loss	4,002	2,483	633	816

Total net periodic benefit cost	$2,836	$1,267	$2,139	$2,773

	Pension Benefits		Other Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Components of net periodic benefit cost
Service cost	$37,676	$38,351	$6,095	$6,055
Interest cost	53,393	58,234	8,253	8,463
Expected return on plan assets	(94,759)	(100,232)	(10,434)	(10,108)
Amortization of prior service cost	192	—	(72)	(70)
Amortization of transition amount	—	—	1,526	1,527
Recognized net actuarial loss	12,006	7,449	2,831	2,497

Total net periodic benefit cost	$8,508	$3,802	$8,199	$8,364

        For further discussion of the Company's employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company's 2007 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in Thousands)	September 30, 2007	December 31, 2007	September 30, 2008
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 4.75%, 4.29% and 1.90% at September 30, 2007, December 31, 2007 and September 30, 2008, respectively(1)	$1,823,872	$1,631,602	$1,760,442
Commercial paper, with weighted average interest rates of 4.97%, 4.25%, and 2.26% at September 30, 2007, December 31, 2007 and September 30, 2008, respectively(1)	1,706,135	1,266,656	1,659,935
Other borrowed funds:(2)
Federal Home Loan Bank borrowings, with weighted average interest rates of 6.77%, 4.52% and 2.63% at September 30, 2007, December 31, 2007, and September 30, 2008 respectively(1)	1,000	949,000	2,600,000
Term federal funds purchased, with weighted average interest rates of 5.45%, 4.79% and 2.63% at September 30, 2007, December 31, 2007 and September 30, 2008, respectively(1)	204,420	805,970	807,730
Federal Reserve Bank Term Borrowings, with weighted average interest rate of 3.14% at September 30, 2008(1)	—	—	3,000,000
Borrowings from Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), with weighted average interest rate of 5.59% at September 30, 2008(1)	—	—	200,000
All other borrowed, with weighted average interest rates of 4.25%, 5.24% and 2.49% at September 30, 2007, December 31, 2007, and September 30, 2008, respectively(1)	93,128	120,649	111,205

Total borrowed funds	$3,828,555	$4,773,877	$10,139,312

(1)
Weighted average interest rates provided relate to external funding and do not reflect expenses (earnings) allocated on net funding to discontinued operations. For further information, see Note 3 to these condensed consolidated financial statements.

(2)
Reflects borrowings with maturities of one year or less.

        In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. As of September 30, 2008, the Company had $200 million outstanding under this facility.

Note 8—Medium- and Long-Term Debt

        In the second quarter of 2008, the Bank began borrowing from the Federal Home Loan Bank (FHLB) on a medium-term basis. The FHLB advances are secured by certain of the Bank's assets and bear either a fixed or

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Medium- and Long-Term Debt (Continued)

floating interest rate. The floating rate advances are tied to the 3-month LIBOR plus a spread, with reset dates every 90 days. At September 30, 2008, the Bank's outstanding borrowings from the FHLB were $1.9 billion with a weighted average interest rate of 3.13 percent and a weighted average remaining maturity of 17 months.

Note 9—Management Stock Plans

        The Company has two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), have 27.0 million and 6.6 million shares, respectively, of the Company's common stock authorized to be awarded to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU are not eligible for stock awards. For further discussion of the Company's stock plans, see Note 16 to the Consolidated Financial Statements in the Company's 2007 Form 10-K.

        See Note 16 to these condensed consolidated financial statements for information on the privatization of the Company. On November 4, 2008, outstanding awards under the management stock plans discussed below were canceled in exchange for the right to receive the cash value of those awards. No additional awards are expected to be granted under these plans. The following discussion within Note 9 is as of September 30, 2008, and does not take into consideration the impact of the Company's privatization.

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

        Under the 2000 Stock Plan, the Company grants stock options and restricted stock. Additionally, under this plan, the Company issues shares of common stock upon the vesting and settlement of performance shares settled in common stock and restricted stock units, as well as upon the settlement of stock units. Under the 1997 Stock Plan, the Company issues shares of common stock upon exercise of outstanding stock options. The Company issues new shares of common stock for all awards under the stock plans. A total of 7,141,032 shares were available for future grants under the 2000 Stock Plan at September 30, 2008. These available shares have taken into account the outstanding number of shares of stock options and restricted stock, as well as the maximum number of shares that may be issued upon the vesting and settlement of outstanding performance shares settled in common stock and restricted stock units, and upon the settlement of outstanding stock units. The remaining shares under the 1997 Stock Plan are not available for future grants.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Management Stock Plans (Continued)

  Stock Options

        The following table summarizes stock option transactions under the stock plans for the nine months ended September 30, 2008.

	For the Nine Months Ended September 30, 2008
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of the period(1)	9,673,146	$51.14
Granted	823,610	51.06
Exercised	(2,255,373)	47.53
Forfeited	(101,195)	58.11

Options outstanding, end of the period(1)	8,140,188	$52.05	4.80	$172,900

Options exercisable, end of the period	5,094,342	$50.29	4.08	$117,152

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

For the Nine Months Ended September 30, 2008
Weighted-average fair value—per share	$7.21
Risk-free interest rate	2.2 - 3.3%
Expected volatility	22.2 - 27.4%
Weighted-average expected volatility	24.3%
Expected term (in years)	3.9 - 4.4
Expected dividend yield	4.4 - 5.2%
Weighted-average expected dividend yield	4.4%

        The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2008 was $15.7 million and $43.2 million, respectively, with a corresponding tax benefit of $5.6 million and $15.5 million, respectively. The total fair value of options vested during the nine months ended September 30, 2007 and 2008 was $20.2 million and $10.3 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Management Stock Plans (Continued)

        The Company recognized $10.4 million and $9.8 million of compensation cost for share-based payment arrangements related to stock option awards with a $4.0 million and $3.8 million corresponding tax benefit during the nine months ended September 30, 2007 and 2008, respectively. As of September 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards was $13.4 million and the weighted-average period over which the cost is expected to be recognized was 1.1 years.

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

        The following is a summary of the Company's nonvested restricted stock awards as of September 30, 2008 and changes during the nine months ended September 30, 2008.

	For the Nine Months Ended September 30, 2008
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards, beginning of the period	881,117	$59.00
Granted	50,787	46.64
Vested	(123,646)	62.36
Forfeited	(31,745)	58.16

Nonvested restricted awards, end of the period	776,513	$57.71

        The total fair value of the restricted stock awards vested during the nine months ended September 30, 2007 and 2008, was $7.0 million, and $7.7 million, respectively, with a corresponding tax benefit of $2.4 million and $2.3 million, respectively.

        The Company recognized $10.7 million and $12.7 million of compensation cost for share-based payment arrangements related to restricted stock awards with a $4.2 million and $4.9 million corresponding tax benefit during the nine months ended September 30, 2007 and 2008, respectively. At September 30, 2008, the total unrecognized compensation cost related to nonvested restricted stock awards was $28.8 million and the weighted-average period over which it is expected to be recognized was 1.3 years.

  Restricted Stock Units and Stock Units

        Starting in July 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consist of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vests in full on the first anniversary of the grant date, and the initial grant vests in three equal installments on each of the first three anniversaries of the grant date. The grant date fair value of awards is equal to the closing price on date of grant. During the nine months ended

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Management Stock Plans (Continued)

September 30, 2008, the Company granted 25,410 restricted stock units with a weighted-average grant date fair value of $41.41 per unit. There were no restricted stock units forfeited during the nine months ended September 30, 2008. The total fair value of the restricted stock units that vested during the nine months ended September 30, 2008 was $0.8 million. The Company recognized $0.6 million and $1.1 million of compensation cost with a corresponding $0.3 million and $0.4 million tax benefit related to these grants during the nine months ended September 30, 2007 and 2008, respectively. As of September 30, 2008, the total unrecognized compensation cost related to restricted stock units was $1.1 million and the weighted-average period over which it is expected to be recognized was 8 months.

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

For the Nine Months Ended September 30, 2008
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

(Unaudited)

Note 9—Management Stock Plans (Continued)

closing price of the Company's common stock for the final six months of the performance period. All cancelled or forfeited performance shares become available for future grants. The following is a summary of performance shares that are redeemable in cash under the Performance Share Plan.

	For the Nine Months Ended September 30,
(Dollars in millions)	2007	2008
Performance shares granted	—	—
Performance shares forfeited	—	—
Fair value of performance shares that vested	$7.4	$—
Cash payments made for performance shares that vested	$7.4	$5.7
Fair value of performance shares that vested and deferred	$—	$—
Performance shares compensation expense	$0.8	$—
Tax benefit related to compensation expense	$0.3	$—
Liability for cash settlement of performance shares, end of the period	$5.1	$—

        The compensation cost related to these grants that are redeemable in cash was fully recognized as of September 30, 2008.

  Performance Shares—Redeemable in Shares

        The following is a summary of performance shares that are redeemable in shares under the Performance Share Plan.

	For the Nine Months Ended September 30,
(Dollars in millions, except per share)	2007	2008
Performance shares granted	68,677	91,750
Weighted average grant date fair value—per share	$63.42	$51.42
Performance shares forfeited	1,500	—
Fair value of performance shares that vested during the period	$0.3	$—
Performance shares compensation expense	$2.7	$4.6
Tax benefit related to compensation expense	$1.1	$1.8

        As of September 30, 2008, the total unrecognized compensation cost related to grants that are redeemable in shares was $4.7 million and the weighted-average period over which it is expected to be recognized was 1 year. The Company issues new shares under the 2000 Stock Plan upon vesting and settlement of these grants that are redeemable in shares.

Note 10—Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no effect on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

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

(Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

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

  Derivatives:    The Company's derivatives are traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to reflect counterparty credit quality and to consider the creditworthiness of the Company. Derivatives, which are included in trading account assets, trading account liabilities and other assets, are generally classified as Level 2.

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

(Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following table presents financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy.

	September 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$77,751	$679,181	—	$(27,515)	$729,417
Securities available for sale	866,544	6,151,816	$1,276,994	—	8,295,354
Other assets(2)	—	128,876	—	(23,360)	105,516

Total assets	$944,295	$6,959,873	$1,276,994	$(50,875)	$9,130,287

Liabilities
Trading account liabilities	$5,343	$552,422	$—	$(50,875)	$506,890

Total liabilities	$5,343	$552,422	$—	$(50,875)	$506,890

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)
Other assets include nontrading derivative assets.

        The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months and nine months ended September 30, 2008. Level 3 available for sale securities include CLOs. The CLOs were valued using broker quotes that are derived from pricing models whose assumptions are based on observable inputs adjusted for unobservable liquidity spreads.

(Dollars in thousands)	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Balance, beginning of period.	$1,518,339	$1,769,880
Total gains/(losses) (realized/unrealized):
Included in income before taxes	61	183
Included in other comprehensive income	(241,367)	(493,030)
Purchases, issuances and settlements	(39)	(39)
Transfers in/out Level 3	—	—

Balance, end of period	$1,276,994	$1,276,994

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at September 30, 2008	$29	$87

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value of Financial Instruments (Continued)

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of September 30, 2008, for which a nonrecurring change in fair value has been recorded during the three-month period ended September 30, 2008.

	September 30, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Losses for the Three Months Ended September 30, 2008	Losses for the Nine Months Ended September 30, 2008
Loans	$41,133	$—	$—	$41,133	$(3,304)	$(9,141)
Other assets	1,000	—	—	1,000	(1,000)	(1,000)

Total	$42,133	$—	$—	$42,133	$(4,304)	$(10,141)

        Loans include a loan held for sale and loans impaired under SFAS No. 114 that are valued based on the fair value of the underlying collateral. The fair value of the loan held for sale was determined using quoted prices for similar assets, adjusted for management's judgment. The fair value of SFAS No. 114 loans was determined based on appraised values of the underlying collateral adjusted for management's judgment. Other assets include private equity investments that were written down to fair value during the period as a result of an impairment. The fair value of private equity investments was estimated based on the company's current and projected financial performance.

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At September 30, 2008, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.3 years.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In the third quarter of 2008, the Company recognized a net gain of $292 thousand due to ineffectiveness, which is recognized in other noninterest expense, compared to a net gain of $16 thousand in the third quarter of 2007.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12—Earnings Per Share (EPS)

        Basic EPS ratio is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the dilutive effect of common stock equivalents outstanding on an average basis during the period. Stock options, nonvested restricted stock, restricted stock units, stock units and performance shares are common stock equivalents.

        The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
(Amounts in thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$150,239	$150,239	$110,106	$110,106	$464,126	$464,126	$366,802	$366,802
Loss from discontinued operations	(22,780)	(22,780)	(5,276)	(5,276)	(21,702)	(21,702)	(12,037)	(12,037)

Net income	$127,459	$127,459	$104,830	$104,830	$442,424	$442,424	$354,765	$354,765

Weighted average common shares outstanding	137,668	137,668	138,197	138,197	137,695	137,695	137,473	137,473
Additional shares due to:
Assumed conversion of dilutive share-based compensation	—	1,400	—	1,772	—	1,597	—	1,112

Adjusted weighted average common shares outstanding	137,668	139,068	138,197	139,969	137,695	139,292	137,473	138,585

Income from continuing operations per share	$1.09	$1.08	$0.80	$0.79	$3.37	$3.33	$2.67	$2.65
Loss from discontinued operations per share	(0.16)	(0.16)	(0.04)	(0.04)	(0.16)	(0.15)	(0.09)	(0.09)

Net income per share	$0.93	$0.92	$0.76	$0.75	$3.21	$3.18	$2.58	$2.56

        The following table provides the number of options and the corresponding exercise prices for those options that were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2008 because they were antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Options outstanding	2,922,892	1,570,251	1,801,862	2,420,564
Exercise price of options	$59.74 - $71.23	$61.56 - $71.23	$61.56 - $71.23	$53.43 - $71.23

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Accumulated Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$13,940	$(5,332)	$8,608
Reclassification adjustment for net losses on hedges included in net income	25,395	(9,714)	15,681

Net change in unrealized losses on hedges	39,335	(15,046)	24,289

Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(119,521)	45,717	(73,804)
Reclassification adjustment for net gains on securities available for sale included in net income	(1,621)	620	(1,001)

Net change in unrealized losses on securities available for sale	(121,142)	46,337	(74,805)

Foreign currency translation adjustment	975	(373)	602

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	120	(46)	74
Amortization of transition amount	1,526	(583)	943
Recognized net actuarial loss	14,837	(5,675)	9,162

Net change in pension and other benefits	16,483	(6,304)	10,179

Net change in accumulated other comprehensive loss	$(64,349)	$24,614	$(39,735)

For the Nine Months Ended September 30, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$80,007	$(30,603)	$49,404
Reclassification adjustment for net gains on hedges included in net income	(61,517)	23,530	(37,987)

Net change in unrealized gains on hedges	18,490	(7,073)	11,417

Securities available for sale:
Unrealized holding losses arising during the period on securities available for sale	(561,678)	214,842	(346,836)
Reclassification adjustment for net gains on securities available for sale included in net income	(48)	18	(30)

Net change in unrealized losses on securities available for sale	(561,726)	214,860	(346,866)

Foreign currency translation adjustment	(1,012)	387	(625)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(70)	27	(43)
Amortization of transition amount	1,527	(584)	943
Recognized net actuarial loss	9,946	(3,804)	6,142

Net change in pension and other benefits	11,403	(4,361)	7,042

Net change in accumulated other comprehensive loss	$(532,845)	$203,813	$(329,032)

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table presents accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the period	24,289	(74,805)	602	10,179	(39,735)

Balance, September 30, 2007	$(3,116)	$(132,683)	$825	$(164,135)	$(299,109)

Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the period	11,417	(346,866)	(625)	7,042	(329,032)

Balance, September 30, 2008	$34,980	$(476,029)	$115	$(171,221)	$(612,155)

Note 14—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	September 30, 2008
Commitments to extend credit	$22,657,911
Standby letters of credit	4,481,382
Commercial letters of credit	70,095
Risk participations in bankers' acceptances	12,100
Commitments to fund principal investments	107,734
Commitments to fund low-income housing credit (LIHC) investments	147,189

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2008, the carrying value of the Company's risk participations in bankers' acceptances, standby and commercial letters of credit totaled $5.7 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Commitments, Contingencies and Guarantees (Continued)

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

        The Company is a fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over an eleven-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of September 30, 2008, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $172.1 million. The Company maintains a reserve of $6.6 million for these guarantees included in other liabilities.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of September 30, 2008, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.7 billion. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit placed with the Bank. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of September 30, 2008, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.5 billion at September 30, 2008. The market value of the associated collateral was $2.6 billion at September 30, 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Commitments, Contingencies and Guarantees (Continued)

In the third quarter of 2008, due to unprecedented market volatility, the Company experienced $9.8 million in losses related to the securities lending program.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap or option contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2008, the maximum exposure to loss under these contracts totaled $30.6 million. At September 30, 2008, the Company maintained a reserve of $1.3 million for losses related to these guarantees included in trading account liabilities.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company had a liability of $9.5 million and $6.6 million at December 31, 2007 and September 30, 2008, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The reduction in this liability from December 31, 2007 to September 30, 2008 was primarily due to the establishment of an escrow account by Visa, during its initial public offering in March 2008, to pay for settlements of its antitrust lawsuits. On October 27, 2008, VISA announced the settlement terms of their antitrust litigation with Discover Financial Services. The Company has concluded that its $6.6 million liability at September 30, 2008 adequately provides for the settlement. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa.

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

        On September 14, 2007, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the Office of the Comptroller of the Currency (OCC). The Order imposed a civil money penalty of $10 million and required the Bank to take actions to improve compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provided that the $10 million penalty was deemed to be satisfied by the Bank's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, the Bank entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ agreed to defer prosecution for past violations of BSA/AML that occurred in the Bank's now discontinued international banking business, and to dismiss prosecution completely if the Bank met the conditions of the Order for one year. Pursuant to the DPA, the Bank also paid $21.6 million in the third quarter of 2007 to the DOJ. The OCC terminated the Order on September 25, 2008. On October 1, 2008, the DPA was also terminated and the criminal case to which it related was dismissed.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Business Segments

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services, and risk management for small businesses and individuals. At September 30, 2007 and 2008, Retail Banking had $222.2 million and $217.5 million, respectively, of goodwill. In December 2007, $4.8 million of goodwill attributed to the retirement recordkeeping business was eliminated against the gain on sale of this business. For further information on this sale, see Note 3 to these condensed consolidated financial statements.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At both September 30, 2007 and 2008, Wholesale Banking had $137.8 million of goodwill. In March 2008, a goodwill impairment charge of $18.7 million, which is included in discontinued operations, was recorded related to the insurance brokerage business. The remaining goodwill associated with the insurance brokerage business of $74.7 million was eliminated in June 2008, when the business was sold. Refer to Note 5 to these condensed consolidated financial statements for further information on the impairment and Note 3 to these condensed consolidated financial statements for further information on the sale of the insurance brokerage business.

        The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segments as of September 30, 2007 and 2008.

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

Note 15—Business Segments (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$221,023	$251,559	$241,467	$306,895
Noninterest income	123,802	122,546	93,834	92,489

Total revenue	344,825	374,105	335,301	399,384
Noninterest expense	218,197	251,561	140,144	156,304
Credit expense (income)	6,361	7,056	28,231	49,115

Income (loss) from continuing operations before income taxes	120,267	115,488	166,926	193,965
Income tax expense (benefit)	46,002	44,174	50,834	55,457

Income (loss) from continuing operations	74,265	71,314	116,092	138,508
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$74,265	$71,314	$116,092	$138,508

Total assets, end of period—Market View (dollars in millions):	$18,508	$21,577	$27,188	$32,807

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2007	2008	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(33,690)	$(35,921)	$(2,237)	$(2,787)	$426,563	$519,746
Noninterest income	7,245	2,973	(16,694)	(19,287)	208,187	198,721

Total revenue	(26,445)	(32,948)	(18,931)	(22,074)	634,750	718,467
Noninterest expense	32,938	47,741	(10,432)	(11,794)	380,847	443,812
Credit expense (income)	(18,570)	60,870	(22)	(41)	16,000	117,000

Income (loss) from continuing operations before income taxes	(40,813)	(141,559)	(8,477)	(10,239)	237,903	157,655
Income tax expense (benefit)	(5,930)	(48,166)	(3,242)	(3,916)	87,664	47,549

Income (loss) from continuing operations	(34,883)	(93,393)	(5,235)	(6,323)	150,239	110,106
Loss from discontinued operations, net of income taxes	(22,780)	(5,276)	—	—	(22,780)	(5,276)

Net income (loss)	$(57,663)	$(98,669)	$(5,235)	$(6,323)	$127,459	$104,830

Total assets, end of period—Market View (dollars in millions):	$8,667	$8,274	$(20)	$(58)	$54,343	$62,600

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$672,832	$718,033	$725,514	$873,260
Noninterest income	358,122	369,293	275,440	258,266

Total revenue	1,030,954	1,087,326	1,000,954	1,131,526
Noninterest expense	668,730	725,208	420,690	451,692
Credit expense (income)	18,896	20,337	80,156	135,682

Income (loss) from continuing operations before income taxes	343,328	341,781	500,108	544,152
Income tax expense (benefit)	131,323	130,731	153,630	156,485

Income (loss) from continuing operations	212,005	211,050	346,478	387,667
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$212,005	$211,050	$346,478	$387,667

Total assets, end of period—Market View (dollars in millions):	$18,508	$21,577	$27,188	$32,807

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2007	2008	2007	2008	2007	2008
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(108,063)	$(92,317)	$(6,503)	$(8,094)	$1,283,780	$1,490,882
Noninterest income	15,694	23,517	(48,666)	(57,333)	600,590	593,743

Total revenue	(92,369)	(68,800)	(55,169)	(65,427)	1,884,370	2,084,625
Noninterest expense	97,214	124,307	(30,117)	(34,877)	1,156,517	1,266,330
Credit expense (income)	(73,982)	128,083	(70)	(102)	25,000	284,000

Income (loss) from continuing operations before income taxes	(115,601)	(321,190)	(24,982)	(30,448)	702,853	534,295
Income tax expense (benefit)	(36,670)	(108,077)	(9,556)	(11,646)	238,727	167,493

Income (loss) from continuing operations	(78,931)	(213,113)	(15,426)	(18,802)	464,126	366,802
Loss from discontinued operations, net of income taxes	(21,702)	(12,037)	—	—	(21,702)	(12,037)

Net income (loss)	$(100,633)	$(225,150)	$(15,426)	$(18,802)	$442,424	$354,765

Total assets, end of period—Market View (dollars in millions):	$8,667	$8,274	$(20)	$(58)	$54,343	$62,600

Note 16—Subsequent Event

        On November 4, 2008, the Company became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among the Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), a joint stock company (kabushiki kaisha) incorporated in Japan under the Commercial

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Subsequent Event (Continued)

Code of Japan and a wholly owned subsidiary of Mitsubishi UFJ Financial Group, Inc., a joint stock company (kabushiki kaisha) incorporated in Japan under the Commercial Code of Japan (MUFG), and Blue Jackets, Inc., a Delaware corporation and a wholly owned subsidiary of BTMU (Merger Sub) (the Merger Agreement). All of the Company's issued and outstanding shares of common stock are now owned by MUFG and its affiliates.

        The Merger Agreement provided, among other things, for a cash tender offer by BTMU (the Offer) to purchase all of the publicly held outstanding shares of the Company's common stock at a price of $73.50 per share in cash (the Offer Price). The offer expired on September 26, 2008, with purchase of the shares being effective on October 1, 2008. After the Offer, MUFG and its subsidiaries owned approximately 97% of the Company's outstanding common stock. On November 4, 2008, pursuant to the Merger Agreement, Merger Sub was merged with and into the Company (the Merger), the separate corporate existence of Merger Sub ceased and the Company continued as the surviving corporation in the Merger. All remaining publicly held shares of the Company's common stock issued and outstanding immediately prior to the closing of the Merger, other than the shares of common stock of holders who have perfected appraisal rights, were converted into the right to receive an amount in cash equal to the Offer Price.

        Effective October 1, 2008, the Company will estimate the fair value of its tangible assets and liabilities and record goodwill and other intangibles relating to the proportionate incremental shares acquired by BTMU.

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

        You should read the following discussion and analysis of our consolidated financial condition and results of operations for the period ended September 30, 2008 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank of California, N.A., one or more of their condensed consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, bank holding company whose major subsidiary, Union Bank of California, N.A. (the Bank), is a commercial bank. We had consolidated assets of $63 billion at September 30, 2008. At September 30, 2008, The Bank of Tokyo-Mitsubishi UFJ, Ltd., our majority owner, owned approximately 64 percent of our outstanding common stock.

        On November 4, 2008, we became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among UnionBanCal, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), a joint stock company (kabushiki kaisha) incorporated in Japan under the Commercial Code of Japan and a wholly owned subsidiary of Mitsubishi UFJ Financial Group, Inc., a joint stock company (kabushiki kaisha) incorporated in Japan under the Commercial Code of Japan (MUFG), and Blue Jackets, Inc., a Delaware corporation and a wholly owned subsidiary of BTMU (Merger Sub) (the Merger Agreement). All of our issued and outstanding shares of common stock are now owned by MUFG and its affiliates.

        The Merger Agreement provided, among other things, for a cash tender offer by BTMU (the Offer) to purchase all of the publicly held outstanding shares of our common stock at a price of $73.50 per share in cash (the Offer Price). The offer expired on September 26, 2008, with purchase of the shares being effective on October 1, 2008. After the Offer, MUFG and its subsidiaries owned approximately 97% of our outstanding common stock. On November 4, 2008, pursuant to the Merger Agreement, Merger Sub was merged with and into UnionBanCal (the Merger), the separate corporate existence of Merger Sub ceased and UnionBanCal continued as the surviving corporation in the Merger. All remaining publicly held shares of our common stock issued and outstanding immediately prior to the closing of the Merger, other than the shares of common stock of holders who have perfected appraisal rights, were converted into the right to receive an amount in cash equal to the Offer Price.

        Effective October 1, 2008, we will estimate the fair value of our tangible assets and liabilities and record goodwill and other intangibles relating to the proportionate incremental shares acquired by BTMU.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2008 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Dramatic and unprecedented overall financial market conditions afflicted the banking industry in the third quarter of 2008. Despite the uncertain market, we continued to generate loan growth, maintain stable deposits, and grow net interest income.

        In the third quarter of 2008, our average total loans grew 20 percent from the third quarter of 2007 to $47.2 billion. This strong growth was spread across all major categories, including commercial, residential and commercial real estate, due to increased loan demand.

        During the third quarter of 2008, we provided $125 million for our allowance for credit losses compared to $20 million in the third quarter of 2007. The increase was primarily attributable to higher criticized assets, increases in certain loss factors related to our consumer and small business portfolios and strong loan growth. We anticipate a continued recessionary environment during the remainder of 2008, resulting in deterioration in our loan portfolio. Consequently, we expect a significant increase in our full year provision for credit losses as compared to 2007. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $57 million and $304 million at December 31, 2007 and September 30, 2008, respectively. The increase in nonperforming assets was primarily due to increases in the commercial and industrial portfolio of $125 million, construction portfolio of $93 million, and commercial real estate portfolio of $19 million. Net charge offs were $63 million in the third quarter of 2008, compared to $2 million in the third quarter of 2007.

        At December 31, 2007 and September 30, 2008, our allowances for credit losses as a percent of total loans were 1.20 percent and 1.43 percent, respectively. At December 31, 2007 and September 30, 2008, our allowances for credit losses as a percent of nonaccrual loans were 885 percent and 240 percent, respectively. At December 31, 2007 and September 30, 2008, our allowance for loan losses as a percent of total loans were 0.98 percent and 1.20 percent, respectively. At December 31, 2007 and September 30, 2008, our allowance for loan losses as a percent of nonaccrual loans were 723 percent and 201 percent, respectively.

        In the third quarter of 2008, our average noninterest bearing deposits declined 10 percent to $12.4 billion compared to the third quarter of 2007. The decline was primarily due to lower commercial noninterest bearing deposits as a result of a mix shift toward interest bearing deposit accounts, and lower title and escrow deposits resulting from reduced residential real estate activity. Average noninterest bearing deposits represented 30 percent of average total deposits in the third quarter of 2008, compared to 33 percent in the third quarter of 2007. In addition, the annualized average all-in-cost of funds improved to 1.60 percent, compared to 2.78 percent in the third quarter of 2007.

        In the third quarter of 2008, our net interest income increased 22 percent from the third quarter of 2007 to $520 million, primarily due to lower rates paid on interest bearing liabilities, including other borrowings, and strong loan growth, partially offset by lower yields on earning assets.

        In the third quarter of 2008, our noninterest income declined 5 percent from the third quarter of 2007 to $199 million primarily due to lower trading account revenues, which were negatively impacted by higher provision for credit losses on derivative contracts.

        In the third quarter of 2008, our noninterest expense grew by 17 percent from the third quarter of 2007 to $444 million. The increase was primarily due to higher salaries and employee benefits resulting from annual merit increases and higher staff levels, as well as higher costs related to the provision for credit losses on off-balance sheet commitments. The increase was also due to losses related to our securities lending program, higher regulatory agency fees, and higher expenses related to our low income housing investments (LIHC).

        Our effective tax rate was 30.2 percent in the third quarter of 2008, compared to 36.9 percent in the third quarter of 2007. The higher effective tax rate in the third quarter of 2007 was primarily due to an income tax adjustment of $11.6 million for the difference between the estimate of California state tax expense for 2006 and the taxes reported in our 2006 return.

        During the third quarter of 2008, we declared $72.7 million in dividends, compared to $72.0 million in the third quarter of 2007. There were no significant repurchases of our common stock in the third quarter of 2008.

Discontinued Operations

        Our discontinued operations consist of three separate businesses: retirement recordkeeping services (RRB), international correspondent banking (ICBB), and insurance brokerage services (IBB). The ICBB business was sold to Wachovia Bank, N.A. in 2005 for $245.0 million and we recognized a pre-tax gain of $228.8 million. We received a subsequent $4.0 million purchase price adjustment and recorded this pre-tax gain in 2006. The business consisted of international payment and trade processing along with related lending activities. Substantially all of the assets and liabilities of ICBB were liquidated in the first quarter of 2007.

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) in the third quarter of 2007 and paid $21.6 million to the DOJ. For additional information, see discussion under "Regulatory Matters."

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

  International Correspondent Banking Business Discontinued Operations

        The components of expense from the ICBB discontinued operations for the three and nine months ended September 30, 2007 and 2008 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Noninterest expense	$23,297	$—	$23,297	$—

Loss from discontinued operations before income taxes	(23,297)	—	(23,297)	—
Income tax benefit	(661)	—	(661)	—

Loss from discontinued operations	$(22,636)	$—	$(22,636)	$—

        Noninterest expense for the three and nine months ended September 30, 2007 included the $21.6 million paid to the DOJ and related legal and other outside services costs of $1.7 million. The income tax benefit of $0.7 million for the three and nine months ended September 30, 2007 reflects the nondeductibility of the $21.6 million DOJ payment.

  Retirement Recordkeeping Business (RRB) Discontinued Operations

        The results of the RRB included in our net income for the three and nine months ended September 30, 2007 and 2008, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Net interest income	$1,103	$226	$3,700	$1,540
Noninterest income	11,717	891	35,346	18,419
Noninterest expense	10,433	9,037	32,654	31,217

Income (loss) from discontinued operations before income taxes	2,387	(7,920)	6,392	(11,258)
Income tax expense (benefit)	970	(2,809)	2,511	(3,973)

Income (loss) from discontinued operations	$1,417	$(5,111)	$3,881	$(7,285)

        The RRB's net interest income for the three months ended September 30, 2007 and 2008 included the allocation of interest income (based on its average net liabilities) of $1.2 million and $0.3 million, respectively, and $4.0 million and $1.8 million for the nine months ended September 30, 2007 and 2008, respectively. Noninterest income for the three months ended September 30, 2007 and 2008 included trust fees of $11.7 million and $0.9 million, respectively, and $35.3 million and $7.3 million for the nine months ended September 30, 2007 and 2008, respectively. Noninterest income for the nine months ended September 30, 2008 also included $11.8 million in servicing revenues from Prudential. The majority of these servicing revenues were earned in the first half of 2008, as the migration of customers onto Prudential's accounting system was completed in June 2008. For the three months ended September 30, 2007 and 2008, noninterest expense included salaries and benefits expense of $6.2 million and $4.7million, respectively, and $19.3 million and $16.0 million for the nine months ended September 30, 2007 and 2008, respectively.

  Insurance Brokerage Business (IBB) Discontinued Operations

        The components of income from the IBB discontinued operations for the three and nine months ended September 30, 2007 and 2008 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2008	2007	2008
Net interest expense	$(1,221)	$—	$(3,650)	$(993)
Noninterest income	15,828	249	52,199	35,840
Noninterest expense	17,140	504	53,205	46,281

Loss from discontinued operations before income taxes	(2,533)	(255)	(4,656)	(11,434)
Income tax benefit	(972)	(90)	(1,709)	(6,682)

Loss from discontinued operations	$(1,561)	$(165)	$(2,947)	$(4,752)

        The IBB's net interest expense for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the three months ended September 30, 2007 included insurance commissions of $15.9 million, and $52.2 million and $25.7 million for the nine months ended September 30, 2007 and 2008, respectively. Noninterest income for the nine months ended September 30, 2008 also included a $9.8 million pre-tax gain from the sale of IBB and $0.2 million in subsequent gain adjustments for the three and nine months ended September 30, 2008. Noninterest expense for the three months ended September 30, 2007 and 2008 included salaries and benefits expense of $13.5 million and $0.5 million, respectively, and $41.0 million and $21.2 million, for the nine months ended September 30,

2007 and 2008, respectively. For the nine months ended September 30, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when we determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

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

  Fair Valuation of Financial Instruments

        Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no impact on our financial position or results of operations. For detailed information on our use of fair valuation of financial instruments and our related valuation methodologies, see Note 10 to the condensed consolidated financial statements in this Form 10-Q.

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

        Included in the Level 3 category are collateralized loan obligations (CLOs), which are highly illiquid with limited market activity. All of our CLO securities are known as "Cash Flow CLOs." A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs repay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that repay note holders through the trading and sale of underlying collateral. In general, our CLOs are valued using an average of two indicative broker quotes that are derived from pricing models whose assumptions are based upon observable inputs adjusted for unobservable liquidity spreads. There have been no significant changes to the valuation methodology to value CLOs during the third quarter of 2008. The fair value of our CLOs declined by $251.2 million from December 31, 2007 to $1.3 billion at September 30, 2008. Since no observable credit quality issues were present in our CLO portfolio at September 30, 2008, and we have the ability and intent to hold the CLO securities until maturity, we consider the unrealized loss to be temporary.

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

        The following table reflects financial instruments measured at fair value on a recurring basis as of September 30, 2008.

(Dollars in thousands)	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$944,295	11%
Level 2	6,959,873	76%
Level 3	1,276,994	14%
Netting Adjustment(1)	(50,875)	(1)%

Total	$9,130,287	100%

As a percentage of total Company assets		15%

Liabilities:
Level 1	$5,343	1%
Level 2	552,422	109%
Level 3	—	0%
Netting Adjustment(1)	(50,875)	(10)%

Total	$506,890	100%

As a percentage of total Company liabilities		1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Financial Performance

Summary of Financial Performance

			Increase (Decrease)				Increase (Decrease)
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			2008 versus 2007				2008 versus 2007
(Dollars in thousands)	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of Operations
Net interest income(1)	$426,563	$519,746	$93,183	21.8%	$1,283,780	$1,490,882	$207,102	16.1%
Noninterest income
Trust and investment management fees	39,546	40,638	1,092	2.8	116,062	127,828	11,766	10.1
Trading account activities	21,795	12,397	(9,398)	(43.1)	50,473	40,096	(10,377)	(20.6)
Merchant banking fees	10,031	12,789	2,758	27.5	27,917	35,667	7,750	27.8
Gains on private capital investments, net	12,203	5,597	(6,606)	(54.1)	41,469	7,949	(33,520)	(80.8)
Gain on the VISA IPO redemption	—	—	—	—	—	14,211	14,211	nm
Other noninterest income	124,612	127,300	2,688	2.2	364,669	367,992	3,323	0.9

Total noninterest income	208,187	198,721	(9,466)	(4.5)	600,590	593,743	(6,847)	(1.1)

Total revenue	634,750	718,467	83,717	13.2	1,884,370	2,084,625	200,255	10.6
Provision for loan losses	16,000	117,000	101,000	nm	25,000	284,000	259,000	nm
Noninterest expense
Salaries and employee benefits	216,812	238,129	21,317	9.8	686,175	723,098	36,923	5.4
Net occupancy	37,534	38,574	1,040	2.8	104,919	113,008	8,089	7.7
Professional services	17,669	21,397	3,728	21.1	45,163	51,925	6,762	15.0
Provision for losses on off-balance sheet commitments	4,000	8,000	4,000	100.0	5,000	21,000	16,000	nm
Other noninterest expense	104,832	137,712	32,880	31.4	315,260	357,299	42,039	13.3

Total noninterest expense	380,847	443,812	62,965	16.5	1,156,517	1,266,330	109,813	9.5

Income from continuing operations before income taxes	237,903	157,655	(80,248)	(33.7)	702,853	534,295	(168,558)	(24.0)
Income tax expense	87,664	47,549	(40,115)	(45.8)	238,727	167,493	(71,234)	(29.8)

Income from continuing operations	$150,239	$110,106	$(40,133)	(26.7)%	$464,126	$366,802	$(97,324)	(21.0)%

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our financial performance for the third quarter of 2008 compared to the third quarter of 2007 are presented below.

  •
  We provided a total of $125 million for credit losses ($117 million for loan losses and $8 million for losses on off-balance sheet commitments) in the third quarter of 2008. The provision increases were primarily attributable to higher criticized assets, increases in certain loss factors related to our consumer and small business loan portfolios, and strong loan growth.

  •
  Our net interest income was favorably influenced by lower average rates on our interest bearing liabilities, as well as by higher volumes in most of our major loan categories. Partly offsetting these positive influences to our net interest income were lower average demand deposit balances, which resulted in a shift to more costly interest bearing liabilities, and lower average yields on our earning assets (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions;

    —
    Trading account activities were lower compared to the prior year primarily due to higher provision for losses on derivative contracts;

    —
    Merchant banking income was higher compared to the prior year primarily due to higher referral fees and risk participation fees; and

    —
    Other income increased primarily due to higher Federal Home Loan Bank (FHLB) dividends and higher renewable energy investment income.

        The increase in noninterest expense was due to several factors:

    —
    Salaries and employee benefits increased mainly due to annual merit increases and higher employee benefits;

    —
    Net operating losses included a $9.8 million charge in the third quarter of 2008 related to losses on certain securities lending transactions;

    —
    Professional services costs increased mainly due to higher legal costs, which included costs for our privatization and lease-related litigation;

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors; and

    —
    Other expenses increased due to higher regulatory fees related to federal deposit insurance costs as credits available from prior quarters were exhausted and higher expense related to low income housing projects.

        The primary contributors to our financial performance for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 are presented below.

  •
  We provided a total of $305 million for credit losses ($284 million for loan losses and $21 million for losses on off-balance sheet commitments) in the nine months ended September 30, 2008. The provision increases were primarily attributable to higher criticized assets, increases in certain loss factors and strong loan growth.

  •
  Our net interest income was favorably influenced by higher volumes in most of our major loan categories, as well as by lower average rates on our interest bearing liabilities. Partly offsetting these positive influences to our net interest income were lower average demand deposit balances which resulted in a shift to more costly interest bearing liabilities, and lower average yields on our earning assets (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Net gains on private capital investments were lower compared to the prior year due to lower sales and capital distributions;

    —
    Trading account activities were lower compared to the prior year primarily due to higher credit provision for losses on derivative contracts and losses on distressed debt trading;

    —
    Trust and investment management fees were higher primarily due to higher total assets under administration (on which fees are based) for the first half of 2008. At September 30, 2008, total assets under administration decreased 0.5 percent from September 30, 2007 to $231.6 billion. Managed assets decreased by 15 percent, while non-managed assets increased by 1 percent from September 30, 2007 to September 30, 2008;

    —
    Merchant banking income was higher compared to the prior year primarily due to higher referral fees, and risk participation fees; and

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

        The increase in noninterest expense was due to several factors:

    —
    Salaries and employee benefits increased mainly due to annual merit increases, higher performance-related incentives and higher other employee benefits;

    —
    Net occupancy costs increased mainly due to several new leases related to branch expansions, higher vacancy reserves, as well as a prior year refund of property taxes related to a reassessment;

    —
    Professional services costs increased mainly due to higher legal costs, which included additional costs for our privatization and lease-related litigation costs;

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors; and

    —
    Other expenses increased due to higher regulatory fees related to federal deposit insurance costs as credits available from prior quarters were exhausted and higher writedowns related to Community Reinvestment Act (CRA) investments.

Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	September 30, 2007			September 30, 2008			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$14,342,095	$246,275	6.81%	$17,262,407	$229,377	5.29%	$2,920,312	20%	$(16,898)	(7)%
Construction	2,371,833	46,043	7.70	2,579,582	30,352	4.68	207,749	9	(15,691)	(34)
Residential mortgage	13,196,677	178,589	5.41	15,285,171	211,965	5.55	2,088,494	16	33,376	19
Commercial mortgage	6,386,963	112,743	7.00	8,008,618	111,816	5.58	1,621,655	25	(927)	(1)
Consumer	2,570,234	50,601	7.81	3,421,338	49,286	5.73	851,104	33	(1,315)	(3)
Lease financing	616,983	6,260	4.06	639,088	6,066	3.80	22,105	4	(194)	(3)

Total Loans	39,484,785	640,511	6.45	47,196,204	638,862	5.40	7,711,419	20	(1,649)	(0)
Securities—taxable	8,593,945	111,933	5.21	8,348,785	99,614	4.77	(245,160)	(3)	(12,319)	(11)
Securities—tax-exempt	55,236	1,150	8.33	51,831	1,045	8.06	(3,405)	(6)	(105)	(9)
Interest bearing deposits in banks	44,185	709	6.37	13,642	147	4.27	(30,543)	(69)	(562)	(79)
Federal funds sold and securities purchased under resale agreements	355,111	4,683	5.23	361,361	1,787	1.97	6,250	2	(2,896)	(62)
Trading account assets	368,232	1,898	2.04	948,725	1,364	0.57	580,493	nm	(534)	(28)

Total earning assets	48,901,494	760,884	6.20	56,920,548	742,819	5.21	8,019,054	16	(18,065)	(2)

Allowance for loan losses	(335,932)			(506,452)			(170,520)	(51)
Cash and due from banks	1,845,328			1,606,632			(238,696)	(13)
Premises and equipment, net	480,054			475,408			(4,646)	(1)
Other assets	2,476,247			2,649,115			172,868	7

Total assets	$53,367,191			$61,145,251			$7,778,060	15%

Liabilities
Deposits:
Transaction accounts	$14,288,967	$108,653	3.02	$15,552,783	$61,636	1.58	$1,263,816	9%	$(47,017)	(43)
Savings and consumer time	4,371,913	30,362	2.76	3,899,687	13,237	1.35	(472,226)	(11)	(17,125)	(56)
Large time	9,515,315	120,391	5.02	9,847,584	60,863	2.46	332,269	3	(59,528)	(49)

Total interest bearing deposits	28,176,195	259,406	3.65	29,300,054	135,736	1.84	1,123,859	4	(123,670)	(48)

Federal funds purchased and securities sold under repurchase agreements	1,130,404	14,284	5.01	3,496,184	15,365	1.75	2,365,780	nm	1,081	8
Net funding allocated from (to) discontinued operations(4)	(1,912)	(25)	5.19	55,121	265	1.91	57,033	nm	290	nm
Commercial paper	1,559,098	19,753	5.03	1,432,207	8,056	2.24	(126,891)	(8)	(11,697)	(59)
Other borrowed funds	828,448	11,318	5.42	4,886,263	34,873	2.84	4,057,815	nm	23,555	nm
Medium and long-term debt	1,846,674	26,957	5.79	3,300,675	25,989	3.13	1,454,001	79	(968)	(4)
Trust notes	14,601	239	6.53	14,148	239	6.73	(453)	(3)	—	—

Total borrowed funds	5,377,313	72,526	5.35	13,184,598	84,787	2.56	7,807,285	nm	12,261	17

Total interest bearing liabilities	33,553,508	331,932	3.92	42,484,652	220,523	2.06	8,931,144	27	(111,409)	(34)

Noninterest bearing deposits	13,786,531			12,361,170			(1,425,361)	(10)
Other liabilities	1,362,923			1,710,988			348,065	26

Total liabilities	48,702,962			56,556,810			7,853,848	16
Stockholders' Equity
Common equity	4,664,229			4,588,441			(75,788)	(2)

Total stockholders' equity	4,664,229			4,588,441			(75,788)	(2)

Total liabilities and stockholders' equity	$53,367,191			$61,145,251			$7,778,060	15%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		428,952	3.51%		522,296	3.67%			93,344	22
Less: taxable-equivalent adjustment		2,389			2,550				161	7

Net interest income		$426,563			$519,746				$93,183	22%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	September 30, 2007	September 30, 2008
Assets	$128,494	$5,738
Liabilities	$126,582	$60,859
Net assets (liabilities)	$1,912	$(55,121)

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

nm = not meaningful

	For the Nine Months Ended						Increase (Decrease) in
	September 30, 2007			September 30, 2008			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$14,544,388	$721,728	6.63%	$16,623,490	$697,292	5.60%	$2,079,102	14%	$(24,436)	(3)%
Construction	2,300,862	132,865	7.72	2,551,348	97,763	5.12	250,486	11	(35,102)	(26)
Residential mortgage	12,728,651	509,697	5.34	14,593,755	604,506	5.52	1,865,104	15	94,809	19
Commercial mortgage	6,222,590	331,429	7.12	7,694,956	336,508	5.83	1,472,366	24	5,079	2
Consumer	2,556,710	149,159	7.80	3,030,042	140,129	6.18	473,332	19	(9,030)	(6)
Lease financing	578,082	17,339	4.00	644,553	13,534	2.80	66,471	11	(3,805)	(22)

Total Loans	38,931,283	1,862,217	6.39	45,138,144	1,889,732	5.59	6,206,861	16	27,515	1
Securities—taxable	8,574,149	327,874	5.10	8,332,647	301,810	4.83	(241,502)	(3)	(26,064)	(8)
Securities—tax-exempt	56,316	3,468	8.21	52,641	3,232	8.19	(3,675)	(7)	(236)	(7)
Interest bearing deposits in banks	70,650	3,113	5.89	36,936	503	1.82	(33,714)	(48)	(2,610)	(84)
Federal funds sold and securities purchased under resale agreements	596,492	23,644	5.30	301,153	5,573	2.47	(295,339)	(50)	(18,071)	(76)
Trading account assets	339,666	5,200	2.05	827,881	5,287	0.85	488,215	nm	87	2

Total earning assets	48,568,556	2,225,516	6.12	54,689,402	2,206,137	5.38	6,120,846	13	(19,379)	(1)

Allowance for loan losses	(332,690)			(454,191)			(121,501)	(37)
Cash and due from banks	1,931,368			1,675,293			(256,075)	(13)
Premises and equipment, net	482,373			480,705			(1,668)	(0)
Other assets	2,416,312			2,632,406			216,094	9

Total assets	$53,065,919			$59,023,615			$5,957,696	11%

Liabilities
Deposits:
Transaction accounts	$13,969,058	$302,991	2.90	$15,323,611	$204,064	1.78	$1,354,553	10%	$(98,927)	(33)
Savings and consumer time	4,332,052	86,075	2.66	3,974,976	50,684	1.70	(357,076)	(8)	(35,391)	(41)
Large time	9,045,417	338,566	5.00	10,909,525	246,157	3.01	1,864,108	21	(92,409)	(27)

Total interest bearing deposits	27,346,527	727,632	3.56	30,208,112	500,905	2.21	2,861,585	10	(226,727)	(31)

Federal funds purchased and securities sold under repurchase agreements	986,589	37,928	5.14	2,628,257	43,628	2.22	1,641,668	nm	5,700	15
Net funding allocated from (to) discontinued operations(4)	9,310	362	5.20	45,520	774	2.27	36,210	nm	412	nm
Commercial paper	1,576,745	59,446	5.04	1,375,789	26,127	2.54	(200,956)	(13)	(33,319)	(56)
Other borrowed funds	821,270	33,273	5.42	3,224,146	70,563	2.92	2,402,876	nm	37,290	nm
Medium and long-term debt	1,752,240	75,625	5.77	2,594,875	65,138	3.35	842,635	48	(10,487)	(14)
Trust notes	14,713	715	6.48	14,261	715	6.68	(452)	(3)	—	—

Total borrowed funds	5,160,867	207,349	5.37	9,882,848	206,945	2.80	4,721,981	91	(404)	(0)

Total interest bearing liabilities	32,507,394	934,981	3.85	40,090,960	707,850	2.36	7,583,566	23	(227,131)	(24)

Noninterest bearing deposits	14,619,876			12,613,690			(2,006,186)	(14)
Other liabilities	1,350,586			1,678,057			327,471	24

Total liabilities	48,477,856			54,382,707			5,904,851	12
Stockholders' Equity
Common equity	4,588,063			4,640,908			52,845	1

Total stockholders' equity	4,588,063			4,640,908			52,845	1

Total liabilities and stockholders' equity	$53,065,919			$59,023,615			$5,957,696	11%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,290,535	3.54%		1,498,287	3.65%			207,752	16
Less: taxable-equivalent adjustment		6,755			7,405				650	10

Net interest income		$1,283,780			$1,490,882				$207,102	16%

Average Assets and Liabilities of Discontinued Operations for the Nine Months Ended:	September 30, 2007	September 30, 2008
Assets	$130,672	$74,723
Liabilities	$139,982	$120,243
Net liabilities	$(9,310)	$(45,520)

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

nm = not meaningful

        Net interest income in the third quarter of 2008, on a taxable-equivalent basis, increased 22 percent compared to the third quarter of 2007. Our net interest margin increased by 16 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $8.0 billion, or 16 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.9 billion increase in average commercial loans, a $2.1 billion increase in average residential mortgages and a $1.6 billion increase in average commercial mortgages, partially offset by a $0.7 billion decrease in lower yielding loans related to title and escrow customers;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 99 basis points, despite being positively impacted by higher hedge income, which increased by $30.4 million;

  •
  Average noninterest bearing deposits decreased $1.4 billion, or 10 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $0.5 billion, or 5 percent. Title and escrow deposits declined $0.8 billion, or 50 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.1 billion, or 5 percent. Average noninterest bearing deposits represented 30 percent of average total deposits in the third quarter of 2008 compared to 33 percent in the third quarter of 2007; and

  •
  In the third quarter of 2008, the annualized average all-in cost of funds was 1.60 percent, reflecting an average deposit-to-loan ratio of 88 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the third quarter of 2007, the annualized all-in cost of funds was 2.78 percent and our average deposit-to-loan ratio was 106 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $21.4 million and hedge expense of $9.0 million for the quarters ended September 30, 2008 and 2007, respectively. For long-term fixed rate borrowings, we had hedge income of $6.9 million and hedge expense of $0.6 million for the quarters ended September 30, 2008 and 2007, respectively.

        Net interest income in the nine months ended September 30, 2008, on a taxable-equivalent basis, increased 16 percent compared to the nine months ended September 30, 2007. Our net interest margin increased by 11 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $6.1 billion, or 13 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.1 billion increase in average commercial loans, a $1.9 billion increase in average residential mortgages and a $1.5 billion increase in average commercial mortgages, partially offset by a $0.9 billion decrease in lower yielding loans related to title and escrow customers;

  •
  Yields on our earning assets were unfavorably impacted by the declining interest rate environment resulting in a lower average yield on average earning assets of 74 basis points, despite being positively impacted by higher hedge income, which increased by $78.8 million;

  •
  Average noninterest bearing deposits decreased $2.0 billion, or 14 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $0.8 billion, or 8 percent. Title and escrow deposits declined $1.0 billion, or 51 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.2 billion, or 8 percent. Average noninterest bearing deposits represented 29 percent of average total deposits in the nine months ended September 30, 2008 compared to 35 percent in the nine months ended September 30, 2007; and

  •
  In the nine months ended September 30, 2008, the annualized average all-in cost of funds was 1.79 percent, reflecting an average deposit-to-loan ratio of 95 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the nine months ended September 30, 2007, the annualized all-in cost of funds was 2.65 percent and our average deposit-to-loan ratio was 108 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and CDs, and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $49.5 million and hedge expense of $29.3 million for the nine months ended September 30, 2008 and 2007, respectively. For long-term fixed rate borrowings, we had hedge income of $19.2 million and hedge expense of $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three and nine months ended September 30, 2007 and 2008.

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2007	September 30, 2008			September 30, 2007	September 30, 2008
(Dollars in thousands)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$76,210	$77,079	$869	1.1%	$228,373	$229,521	$1,148	0.5%
Trust and investment management fees	39,546	40,638	1,092	2.8	116,062	127,828	11,766	10.1
Trading account activities	21,795	12,397	(9,398)	(43.1)	50,473	40,096	(10,377)	(20.6)
Merchant banking fees	10,031	12,789	2,758	27.5	27,917	35,667	7,750	27.8
Brokerage commissions and fees	10,476	9,520	(956)	(9.1)	29,669	30,014	345	1.2
Card processing fees, net	7,785	8,129	344	4.4	22,736	24,060	1,324	5.8
Securities gains, net	171	50	(121)	(70.8)	1,621	48	(1,573)	(97.0)
Gains on private capital investments, net	12,203	5,597	(6,606)	(54.1)	41,469	7,949	(33,520)	(80.8)
Gain on the VISA IPO redemption	—	—	—	—	—	14,211	14,211	nm
Other	29,970	32,522	2,552	8.5	82,270	84,349	2,079	2.5

Total noninterest income	$208,187	$198,721	$(9,466)	(4.5)%	$600,590	$593,743	$(6,847)	(1.1)%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	September 30, 2007	September 30, 2008			September 30, 2007	September 30, 2008
			Amount	Percent			Amount	Percent
Salaries and other compensation	$187,359	$204,389	$17,030	9.1%	$568,245	$600,477	$32,232	5.7%
Employee benefits	29,453	33,740	4,287	14.6	117,930	122,621	4,691	4.0

Salaries and employee benefits	216,812	238,129	21,317	9.8	686,175	723,098	36,923	5.4
Net occupancy	37,534	38,574	1,040	2.8	104,919	113,008	8,089	7.7
Outside services	19,868	20,777	909	4.6	54,987	58,081	3,094	5.6
Professional services	17,669	21,397	3,728	21.1	45,163	51,925	6,762	15.0
Equipment	15,426	14,437	(989)	(6.4)	47,240	44,925	(2,315)	(4.9)
Software	14,278	14,812	534	3.7	41,551	44,016	2,465	5.9
Advertising and public relations	10,145	12,624	2,479	24.4	28,536	33,579	5,043	17.7
Communications	9,421	9,204	(217)	(2.3)	26,834	27,690	856	3.2
Data processing	8,086	8,945	859	10.6	24,831	23,805	(1,026)	(4.1)
Intangible asset amortization	1,126	670	(456)	(40.5)	3,377	2,011	(1,366)	(40.5)
Foreclosed asset expense	37	524	487	nm	55	696	641	nm
Provision for losses on off-balance sheet commitments	4,000	8,000	4,000	100.0	5,000	21,000	16,000	nm
Other	26,445	55,719	29,274	nm	87,849	122,496	34,647	39.4

Total noninterest expense	$380,847	$443,812	$62,965	16.5%	$1,156,517	$1,266,330	$109,813	9.5%

nm = not meaningful

Income Tax Expense

        Our effective tax rate in the third quarter of 2008 was 30.2 percent, compared to 36.9 percent for the third quarter of 2007. The higher effective tax rate in 2007 was due primarily to an adjustment of $11.6 million to income tax expense to recognize the difference between the estimate of California state tax expense for 2006 and the taxes reported in our 2006 return.

        Our effective tax rate in the nine months ended September 30, 2008 was 31.4 percent, compared to 34.0 percent for the nine months ended September 30, 2007.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" in our 2007 Form 10-K.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) September 30, 2008 From:
				September 30, 2007		December 31, 2007
	September 30, 2007	December 31, 2007	September 30, 2008
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$13,837,388	$14,563,477	$17,700,604	$3,863,216	27.9%	$3,137,127	21.5%
Construction	2,411,434	2,406,729	2,653,945	242,511	10.1	247,216	10.3
Mortgage:
Residential	13,451,633	13,827,241	15,691,872	2,240,239	16.7	1,864,631	13.5
Commercial	6,529,125	7,021,299	8,032,010	1,502,885	23.0	1,010,711	14.4

Total mortgage	19,980,758	20,848,540	23,723,882	3,743,124	18.7	2,875,342	13.8
Consumer:
Installment	1,258,485	1,327,348	2,166,912	908,427	72.2	839,564	63.3
Revolving lines of credit	1,328,747	1,334,132	1,361,784	33,037	2.5	27,652	2.1

Total consumer	2,587,232	2,661,480	3,528,696	941,464	36.4	867,216	32.6
Lease financing	634,524	654,467	642,642	8,118	1.3	(11,825)	(1.8)

Total loans held to maturity	39,451,336	41,134,693	48,249,769	8,798,433	22.3	7,115,076	17.3
Total loans held for sale	294,005	69,495	56,349	(237,656)	(80.8)	(13,146)	(18.9)

Total loans	$39,745,341	$41,204,188	$48,306,118	$8,560,777	21.5%	$7,101,930	17.2%

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

        The commercial, financial and industrial loan portfolio increased from September 30, 2007 to September 30, 2008 mainly due to increased loan demand primarily in the power and utilities, oil and gas and national corporate segments, as well as in the California middle market.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of September 30, 2008, the construction loan portfolio consisted of approximately three-quarters in the commercial income producing real estate industry and approximately one-quarter with residential homebuilders. The construction loan portfolio increased from September 30, 2007 to September 30, 2008 primarily due to loan advances for income property projects with apartment, office and retail financing representing the largest components. During the same period, the homebuilder portfolio fell by approximately

30%, or $280 million. Operating conditions continue to weaken for our commercial property developers and residential builders, and as a result we continue to experience negative risk grade trends in the overall portfolio.

        Geographically, the outstanding homebuilder loan portfolio is distributed as follows: approximately one-third in the San Francisco bay area, approximately one-third in the Los Angeles/Orange County region, including the Inland Empire, approximately one-fifth from out-of-state, approximately one-tenth in San Diego, and the remainder in other parts of California.

        The commercial mortgage loan portfolio consists of loans on commercial income properties primarily in California. The commercial mortgage portfolio increased from September 30, 2007 to September 30, 2008 mainly due to demand in the California middle market sector for real estate related financing.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At September 30, 2008, 68 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these loans as "no doc" (which we discontinued offering in August 2008), "low doc" and portfolio express loans. Portfolio express loans are only available through the Retail Banking channel to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets. "Low doc" loans are offered through all channels and require the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at September 30, 2008 were lower than fully documented loans. At September 30, 2008, the total amount of "no doc" and "low doc" loans past due 30 days or more was $44.0 million, compared to $13.2 million at September 30, 2007. The total amount of residential mortgages delinquent 30 days or more was $114.7 million at September 30, 2008, compared to $33.5 million at September 30, 2007. Although delinquencies have risen since September 30, 2007, the delinquency ratio remains low compared to the industry average for California prime loans.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for CRA qualifying loans.

        On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008, which, among other provisions, authorizes the three federal mortgage loan conduits, the Federal National Mortgage Association (known as Fannie Mae), the Federal Home Loan Mortgage Corporation (known as Freddie Mac) and the Federal Housing Administration, to purchase new and existing "jumbo" residential mortgage loans originated after June 30, 2007. The legislation has taken effect and sets higher loan limits for each Standard Metropolitan Statistical Area, based on average housing prices, and increases the current limit on conforming loans which can be purchased by Fannie Mae and Freddie Mac to up to $729,750 from its prior maximum of $417,000. The purpose of the increased purchase authority, applies to all loans originated through the end of 2008, although legislation has been proposed to permanently extend this provision. The intent of the higher limits is to provide increased liquidity to the secondary market for "jumbo" residential loans, particularly on residential properties in a number of counties in the State of California where housing prices remain relatively high. To date, the impact in the marketplace has been minimal due to pricing and underwriting factors, but that could change over time, especially if the provision becomes permanent. Improved pricing and more flexible underwriting could result in an increased rate of loan originations and refinancing of loans on such properties, including properties secured by loans made by us. The degree to which this will occur and its overall effect on our residential mortgage loan portfolio is still not clear at this time. On September 7, 2008, Fannie Mae and Freddie Mac were placed into conservatorship by federal regulators. The long-term affect of this development on their role as major mortgage market conduits cannot be predicted at this time.

        On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking and mortgage industries.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network and Private Banking Offices. The increase in consumer loans from September 30, 2007 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. Our total home equity loans and lines delinquent 30 days or more were $15.5 million at September 30, 2008, compared to $5.9 million at September 30, 2007. Although the percentage increase from September 30, 2007 is high, we believe the dollar amount of the increase is not significant as compared to the industry average for California.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At September 30, 2008, we had leveraged leases of $549.6 million, which were net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30 and December 31, 2007 and September 30, 2008 for Canada, the only country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
September 30, 2007
Canada	$8	$—	$1,039	$1,047
December 31, 2007
Canada	$6	$—	$817	$823
September 30, 2008
Canada	$49	$—	$792	$841

Provision for Credit Losses

        We recorded a provision for loan losses of $16 million and $117 million in the third quarters of 2007 and 2008, respectively. We recorded a provision for loan losses of $25 million and $284 million for the nine months ended September 30, 2007 and 2008, respectively. We recorded a $4 million and $8 million provision for losses on off-balance sheet commitments in the third quarters of 2007 and 2008, respectively. We recorded a $5 million and $21 million provision for losses on off-balance sheet commitments for the nine months ended September 30, 2007 and 2008, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2007

        At September 30, 2008, our total allowances for credit losses were $692 million, which consisted of $581 million for loan losses and $111 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $623 million and $69 million of allocated and unallocated allowance, respectively. At September 30, 2008, our allowances for credit loss coverage ratios were 1.43 percent of total loans and 240 percent of total nonaccrual loans. At December 31, 2007, our total allowances for credit losses were $493 million, or 1.20 percent of the total loan portfolio and 885 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At September 30, 2008 and December 31, 2007, total impaired loans were $290 million and $56 million, respectively, and the associated impairment allowances were $42 million and $11 million, respectively.

        At September 30, 2008 and December 31, 2007, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $111 million and $90 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $63 million in the third quarter of 2008, compared to $2 million in the third quarter of 2007.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the impact of continued deterioration of commercial real estate and the significant growth and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $117 million in the third quarter of 2008, compared to a provision for loan losses of $16 million in the third quarter of 2007. Overall, our loan portfolio experienced higher criticized assets and increases in certain loss factors related to our consumer and small business portfolios, reflecting the continued deterioration in the economic environment. In addition, we experienced strong loan growth, which resulted in additional provision during the third quarter of 2008.

        We expect the elevated levels of quarterly provisions for credit losses, which we experienced in the first three quarters of 2008, to continue in the fourth quarter of 2008. The factors driving the increase in our projected provision during the remaining quarter of 2008 include management's belief that we are in a continued recessionary economic environment, which we believe will result in further deterioration in our loan portfolio.

        During the third quarter of 2008, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific allowances for credit losses.

  Changes in the Allocated (Formula and Specific) Allowance

        At September 30, 2008, the formula allowance increased to $577 million, compared to $395 million at December 31, 2007. The net increase was due primarily to an increase in criticized assets and higher loss factors for our consumer loan and small business portfolios. At September 30, 2008, the specific allowance was $46 million, compared to $12 million at December 31, 2007.

  Changes in the Unallocated Allowance

        At September 30, 2008, the unallocated allowance decreased to $69 million, compared to $86 million at December 31, 2007, primarily resulting from management's belief that the impact of high fuel prices has been captured and the impact of continued weakness in the homebuilder market has been more fully captured in our total allocated allowance. Furthermore, management believes that the current level of unallocated allowance is appropriate based on the weakening credit cycle and the level of uncertainty of the impact of the current economic conditions on our principal portfolio segments. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of September 30, 2008, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

  •
  With respect to commercial real estate, we considered the significant weakness in the residential building market, deteriorating trends in income property markets, and the tightening of the credit markets, which would be in the range of $25 million to $38 million.

  •
  With respect to building material suppliers, we considered the weakness in the homebuilding industry, including weak home sales, and the effects on suppliers, which would be in the range of $7 million to $13 million.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores and other companies that generate 15 percent or more of their revenues from one customer, we considered quarterly declines in same-store sales for certain home improvement stores, which would be in the range of $7 million to $12 million.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, which would be in the range of $3 million to $6 million.

  •
  With respect to contractors, we considered the slowdown in the residential housing construction market and its potential impact on commercial real estate (based on existing trends between the housing and non-residential construction markets), which would be in the range of $3 million to $5 million.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Balance, beginning of period	$335,952	$526,401	$190,449	56.7%	$331,077	$402,726	$71,649	21.6%
Loans charged off:
Commercial, financial and industrial	2,719	42,004	39,285	nm	8,559	70,184	61,625	nm
Construction	—	15,463	15,463	nm	—	25,013	25,013	nm
Mortgage	86	2,818	2,732	nm	91	5,093	5,002	nm
Consumer	1,696	4,263	2,567	nm	4,416	10,803	6,387	144.6

Total loans charged off	4,501	64,548	60,047	nm	13,066	111,093	98,027	nm

Recoveries of loans previously charged off:
Commercial, financial and industrial	2,098	1,811	(287)	(13.7)	5,550	4,288	(1,262)	(22.7)
Mortgage	336	2	(334)	nm	336	2	(334)	(99.4)
Consumer	245	175	(70)	(28.6)	756	901	145	19.2
Lease financing	2	5	3	150.0	89	213	124	139.3

Total recoveries of loans previously charged off	2,681	1,993	(688)	(25.7)	6,731	5,404	(1,327)	(19.7)

Net loans charged off	1,820	62,555	60,735	nm	6,335	105,689	99,354	nm
Provision for loan losses	16,000	117,000	101,000	nm	25,000	284,000	259,000	nm
Foreign translation adjustment and other net additions	359	(372)	(731)	(203.6)	749	(563)	(1,312)	(175.2)

Ending balance of allowance for loan losses	$350,491	$580,474	$229,983	65.6%	$350,491	$580,474	$229,983	65.6%
Allowance for losses on off-balance sheet commitments	86,374	111,374	25,000	28.9	86,374	111,374	25,000	28.9

Allowances for credit losses	$436,865	$691,848	$254,983	58.4%	$436,865	$691,848	$254,983	58.4%

Allowance for loan losses to total loans(1)	0.88%	1.20%			0.88%	1.20%
Allowances for credit losses to total loans(2)	1.10%	1.43%			1.10%	1.43%
(Reversal of) provision for loan losses to net loans charged off	879.12%	187.04%			394.63%	268.71%
Net loans charged off to average loans outstanding for the period(3)	0.02%	0.53%			0.02%	0.31%

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

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) September 30, 2008 From:
				September 30, 2007		December 31, 2007
	September 30, 2007	December 31, 2007	September 30, 2008
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$36,979	$29,293	$162,294	$125,315	nm	$133,001	nm
Construction	—	13,662	93,028	93,028	nm	79,366	nm
Commercial mortgage	14,265	12,775	33,553	19,288	nm	20,778	nm

Total nonaccrual loans	51,244	55,730	288,875	237,631	nm	233,145	nm
Restructured Loans
Mortgage—Residential	—	—	1,449	1,449	nm	1,449	nm
Foreclosed assets	1,318	795	13,922	12,604	nm	13,127	nm

Total nonperforming assets	$52,562	$56,525	$304,246	$251,684	nm	$247,721	nm

Allowance for loan losses	$350,491	$402,726	$580,474	$229,983	65.6%	$177,748	44.1%

Allowances for credit losses	$436,865	$493,100	$691,848	$254,983	58.4%	$198,748	40.3%

Nonaccrual loans to total loans	0.13%	0.14%	0.60%
Allowance for loan losses to nonaccrual loans(1)	683.96	722.64	200.94
Allowances for credit losses to nonaccrual loans(2)	852.52	884.80	239.50
Nonperforming assets to total loans and foreclosed assets	0.13	0.14	0.63
Nonperforming assets to total assets	0.10	0.10	0.49

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

nm = not meaningful

        The increase in nonaccrual loans from September 30, 2007 to September 30, 2008 was primarily due to an increase in commercial and construction loans (primarily related to our homebuilder loan portfolio), partially offset by loan pay downs and charge offs. During the nine months ended September 30, 2008, we had three restructured residential loans totaling $1.4 million for which we recorded a $0.2 million impairment charge. During the third quarters of 2007 and 2008, we had no sales and $3.6 million in sales of nonperforming loans, respectively.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) September 30, 2008 From:
				September 30, 2007		December 31, 2007
	September 30, 2007	December 31, 2007	September 30, 2008
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$3,076	$3,797	$1,921	$(1,155)	(37.5)%	$(1,876)	(49.4)%
Construction	3,052	—	—	(3,052)	(100.0)	—	nm
Mortgage:
Residential	10,975	13,359	39,655	28,680	nm	26,296	nm
Commercial	—	—	1,781	1,781	nm	1,781	—

Total mortgage	10,975	13,359	41,436	30,461	nm	28,077	nm
Consumer and other	819	2,982	5,873	5,054	nm	2,891	96.9

Total loans 90 days or more past due and still accruing	$17,922	$20,138	$49,230	$31,308	nm	$29,092	nm

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

  Interest Rate Risk Management (Other Than Trading)

        During the third quarter of 2008, our interest rate risk profile became less liability sensitive primarily as a result of the termination of ALM derivative floors and swaps and elevated short LIBOR rates towards the end of the quarter. During the first quarter of 2008, we added $500 million of interest rate floor hedges to maintain the Bank's liability sensitive interest rate risk profile (see discussion of "ALM Derivatives" below).

        At September 30, 2008, Economic Net Interest Income (NII) sensitivity was liability sensitive to parallel rate shifts. A +200 basis point parallel shift would reduce 12-month Economic NII by 0.62 percent, while a similar downward shift would increase it by 0.67 percent. At September 30, 2007, a +200 basis point parallel shift would reduce 12-month Economic NII by 0.13 percent, while a similar downward shift would increase it by 0.74 percent. We caution that ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	September 30, 2007	December 31, 2007	September 30, 2008
+200 basis points	$(2.6)	$(17.4)	$(14.2)
as a percentage of base case NII	(0.13)%	(0.93)%	(0.62)%
-200 basis points	$14.7	$35.2	$15.3
as a percentage of base case NII	0.74%	1.87%	0.67%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with the insurance brokerage business eliminated for September 30, 2008 and all assets and liabilities of the retirement recordkeeping business eliminated for December 31, 2007 and September 30, 2008. We believe that this approach provides the best representation of our risk profiles.

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

  ALM Activities

        During the first nine months of 2008, the Bank has maintained a liability sensitive interest rate risk profile to stay protected from falling rates. The significant growth in loans during the period was supported largely by shorter term funding coupled with lower rates on our interest bearing short-term liabilities, among other dynamics, has enabled us to position the Bank favorably for lower rates. The elevated short rates towards the end of the third quarter reduced the liability sensitivity position of the Bank at September 30, 2008. In addition, $2.6 billion in floors and swaps were terminated in the third quarter of 2008 to reduce the overall liability sensitivity to a more moderate risk profile. The remaining ALM derivatives portfolio continues to protect the bank from falling rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the third quarter of 2008, we reinvested proceeds from maturing ALM securities into securities with like terms and asset allocation. New derivative hedges were also added during the year as described below.

  ALM Securities

        At September 30, 2007 and 2008, our available for sale securities portfolio included $6.6 billion and $6.8 billion, respectively, of securities respectively for ALM purposes. At September 30, 2008, $6.6 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2008, we purchased $462 million par value of securities, while $380 million par value of ALM securities matured or were called.

        The composition of the portfolio is expected to remain relatively stable in 2008. Based on current prepayment projections, the estimated ALM portfolio's effective duration was 2.3 at September 30, 2008, compared to 2.2 at September 30, 2007. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.3 suggests an expected price decrease of approximately 2.3 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first nine months of 2008, the ALM derivatives portfolio decreased by $3.9 billion notional amount as $0.5 billion notional amount of LIBOR floor contracts were purchased to maintain the downside liability sensitivity of our overall risk position, offset by maturities of $1.8 billion and terminations of $2.6 billion notional amount of receive fixed interest rate swaps and floors.

        The fair value of the ALM derivative contracts decreased primarily due to maturities and terminations despite the increase in fair value of remaining interest rate swaps and floor option contracts from the Federal Reserve Board's interest rate reductions, the expectation of lower future interest rates and higher volatility in interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 11 to the condensed consolidated financial statements in this Form 10-Q and Note 19 to our consolidated financial statements included in our 2007 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of September 30, 2007, December 31, 2007, and September 30, 2008 and the change in fair value between December 31, 2007 and September 30, 2008.

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008	Decrease From December 31, 2007 to September 30, 2008
Total gross notional amount of positions held for purposes other than trading:	$7,750,000	$9,250,000	$5,400,000	$(3,850,000)
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$55,189	$148,036	$128,876	$(19,160)
Gross negative fair value	8,643	2,015	—	(2,015)

Positive (Negative) fair value of positions, net	$46,546	$146,021	$128,876	$(17,145)

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

        As of September 30, 2008, we had $17.9 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations, and use a combination of offsetting derivatives, futures and securities positions to neutralize to the extent possible the market risk associated with customer transactions. Additionally, we enter into contracts for our own trading purposes.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of September 30, 2008, we had $4.8 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2007, December 31, 2007, and September 30, 2008 and the change in fair value between December 31, 2007 and September 30, 2008.

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008	Increase / (Decrease) From December 31, 2007 to September 30, 2008
Total gross notional amount of positions held for trading purposes:
Interest rate	$11,295,073	$12,585,978	$17,946,872	$5,360,894
Foreign exchange	5,914,225	4,665,760	4,993,475	327,715
Energy	3,017,533	2,900,690	4,808,754	1,908,064

Total	$20,226,831	$20,152,428	$27,749,101	$7,596,673

Fair value of positions held for trading purposes:
Gross positive fair value	$279,494	$405,709	$552,179	$146,470
Gross negative fair value	259,914	380,313	534,286	153,973

Positive fair value of positions, net	$19,580	$25,396	$17,893	$(7,503)

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

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $31.8 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average common stockholders' equity, funded 59.5 percent of average total assets of $61.1 billion in the third quarter of 2008. Most of the remaining funding was provided by variable rate wholesale borrowings from secured and unsecured sources.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At September 30, 2008, we could have sold or transferred under repurchase agreements approximately $0.5 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account assets. The aggregate balance of these assets averaged $1.3 billion in the third quarter of 2008. Additional liquidity may be provided through loan maturities and sales.

        The Bank has a $4 billion unsecured Bank Note Program. As of September 30, 2008, the remaining available funding under the Bank Note Program is $2.6 billion. We do not have firm commitments in place to sell securities under the Bank Note Program. The Bank has pledged collateral under secured borrowing facilities with the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank (FRB). The Bank increased its reliance on secured funding during the third quarter of 2008 due to rate advantages and reduced term lending activity in the market. As of September 30, 2008, the Bank had $4.5 billion of borrowing outstanding with the FHLB, of which $2.6 billion is short-term and included in Other Borrowed Funds. As of September 30, 2008, the Bank had $3.0 billion in short-term borrowing outstanding with the FRB under the Term Auction Facility program, which provides access to short-term funds at generally favorable rates. As of September 30, 2008, the Bank had remaining unused borrowing capacity totaling a combined $16.9 billion from the FHLB and the FRB. The Bank has the capability to pledge additional portions of its unencumbered loan and securities portfolios to the FHLB and the FRB, which would increase the Bank's borrowing capacity.

        We believe that these sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of September 30, 2008.

		Union Bank of California, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	Aa3	—
	Short-term	P-1	—
Fitch	Long-term	A+	A+
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,476,759	$4,533,763	$4,923,929
Tier 2 capital	1,533,891	1,590,160	1,788,995

Total risk-based capital	$6,010,650	$6,123,923	$6,712,924

Risk-weighted assets	$53,287,524	$54,606,527	$61,365,714

Quarterly average assets	$53,368,377	$54,843,792	$61,771,614

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$6,010,650	11.28%	$6,123,923	11.21%	$6,712,924	10.94%	>	$4,909,257	8.0%
Tier 1 capital (to risk-weighted assets)	4,476,759	8.40	4,533,763	8.30	4,923,929	8.02	>	2,454,629	4.0
Leverage(1)	4,476,759	8.39	4,533,763	8.27	4,923,929	7.97	≥	2,470,865	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank of California, N.A.

(Dollars in thousands)	September 30, 2007	December 31, 2007	September 30, 2008	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$4,351,532	$4,449,368	$5,012,492
Tier 2 capital	1,125,260	1,181,796	1,378,628

Total risk-based capital	$5,476,792	$5,631,164	$6,391,120

Risk-weighted assets	$52,802,713	$54,234,495	$61,318,242

Quarterly average assets	$52,775,720	$54,277,811	$61,477,326

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,476,792	10.37%	$5,631,164	10.38%	$6,391,120	10.42%	≥	$4,905,459	8.0%	≥	$6,131,824	10.0%
Tier 1 capital (to risk-weighted assets)	4,351,532	8.24	4,449,368	8.20	5,012,492	8.17	≥	2,452,730	4.0	≥	3,679,095	6.0
Leverage(1)	4,351,532	8.25	4,449,368	8.20	5,012,492	8.15	≥	2,459,093	4.0	≥	3,073,866	5.0

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

        The decrease in the UnionBanCal Corporation Tier 1 and Total capital ratios from December 31, 2007 was primarily due to an increase in risk-weighted assets stemming from growth in our loan portfolio. The decrease in the UnionBanCal Corporation and Union Bank of California leverage ratios from December 31, 2007 was primarily due to the increase in our quarterly average assets, which was due to growth in our loan portfolio.

        As of September 30, 2008 management believes the capital ratios of Union Bank of California met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended September 30,		Increase/ (decrease)		As of and for the Three Months Ended September 30,		Increase/ (decrease)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$221,023	$251,559	$30,536	14%	$241,467	$306,895	$65,428	27%
Noninterest income	123,802	122,546	(1,256)	(1)	93,834	92,489	(1,345)	(1)

Total revenue	344,825	374,105	29,280	8	335,301	399,384	64,083	19
Noninterest expense	218,197	251,561	33,364	15	140,144	156,304	16,160	12
Credit expense (income)	6,361	7,056	695	11	28,231	49,115	20,884	74

Income (loss) from continuing operations before income taxes	120,267	115,488	(4,779)	(4)	166,926	193,965	27,039	16
Income tax expense (benefit)	46,002	44,174	(1,828)	(4)	50,834	55,457	4,623	9

Income (loss) from continuing operations	74,265	71,314	(2,951)	(4)	116,092	138,508	22,416	19
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$74,265	$71,314	$(2,951)	(4)	$116,092	$138,508	$22,416	19

Average balances—Market View (dollars in millions):
Total loans	$17,050	$20,089	$3,039	18	$22,450	$27,163	$4,713	21
Total assets	17,858	20,945	3,087	17	27,043	31,973	4,930	18
Total deposits	18,954	18,842	(112)	(1)	18,374	17,727	(647)	(4)
Financial ratios—Market View
Risk adjusted return on capital(1)	49%	43%			21%	21%
Return on average assets(1)	1.65	1.35			1.70	1.72
Efficiency ratio(2)	63.27	67.10			41.80	39.14

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase/ (decrease)		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		Increase/ (decrease)
	2007	2008	Amount	Percent	2007	2008	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(33,690)	$(35,921)	$(2,231)	(7)%	$(2,237)	$(2,787)	$426,563	$519,746	$93,183	22%
Noninterest income	7,245	2,973	(4,272)	(59)	(16,694)	(19,287)	208,187	198,721	(9,466)	(5)

Total revenue	(26,445)	(32,948)	(6,503)	(25)	(18,931)	(22,074)	634,750	718,467	83,717	13
Noninterest expense	32,938	47,741	14,803	45	(10,432)	(11,794)	380,847	443,812	62,965	17
Credit expense (income)	(18,570)	60,870	79,440	nm	(22)	(41)	16,000	117,000	101,000	nm

Income (loss) from continuing operations before income taxes	(40,813)	(141,559)	(100,746)	nm	(8,477)	(10,239)	237,903	157,655	(80,248)	(34)
Income tax expense (benefit)	(5,930)	(48,166)	(42,236)	nm	(3,242)	(3,916)	87,664	47,549	(40,115)	(46)

Income (loss) from continuing operations	(34,883)	(93,393)	(58,510)	nm	(5,235)	(6,323)	150,239	110,106	(40,133)	(27)
Loss from discontinued operations, net of income taxes	(22,780)	(5,276)	17,504	77	—	—	(22,780)	(5,276)	17,504	77

Net income (loss)	$(57,663)	$(98,669)	$(41,006)	(71)	$(5,235)	$(6,323)	$127,459	$104,830	$(22,629)	(18)

Average balances—Market View (dollars in millions):
Total loans	$5	$1	$(4)	(80)	$(20)	$(57)	$39,485	$47,196	$7,711	20
Total assets	8,488	8,286	(202)	(2)	(22)	(59)	53,367	61,145	7,778	15
Total deposits	5,254	5,704	450	9	(619)	(612)	41,963	41,661	(302)	(1)
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.12%	0.72%
Efficiency ratio(2)	na	na			na	na	59.14	60.37

(1)
Annualized.
(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Retail Banking				Wholesale Banking
	As of and for the Nine Months Ended September 30,		Increase/ (decrease)		As of and for the Nine Months Ended September 30,		Increase/ (decrease)
	2007	2008	Amount	Percent	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$672,832	$718,033	$45,201	7%	$725,514	$873,260	$147,746	20%
Noninterest income	358,122	369,293	11,171	3	275,440	258,266	(17,174)	(6)

Total revenue	1,030,954	1,087,326	56,372	5	1,000,954	1,131,526	130,572	13
Noninterest expense	668,730	725,208	56,478	8	420,690	451,692	31,002	7
Credit expense (income)	18,896	20,337	1,441	8	80,156	135,682	55,526	69

Income (loss) from continuing operations before income taxes	343,328	341,781	(1,547)	0	500,108	544,152	44,044	9
Income tax expense (benefit)	131,323	130,731	(592)	0	153,630	156,485	2,855	2

Income (loss) from continuing operations	212,005	211,050	(955)	0	346,478	387,667	41,189	12
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$212,005	$211,050	$(955)	0	$346,478	$387,667	$41,189	12

Average balances—Market View (dollars in millions):
Total loans	$16,590	$18,975	$2,385	14	$22,342	$26,203	$3,861	17
Total assets	17,405	19,806	2,401	14	27,053	30,986	3,933	15
Total deposits	18,790	18,577	(213)	(1)	18,481	18,160	(321)	(2)
Financial ratios—Market View
Risk adjusted return on capital(1)	46%	44%			22%	20%
Return on average assets(1)	1.63	1.42			1.71	1.67
Efficiency ratio(2)	64.86	66.63			42.03	39.92

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase/ (decrease)		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		Increase/ (decrease)
	2007	2008	Amount	Percent	2007	2008	2007	2008	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(108,063)	$(92,317)	$15,746	15%	$(6,503)	$(8,094)	$1,283,780	$1,490,882	$207,102	16%
Noninterest income	15,694	23,517	7,823	50	(48,666)	(57,333)	600,590	593,743	(6,847)	(1)

Total revenue	(92,369)	(68,800)	23,569	26	(55,169)	(65,427)	1,884,370	2,084,625	200,255	11
Noninterest expense	97,214	124,307	27,093	28	(30,117)	(34,877)	1,156,517	1,266,330	109,813	9
Credit expense (income)	(73,982)	128,083	202,065	nm	(70)	(102)	25,000	284,000	259,000	nm

Income (loss) from continuing operations before income taxes	(115,601)	(321,190)	(205,589)	nm	(24,982)	(30,448)	702,853	534,295	(168,558)	(24)
Income tax expense (benefit)	(36,670)	(108,077)	(71,407)	nm	(9,556)	(11,646)	238,727	167,493	(71,234)	(30)

Income (loss) from continuing operations	(78,931)	(213,113)	(134,182)	nm	(15,426)	(18,802)	464,126	366,802	(97,324)	(21)
Loss from discontinued operations, net of income taxes	(21,702)	(12,037)	9,665	45	—	—	(21,702)	(12,037)	9,665	45

Net income (loss)	$(100,633)	$(225,150)	$(124,517)	(124)	$(15,426)	$(18,802)	$442,424	$354,765	$(87,659)	(20)

Average balances—Market View (dollars in millions):
Total loans	$20	$8	$(12)	(60)	$(21)	$(48)	$38,931	$45,138	$6,207	16
Total assets	8,631	8,282	(349)	(4)	(23)	(50)	53,066	59,024	5,958	11
Total deposits	5,364	6,687	1,323	25	(669)	(603)	41,966	42,821	855	2
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	1.17%	0.83%
Efficiency ratio(2)	na	na			na	na	60.89	59.49

(1)
Annualized.
(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income) and the provision for losses on off-balance sheet commitments, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

  Retail Banking

        Retail Banking provides financial products including credit, deposit, trust, investment management, cash management and risk management delivered through our branches, relationship managers, private bankers, portfolio managers and trust administrators, to individuals, small businesses, institutional clients and professional services firms, foundations and endowments. Retail banking is focused on executing a segment based strategy that will identify targeted opportunities within the consumer, professional service firms, foundations and endowments and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets. While the primary focus of Retail Banking's segment based strategy is deposit growth, additional focus continues to be on consumer and small business loan generation and fee generation from trust and investment management.

        During the nine months ended September 30, 2008, Retail Banking's net income was flat compared to the same period in 2007. The flat net income reflects higher net interest income and higher noninterest income, partially offset by higher noninterest expense. The increase in net interest income in 2008 is primarily due to strong loan growth and lower rates paid on interest bearing liabilities, partially offset by lower yields on earning assets and a deposit mix shift from noninterest bearing and low-cost deposits into higher-cost deposits.

        Average assets grew by 14 percent during the nine months ended September 30, 2008, compared to the same period in 2007. This increase was primarily driven by a 15 percent growth in average residential mortgage loans. Additionally, the focus on home equity loans and more effective cross-selling efforts resulted in a 19 percent growth in consumer loans during the nine months ended September 30, 2008.

        Average deposits decreased 1 percent during the nine months ended September 30, 2008, compared to the same period in 2007. Retail Banking's strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income increased 3 percent during the nine months ended September 30, 2008, compared to the same period in 2007. This increase was primarily due to growth in trust fees, partially offset by a decrease in deposit fees. Noninterest expense increased 8 percent during the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to higher salaries and employee benefits and occupancy expenses. Noninterest expense was also negatively impacted by higher operating losses and regulatory expenses.

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

  —
  Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Retirement Plan Services provides defined benefit services, including trustee services and investment management. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets.

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

        During the nine months ended September 30, 2008, Wholesale Banking's net income increased by 12 percent, compared to the same period in 2007, due to higher net interest income, partially offset by higher credit expense and higher noninterest expense.

        For the nine months ended September 30, 2008, net interest income increased 20 percent, compared to the same period in 2007. The increase in net interest income was primarily due to a 17 percent increase in average loan balances, mainly in the Energy Capital Services and National Banking divisions, as well as the California middle market. Net interest income was negatively impacted by a decrease in noninterest bearing deposits and an increase in interest bearing deposits, as well as lower yields on earning assets.

        Noninterest income decreased by 6 percent during the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to lower gains on private capital investments, partially offset by higher merchant banking, and deposit fees. Noninterest expense increased by 7 percent during the nine months ended September 30, 2008, compared to the same period in 2007, mainly due to higher salaries and employee benefits.

        Wholesale Banking initiatives continue to include expanded deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle-market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. The Commercial Deposit and Treasury Management Division provides processing services, including services such as Automated Clearing House (ACH), check processing and cash vault services.

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

  •
  the Commercial Deposit and Treasury Management Division, which provides deposit and cash management expertise to middle-market and large corporate clients, government agencies, specialized industries and lending products to correspondent banks, title companies and municipalities. This division also manages Union Bank of California's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

  •
  the Capital Markets Division, which provides limited merchant banking and investment banking related products and services to middle-market and large corporate clients in their defined industries and geographic markets;

  •
  the Global Markets Division, which serves our customers with their foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts to assist our energy sector client base with their hedging needs. The division takes market risk when buying and selling securities and entering into foreign exchange and interest rate derivative contracts for its own account, but takes no market risk when providing energy derivative contracts, since the market risk for this product is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank of California; and

  •
  Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

  Other

        Net loss increased by $124.5 million in the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to higher credit expenses related to the significant increase in our loan loss provision and higher noninterest expense, partially offset by lower net interest expense and higher noninterest income.

        "Other" includes the following items:

  •
  the funds transfer pricing results for our entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

  •
  Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. (For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk");

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

        The financial results for the nine months ended September 30, 2008 were impacted by the following factors:

  •
  net interest income (expense) is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest expense decreased $15.7 million to $92.3 million compared to the same period in 2007 primarily due to the changes in transfer pricing rates as market rates decreased;

  •
  credit expense (income) of $128.1 million was due to the difference between the $284.0 million provision for loan losses calculated under our US GAAP methodology and the $155.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $23.5 million was driven by a $14.2 million gain from the partial redemption of Visa Inc. common stock and a $7.1 million gain from the partial redemption of MasterCard Inc. common stock;

  •
  noninterest expense of $124.3 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. Additionally, noninterest expense in the nine months ended September 30, 2008 included a $21.0 million provision for losses on off-balance sheet commitments, compared to a $5.0 million provision in the same period of 2007;

  •
  income tax expense (benefit) of ($108.1) million resulted from the difference between the $167.5 million, or 31.4 percent effective tax rate, for our consolidated results and the actual tax expense calculated for reportable segments of $275.6 million using the RAROC effective rate; and

  •
  loss from discontinued operations of $12.0 million.

        The financial results for the nine months ended September 30, 2007 were impacted by the following factors:

  •
  net interest income (expense) of ($108.1) million;

  •
  credit expense (income) of ($74.0) million was due to the difference between the $25.0 million provision for loan losses calculated under our US GAAP methodology and the $99.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $15.7 million;

  •
  noninterest expense of $97.2 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments;

  •
  income tax expense (benefit) of ($36.7) million was due to the difference between the $238.7 million, or 34.0 percent effective tax rate, for our consolidated results and the actual tax expense calculated for reportable segments of $275.4 million using the RAROC effective rate; and

  •
  loss from discontinued operations of $21.7 million.

Regulatory Matters

        On September 14, 2007, Union Bank of California entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the Office of the Comptroller of the Currency (OCC). The Order imposed a civil money penalty of $10 million and required Union Bank of California to take actions to improve compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provided that the $10 million penalty was deemed to be satisfied by Union Bank of California's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, Union Bank of California entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ agreed to defer prosecution for past violations of BSA/AML that occurred in Union Bank of California's now discontinued international banking business, and to dismiss prosecution completely if Union Bank of California met the conditions of the Order for one year.

Pursuant to the DPA, Union Bank of California also paid $21.6 million in the third quarter of 2007 to the DOJ. The OCC terminated the order on September 28, 2008. On October 1, 2008, the DPA was also terminated and the criminal case to which it related was dismissed.

        In December 2006, Mitsubishi UFJ Financial Group, The Bank of Tokyo-Mitsubishi UFJ and its wholly owned subsidiary, Bank of Tokyo-Mitsubishi UFJ Trust Company, entered into a series of agreements with the Federal Deposit Insurance Corporation, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of New York and the New York State Banking Department, which require a strengthening of their BSA/AML controls and processes. On September 29, 2008, these agreements were terminated.

        Any future regulatory or other government actions concerning BSA/AML controls and processes may adversely affect UnionBanCal Corporation's and Union Bank of California's ability to obtain regulatory approvals for future initiatives, including acquisitions. Also, any future actions relating to noncompliance or repeat violations of BSA/AML laws, regulations or orders could result in the assessment of additional civil money penalties or the imposition of additional fines, which could be substantial.

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

        On October 6, 2008, both UnionBanCal Corporation and Mitsubishi UFJ Financial Group obtained approval from the Board of Governors of the Federal Reserve to become financial holding companies under the Bank Holding Company Act of 1956, as amended (the BHC Act). We sought this new status from the Federal Reserve Bank (FRB) to provide us maximum flexibility and stability to pursue new business opportunities as the financial marketplace undergoes rapid and profound changes. UnionBanCal remains subject to the consolidated supervision and regulation of the FRB and the Bank remains subject to the supervision and regulation of the OCC. The FDIC will continue to insure deposits at the Bank. We do not expect significant adverse tax or accounting effects from this new status.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        For a discussion of the action filed by Data Treasury Corporation, please refer to Item 3 of Part I of our 2007 Form 10-K.

        For information relating to the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) matters, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters," in Item 2 of Part I of this Form 10-Q.

        On August 14, 2008, an alleged stockholder filed a purported class action captioned Kahn v. Mitsubishi UFJ Financial Group, Inc. in the Superior Court of California, County of San Francisco. The Kahn complaint was amended on September 4, 2008. The amended complaint asserted claims for breach of fiduciary duty against us, our directors, MUFG and its affiliates in connection with the Offer and the Merger and challenged the adequacy of our disclosures regarding the Offer. The amended complaint sought compensatory and punitive damages and declaratory, rescissory and injunctive relief with respect to the Offer and the Merger.

        On August 15, 2008, another alleged stockholder filed a purported class action captioned Jaroslawicz v. UnionBanCal Corp., et al. in the Superior Court of California, County of San Francisco. The Jaroslawicz complaint was amended on August 19, 2008, asserting claims for breach of fiduciary duty against our directors, MUFG and BTMU, and for aiding and abetting an alleged breach of fiduciary duty against us, MUFG and BTMU. The amended complaint sought declaratory, injunctive and rescissory relief with respect to the Offer.

        On August 15, 2008, another alleged stockholder filed a purported class and derivative action captioned Virgin Islands Government Employees' Retirement System v. Alvarez, et al. (VIGERS) in the Court of Chancery of the State of Delaware. The VIGERS complaint was amended on August 27, 2008 and again on September 5, 2008. The second amended VIGERS complaint asserted class action claims for breach of fiduciary duty against our current directors, MUFG and BTMU, and claims for self-dealing against MUFG and BTMU, in connection with the Offer. The complaint also asserted derivative claims for breach of fiduciary duty against our current directors, except for Nicholas Binkley, and some of our former directors arising out of alleged non-compliance by specified subsidiaries with the Bank Secrecy Act and other anti-money laundering laws and regulations. The amended complaint also asserted claims alleging that our disclosures regarding the Offer were materially false and misleading in several respects. The second amended VIGERS complaint sought declaratory and injunctive relief and damages.

        On August 29, 2008, another alleged stockholder filed a purported class action captioned Pires v. UnionBanCal Corp., et al. in the Superior Court of California, County of San Francisco. The Pires complaint asserted a claim of breach of fiduciary duty against us and our directors and against MUFG for aiding and abetting the alleged breach of fiduciary duty in connection with the Offer. The Pires complaint sought declaratory and injunctive relief and damages.

        While we believe all of the allegations of wrongdoing in the complaints and amended complaints filed in these actions lack merit, in order to resolve the litigation and avoid further cost and delay in the VIGERS and Jaroslawicz actions, we and the other defendants, without admitting any wrongdoing, agreed to make further disclosures in connection with the Offer and the Merger and signed a Stipulation of Settlement to settle all class claims asserted in such actions but not the derivative claim asserted in the VIGERS action. Pursuant to the Stipulation of Settlement, on September 26, 2008, the Delaware Chancery Court entered a Scheduling Order setting a schedule for class notice and objections, and setting a Settlement Hearing for December 2, 2008. The Scheduling Order also stays and suspends all proceedings in VIGERS (including the derivative claim) other than those necessary to carry out the settlement, and enjoins the purported class members, including the plaintiff, from asserting claims in connection with the Offer and the Merger, except as set forth in the Stipulation of Settlement. The dismissals of the VIGERS and Jaroslawicz actions contemplated by the Stipulation of Settlement require court approval, as do the anticipated request of plaintiffs' counsel to be awarded their attorneys' fees and costs. We agreed not to oppose such a request, provided that the attorneys' fees and costs requested do not exceed $1.25 million, and to pay such attorneys' fees and costs as are awarded by the Delaware Chancery Court, again provided that those fees and costs do not exceed $1.25 million.

        On September 23, 2008, plaintiffs Kahn and Pires made an ex parte application to the San Francisco County Superior Court to issue a temporary restraining order enjoining the consummation of the Merger. The Court, after oral argument on September 24, 2008, orally denied the application; there is no written order.

        On October 7, 2008, all counsel in the Kahn, Jaroslawicz and Pires actions submitted a stipulation to the San Francisco County Superior Court asking the court to consolidate and stay all three actions without prejudice to the right of plaintiffs Kahn and Pires to object to the settlement to be presented to the Delaware court. On October 15, 2008, the Superior Court agreed to declare all three cases complex, to coordinate all three cases before one judge and to stay all three cases pending the settlement approval hearing in the Delaware court. The Superior Court set a further case management conference for January 9, 2009.

        We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our consolidated financial condition, operating results or liquidity.

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2007 Form 10-K, which is incorporated by reference herein, in addition to the following information.

  Industry Factors

  The U.S. and global economies have experienced a slowing of economic growth, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry and for UnionBanCal Corporation

        Commencing in 2007 and continuing throughout 2008, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general slowing of economic growth both globally and in the U.S. which prompted the Congress to adopt an economic stimulus bill which President Bush signed into law on February 13, 2008, and which prompted the Federal Reserve Board to decrease its discount rate and the federal funds rate numerous times during 2008. These developments have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, particularly in the subprime sector. These conditions in turn have led to significant deterioration in certain financial markets, particularly the markets for subprime residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities. In addition, these conditions have rendered it more difficult for financial institutions and others to obtain transparent valuations for various portfolio debt securities, especially in the case of collateralized debt obligations backed by residential mortgage-backed securities or other collateral, including corporate obligations, as well as contributing to a widening of credit spreads and a general lack of liquidity in the marketplace, all of which can result in decreases in fair value of portfolio securities of these types. On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages.

        In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the recent financial crises affecting the banking system and financial markets. The EESA was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. On October 13, 2008, the U.S. Treasury announced that it had agreed, under the authority of the new law, with the nine largest banks in the U.S. to purchase an aggregate of $125 billion in senior preferred stock in such banks and that it would allocate an additional $125 billion to the purchase of senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. It is expected that many banks and bank holding companies will participate in such program. UnionBanCal Corporation, as a wholly-owned subsidiary of a foreign bank, will not be eligible to participate in such program.

        It cannot be predicted whether this recent governmental action will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for our company. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

  Current levels of market volatility are unprecedented

        The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. As a result of these volatile and disrupted credit markets, our customers' ability to raise capital and refinance maturing obligations could be adversely affected, and this could result in a further adverse impact on our business, financial condition and results of operations.

  There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions and the Treasury's Capital Purchase Program will help stabilize the U.S. financial system

        There can be no assurance as to the actual impact that the EESA and the Treasury's Capital Purchase Program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and the Treasury's Capital Purchase Program to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations or access to credit.

  Difficult market conditions have adversely affected our industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We can not predicate whether the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  •
  Our ability to assess the creditworthiness of our customers and counterparties may be impaired if the models and approaches we use to select, manage, and underwrite our customers and counterparties become less predictive of future behaviors.

  •
  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation, which may, in turn, impact the reliability of the process.

  •
  Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

  •
  Under an Federal Deposit Insurance Corporation (FDIC) proposal announced on October 7, 2008, we may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

  Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

        Deposits of Union Bank of California are insured up to statutory limits by the FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This new assessment system has resulted in annual assessments on deposits of Union Bank of California of approximately 5 basis points. Prior to this change, Union Bank of California was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment for 2007. Since this credit was exceeded in the second quarter of 2008, the deposit insurance assessments Union Bank of California pays have increased our costs. In addition, an increase in the deposit insurance assessments that Union Bank of California pays could result from the recent increases in bank closures by the federal banking agencies, as well as FDIC action that may be taken in connection with other troubled financial institutions. Currently, the Deposit Insurance Fund's ratio of reserves to insured deposits is below the statutory minimum. On October 7, 2008, the FDIC announced an increase in the deposit insurance premiums payable by banks beginning in 2009, pending final approval of the plan after a comment period. For the first quarter of 2009, the average premium under the proposal would increase to 13.5 cents on every $100 in deposits, from 6.3 cents currently, and the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Any increases in the deposit insurance assessments Union Bank of California pays would further increase our costs.

  The soundness of other financial institutions could adversely affect us

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

  The effects of changes in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our stock or other securities. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to The Bank of Tokyo-Mitsubishi UFJ's controlling ownership of us, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

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

        Refer to "Supervision and Regulation" in Item 1 of our 2007 Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in Item 2 of Part I of this Form 10-Q for discussion of other laws and regulations that may affect our business.

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building industry, the commercial real estate industry, the communications/media industry, the retail industry, the energy industry and the technology industry. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, particularly in the subprime housing sectors, which has lead us to take additional provisions against credit losses in this portfolio as to which we expect an acceleration of charge offs during the rest of 2008. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

  Adverse California economic conditions could adversely affect our business

        The State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector, especially the subprime housing markets, and the California state government's budgetary and fiscal difficulties. The California state government is currently experiencing budget shortfalls which in January 2008 prompted Governor Schwarzenegger to declare a fiscal emergency. The California state budget enacted in September 2008 projects a deficit of $1.0 billion in 2009-2010 and includes expenditure reductions. It is possible that the legislature response to the state's fiscal difficulties could lead to increased state taxes in California. The financial and economic consequences of this situation cannot be predicted with any certainty at this time. If economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

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

        We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowance because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers' ability to repay their loans, resulting in our increasing the allowance. Continued volatility in fuel and energy costs could also adversely impact some borrowers' ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in the allowance would result in a charge to earnings.

  Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ

        As of November 4, 2008, the Bank of Tokyo-Mitsubishi UFJ, a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, owned all of the outstanding shares of our common stock. As a result, The Bank of Tokyo-Mitsubishi UFJ can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to The Bank of Tokyo-Mitsubishi UFJ or Mitsubishi UFJ Financial Group.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

  Repurchases of Equity Securities

        The following table presents repurchases by us of our equity securities during the third quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs
July 2008	642	$44.01	—	$509,722,565
August 2008	1,620	$64.91	—	$509,617,403
September 2008	2,140	$73.42	—	$509,460,291	(2)

Total	4,402	$66.00	—

(1)
All common stock repurchased during July, August and September 2008 were from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)
In the third quarter of 2008, UnionBanCal Corporation used $0.3 million from the $500 million repurchase program announced on April 26, 2006.

Item 6.   Exhibits

No.	Description
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(2)
10.1	Executive Agreement between Union Bank of California N.A. and Timothy H. Wennes, dated as of July 28, 2008(3)
10.2	UnionBanCal Corporation Bridge Plan dated September 18, 2008(4)
10.3	Form of UnionBanCal Corporation Bridge Plan Award Agreement(5)
10.4	Form of UnionBanCal Corporation Bridge Plan Award Agreement with David I. Matson(6)
10.5	UnionBank of California, N.A. Supplemental Executive Retirement Plan as amended and restated effective September 18, 2008(7)
10.6	UnionBank of California, N.A. Supplemental Executive Retirement Plan for Policy Making Officers as amended and restated effective September 18, 2008(8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2008.

(2)
Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 4, 2008.

(3)
Incorporated by reference to Exhibit (e)(42) to the Schedule 14D-9 filed on August 29, 2008.

(4)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 19, 2008.

(5)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 19, 2008.

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 19, 2008.

(7)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 19, 2008.

(8)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 19, 2008.

(9)
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: November 6, 2008	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2008	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2008	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

 EXHIBIT INDEX

No.	Description
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(2)
10.1	Executive Agreement between Union Bank of California N.A. and Timothy H. Wennes, dated as of July 28, 2008(3)
10.2	UnionBanCal Corporation Bridge Plan dated September 18, 2008(4)
10.3	Form of UnionBanCal Corporation Bridge Plan Award Agreement(5)
10.4	Form of UnionBanCal Corporation Bridge Plan Award Agreement with David I. Matson(6)
10.5	UnionBank of California, N.A. Supplemental Executive Retirement Plan as amended and restated effective September 18, 2008(7)
10.6	UnionBank of California, N.A. Supplemental Executive Retirement Plan for Policy Making Officers as amended and restated effective September 18, 2008(8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2008.

(2)
Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 4, 2008.

(3)
Incorporated by reference to Exhibit (e)(42) to the Schedule 14D-9 filed on August 29, 2008.

(4)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 19, 2008.

(5)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 19, 2008.

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 19, 2008.

(7)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 19, 2008.

(8)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 19, 2008.

(9)
Filed herewith.

QuickLinks

UnionBanCal Corporation and Subsidiaries TABLE OF CONTENTS
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)
UnionBanCal Corporation and Subsidiaries Condensed Consolidated Balance Sheet
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