Form 10-K
period 2008-12-31
UNIONBANCAL CORP
filed 2009-03-06
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
(Title of each class)

Not applicable
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock par value $1.00 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒*

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒* No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Not applicable; all of the voting stock of the registrant is owned by its parent, The Bank of Tokyo-Mitsubishi UFJ, Ltd.

        As of January 31, 2009, the number of shares outstanding of the registrant's Common Stock was *.

        * Effective January 1, 2009, the registrant's filing obligations under the Act automatically lapsed pursuant to Section 15(d) of the Act. After such time, the registrant continued to file all reports which would have otherwise been required to be filed by Section 13 or 15(d) of the Act and, on February 11, 2009, the registrant filed a registration statement on Form 8-A with the Securities and Exchange Commission to register its common stock under Section 12(g) of the Act.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K
None

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

        This document includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of The Economic Stimulus Act of 2008, the Financial Stability Plan, the Homeowner Affordability and Stability Plan and the American Recovery and Reinvestment Act of 2009 and other legislation or governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy and likely changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including the expected need to continue to provide for credit losses due to an expected acceleration of charge-offs and further deterioration in our loan portfolio, anticipated loan growth, credit quality and risk grade trends and our delinquency rates compared to the industry average

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance

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

  •
  Our ability and intent to hold various investment securities

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon and Washington

  •
  The composition and market sensitivity of our securities portfolios, our trading and hedging strategies and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group's taxable profits on our California State tax obligations

  •
  Critical accounting policies and estimates, the impact of recent accounting pronouncements and future recognition of impairments for the fair value of assets

  •
  Expected rates of return and projected results

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network or otherwise restructure, reorganize or change our business mix, their timing and their impact on our business

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc. and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc.

  •
  Our strategies and expectations regarding capital levels and intent to fund our operations on an independent basis

  •
  The continued recessionary outlook for the U.S. economy

        There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        As used in this Form 10-K, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

General

        We are a California-based, financial holding and commercial bank holding company whose major subsidiary, Union Bank, N.A., is a commercial bank. (On December 18, 2008, Union Bank, N.A. changed its name from Union Bank of California, N.A.) Union Bank provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, as well as nationally and internationally.

        On November 4, 2008, we became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among UnionBanCal, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU (Merger Sub) (the Merger Agreement). All of our issued and outstanding shares of common stock are now owned by BTMU. Prior to the transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

        The Merger Agreement provided, among other things, for a cash tender offer by BTMU (the Offer) to purchase all of the publicly held outstanding shares of our common stock at a price of $73.50 per share in cash (the Offer Price). The offer expired on September 26, 2008, with purchase of the shares being effective on October 1, 2008. After the Offer, BTMU owned approximately 97 percent of our outstanding common stock. On November 4, 2008, pursuant to the Merger Agreement, Merger Sub was merged with and into UnionBanCal (the Merger), the separate corporate existence of Merger Sub ceased and UnionBanCal continued as the surviving corporation in the Merger. All remaining publicly held shares of our common stock issued and outstanding immediately prior to the closing of the Merger were converted into the right to receive an amount in cash equal to the Offer Price.

        For further information regarding the privatization transaction, refer to Note 2 to our Consolidated Financial Statements included in this Form 10-K Report.

Banking Lines of Business

        Our operations are divided into two primary segments. These segments and their financial information are described more fully in "Business Segments" of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 26 to our Consolidated Financial Statements included in this Form 10-K Report.

        Retail Banking.    Retail Banking offers our customers a broad spectrum of financial products under one convenient umbrella. With a diverse line of checking and savings, investment, loan and fee-based banking products, individual and business clients can have their specific needs met. These products are offered in 335 full-service branches, primarily in California. In addition, Retail Banking offers international and settlement services, e-banking through our website, check cashing services at our Cash & Save® locations and loan, deposit and trust investment products tailored to our high net worth individual customers through our offices of

The Private Bank. Institutional customers are offered corporate trust, securities lending and custody (global and domestic) services.

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

Employees

        At January 31, 2009, we had 9,847 full-time equivalent employees.

Competition

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions and insurance companies. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry is likely to further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets (such as JPMorgan Chase's acquisition of Washington Mutual and Wells Fargo Bank's acquisition of Wachovia Bank) resulting from adverse economic and financial market conditions. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years. Given the recent financial crises affecting the banking system and financial markets and related volatility and tightening of liquidity in the credit markets, many banks have been aggressively seeking deposits by utilizing interest rates which lack correlation to the current federal funds market. Although we have not been required to do so, net interest income could be adversely affected should competitive pressures cause us to increase our interest rates paid on deposits in order to maintain our market share.

        Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies, including several large finance companies, securities firms and insurance companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. On October 6, 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Board of Governors of the Federal Reserve System to become financial holding companies under the Bank Holding Company Act of 1956, as amended (the BHCA). We sought this new status from the Federal Reserve Board to provide us maximum flexibility to pursue new business opportunities as the banking and financial services industry undergoes rapid and profound changes.

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

        We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will better position us to meet the challenges provided by this competition.

Monetary Policy and Economic Conditions

        Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate for borrowings by financial institutions and the federal funds rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business, particularly in light of the current recessionary economic conditions.

Supervision and Regulation

        Overview.    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the institution, and not for the benefit of the investors in the stock or other securities of the bank holding company. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank. This summary description of applicable laws and regulations does not purport to be complete and is qualified in its entirety by reference to such laws and regulations.

        Bank Holding Company Act (BHCA) and the Gramm-Leach-Bliley (GLB) Act.    We, MUFG and BTMU are subject to regulation under the BHCA, which also subjects us to Federal Reserve Board reporting and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities that the Federal Reserve Board deems to be so closely related to banking as to be a proper incident thereto.

        The GLB Act allows "financial holding companies" to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended section 4 of the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. A bank holding company may elect to become a financial holding company if all of its subsidiary depository institutions are well-capitalized and well-managed and have a "satisfactory" or better Community Reinvestment Act (CRA) rating. Under current Federal Reserve Board interpretations, a foreign bank holding company that controls a subsidiary U.S. bank holding company, such as MUFG, must make the election. In addition, the foreign bank holding company (if it is a bank itself) must be well-capitalized and well-managed in accordance with standards comparable to those required of U.S. banks as determined by the Federal Reserve Board and its U.S. bank subsidiary must have a "satisfactory" or better CRA rating. On October 6, 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Federal Reserve Board to become financial holding companies under the BHCA.

        Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. At this time, Union Bank has no plans to seek to form any "financial subsidiaries."

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this policy, the Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

        Comptroller of the Currency.    Union Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency, its primary regulator, and also by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC). As part of this authority, Union Bank is required to file periodic reports with the Comptroller of the Currency and is subject to ongoing examination by the Comptroller of the Currency.

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

        Other Regulatory Oversight.    Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank. Dividends payable by Union Bank to us are subject to restrictions under a formula imposed by the Comptroller of the Currency unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank to its affiliates and on transactions with affiliates, see Notes 20 and 25 to our Consolidated Financial Statements included in this Form 10-K Report.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. FDICIA established five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank and us. Management believes that, at December 31, 2008, Union Bank and we met the requirements for "well-capitalized" institutions.

        Deposits of Union Bank are insured up to statutory limits by the FDIC and, accordingly, are subject to deposit insurance assessments. In February 2006, under the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new fund, the Deposit Insurance Fund. These Acts, as implemented by the FDIC, also created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. As a result of this legislation, since January 2007 and through 2008, Union Bank has been subject to increased annual assessments on deposits in the amount of approximately 5 basis points. Prior to this change, Union Bank was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment in 2007 and part of 2008.

        As a result of recent and significant bank failures, the FDIC has determined that the reserve ratio for the Deposit Insurance Fund was 0.76 percent as of September 30, 2008 and 0.40 percent as of December 31, 2008 (preliminary), the lowest reserve ratio for the combined bank and thrift insurance fund since 1993. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15 percent within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points and in Risk Categories II, III and IV to 17, 35 and 50 basis points, respectively. An institution's assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, by the ratio of its Tier 1 capital in excess of 15 percent to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as 10 basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10 percent. An institution's base assessment rate would also be increased if an institution's ratio of secured liabilities (including Federal Home Loan Bank advances) to deposits exceeds 15 percent. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively. On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund, adopt an interim rule (subject to comment) imposing an emergency special assessment on insured institutions of 20 basis points on June 30, 2009 (to be collected on September 30, 2009), implement changes to the risk-based assessment system, and set rates beginning the second quarter of 2009. The FDIC extended the restoration plan period to seven years, concluding that the problems facing the financial services sector and the economy at large constitute extraordinary circumstances permitting such extension. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance or if the reserve ratio of the Deposit Insurance Fund falls to a level which shall be zero or close to negative at the end of a calendar quarter. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments designed to improve how the assessment system differentiates for risk. Under the final rule, banks in Risk Category I will pay initial base assessment rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009, while the base annual assessment rates for institutions in Risk Categories II, III and IV will be adjusted to 22, 32 and 45 basis points, respectively. The final rule provides incentives in the form of a reduction in assessment rates for institutions that hold long-term unsecured debt and provides for increases in the base assessment rates for institutions that rely significantly on brokered deposits or secured liabilities. In addition, to the extent that assessments of participants in the Temporary Liquidity Guarantee Program (described in "Economic and Financial Crisis and Government's Response" below) are insufficient to cover the expenses or losses arising from the Temporary Liquidity Guarantee Program, the FDIC may impose one or more emergency special assessments on all FDIC-insured depository institutions. Each such special assessment will be computed with reference to the amount by which an insured depository institution's average total assets exceed the sum of the institution's average total tangible equity and average total subordinated debt.

        There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, and Washington, as well as other states in which Union Bank and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank are also subject to extensive regulation under various Federal and state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans.

        Union Bank is also subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated October 17, 2005, Union Bank's compliance with CRA was rated "outstanding."

        Union Bank has branches in Canada and the Cayman Islands. Any international activities of Union Bank are also subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank's business opportunities and competitiveness in these jurisdictions. Furthermore, due to BTMU's controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank and us in the future.

        The activities of Union Bank subsidiaries, HighMark Capital Management, Inc. and UnionBanc Investment Services LLC, are subject to the rules and regulations of the SEC, as well as those of state securities regulators. UnionBanc Investment Services LLC is also subject to the rules and regulations of the Financial Industry Regulatory Authority (FINRA).

        Under Federal Reserve Board rules, Union Bank is affiliated with the HighMark Funds. The HighMark Funds is a registered investment company, subject to the rules and regulations of the SEC.

        Broker/Dealer Regulation.    Other provisions of the GLB Act amended the Securities Exchange Act of 1934 to eliminate the blanket exemptions for banks from the definitions of "broker" and "dealer" under that Act and replaced this exemption with enumerated permissible bank brokerage and dealer activities. After implementation of these GLB Act provisions, banks are required to register as a broker-dealer to engage in securities brokerage operations beyond the limited bank brokerage activities permitted by the GLB Act. In September 2007, the SEC and the Federal Reserve Board jointly issued final Regulation R, which implements the securities brokerage limitations of the GLB Act. Regulation R also defines certain terms used in the GLB Act and contains additional regulatory exemptions for limited bank brokerage activities. Regulation R delayed implementation of the GLB Act brokerage provisions for Union Bank until January 2009. Union Bank is not registered as a broker. The GLB Act and Regulation R require us to conduct non-exempted securities brokerage activities through our registered broker-dealer, UnionBanc Investment Services LLC. These laws and regulations also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank's ability to advertise securities brokerage services.

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

        Sarbanes-Oxley Act.    On November 4, 2008, we became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among UnionBanCal, BTMU and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU. All of our issued and outstanding shares of common stock are now owned by BTMU. As such, we are no longer required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934. However, we have elected to continue to file such periodic reports with the SEC in accordance with the reduced disclosure format permitted for certain wholly-owned subsidiaries, and the Sarbanes-Oxley Act applies to us.

        In response to various high profile corporate scandals, the United States Congress enacted the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of these scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.

        Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and Form 10-K Reports do not contain any untrue statement or omission of a material fact. Specific requirements of the certifications include having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; they have made certain disclosures to our independent public accounting firm and Audit Committee about our internal controls; and they have included information in our quarterly and Form 10-K Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

        In the United States, the federal bank regulatory agencies issued final rules in the fourth quarter of 2007, effective April 1, 2008 (but subject to a one-year parallel-run period and a three-year transition period), that implement new risk-based capital requirements under Basel II for those U.S. banks and bank holding companies that meet the minimum threshold for reporting, although others may "opt in." The new rules require banks and bank holding companies with consolidated assets of $250 billion or more or with consolidated on-balance sheet foreign exposures of $10 billion or more to adopt the new risk-based capital requirements. In addition, on June 26, 2008, the U.S. federal bank regulatory agencies proposed a rule for public comment that would implement certain of the less complex approaches for calculating risk-based capital requirements, known as the standardized framework, consistent with Basel II for those U.S. banks and bank holding companies not subject to the new accord. This proposed approach will be in replacement of the previously proposed Basel IA initiative, which has since been dropped by the U.S. agencies. As described in the agencies' final rulemaking release, compliance with this new standardized risk-based capital framework would be optional.

        We do not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory. However, MUFG, which owns all of our issued and outstanding shares of common stock through its wholly-owned subsidiary BTMU, is subject to the requirements of the new Basel II under the rules of the Japan Financial Services Agency (JFSA). In addition, the rules of the JFSA require subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent's consolidated risk-weighted assets to also comply with Basel II. Because we constitute more than 2 percent of MUFG's risk-weighted assets, the JFSA requirement will be applicable to us. In order to facilitate the JFSA requirements, we expect to adopt the new Basel II rules as in effect in the U.S., subject to approval by our U.S. bank regulators. MUFG is reimbursing us for expenditures that we are incurring for Basel II projects that we would not have undertaken for our own risk management purposes. At this time the impact on our minimum capital requirements under Basel II is not known.

        Customer Information Security.    The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines required each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Union Bank has adopted a customer information security program that has been approved by its Board of Directors.

        Privacy.    The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks' policies and procedures. Union Bank implemented a privacy policy effective since the GLB Act became law, pursuant to which all of its existing and new customers are notified of the privacy policies. State laws and regulations designed to protect the privacy and security of customer information apply also to us and our other subsidiaries.

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

Future Legislation

        Future changes in the laws, regulations, or policies that impact Union Bank, our other subsidiaries and us cannot be predicted and may have a material effect on our business and earnings. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.

Economic and Financial Crisis and Government's Response

        Beginning in 2007 and continuing into 2009, various adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal. Economists generally agree that the U.S. and global economies have been in a recession for some time and it is expected that recessionary conditions will continue for some time into the future. These developments have prompted a variety of actions by the U.S. Government to respond to the challenges presented by these economic and financial developments.

        On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the recent financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that do not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt). Union Bank has elected to participate in the Temporary Liquidity Guarantee Program.

        On October 14, 2008, pursuant to the EESA, the U.S. Treasury announced a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. The nine largest banks in the U.S. initially agreed to participate in this program, with the U.S. Treasury purchasing an aggregate of $125 billion in senior preferred stock in such banks and allocating an additional $125 billion in senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. Many banks and bank holding companies have participated in such program. On January 15, 2009, the Senate voted to approve the release of an additional $350 billion in TARP funds, making a vote by the House of Representatives unnecessary and resulting in the availability of such funds to the U.S. Treasury. UnionBanCal, as a wholly-owned subsidiary of a foreign bank, is not eligible to participate in the Capital Purchase Program.

  The Financial Stability Plan

        In February 2009, the U.S. Department of the Treasury outlined the "Financial Stability Plan: Deploying our Full Arsenal to Attack the Credit Crisis on All Fronts." The Financial Stability Plan includes a wide variety of measures intended to address the domestic and global financial crisis and deterioration of credit markets. Many aspects of the Financial Stability Plan are conceptual in nature and contemplate future specific regulations and further regulatory and legislative enactment. Key aspects of the Financial Stability Plan are described below.

        The Financial Stability Plan includes a variety of measures aimed at addressing issues in the U.S. banking sector. These measures include requiring banking institutions with assets in excess of $100 billion to undergo a forward-looking comprehensive "stress test" and providing such institutions with access to a U.S. Treasury-provided "capital buffer" to help absorb losses if the results of the test indicate that additional capital is needed and it cannot be obtained in the private sector; a public-private investment fund which will be designed to involve both public and private capital and public financing for the acquisition of troubled and illiquid assets in the banking sector; substantial expenditures to support government-sponsored enterprises in the housing sector and a commitment of funds to help prevent avoidable foreclosures of owner-occupied residential real estate; a consumer and business lending initiative intended to support the purchase of loans by providing financing to private investors to help unfreeze and lower interest rates for auto, small business, credit card and other consumer and business credit; increased transparency and disclosure of exposure on bank balance sheets; requirements relating to accountability and monitoring of funds received by banking institutions under the Financial Stability Plan; restrictions on dividends, stock repurchases and acquisitions on banks receiving assistance under the Plan; and limitations on executive compensation for senior executives at institutions receiving funds under the Plan, including a cap of $500,000 in total annual compensation (not including restricted stock payable only when the government is receiving payments on its investment), "say on pay" shareholder votes and new disclosure and accountability requirements applicable to luxury purchases. As we have less than $100 billion in assets and are a foreign-owned institution, we do not believe that the stress test and U.S. Treasury-provided capital program will be applicable to Union Bank.

Financial Information

        See our Consolidated Financial Statements starting on page F-58 for financial information about UnionBanCal Corporation and its subsidiaries.

Item 1A.   Risk Factors

        We are subject to numerous risks and uncertainties, including but not limited to those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in Item 7 of Part II of this Form 10-K Report and the following information:

  Industry Factors

  The U.S. and global economies have experienced a recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry and for UnionBanCal; the U.S. Government has responded to these circumstances with a variety of proposed and enacted measures; there can be no assurance that these measures will successfully address these circumstances

        Commencing in 2007 and continuing throughout 2008 and into 2009, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In response, Congress adopted economic stimulus bills that former President Bush and President Obama signed into law at various times in 2008 and 2009, and the Federal Reserve Board was prompted to decrease its discount rate and the federal funds rate numerous times during 2008.

        In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, which has led to significant deterioration in certain financial markets, particularly the markets for residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities and collateralized debt obligations secured by nonconforming loans. These conditions have rendered it more difficult for financial institutions and others to obtain transparent valuations for various portfolio debt securities, especially collateralized debt obligations backed by residential mortgage-backed securities or other collateral, including corporate obligations. Credit spreads have widened and a general lack of liquidity exists in the marketplace. This has resulted in decreases in the fair value of investment securities of these types. To help mitigate these conditions, on July 30, 2008, former President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages.

        In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels. On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the recent financial crises affecting the banking system and financial markets. The EESA was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that do not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt). Union Bank has elected to participate in the Temporary Liquidity Guarantee Program. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. The nine largest banks in the U.S. initially agreed to participate in this program, with the U.S. Treasury purchasing an aggregate of $125 billion in senior preferred stock in such banks and allocating an additional $125 billion to the purchase of senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. Many banks and bank holding companies have participated in this program. On January 19, 2009, the Senate voted to approve the release of an additional $350 billion in TARP funds, making a vote by the House of Representatives unnecessary and resulting in the availability of such additional funds to the U.S. Treasury. UnionBanCal Corporation, as a wholly-owned subsidiary of a foreign bank, is not eligible to participate in the Capital Purchase Program.

        On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA) in an attempt to reverse the recent U.S. economic downturn. A large portion of the ARRA is devoted to new federal spending programs designed to increase economic output, decrease unemployment and invest in national infrastructure. Of the $787 billion in federal spending appropriated by the ARRA, $286 billion will be devoted to tax cuts, $120 billion will be used to fund infrastructure projects and $381 billion will be allocated for social programs and other spending. A substantial portion of the appropriation funds will go directly to the states, which was a key element in the recent budget approved by the California Legislature and signed by Governor Schwarzenegger on February 20, 2009.

        It cannot be predicted whether these recent governmental actions will result in significant improvement in financial and economic conditions affecting the banking industry and the U.S. economy. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for our company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in federal programs such as TARP and may not qualify for participation in future federal programs. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

  Current levels of market volatility are unprecedented

        The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In the third and fourth quarters of 2008, and continuing into 2009, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. As a result of these volatile and disrupted credit markets, our customers' ability to raise capital and refinance maturing obligations could be adversely affected, and this could result in a further adverse impact on our business, financial condition and results of operations.

  Difficult market conditions have adversely affected our industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We cannot predict whether the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We expect to face increased regulation of our industry, including as a result of the EESA and other governmental measures. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

  •
  Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

  •
  Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our asset management and trust business. Fees charged are based upon asset values, and declines in values proportionately reduce fees charged.

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

  •
  On December 16, 2008, the FDIC approved a uniform increase in assessment rates of 7 basis points (annual rate) for the first quarter of 2009, resulting in base annual assessment rates for institutions in Risk Category I of 12 to 14 basis points and in Risk Categories II, III and IV of 17, 35 and 50 basis points, respectively. As described further in the next risk factor below, on February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund; adopt an interim rule (subject to comment) imposing an emergency special assessment on insured institutions of 20 basis points on June 30, 2009 (to be collected on September 30, 2009), and permitting the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary; implement changes to the risk-based assessment system; and set rates beginning the second quarter of 2009. Banks in Risk Category I will pay initial base assessment rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009, while the base annual assessment rates for institutions in Risk Categories II, III and IV will be adjusted to 22, 32 and 45 basis points, respectively. As a result, we may be required to pay significantly higher FDIC premiums to restore the reserve ratio of the Deposit Insurance Fund of the FDIC to at least 1.15 percent within seven years as required by the Reform Act and the amended restoration plan. In addition, to the extent that assessments of participants in the Temporary Liquidity Guarantee Program (described in "Economic and Financial Crisis and Government's Response" above) are insufficient to cover the expenses or losses arising from the Temporary Liquidity Guarantee Program, the FDIC may impose one or more emergency special assessments on all FDIC-insured depository institutions.

  Changes in the premiums payable to the Federal Deposit Insurance Corporation will increase our costs and could adversely affect our business

        Deposits of Union Bank are insured up to statutory limits by the FDIC, and, accordingly, are subjected to deposit insurance assessments to maintain the Deposit Insurance Fund. In November 2006, the FDIC issued a final rule, effective January 1, 2007, that created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. This assessment system resulted in annual assessments on deposits of Union Bank of approximately 5 basis points through 2008. Prior to this change, Union Bank was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment for 2007 and part of 2008. Since this credit was exceeded in the second quarter of 2008, the deposit insurance assessments Union Bank pays have increased our costs. As a result of recent and significant bank failures, the FDIC has determined that the reserve ratio for the Deposit Insurance Fund was 0.76 percent as of September 30, 2008 and 0.40 percent as of December 31, 2008 (preliminary), the lowest reserve ratio for the combined bank and thrift insurance fund since 1993. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15 percent within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 to 14 basis points and in Risk Categories II, III and IV to 17, 35 and 50 basis points, respectively. An institution's assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, by the ratio of its Tier 1 capital in excess of 15 percent to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as 10 basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10 percent. An institution's base assessment rate would also be increased if an institution's ratio of secured liabilities (including Federal Home Loan Bank advances) to deposits exceeds 15 percent. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively. On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund, adopt an interim rule (subject to comment) imposing an emergency special assessment on insured institutions of 20 basis points on June 30, 2009 (to be collected on September 30, 2009), implement changes to the risk-based assessment system, and set rates beginning the second quarter of 2009. The FDIC extended the restoration plan period to seven years, concluding that the problems facing the financial services sector and the economy at large constitute extraordinary circumstances permitting such extension. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance or if the reserve ratio of the Deposit Insurance Fund falls to a level which shall be zero or close to negative at the end of a calendar quarter. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments designed to improve how the assessment system differentiates for risk. Under the final rule, banks in Risk Category I will pay initial base assessment rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009, while the base annual assessment rates for institutions in Risk Categories II, III and IV will be adjusted to 22, 32 and 45 basis points, respectively. The final rule provides incentives in the form of a reduction in assessment rates for institutions that hold long-term unsecured debt and provides for increases in the base assessment rates for institutions that rely significantly on brokered deposits or secured liabilities. In addition, to the extent that assessments of participants in the Temporary Liquidity Guarantee Program (described in "Economic and Financial Crisis and Government's Response" above) are insufficient to cover the expenses or losses arising from the Temporary Liquidity Guarantee Program, the FDIC may impose one or more emergency special assessments on all FDIC-insured depository institutions. Each such special assessment will be computed with reference to the amount by which an insured depository institution's average total assets exceed the sum of the institution's average total tangible equity and average total subordinated debt. Any increases in the deposit insurance assessments Union Bank pays would further increase our costs.

  The soundness of other financial institutions could adversely affect us

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. The FDIC has been appointed receiver of over 40 insured depository institutions since the beginning of 2008, and some industry experts have predicted that hundreds of financial institutions could fail over the next few years. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

  The effects of changes in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to BTMU's ownership of us, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

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

        Refer to "Supervision and Regulation" in Item 1 of this Form 10-K and "MD&A—Regulatory Matters" in Item 7 of Part II of this Form 10-K for discussion of other laws and regulations that may affect our business.

  Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers

        In particular, there have been proposals made by President Obama, members of Congress and others that could reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution's ability to foreclose on mortgage collateral. For example, on February 18, 2009, President Obama announced "The Homeowner Affordability and Stability Plan" as part of a plan designed to help up to 7 to 9 million families restructure or refinance their mortgages to avoid foreclosure. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

  The need to account for assets at market prices may adversely affect our results of operations

        We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

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

  Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, causing us to incur increased funding costs

        The banking industry and we are facing increasing deposit-pricing pressures. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

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

  Substantial competition could adversely affect us

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources that are well in excess of ours. Competition in our industry is likely to further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets (such as JPMorgan Chase's acquisition of Washington Mutual and Wells Fargo Bank's acquisition of Wachovia Bank) resulting from adverse economic and market conditions. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years.

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

  Company Factors

  Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. Additionally, a continued or further downturn in the residential real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. Although we do not engage in subprime or negative amortization lending, effects of recent subprime market challenges, combined with the ongoing deterioration in the U.S. and California real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building industry, the commercial real estate industry, the communications/media industry, the retail industry, the energy industry and the technology industry. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets, which has lead us to take additional provisions against credit losses in this portfolio as to which we expect a higher level of charge offs during 2009. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

  Adverse California economic conditions could adversely affect our business

        The State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector, especially the subprime housing markets, and the California state government's budgetary and fiscal difficulties. Under the budget plan approved by the California Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, the State of California will reduce services, increase sales and income taxes and other fees and take other expense reduction measures. In addition, California will fund a portion of the deficit through additional borrowings, which may include Revenue Anticipation Warrants, a relatively high-cost form of financing. Further, the budget requires California voter approval of ballot measures during a special election to be held on May 19, 2009. The measures would set a cap on state spending and institute a "rainy day" fund for periods of fiscal difficulty for the State's budget, authorize the State to sell bonds based on future lottery revenue, shift money from certain social programs, guarantee additional funds for schools and freeze lawmakers' pay when the State runs a deficit. Rejection of any of the revenue-related ballot measures would likely result in budget deficits which would need to be addressed later in 2009. The financial and economic consequences of this situation cannot be predicted with any certainty at this time. If the California state government's budgetary and fiscal difficulties continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

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

  Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ

        As of November 4, 2008, BTMU, a wholly-owned subsidiary of MUFG, owned all of the outstanding shares of our common stock. As a result, BTMU can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to BTMU or MUFG.

        A majority of our directors are independent of BTMU and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including BTMU. However, because of BTMU's control over the election of our directors, it could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.

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

  The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's financial or regulatory condition could adversely affect our operations

        We fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, BTMU and MUFG's credit ratings may affect our credit ratings.

        BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against BTMU or MUFG. For additional information, see "MD&A—Regulatory Matters" in this Form 10-K Report.

  Potential conflicts of interest with The Bank of Tokyo-Mitsubishi UFJ could adversely affect us

        The views of BTMU and MUFG regarding possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight.

        Also, as part of BTMU's risk management processes, BTMU manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of BTMU. We may wish to extend credit or furnish other banking services to the same customers as BTMU. Our ability to do so may be limited for various reasons, including BTMU's aggregate exposure and marketing policies.

        Certain directors' and officers' ownership interests in MUFG's common stock or service as a director or officer or other employee of both us and BTMU could create or appear to create potential conflicts of interest, especially since both we and BTMU compete in U.S. banking markets.

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

  Significant legal proceedings could subject us to substantial uninsured liabilities

        We are from time to time subject to claims and proceedings related to our present or previous operations. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

  Changes in our tax rates could affect our future results

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MUFG and either all worldwide affiliates or only U.S. affiliates. Prior to 2008, we have elected to file our California franchise tax returns on a worldwide unitary basis. We intend to file our 2008 California tax return under a water's-edge election. Changes in MUFG's taxable profits will impact our effective tax rate. MUFG's taxable profits are impacted most significantly by changes in the worldwide economy and decisions that they may make about the timing of the recognition of credit losses or other matters. When MUFG's taxable profits rise, our effective tax rate in California will rise, and when MUFG's taxable profits decrease, our effective tax rate will decrease. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and MUFG's fiscal year-ends. If we understate our tax obligations we could be subject to penalties. Recent amendments to California tax law now impose an automatic 20 percent penalty for an understatement of tax in excess of $1 million for any taxable year beginning on or after January 1, 2003 for which the statute of limitations on assessment has not expired. In addition, the California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws or their interpretation, by the outcomes of examinations of our income tax returns by the Internal Revenue Service and other tax authorities and with respect to our California state tax liability, by adjustments that may be necessary from time to time to recognize differences in estimated California state tax expense based on MUFG's estimated income and its actual results.

  We are subject to operational risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in "MD&A—Business Segments." Operational risk includes reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of changes in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

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

  Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and employees and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

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

  Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

        On November 4, 2008, we became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among UnionBanCal, BTMU and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU. All of our issued and outstanding shares of common stock are now owned by MUFG through its wholly-owned subsidiary BTMU. As such, we are no longer required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934; however, we have elected to continue to file such periodic reports with the SEC in accordance with the reduced disclosure format permitted for certain wholly-owned subsidiaries.

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

Item 1B.   Unresolved Staff Comments

        None.

Item 2.   Properties

        At December 31, 2008, we operated 331 full service branches in California, 4 full service branches in Oregon and Washington, and 2 international offices. We own the property occupied by 117 of the domestic offices and lease the remaining properties for periods of five to twenty years.

        We own 2 administrative facilities in San Francisco, 2 in Los Angeles, and 3 in San Diego. Other administrative offices in Arizona, California, Illinois, Nevada, New York, Oregon, Virginia, Texas and Washington operate under leases expiring in one to twenty-six years.

        Rental expense for branches and administrative premises is described in Note 6 to our Consolidated Financial Statements included in this Form 10-K Report.

Item 3.   Legal Proceedings

        UnionBanCal Corporation and Union Bank were named, along with 54 other parties, as defendants in an action filed by DataTreasury Corporation in the United States District Court for the Eastern District of Texas on February 24, 2006. Plaintiff alleged that defendants were "making, using, selling, offering for sale, and/or importing in or into the United States, directly, contributory and/or by inducement, without authority, products and services" that were asserted to fall within the scope of the claims of United States Patents Nos. 5,910,988, 6,032,137, 5,265,007 and 5,717,868, which are collectively addressed to various aspects of check processing, including remote data capture, electronic imaging, central processing and storage. A confidential settlement was reached on November 24, 2008, the litigation against UnionBanCal and Union Bank was dismissed with prejudice on December 1, 2008, and UnionBanCal and Union Bank obtained fully paid up, world-wide licenses under the relevant DataTreasury patents for the life of the patents.

        On August 14, 2008, an alleged stockholder filed a purported class action captioned Kahn v. Mitsubishi UFJ Financial Group, Inc. in the Superior Court of California, County of San Francisco. The Kahn complaint was amended on September 4, 2008. The amended complaint asserted claims for breach of fiduciary duty against us, our directors, MUFG and its affiliates in connection with the Offer and the Merger described in Item 1 "Business" and challenged the adequacy of our disclosures regarding the Offer. The amended complaint sought compensatory and punitive damages and declaratory and injunctive relief with respect to the Offer and the Merger.

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

        While we believe all of the allegations of wrongdoing in the complaints and amended complaints filed in these actions lacked merit, in order to resolve the litigation and avoid further cost and delay in the VIGERS and Jaroslawicz actions, we and the other defendants, without admitting any wrongdoing, agreed to make further disclosures in connection with the Offer and the Merger and signed a Stipulation of Settlement to settle all class claims asserted in such actions but not the derivative claim asserted in the VIGERS action. Pursuant to the Stipulation of Settlement, on September 26, 2008, the Delaware Chancery Court entered a Scheduling Order setting a schedule for class notice and objections, and setting a Settlement Hearing for December 2, 2008. The Scheduling Order also stayed and suspended all proceedings in VIGERS (including the derivative claim) other than those necessary to carry out the settlement, and enjoined the purported class members, including the plaintiff, from asserting claims in connection with the Offer and the Merger, except as set forth in the Stipulation of Settlement. The dismissals of the VIGERS and Jaroslawicz actions contemplated by the Stipulation of Settlement require court approval, as do the anticipated request of plaintiffs' counsel to be awarded their attorneys' fees and costs. We agreed not to oppose such a request, provided that the attorneys' fees and costs requested do not exceed $1.25 million, and to pay such attorneys' fees and costs as are awarded by the Delaware Chancery Court, again provided that those fees and costs do not exceed $1.25 million.

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

        Plaintiffs Kahn and Pires filed objections in the Delaware Court to the VIGERS and Kahn settlement. On December 2, 2008, the Vice Chancellor heard and then overruled the objections, approved the settlement and approved the application for fees and costs in the amount of $1.25 million. The Delaware Court entered a written order and final judgment to that effect later the same day.

        On December 10, 2008, the San Francisco County Superior Court dismissed the Jaroslawicz action with prejudice pursuant to the Stipulation of Settlement.

        On December 15, 2008, the Delaware Court entered a stipulation and order dismissing the VIGERS action as moot. This order had the effect of dismissing the derivative claim that had not been resolved by the Stipulation of Settlement approved on December 2, 2008.

        On December 23, 2008, we paid the agreed $1.25 million in fees and costs.

        On January 7, 2009, the San Francisco County Superior Court dismissed the Kahn and Pires actions with prejudice pursuant to the stipulation of all parties.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        The information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On November 4, 2008 we became a wholly-owned subsidiary of BTMU and our common stock was delisted from the New York Stock Exchange. All of our issued and outstanding shares of common stock are now held by BTMU, and there is presently no established public trading market for our common stock.

        For the year 2007 and for the period through November 3, 2008, the average daily trading volume of our common stock was 426,884 shares and 1,550,976 shares, respectively. At December 31, 2006, December 31, 2007 and November 3, 2008, our common stock closed at $61.25 per share, $48.91 per share and $73.48 per share, respectively. The following table presents stock quotations for each quarter in 2007, the first three quarters in 2008 and the fourth quarter in 2008 through November 3, 2008.

	2007		2008
	High	Low	High	Low
First quarter	$65.03	$59.01	$53.59	$39.32
Second quarter	64.00	59.01	56.00	39.00
Third quarter	61.09	52.19	74.58	34.81
Fourth quarter	60.48	47.18	74.36	73.02

        The following table presents quarterly per share cash dividends declared for 2007 and 2008.

	2007	2008
First quarter	$0.47	$0.52
Second quarter	0.52	0.52
Third quarter	0.52	0.52
Fourth quarter	0.52	—

        The following table presents repurchases by us of our equity securities during the fourth quarter 2008 through November 3, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs
October 2008	238	$73.33	—	$509,442,838
November 2008	290	$73.42	—	$509,421,546	(2)

Total	528	$73.38	—

(1)
All common stock repurchased during October and November 2008 were from employees for required personal income tax withholdings on the vesting of restricted stock issued under the Year 2000 UnionBanCal Corporation Management Stock Plan.

(2)
In the fourth quarter of 2008, UnionBanCal Corporation used less than $0.1 million from the $500 million repurchase program announced on April 26, 2006. Because we are now a wholly-owned subsidiary of BTMU, this repurchase program is no longer active.

Item 6.   Selected Financial Data

        See page F-1 of this Form 10-K Report.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        See pages F-1 through F-56 of this Form 10-K Report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

        See pages F-39 through F-43 of this Form 10-K Report.

Item 8.   Financial Statements and Supplementary Data

        See pages F-58 through F-137 of this Form 10-K Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.   Controls and Procedures

        Disclosure Controls.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        Internal Controls Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page F-141. The Report of Independent Registered Public Accounting Firm is presented on page F-139. During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B.   Other Information

        None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

        Certain information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.

Directors

Director	Age	Principal Occupation For the Past Five Years
Aida M. Alvarez	59	Ms. Alvarez served as Administrator of the U.S. Small Business Administration from February 1997 to January 2001. Ms. Alvarez is a director of Wal-Mart Stores, Inc. Ms. Alvarez has been a Director of UnionBanCal and Union Bank since October 2004.
David R. Andrews	66

Mr. Andrews is the Founder and Co-Chair of MetaJure, Inc., a consulting company that provides non-legal services to Fortune 500 corporations in the areas of eDiscovery, investigations, due diligence and basic document drafting. Mr. Andrews is retired from PepsiCo, Inc., where he served as Senior Vice President, Governmental Affairs, General Counsel and Secretary from February 2002 to February 2005. Mr. Andrews was a partner of the law firm of McCutchen, Doyle, Brown & Enersen from 1981 to 1997 and from April 2000 to February 2002. He served as legal adviser to the U.S. Department of State from August 1997 to April 2000. Mr. Andrews is a director of Pacific Gas and Electric Company and PG&E Corporation and a director of James Hardie Industries Ltd. Mr. Andrews has been a Director of UnionBanCal and Union Bank since April 2000.

Nicholas B. Binkley	63

Mr. Binkley has been a general partner of Forrest Binkley & Brown, a venture capital and private equity firm, since the firm was formed in 1993. Forrest Binkley & Brown serves as general partner for two funds, SBIC Partners, L.P, a venture capital fund formed in 1994, and Forrest Binkley & Brown Capital Partners, LLC, a private equity fund formed in 2001. Mr. Binkley was a member of the Office of the President of Forrest Binkley & Brown Venture Co., a Texas corporation which was the general partner of Forrest Binkley & Brown, L.P., a Texas limited partnership, which in turn was the general partner of SBIC Partners II, L.P., a technology venture capital fund formed in 1998. In March 2005, SBIC Partners II, L.P. entered into a consent judgment whereby the U.S. Small Business Administration, or SBA, was appointed as receiver for SBIC Partners II, L.P. Following the appointment of the SBA as receiver, Forrest Binkley & Brown was appointed as agent to the receiver for the purpose of marshalling and liquidating all of its assets with the goal of maximizing recovery of SBA loans made to SBIC Partners II, L.P. Mr. Binkley's prior experience is in the banking industry where he held various positions at Security Pacific Corporation from 1977 to 1992, including as an executive officer and member of the board of directors, and, following the acquisition of Security Pacific, serving as an executive officer and member of the board of directors of BankAmerica Corporation from 1992 to 1993. Mr. Binkley has been a Director of UnionBanCal and Union Bank since February 2007.

Director	Age	Principal Occupation For the Past Five Years
L. Dale Crandall	67

Mr. Crandall serves as President of Piedmont Corporate Advisors, Inc., a private financial consulting firm that he founded. Mr. Crandall is retired from Kaiser Foundation Health Plan, Inc., and Kaiser Foundation Hospitals, where he served as President and Chief Operating Officer from March 2000 to June 2002, and as Senior Vice President and Chief Financial Officer from June 1998 to March 2000. Mr. Crandall is a director of Coventry Health Care, Ansell Ltd., and Metavante Technologies, Inc., and serves as trustee for several funds in the Dodge & Cox Funds family of mutual funds. Mr. Crandall has been a Director of UnionBanCal and Union Bank since February 2001.

Murray H. Dashe	66

Mr. Dashe is retired from Cost Plus, Inc., where he served as Chairman, Chief Executive Officer and President from February 1998 to March 2005. Mr. Dashe has been a Director of UnionBanCal and Union Bank since July 2006.

Richard D. Farman	73

Mr. Farman has been Chairman Emeritus of Sempra Energy since September 2000. Mr. Farman served as Chairman and Chief Executive Officer of Sempra Energy from July 1998 to June 2000. Mr. Farman has been a Director of UnionBanCal and Union Bank since November 1988.

Philip B. Flynn	51

Mr. Flynn has served as Vice Chairman and Chief Operating Officer of UnionBanCal and Union Bank since March 2005. He served as Vice Chairman and head of the Commercial Financial Services Group from April 2004 to March 2005, as Executive Vice President and Chief Credit Officer from September 2000 to April 2004, and as Executive Vice President and head of Specialized Lending from May 2000 to September 2000. Mr. Flynn has been a Director of UnionBanCal and Union Bank since April 2004.

Christine Garvey	63

Ms. Garvey, retired, is a real estate consultant, who served as Global Head of Corporate Real Estate and Services for Deutsche Bank AG from May 2001 to May 2004. From December 1999 until April 2001, Ms. Garvey served as Vice President, Worldwide Real Estate and Workplace Resources at Cisco Systems, Inc. Previously, Ms. Garvey held several positions with Bank of America, including Group Executive Vice President and Head of National Commercial Real Estate Services. Ms. Garvey is a director of ProLogis, Maguire Properties, Inc. and Health Care Properties, Inc. Ms. Garvey has been a Director of UnionBanCal and Union Bank since October 2007.

Michael J. Gillfillan	60

Mr. Gillfillan has been a partner of Meriturn Partners, LLC since December 2002. He was a partner of Neveric, LLC from March 2000 to January 2002. Mr. Gillfillan has been a Director of UnionBanCal and Union Bank since January 2003.

Director	Age	Principal Occupation For the Past Five Years
Mohan S. Gyani	57

Mr. Gyani has been Vice Chairman of Roamware, Inc., a provider of voice and data roaming solutions, since December 2005, where he served as Chief Executive Officer & Chairman from May 2005 to December 2005. Prior to this, Mr. Gyani served as President and Chief Executive Officer of AT&T Wireless Mobility Services from March 2000 to January 2003 and Senior Advisor of AT&T Wireless Group from January 2003 to December 2004. Mr. Gyani is a Director of Safeway, Inc., Keynote Systems Incorporated, Mobile TeleSystems OJSC, and SiRF Technology Holdings, Inc. Mr. Gyani has been a Director of UnionBanCal and Union Bank since July 2006.

Yoshiaki Kawamata	58

Mr. Kawamata has served as Senior Managing Executive Officer and Chief Executive Officer for the Americas of The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Resident Managing Officer for the United States of Mitsubishi UFJ Financial Group, Inc. since April 2008. From January 2006 until March 2008, Mr. Kawamata served as Managing Executive Officer and Deputy Chief Executive, Global Business Unit of The Bank of Tokyo-Mitsubishi UFJ, Ltd. Prior to January 2006, Mr. Kawamata held the following positions with UFJ Bank Limited: Executive Officer, Tokyo Corporate Banking Office III, V & Financial Institutions Office from January 2002 to May 2002; Senior Executive Officer, Tokyo Corporate Banking Office I-V & Financial Institutions Office from May 2002 to June 2002, Senior Executive Officer, Tokyo Corporate Banking Office I, IV & Financial Institutions Office from June 2002 to May 2004, Senior Executive Officer, Credit Administration from May 2004 to April 2005, Senior Executive Officer in charge of Eastern Japan area from April 2005 to September 2005 and Senior Executive Officer in charge of Eastern Japan area and Deputy Head of Global Banking & Trading Division from September 2005 to December 2005. Mr. Kawamata has been a Director of UnionBanCal and Union Bank since December 2008.

Nobuo Kuroyanagi	67

Mr. Kuroyanagi has served as Chairman of The Bank of Tokyo-Mitsubishi UFJ, Ltd. since April 2008. He has served as President & CEO of Mitsubishi UFJ Financial Group, Inc. since October 2005. From January 2006 to March 2008, Mr. Kuroyanagi served as President of The Bank of Tokyo-Mitsubishi UFJ, Ltd. From June 2004 to December 2005, Mr. Kuroyanagi served as President of The Bank of Tokyo-Mitsubishi, Ltd. From June 2004 to September 2005, Mr. Kuroyanagi served as President & CEO of Mitsubishi Tokyo Financial Group, Inc. From June 2002 to June 2004, Mr. Kuroyanagi served as Deputy President of The Bank of Tokyo-Mitsubishi, Ltd. Mr. Kuroyanagi has been a Director of UnionBanCal since December 2008.

Mary S. Metz	71

Dr. Metz is retired from the S. H. Cowell Foundation where she served as President from January 1999 until March 2005. Dr. Metz is a director of AT&T Corporation, Pacific Gas and Electric Company and PG&E Corporation. Dr. Metz has been a Director of UnionBanCal and Union Bank since November 1988.

Director	Age	Principal Occupation For the Past Five Years
J. Fernando Niebla	69

Mr. Niebla has served as President of International Technology Partners, LLC since December 1998 and is the principal owner and managing partner of Siertina Development LLC. He serves on the boards of Integrated Healthcare Holdings, Inc. and Granite Construction Incorporated. Mr. Niebla has been a Director of UnionBanCal and Union Bank since July 1994.

Kyota Omori	60

Mr. Omori has served as Chairman of UnionBanCal and Union Bank since July 2008. Mr. Omori has served as Senior Managing Officer since April 2008 and Deputy President and Chief Compliance Officer of the Mitsubishi UFJ Financial Group since June 2008. He served as Senior Managing Executive Officer and Chief Executive Officer for the Americas of The Bank of Tokyo-Mitsubishi UFJ from October 2007 to April 2008 and as Resident Managing Officer for the United States for Mitsubishi UFJ Financial Group from June 2005 to April 2008. From January 2006 to October 2007, Mr. Omori served as Managing Executive Officer and Chief Executive Officer for the Americas of The Bank of Tokyo-Mitsubishi UFJ. From May 2003 to January 2006, Mr. Omori served as Managing Director of The Bank of Tokyo-Mitsubishi. In May 2004, Mr. Omori was appointed as Chief Executive Officer for the Americas. From May 2001 to May 2003, Mr. Omori served as General Manager of the Corporate Planning Office of The Bank of Tokyo-Mitsubishi. Mr. Omori has been a Director of UnionBanCal and Union Bank since May 2007.

Barbara L. Rambo	56

Ms. Rambo has served as Vice Chair of Nietech Corporation, a payments technology company since October 2006, and served as Chief Executive Officer of Nietech Corporation from November 2002 until October 2006. Prior to joining Nietech, Ms. Rambo served as Chair of the Board of OpenClose Technologies, Inc., a financial services company, from June 2001 to December 2001, as President and Chief Executive Officer of that company from January 2000 to June 2001, and as a Director from January 2000 through March 2002. Previously, Ms. Rambo held several executive positions with Bank of America, most recently Group Executive Vice President and Head of National Commercial Banking. Ms. Rambo is a director of Pacific Gas and Electric Company and PG&E Corporation. Ms. Rambo has been a Director of UnionBanCal and Union Bank since October 2007.

Director	Age	Principal Occupation For the Past Five Years
Masaaki Tanaka	55

Mr. Tanaka has served as President and Chief Executive Officer of UnionBanCal and Union Bank since May 2007. During the same period, Mr. Tanaka has been the head of UNBC group, an organizational term used by The Bank of Tokyo-Mitsubishi UFJ, representing UnionBanCal in the Global Business Unit of The Bank of Tokyo-Mitsubishi UFJ. Mr. Tanaka served as Executive Officer and General Manager, Corporate Planning Division of The Bank of Tokyo-Mitsubishi UFJ from January 2006 until April 2007, during which time he also served as Executive Officer and Co-General Manager, Corporate Planning Division of Mitsubishi UFJ Financial Group. From May 2004 to December 2005, Mr. Tanaka served as General Manager of Corporate Business Development for The Bank of Tokyo-Mitsubishi, during which time he also served, prior to July 2004, as General Manager of Corporate Banking Division No. 2 of Corporate Banking Group No. 1, and, beginning in July 2004, as General Manager of Corporate Banking Division No. 3 of the Corporate Banking Group. Mr. Tanaka was appointed Executive Officer of The Bank of Tokyo-Mitsubishi UFJ in June 2004 and Managing Executive Officer in May 2007. From April 2001 to May 2004, he served as General Manager, Corporate Planning Division of the Mitsubishi Tokyo Financial Group and from May 2000 to April 2001, he served as General Manager, Integrated Planning Office of The Bank of Tokyo-Mitsubishi. Mr. Tanaka has been a Director of UnionBanCal and Union Bank since May 2007.

Dean A. Yoost	58

Mr. Yoost retired from PricewaterhouseCoopers in July 2005, where he held various partner positions in Tokyo, Beijing, Los Angeles, New York, Minneapolis, and Irvine since 1974, most recently as the managing partner of the Orange County practice and as the Western Region Leader of the firm's Advisory practice. Mr. Yoost was a full-time Senior Advisor to PricewaterhouseCoopers in Tokyo from early 2006 until June 2007, where he assumed a lead role in the major restructuring of PricewaterhouseCoopers' Japanese operations. Mr. Yoost is a Director of Emulex Corporation and Pacific Life Insurance Company. Mr. Yoost has been a Director of UnionBanCal and Union Bank since July 2007.

        Ronald L. Havner, Jr. resigned as a Director of UnionBanCal and Union Bank effective January 28, 2009.

Executive Officers

        See above for information on Masaaki Tanaka, President & Chief Executive Officer, and Philip B. Flynn, Vice Chairman & Chief Operating Officer.

Executive Officer	Age	Principal Occupation For the Past Five Years
John C. Erickson	47	Mr. Erickson has served as Vice Chairman and Chief Risk Officer of UnionBanCal and Union Bank since April 2008. He served as Senior Executive Vice President and Deputy Chief Risk Officer from January 2008 to April 2008. He served as Executive Vice President and Deputy Chief Risk Officer from September 2007 to January 2008. He served as head of Commercial Banking and Wealth Management from May 2006 to September 2007, as head of Commercial Banking from April 2003 to April 2006, as head of the National Banking and Communications, Media and Entertainment Divisions from April 2001 to April 2003 and as Senior Vice President, Corporate Capital Markets, from April 1996 to April 2001.
David I. Matson	64

Mr. Matson has served as Vice Chairman and Chief Financial Officer of UnionBanCal and Union Bank since March 2005 and served as Executive Vice President and Chief Financial Officer from July 1998 to March 2005.

Grant K. Ahearn	52

Mr. Ahearn has served as Senior Executive Vice President and head of Specialized Financial Services of UnionBanCal and Union Bank since January 2008. He served as Executive Vice President and head of Specialized Financial Services from October 2007 to January 2008, and as head of the Energy Capital Services and Equipment Leasing departments from January 2001 to September 2007.

JoAnn M. Bourne	53

Ms. Bourne has served as Senior Executive Vice President and head of Commercial Deposits and Treasury Management of UnionBanCal and Union Bank since January 2008. She served as Executive Vice President and head of Commercial Deposits and Treasury Management from April 2003 to January 2008. She served as head of Commercial Banking from January 2002 to April 2003, and managed the Commercial Deposit Services Division from June 1997 to January 2002.

Bruce H. Cabral	53

Mr. Cabral has served as Senior Executive Vice President and Chief Credit Officer of UnionBanCal and Union Bank since January 2008. He served as Executive Vice President and Chief Credit Officer from April 2004 to January 2008, and as Deputy Chief Credit Officer from November 2002 until April 2004. Prior to this position, Mr. Cabral was a Senior Credit Officer responsible for Real Estate Lending and National Banking.

Robert C. Dawson	49

Mr. Dawson has served as Senior Executive Vice President and head of Commercial Banking of UnionBanCal and Union Bank since October 2008. He served as Executive Vice President and head of Commercial Banking from May 2006 to October 2008. Prior to that assignment, he was Executive Vice President and Manager of Corporate Capital Markets from October 2003 to May 2006. From September 2000 to September 2003, Mr. Dawson was SVP & Manager of Capital Markets.

Executive Officer	Age	Principal Occupation For the Past Five Years
Paul E. Fearer	65

Mr. Fearer has served as Senior Executive Vice President and Human Resources Director of UnionBanCal and Union Bank since January 2008. He served as Executive Vice President and Human Resources Director from April 1996 to January 2008.

Morris W. Hirsch	52

Mr. Hirsch has served as Senior Executive Vice President, General Counsel and Secretary of UnionBanCal and Union Bank since July 2008. He served as Senior Vice President and Deputy General Counsel from April 1996 to July 2008.

J. Michael Stedman	43

Mr. Stedman has served as Senior Executive Vice President and as head of Real Estate Industries of UnionBanCal and Union Bank since January 2008. He served as Executive Vice President and head of Real Estate Industries from November 2006 to January 2008. He served as Senior Vice President and Senior Credit Officer for Real Estate from February 2003 to November 2006, and as Senior Vice President and Real Estate Loan Center Manager from April 1999 to February 2003.

Timothy H. Wennes	41

Mr. Wennes has served as Senior Executive Vice President and head of Retail Banking for UnionBanCal and Union Bank since July 2008. From 2003 to 2004, he served as executive vice president of retail banking for Countrywide Bank, FSB. In 2005, he was named chief operating officer and in 2007 was named president and chief operating officer at Countrywide Bank. Prior to Countrywide, Mr. Wennes spent 14 years at Wells Fargo Bank, where he advanced from loan officer to regional president.

Johannes H. Worsoe	41

Mr. Worsoe has served as Senior Executive Vice President and head of Global & Wealth Markets of UnionBanCal and Union Bank since January 2008. He served as Executive Vice President and head of Global Markets from July 2005 to January 2008. He served as Senior Vice President and Manager of Global Markets from January 2004 to July 2005, and as Senior Vice President and Manager of Global Markets Trading and Sales from February 2001 to January 2004.

James Yee	55

Mr. Yee has served as Senior Executive Vice President and Chief Information Officer of UnionBanCal and Union Bank since January 2008. He served as Executive Vice President and Chief Information Officer from May 2005 to January 2008. Prior to joining UnionBanCal, he served as Senior Vice President, Information Technology, for Charles Schwab & Company from April 2004 to April 2005 and Senior Vice President and Chief Information Officer of Pacific Exchange, Inc. from April 2000 to March 2003.

Code of Ethics

        We have adopted a Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller. A copy of this Code of Ethics is posted on our website. To the extent required by SEC rules, we intend to disclose promptly any amendment to, or waiver from any provision of, the Code of Ethics applicable to senior financial officers on our website. Our website address is www.unionbank.com.

Item 11.   Executive Compensation

        The information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

        The information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.   Principal Accountant Fees and Services

Audit Fees

        The following is a description of the fees billed to UnionBanCal by Deloitte & Touche LLP for each of the last two fiscal years. All fees for 2007 and 2008 were approved by our Audit Committee.

	2007	2008
Audit Fees(1)	$3,419,053	$3,816,314
Audit-Related Fees(2)	553,911	946,483
Tax Fees(3)	153,432	176,417
Total	$4,126,396	$4,939,214

(1)
Audit fees relate to services rendered in connection with the annual audit of UnionBanCal's consolidated financial statements, quarterly reviews of financial statements included in UnionBanCal's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of UnionBanCal's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2008, additional costs of the privatization, securities valuations and loan reviews due to the credit environment were incurred.

(2)
Audit-related fees relate to assurance and related services that are reasonably related to the performance of the audit or review of UnionBanCal's financial statements and are not included in Audit Fees. For 2007 and 2008, this included fees for services provided in connection with service auditors reports and audits of employee benefit plans. For 2008, the overall cost of providing the Statements on Auditing Standards No. 70 reports for Union Bank's trust business partially increased due to the sale of the Retirement Recordkeeping Business.

(3)
Tax fees include fees for tax compliance, tax advice, and tax planning services. For 2007 and 2008, fees related to tax compliance and preparation were $132,632 and $130,196, respectively. For 2007 and 2008, this included tax services for expatriates and the Calgary Branch. For 2007 and 2008, fees related to tax advice and planning were $20,800 and $46,221, respectively. For 2008, this included tax consulting on State of California matters and training. For 2007, this included tax consulting on IRS matters.

        The Audit Committee also considered whether the provision of the services other than audit services is compatible with maintaining Deloitte & Touche LLP's independence. All of the services described above were approved by the Audit Committee in accordance with the following policy.

Pre-approval of Services by Deloitte & Touche LLP

        The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by Deloitte & Touche LLP. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services; provided, however, that:

  •
  the pre-approval request must be detailed as to the particular services to be provided;

  •
  the pre-approval may not result in a delegation of the Audit Committee's responsibilities to the management of UnionBanCal; and

  •
  the pre-approved services must be commenced within six months of the Audit Committee's pre-approval decision.

        The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve, specific engagements that are not otherwise pre-approved.

        Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee Chair. The Chair reports any specific approval of services at the Audit Committee's next regular meeting. The Audit Committee regularly reviews summary reports detailing all services being provided by its independent registered public accounting firm.

PART IV

Item 15.   Exhibits and Consolidated Financial Statement Schedules

(a)(1)    Financial Statements

        Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are set forth on pages F-58 through F-141. (See index on page F-57).

(a)(2)    Financial Statement Schedules

        All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3)    Exhibits

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(2)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(c)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(3)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
24.1	Power of Attorney(3)

No.	Description
24.2	Resolution of Board of Directors(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated November 4, 2008 (SEC File No. 001-15081).

(2)
Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(3)
Provided herewith.

UnionBanCal Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Selected Financial Data

(Dollars in thousands)	2004	2005	2006	2007	2008(1)
Results of operations:
Net interest income(2)	$1,628,532	$1,842,340	$1,844,393	$1,732,652	$2,060,660
(Reversal of) provision for loan losses(3)	(45,757)	(50,683)	(5,000)	81,000	515,000
Noninterest income	802,290	681,342	759,214	799,539	772,656
Noninterest expense(3)	1,372,548	1,480,057	1,557,949	1,574,201	1,896,696

Income from continuing operations before income taxes(2)	1,104,031	1,094,308	1,050,658	876,990	421,620
Taxable-equivalent adjustment	3,745	4,352	6,401	9,272	9,812
Income tax expense	395,403	357,529	274,720	294,354	127,868

Income from continuing operations	704,883	732,427	769,537	573,364	283,940
Income (loss) from discontinued operations, net of taxes	27,651	130,506	(16,541)	34,730	(15,055)

Net income	$732,534	$862,933	$752,996	$608,094	$268,885

Balance sheet (end of period):
Total assets(4)	$48,098,021	$49,416,002	$52,619,576	$55,727,748	$70,121,390
Total loans	29,109,415	33,095,595	36,671,723	41,204,188	49,585,550
Nonperforming assets	149,855	61,645	42,365	56,525	436,515
Total deposits	38,548,005	39,949,257	41,850,682	42,680,191	46,049,769
Medium- and long-term debt	816,113	801,095	1,318,847	1,913,622	4,288,488
Stockholder's equity	4,292,244	4,559,700	4,571,401	4,737,981	7,484,305
Balance sheet (period average)(5):
Total assets	$42,988,384	$47,449,564	$49,846,868	$53,468,142	$60,908,355
Total loans	26,047,578	31,452,606	35,704,129	39,424,327	46,112,105
Earning assets	39,014,123	42,786,530	45,077,084	48,968,917	55,556,063
Total deposits	35,932,380	39,393,393	40,000,434	42,185,536	43,133,196
Stockholder's equity	4,050,202	4,280,085	4,574,185	4,603,022	5,170,795
Financial ratios(5):
Return on average assets:
From continuing operations	1.64%	1.54%	1.54%	1.07%	0.47%
Net income	1.70	1.82	1.51	1.14	0.44
Return on average stockholder's equity:
From continuing operations	17.40	17.11	16.82	12.46	5.49
Net income	18.09	20.16	16.46	13.21	5.20
Efficiency ratio(6)	55.71	57.99	59.80	60.68	64.24
Net interest margin(2)	4.17	4.31	4.09	3.54	3.71
Tangible common equity ratio	7.94	8.31	7.84	7.73	6.96
Tier 1 risk-based capital ratio(4)	9.71	9.17	8.68	8.30	8.78
Total risk-based capital ratio(4)	12.17	11.10	11.71	11.21	11.63
Leverage ratio(4)	8.09	8.39	8.44	8.27	8.42
Allowance for loan losses to:(7)
Total loans	1.37	1.06	0.90	0.98	1.49
Nonaccrual loans	279.97	596.91	792.32	722.64	177.79
Allowances for credit losses to:(8)
Total loans	1.65	1.32	1.12	1.20	1.74
Nonaccrual loans	337.74	743.58	987.06	884.80	208.01
Net loans charged off (recovered) to average total loans	0.09	(0.01)	0.04	0.03	0.37
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	0.51	0.19	0.12	0.14	0.88
Nonperforming assets to total assets(4)	0.31	0.12	0.08	0.10	0.62

(1)
On November 4, 2008, Mitsubishi UFJ Financial Group, Inc. (MUFG), through its wholly owned subsidiary, The Bank of Tokyo—Mitsubishi UFJ, Ltd. (BTMU), completed its acquisition of all of the remaining outstanding shares of UnionBanCal Corporation (the Company) common stock (the "privatization transaction"). The Company estimated the fair value of its tangible assets and liabilities as of October 1, 2008 and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. In addition, the Company recorded goodwill and other intangible assets. The Company's financial condition as of December 31, 2008 reflects the impact of these fair value adjustments and other amounts recorded. The Company's results of operations for the fourth quarter of 2008 include accretion and amortization related to the fair value adjustments.

(2)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(3)
For 2004, we reclassified the provision for off-balance sheet commitment losses of $12.5 million between (reversal of) provision for loan losses and noninterest expense.

(4)
End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.

(5)
Average balances used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.

(6)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments and low income housing credit (LIHC) investment amortization expense, as a percentage of net interest income (taxable-equivalent basis) and noninterest income, and is calculated for continuing operations only. LIHC amortization expense was $17.1 million, $18.1 million, $21.3 million, $28.5 million and $40.6 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

(7)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(8)
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

        You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2006, 2007 and 2008 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-K Report, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We had consolidated assets of approximately $70 billion at December 31, 2008.

        On November 4, 2008, we became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among UnionBanCal, The Bank of Tokyo Mitsubishi UFJ, Ltd. (BTMU), a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU (Merger Sub) (the Merger Agreement). All of our issued and outstanding shares of common stock are now owned by BTMU. Prior to the transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

        The Merger Agreement provided, among other things, for a cash tender offer by BTMU (the Offer) to purchase all of the publicly held outstanding shares of our common stock at a price of $73.50 per share in cash (the Offer Price). The Offer expired on September 26, 2008, with purchase of the shares being effective on October 1, 2008. After the Offer, BTMU owned approximately 97 percent of our outstanding common stock. On November 4, 2008, pursuant to the Merger Agreement, Merger Sub was merged with and into UnionBanCal (the Merger), the separate corporate existence of Merger Sub ceased and we continued as the surviving corporation in the Merger. All remaining publicly held shares of our common stock issued and outstanding immediately prior to the closing of the Merger were converted into the right to receive the Offer Price.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our 2008 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-K Report. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K Report for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        UnionBanCal's privatization transaction significantly affected our financial statements. The privatization transaction was accounted for as a business combination and the fair value adjustments related to our privatization were pushed down to our consolidated financial statements from BTMU. Accordingly, the purchase price paid by BTMU plus related fair value adjustments have been reflected on UnionBanCal's consolidated balance sheet as of October 1, 2008. This has resulted in a new basis of accounting, which reflects the estimated fair value of our assets and liabilities. The fair value adjustment of our assets and liabilities was required to reflect only the proportionate incremental percentage of shares acquired by BTMU in the privatization transaction, which was 35.58 percent. After all of the fair value adjustments were assigned, the remainder of the purchase price was recorded as goodwill. Refer to Note 2 to our Consolidated Financial Statements included in this Form 10-K Report for further information on UnionBanCal's privatization transaction.

        Dramatic and unprecedented overall financial market conditions afflicted the banking industry in 2008 and continue into 2009. Despite the uncertain market, we continued to generate loan growth, maintain stable deposits, and grow net interest income.

        In 2008, our average total loans grew 17 percent from 2007 to $46.1 billion. This strong growth was spread across all major categories, including commercial, residential and commercial real estate, due to increased loan demand and reduced competition.

        During 2008, we provided $550 million for our allowances for credit losses compared to $90 million in 2007. The increase was primarily attributable to higher criticized assets, increases in certain loss factors related to our consumer and small business portfolios and strong loan growth. We anticipate a continued recessionary environment during 2009, resulting in additional deterioration in our loan portfolio. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $57 million and $437 million at December 31, 2007 and 2008, respectively. The increase in nonperforming assets was primarily due to increases in the commercial and industrial portfolio of $231 million, construction portfolio of $85 million, and commercial real estate portfolio of $43 million. Net charge offs were $170 million in 2008, compared to $10 million in 2007.

        At December 31, 2007 and 2008, our allowances for credit losses as a percent of total loans were 1.20 percent and 1.74 percent, respectively. At December 31, 2007 and 2008, our allowances for credit losses as a percent of nonaccrual loans were 885 percent and 208 percent, respectively. At December 31, 2007 and 2008, our allowance for loan losses as a percent of total loans were 0.98 percent and 1.49 percent, respectively. At December 31, 2007 and 2008, our allowance for loan losses as a percent of nonaccrual loans were 723 percent and 178 percent, respectively.

        In 2008, our average noninterest bearing deposits declined 11 percent to $12.7 billion compared to 2007. The decline was primarily due to lower commercial noninterest bearing deposits as a result of a mix shift toward interest bearing deposit accounts, and lower title and escrow deposits resulting from reduced residential real estate activity. Average noninterest bearing deposits represented 29 percent of average total deposits in 2008, compared to 34 percent in 2007. In addition, the annualized average all-in-cost of funds improved to 1.72 percent, compared to 2.67 percent in 2007.

        In 2008, our net interest income increased 19 percent from 2007 to $2.1 billion, primarily due to lower rates paid on interest bearing liabilities, including other borrowings, and strong loan growth, partially offset by lower yields on earning assets.

        In 2008, our noninterest income declined 3 percent from 2007 to $773 million primarily due to lower gains on the sales of and distributions from private capital investments and lower trading account revenues.

        In 2008, our noninterest expense grew by 20 percent from 2007 to $1.9 billion. The increase was primarily due to privatization-related expenses, higher intangible asset amortization related to the privatization transaction, higher salaries and employee benefits resulting from annual merit increases and higher staff levels, higher provision for credit losses on off-balance sheet commitments, higher regulatory agency fees and higher expenses related to our low income housing investments (LIHC).

        As a result of the fair value adjustments related to UnionBanCal's privatization transaction, we will record higher intangible asset amortization in future years, as compared to 2007 and 2008. The estimated total amortization expense for 2009 is $162 million, compared to amortization expense of $45 million in 2008. As a result of the FDIC's recent increases in assessments for banking institutions, we expect our level of regulatory fees to increase in 2009, as compared to 2008.

        Our effective tax rate was 31 percent in 2008, compared to 34 percent in 2007. The lower effective tax rate in 2008 was primarily due to the effect of tax credits on lower income before taxes.

        In December 2008, we received a $1.0 billion capital contribution from BTMU to address our capital needs as a result of the privatization transaction. However, it is our intention to fund ourself in the capital markets as an independent entity and to retain the ability to independently raise capital and issue debt.

Discontinued Operations

        Our discontinued operations consist of three separate businesses: retirement recordkeeping services (RRB), international correspondent banking (ICBB), and insurance brokerage services (IBB). The ICBB business was sold to Wachovia Bank, N.A. in 2005 for $245.0 million and we recognized a pre-tax gain of $228.8 million. In 2006, we received and recorded an additional $4.0 million pre-tax purchase price adjustment. The business consisted of international payment and trade processing along with related lending activities. Substantially all of the assets and liabilities of ICBB were liquidated in the first quarter of 2007.

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) in the third quarter of 2007 and paid $21.6 million to the DOJ. On October 1, 2008, the DPA was terminated and the criminal case to which it related was dismissed. For additional information, see discussion under "Regulatory Matters."

        In the fourth quarter of 2007, we sold our RRB to Prudential Retirement, a subsidiary of Prudential Financial, Inc., for $103.0 million. We recorded a pre-tax gain of $94.7 million, net of $2.1 million in transaction costs and a $6.2 million elimination of intangible assets, which included goodwill of $4.8 million attributed to this business. The RRB was previously included in the Retail Banking reportable business segment.

        In June 2008, we sold our IBB subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. We recorded a total pre-tax gain of $10.0 million, net of $1.6 million in transaction costs, and an elimination of intangible assets, consisting of goodwill of $74.7 million and other intangibles of $11.0 million. The IBB was previously included in the Wholesale Banking reportable business segment.

        These transactions have been accounted for as discontinued operations and all prior period financial statements have been restated to reflect this accounting treatment. All of the assets and liabilities of the discontinued operations have been separately identified on our condensed consolidated balance sheet and the assets are shown at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. For the detailed components of our assets and liabilities of our discontinued operations, see Note 23 to our Consolidated Financial Statements included in this Form 10-K Report.

International Correspondent Banking Business Discontinued Operations

        The results of the ICBB discontinued operations included in our net income for the years ended December 31, 2006 and 2007 consisted of the following. There was no impact in 2008.

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007
Net interest income	$871	$—
Noninterest income	13,110	—
Noninterest expense	31,038	23,244

Loss from discontinued operations before income taxes	(17,057)	(23,244)
Income tax benefit	(6,310)	(582)

Loss from discontinued operations	$(10,747)	$(22,662)

        Net interest income for the year ended 2006 included the allocation of interest expense from continuing operations of approximately $1.8 million. Interest expense allocated to discontinued operations was calculated based on average net assets and the corresponding cost of funds rate equivalent to the average federal funds purchased rate for the period.

        Noninterest income for the year ended December 31, 2006 included gains on the sale of the business of $4.0 million. Noninterest expense for the year ended December 31, 2006 included $8.7 million of compliance related expenses and $2.4 million of expenses related to the termination of lease contracts. Noninterest expense for the year ended December 31, 2007 included the $21.6 million paid to the DOJ and related legal and other outside services costs of $1.6 million. The income tax benefit of $0.6 million for the year ended December 31, 2007 reflects the nondeductibility of the $21.6 million payment to the DOJ.

Retirement Recordkeeping Business Discontinued Operations

        The results of the RRB discontinued operations included in our net income for the years ended December 31, 2006, 2007 and 2008, consisted of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Net interest income	$4,813	$4,703	$1,573
Noninterest income	47,556	142,892	18,883
Noninterest expense	48,439	52,429	36,253

Income (loss) from discontinued operations before income taxes	3,930	95,166	(15,797)
Income tax expense (benefit)	1,502	34,276	(5,581)

Income (loss) from discontinued operations	$2,428	$60,890	$(10,216)

        Net interest income for the years ended December 31, 2006, 2007 and 2008 included the allocation of interest income from continuing operations of $5.2 million, $5.1 million and $1.8 million, respectively. The interest income allocation was calculated based on the RRB's average net liabilities and the corresponding cost of funds rate equivalent to the federal funds purchased rate for the period.

        Noninterest income for the years ended December 31, 2006, 2007 and 2008 included trust fees of $47.5 million, $48.2 million and $7.1 million, respectively. For the year ended December 31, 2007, noninterest income also included the pre-tax gain of $94.7 million from the RRB sale. Noninterest income for the year ended December 31, 2008 also included $12.4 million in servicing revenues from Prudential. The majority of these servicing revenues were earned in the first half of 2008, as the migration of customers onto Prudential's accounting system was completed in June 2008. Noninterest expense for the years ended

December 31, 2006, 2007 and 2008 included salaries and benefits expense of $26.9 million, $34.1 million and $17.5 million, respectively. For the year ended December 31, 2007, salaries and benefits expense also included an $8.7 million charge for severance and retention expenses.

Insurance Brokerage Business Discontinued Operations

        The components of income from the IBB discontinued operations for the years ended December 31, 2006, 2007 and 2008 are:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Net interest income	$(4,650)	$(4,728)	$(994)
Noninterest income	71,729	68,764	35,858
Noninterest expense	79,900	69,205	46,435

Loss from discontinued operations before income taxes	(12,821)	(5,169)	(11,571)
Income tax benefit	(4,599)	(1,671)	(6,732)

Loss from discontinued operations	$(8,222)	$(3,498)	$(4,839)

        The IBB's net interest expense for the years ended December 31, 2006, 2007 and 2008 was mainly comprised of the allocation of interest expense (which was calculated based on IBB's average net assets and the corresponding cost of funds rate equivalent to the federal funds purchased rate for the period). Noninterest income for the years ended December 31, 2006, 2007 and 2008 included insurance commissions of $71.8 million, $68.6 million and $25.7 million, respectively. Noninterest income for the year ended December 31, 2008 also included a $9.8 million pre-tax gain from the sale of IBB and $0.2 million in subsequent adjustments. Noninterest expense for the years ended December 31, 2006, 2007 and 2008 included salaries and benefits expense of $61.1 million, $53.0 million and $21.3 million, respectively. For the year ended December 31, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when we determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

        The remaining discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Estimates

  General

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor to determine the fair value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities and result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use are employee turnover factors for our pension obligation, residual values in our leasing portfolio, fair value of certain derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates.

        We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are primarily swaps and option contracts indexed to energy commodities, interest rates or foreign currencies. We value these contracts at fair value. When readily available quoted market prices are unavailable, we must extrapolate or estimate a market price from available observable market data.

        Our most significant estimates are approved by our Chief Executive Officer Forum (CEO Forum), which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

        All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K Report. The following describes our most critical accounting policies and our basis for estimating the allowances for credit losses, pension obligations, income taxes, asset impairment, valuation of financial instruments and valuation related to the privatization.

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

        Our allowances for credit losses have four components: the formula allowance, the specific allowance, the unallocated allowance and the allowance for off-balance sheet commitments, which is included in other liabilities. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include data that, in management's judgment, makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for conditions that more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance is intended to capture losses that are attributable to various economic events, as well as to industry or geographic sectors, whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of likely utilization based upon historical data. At December 31, 2008, our allowance for loan losses was $738 million and our allowance for off-balance sheet commitments was $125 million, based upon our assessment of the probability of loss. For further information regarding our allowance for loan losses, see "Allowances for Credit Losses" in this Form 10-K Report.

  Pension Obligations

        Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 9 to our Consolidated Financial Statements included in this Form 10-K Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using quoted market prices. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

        At December 31, 2006, we adopted SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R)." This Statement required us to recognize the full overfunded or underfunded status of our defined benefit plan as an asset or liability in our statement of financial position and to recognize previously unrecognized prior service costs and net actuarial gains or losses, net of taxes, in Other Comprehensive Income. At adoption, we recognized a prepaid pension asset for the overfunded status of our pension plan of $398 million. We also recognized $203 million ($126 million, net of tax) for the previously unrecognized prior service costs and net actuarial losses of our pension plan in other comprehensive income.

        Our net actuarial losses (pretax) increased $551 million between December 31, 2007 and 2008. Of the total $752 million of net actuarial loss at December 31, 2008, $484 million, which is the excess of the fair value of plan assets over the market-related value of plan assets, is recognized separately through the asset smoothing method over four years. Approximately $116 million will be subject to amortization over 9.5 years. The remaining $152 million is not currently subject to amortization. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2009 net periodic pension cost will be $12.2 million of amortization related to net actuarial losses. We estimate that our total 2009 net periodic pension cost will be approximately $9.1 million, assuming $100 million in contributions in 2009. The primary reason for the increase in net periodic pension cost for 2009 compared to $3.6 million in 2008 is an increase in net actuarial loss amortization. The 2009 estimate for net periodic pension cost was actuarially determined using a discount rate of 5.75 percent, an expected return on plan assets of 8.0 percent and an expected compensation increase assumption of 4.7 percent.

        A 50 basis point increase in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2009 periodic pension cost by ($14.8) million, ($8.5) million, and $4.4 million, respectively. A 50 basis point decrease in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2009 periodic benefit cost by $16.3 million, $8.4 million, and ($4.2) million, respectively.

  Income Taxes

        UnionBanCal and its subsidiaries are subject to the income tax laws of the United States, its states, and other jurisdictions where we conduct business. These laws are complex and subject to different interpretations. The calculation of our provision for income taxes and related accruals requires the use of estimates and judgment. Income tax expense includes our estimate of amounts to be reported in our income tax returns, as well as deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they are reported in our tax returns. Deferred tax assets are evaluated for realization based on the expectation of future events, including the reversal of existing temporary differences and our ability to earn future taxable income.

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

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MUFG and either all worldwide affiliates or only U.S. affiliates. Prior to 2008, we filed our California franchise tax returns on a worldwide unitary basis. We intend to make a water's-edge election for our 2008 California tax return, and we have reflected that election in our 2008 income tax expense. We filed our 2006 and 2007 California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates. Changes in MUFG's taxable profits will impact our effective tax rate. MUFG's taxable profits are impacted most significantly by changes in the worldwide economy, and decisions that they may make about the timing of the recognition of credit losses or other matters. When MUFG's taxable profits rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and MUFG's fiscal year-ends. The California effective tax rate can change during the calendar year or between calendar years as additional information becomes available.

  Asset Impairment

        We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses, and other-than-temporary impairment in our securities portfolio.

        We test goodwill from our acquisitions for impairment at least annually or more frequently if events or circumstances indicate that there may be cause for conducting an interim test. In testing for a potential impairment of goodwill, we estimated the fair value of each of our reportable business segments and compared this value to the carrying value of each reporting unit. The estimated fair value of the reporting unit was established using a discounted cash flow model. We determined that the estimated fair value of each reporting unit was greater than its carrying value. Therefore, we did not have any impairment in 2008, except as related to the IBB discontinued operations.

        Quarterly, we test our private capital investments for impairment by reviewing the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. During 2008, we recognized an other-than-temporary impairment of $4.4 million for our private capital investment portfolio.

        In addition, we test a selection of our lower rated debt securities, which consists primarily of our collateralized loan obligation (CLO) portfolio, for impairment and, during 2008, we did not recognize an other-than-temporary impairment. Impairment testing of the CLO securities requires the use of a number of assumptions related to cash flows, including recovery rates, default rates and reinvestment of cash flows during the reinvestment period. The underlying collateral held by the CLOs is highly diversified, which we believe should mitigate the risk that downturns in any one industry segment will impair the entire portfolio. Our higher grade debt securities are not tested for other-than-temporary impairment since we have the ability and intent to hold them until our cost has been recovered.

  Valuation of Financial Instruments

        Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no impact on our financial position or results of operations. For detailed information on our use of fair valuation of financial instruments and our related valuation methodologies, see Note 18 to our Consolidated Financial Statements included in this Form 10-K Report.

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates of assumptions that would be considered by market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under SFAS No. 157. This hierarchy ranks the quality and reliability of the information used to determine fair values. The degree of management judgment increases with the higher the level of inputs.

        Included in the Level 3 category are CLOs, which are highly illiquid with limited market activity. All of our CLO securities are known as "Cash Flow CLOs." A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Previously, CLOs were valued solely using broker quotes that were derived from pricing models whose assumptions were based on observable inputs adjusted for unobservable liquidity spreads. Beginning in the fourth quarter of 2008, we estimated the fair value of our CLOs using an external pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates. The fair value of our CLOs declined by $0.6 billion from December 31, 2007 to $1.2 billion at December 31, 2008. Since no observable credit quality issues were present in our CLO portfolio at December 31, 2008, and we have the ability and intent to hold the CLO securities until maturity, we consider the unrealized loss to be temporary.

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

        The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2008.

(Dollars in thousands)	Fair Value	Percentage of Total
Financial instruments recorded at fair
value on a recurring basis
Assets:
Level 1	$961,535	10%
Level 2	7,624,037	79%
Level 3	1,203,092	13%
Netting Adjustment(1)	(153,377)	(2)%

Total	$9,635,287	100%

As a percentage of total assets		14%

Liabilities:
Level 1	$56,470	6%
Level 2	1,131,570	109%
Level 3	—	—%
Netting Adjustment(1)	(153,377)	(15)%

Total	$1,034,663	100%

As a percentage of total liabilities		2%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

  Valuation Related to the Privatization

        As a result of UnionBanCal's privatization transaction, we estimated the fair value of our assets and liabilities and recorded 35.58 percent of the differential between the fair value and our book value at October 1, 2008. (See Note 2 to our Consolidated Financial Statements included in this Form 10-K Report for further information.) Because quoted market prices were not readily available, certain of those fair value adjustments required significant estimation and judgment, which primarily involved loans, customer deposit intangibles (CDI), and other intangible assets related to customer relationships and trade name.

        The valuation of the loan portfolio was estimated using a risk-adjusted discounted cash flow analysis, which took into account factors including future expected cash flows, current market conditions and risk factors, prepayments and maturities. The valuation was further assessed based on the type of loan (e.g., fixed, hybrid or variable rate).

        The valuation of CDI was estimated based on UnionBanCal's access to long-term, stable costs of funds in comparison to alternative financing using the core deposit base. The estimated fair value under this approach represents the maximum premium a typical investor would be willing to pay to obtain this source of funding. Certain considerations in this valuation include, but are not limited to, the size and composition of the deposit base, attributes of retail and commercial depositors, current interest rates paid to depositors and estimated attrition rates (i.e., match funding strategy).

        The valuation of customer relationships was estimated based on a discounted cash flow methodology based on the residual income approach. Under this approach, the intangible asset was valued by estimating expected free cash flows attributable to the customer base that considers the costs associated with capital charges. Certain considerations in this valuation include, but are not limited to, the types of accounts held by the customer, estimated attrition rates, and estimated future revenues and expenses.

        The valuation of UnionBanCal's trade name was estimated based on a discounted cash flow methodology. Certain considerations in this valuation include, but are not limited to, recognition and perception of trade name, length of time trade name has been in use, economic support for the value of the trade name, and estimated continued investment in the trade name.

Financial Performance

Summary of Financial Performance

				Increase (Decrease)
	Years Ended December 31,			2007 versus 2006		2008 versus 2007
(Dollars in thousands)	2006	2007	2008	Amount	Percent	Amount	Percent
Results of Operations
Net interest income(1)	$1,837,992	$1,723,380	$2,050,848	$(114,612)	(6.2)%	$327,468	19.0%
Noninterest income
Service charges on deposit accounts	319,647	304,362	302,965	(15,285)	(4.8)	(1,397)	(0.5)
Trust and investment management fees	147,539	157,734	165,255	10,195	6.9	7,521	4.8
Trading account activities	56,916	65,608	54,530	8,692	15.3	(11,078)	(16.9)
Gains on private capital investments, net	23,112	43,881	11,699	20,769	89.9	(32,182)	(73.3)
Other noninterest income	212,000	227,954	238,207	15,954	7.5	10,253	4.5

Total noninterest income	759,214	799,539	772,656	40,325	5.3	(26,883)	(3.4)

Total revenue	2,597,206	2,522,919	2,823,504	(74,287)	(2.9)	300,585	11.9
(Reversal of) provision for loan losses	(5,000)	81,000	515,000	86,000	nm	434,000	nm
Noninterest expense
Salaries and employee benefits	908,533	911,022	978,081	2,489	0.3	67,059	7.4
Net occupancy	136,087	141,573	154,566	5,486	4.0	12,993	9.2
Outside services	108,984	75,939	78,933	(33,045)	(30.3)	2,994	3.9
Intangible asset amortization	7,866	4,501	44,935	(3,365)	(42.8)	40,434	nm
Foreclosed asset expense (income)	(15,322)	110	1,019	15,432	nm	909	nm
(Reversal of) provision for losses on off-balance sheet commitments	(5,000)	9,000	35,000	14,000	nm	26,000	nm
Privatization-related expense	—	—	90,505	—	—	90,505	nm
Other noninterest expense	416,801	432,056	513,657	15,255	3.7	81,601	18.9

Total noninterest expense	1,557,949	1,574,201	1,896,696	16,252	1.0	322,495	20.5

Income from continuing operations before income taxes	1,044,257	867,718	411,808	(176,539)	(16.9)	(455,910)	(52.5)
Income tax expense	274,720	294,354	127,868	19,634	7.1	(166,486)	(56.6)

Income from continuing operations	769,537	573,364	283,940	(196,173)	(25.5)	(289,424)	(50.5)

Income (loss) from discontinued operations before income taxes	(25,948)	66,753	(27,368)	92,701	nm	(94,121)	nm
Income tax expense (benefit)	(9,407)	32,023	(12,313)	41,430	nm	(44,336)	nm

Income (Loss) from Discontinued Operations	(16,541)	34,730	(15,055)	51,271	nm	(49,785)	nm

Net income	$752,996	$608,094	$268,885	$(144,902)	(19.2)%	$(339,209)	(55.8)%

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our continuing operations financial performance for 2008 compared to 2007 are presented below.

  •
  We provided a total of $550 million for credit losses ($515 million for loan losses and $35 million for losses on off-balance sheet commitments) in 2008 compared to a total provision of $90 million for credit losses in 2007. The provision increases were primarily attributable to higher criticized assets, higher nonaccrual loans, increases in certain loss factors related to our consumer and small business loan portfolios, and strong loan growth.

  •
  Our net interest income was favorably influenced by higher volume in most of our major loan categories as well as by lower average rates on our interest bearing liabilities. Partly offsetting these positive influences to our net interest income were lower average demand deposit balances, which resulted in a shift to more costly interest bearing liabilities, and lower average yields on our earning assets (see discussion under "Net Interest Income").

  •
  The decrease in our noninterest income was due to several factors:

  —
  Net gains on private capital investments were lower compared to the prior year due to lower gains on sales and capital distributions;

  —
  Trading account activities were lower compared to the prior year primarily due to higher provision for losses on derivative contracts;

  —
  Trust and investment management fees were higher primarily due to an increase in fees related to higher spreads and annual increases, despite a decline in assets under management. Managed assets decreased by approximately 20 percent, while non-managed assets decreased by approximately 8 percent from December 31, 2007 to December 31, 2008. Total assets under administration decreased by approximately 9 percent to $223.5 billion at December 31, 2008 driven primarily by market losses; and

  —
  Other income increased primarily due to gains on the partial redemption of our Visa Inc. and MasterCard Inc. common stocks, higher merchant banking income primarily due to higher referral fees and risk participation fees, partly offset by other gains in the prior year, including fixed asset sales and syndicated loans held for sale.

  •
  Our higher noninterest expense was due to several factors:

  —
  Salaries and employee benefits increased mainly due to annual merit increases and higher employee benefits;

  —
  Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors;

  —
  As a result of our privatization we incurred costs of $90.5 million, which included salaries and employee benefits of $65.0 million (primarily due to accelerated amortization of stock-based compensation and bridge compensation awards) and professional services of $22.0 million including investment banking fees. Additionally, we recorded intangible asset amortization of $42.3 million related to fair value adjustments; and

  —
  Other expenses increased due to higher net operating losses, which included higher charges related to losses on litigation and threatened claims, higher regulatory fees related to federal deposit insurance costs as credits available from prior quarters were exhausted, and higher amortization related to our LIHC investments.

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

  •
  We provided a total of $90 million for credit losses ($81 million for loan losses and $9 million for losses on off-balance sheet commitments) in 2007, compared to a total reversal of provision for credit losses of $10 million in 2006. The provision increase was primarily due to an unfavorable shift in risk grade mix (including risk grade migration in certain sectors of the real estate portfolio) and the adverse impact of the slowdown in the housing market coupled with strong loan growth.

  •
  The increase in our noninterest income was due to several factors:

  —
  Service charges on deposits decreased due to lower account analysis fees stemming from an increase in the earnings credit rates on deposit balances, and from lower demand deposit balances and lower overdraft fees;

  —
  Trust and investment management fees were higher primarily due to an increase in the total assets under administration on which fees are based;

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

  •
  Our higher noninterest expense was due to several factors:

  —
  Salaries and employee benefits decreased slightly primarily as a result of lower pension expenses partially related to a change in the discount rate used to estimate future liabilities, which increased from 5.5 percent to 6.0 percent;

  —
  Outside services expense decreased mainly due to lower cost of services related to a 28 percent decline in title and escrow deposits and a shift by our customers to an increased utilization of lower yielding title and escrow loans;

  —
  Foreclosed asset income reflected higher gains on the sale of foreclosed properties in 2006;

  —
  Provision for losses on off-balance sheet commitments increased to $9.0 million in 2007 compared to a $5.0 million reversal in 2006; and

  —
  Other noninterest expense increased due to a $10.0 million payment for the civil money penalty imposed by the Office of the Comptroller of the Currency (OCC) and U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) relating to BSA/AML compliance and higher litigation expenses relating to our proportionate share of the Visa litigation charges. These charges pertain to both Visa's legal settlement with American Express as well as other pending litigation, including litigation with Discover Card (for further information, refer to "Off-Balance Sheet Arrangements and Aggregate Contractual Obligations and Commitments"). Partially offsetting this increase were lower costs for intangible asset amortization, marketing, equipment maintenance and software, and a favorable outcome of a lawsuit settlement.

Net Interest Income

        The table below shows the major components of net interest income and net interest margin for the periods presented.

	Years Ended December 31,
	2006			2007			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans:(2)
Commercial, financial and industrial	$13,220,633	$869,884	6.58%	$14,595,016	$972,270	6.66%	$17,045,080	$936,956	5.50%
Construction	1,857,404	142,031	7.65	2,335,157	177,258	7.59	2,585,221	130,022	5.03
Residential mortgage	11,846,908	607,977	5.13	12,964,171	697,069	5.38	14,872,261	830,559	5.58
Commercial mortgage	5,702,858	404,749	7.10	6,364,705	448,403	7.05	7,793,422	447,662	5.74
Consumer	2,505,770	192,156	7.67	2,572,146	199,361	7.75	3,170,513	193,360	6.10
Lease financing	570,556	15,232	2.67	593,132	23,789	4.01	645,608	18,546	2.87

Total Loans	35,704,129	2,232,029	6.25	39,424,327	2,518,150	6.39	46,112,105	2,557,105	5.55
Securities—taxable	8,414,393	415,693	4.94	8,541,217	440,797	5.16	8,230,740	413,180	5.02
Securities—tax-exempt	61,729	4,982	8.07	55,771	4,566	8.19	52,510	4,284	8.16
Interest bearing deposits in banks	51,332	2,617	5.10	53,978	3,276	6.07	29,352	574	1.96
Federal funds sold and securities purchased under resale agreements	497,318	25,518	5.13	505,732	26,247	5.19	256,281	6,472	2.53
Trading account assets(3)	348,183	6,838	1.96	387,892	8,648	2.23	875,075	5,814	0.66

Total earning assets	45,077,084	2,687,677	5.96	48,968,917	3,001,684	6.13	55,556,063	2,987,429	5.38

Allowance for loan losses	(334,720)			(336,871)			(478,661)
Cash and due from banks	2,063,114			1,902,952			1,951,761
Premises and equipment, net	502,742			481,650			527,943
Other assets	2,538,648			2,451,494			3,351,249

Total assets	$49,846,868			$53,468,142			$60,908,355

Liabilities
Domestic deposits:
Transaction accounts	$12,938,620	292,899	2.26	$14,129,408	409,508	2.90	$16,066,060	275,795	1.72
Savings and consumer time	4,363,032	93,171	2.14	4,351,961	116,544	2.68	4,027,824	66,275	1.65
Large time	5,656,370	263,226	4.65	9,469,386	465,088	4.91	10,358,779	296,977	2.87

Total interest bearing deposits	22,958,022	649,296	2.83	27,950,755	991,140	3.55	30,452,663	639,047	2.10

Federal funds purchased and securities sold under repurchase agreements	701,614	33,711	4.80	1,142,487	56,299	4.93	2,137,718	47,065	2.20
Net funding allocated from (to) discontinued operations(4)	(25,178)	(1,211)	4.81	7,299	377	5.17	36,378	810	2.23
Commercial paper	1,582,226	75,015	4.74	1,549,681	76,284	4.92	1,319,360	31,767	2.41
Other borrowed funds(5)	288,457	15,081	5.23	813,054	42,883	5.27	4,425,435	107,698	2.43
Medium and long-term debt	1,230,846	70,439	5.72	1,776,069	101,096	5.69	2,915,838	99,429	3.41
Trust notes	15,109	953	6.31	14,656	953	6.50	14,204	953	6.71

Total borrowed funds	3,793,074	193,988	5.11	5,303,246	277,892	5.24	10,848,933	287,722	2.65

Total interest bearing liabilities	26,751,096	843,284	3.15	33,254,001	1,269,032	3.82	41,301,596	926,769	2.24

Noninterest bearing deposits	17,042,412			14,234,781			12,680,533
Other liabilities(4)	1,479,175			1,376,338			1,755,431

Total liabilities	45,272,683			48,865,120			55,737,560
Stockholder's Equity
Common equity	4,574,185			4,603,022			5,170,795

Total stockholder's equity	4,574,185			4,603,022			5,170,795

Total liabilities and stockholder's equity	$49,846,868			$53,468,142			$60,908,355

Reported Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,844,393	4.09%		1,732,652	3.54%		2,060,660	3.71%
Less: taxable-equivalent adjustment		6,401			9,272			9,812

Net interest income		$1,837,992			$1,723,380			$2,050,848

Average Assets and Liabilities of Discontinued Operations for the Year Ended:	December 31, 2006	December 31, 2007	December 31, 2008
Assets	$334,989	$130,117	$56,130
Liabilities	$309,811	$137,416	$92,508
Net Assets (Liabilities)	$25,178	$(7,299)	$(36,378)

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)
Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)
Includes non-interest earning trading derivative assets.

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

(5)
Includes interest bearing trading liabilities.

        Net interest income in 2008, on a taxable-equivalent basis, increased 19 percent from 2007 and our net interest margin increased by 17 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $6.6 billion, or 13 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.5 billion increase in average commercial loans, a $1.9 billion increase in average residential mortgages and a $1.4 billion increase in average commercial mortgages, partially offset by a $0.8 billion decrease in lower yielding loans related to title and escrow customers;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 75 basis points, despite being positively impacted by higher hedge income, which increased by $98 million;

  •
  Average noninterest bearing deposits decreased $1.6 billion, or 11 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $0.5 billion, or 5 percent. Title and escrow deposits declined $0.9 billion, or 50 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.1 billion, or 7 percent. Offsetting the decline in noninterest bearing deposits was a $1.6 billion, or 9 percent, increase in interest bearing core deposits. Average noninterest bearing deposits represented 29 percent of average total deposits in 2008 compared to 34 percent in 2007; and

  •
  In 2008, the annualized average all-in cost of funds was 1.72 percent, reflecting an average deposit-to-loan ratio of 94 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In 2007, the annualized all-in cost of funds was 2.67 percent and our average deposit-to-loan ratio was 107 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge expense of $35.9 million and hedge income of $61.6 million for 2007 and 2008, respectively. For long-term fixed rate borrowings, we had hedge income of $0.1 million and $27.9 million for 2007 and 2008, respectively.

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

  •
  Average noninterest bearing deposits decreased $2.8 billion, or 16 percent. Excluding average title and escrow deposits, which decreased $0.7 billion, or 28 percent, average commercial noninterest bearing deposits declined $1.7 billion, or 15 percent, primarily due to changes in customer behavior in response to rising short-term interest rates. Consumer demand deposits decreased $0.4 billion, or 13 percent. Average noninterest bearing deposits represented 34 percent of average total deposits in 2007 compared to 43 percent in 2006; and

  •
  Rates on our interest bearing liabilities were unfavorably impacted by the higher short-term interest rates, as well as an unfavorable shift in deposit mix due to heightened competition for deposits, which resulted in a 67 basis point increase in average rates on average interest bearing liabilities.

        In 2007, our annualized average all-in-cost of funds was 2.67 percent, reflecting an average deposit-to-loan ratio of 107 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to average total deposits compared to our peers. In 2006, the annualized all-in-cost of funds was 1.93 percent and our average core deposit-to-loan ratio was 96 percent.

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

Analysis of Changes in Net Interest Income

        The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2006, 2007 and 2008. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate. Loan fees of $71 million, $65 million and $82 million for the years ended 2006, 2007 and 2008, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	Years Ended December 31,
	2007 versus 2006			2008 versus 2007
	Increase (decrease) due to change in			Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income(1)
Loans:
Commercial, financial and industrial	$90,434	$11,952	$102,386	$163,174	$(198,488)	$(35,314)
Construction	36,548	(1,321)	35,227	18,980	(66,216)	(47,236)
Residential mortgage	57,316	31,776	89,092	102,655	30,835	133,490
Commercial mortgage	46,991	(3,337)	43,654	100,725	(101,466)	(741)
Consumer	5,091	2,114	7,205	46,373	(52,374)	(6,001)
Lease financing	603	7,954	8,557	2,104	(7,347)	(5,243)

Total Loans	236,983	49,138	286,121	434,011	(395,056)	38,955
Securities—taxable	6,265	18,839	25,104	(16,021)	(11,596)	(27,617)
Securities—tax-exempt	(481)	65	(416)	(267)	(15)	(282)
Interest bearing deposits in banks	135	524	659	(1,495)	(1,207)	(2,702)
Federal funds sold and securities purchased under resale agreements	432	297	729	(12,947)	(6,828)	(19,775)
Trading account assets	778	1,032	1,810	10,864	(13,698)	(2,834)

Total earning assets	244,112	69,895	314,007	414,145	(428,400)	(14,255)

Changes in Interest Expense
Deposits:
Transaction accounts	26,912	89,697	116,609	56,163	(189,876)	(133,713)
Savings and consumer time	(236)	23,609	23,373	(8,687)	(41,582)	(50,269)
Large time	177,305	24,557	201,862	43,669	(211,780)	(168,111)

Total interest bearing deposits	203,981	137,863	341,844	91,145	(443,238)	(352,093)

Federal funds purchased and securities sold under repurchase agreements	21,162	1,426	22,588	49,065	(58,299)	(9,234)
Net funding allocated from (to) discontinued operations	1,562	26	1,588	1,503	(1,070)	433
Commercial paper	(1,543)	2,812	1,269	(11,332)	(33,185)	(44,517)
Other borrowed funds	27,436	366	27,802	190,372	(125,557)	64,815
Medium- and long-term debt	31,187	(530)	30,657	64,853	(66,520)	(1,667)
Trust notes	(29)	29	—	(29)	29	—

Total borrowed funds	79,775	4,129	83,904	294,432	(284,602)	9,830

Total interest bearing liabilities	283,756	141,992	425,748	385,577	(727,840)	(342,263)

Changes in net interest income	$(39,644)	$(72,097)	$(111,741)	$28,568	$299,440	$328,008

(1)
Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

Noninterest Income and Noninterest Expense

        The following tables detail noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the years ended December 31, 2006, 2007 and 2008.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2007 versus 2006		2008 versus 2007
(Dollars in thousands)	2006	2007	2008	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$319,647	$304,362	$302,965	$(15,285)	(5)%	$(1,397)	—%
Trust and investment management fees	147,539	157,734	165,255	10,195	7	7,521	5
Trading account activities	56,916	65,608	54,530	8,692	15	(11,078)	(17)
Merchant banking fees	42,185	44,123	49,546	1,938	5	5,423	12
Brokerage commissions and fees	35,811	39,839	38,891	4,028	11	(948)	(2)
Card processing fees, net	28,400	30,307	31,553	1,907	7	1,246	4
Securities gains, net	2,242	1,621	44	(621)	(28)	(1,577)	(97)
Gains on private capital investments, net	23,112	43,881	11,699	20,769	90	(32,182)	(73)
Gain on the VISA IPO redemption	—	—	14,211	—	—	14,211	nm
Other	103,362	112,064	103,962	8,702	8	(8,102)	(7)

Total noninterest income	$759,214	$799,539	$772,656	$40,325	5%	$(26,883)	(3)%

nm = not meaningful

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2007 versus 2006		2008 versus 2007
(Dollars in thousands)	2006	2007	2008	Amount	Percent	Amount	Percent
Salaries and other compensation	$729,199	$756,974	$810,277	$27,775	4%	$53,303	7%
Employee benefits	179,334	154,048	167,804	(25,286)	(14)	13,756	9

Salaries and employee benefits	908,533	911,022	978,081	2,489	—	67,059	7
Net occupancy	136,087	141,573	154,566	5,486	4	12,993	9
Outside services	108,984	75,939	78,933	(33,045)	(30)	2,994	4
Professional services	60,686	67,021	70,886	6,335	10	3,865	6
Equipment	67,284	63,607	61,571	(3,677)	(5)	(2,036)	(3)
Software	59,617	57,114	60,448	(2,503)	(4)	3,334	6
Advertising and public relations	42,793	40,690	51,144	(2,103)	(5)	10,454	26
Intangible asset amortization	7,866	4,501	44,935	(3,365)	(43)	40,434	nm
Low income housing credit
investment amortization	21,330	28,496	40,577	7,166	34	12,081	42
Communications	37,531	36,499	37,067	(1,032)	(3)	568	2
Data processing	31,040	33,052	32,090	2,012	6	(962)	(3)
Foreclosed asset expense (income)	(15,322)	110	1,019	15,432	nm	909	nm
(Reversal of) provision for losses on
off-balance sheet commitments	(5,000)	9,000	35,000	14,000	nm	26,000	nm
Privatization-related expense	—	—	90,505	—	—	90,505	nm
Other	96,520	105,577	159,874	9,057	9	54,297	51

Total noninterest expense	$1,557,949	$1,574,201	$1,896,696	$16,252	1%	$322,495	20%

nm = not meaningful

Income Tax Expense

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Income from continuing operations before income taxes	$1,044,257	$867,718	$411,808
Income tax expense	274,720	294,354	127,868
Effective tax rate	26%	34%	31%

        The decrease in the effective tax rate in 2008 was primarily due to the effect of higher tax credits and lower income before taxes.

        The lower effective tax rate in 2006 compared to 2007 was primarily due to a credit to state income tax expense of $72.8 million for a refund received in a settlement between us and the State of California in an action we brought to recover taxes paid for the calendar years 1989 through 1995.

        We intend to make a water's-edge election for our 2008 California tax return, and we have reflected that election in our 2008 income tax expense. We filed our 2006 and 2007 California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates.

        In the normal course of business, the tax returns of UnionBanCal and its subsidiaries are subject to review and examination by various tax authorities. In the course of its examination of our federal tax returns for the years 1998 through 2004, the IRS has disallowed the tax deductions claimed with respect to certain leveraged leasing transactions, referred to as "lease-in/lease-outs" (LILOs). We believe our tax treatment of these LILOs was consistent with applicable tax law, regulations and case law, and we intend to defend our position vigorously. We have paid the balance of tax and interest assessed, and have filed a refund suit in the Court of Federal Claims. A trial date has not yet been set.

        FIN No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon final settlement with the taxing authority. We recognized a $49.3 million reduction to the beginning balance of retained earnings upon adoption of the FIN No. 48 on January 1, 2007.

        The amounts of unrecognized tax benefits at December 31, 2007 and 2008 were $137.7 million and $191.0 million, respectively. Of these amounts, $53.1 million and $64.0 million, respectively, would affect the effective tax rate, if recognized. Unrecognized tax benefits that do not affect the effective tax rate would result in adjustments to other income tax accounts, primarily deferred taxes. Accrued interest expense on unrecognized tax benefits at December 31, 2007 and 2008, was $10.5 million and $15.8 million, respectively. The net changes to unrecognized tax benefits and accrued interest resulted in an increase in our effective tax rate of 3.5 percent in 2008 and 0.1 percent in 2007. The increase in 2008 was due to the addition to our reserves for uncertain state income tax positions.

        For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits under FIN No. 48, see Note 11 to our Consolidated Financial Statements included in this Form 10-K Report.

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

        In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential, consumer and certain small commercial loans and leases are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

        We have a Credit Review and Management Committee chaired by the Chief Credit Officer and composed of the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and other executive officers that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officer and his designated Group Senior Credit Officers, is responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to ensure that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

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

Loans

        The following table shows loans outstanding by loan type and as a percentage of total loans for 2004 through 2008.

											Increase (Decrease) December 31, 2008 From:
	December 31,										December 31, 2007
(Dollars in millions)	2004		2005		2006		2007		2008		Amount	Percent
Commercial, financial and industrial	$9,955	35%	$11,451	35%	$12,945	35%	$14,564	35%	$18,469	37%	$3,905	26.8%
Construction	1,130	4	1,447	4	2,176	6	2,407	6	2,744	6	337	14.0
Mortgage:
Residential	9,538	33	11,380	34	12,344	34	13,827	34	15,881	32	2,054	14.9
Commercial	5,409	19	5,683	17	6,028	16	7,021	17	8,186	17	1,165	16.6

Total mortgage	14,947	52	17,063	51	18,372	50	20,848	51	24,067	49	3,219	15.4
Consumer:
Installment	768	2	891	3	1,137	3	1,327	3	2,202	4	875	65.9
Revolving lines of credit	1,582	5	1,611	5	1,401	4	1,334	3	1,436	3	102	7.6

Total consumer	2,350	7	2,502	8	2,538	7	2,661	6	3,638	7	977	36.7
Lease financing	609	2	580	2	581	2	655	2	646	1	(9)	(1.4)

Total loans held for investment	28,991	100	33,043	100	36,612	100	41,135	100	49,564	100	8,429	20.5
Total loans held for sale	118	—	53	—	60	—	69	—	22	—	(47)	(68.1)

Total loans	$29,109	100%	$33,096	100%	$36,672	100%	$41,204	100%	$49,586	100%	$8,382	20.3%

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

        The commercial, financial and industrial loan portfolio increased from December 31, 2007 to December 31, 2008 mainly due to increased loan demand and reduced competition primarily in the power and utilities, oil and gas and national corporate customers, as well as in the California middle market.

Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of December 31, 2008, the construction loan portfolio consisted of approximately 80 percent in the commercial income producing real estate industry and 20 percent with residential homebuilders. The construction loan portfolio increased from December 31, 2007 to December 31, 2008 primarily due to loan advances for income property, projects with apartment financing representing the largest component. During the same period, the homebuilder portfolio fell by approximately 38 percent, or $336 million. Operating conditions continue to weaken for our commercial property developers and residential builders, and as a result we continue to experience negative risk grade trends in the overall portfolio.

        Geographically, the outstanding construction loan portfolio is concentrated 55 percent in California and 45 percent out of state. The California outstandings are distributed as follows: approximately 40 percent in the Los Angeles/Orange County region, including the Inland Empire, approximately 24 percent in the San Francisco Bay Area, approximately 17 percent from Sacramento and Central Valley, approximately 14 percent in San Diego, and approximately 5 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio increased from December 31, 2007 to December 31, 2008 due to demand and reduced competition in the California Middle Market sector for real estate related financing and a reduced rate of early loan repayments associated with the tightening of the credit markets.

Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At December 31, 2008, 69 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these loans as "no doc" (which we discontinued offering in August 2008), "low doc" (which we discontinued offering in December 2008) and portfolio express loans. Portfolio express loans are only available to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets. "Low doc" loans were offered through all channels and required the verification of assets. In both cases, these loans require lower LTV ratios and higher FICO® credit scores than for fully documented residential loans. Although these loans comprise nearly half of our residential loan portfolio, the delinquency rates relative to the outstanding balances at December 31, 2008 were lower than fully documented loans. At December 31, 2008, the total amount of "no doc" and "low doc" loans past due 30 days or more was $75.3 million, compared to $15.9 million at December 31, 2007. The total amount of residential mortgages delinquent 30 days or more was $172.3 million at December 31, 2008, compared to $49.9 million at December 31, 2007. Although delinquencies have risen since December 31, 2007 as a result of the declining real estate market and downturn in the economy, the delinquency ratio remains low compared to the industry average for California prime loans. Our underwriting standards remain conservative and as described above, programs with higher risk have been suspended.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for CRA qualifying loans.

        On February 13, 2008, former President Bush signed into law the Economic Stimulus Act of 2008, which, among other provisions, authorizes the three federal mortgage loan conduits, the Federal National Mortgage Association (known as Fannie Mae), the Federal Home Loan Mortgage Corporation (known as Freddie Mac) and the Federal Housing Administration, to purchase new and existing "jumbo" residential mortgage loans originated after June 30, 2007. The legislation has taken effect and sets higher loan limits for each Standard Metropolitan Statistical Area, based on average housing prices, and increases the current limit on conforming loans which can be purchased by Fannie Mae and Freddie Mac to up to $729,750 from its prior maximum of $417,000. The intent of the higher limits is to provide increased liquidity to the secondary market for "jumbo" residential loans, particularly on residential properties in a number of counties in the State of California where housing prices remain relatively high. To date, the impact in the marketplace has been minimal due to pricing and underwriting factors, but that could change over time, especially if the increase becomes permanent. Improved pricing and more flexible underwriting could result in an increased rate of loan originations and refinancing of loans on such properties, including properties secured by loans made by us. The degree to which this will occur and its overall effect on our residential mortgage loan portfolio is still not clear at this time. On September 7, 2008, Fannie Mae and Freddie Mac were placed into conservatorship by federal regulators. The long-term effect of this development on their role as major mortgage market conduits cannot be predicted at this time.

        On July 30, 2008, former President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. The Treasury injected $200 billion of capital into both agencies as part of the TARP relief effort. This was done in two steps—$100 billion in 2008 and another $100 billion in February 2009. In addition, on February 18, 2009, President Obama announced "The Homeowner Affordability and Stability Plan" as part of a plan designed to help up to 7 to 9 million families restructure or refinance their mortgages to avoid foreclosure. As announced, the key components of the Plan include refinancing for up to 4 to 5 million homeowners; a $75 billion homeowner stability initiative to reach up to 3 to 4 million at-risk homeowners; and strengthening confidence in Fannie Mae and Freddie Mac. It cannot be predicted whether recent legislative action will result in significant improvement in financial and economic conditions affecting the banking and mortgage industries.

        On February 23, 2009, the American Recovery and Reinvestment Act (ARRA) was signed into law, which increased the maximum conforming loan limit for mortgages originated in 2009. The increase affects 250 counties across the United States. For the identified areas, Fannie Mae and Freddie Mac loan limits will return to their late-2008 levels, which were up to $729,750 for one-unit properties in the continental United States. Loan limits in other areas are not changed by the legislation.

Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network and Private Banking Offices. The increase in consumer loans from December 31, 2007 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. Our total home equity loans and lines delinquent 30 days or more were $28.3 million at December 31, 2008, compared to $8.4 million at December 31, 2007.

Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At December 31, 2008, we had leveraged leases of $553.0 million, which were net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2007 and December 31, 2008 for Canada, the only country where such outstandings exceeded 1 percent of total assets. For the year ended December 31, 2006, there were no countries where such cross-border outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments in foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
December 31, 2007
Canada	$6	$—	$817	$823
December 31, 2008
Canada	$111	$—	$796	$907

Provision for Loan Losses

        We recorded a provision for loan losses of $81 million and $515 million in 2007 and 2008, respectively. We recorded a $9 million and $35 million provision for losses on off-balance sheet commitments in 2007 and 2008, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

        Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the level of historical net charge offs and losses expected by management in the near term. We estimate our expected losses based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the creditworthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. For our criticized risk-graded loans, we measure the losses based upon the remaining life of the loan. See definition of criticized credits under "Changes in the Formula and Specific Allowances" in this section of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Similarly, for pool-managed credits, the loss confirmation period varies by product, but ranges between one and two years.

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

        A specific allowance is established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by SFAS No. 114 or methods that include a range of probable outcomes based upon certain qualitative factors.

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

        The following table reflects the related allowance for loan losses allocated to a loan category at the period end and percentage of the allocation to the period end loan balance of that loan category, as set forth in the "Loans" table on page F-21.

	December 31,
(Dollars in thousands)	2004		2005		2006
Commercial, financial, and industrial	$182,877	1.84%	$169,700	1.48%	$150,600	1.16%
Construction	14,843	1.31	19,800	1.37	34,600	1.59
Mortgage:
Residential	2,900	0.03	3,400	0.03	3,700	0.03
Commercial	83,414	1.54	72,500	1.28	73,600	1.22

Total mortgage	86,314	0.58	75,900	0.44	77,300	0.42
Consumer:
Installment	2,400	0.31	1,900	0.21	1,200	0.11
Revolving lines of credit	2,400	0.15	2,000	0.12	1,800	0.13

Total consumer	4,800	0.20	3,900	0.16	3,000	0.12
Lease financing	27,634	4.54	17,200	2.97	6,500	1.12

Total allocated allowance	316,468	1.09	286,500	0.87	272,000	0.74
Unallocated	82,688		65,032		59,077

Total allowance for loan losses	$399,156	1.37%	$351,532	1.06%	$331,077	0.90%

					Increase (Decrease) December 31, 2008 From
	December 31,				December 31, 2007
(Dollars in thousands)	2007		2008		Amount	Percent
Commercial, financial, and industrial	$172,800	1.19%	$339,777	1.84%	$166,977	97%
Construction	57,300	2.38	139,088	5.07	81,788	143
Mortgage:
Residential	4,100	0.03	40,200	0.25	36,100	880
Commercial	70,900	1.01	119,159	1.46	48,259	68

Total mortgage	75,000	0.36	159,359	0.66	84,359	112
Consumer:
Installment	2,900	0.22	3,100	0.14	200	7
Revolving lines of credit	3,700	0.28	23,600	1.64	19,900	538

Total consumer	6,600	0.25	26,700	0.73	20,100	305
Lease financing	6,100	0.93	3,800	0.59	(2,300)	(38)

Total allocated allowance	317,800	0.77	668,724	1.35	350,924	110
Unallocated	84,926		69,043		(15,883)	(19)

Total allowance for loan losses	$402,726	0.98%	$737,767	1.49%	$335,041	83%

  Comparison of the Total Allowances and Related Provisions for Credit Losses

        At December 31, 2006, 2007 and 2008, our total allowances for credit losses were 987 percent, 885 percent and 208 percent of total nonaccrual loans, respectively. At December 31, 2006, 2007 and 2008, our total allowances for loan losses were 792 percent, 723 percent and 178 percent of total nonaccrual loans, respectively.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2006, 2007 and 2008, total impaired loans were $27 million, $56 million and $416 million, respectively, and the associated impairment allowances were $3 million, $11 million and $107 million, respectively.

        At December 31, 2006, 2007 and 2008, the allowance for losses on off-balance sheet commitments was $81 million, $90 million and $125 million, respectively. Funded loans and off-balance sheet commitments are considered together when determining the adequacy of the allowances for credit losses as a whole.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our commercial real estate portfolio) and the significant growth and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $515 million in 2008, compared to $81 million in 2007. Overall, our loan portfolio experienced higher criticized assets and increases in certain loss factors related to our consumer and small business portfolios, reflecting the continued deterioration in the economic environment. In addition, we experienced strong loan growth, which resulted in additional provision during 2008.

        During 2006, 2007 and 2008, there were no material changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, except for the refinement in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which affected the assessment of the unallocated allowance.

        The following table sets forth the components of the allowances for credit losses.

	December 31,			Increase (Decrease) December 31, 2008 From December 31, 2007
(Dollars in millions)	2006	2007	2008	Amount	Percent
Allocated allowance:
Formula	$347	$395	$682	$287	73%
Specific	6	12	112	100	833

Total allocated allowance	353	407	794	387	95
Unallocated allowance	59	86	69	(17)	(20)

Total allowances for credit losses	$412	$493	$863	$370	75%

  Changes in the Formula and Specific Allowances

        The increase in the formula allowance from December 31, 2007 was primarily due to the impact of an increase in criticized credits (as defined below), including those increases related to the deterioration in business conditions for the homebuilder industry and other industries impacted by the economic slowdown, and higher loss factors in the portfolio.

        The specific allowance increase from December 31, 2007 to December 31, 2008 was primarily reflective of an increase in nonaccrual loans and the amount of loss inherent in these loans, partly offset by an $8 million adjustment for impaired loans related to our privatization. At December 31, 2007, the specific allowance increased from December 31, 2006, primarily reflective of an increase in nonaccrual loans and the amount of loss inherent in the exposure.

        The total allocated allowance includes the allowance for losses related to off-balance sheet exposures such as unfunded commitments and letters of credit.

        At December 31, 2008, the allocated portion of the allowances for credit losses included $408 million related to special mention and classified credits (criticized credits), compared to $124 million at December 31, 2007 and $58 million at December 31, 2006. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

  Changes in the Unallocated Allowance

        The following table identifies the components of the unallocated allowance and the range of inherent loss.

	December 31,
(Dollars in millions)	2006			2007			2008
Concentration	Commitments(1)	Low	High	Commitments(1)	Low	High	Commitments(1)	Low	High
Commercial Real Estate	$10,183	$8	$20	$11,848	$30	$54	$12,838	$25	$38
Fuel Prices	48,264	3	14	54,250	3	12	—	—	—
Petroleum, Exploration and Development	—	—	—	—	—	—	4,403	2	5
Concentrated Sales	2,301	7	12	2,086	7	12	1,776	5	8
Contractors	844	5	7	1,021	5	7	1,034	1	3
Building/Material/Supplies	—	—	—	499	3	6	469	7	12
Advertising Dependent	1,059	2	4	879	2	4	767	4	7
Retail	2,416	1	2	2,571	1	2	2,596	2	4
Leasing	591	3	6	—	—	—	—	—	—

Total Attributed		$29	$65		$51	$97		$46	$77

(1)
Includes loans outstanding and unused commitments.

        At December 31, 2008, the unallocated allowance decreased from December 31, 2007. The reasons for this decrease, and for which an unallocated allowance was warranted, follow.

        In our assessment as of December 31, 2008, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

  •
  With respect to commercial real estate, we considered the significant weakness in the residential building market (much of which has been captured in the allocated allowance), deteriorating trends in income property markets, and the tightening of the credit markets.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores and other companies that generate 15 percent or more of their revenues from one customer, we considered the pricing pressure and competition among suppliers to "big box" retailers.

  •
  With respect to building material suppliers, we considered the weakness in the homebuilding industry, including weak home sales, and the effects on suppliers.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues.

  •
  With respect to our petroleum exploration and production customers, we considered the negative impact of lower oil prices on their businesses. With respect to fuel prices, we believe that an unallocated allowance is no longer warranted.

  •
  With respect to retailers, we considered the negative impact of the economic slowdown on consumer spending and retail margins.

  •
  With respect to contractors, we considered the slowdown in the residential housing construction market and its potential impact on commercial real estate (based on existing trends between the housing and non-residential construction markets).

        At December 31, 2007, the unallocated allowance increased from December 31, 2006. The reasons for this increase, and for which an unallocated allowance was warranted, follow.

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

  •
  With respect to leasing, we considered the improving outlook for airlines, which were benefiting from higher capacity utilization.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

						Increase (Decrease) December 31, 2008 From:
	Years Ended December 31,					December 31, 2007
(Dollars in thousands)	2004	2005	2006	2007	2008	Amount	Percent
Balance, beginning of period	$463,010	$399,156	$351,532	$331,077	$402,726	$71,649	22%
Loans charged off:
Commercial, financial and industrial	70,107	19,962	36,520	12,177	118,780	106,603	nm
Construction	765	118	—	—	31,903	31,903	nm
Mortgage	43	2,071	336	92	7,911	7,819	nm
Consumer	6,397	4,532	3,777	6,335	18,688	12,353	nm
Lease financing	2,361	19,862	22	—	—	—	—

Total loans charged off	79,673	46,545	40,655	18,604	177,282	158,678	nm
Recoveries of loans previously charged off:
Commercial, financial and industrial	50,432	47,526	19,135	6,953	5,358	(1,595)	(23)
Construction	118	34	—	—	631	631	nm
Mortgage	1,702	73	73	336	20	(316)	(94)
Consumer	1,971	1,716	1,513	1,082	1,099	17	2
Lease financing	1,374	206	4,486	118	213	95	81

Total recoveries of loans previously charged off	55,597	49,555	25,207	8,489	7,321	(1,168)	(14)

Net loans charged off (recovered)	24,076	(3,010)	15,448	10,115	169,961	159,846	nm
(Reversal of) provision for loan losses	(58,232)	(50,683)	(5,000)	81,000	515,000	434,000	536
Privatization—adjustment for impaired loans	—	—	—	—	(8,417)	(8,417)	nm
Foreign translation adjustment and other net additions (deductions)(1)	18,454	49	(7)	764	(1,581)	(2,345)	nm

Ending balance of allowance for loan losses	$399,156	$351,532	$331,077	$402,726	$737,767	$335,041	83
Allowance for losses on off-balance sheet commitments	82,375	86,375	81,374	90,374	125,374	35,000	39

Allowances for credit losses	$481,531	$437,907	$412,451	$493,100	$863,141	$370,041	75

Allowances for loan losses to total loans(2)	1.37%	1.06%	0.90%	0.98%	1.49%
Allowances for credit losses to total loans(3)	1.65	1.32	1.12	1.20	1.74
(Reversal of) provision for loan losses to net loans charged off (recovered)	(241.87)	nm	(32.37)	800.79	303.01
Net loans charged off (recovered) to average total loans	0.09	(0.01)	0.04	0.03	0.37

(1)
Includes $5.7 million related to the Business Bancorp acquisition and $12.6 million related to the Jackson Federal Bank acquisition, both acquired in 2004.

(2)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans. These ratios relate to continuing operations only.

(3)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans. These ratios relate to continuing operations only.

nm - not meaningful

        Total loans charged off in 2008 increased from the prior year primarily as a result of housing and recession impacts on homebuilder, petroleum and advertising dependent loans. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

        Loan recoveries in 2008 decreased slightly from 2007. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Effective on January 1, 2009, consumer loans and one-to-four family residential loans will be placed on nonaccrual when these loans are delinquent 90 days or more. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Form 10-K Report.

        Restructured loans are loans in which the Bank has formally restructured all or a significant portion of the loan and provided a concession in the form of debt forgiveness, a modification of interest rate and/or payment terms. The impairment (the shortfall between the present value of the loan under modified terms and the carrying value) is normally recorded in noninterest expense at the date of restructuring. Restructured loans are disclosed as nonperforming assets for the calendar year of restructuring, and, if in current status during this period, may be disclosed as performing assets thereafter.

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

	December 31,					Increase (Decrease) December 31, 2008 From December 31, 2007
(Dollars in thousands)	2004	2005	2006	2007	2008	Amount	Percent
Commercial, financial and industrial	$58,538	$50,073	$7,552	$29,293	$260,272	$230,979	nm	%
Construction	2,622	—	—	13,662	98,934	85,272	nm
Mortgage—Commercial	26,519	8,819	19,187	12,775	55,750	42,975	nm
Lease financing	54,894	—	15,047	—	—	—	—

Total nonaccrual loans	142,573	58,892	41,786	55,730	414,956	359,226	nm
Restructured Loans
Mortgage—Residential	—	—	—	—	1,345	1,345	nm
Foreclosed assets	7,282	2,753	579	795	20,214	19,419	nm

Total nonperforming assets	$149,855	$61,645	$42,365	$56,525	$436,515	$379,990	nm	%

Allowances for loan losses	$399,156	$351,532	$331,077	$402,726	$737,767	$335,041	83.2%

Allowances for credit losses	$481,531	$437,907	$412,451	$493,100	$863,141	$370,041	75.0%

Nonaccrual loans to total loans	0.49%	0.18%	0.11%	0.14%	0.84%
Allowance for loan losses to nonaccrual loans(1)	279.97	596.91	792.32	722.64	177.79
Allowances for credit losses to nonaccrual loans(2)	337.74	743.58	987.06	884.80	208.01
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	0.51	0.19	0.12	0.14	0.88
Nonperforming assets to total assets	0.31	0.12	0.08	0.10	0.62

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

nm - not meaningful

        The increase in nonaccrual loans from December 31, 2007 to December 31, 2008 was primarily due to an increase in commercial and construction loans (primarily related to our homebuilder loan portfolio), partially offset by loan pay downs and charge offs. At December 31, 2008, we had three restructured residential loans totaling $1.3 million for which we recorded a $0.1 million impairment charge. During 2008, we sold approximately $4 million of nonperforming loans compared to approximately $3 million in 2007, which reduced our credit exposures. Losses from these sales were reflected in charge offs.

        The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.

	December 31,					Increase (Decrease) December 31, 2008 From December 31, 2007
(Dollars in thousands)	2004	2005	2006	2007	2008	Amount	Percent
Commercial, financial and industrial	$1,315	$187	$3,085	$3,797	$2,529	$(1,268)	(33.4)%
Construction	—	677	—	—	—	—	—
Mortgage:
Residential	1,385	2,784	2,359	13,359	59,940	46,581	nm
Commercial	—	499	2,155	—	181	181	nm

Total mortgage	1,385	3,283	4,514	13,359	60,121	46,762	nm
Consumer and other	1,157	819	1,706	2,982	8,097	5,115	nm

Total loans 90 days or more past due and still accruing	$3,857	$4,966	$9,305	$20,138	$70,747	$50,609	nm	%

nm - not meaningful

        Residential mortgage loans contractually past due 90 days or more at December 31, 2008 included $43.9 million of loans in foreclosure with an average current loan-to-value ratio of 89 percent.

Interest Foregone

        If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $21.5 million of interest income in 2008.

        After designation as a nonaccrual loan, we recognized interest income on a cash basis of $3.9 million and $4.3 million for loans that were on nonaccrual status at December 31, 2007 and 2008, respectively.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At December 31, 2008, approximately 98 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Form 10-K Report.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. The two largest components of our securities available for sale are $6.8 billion for Asset and Liability Management (ALM) purposes and $1.2 billion of CLOs. ALM securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

        All of our CLO securities are known as "Cash Flow CLOs." A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs repay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that repay note holders through the trading and sale of underlying collateral. At December 31, 2008, the fair value of our CLO securities had declined by approximately $563.3 million from December 31, 2007, primarily due to widening credit spreads and a general lack of liquidity in the marketplace, precipitated by the subprime lending crisis. Previously, CLOs were valued solely using broker quotes that were derived from pricing models whose assumptions were based on observable inputs adjusted for unobservable liquidity spreads. Beginning in the fourth quarter of 2008, we estimate the fair value of our CLOs using an external pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates. At December 31, 2008, 98.0 percent of our CLO securities were rated single-A or better by two of the three major rating agencies. Since no observable credit quality issues were present in our CLO portfolio at December 31, 2008, and we have the ability and intent to hold the CLO securities until recovery of the carrying value, which could be maturity, we consider the unrealized loss to be temporary.

Analysis of Securities Available for Sale

        The following table shows the remaining contractual maturities and expected yields of the securities available for sale based upon amortized cost at December 31, 2008. The fair value of our securities available for sale portfolio at December 31, 2007 was $8.5 billion, compared to $8.2 billion at December 31, 2008.

        Included in our securities available for sale portfolios at December 31, 2007 and 2008 were securities used for ALM purposes of $6.6 billion and $6.8 billion, respectively. These securities had an expected weighted average maturity of 3.0 years and 2.9 years, respectively.

Securities Available For Sale

	December 31, 2008 Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Other U.S. government	288,081	4.83	472,919	4.09	—	—	—	—	761,000	4.37
Mortgage-backed securities(1)(2)	645	4.79	232,890	3.91	1,516,642	3.97	4,260,683	4.88	6,010,860	4.61
State and municipal	1,050	7.42	13,373	6.87	15,111	3.29	23,215	5.10	52,749	5.08
Asset-backed and debt securities	—	—	31,167	7.24	1,115,364	4.02	690,756	4.44	1,837,287	4.23
Equity securities(3)	—	—	—	—	—	—	—	—	109,919	—
Foreign securities	82	1.58	—	—	—	—	—	—	82	1.58

Total securities
available for sale	$289,858	4.84%	$750,349	4.21%	$2,647,117	3.99%	$4,974,654	4.82%	$8,771,897	4.46%

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

	December 31, 2008
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial and industrial	$4,575,242	$11,703,346	$2,190,435	$18,469,023
Construction	1,473,683	1,248,378	22,001	2,744,062
Mortgage:
Residential	130	14,428	15,866,277	15,880,835
Commercial	610,348	2,135,794	5,440,246	8,186,388

Total mortgage	610,478	2,150,222	21,306,523	24,067,223
Consumer:
Installment	4,988	64,003	2,132,611	2,201,602
Revolving lines of credit	1,285,535	144,544	5,415	1,435,494

Total consumer	1,290,523	208,547	2,138,026	3,637,096
Lease financing	5,479	63,691	576,595	645,765

Total loans held to maturity	7,955,405	15,374,184	26,233,580	49,563,169
Total loans held for sale	18,865	—	3,516	22,381

Total loans	$7,974,270	$15,374,184	$26,237,096	$49,585,550

Allowance for loan losses				737,767

Loans, net				$48,847,783

Total fixed rate loans due after one year				$9,388,047
Total variable rate loans due after one year				32,223,233

Total loans due after one year				$41,611,280

Time Deposits of $100,000 and Over

        The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in thousands)	December 31, 2008
Three months or less	$4,696,100
Over three months through six months	958,788
Over six months through twelve months	639,818
Over twelve months	59,469

Total domestic time deposits of $100,000 and over	$6,354,175

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

Borrowed Funds

        The following table presents information on our borrowed funds.

	December 31,
(Dollars in thousands)	2006	2007	2008
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 5.18%, 4.29% and 0.53% at December 31, 2006, 2007 and 2008, respectively(1)	$1,083,927	$1,631,602	$172,758
Commercial paper, with weighted average interest rates of 4.99%, 4.25%, and 1.48% at December 31, 2006, 2007 and 2008, respectively	1,661,163	1,266,656	1,164,327
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 6.77%, 4.52% and 2.22% at December 31, 2006, 2007 and 2008, respectively	1,000	949,000	1,850,000
Term federal funds purchased, with weighted average interest rates of 5.37%, 4.79% and 2.60% at December 31, 2006, 2007 and 2008, respectively	351,700	805,970	1,230,060
Federal Reserve Bank Term borrowings, with weighted average interest rate of 0.79% at December 31, 2008	—	—	5,000,000
All other borrowed funds, with weighted average interest rates of 4.16%, 5.24% and 5.42% at December 31, 2006, 2007 and 2008, respectively	75,861	120,649	116,537

Total borrowed funds	$3,173,651	$4,773,877	$9,533,682

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$1,083,927	$1,823,872	$4,946,587
Average balance during the year	701,614	1,142,487	2,137,718
Weighted average interest rate during the year(1)	4.80%	4.93%	2.20%
Commercial paper:
Maximum outstanding at any month end	$1,859,747	$1,875,647	$1,699,440
Average balance during the year	1,582,226	1,549,681	1,319,360
Weighted average interest rate during the year	4.74%	4.92%	2.41%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$5,800	$949,000	$2,600,000
Average balance during the year	2,657	35,312	1,492,456
Weighted average interest rate during the year	8.05%	4.59%	2.76%
Term federal funds purchased:
Maximum outstanding at any month end	$703,310	$2,005,340	$1,723,839
Average balance during the year	217,646	716,115	882,652
Weighted average interest rate during the year	5.28%	5.25%	2.84%
Federal Reserve Bank Term Borrowings:
Maximum outstanding at any month end	$—	$—	$5,000,000
Average balance during the year	—	—	1,925,833
Weighted average interest rate during the year	—%	—%	1.79%
All other borrowed funds:
Maximum outstanding at any month end	$114,794	$120,649	$321,012
Average balance during the year	68,154	61,627	124,494
Weighted average interest rate during the year	4.96%	5.96%	5.59%

(1)
Weighted average interest rates provided relate to external funding and do not reflect expense (earning) allocated on net funding to (from) discontinued operations. For further information, see Note 23 to our Consolidated Financial Statements included in this Form 10-K report.

Capital Adequacy, Dividends and Share Repurchases

  Capital Adequacy and Capital Management

        We strive to maintain strong capital levels and to use capital effectively. We have historically adhered to a policy of strong capital, including a strong tangible common equity ratio and regulatory capital ratios above the applicable "well-capitalized" thresholds. Strong capital improves our ability to absorb unanticipated losses and contributes to higher ratings by bank regulatory agencies and credit rating agencies.

        We strive to use our capital effectively, with our first priority to support our long-term growth and strategic positioning. Capital is used to fund loan growth and other balance sheet growth, to reinvest in our core businesses and to fund strategic acquisitions.

        Our primary source of capital is income generated by our operations. In December 2008, we received a $1.0 billion capital contribution from BTMU, in part to offset the impact of the privatization transaction on our capital. As a foreign-owned entity, we are not eligible to receive TARP capital from the U.S. Treasury. Nonetheless, we have maintained a strong capital position, including a tangible common equity ratio substantially higher than peer averages.

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

	December 31,
						Minimum Regulatory Requirement
(Dollars in thousands)	2004	2005	2006	2007	2008
Capital Components
Tier 1 capital	$3,817,698	$4,178,160	$4,333,865	$4,533,763	$5,466,713
Tier 2 capital	968,294	876,713	1,509,338	1,590,160	1,773,391

Total risk-based capital	$4,785,992	$5,054,873	$5,843,203	$6,123,923	$7,240,104

Risk-weighted assets	$39,324,859	$45,540,448	$49,904,203	$54,606,527	$62,251,071

Quarterly average assets	$47,168,683	$49,789,877	$51,353,681	$54,843,792	$64,917,854

Capital Ratios
Total risk-based capital	12.17%	11.10%	11.71%	11.21%	11.63%	8.0%
Tier 1 risk-based capital	9.71	9.17	8.68	8.30	8.78	4.0
Leverage ratio(1)	8.09	8.39	8.44	8.27	8.42	4.0

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

        The increase in our capital ratios from December 31, 2007 was primarily due to an increase in total risk-based capital, which resulted from the BTMU capital contribution and our net income, less dividends (prior to our privatization), partially offset by an increase in our risk-weighted assets stemming from growth in our loan portfolio.

        As of December 31, 2008, the most recent notification from the OCC categorized the Bank as "well-capitalized." This means that the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

        The Board of Directors, directly or through its appropriate sub-committee, approves our Asset and Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market risk and guides our investment, derivatives and trading activities. The ALM Policy establishes the Bank's risk tolerance guidelines by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes guidelines for reporting market risk and requires independent review and oversight of market risk activities.

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

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The managers of the Global Markets Division and the Capital Markets Division are responsible for operational management of price risk through the trading activities conducted in their respective divisions. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and MRM functions independently of all operating and management units.

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

        The interest rate risk profile was liability sensitive during 2008 and it became neutral for rising rates and asset sensitive for falling rates towards the end of 2008 primarily as a result of the termination or maturities of ALM derivative floors and swaps, and unprecedented low level of interest rates causing deposit offered rates to reach their floors. During 2008, we added $500 million of interest rate floor hedges to maintain the Bank's liability sensitive interest rate risk profile (see discussion of "ALM Derivatives" below).

        At December 31, 2008, Economic NII sensitivity was neutral to asset sensitive to parallel rate shifts. A +200 basis point parallel shift would increase 12-month Economic NII by 0.01 percent, while a similar downward shift would reduce it by 1.75 percent. At December 31, 2007, a +200 basis point parallel shift would reduce 12-month Economic NII by 0.93 percent, while a similar downward shift would increase it by 1.87 percent. We caution that ongoing enhancements to our interest rate risk modeling and the unprecedented changes in the level of interest rates may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	December 31, 2007	December 31, 2008
+200 basis points	$(17.4)	$0.2
as a percentage of base case NII	(0.93)%	0.01%
-200 basis points	$35.2	$(40.8)
as a percentage of base case NII	1.87%	(1.75)%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with the insurance brokerage business eliminated for December 31, 2008 and all assets and liabilities of the retirement recordkeeping business eliminated for December 31, 2007 and 2008. We believe that this approach provides the best representation of our risk profiles.

        In the case of non-parallel yield curve changes, our Economic NII is liability sensitive to changes in short-term rates (with long-term rates held constant) and asset sensitive to changes in long-term rates (with short-term rates held constant). In other words, our Economic NII will benefit from curve steepening with short-term rates dropping and will contract if the curve is inverted with long-term rates dropping.

        In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO guidelines. Our EVE-at-Risk at December 31, 2008, reflects a moderate but higher risk exposure to rising rates than December 31, 2007. Additionally, our EVE-at-Risk shows minimal risk exposure to falling rates.

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

  ALM Activities

        During 2008, the Bank maintained a liability sensitive interest rate risk profile to stay protected from falling rates. The termination or maturity of ALM derivatives floors and swaps along with the unprecedented low level of interest rates towards the end of 2008 resulted in the interest rate risk profile shift from liability sensitive to asset sensitive at year end. The remaining ALM derivatives portfolio should continue to protect the Bank should interest rates stay low in the near term. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During 2008, we reinvested proceeds from maturing ALM securities into securities with similar terms and asset allocation. New derivative hedges were also added during the year as described below.

  ALM Securities

        At December 31, 2007 and 2008, our available for sale securities portfolio included $6.6 billion and $6.8 billion, respectively, of securities for ALM purposes. At December 31, 2008, approximately $5.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2008, we purchased $1.8 billion par value of securities, while approximately $1.6 billion par value of ALM securities matured or were called.

        The composition of the portfolio is expected to remain relatively stable in 2009. Based on current prepayment projections, the estimated ALM portfolio's effective duration was 2.4 at December 31, 2008, compared to 1.9 at December 31, 2007. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.4 suggests an expected price decrease of approximately 2.4 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During 2008, the ALM derivatives portfolio decreased by $3.9 billion notional amount due to maturities of $1.8 billion and terminations of $2.6 billion notional amount of receive fixed interest rate swaps and floors, partially offset by $0.5 billion notional amount of LIBOR floor contracts that were purchased to maintain the downside liability sensitivity of our overall risk position.

        The fair value of the ALM derivative contracts increased primarily due to the Federal Reserve Board's interest rate reductions, the expectation of lower future interest rates and higher volatility in interest rates slightly offset by maturities and terminations of interest rate swaps and floor option contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 19 to our Consolidated Financial Statements included in this Form 10-K Report.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of December 31, 2006, 2007 and 2008.

	December 31,
				Increase / (Decrease) From December 31, 2007 to December 31, 2008
(Dollars in thousands)	2006	2007	2008
Total gross notional amount of positions held for purposes other than trading:	$8,250,000	$9,250,000	$5,400,000	$(3,850,000)
Of which, interest rate swaps pay fixed rates of interest:	—	—	—	—
Fair value of positions held for purposes other than trading:
Gross positive fair value	44,720	148,036	317,569	169,533
Gross negative fair value	37,682	2,015	—	(2,015)

Positive Fair value of positions, net	$7,038	$146,021	$317,569	$171,548

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

        We believe that the risks associated with these positions are conservatively managed. We utilize a combination of position limits Value-at-Risk (VaR), and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. MRM compiles daily reports for broad distribution on positions and realized and unrealized gains or losses. Summary versions of these reports go to senior management on a daily or weekly basis and to the Market Risk Committee on a monthly basis. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within limits well below the maximum limit established by Board policy for total trading positions at 0.5 percent of stockholder's equity. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

        The following table sets forth the average, high and low 10-day, 99 percent VaR for our trading activities for the years ended December 31, 2007 and 2008.

	December 31,
	2007			2008
(Dollars in thousands)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$248	$706	$79	$307	$720	$105
Securities	578	1,161	112	285	788	1
Interest Rate Derivates	—	—	—	517	2,147	44

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

        As of December 31, 2008, we had $20.4 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. Prior to 2008, we only entered into interest rate derivative contracts as an accommodation to customers and neutralized substantially all of the related market risk by entering into offsetting contracts with major dealers.

        As of December 31, 2008, we had $7.1 billion notional amount of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to remove our exposure to market risk, with income earned on the credit spread. As of December 31, 2008, we had $3.8 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2006, 2007 and 2008 and the change in fair value between December 31, 2007 and 2008.

	December 31,
				Increase / (Decrease) From December 31, 2007 to December 31, 2008
(Dollars in thousands)	2006	2007	2008
Total gross notional amount of positions held for trading purposes:
Interest rate	$10,135,471	$12,585,978	$20,398,695	$7,812,717
Foreign exchange	1,914,846	4,665,760	7,112,873	2,447,113
Equity	—	—	10,914	10,914
Energy	3,291,224	2,900,690	3,757,674	856,984

Total	$15,341,541	$20,152,428	$31,280,156	$11,127,728

Fair value of positions held for trading purposes:
Gross positive fair value	$283,577	$405,710	$1,166,547	$760,837
Gross negative fair value	266,148	380,313	1,137,724	757,411

Positive fair value of positions, net	$17,429	$25,397	$28,823	$3,426

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

        Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits, asset liquidation, including securities sold under repurchase agreements, and wholesale funding, which includes funds raised from interbank and other sources, both domestic and international. We maintain borrowing capacity in excess of our wholesale funding requirements to meet our contingency funding needs.

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $32.8 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average common stockholder's equity, funded 62.3 percent of average total assets of $60.9 billion in 2008. Most of the remaining funding was provided by wholesale borrowings from secured and unsecured sources of varying maturities.

        The Bank has pledged collateral under secured borrowing facilities with the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank of San Francisco (FRB). The Bank increased its reliance on secured funding during 2008 due to rate advantages compared to other financing sources. As of December 31, 2008, the Bank had $4.1 billion of borrowing outstanding with the FHLB, of which $1.9 billion is short-term and included in Other Borrowed Funds. As of December 31, 2008, the Bank had $5.0 billion in short-term borrowing outstanding with the FRB under the Term Auction Facility program, which provides access to short-term funds at generally favorable rates. As of December 31, 2008, the Bank had remaining unused borrowing capacity totaling a combined $18.2 billion from the FHLB and the FRB. The Bank has the capability to pledge additional portions of its unencumbered loan and securities portfolios to the FHLB and the FRB, which would increase the Bank's borrowing capacity.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At December 31, 2008, we could have sold or transferred under repurchase agreements approximately $1.5 billion of our available for sale securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account assets. The aggregate balance of these assets averaged $1.2 billion in 2008. Additional liquidity may be provided through loan maturities and sales.

        The Bank has a $4 billion unsecured Bank Note Program. As of December 31, 2008, the remaining available funding under the Bank Note Program was $2.6 billion. We do not have firm commitments in place to sell securities under the Bank Note Program.

        On October 14, 2008, the FDIC announced the establishment of a debt guarantee program under which the FDIC will guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. UnionBanCal and Union Bank are eligible to participate in this program and have elected to do so.

        We believe that these sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of December 31, 2008.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	Aa3	—
	Short-term	P-1	—
Fitch	Long-term	A+	A+
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

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

        It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement), nor any variable interests in any unconsolidated entity to which we may be a party, except for those leasing arrangements described previously.

        The following table presents, as of December 31, 2008, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 9 to our Consolidated Financial Statements included in this Form 10-K Report, and accrued interest payable, which is not significant. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustment or other similar carrying value adjustments. Contractual obligations presented in the following table do not include $191.0 million of unrecognized income tax benefits in accordance with FIN 48. Of this amount, $90.9 million has been paid in prior years and $96.9 million is expected to be paid in 2009. At this time it is highly uncertain whether and when we would be required to pay the remaining $3.2 million of unrecognized tax benefits.

	December 31, 2008
(Dollars in thousands)	One Year or less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$10,171,602	$186,574	$125,336	$2,161	$10,485,673
Medium- and long-term debt(1)	1,250,000	1,776,000	400,000	700,000	4,126,000
Junior subordinated debt payable to subsidiary grantor trust(1)	—	—	—	13,000	13,000
Operating leases (premises)	60,687	115,048	97,953	240,628	514,316
Purchase obligations	26,554	15,327	1,604	—	43,485

Total debt and operating leases	$11,508,843	$2,092,949	$624,893	$955,789	$15,182,474

(1)
These interest bearing obligations are principally used to fund interest earning assets. As such, interest payments on contractual obligations were excluded from disclosed amounts as the potential cash outflows would have corresponding cash inflows from interest earning assets.

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

        The following table presents our significant commitments to fund as of December 31, 2007 and 2008.

	December 31,
(Dollars in thousands)	2007	2008
Commitments to extend credit	$23,385,514	$21,746,133
Standby letters of credit	3,673,553	4,588,552
Commercial letters of credit	71,745	50,590
Risk participations in bankers' acceptances	33,550	23,925
Commitments to fund principal investments	102,689	111,237
Commitments to fund low-income housing credit (LIHC) investments	140,650	139,449

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, we enter into risk participations in bankers' acceptances, receiving a fee to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2008, the carrying value of our risk participations in bankers' acceptances and our standby and commercial letters of credit totaled $6.5 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        We invest in either guaranteed or unguaranteed LIHC investments. The guaranteed LIHC investments carry a minimum rate of return guarantee. The unguaranteed LIHC investments carry partial guarantees that include the timely completion of projects, availability of tax credits and operating deficit thresholds from the issuer. For these LIHC investments, we have committed to provide additional funding as stipulated by our investment participation. At December 31, 2007 and 2008, the total unfunded commitment was $140.6 million and $139.4 million, respectively.

        We are fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, we guarantee a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, we receive guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce our ultimate exposure to loss. Our maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, which was $207.4 million as of December 31, 2008. The risk that we would be required to pay investors for a yield deficiency is low, based on the continued performance of the underlying properties. We have a reserve of $7.3 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee that was recognized at inception.

        We have guarantees that obligate us to perform if our affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by Union Bank for an affiliate's commercial paper program is done in order to facilitate the sale of the commercial paper. As of December 31, 2008, we had a maximum exposure to loss under the commercial paper program guarantee of $1.2 billion. The risk that the Bank would be required to pay investors due to its affiliate's default is low, because the affiliated entity is a wholly-owned subsidiary and the Bank would take the actions necessary to avoid such default. Our guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. We guarantee our subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, we have no material obligation to be satisfied. As of December 31, 2008, we had no exposure to loss for these agreements.

        We conduct securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.9 billion and $1.4 billion at December 31, 2007 and 2008, respectively. The market value of the associated collateral was $3.0 billion and $1.4 billion at December 31, 2007 and 2008, respectively. At December 31, 2008, we had no exposure that would require us to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

        We occasionally enter into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. We become liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2008, the maximum exposure to loss under these contracts totaled $90.1 million. The risk that we would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by us based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at December 31, 2008 we had a low, moderate, and high risk of payment exposure under these contracts of $24.3 million, $59.1 million, and $6.7 million, respectively. At December 31, 2008, we maintained a reserve of $1.9 million for losses related to these guarantees.

        We are a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. Our indemnification obligation is limited to our proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," we had a liability of $9.5 million and $4.3 million at December 31, 2007 and 2008, respectively, representing the estimated fair value of our obligations under the indemnity provisions. The reduction in this liability from December 31, 2007 to December 31, 2008 was primarily due to the funding activity by Visa of an escrow account created by them to act as the primary source of funds to pay settlements of its antitrust lawsuits. Our $4.3 million liability represents our estimate of the fair value of our proportionate share of the sum of Visa's remaining amounts owed to American Express and Discover Card under previously executed settlement agreements plus our estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. Our maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to our ownership interest in Visa. At December 31, 2008, the risk that we would be required to pay more than the liability accrued related to this litigation is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Business Segments

        In 2006, we formally reorganized our operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. We believe that this new organizational structure will enhance our focus on target markets and enterprise wide sales and service.

        The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        As part of our privatization transaction in 2008, goodwill of $946 million and $1,068 million has been recorded in the reportable business segments Retail Banking and Wholesale Banking, respectively. See Note 2 to our Consolidated Financial Statements included in this Form 10-K Report for further detail on our privatization transaction.

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

        The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. We reflect a "market view" perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, our discontinued operations and the market view contribution. Our discontinued operations consist of three separate businesses: international correspondent banking, retirement recordkeeping services and insurance brokerage business. For further detail on discontinued operations, see Note 23 of our Consolidated Financial Statements included in this Form 10-K Report.

	Retail Banking					Wholesale Banking
	As of and for the Year Ended December 31,			2008 vs. 2007 Increase/(decrease)		As of and for the Year Ended December 31,			2008 vs. 2007 Increase/(decrease)
	2006	2007	2008	Amount	Percent	2006	2007	2008	Amount	Percent
Results of operations after performance
center earnings (dollars in thousands):
Net interest income (expense)	$940,101	$890,372	$998,898	$108,526	12%	$1,039,103	$969,989	$1,225,631	$255,642	26%
Noninterest income (expense)	472,083	479,664	481,512	1,848	0	332,467	366,278	351,166	(15,112)	(4)

Total revenue	1,412,184	1,370,036	1,480,410	110,374	8	1,371,570	1,336,267	1,576,797	240,530	18
Noninterest expense (income)	913,981	902,949	1,010,051	107,102	12	581,532	563,597	632,925	69,328	12
Credit expense (income)	25,416	25,233	27,825	2,592	10	95,322	111,019	195,210	84,191	76

Income from continuing operations before income taxes	472,787	441,854	442,534	680	0	694,716	661,651	748,662	87,011	13
Income tax expense (benefit)	180,841	169,009	169,269	260	0	228,784	201,235	215,197	13,962	7

Income from continuing operations	291,946	272,845	273,265	420	0	465,932	460,416	533,465	73,049	16
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	na	—	—	—	—	na

Net income (loss)	$291,946	$272,845	$273,265	$420	0	$465,932	$460,416	$533,465	$73,049	16

Average balances (dollars in millions):
Total loans(1)	$15,683	$16,829	$19,450	$2,621	16	$20,013	$22,598	$26,761	$4,163	18
Total assets	16,524	17,640	20,404	2,764	16	24,580	27,297	31,788	4,491	16
Total deposits(1)	18,862	18,734	19,095	361	2	18,450	18,591	18,562	(29)	0
Financial ratios:
Risk adjusted return on capital	49%	45%	41%			23%	21%	20%
Return on average assets	1.77	1.55	1.34			1.90	1.69	1.68
Efficiency ratio(2)	64.72	65.90	68.16			42.19	40.04	37.57

	Other					Reconciling Items
	As of and for the Year Ended December 31,			2008 vs. 2007 Increase/(decrease)		As of and for the Year Ended December 31,
	2006	2007	2008	Amount	Percent	2006	2007	2008
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$(131,636)	$(128,164)	$(162,415)	$(34,251)	(27)%	$(9,576)	$(8,817)	$(11,266)
Noninterest income (expense)	14,416	19,585	15,650	(3,935)	(20)	(59,752)	(65,988)	(75,672)

Total revenue	(117,220)	(108,579)	(146,765)	(38,186)	(35)	(69,328)	(74,805)	(86,938)
Noninterest expense (income)	98,909	148,267	299,944	151,677	102	(36,473)	(40,612)	(46,224)
Credit expense (income)	(125,652)	(55,164)	292,110	347,274	nm	(86)	(88)	(145)

Income from continuing operations before income taxes	(90,477)	(201,682)	(738,819)	(537,137)	nm	(32,769)	(34,105)	(40,569)
Income tax expense (benefit)	(122,371)	(62,845)	(241,080)	(178,235)	nm	(12,534)	(13,045)	(15,518)

Income from continuing operations	31,894	(138,837)	(497,739)	(358,902)	nm	(20,235)	(21,060)	(25,051)
Income (loss) from discontinued operations, net of income taxes	(16,541)	34,730	(15,055)	(49,785)	(143)	—	—	—

Net income (loss)	$15,353	$(104,107)	$(512,794)	$(408,687)	nm	$(20,235)	$(21,060)	$(25,051)

Average balances (dollars in millions):
Total loans(1)	$25	$17	$(50)	$(67)	nm	(17)	(20)	(49)
Total assets	8,762	8,552	8,767	215	3	(19)	(21)	(51)
Total deposits(1)	3,265	5,552	6,090	538	10	(577)	(691)	(614)
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	na	na	na
Efficiency ratio(2)	na	na	na

	UnionBanCal Corporation
	As of and for the Year Ended December 31,			2008 vs. 2007 Increase/(decrease)
	2006	2007	2008	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$1,837,992	$1,723,380	$2,050,848	$327,468	19%
Noninterest income (expense)	759,214	799,539	772,656	(26,883)	(3)

Total revenue	2,597,206	2,522,919	2,823,504	300,585	12
Noninterest expense (income)	1,557,949	1,574,201	1,896,696	322,495	20
Credit expense (income)	(5,000)	81,000	515,000	434,000	nm

Income from continuing operations before income taxes	1,044,257	867,718	411,808	(455,910)	(53)
Income tax expense (benefit)	274,720	294,354	127,868	(166,486)	(57)

Income from continuing operations	769,537	573,364	283,940	(289,424)	(50)
Income (loss) from discontinued operations, net of income taxes	(16,541)	34,730	(15,055)	(49,785)	nm

Net income (loss)	$752,996	$608,094	$268,885	$(339,209)	(56)

Average balances (dollars in millions):
Total loans(1)	$35,704	$39,424	$46,112	$6,688	17
Total assets	49,847	53,468	60,908	7,440	14
Total deposits(1)	40,000	42,186	43,133	947	2
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	1.54%%	1.07%%	0.47%
Efficiency ratio(2)	59.80%	60.68%	64.24%

(1)
Represents loans and deposits for each business segment after allocation between the segments of loans and deposits originated in one segment but managed by another segment.

(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments, and low income housing investment credit (LIHC) amortization expense, as a percentage of net interest income and noninterest income.

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

        During 2008, net income of Retail Banking was flat compared to 2007, reflecting a 12 percent increase in net interest income offset by a 12 percent increase in noninterest expense.

        Asset growth for 2008 was primarily driven by a 15 percent growth in average residential mortgage loans. Additionally, the focus on home equity loans and more effective cross-selling efforts have resulted in an overall growth in consumer loans.

        Average deposits increased 2 percent in 2008 compared to 2007. Retail Banking's strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income was essentially flat in 2008 compared to 2007. Noninterest expense increased by 12 percent in 2008, compared to 2007. This increase related to staff costs, privatization intangible asset amortization and costs associated with an increasing deposit base, including advertising and FDIC insurance.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

  •
  Retail Banking Branches serves its customers through 331 full-service branches in California, 4 full-service branches in Oregon and Washington and 2 international offices. We own property occupied by 117 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

        Through alliances with other financial institutions, Consumer Asset Management offers additional products and services, such as credit cards and merchant services.

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

  —
  HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to broaden its client base and to increase the assets of the HighMark Funds.

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

        During 2008, net income of Wholesale Banking increased 16 percent, compared to 2007, due to higher net interest income, offset by lower noninterest income and higher noninterest expense. Net interest income increased by 26 percent during 2008, compared to the same period in 2007, due to higher loan volume in our Commercial and Industrial portfolio, a stable deposit base, and prudent deposit pricing.

        During 2008, average loans increased 18 percent compared to 2007. This increase was primarily in the Energy Capital Services and National Banking divisions, as well as the California Middle Market.

        Noninterest income decreased 4 percent in 2008, compared to 2007, primarily due to lower gains on private capital investments, partially offset by higher deposit and merchant banking fees. Noninterest expense increased in 2008 compared to 2007 due to increases in staff costs, privatization intangible amortization, and amortization related to our low income housing investments.

        Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California Middle Market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. Commercial Deposit and Treasury Management Division provides processing services, including services such as Automated Clearing House (ACH), check processing and cash vault services.

        Wholesale Banking is comprised of the following main divisions:

  •
  the Commercial Banking Division, which serves California, Oregon and Washington middle market and large corporate companies with commercial lending, trade financing and asset-based loans;

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

  •
  the Commercial Deposit and Treasury Management Division, which provides deposit and treasury management expertise to middle-market and large corporate clients, government agencies, specialized industries and lending products to correspondent banks, title companies and municipalities. This division also manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

  •
  the Capital Markets Division, which provides financing to Middle Market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services;

  •
  the Global Markets Division, which serves our customers with their foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, to assist our energy sector client base with their hedging needs. The division takes market risk when buying and selling securities and foreign exchange and interest rate derivative contracts for its own account, but takes no market risk when providing energy derivative contracts, since the market risk for these products is offset with third parties. The division also includes UnionBanc Investment Services LLC, which is a subsidiary of Union Bank; and

  •
  the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

  Other

        The net loss grew from ($104.1) million in 2007 to ($512.8) million in 2008, primarily due to a higher loan loss provision and higher noninterest expenses.

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

  •
  the discontinued operations resulting from the sales of our international correspondent banking, retirement record keeping and insurance brokerage businesses; and

  •
  the adjustment between the tax expense calculated under RAROC using a tax rate of 38.25 percent and our effective tax rates.

        The 2008 financial results were impacted by the following factors:

  •
  credit expense of $292.1 million was due to the difference between the $515.0 million provision for loan losses calculated under our US GAAP methodology and the $222.9 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) decreased $34.3 million to ($162.4) million compared to 2007 primarily due to the changes in transfer pricing rates as market rates decreased;

  •
  noninterest income of $15.7 million;

  •
  noninterest expense of $299.9 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. In 2008, we incurred $90.5 million in privatization-related expense and a $26 million increase in provision for losses on off-balance sheet commitments;

  •
  income tax expense (benefit) of ($241.1) million was due to the difference between the $127.9 million or a 31 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $369.0 million using the RAROC effective rate; and

  •
  loss from discontinued operations of $15.1 million.

        The 2007 financial results were impacted by the following factors:

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) increased $3.5 million to ($128.2) million compared to 2006 primarily due to the net impact of changes in transfer pricing rates and higher income from the ALM derivatives portfolio as market rates decreased;

  •
  credit expense (income) of ($55.2) million was due to the difference between the $81 million provision for loan losses calculated under our US GAAP methodology and the $136.2 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $19.6 million;

  •
  noninterest expense of $148.3 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. In 2007, we incurred approximately $10 million in BSA/AML penalties and provided for losses on off-balance sheet commitments of $9 million compared to a $5 million reversal in the prior year;

  •
  income tax expense (benefit) of ($62.8) million was due to the difference between the $294.4 million or a 34 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments of $357.2 million using the RAROC effective rate; and

  •
  income from discontinued operations of $34.7 million.

Regulatory Matters

        On September 14, 2007, Union Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, and a Consent Order to a Civil Money Penalty and to Cease and Desist (the Order) with the Office of the Comptroller of the Currency (OCC). The Order imposed a civil money penalty of $10 million and required Union Bank to take actions to improve compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML). On the same day, the U.S. Treasury Department's Financial Crimes Enforcement Network (FinCEN) executed an Assessment of Civil Money Penalty (the Assessment) in the amount of $10 million. The Assessment provided that the $10 million penalty was deemed to be satisfied by Union Bank's payment of the civil money penalty of $10 million to the OCC. On September 17, 2007, Union Bank entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice (DOJ). Under the DPA, the DOJ agreed to defer prosecution for past violations of BSA/AML that occurred in Union Bank's now discontinued international banking business, and to dismiss prosecution completely if Union Bank met the conditions of the Order for one year. Pursuant to the DPA, Union Bank also paid $21.6 million in the third quarter of 2007 to the DOJ. The OCC terminated the Order on September 28, 2008. On October 1, 2008, the DPA was also terminated and the criminal case to which it related was dismissed.

        In December 2006, MUFG, BTMU and its wholly-owned subsidiary, Bank of Tokyo-Mitsubishi UFJ Trust Company, entered into a series of agreements with the FDIC, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of New York and the New York State Banking Department, which required a strengthening of their BSA/AML controls and processes. On September 29, 2008, these agreements were terminated.

        Any future regulatory or other government actions concerning BSA/AML controls and processes may adversely affect UnionBanCal's and Union Bank's ability to obtain regulatory approvals for future initiatives, including acquisitions. Also, any future actions relating to noncompliance or repeat violations of BSA/AML laws, regulations or orders could result in the assessment of additional civil money penalties or the imposition of additional fines, which could be substantial.

        The SEC is conducting an inquiry regarding certain practices related to our mutual fund activities. The inquiry concerns the use of a portion of the fees received under an agreement from the HighMark Funds by an unaffiliated administrator to pay expenses related to the marketing and distribution of fund shares. The HighMark Funds is a family of mutual funds managed by HighMark Capital Management, Inc., the investment management subsidiary of Union Bank. We are cooperating with this inquiry.

        On October 6, 2008, UnionBanCal, BTMU and MUFG obtained approval from the Federal Reserve Board to become financial holding companies under the Bank Holding Company Act of 1956, as amended (the BHCA). We sought this new status from the Federal Reserve Bank of San Francisco to provide us maximum flexibility to pursue new business opportunities as the banking and financial services industry undergoes rapid and profound changes. UnionBanCal remains subject to the consolidated supervision and regulation of the Federal Reserve Board, and the Bank remains subject to the supervision and regulation of the OCC. The FDIC will continue to insure deposits at the Bank. We do not expect significant adverse tax or accounting effects from this new status.

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(Amounts in thousands)	2006	2007	2008
Interest Income
Loans	$2,228,023	$2,511,552	$2,549,512
Securities	418,841	443,685	415,870
Interest bearing deposits in banks	2,617	3,276	574
Federal funds sold and securities purchased under resale agreements	25,518	26,247	6,472
Trading account assets	6,277	7,652	5,189

Total interest income	2,681,276	2,992,412	2,977,617

Interest Expense
Deposits	649,296	991,140	639,047
Federal funds purchased and securities sold under repurchase agreements	32,500	56,676	47,875
Commercial paper	75,015	76,284	31,767
Medium- and long-term debt	70,439	101,096	99,429
Trust notes	953	953	953
Other borrowed funds	15,081	42,883	107,698

Total interest expense	843,284	1,269,032	926,769

Net Interest Income	1,837,992	1,723,380	2,050,848
(Reversal of) Provision for loan losses	(5,000)	81,000	515,000

Net interest income after (reversal of) provision for loan losses	1,842,992	1,642,380	1,535,848

Noninterest Income
Service charges on deposit accounts	319,647	304,362	302,965
Trust and investment management fees	147,539	157,734	165,255
Trading account activities	56,916	65,608	54,530
Merchant banking fees	42,185	44,123	49,546
Brokerage commissions and fees	35,811	39,839	38,891
Card processing fees, net	28,400	30,307	31,553
Securities gains, net	2,242	1,621	44
Other	126,474	155,945	129,872

Total noninterest income	759,214	799,539	772,656

Noninterest Expense
Salaries and employee benefits	908,533	911,022	978,081
Net occupancy	136,087	141,573	154,566
Outside services	108,984	75,939	78,933
Professional services	60,686	67,021	70,886
Equipment	67,284	63,607	61,571
Software	59,617	57,114	60,448
Communications	37,531	36,499	37,067
Foreclosed asset expense (income)	(15,322)	110	1,019
(Reversal of) provision for losses on off-balance sheet commitments	(5,000)	9,000	35,000
Privatization-related expense	—	—	90,505
Other	199,549	212,316	328,620

Total noninterest expense	1,557,949	1,574,201	1,896,696

Income from continuing operations before income taxes	1,044,257	867,718	411,808
Income tax expense	274,720	294,354	127,868

Income from Continuing Operations	769,537	573,364	283,940

Income (loss) from discontinued operations before income taxes	(25,948)	66,753	(27,368)
Income tax expense (benefit)	(9,407)	32,023	(12,313)

Income (Loss) from Discontinued Operations	(16,541)	34,730	(15,055)

Net Income	$752,996	$608,094	$268,885

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2007	2008
Assets
Cash and due from banks	$2,106,927	$1,568,578
Interest bearing deposits in banks	104,528	2,872,698
Federal funds sold and securities purchased under resale agreements	310,178	63,069

Total cash and cash equivalents	2,521,633	4,504,345
Trading account assets:
Pledged as collateral	—	6,283
Held in portfolio	603,333	1,210,496
Securities available for sale:
Pledged as collateral	685,123	54,525
Held in portfolio	7,770,037	8,140,013
Loans (net of allowance for loan losses: 2007, $402,726; 2008, $737,767)	40,801,462	48,847,783
Due from customers on acceptances	16,482	23,131
Premises and equipment, net	486,034	680,004
Intangible assets	6,458	713,485
Goodwill	355,287	2,369,326
Other assets	2,358,915	3,571,995
Assets of discontinued operations to be disposed or sold	122,984	4

Total assets	$55,727,748	$70,121,390

Liabilities
Noninterest bearing	$13,802,640	$13,566,873
Interest bearing	28,877,551	32,482,896

Total deposits	42,680,191	46,049,769
Federal funds purchased and securities sold under repurchase agreements	1,631,602	172,758
Commercial paper	1,266,656	1,164,327
Other borrowed funds	1,875,619	8,196,597
Trading account liabilities	351,057	1,034,663
Acceptances outstanding	16,482	23,131
Other liabilities	1,108,585	1,685,412
Medium- and long-term debt	1,913,622	4,288,488
Junior subordinated debt payable to subsidiary grantor trust	14,432	13,980
Liabilities of discontinued operations to be extinguished or assumed	131,521	7,960

Total liabilities	50,989,767	62,637,085

Commitments, contingencies and guarantees—See Note 24
Stockholder's Equity
Preferred stock:
Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 2007 or 2008	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, issued 157,559,521 shares in 2007 and 136,330,829 shares in 2008	157,559	136,331
Additional paid-in capital	1,153,737	3,195,023
Treasury stock—19,723,453 shares in 2007 and no shares in 2008	(1,202,584)	—
Retained earnings	4,912,392	4,964,802
Accumulated other comprehensive loss	(283,123)	(811,851)

Total stockholder's equity	4,737,981	7,484,305

Total liabilities and stockholder's equity	$55,727,748	$70,121,390

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holder's equity
BALANCE DECEMBER 31, 2005	154,469,215	$154,469	$994,956	$(612,732)	$4,141,400	$(118,393)	$4,559,700

Comprehensive income
Net income-2006					752,996		752,996
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges						6,903	6,903
Net change in unrealized losses on securities available for sale						16,221	16,221
Foreign currency translation adjustment						(41)	(41)
Pension and other benefits adjustment						(2,877)	(2,877)

Total comprehensive income							773,202
SFAS No. 158 adjustment(3)						(161,187)	(161,187)
Reclassification due to adoption of SFAS No. 123(R) implementation(4)			(19,035)		19,035		—
Stock options exercised	1,409,727	1,410	55,322				56,732
Restricted stock granted, net of forfeitures	578,865	579	(579)				—
Perfomance share units vested	2,250	2	(2)				—
Excess tax benefit—stock based compensation			13,054				13,054
Compensation expense—stock options			22,355				22,355
Compensation expense—restricted stock			14,420				14,420
Compensation expense—restricted stock units, performance share units and other share-based compensation			3,158				3,158
Common stock repurchased(1)				(451,874)			(451,874)
Dividends declared on common stock, $1.82 per share(2)					(258,159)		(258,159)

Net change		1,991	88,693	(451,874)	513,872	(140,981)	11,701

BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income
Net income-2007					608,094		608,094
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						50,968	50,968
Net change in unrealized losses on securities available for sale						(71,285)	(71,285)
Foreign currency translation adjustment						517	517
Pension and other benefits adjustment						(3,949)	(3,949)

Total comprehensive income							584,345
FIN No. 48 adjustment(5)					(49,300)	—	(49,300)
FSP FAS 13-2 adjustment(6)					(20,803)		(20,803)
Stock options exercised	800,850	801	32,498				33,299
Restricted stock granted, net of forfeitures	288,305	288	(288)				—
Restricted stock and performance share units vested	10,309	10	(10)				—
Excess tax benefit—stock based compensation			4,616				4,616
Compensation expense—stock options			12,999				12,999
Compensation expense—restricted stock			14,413				14,413
Compensation expense—restricted stock units, performance share units and other share-based compensation			5,860				5,860
Common stock repurchased(1)				(137,978)			(137,978)
Dividends declared on common stock, $2.03 per share(2)					(280,871)		(280,871)

Net change		1,099	70,088	(137,978)	257,120	(23,749)	166,580

BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income
Net income-2008					268,885		268,885
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						59,633	59,633
Net change in unrealized losses on securities available for sale						(388,079)	(388,079)
Foreign currency translation adjustment						(1,853)	(1,853)
Pension and other benefits adjustment						(412,608)	(412,608)

Total comprehensive income							(474,022)
EITF 06-4 adjustment					(236)		(236)
EITF 06-11 adjustment			451				451
Capital contribution from BTMU			1,000,000				1,000,000
Stock options exercised	2,307,005	2,307	107,471				109,778
Stock option payouts as a result of privatization(7)(8)			(173,396)				(173,396)
Restricted stock granted, net of forfeitures	20,198	20	(20)				—
Performance share and restricted stock units, and other share based compensation payouts as a result of privatization(7)(8)			(30,193)				(30,193)
Excess tax benefit—stock based compensation			61,109				61,109
Compensation expense—stock options			23,831				23,831
Compensation expense—restricted stock			41,557				41,557
Compensation expense—restricted stock units, performance share units and other share-based compensation			18,054				18,054
Common stock repurchased(1)				(2,214)			(2,214)
Common and treasury stock cancellation(7)	(23,555,895)	(23,555)	(1,181,243)	1,204,798			—
Adjustments related to privatization(7)			2,173,665			214,179	2,387,844
Dividends declared on common stock, $1.56 per share(2)					(216,239)		(216,239)

Net change		(21,228)	2,041,286	1,202,584	52,410	(528,728)	2,746,324

BALANCE DECEMBER 31, 2008	136,330,829	$136,331	$3,195,023	$—	$4,964,802	$(811,851)	$7,484,305

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
(7)
See Note 2 of these consolidated financial statements for a description of the Company's privatization.
(8)
See Note 16 of these consolidated financial statements for a description of payouts relating to compensation plans, which were canceled on November 4, 2008 as a result of the Company's privatization.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Cash Flows from Operating Activities:
Net income	$752,996	$608,094	$268,885
Income (loss) from discontinued operations, net of taxes	(16,541)	34,730	(15,055)

Income from continuing operations, net of taxes	769,537	573,364	283,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for allowance for loan losses	(5,000)	81,000	515,000
(Reversal of) provision for losses on off-balance sheet commitments	(5,000)	9,000	35,000
Depreciation, amortization and accretion	129,912	117,980	143,859
Stock-based compensation—stock options and other share-based compensation	39,933	33,272	83,442
Provision for deferred income taxes	43,316	(24,764)	(181,046)
Gains on sales of securities available for sale, net	(2,242)	(1,621)	(44)
Net decrease (increase)in prepaid expenses	177,395	(37,898)	431,566
Net (increase) decrease in fees and other receivable	(58,974)	11,468	86,627
Net (decrease) increase in accrued expenses	(72,128)	82,368	493,858
Net increase in trading account assets	(63,666)	(227,012)	(613,446)
Net increase in trading account liabilities	45,876	92,921	683,606
Net increase (decrease) in other liabilities	76,006	(78,173)	274,777
Net increase in other assets	(141,047)	(235,202)	(510,702)
Loans originated for resale	(558,833)	(680,541)	(428,301)
Net proceeds from sale of loans originated for resale	486,739	669,333	389,833
Excess tax benefit—stock-based compensation	(13,054)	(4,616)	(61,109)
Other, net	(176,361)	34,820	(399,652)
Discontinued operations, net	202,792	60,563	77,222

Total adjustments	105,664	(97,102)	1,020,490

Net cash provided by operating activities	875,201	476,262	1,304,430

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	144,026	352,568	14,647
Proceeds from matured and called securities available for sale	1,740,411	1,806,844	1,554,813
Purchases of securities available for sale, net of acquisitions	(2,424,176)	(1,970,887)	(1,936,558)
Purchases of premises and equipment	(69,281)	(104,680)	(95,405)
Net increase in loans	(3,509,531)	(4,604,981)	(8,841,250)
Other, net	(34,187)	—	(5,031)
Discontinued operations, net	735,045	3,241	3,732

Net cash used in investing activities	(3,417,693)	(4,517,895)	(9,305,052)

Cash Flows from Financing Activities:
Net increase in deposits	1,901,426	829,509	3,369,578
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	432,398	547,675	(1,458,844)
Net increase in commercial paper and other borrowed funds	1,286,614	1,048,715	5,218,649
Capital contribution from BTMU	—	—	1,000,000
Common stock repurchased	(451,874)	(137,978)	(2,214)
Proceeds from issuance of long-term debt	693,742	749,250	2,276,000
Repayment of medium-term debt	(200,000)	(200,000)	—
Payments of cash dividends	(251,403)	(274,974)	(287,995)
Stock options exercised	69,786	37,915	170,887
Share-based compensation payouts as a result of privatization	—	—	(203,589)
Other, net	3,459	1,267	(1,853)
Discontinued operations, net	(930,529)	(20,170)	(96,591)

Net cash provided by financing activities	2,553,619	2,581,209	9,984,028

Net increase (decrease) in cash and cash equivalents	11,127	(1,460,424)	1,983,406
Cash and cash equivalents at beginning of year	3,969,873	3,981,435	2,521,633
Effect of exchange rate changes on cash and cash equivalents	435	622	(694)

Cash and cash equivalents at end of year	$3,981,435	$2,521,633	$4,504,345

Cash Paid During the Year For:
Interest	$769,265	$1,337,976	$938,895
Income taxes	225,977	305,803	236,931
Supplemental Schedule of Noncash Investing and Financing Activities:
Term borrowing—issued in current year, but settled after year end	$—	$—	$1,000,000
Loans transferred to foreclosed assets (OREO)	1,903	1,571	32,506

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008

Note 1—Summary of Significant Accounting Policies and Nature of Operations

  Introduction

        UnionBanCal Corporation is a financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. On December 18, 2008, the Bank changed its name from Union Bank of California, N.A. UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, and Washington, as well as nationally and internationally.

        On November 4, 2008, the Company became a privately held company (privatization transaction) pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among the Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU (Merger Sub) (the Merger Agreement). All of the Company's issued and outstanding shares of common stock are now owned by BTMU. Prior to the transaction, BTMU owned approximately 64 percent of the Company's outstanding shares of common stock.

        The Merger Agreement provided, among other things, for a cash tender offer by BTMU (the Offer) to purchase all of the publicly held outstanding shares of the Company's common stock at a price of $73.50 per share in cash (the Offer Price). The Offer expired on September 26, 2008, with purchase of the shares being effective on October 1, 2008. After the Offer, BTMU owned approximately 97 percent of the Company's outstanding common stock. On November 4, 2008, pursuant to the Merger Agreement, Merger Sub was merged with and into the Company (the Merger), the separate corporate existence of Merger Sub ceased and the Company continued as the surviving corporation in the Merger. All remaining publicly held shares of the Company's common stock issued and outstanding immediately prior to the closing of the Merger were converted into the right to receive the Offer Price.

        See Note 2 for additional information on the Company's privatization transaction.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

        Derivatives held or issued for trading or customer accommodation are carried at fair value, with realized and unrealized changes in fair values on contracts included in noninterest income in the period in which the changes occur. Unrealized gains and losses are reported gross and included in trading account assets and trading account liabilities, respectively. Cash flows are reported net as operating activities. The reserve for credit exposures and administrative costs related to derivative and foreign exchange contracts is presented as an offset to trading account assets. Changes in the reserves for those contracts offset trading gains and losses in noninterest income.

        Total unrealized losses on trading account securities totaled $0.2 million at December 31, 2008.

  Securities Available for Sale

        The Company's securities portfolio consists of debt and equity securities that are classified as securities available for sale.

        Debt securities and equity securities with readily determinable market values that are not classified as trading account assets are classified as securities available for sale and carried at fair value, with the unrealized

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholder's equity until realized.

        Interest income on debt securities includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities.

        The Company recognizes other-than-temporary impairment on its securities available for sale portfolio when it is probable that it will not recover its cost. A debt security is subject to quarterly impairment testing when its fair value is lower than its carrying value. The Company excludes from quarterly impairment testing debt securities that are backed by the full faith and credit of the U.S. government or where the likelihood of default is remote and purchased at a premium below 10 percent of par. Typical debt securities in the portfolio that are subject to testing for other-than-temporary impairment are collateralized loan obligations (CLOs), commercial mortgage conduits and equity securities. In calculating the level of other-than-temporary impairment, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic market conditions. Marketable equity securities are subject to testing for other-than-temporary impairment when there is a sustained decline in market price below the amount recorded for that investment. The Company considers the issuer's financial condition, capital strength, and near-term prospects in calculating an other-than-temporary impairment.

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

  Loans Held for Investment, Loans Held for Sale, and Certain Loans Acquired at a Discount

        Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees, related direct loan origination costs and fair value adjustments related to the Company's privatization. Except for loans originated between 2002 and 2004, deferred net fees and costs related to loans held for investment are recognized in interest income on an effective yield basis over the contractual loan term. The deferred net fees and costs for loans originated between 2002 and 2004 are recognized in interest income over the expected life of the loan, which is updated quarterly.

        Loans held for sale are carried at the lower of cost or fair value on an individual basis for commercial loans and on an aggregate basis for residential mortgage loans. Changes in value are recognized in other noninterest income. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Interest income is accrued principally on a simple interest basis.

        Loans purchased with evidence of credit quality deterioration since their origination are recorded at fair value with no allowance for loan losses. Interest income is recognized based on the excess of future expected cash flows over the purchase price versus contractual cash flows. Such loans are considered impaired when it is probable that the Company will be unable to collect the total expected future cash flows. At that time, the Company will establish an allowance for loan losses up to the amount expected at acquisition. An increase in cash flows previously expected is recorded as interest income over the life of the loan.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        Loans purchased without evidence of credit deterioration since origination are recorded at the present value of amounts to be received discounted at current interest rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities with the allowance for loan losses carried over. The difference between the recorded value and the par value of the loans is reflected in interest income over the life of the loan. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest.

        Interest accruals are continued for certain small business loans that are processed centrally, consumer loans, and one-to-four family residential mortgage loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Effective on January 1, 2009, consumer loans and one-to-four family residential loans will be placed on nonaccrual when these loans are delinquent 90 days or more. Interest accruals are also continued for loans that are both well-secured and in the process of collection. For this purpose, loans are considered well-secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

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

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

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

        The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for most commercial loans from a loss migration model and, for pooled loans, by using expected net charge offs. Pooled loans are homogeneous in nature and include consumer and residential mortgage loans, and certain small commercial loans. Estimated losses are based on a loss confirmation period, which is the estimated average period of time between a material adverse event affecting the creditworthiness of a borrower for non-criticized, risk-graded credits or through the remaining life of the loan for criticized, risk-graded credits, and the subsequent recognition of a loss.

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

        The allowance also incorporates the results of measuring impaired loans as provided in SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

SFAS No. 114, or methods that include a range of probable outcomes based upon certain qualitative factors. Impairment is recognized as a component of the existing allowance for loan losses.

  Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization, and fair value adjustments related to the Company's privatization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the estimated life of the improvement, whichever is shorter.

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

        Intangible assets that have finite lives, which include core deposit intangibles, customer relationships and trade name, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated period of benefit, which range from six to forty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Private Capital Investments

        Private capital investments include direct investments in private companies and indirect investments in private equity funds. These investments are initially valued at cost, with dividends received recognized in other noninterest income. Dividends received in excess of the investees earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are tested for other-than-temporary impairment on a quarterly basis if the carrying value exceeds fair value. Fair value is estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private capital investments are included in other assets and any other-than-temporary impairment is recognized in other noninterest income.

  Derivative Instruments Held for Purposes Other Than Trading

        The Company enters into a variety of derivative contracts as a means of reducing the Company's interest rate and foreign exchange exposures. At inception, these contracts are evaluated in order to determine if the instrument will be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship, is recognized in noninterest expense in the period in which it arises. All derivative instruments are valued at fair value and included in other assets or other liabilities. For qualifying fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent effective, is recognized in net interest income. For qualifying cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans and deposit liabilities are recognized in net interest income in the period in which the cash flow from the hedged item is recognized in earnings. The fair value of cash flow hedges related to forecasted transactions is recognized as an adjustment to the carrying value of the asset or liability in the period when the forecasted transaction occurs or in noninterest expense if the forecasted transaction no longer is expected to occur.

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

  Foreign Currency Translation

        Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency (i.e., the local currency) of each branch. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the period end spot foreign exchange rates. Revenues and expenses are

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

translated daily using end of day spot foreign exchange rates, with resulting gains or losses included in stockholder's equity, as a component of accumulated other comprehensive income (loss), on a net of tax basis.

  Income Taxes

        The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes, rather than amounts reported on the Company's income tax return. Interest income, interest expense and penalties pertaining to the settlement, or expected settlement, of prior years' tax issues are recognized in income tax expense. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws. Deferred tax assets are recognized when they meet a "more-likely-than-not" threshold. For tax positions that meet the more likely than not threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority is recognized.

  Allowance for Losses on Off-Balance Sheet Commitments

        The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loans, standby letters of credit and commercial lines of credit that are not for sale. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses and incorporates an assumption based upon historical information of likely utilization. See accounting policy "Allowance for Loan Losses." The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense.

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

        At December 31, 2007, the Company had two stock-based employee compensation plans, which were terminated subsequent to the Company's privatization transaction. For further discussion concerning the Company's stock-based employee compensation plans, see Note 16 to these consolidated financial

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

statements. Options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The value of the restricted stock awards issued under the plans and the value of that portion of outstanding option awards for which the requisite service was not rendered is being recognized ratably over the remaining service period as compensation expense.

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

  Treasury Stock

        Common stock repurchased is shown separately in the statement of changes in stockholder's equity at cost and shares repurchased are deducted from shares outstanding until retired. Gains and losses resulting from shares reissued are based on the average cost of shares repurchased. Gains and losses, up to the amount of gains previously recognized, are included in additional paid in capital. Losses in excess of the gains previously recognized reduce retained earnings. As a result of becoming a privately held company on November 4, 2008, the Company cancelled all of its treasury stock.

  Recently Issued Accounting Pronouncements

  Accounting for Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy ranks the quality and reliability of information used to determine fair values with the highest priority given to quoted prices in active markets and the lowest priority given to model values that include inputs based on unobservable data. The Statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The Statement was effective January 1, 2008. However, on February 12, 2008, the FASB issued Staff Position (FSP) FAS 157-2, "Effective Date of FASB Statement 157," which allows companies to delay for one year the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The Company has elected to delay the effective date of the Statement for its nonfinancial assets and liabilities, including goodwill and intangible assets. Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities measured and reported at fair value. At adoption, there was no impact on the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Company's financial position or results of operations. For detailed information on the Company's fair value measurements, see Note 18 to these condensed consolidated financial statements.

  Accounting for Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires a company that sponsors a defined benefit pension plan or other postretirement benefit plan to recognize the funded status of the benefit plan as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation. It requires immediate recognition of previously unrecognized prior service costs and credits, unrecognized net actuarial gains or losses, and any unrecognized transition obligation or asset as components of other comprehensive income. The Statement was effective for the year ended December 31, 2006. At adoption, the Company's stockholder's equity was reduced by $161 million, net of tax. Disclosures required under this statement are contained in Note 9 to these consolidated financial statements.

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

  Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

        In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." The EITF requires that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in-capital. Prior to the issuance of this EITF, the Company recorded this tax benefit as a reduction to income tax expense. The EITF was effective for all tax benefits on dividends declared by the Company after January 1, 2008, with early application permitted as of the beginning of the fiscal year. At adoption, there was no impact on the Company's financial position or results of operations. As a

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

result of the Company becoming a privately held company on November 4, 2008 and the elimination of share-based payment awards, there is no future impact on the Company's financial position or results of operations.

  Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. The Statement requires that all business combinations be accounted for under the "acquisition method." The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement is effective January 1, 2009. Management believes that adopting this statement will not have an impact on the Company's financial position or results of operations. However, management is currently evaluating the impact this Statement may have on the Company's financial position and results of operations related to future acquisitions.

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

  The Hierarchy of Generally Accepted Accounting Principles

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The Statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with US GAAP. The Statement was effective November 15, 2008. At adoption, there was no impact on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Disclosures about Credit Derivatives and Certain Guarantees

        In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (FIN) 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." The FSP requires sellers of credit derivatives to provide expanded disclosures about the nature of their credit derivatives, the maximum potential amount of future payments and the fair value of credit derivatives at the financial statement date. The FIN requires guarantors to disclose the current status of the payment/performance risk of all guarantees. The Statement, which applies only to disclosures, was effective December 31, 2008. Guarantor disclosures required under this statement are contained in Note 24 to these consolidated financial statements.

  Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP was effective upon issuance and includes financial statements for the period ended and as of September 30, 2008. The clarifying guidance provided by FSP FAS 157-3 did not result in a change to the Company's application of SFAS No. 157 and did not impact the Company's financial position or results of operations.

  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." The FSP requires companies to provide expanded disclosures about the transfers of financial assets and involvement with variable interest entities (VIEs). The disclosures include information about a company's continuing involvement with transferred financial assets and VIEs, details regarding financial or other support provided and the methodology used to determine VIE consolidation. The Statement, which applies only to disclosures, is effective December 31, 2008. Because the Company has no significant variable interests in VIEs and does not sponsor VIEs, there was no impact on the Company's financial statement disclosures.

  Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" which expands the disclosure requirements related to an employer's defined benefit pension or other postretirement plan set forth in FAS No. 132 (R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FSP requires additional disclosure information including how a company makes investment allocation decisions, the fair value of each major category of plan assets and the nature and amount of concentration risk within or across those plan asset categories. Additionally, the FSP requires

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

disclosures about the valuation of plan assets similar to those required in SFAS No. 157, "Fair Value Measurements", including the level within the fair value hierarchy in which fair value measurements of plan assets fall and information about the inputs and valuation techniques used to measure the fair value of plan assets. The Statement, which applies only to disclosures, is effective December 31, 2009.

  Amendments to the Impairment Guidance of EITF Issue No. 99-20

        In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." The FSP amends the other-than-temporary impairment guidance related to beneficial interests in securitized financial assets to align the guidance with the impairment guidance within SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in determining whether an other-than-temporary impairment has occurred. The FSP eliminates the requirement to consider an estimate of cash flows that a market participant would use in determining the fair value of the beneficial interest and allows management judgment in assessing the probability of an adverse change in estimated cash flows in determining an other-than-temporary impairment. This FSP was effective December 31, 2008. At adoption, there was no impact on the Company's financial position or results of operations.

Note 2—Privatization

        The privatization transaction was accounted for as a business combination as prescribed by Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and the purchase price was pushed down to the Company's consolidated financial statements in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 54, "Application of Push Down Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase." Accordingly, the purchase price paid by BTMU plus related purchase accounting adjustments have been reflected on the Company's consolidated balance sheet as of October 1, 2008. This has resulted in a new basis of accounting which reflects an adjustment for the estimated fair value of the Company's assets and liabilities. On October 1, 2008, BTMU owned approximately 97 percent of the Company's common stock and acquired the remaining 3 percent on November 4, 2008. The difference in the fair value between these dates was deemed to be immaterial. Accordingly, the Company recorded all fair value adjustments on October 1, 2008.

        The fair value adjustment of the Company's assets and liabilities was required to reflect only the proportionate incremental percentage of shares acquired by BTMU in the privatization transaction, which was 35.58 percent. Therefore, the historical book value of the Company's tangible assets and liabilities plus 35.58 percent of the differential between the fair value and the book value of such assets and liabilities as of October 1, 2008 was reflected on the Company's consolidated balance sheet.

        In addition, certain new identifiable intangible assets, such as customer relationships, customer deposit intangibles (CDI) and trade name, have been recorded at 35.58 percent of their estimated fair value at October 1, 2008. After all of the fair value adjustments to the Company's assets and liabilities were assigned, the remainder of the purchase price was recorded as goodwill. None of the fair value adjustments are deductible for tax purposes. However, purchase accounting allows for the establishment of deferred tax liabilities on intangibles (other than goodwill), which will be reflected as a tax benefit on the Company's future consolidated statements of income in proportion to and over the amortization period of the related intangible asset. The fair value adjustments are subject to revision for up to one year after the close of the privatization transaction in the event that better estimates are developed based on additional information.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 2—Privatization (Continued)

        Goodwill previously recorded by BTMU, which totaled $335 million, has been pushed down to the Company's consolidated balance sheet as part of the privatization transaction. In addition, CDI totaling $92 million and a fair value adjustment to loans of negative $15 million, which were previously recorded by BTMU, have also been pushed down to the Company's consolidated balance sheet.

        The following table summarizes the purchase price and the computation of goodwill as of October 1, 2008:

(Dollars in millions, except per share amount)
Shares purchased by BTMU	49,904,762
Offer price	$73.50
Purchase price	3,668
Capitalized acquisition costs	15

Total	$3,683
Stockholder's equity as of September 30, 2008	$4,693
Minority interest ratio	35.58%
Minority interest as of September 30, 2008	1,670
Other adjustment	8

Minority interest acquired by BTMU	1,678

Goodwill	2,005
Fair value adjustments	(326)
Goodwill pushed-down from BTMU	335

Total goodwill recorded	$2,014

        The following table summarizes the allocation of goodwill by reportable operating segment as of October 1, 2008:

(Dollars in millions)
Retail Banking	$946
Wholesale Banking	1,068

Total	$2,014

        Management estimated the fair value of its assets and liabilities as of October 1, 2008. Among the balances adjusted were identifiable assets related to loans, leases and premises and equipment, and liabilities related to debt.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 2—Privatization (Continued)

        The following table summarizes the adjusted balance sheet as of October 1, 2008:

(Dollars in millions)
Assets
Total cash and cash equivalents	$2,464
Trading account assets	729
Securities available for sale	8,295
Loans (net of allowance for loan losses)	47,437
Due from customers on acceptances	22
Premises and equipment, net	657
Intangible assets	756
Goodwill	2,369
Other assets	2,528
Assets of discontinued operations to be disposed or sold	5

Total assets	$65,262

Liabilities
Total deposits	$42,356
Federal funds purchased and securities sold under repurchase agreements	1,760
Commercial paper	1,660
Other borrowed funds	6,719
Trading account liabilities	507
Acceptances outstanding	22
Other liabilities	1,319
Medium- and long-term debt	3,803
Junior subordinated debt payable to subsidiary grantor trust	14
Liabilities of discontinued operations to be extinguished or assumed	22

Total liabilities	58,182
Total stockholder's equity	7,080

Total liabilities and stockholder's equity	$65,262

        The Company assigned amounts to intangible assets at October 1, 2008 as follows:

(Dollars in millions)	Fair Value at October 1, 2008	Life (years)
Core deposit intangibles	$484	10
Customer relationships	57	22
Trade name	109	40
Other	10	7

Total	$660

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 2—Privatization (Continued)

        The amortization (accretion) of the fair value adjustments by category for 2008 were $42 million for intangibles, ($2) million for premises and equipment, ($14) million for loans, $4 million for cash flow hedges and $1 million for debt.

        In 2008, the Company recorded expenses for the privatization transaction as follows:

(Dollars in thousands)	For the year ended December 31, 2008
Salaries and employee benefits(1)	$65,047
Professional services	22,029
Other	3,429

Total	$90,505

(1)
Includes $47.3 million for the acceleration of stock compensation and $17.7 million for the amortization of the bridge award compensation.

        As part of the Merger Agreement, all outstanding stock options, performance share units, restricted stock units and stock units were cancelled and settled or will be settled in cash, and all unvested restricted stock awards vested. The unamortized expense for stock options, performance share units and restricted stock units was accelerated. The amounts that were settled or will be settled for stock options, performance share units, restricted stock units and stock units were recorded as a reduction to additional paid-in capital of $203.6 million. The acceleration and vesting of these awards resulted in stock-based compensation expense of $47.3 million in 2008.

        Additionally, as part of the Merger Agreement, certain officers and other employees of the Company were granted bridge compensation awards, which vest over the interim period during which no long-term incentive compensation awards are in place up to April 2011. The total amount awarded was $71.8 million, and $17.7 million was amortized and recorded as compensation expense in 2008.

Note 3—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 3—Securities (Continued)

Securities Available For Sale

	2006	2007				2008
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$59,874	$1,008	$—	$—	$1,008	$—	$—	$—	$—
Other U.S. government	744,197	704,391	8,362	645	712,108	761,000	17,988	—	778,988
Mortgage-backed securities	5,645,011	5,733,837	34,746	46,604	5,721,979	6,010,860	87,803	136,630	5,962,033
State and municipal	61,966	53,694	3,118	56	56,756	52,749	2,185	87	54,847
Asset-backed and debt securities	2,219,681	2,157,455	3,942	212,542	1,948,855	1,837,287	48,921	597,310	1,288,898
Equity securities	24,172	12,557	504	—	13,061	109,919	126	355	109,690
Foreign securities	1,321	1,393	—	—	1,393	82	—	—	82

Total securities available for sale	$8,756,222	$8,664,335	$50,672	$259,847	$8,455,160	$8,771,897	$157,023	$734,382	$8,194,538

(1)
Amortized cost has been updated to reflect fair value adjustments as a result of the Company's privatization. Refer to Note 2 to these consolidated financial statements for further detail.

        For the years ended December 31, 2006, 2007 and 2008, interest income included $3.1 million, $2.9 million and $5.9 million, respectively, from non-taxable securities.

        The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

	Securities Available for Sale(1)
	December 31, 2008
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$289,858	$293,283
Due after one year through five years	750,349	762,390
Due after five years through ten years	2,647,117	2,356,554
Due after ten years	4,974,654	4,672,621
Equity securities(2)	109,919	109,690

Total securities	$8,771,897	$8,194,538

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 3—Securities (Continued)

        In 2006, proceeds from sales of securities available for sale were $144 million with gross realized gains of $2.9 million and gross realized losses of $0.7 million. The loss of $0.7 million in 2006 resulted from the recognition of an other-than-temporary impairment. In 2007, proceeds from sales of securities available for sale were $353 million with gross realized gains of $1.6 million and no gross unrealized losses. In 2008, proceeds from sales of securities available for sale were $15 million with gross realized gains of $74 thousand and $30 thousand of gross realized losses.

Analysis of Unrealized Losses on Securities Available for Sale

        At December 31, 2007 and 2008, the Company's securities available for sale, shown below, were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

	December 31, 2007
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. Treasury	$1,008	$—	1	$—	$—	—	$1,008	$—	1
Other U.S. government	—	—	—	103,355	645	4	103,355	645	4
Mortgage-backed securities	84,878	615	7	2,919,654	45,989	246	3,004,532	46,604	253
State and municipal	—	—	—	9,832	56	36	9,832	56	36
Asset-backed and debt securities	1,624,623	194,963	218	283,706	17,579	29	1,908,329	212,542	247

Total securities available for sale	$1,710,509	$195,578	226	$3,316,547	$64,269	315	$5,027,056	$259,847	541

	December 31, 2008
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
Other U.S. government	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	519,865	54,567	35	791,135	82,063	93	1,311,000	136,630	128
State and municipal	3,242	74	5	1,669	13	7	4,911	87	12
Asset-backed and debt securities	38,221	9,261	3	1,088,480	588,049	218	1,126,701	597,310	221
Equity securities	5,085	355	3	—	—	—	5,085	355	3

Total securities available for sale	$566,413	$64,257	46	$1,881,284	$670,125	318	$2,447,697	$734,382	364

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
December 31, 2006, 2007 and 2008 (Continued)

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

  Mortgage-Backed Securities

        Our mortgage-backed securities consist primarily of agency mortgage securities guaranteed by a GSE such as Fannie Mae or Freddie Mac and relatively small amounts of AAA-rated private label mortgage securities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. All of the unrealized losses on the Agency mortgage-backed securities resulted from rising interest rates subsequent to purchase and in the case of private label mortgage securities, additional credit spread widening since purchase. The credit quality of these securities are monitored and an evaluation is performed, if warranted, to determine whether an other-than-temporary impairment exists. The securities are subject to the provisions of SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," and any purchased premiums in excess of the par amount are evaluated for recoverability on a quarterly basis. Any adjustments resulting from that evaluation are recorded in interest income. Unrealized losses, beyond the purchased premium, will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity. Since the securities do not have observable credit quality issues and the Company has the ability and intent to hold the mortgage-backed securities until recovery of the par amount, which could be maturity, the unrealized loss is considered temporary.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The majority of the unrealized losses on the state and municipal securities resulted from rising interest rates subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Since the Company has the ability and intent to hold the state and municipal securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities consist of credit card receivable securities and collateralized loan obligations (CLOs). Certain of these CLOs are highly illiquid for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 3—Securities (Continued)

other-than-temporary impairment, which is performed quarterly on lower rated securities. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. The fair value of the CLO portfolio was adversely impacted in 2007 by the liquidity crisis caused by the subprime loan industry and in 2008 by the overall financial market crisis. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. Since the securities do not have observable credit quality issues and the Company has the ability and intent to hold the asset-backed and debt securities until recovery of the carrying value, which could be maturity, the unrealized loss is considered temporary.

  Collateral

        The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. These securities have been separately identified. If the secured party cannot resell or repledge the securities of the Company, those securities are not separately identified. As of December 31, 2007 and 2008, the Company had collateral pledged for borrowings and to secure public and trust department deposits and for other purposes as required or permitted by law of $4.3 billion and $5.9 billion, respectively. These secured parties are not permitted to resell or repledge those securities.

        At December 31, 2007 and 2008, the Company had not accepted any securities as collateral that it is permitted by contract to sell or repledge.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 4—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and fees (costs) of ($15) million and $14 million, at December 31, 2007 and 2008, respectively, is as follows:

	December 31,
(Dollars in thousands)	2007	2008(1)
Commercial, financial and industrial(2)	$14,563,477	$18,469,023
Construction	2,406,729	2,744,062
Mortgage:
Residential	13,827,241	15,880,835
Commercial	7,021,299	8,186,388

Total mortgage	20,848,540	24,067,223
Consumer:
Installment	1,327,348	2,201,602
Revolving lines of credit	1,334,132	1,435,494

Total consumer	2,661,480	3,637,096
Lease financing	654,467	645,765

Total loans held for investment	41,134,693	49,563,169
Total loans held for sale	69,495	22,381

Total loans	41,204,188	49,585,550
Allowance for loan losses	402,726	737,767

Loans, net	$40,801,462	$48,847,783

(1)
Loans and allowances for loans losses has been updated to reflect fair value adjustments as a result of the Company's privatization. Refer to Note 2 to these consolidated financial statements for further detail.

(2)
Included in commercial, financial and industrial loans at December 31, 2007 and 2008 were overdrafts from various deposit accounts of $125.8 million and $68.6 million, respectively.

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Balance, beginning of year	$351,532	$331,077	$402,726
Loans charged off	40,655	18,604	177,282
Recoveries of loans previously charged off	25,207	8,489	7,321

Total net loans charged off	15,448	10,115	169,961
(Reversal of) provision for allowance for loan losses	(5,000)	81,000	515,000
Privatization—adjustment for impaired loans	—	—	(8,417)
Foreign translation adjustment	(7)	764	(1,581)

Ending balance of allowance for loan losses	331,077	402,726	737,767
Allowance for off-balance sheet commitment losses	81,374	90,374	125,374

Allowances for credit losses balance, end of year	$412,451	$493,100	$863,141

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

        Nonaccrual loans totaled $56 million and $415 million at December 31, 2007 and 2008, respectively. There were no troubled debt restructured loans (TDRs) at December 31, 2007 and $1 million at December 31, 2008. Loans 90 days past due and still accruing totaled $20.1 million and $70.7 million at December 31, 2007 and 2008, respectively.

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

        The following table sets forth information about the Company's impaired loans.

	December 31,
(Dollars in thousands)	2006	2007	2008
Impaired loans with an allowance	$26,739	$55,522	$410,494
Impaired loans without an allowance(1)	—	208	5,807

Total impaired loans(2)	$26,739	$55,730	$416,301

Allowance for impaired loans	$2,975	$11,250	$106,835
Average balance of impaired loans during the year	$26,833	$40,460	$262,722
Interest income recognized during the year on nonaccrual loans at December 31(3)	$3,636	$3,912	$4,315

(1)
These loans do not require an allowance for credit losses under SFAS No. 114 since the fair values of the impaired loans equal or exceed the recorded investments in the loans. Included in this category was $1 million of TDRs at December 31, 2008.

(2)
Total impaired loans were evaluated for impairment using three measurement methods as follows: $6 million, $41 million and $324 million were evaluated using the present value of the expected future cash flows at December 31, 2006, 2007 and 2008, respectively; $11 million, $0 million and $3 million were evaluated using the fair value of the collateral at December 31, 2006, 2007 and 2008, respectively; and $10 million, $15 million and $89 million were evaluated using historical loss factors at December 31, 2006, 2007 and 2008, respectively.

(3)
Reflects both interest income recognized on an accrual basis and on a cash basis.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

  Related Party Loans

        In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. Such loans are recorded in loans on the consolidated balance sheet. At December 31, 2008, related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at anytime during the year totaled $17 million. The comparable figure at December 31, 2007 totaled $13 million. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2007 and 2008, there were no loans to related parties that were charged off. Additionally, at December 31, 2007 and 2008, there were no loans to related parties that were nonperforming.

        During 2007 and 2008, the Company extended credit to BTMU, in the form of overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2007 and 2008.

Note 5—Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill, which is reported on a continuing operations basis, during 2006, 2007 and 2008, are shown in the table below.

        As part of the Company's privatization transaction, $2.0 billion of goodwill was recorded on October 1, 2008. For further information, see Note 2 to these consolidated financial statements.

(Dollars in thousands)	2006	2007	2008
Goodwill, beginning of year	$360,584	$360,058	$355,287
Adjustment for contingent consideration	(526)	—	—
Adjustment of goodwill related to RRB sale	—	(4,771)	—
Goodwill related to privatization transaction	—	—	2,014,039

Goodwill, end of year	$360,058	$355,287	$2,369,326

        The Company's annual impairment testing for 2006 and 2007 resulted in no impairment of goodwill. However, in 2008, as a result of softening in the insurance market and declining fair value, the Company performed a goodwill impairment test as of March 31, 2008 on its Insurance Brokerage Business (IBB), which was sold in June 2008. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," the Company determined that the carrying value of the net assets, including related goodwill, was greater than the fair value of the insurance brokerage business, which was based on indicative prices for insurance agencies. Consequently, the Company recorded an $18.7 million goodwill impairment charge. As part of the sale of the IBB in June 2008, the Company eliminated $74.7 million in goodwill. The goodwill impairment charge and elimination of goodwill of the IBB was reported within the discontinued operations results. In 2007, the Company eliminated $4.8 million in goodwill related to its retirement recordkeeping business (RRB) discontinued operations. For additional information on the Company's sale of its IBB and RRB, see Note 23 to these consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization on a continuing operations basis at December 31, 2007 and 2008. The identifiable intangible assets related to the RRB and the IBB discontinued operations have been excluded from this table.

        As part of the privatization transaction, the Company recorded $752 million of intangible assets (CDI of $576 million, trade name of $109 million, customer relationships of $57 million and other of $10 million) on October 1, 2008. For further information, see Note 2 to these consolidated financial statements.

	December 31, 2007			December 31, 2008
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Core deposit intangibles	$51,698	$(45,240)	$6,458	$619,398	(1)	$(79,585	)(1)	$539,813
Trade name	—	—	—	108,733		(683)		108,050
Customer relationships	—	—	—	53,761		(1,323)		52,438
Other	—	—	—	9,555		—		9,555

Subtotal—intangibles with a definite useful life	$51,698	$(45,240)	$6,458	$791,447		$(81,591)		$709,856

Other intangibles with an indefinite useful life	—	—	—	3,629		—		3,629

Total intangibles	$51,698	$(45,240)	$6,458	$795,076		$(81,591)		$713,485

(1)
Upon the full amortization of the core deposit intangibles, the 2007 carrying amount and accumulated amortization of $8.6 million were eliminated.

        Total amortization expense on a continuing operations basis for 2006, 2007 and 2008 was $7.9 million, $4.5 million and $44.9 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

        Estimated future amortization expense on a continuing operations basis at December 31, 2008 is as follows.

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total identifiable intangible assets
Years ending December 31,:
2009	$153,457	$2,747	$4,208	$1,743	$162,155
2010	114,029	2,747	4,246	1,418	122,440
2011	88,016	2,747	3,968	1,418	96,149
2012	69,259	2,747	3,679	1,418	77,103
2013	44,743	2,747	3,436	1,418	52,344
Thereafter	70,309	94,315	32,901	2,140	199,665

Total estimated amortization expense	$539,813	$108,050	$52,438	$9,555	$709,856

Note 6—Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Software in development is included in other assets. As of December 31, 2007 and 2008, the amounts were as follows:

	December 31,
	2007			2008
(Dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost (1)	Accumulated Depreciation and Amortization	Net Book Value (1)
Land	$64,192	$—	$64,192	$133,965	$—	$133,965
Premises	506,880	264,681	242,199	601,088	276,476	324,612
Leasehold improvements	227,653	156,709	70,944	267,739	173,277	94,462
Furniture, fixtures and equipment	615,514	506,815	108,699	656,813	529,848	126,965

Total	$1,414,239	$928,205	$486,034	$1,659,605	$979,601	$680,004

(1)
Cost has been updated to reflect fair value adjustments as a result of the Company's privatization. Please see Note 2 to these consolidated financial statements for further detail.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 6—Premises and Equipment (Continued)

        Rental, depreciation and amortization expenses were as follows:

	Years ended December 31,
(Dollars in thousands)	2006	2007	2008
Rental expense of premises	$51,150	$54,534	$59,055
Less: rental income	11,642	10,367	11,415

Net rental expense	$39,508	$44,167	$47,640

Other net rental expense, primarily for equipment	$253	$406	$414

Depreciation and amortization of premises and equipment	$88,214	$83,921	$88,221

        Future minimum lease payments at December 31, 2008 are as follows:

(Dollars in thousands)
Years ending December 31,
2009	$60,687
2010	60,952
2011	54,096
2012	50,685
2013	47,268
Thereafter	240,628

Total minimum operating lease payments	$514,316

Minimum rental income due in the future under subleases	$2,035

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

        At December 31, 2007 and 2008, the Company had recorded a liability of $4.1 million and $4.3 million, respectively, for asset retirement obligations related to both continuing and discontinued operations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated. Additional obligations for hazardous material disposal and premise restoration related to continuing operations are not estimable due to the uncertainty of disposal or lease termination dates.

Note 7—Other Assets

  Cost Basis

        The Company invests in private capital funds either directly in privately held companies or indirectly through private equity funds. These investments are carried at cost. The investments' fair value is estimated quarterly based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a forecasted recovery is beyond a reasonable period of time, an other-than-temporary impairment is recorded. At

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 7—Other Assets (Continued)

December 31, 2007 and 2008, private capital investments had a carrying value of $137.4 million and $153.1 million, respectively.

        The Company records foreclosed assets at the lower of cost or fair value, less selling expenses. At December 31, 2007 and 2008, the value of foreclosed assets was $0.8 million and $20.2 million, respectively.

  Other Investments

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. These low-income housing credit (LIHC) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying value is amortized over the period of available tax credits and tax benefits. At December 31, 2007 and 2008, unguaranteed LIHC investments were carried at the amortized cost of $257.2 million and $329.0 million, respectively.

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. These investments are accounted for under the effective yield method. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. At December 31, 2007 and 2008, the guaranteed LIHC investments were carried at the amortized cost of $225.3 million and $219.9 million, respectively.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for the Company's share of partnership net income and distributions received. These investments are tested annually for impairment, based on projected operating results and expected realizability of tax credits. At December 31, 2007 and 2008, the carrying value of renewable energy investments was $134.1 million and $165.7 million, respectively.

Note 8—Deposits

        At December 31, 2008, the Company had $314.1 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $59.5 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in thousands)	December 31, 2008
Due after one year through two years	$141,748
Due after two years through three years	44,826
Due after three years through four years	34,928
Due after four years through five years	90,408
Due after five years	2,161

Total	$314,071

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits

        The following information includes both continuing and discontinued operations.

  Retirement Plan

        The Company maintains the Union Bank Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for this Plan after one year of service and become fully vested after five years of service. The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

  Other Postretirement Benefits

  General

        The Company maintains the Union Bank Employee Health Benefit Plan, which is a qualified plan and in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as "other benefits." The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on age and length of service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

        The following table sets forth the fair value of the assets in the Company's defined benefit pension plan and other postretirement benefit plan as of December 31, 2007 and 2008.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2007	2008	2007	2008
Change in plan assets
Fair value of plan assets, beginning of year	$1,595,096	$1,744,500	$164,810	$173,603
Actual return on plan assets	138,894	(356,352)	10,512	(32,538)
Fair value adjustment amount related to the Company's privatization	—	(133,803)	—	(13,480)
Employer contributions	50,000	—	9,540	8,831
Plan participants' contributions	—	—	2,934	4,239
Benefits paid	(39,490)	(45,054)	(14,193)	(15,603)

Fair value of plan assets, end of year	$1,744,500	$1,209,291	$173,603	$125,052

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        The following table provides the Company's actual period-end asset allocation by asset category for the Pension Plan and Other Benefits Plan. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	Pension Plan			Other Benefits Plan
	December 31,			December 31,
Asset Category	2006	2007	2008	2006	2007	2008
Domestic equity securities	47%	46%	44%	38%	38%	39%
International equity securities	21	20	20	17	16	15
Fixed income debt securities	27	29	27	22	24	23
Insurance contracts	—	—	—	23	22	23
Real estate	5	5	9	—	—	—

Total	100%	100%	100%	100%	100%	100%

        The investment objective for the Company's Pension Plan and Other Benefits Plan is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The asset allocation strategy favors equities, with a target allocation of 65 percent in equity securities, 25 percent in debt securities and 10 percent in real estate investments. Additionally, the Health Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

        The Company periodically reconsiders the appropriate strategic asset allocation and the expected long-term rate of return for plan assets. Management evaluates the investment return volatility of different asset classes and compares the liability structure of the Company's plan to those of other companies, while considering the Company's funding policy to maintain a funded status sufficient to meet participants' benefit obligations, and reducing long-term funding requirements and pension costs. Based on this information, the Company updates its asset allocation strategy and target investment allocation percentages for the assets of the plan, as well as adopts an expected long-term rate of return.

        The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2007 and 2008. In addition, the table sets forth the over/(under) funded

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

status recognized under SFAS No. 158 at December 31, 2007 and 2008. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits Years Ended December 31,		Other Benefits Years Ended December 31,
(Dollars in thousands)	2007	2008	2007	2008
Accumulated benefit obligation	$1,156,309	$1,291,710

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,197,110	$1,305,848	$181,895	$200,060
Service cost	50,234	50,166	8,128	7,941
Interest cost	71,191	78,085	11,004	11,391
Plan participants' contributions	—	—	2,934	4,239
Fair value adjustment amount related to the Company's privatization	—	(73,374)	—	(7,823)
Actuarial loss (gain)	26,803	138,672	9,672	17,798
Medicare part D employer subsidy payments	—	—	620	687
Benefits paid	(39,490)	(45,054)	(14,193)	(15,603)

Projected benefit obligation, end of year	$1,305,848	$1,454,343	$200,060	$218,690

Fair value of plan assets, end of year	1,744,500	1,209,291	173,603	125,052

Over/(under) funded status	$438,652	$(245,052)	$(26,457)	$(93,638)

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

(Dollars in thousands)	Before application of SFAS No. 158	Effect of Adjustment Increase/(Decrease)	After application of SFAS No. 158
Other assets	$2,392,612	$(243,658)	$2,148,954

Total assets	$52,863,234	$(243,658)	$52,619,576

Other liabilities	$1,627,636	$(82,471)	$1,545,165

Total liabilities	$48,130,646	$(82,471)	$48,048,175

Accumulated other comprehensive loss	$(98,187)	$(161,187)	$(259,374)

Total stockholder's equity	$4,732,588	$(161,187)	$4,571,401

        The following table illustrates the changes that would have been disclosed in accumulated other comprehensive loss, before any income tax effect, if the recognition requirements of SFAS No. 158 had been applied throughout the year ended December 31, 2006, as well as the changes that were reflected in

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

accumulated other comprehensive income during 2007 and 2008. Pension benefits do not include the ESBPs.

(Dollars in thousands)	Pension Benefits		Other Benefits
Amounts Recognized in Other Comprehensive Loss	Net Actuarial (Gain)/Loss	Prior Service Costs	Transition Assets	Net Actuarial (Gain)/Loss	Prior Service Costs
Balance, December 31, 2005	$383,701	$1,323	$14,244	$51,586	$(1,057)
Arising during the year	(148,178)	—	—	(979)	—
Recognized in net income during the year	(32,361)	(1,067)	(2,034)	(4,242)	96

Balance, December 31, 2006	203,162	256	12,210	46,365	(961)
Arising during the year	14,254	—	—	12,782	—
Recognized in net income during the year	(16,009)	(256)	(2,035)	(3,774)	96

Balance, December 31, 2007	201,407	—	10,175	55,373	(865)
Arising during the year	628,761	—	—	63,660	—
Fair value adjustment amount related to the Company's privatization	(69,012)	—	(3,077)	(16,533)	282
Recognized in net income during the year	(9,049)	—	(1,854)	(2,971)	88

Balance, December 31, 2008	$752,107	$—	$5,244	$99,529	$(495)

        At December 31, 2007 and 2008, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2007
(Dollars in thousands)	Pension Benefits			Other Benefits
	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$10,175	$3,892	$6,283
Net actuarial loss	201,407	77,038	124,369	55,373	21,180	34,193
Prior service costs (credits)	—	—	—	(865)	(331)	(534)

Pension and other benefits adjustment	201,407	77,038	124,369	64,683	24,741	39,942

Executive Supplemental Benefits Plans
Net actuarial loss	22,393	8,565	13,828	—	—	—
Prior service costs (credits)	202	77	125	—	—	—

Executive supplemental benefits plans adjustment	22,595	8,643	13,952	—	—	—

Pension and other benefits adjustment	$224,002	$85,681	$138,321	$64,683	$24,741	$39,942

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2008
(Dollars in thousands)	Pension Benefits			Other Benefits
	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$5,244	$1,986	$3,258
Net actuarial loss	752,107	296,219	455,888	99,529	38,702	60,827
Prior service costs (credits)	—	—	—	(495)	(188)	(307)

Pension and other benefits adjustment	752,107	296,219	455,888	104,278	40,500	63,778

Executive Supplemental Benefits Plans
Net actuarial loss	18,975	7,305	11,670	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	18,975	7,305	11,670	—	—	—

Pension and other benefits adjustment	$771,082	$303,524	$467,558	$104,278	$40,500	$63,778

        The Company expects to make cash contributions of $13 million to the Other Benefits Plan for postretirement benefits and $100 million to the Pension Plan in 2009.

  Estimated Future Benefit Payments and Subsidies

        The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in thousands)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
Years ending December 31,
2009	$47,417	$13,068	$859
2010	51,328	13,932	925
2011	56,137	14,779	991
2012	61,973	15,347	1,061
2013	68,275	16,012	1,125
Years 2014-2018	446,154	88,655	6,541

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        The following tables summarize the assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2007	2008	2007	2008
Discount rate in determining net periodic benefit cost(1)	6.00%	6.00%	6.00%	6.00%
Discount rate in determining benefit obligations
at year end	6.00	5.75	6.00	5.75
Rate of increase in future compensation levels for
determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for
determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	8.25	8.00	8.25	8.00

(1)
The discount rate of 7.25 percent was used for fair value adjustments related to the Company's privatization as of October 1, 2008.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2006	2007	2008
Components of net periodic benefit cost
Service cost	$54,007	$50,234	$50,173	$7,227	$8,127	$7,941
Interest cost	65,147	71,191	78,085	9,198	11,004	11,391
Expected return on plan assets	(113,439)	(126,344)	(133,737)	(11,625)	(13,912)	(13,271)
Amortization of prior service cost (credits)	1,067	256	—	(96)	(96)	(88)
Amortization of transition amount	—	—	—	2,034	2,035	1,854
Recognized net actuarial loss	32,361	16,009	9,049	4,242	3,774	2,925

Total net periodic benefit cost	$39,143	$11,346	$3,570	$10,980	$10,932	$10,752

        At December 31, 2007 and 2008, the following amounts were forecasted to be recognized in 2008 and 2009 net periodic benefit costs. This table does not include the ESBPs.

	Years ended December 31,
	2008		2009
(Dollars in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Transition liability	$—	$2,035	$—	$1,311
Net actuarial loss	10,549	3,912	12,218	8,612
Prior service costs (credits)	—	(96)	—	(62)

Amounts to be reclassified from accumulated other comprehensive loss	$10,549	$5,851	$12,218	$9,861

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years ended December 31,
	2006	2007	2008
Healthcare cost trend rate assumed for next year	8.06%	9.36%	9.36%
Rate to which cost trend rate is assumed to
decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2013	2014

        The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.

(Dollars in thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$2,790	$(2,309)
Effect on postretirement benefit obligation	23,586	(20,047)

  Executive Supplemental Benefit Plans

        The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $62 million and $67 million at December 31, 2007 and 2008, respectively. The Company's expense relating to the ESBPs for the periods ended December 31, 2006, 2007 and 2008, was $6.4 million, $6.6 million and $6.1 million, respectively. These plans did not have any intangible assets as of December 31, 2006, 2007 and 2008.

  Section 401(k) Savings Plans

        The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon on the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $20 million, $20 million and $20 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Note 10—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 10—Other Noninterest Income and Noninterest Expense (Continued)

Other Noninterest Income

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Private capital and other investment income	$29,432	$58,583	$41,208
Standby letters of credit fees	24,295	21,914	25,407
Trade related commission and fees	9,236	7,968	8,027
Gains on sale of nonmortgage loans, net	313	531	460
Other	63,198	66,949	54,770

Total other noninterest income	$126,474	$155,945	$129,872

Other Noninterest Expense

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Advertising and public relations	$42,793	$40,690	$51,144
Intangible asset amortization	7,866	4,501	44,935
Low income housing credit investment amortization	21,330	28,496	40,577
Data processing	31,040	33,052	32,090
Travel	17,275	19,385	23,982
Regulatory agencies	10,477	10,691	23,971
Printing and office supplies	17,197	15,983	19,033
Other	51,571	59,518	92,888

Total other noninterest expense	$199,549	$212,316	$328,620

Note 11—Income Taxes

        The following table is an analysis of the effective tax rate on continuing operations.

	Years Ended December 31,
	2006	2007	2008
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	2	4	7
California state tax refund, net of federal and state tax expense	(7)	—	—
Tax credits	(3)	(5)	(14)
FIN No. 48 unrecognized tax benefits	—	—	4
Other	(1)	—	(1)

Effective tax rate	26%	34%	31%

        The effective tax rates on discontinued operations for the years ended December 31, 2006, 2007 and 2008 were 36 percent, 48 percent and 45 percent, respectively. The effective tax rates on discontinued operations for 2007 and 2008 were higher than the statutory rate. The higher rate in 2007 was due to the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 11—Income Taxes (Continued)

nondeductibility of penalties. The higher rate in 2008 was due to the impact of the difference between the tax basis and the book basis of IBB, resulting in a higher tax benefit on the sale of the subsidiary.

        The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Taxes currently payable:
Federal	$318,894	$249,271	$216,856
State	(89,439)	62,728	86,797
Foreign	1,949	7,119	5,261

Total currently payable	231,404	319,118	308,914

Taxes deferred:
Federal	34,726	(23,839)	(163,716)
State	8,594	(357)	(17,029)
Foreign	(4)	(568)	(301)

Total deferred	43,316	(24,764)	(181,046)

Total income tax expense on continuing operations	274,720	294,354	127,868
Income tax expense (benefit) on discontinued operations	(9,407)	32,023	(12,313)

Total income tax expense	$265,313	$326,377	$115,555

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 11—Income Taxes (Continued)

        The components of the Company's net deferred tax balances as of December 31, 2007 and 2008, which reflect the impact of the fair value adjustments related to the Company's privatization in 2008, were as follows.

	December 31,
(Dollars in thousands)	2007	2008
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$199,284	$355,001
Accrued income and expense	78,034	78,603
Unrealized losses on pension benefits	85,713	354,408
Unrealized net losses on securities available for sale	80,008	331,162
Fair value adjustments for loans related to the Company's privatization	—	110,958
State taxes	46,923	66,059
Other	45,483	66,606

Total deferred tax assets	535,445	1,362,797
Deferred tax liabilities:
Leasing	507,675	447,944
Basis differences for premises and equipment	—	52,851
Intangibles	6,043	276,837
Pension liabilities	245,532	250,082
Unrealized net gains on cash flow hedges	14,596	52,299
Other	748	455

Total deferred tax liabilities	774,594	1,080,468

Net deferred tax liability (asset)	$239,149	$(282,329)

        It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future tax returns.

        The Company has filed its 2006 and 2007 California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates. The Company intends to make a water's-edge election for its 2008 California tax return, and has reflected that election in its state income tax expense for 2008.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 11—Income Taxes (Continued)

        The changes in unrecognized tax benefits were as follows.

	Years Ended December 31,
(Dollars in thousands)	2007	2008
Balance, beginning of year	$137,386	$137,682
Gross increases as a result of tax positions taken during prior periods	6,821	49,518
Gross decreases as a result of tax positions taken during prior periods	(11,347)	(49)
Gross increases as a result of tax positions taken during current period	15,781	3,952
Reductions as a result of a lapse of the applicable statute of limitations	(10,959)	(132)

Balance, end of year	$137,682	$190,971

        Included in total unrecognized tax benefits as of December 31, 2007 and 2008 were $84.6 million and $126.9 million, respectively, that, if recognized, would result in adjustments to other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.1 million and $64.0 million at December 31, 2007 and 2008, respectively.

        Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company recognized $1.5 million and $5.3 million of interest expense during the years ended December 31, 2007 and 2008, respectively. As of December 31, 2007 and 2008, the Company had accrued $10.5 million and $15.8 million of interest expense, respectively, and no penalties related to unrecognized tax benefits. The Company does not accrue interest income on income tax refunds until they are realized.

        In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments outstanding after May 31, 2009. The Company intends to file amended returns and pay the amount of state taxes that have been included in unrecognized tax benefits. As a result, the total amount of unrecognized tax benefits would decrease by up to $97 million. This event would have no impact on income tax expense.

        The Company does not expect any other material increases or decreases to unrecognized tax benefits during the next 12 months. However, the Company is subject to federal and state tax examinations, as well as ongoing litigation concerning our lease-in/lease-out (LILO) transactions. Therefore, the Company's estimate of unrecognized tax benefits is subject to change based on new developments and information. The Company's years open to examination by major jurisdictions are 2004 and forward.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 12—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

	December 31,
(Dollars in thousands)	2007	2008
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 4.29% and 0.53% at December 31, 2007 and 2008, respectively(1)	$1,631,602	$172,758
Commercial paper, with weighted average interest rates of 4.25% and 1.48% at December 31, 2007 and 2008, respectively	1,266,656	1,164,327
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 4.52% and 2.22% at December 31, 2007 and 2008, respectively	949,000	1,850,000
Term federal funds purchased, with weighted average interest rates of 4.79% and 2.60% at December 31, 2007 and 2008, respectively	805,970	1,230,060
Federal Reserve Bank Term borrowings, with weighted average interest rate of 0.79% at December 31, 2008	—	5,000,000
All other borrowed funds, with weighted average interest rates of 5.24% and 5.42% at December 31, 2007 and 2008, respectively	120,649	116,537

Total borrowed funds	$4,773,877	$9,533,682

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$1,823,872	$4,946,587
Average balance during the year	1,142,487	2,137,718
Weighted average interest rate during the year(1)	4.93%	2.20%
Commercial paper:
Maximum outstanding at any month end	$1,875,647	$1,699,440
Average balance during the year	1,549,681	1,319,360
Weighted average interest rate during the year	4.92%	2.41%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$949,000	$2,600,000
Average balance during the year	35,312	1,492,456
Weighted average interest rate during the year	4.59%	2.76%
Term federal funds purchased:
Maximum outstanding at any month end	$2,005,340	$1,723,839
Average balance during the year	716,115	882,652
Weighted average interest rate during the year	5.25%	2.84%
Federal Reserve Bank Term Borrowings:
Maximum outstanding at any month end	$—	$5,000,000
Average balance during the year	—	1,925,833
Weighted average interest rate during the year	—%	1.79%
All other borrowed funds:
Maximum outstanding at any month end	$120,649	$321,012
Average balance during the year	61,627	124,494
Weighted average interest rate during the year	5.96%	5.59%

(1)
Weighted average interest rates provided relate to external funding and do not reflect the expense (earning) allocated on net funding to (from) discontinued operations. For further information, see Note 23 to these Consolidated Financial Statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 12—Borrowed Funds (Continued)

        In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd. As of December 31, 2008, the Company had no amount outstanding under this facility.

        At December 31, 2008, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 2 days. The commercial paper outstanding had a weighted average remaining tenure of 29 days.

        Other borrowed funds consist primarily of Federal Home Loan Bank borrowings, Federal Reserve Bank Term borrowings and term federal funds purchased, which had weighted average remaining maturities of 70 days, 35 days and 49 days, respectively, at December 31, 2008.

Note 13—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt and long-term subordinated debt:

	December 31,
(Dollars in thousands)	2007	2008
Medium-Term senior debt:
Floating rate notes due March 2009. These notes bear interest at 0.020% above 3-month London Interbank Offered Rate (LIBOR).	$750,000	$750,000
Federal Home Loan Bank Advances: Floating, which is at a spread above 3 month LIBOR, or fixed rate, at a weighted average rate of 3.21%	—	2,276,000
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	413,092	451,930
Fixed rate 5.95% notes due May 2016	750,530	810,558

Total medium- and long-term debt	$1,913,622	$4,288,488

  Medium-Term Debt

        On March 23, 2007, the Bank issued $750 million of Floating Rate Senior Bank Notes due on March 23, 2009. The Senior Notes were issued at 100 percent of their face value, and bear a floating interest rate of 3-month LIBOR plus 2 basis points. Interest is payable and resets quarterly in March, June, September and December of each year, with the first interest payment and interest reset date on June 23, 2007. The Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. For the year ended December 31, 2008, the weighted average interest rate of the medium term debt, including the impact of the deferred issuance costs was 3.43 percent.

        In the second quarter of 2008, the Bank began borrowing from the Federal Home Loan Bank (FHLB) on a medium-term basis. The FHLB advances are secured by certain of the Bank's assets and bear either a fixed or floating interest rate. The floating rate advances are tied to the 3-month LIBOR plus a spread, with reset dates every 90 days. At December 31, 2008, the Bank's outstanding borrowings from the FHLB was $2.3 billion with a weighted average interest rate of 3.77 percent and a weighted average remaining maturity of 18 months.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 13—Medium- and Long-Term Debt (Continued)

  Long-Term Debt

        On December 8, 2003, the Company issued $400 million of ten-year long-term subordinated debt due on December 16, 2013. For the year ended December 31, 2008, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs was 5.38 percent. The notes are junior obligations to the Company's existing and future outstanding senior indebtedness.

        The Company converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge at December 31, 2008. This transaction meets all of the requirements for utilizing the shortcut method for measuring effectiveness under SFAS No. 133. At December 31, 2008, the market value adjustment to the long-term debt was an unrealized loss of $52.6 million and to the fair value of the hedge was an unrealized gain of $52.6 million. The weighted average interest rate, including the impact of the hedge and the deferred issuance costs, was 2.87 percent for the year ended December 31, 2008.

        On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11. For the year ended December 31, 2008, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs and the fair value adjustment related to the Company's privatization, was 6.28 percent. The subordinated notes are junior obligations to the Bank's existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

        The Bank has converted $550 million of its 5.95 percent fixed rate notes to a floating rate by utilizing interest rate swaps, which qualified as a fair value hedge. This transaction meets all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. At December 31, 2008, the market value adjustment to the long-term debt was an unrealized loss of $135.8 million and the fair value of the hedge was an unrealized gain of $120.0 million. The difference between the fair value of the hedge and the fair value mark on the debt was due to a $150.0 million hedge termination in 2008. The unrealized gain on the terminated hedge is being amortized over the life of the swap. After including the impact of the related hedge, the amortization of the discount, the deferred issuance costs and the fair value adjustment related to the Company's privatization, the weighted average interest rate of the subordinated notes was 3.67 percent for the year ended December 31, 2008.

        Both fixed rate subordinated debt qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the Company's and the Bank's total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. As of December 31, 2007 and 2008, $1.1 billion and $1.0 billion, respectively, of the notes qualified as risk-based capital for the Company. As of December 31, 2007 and 2008, $0.7 billion of the notes qualified as risk-based capital for the Bank.

        Provisions of the subordinated notes restrict the Company's ability to engage in mergers, consolidations and transfers of substantially all assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

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

        The weighted average interest rate for all Trust Notes were 6.50 percent and 6.71 percent for the years ended December 31, 2007 and 2008, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 15—Dividend Reinvestment and Stock Purchase Plan

        The Company had a dividend reinvestment and stock purchase plan for stockholders. Participating stockholders had the option of purchasing additional shares at the full market price with cash payments of $25 to $3,000 per quarter. The Company obtained shares required for reinvestment primarily through open market purchases. During 2006, 2007 and 2008, 102,449 shares, 128,989 shares and 121,302 shares, respectively, were required for dividend reinvestment purposes and none of which were considered new issuances. BTMU did not participate in the plan in 2006, 2007 or 2008.

        The dividend reinvestment and stock purchase plan for stockholders was terminated effective September 10, 2008, prior to the Company's privatization transaction.

Note 16—Management Stock Plans

        See Note 2 to these consolidated financial statements for information on the Company's privatization. On November 4, 2008, all outstanding awards under the management stock plans discussed below were canceled in exchange for the right to receive the cash value of those awards. These plans were terminated in December 2008, and no additional awards will be granted under these plans.

        Prior to their termination, the Company had two management stock plans. The Year 2000 UnionBanCal Corporation Management Stock Plan, as amended (the 2000 Stock Plan), and the UnionBanCal Corporation Management Stock Plan, restated effective June 1, 1997 (the 1997 Stock Plan), had 20.0 million and 6.6 million shares, respectively, of the Company's common stock authorized for awards to key employees, outside directors and consultants of the Company at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). Employees on rotational assignment from BTMU were not eligible for stock awards.

        The Committee determined the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans could not be less than the fair market value on the date the option was granted. Beginning in 2006, the value of options was recognized as compensation expense over the vesting period during which the employees were required to provide service. Prior to January 1, 2006, the Company's unrecognized compensation expense for nonvested restricted stock reduced retained earnings. Upon the adoption of SFAS No. 123(R), $19 million was reclassified from retained earnings to additional paid-in capital. The value of the restricted stock at the date of grant was recognized as compensation expense over its vesting period with a corresponding credit adjustment to additional paid-in capital. All cancelled or forfeited options and restricted stock became available for future grants.

        Under the 2000 Stock Plan, the Company granted stock options and restricted stock. Additionally under the Plan, the Company issued shares of common stock upon the vesting and settlement of restricted stock units, stock units and performance shares settled in common stock. Under the 1997 Stock Plan, the Company issued shares of common stock upon exercise of outstanding stock options. The Company issued new shares of common stock for all awards under the stock plans. After taking into account the outstanding stock options and restricted stock, as well as the maximum number of shares that might be issued upon vesting and settlement of outstanding restricted stock units, stock units and performance shares settled in common stock, a total of 3,692,736 shares, 1,095,526 shares and zero shares were available for future grants under the 2000 Stock Plan at December 31, 2006, 2007 and 2008, respectively. The remaining shares under the 1997 Stock Plan were not available for future grants.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 16—Management Stock Plans (Continued)

        The Committee determined that performance share awards granted in 2006 and later were to be redeemed in shares.

  Stock Options

        Under the 2000 Stock Plan, the Company granted options to various key employees, including policy-making officers, and to non-employee directors for selected years. Under both the 1997 and 2000 Stock Plans, options granted to employees vested pro-rata on each anniversary of the grant date and became fully exercisable three years from the grant date, provided that the employee had completed the specified continuous service requirement. Generally, the options could vest earlier if the employee died, was permanently disabled, or retired under certain grant, age, and service conditions or terminated employment under certain conditions. Options granted to non-employee directors were fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and were fully vested and exercisable on the grant date under the 2000 Stock Plan.

        The following is a summary of stock option transactions under the stock plans.

	For the Year Ended December 31, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of the period(1)	9,673,146	$51.14
Granted	823,610	51.06
Exercised	(2,307,005)	47.58
Forfeited	(101,195)	58.11
Cancellation of options	(8,088,556)	52.06

Options outstanding,
end of the period(1)	—	$—	—	$—

Options exercisable,
end of the period	—	$—	—	$—

(1)
Options not expected to vest are included in options outstanding. Amounts are not material.

        The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model and using the assumptions noted in the following table. The Black-Scholes option pricing model was applied to option tranches based on expected terms that result in ranges of input assumptions, such ranges are disclosed below. Expected volatilities were based on historical data and implied volatilities from traded options on the Company's stock, and other factors. The Company used historical data to estimate option exercise and employee terminations within the valuation model. The expected term of an option granted was derived from the output of the option valuation model, which was based on historical data and represented the period of time that the option granted was expected to be outstanding. The risk-free rate for periods within

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 16—Management Stock Plans (Continued)

the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

	For the Year Ended December 31,
	2006	2007	2008
Weighted-average fair value—per share	$12.31	$7.04	$7.21
Risk-free interest rates (a range for 1 to 7 year tenors)	4.3 - 5.05%	3.71%	2.2 - 3.3%
Expected volatility	16.6 - 22.9%	16.9 - 21.0%	22.2 - 27.4%
Weighted-average expected volatility	19.4%	19.8%	24.3%
Expected term (in years)	3.4 - 5.4	3.8 - 4.4	3.9 - 4.4
Weighted-average expected dividend yield	2.7%	4.3%	4.4%

        The total intrinsic value of options exercised during 2006, 2007 and 2008 was $37.9 million, $16.0 million and $44.5 million, with a corresponding tax benefit of $13.5 million, $5.7 million and $15.9 million, respectively. The total intrinsic value of options that were canceled and settled in cash during 2008 as a result of the Company's privatization was $173.4 million with a corresponding tax benefit of $61.6 million. The total fair value of options vested during the years ended December 31, 2006, 2007 and 2008 was $28.9 million, $20.5 million and $13.0 million, respectively.

        The Company recognized $22.4 million, $13.0 million and $23.8 million of compensation cost for share-based payment arrangements related to stock option awards with $8.4 million, $5.0 million and $9.2 million of corresponding tax benefit during the years ended December 31, 2006, 2007 and 2008, respectively. In 2008, compensation cost of $12.8 million with a corresponding tax benefit of $4.9 million was recorded for the acceleration of expense due to the Company's privatization. As of December 31, 2008, there was no unrecognized compensation cost related to nonvested stock option awards as a result of the Company's privatization.

  Restricted Stock

        In general, restricted stock awards were granted under the 2000 Stock Plan to key employees, and in 2005, to non-employee directors. The awards of restricted stock granted to employees vest pro-rata on each anniversary of the grant date and became fully vested four years from the grant date, provided that the employee had completed the specified continuous service requirement. Generally, they vested earlier if the employee died, was permanently and totally disabled, retired under certain grant, age, and service conditions or terminated employment under certain conditions. The awards of restricted stock granted to existing non-employee directors in 2005 vested in full in July 2006. Restricted stockholders had the right to vote their restricted shares and receive dividends. The grant date fair value of awards was equal to the closing price on date of grant.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 16—Management Stock Plans (Continued)

        The following is a summary of the Company's nonvested restricted stock awards as of December 31, 2008 and changes during the period ended December 31, 2008.

	For the Year Ended December 31, 2008
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted awards,
at December 31, 2007	881,117	$59.00
Granted	50,787	46.64
Vested	(900,004)	58.35
Forfeited	(31,900)	58.13

Nonvested restricted awards, at December 31, 2008	—	$—

        The total fair value of the restricted stock awards vested was $8.8 million during 2006, $15.6 million during 2007 and $52.5 million during 2008, with a corresponding tax benefit of $3.1 million, $5.0 million and $22.6 million, respectively. In 2008, the fair value of the restricted stock awards vested included $44.4 million, with a corresponding tax benefit of $20.1 million, related to the Company's privatization.

        The Company recognized $14.4 million, $14.4 million and $41.6 million of compensation cost for share-based payment arrangements related to restricted stock awards with $5.4 million, $5.5 million and $16.0 million of corresponding tax benefit during the years ended December 31, 2006, 2007 and 2008, respectively. In 2008, compensation cost of $29.1 million with a corresponding tax benefit of $11.2 million was recorded for the acceleration of expense due to the Company's privatization. At December 31, 2008, there was no unrecognized compensation cost related to nonvested restricted awards.

  Restricted Stock Units and Stock Units

        Starting in 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consisted of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vested in full on the first anniversary of the grant date, and the initial grant vested in three equal installments on each of the first three anniversaries of the grant date. The grant date fair value of awards was equal to the closing price on date of grant. During 2008, the Company granted 25,410 restricted stock units with a weighted-average grant date fair value of $41.41 per unit. There were no restricted stock units forfeited during 2008. The total fair value of the restricted stock units that vested or cancelled during the year ended December 31, 2008 was $2.8 million. The Company recognized $0.3 million, $1.0 million and $2.4 million of compensation cost with a corresponding $0.1 million, $0.4 million and $0.9 million in tax benefits related to these grants in 2006, 2007 and 2008, respectively. In 2008, compensation cost of $1.1 million with a corresponding tax benefit of $0.4 million was recorded for the acceleration of expense due to the Company's privatization. As of December 31, 2008, there was no unrecognized compensation cost related to restricted stock units.

        The restricted stock unit participants did not have voting or other stockholder rights. However, the participants' stock unit accounts received dividend equivalents, reflecting the aggregate dividends earned based on the total number of restricted stock units outstanding, in the form of additional restricted stock units.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 16—Management Stock Plans (Continued)

Participants could elect to defer the delivery of vested shares of common stock at predetermined dates as defined in the plan agreements. The Company issued new shares under the 2000 Stock Plan upon vesting and settlement of these grants, which were redeemable only in shares.

        Non-employee directors could irrevocably elect to defer all or a portion of the cash retainer and/or fees payable to them for services on the Board of Directors and its committees in the form of stock units. At the time of deferral, a bookkeeping account was established on behalf of the director and credited with a number of fully vested stock units. The director received a number of stock units equal to the number of shares of common stock when the deferred compensation was payable. Dividend equivalents were credited to the stock unit accounts. Stock units had no voting rights. The Company issued new shares under the 2000 Stock Plan upon settlement of the stock units.

        As a result of the Company's privatization, all restricted stock units and stock units were cancelled and either paid out in cash in 2008 or deferred based on the participant's prior elections or applicable tax requirements and recorded as a liability.

  Performance Share Plan

        Effective January 1, 1997, the Company established a Performance Share Plan. At the discretion of the Committee, eligible participants would earn performance share awards to be redeemed in cash and/or shares three years after the date of grant. Performance shares were linked to stockholder value in two ways: (1) the market price of the Company's common stock; and (2) return on equity, a performance measure closely linked to value creation. Eligible participants generally received grants of performance shares annually. The plan was amended in 2004 increasing the total number of shares that could be granted under the plan to 2.6 million shares. The following is a summary of shares granted and available for future grants under the Performance Share Plan.

	For the Years Ended December 31,
	2006	2007	2008
Performance shares:
Granted	62,100	70,614	91,750
Available for future grant, year end	2,132,333	2,063,219	—

  Performance Shares—Redeemable in Cash

        All performance shares granted prior to 2006 were redeemable in cash and therefore were accounted for as liabilities. The value of a performance share under the liability method was equal to the average month-end closing price of the Company's common stock for the final six months of the performance period. All cancelled

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 16—Management Stock Plans (Continued)

or forfeited performance shares would become available for future grants. The following is a summary of performance shares that are redeemable in cash under the Performance Share Plan.

	For the Years Ended December 31,
(Dollars in millions)	2006	2007	2008
Performance shares granted	—	—	—
Performance shares forfeited	—	—	—
Fair value of performance shares that vested	$9.4	$6.7	$—
Cash payments made for performance shares
that vested	$5.8	$7.8	$5.7
Fair value of performance shares that
vested and deferred	$0.3	$—	$—
Performance shares compensation expense	$1.8	$1.7	$—
Tax benefit related to compensation expense	$0.7	$0.6	$—
Liability for cash settlement of
performance shares, year end	$11.7	$5.7	$—

        The compensation cost related to these grants that are redeemable in cash was fully recognized as of December 31, 2007.

  Performance Shares—Redeemable in Shares

        Prior to the Company's privatization, performance shares granted in 2006 and thereafter were redeemable in shares. The Company issued new shares under the 2000 Stock Plan upon vesting and settlement of these grants that were redeemable in shares.

        As a result of the Company's privatization, performance shares that were redeemable in shares under the Performance Share Plan were canceled and will be settled in cash. A liability has been established for the amount to be settled in 2009.

        The following is a summary of performance shares that are redeemable in shares under the Performance Share Plan.

	For the Years Ended December 31,
(Dollars in millions, except per share amount)	2006	2007	2008
Performance shares granted	62,100	70,614	91,750
Weighted average grant date fair value—per share	$69.96	$63.10	$51.42
Performance shares forfeited	1,050	1,500	—
Fair value of performance shares that vested or cancelled during the year	$0.2	$0.6	$21.0
Performance shares compensation expense	$2.8	$4.8	$14.0
Tax benefit related to compensation expense	$1.1	$1.8	$5.4
Liability for cash settlement of performance shares, year end	$—	$—	$25.3

        As of December 31, 2008, there was no unrecognized compensation cost related to grants that were redeemable in shares as a result of the Company's privatization.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

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

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2008, the Company's most significant concentration of credit risk was with U.S. Government agencies and Government Sponsored Enterprises. At December 31, 2008, the Company's credit exposure included a concentration of available for sale securities issued by U.S. Government agencies and securities guaranteed by Government Sponsored Enterprises, which totaled $6.2 billion. At December 31, 2008, the Company also held $515.1 million of private label mortgage-backed securities available for sale.

Note 18—Fair Value Measurement and Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no effect on the Company's financial position or results of operations.

        SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures requirement for fair value measurements. Additionally, SFAS No. 157 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to apply the fair value framework established by SFAS No. 157 in determining fair value disclosure amounts required under SFAS No. 107. The disclosures required under SFAS No. 157 and SFAS No. 107 have been included in this note.

  SFAS No. 157—Fair Value Measurements

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 18—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

        Securities Available for Sale:    Securities available for sale are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services, broker quotations from dealers in the specific instruments and/or external pricing models whose assumptions are primarily internally generated. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain asset-backed securities. Level 3 securities include collateralized loan obligations (CLOs).

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

        Loans Impaired under SFAS No. 114:    Impaired loans are evaluated and valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. As a practical expedient, the loan may be measured based on a loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent). Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals. Appraised

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 18—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and management's knowledge of the client and the client's business. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Loans impaired under SFAS No. 114 that are valued based on underlying collateral are classified as Level 3.

        Derivatives:    The Company's derivatives are primarily traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to the credit reserve to reflect counterparty credit quality and to consider the creditworthiness of the Company. Derivatives, which are included in trading account assets, trading account liabilities and other assets, are generally classified as Level 2.

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

  Fair Value Measurements on a Recurring Basis

        The following table presents financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy.

	December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$72,860	$1,203,697	$—	$(59,778)	$1,216,779
Securities available for sale	888,675	6,102,771	1,203,092	—	8,194,538
Other assets(2)	—	317,569	—	(93,599)	223,970

Total assets	$961,535	$7,624,037	$1,203,092	$(153,377)	$9,635,287

Liabilities
Trading account liabilities	$56,470	$1,131,570	$—	$(153,377)	$1,034,663

Total liabilities	$56,470	$1,131,570	$—	$(153,377)	$1,034,663

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)
Other assets include nontrading derivative assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 18—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. Level 3 available for sale securities include CLOs. The CLOs were valued using an external pricing model, as well as broker quotes. The model is based on internally developed assumptions, utilizing market data derived from market participants and credit rating agencies.

(Dollars in thousands)	For the Year Ended December 31, 2008
Balance, beginning of period	$1,765,498
Total gains/(losses) (realized/unrealized):
Included in income before taxes	6,770
Included in other comprehensive income	(320,764)
Fair value adjustment(1)	(248,816)
Purchases, issuances and settlements	404
Transfers in/out Level 3	—

Balance, end of period	$1,203,092

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at December 31, 2008	$6,644

(1)
The fair value adjustment related to the Company's privatization was reclassified into additional paid-in-capital within stockholder's equity.

Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during 2008.

	December 31, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2008
Loans	$41,074	$—	$—	$41,074	$(6,216)
Other assets	16,239	—	—	16,239	(3,731)

Total	$57,313	$—	$—	$57,313	$(9,947)

        Loans include loans held for sale and loans impaired under SFAS No. 114 that are valued based on the fair value of the underlying collateral. The fair value of the loans held for sale was determined using quoted prices for similar assets, adjusted for differences in characteristics. The fair value of SFAS No. 114 loans was determined based on appraised values of the underlying collateral. Other assets include private equity and CRA related investments that were written down to fair value during the period as a result of impairments. The fair value of private equity and CRA related investments was estimated based on the Company's current and projected financial performance.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 18—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  SFAS No. 107 Fair Value of Financial Instruments Disclosures

        In addition to financial instruments recorded at fair value in the Company's financial statements, SFAS No. 107 requires disclosure of the estimated fair value of financial instruments that are not carried at fair value. Excluded from this disclosure requirement are lease financing arrangements, investments accounted for under the equity method, employee pension and other postretirement obligations and all nonfinancial assets and liabilities, including goodwill and other intangible assets such as long-term customer relationships. The fair values presented are estimates for certain individual financial instruments and do not represent an estimate of the fair value of the Company as a whole.

        Certain financial instruments that are not recognized at fair value on the consolidated balance sheet are carried at amounts that approximate fair value due to their short-term nature. These financial instruments include cash and due from banks, interest bearing deposits in banks, federal funds sold and purchased, securities purchased under resale agreements, securities sold under repurchase agreements and commercial paper. In addition, SFAS No. 107 requires the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking, and market rate and other savings, to equal their carrying values.

        Although off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are not required to be recorded at fair value on the consolidated balance sheet, they are carried at amounts that approximate fair value. The carrying value of these off-balance sheet instruments represents the unamortized fee income assessed based on the credit quality and other covenants imposed on the borrower. Since the amount assessed represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments. Financial instruments for which their carrying values do not approximate fair value include loans, interest bearing deposits with stated maturities, other borrowed funds, medium- and long-term debt, and trust notes.

        Loans:    The fair values of mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other types of loans were estimated based upon the type of loan and maturity. The fair value of these loans was determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings.

        Interest bearing deposits:    The fair values of savings accounts and certain money market accounts were based on the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit was estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates with similar maturities.

        Other borrowed funds:    The fair values of Federal Reserve Bank term borrowings, Federal Home Loan Bank borrowing and term federal funds purchased were estimated using a discounted cash flow calculation that applies current market rates for applicable maturities. The carrying values of other short-term borrowed funds were assumed to approximate their fair value due to their limited duration.

        Medium- and long-term debt:    The fair value of medium-term fixed and floating rate notes was estimated using a discounted cash flow analysis based on current market interest rates for debt with similar

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 18—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

maturities and credit quality. The fair value of the fixed rate subordinated notes were estimated using market quotes.

        Trust notes:    The fair value of trust notes was estimated using market quotes of similar securities.

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2007 and 2008.

	December 31,
	2007		2008
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans, net of allowance for loan losses	$40,153,095	$39,536,003	$48,205,818	$47,507,685
Liabilities
Interest bearing deposits	28,877,551	28,912,051	32,482,896	32,528,349
Other borrowed funds	1,875,619	1,879,351	8,196,597	8,203,032
Medium- and long-term debt	1,913,622	1,804,732	4,288,488	4,067,878
Junior subordinated debt payable to subsidiary grantor trust	14,432	13,340	13,980	11,700
Off-Balance Sheet Instruments
Commitments to extend credit	53,476	53,476	92,644	92,644
Standby and commercial letters of credit	6,340	6,340	6,465	6,465

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
December 31, 2006, 2007 and 2008 (Continued)

Note 19—Derivative Instruments (Continued)

  Trading Activities in Derivative Instruments

        Derivative instruments used for trading purposes are carried at fair value. The following table reflects the Company's positions relating to trading activities in derivative instruments. Trading activities include both activities for the Company's own account and as an accommodation for customers. At December 31, 2007 and 2008, the majority of the Company's derivative transactions for customers were essentially offset by contracts with other counterparties that reduce or eliminate market risk exposures.

        The following is a summary of derivative instruments held or written for trading purposes and customer accommodations.

	December 31,
	2007			2008
(Dollars in thousands)	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held or Written for Trading Purposes and Customer Accommodations
Foreign exchange forward contracts:
Commitments to purchase	$41,742	$(10,332)	$31,410	$27,857	$(39,886)	$(12,029)
Commitments to sell	6,168	(34,064)	(27,896)	50,829	(49,457)	1,372
Foreign exchange OTC options:
Options purchased	2,494	—	2,494	13,814	—	13,814
Options written	—	(2,494)	(2,494)	—	(13,814)	(13,814)
Cross currency swaps:
Commitments to pay	7,902	—	7,902	3,799	—	3,799
Commitments to receive	—	(7,662)	(7,662)	—	(3,664)	(3,664)
Energy contracts:
Option contracts	40,469	(40,469)	—	165,312	(165,312)	—
Swap contracts	135,235	(134,201)	1,034	196,336	(194,693)	1,643
Equity Options:
Caps purchased	—	—	—	680	—	680
Caps written	—	—	—	—	(680)	(680)
Interest rate contracts:
Futures Purchased	—	—	—	20	—	20
Caps purchased	97	(508)	(411)	56	(2,558)	(2,502)
Floors purchased	6	—	6	—	—	—
Futures Written	—	—	—	—	(11,574)	(11,574)
Caps written	486	(76)	410	2,558	(56)	2,502
Floors written	—	(6)	(6)	—	—	—
Swap contracts:
Pay variable/receive fixed	168,718	(1,574)	167,144	682,928	(8,490)	674,438
Pay fixed/receive variable	2,393	(148,939)	(146,546)	22,220	(645,403)	(623,183)
Pay variable/receive variable	—	—	—	138	(2,137)	(1,999)

	405,710			1,166,547
Effect of master netting agreements	(20,972)			(59,778)

Total net credit exposure	$384,738			$1,106,769

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 19—Derivative Instruments (Continued)

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies for which the hedged transactions are forecasted future loan interest payments, and the hedged risk is the variability in those payments due to changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of variable rate loans such that the reset tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At December 31, 2008, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 1.1 years.

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
December 31, 2006, 2007 and 2008 (Continued)

Note 19—Derivative instruments (Continued)

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

        Hedging transactions are structured at inception so that the notional amounts of the hedge are matched with an equal principal amount of loans or CDs, the index and repricing frequencies of the hedge match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedge versus those of the loans or CDs. In 2008, the Company recognized a net gain of $532 thousand due to ineffectiveness, which is recognized in other noninterest expense, compared to a net loss of $14 thousand in 2007.

        For cash flow hedges, based upon amounts included in accumulated other comprehensive income at December 31, 2008, the Company expects to realize approximately $110.2 million in net interest income during 2009. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2008.

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

  Economic Hedging Strategy for Certificates of Deposit Tied to an Index

        The Company engages in an economic hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the Standard and Poor's 500 Index (S&P 500), are exchanged for a fixed rate of interest. The Company accounts for the embedded derivative in the CD at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is valued

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 19—Derivative instruments (Continued)

at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

        Beginning in late 2008, the Company began offering market-linked certificates of deposit. The terms of the CD allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to the S&P 500. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter call option. Both the embedded derivative and call option are carried at fair value with realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The following table reflects summary information on the Company's derivative contracts used to hedge or modify the Company's risk as of December 31, 2007 and 2008.

	December 31, 2007				December 31, 2008
(Dollars in thousands)	Unamortized Premiums	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Unamortized Premiums(1)	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held for Asset and Liability Management Purposes
Fair Value Hedges and Hedged Items:
Subordinated debt interest rate swaps	$—	$66,791	$—	$66,791	$—	$172,820	$—	$172,820
Subordinated debt	—	—	(66,791)	(66,791)	—	—	(188,428)	(188,428)
Cash Flow Hedges:
Interest rate option contracts:
Floors purchased	41,103	38,373	—	79,476	30,137	112,306	—	142,443
Interest rate swap contracts:
Pay variable/receive fixed	—	1,769	(2,015)	(246)	—	2,306	—	2,306
Economic Hedges:
Swap contract indexed to S&P 500:
Pay fixed/receive variable	—	504	—	1,740	—		(936)	301
MarketPath certificates of deposit	—	—	(504)	(504)	—	936	—	936

		107,437				288,368
Effect of master netting agreements		(18,081)				(93,599)

Total net credit exposure		$89,356				$194,769

(1)
Includes $9.2 million relating to a terminated swap.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 20—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

        Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $192.5 million and $178.7 million at December 31, 2007 and 2008, respectively.

        As of December 31, 2007 and 2008, securities carried at $4.3 billion and $5.9 billion and loans of $20.2 billion and $40.2 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and Federal Home Loan Bank, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

        The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 21 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2008, $266.0 million remained outstanding on twenty-one Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment lease assets pledged by Bankers Commercial Corporation. At December 31, 2008, $10.3 million remained outstanding on a UnionBanCal Leasing Corporation loan payable to the Bank. The loan was fully collateralized with equipment lease assets pledged by UnionBanCal Leasing Corporation. At December 31, 2008, $33.6 million remained outstanding on the UnionBanCal Equities, Inc. loan payable to the Bank. The loan was fully secured by loans pledged by UnionBanCal Equities, Inc.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 21—Regulatory Capital Requirements (Continued)

average assets (as defined). Management believes, as of December 31, 2007 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

        The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2007:
Total capital (to risk-weighted assets)	$6,123,923	11.21%	≥	$4,368,522	≥	8.0%
Tier 1 capital (to risk-weighted assets)	4,533,763	8.30	≥	2,184,261	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	4,533,763	8.27	≥	2,193,752	≥	4.0
As of December 31, 2008:
Total capital (to risk-weighted assets)	$7,240,104	11.63%	≥	$4,980,086	≥	8.0%
Tier 1 capital (to risk-weighted assets)	5,466,713	8.78	≥	2,490,043	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	5,466,713	8.42	≥	2,596,714	≥	4.0

(1)
Excludes certain intangible assets.

	Actual		For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2007:
Total capital (to risk-weighted assets)	$5,631,164	10.38%	≥	$4,338,760	≥	8.0%	≥	$5,423,450	≥	10.0%
Tier 1 capital (to risk-weighted assets)	4,449,368	8.20	≥	2,169,380	≥	4.0	≥	3,254,070	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	4,449,368	8.20	≥	2,171,112	≥	4.0	≥	2,713,891	≥	5.0
As of December 31, 2008:
Total capital (to risk-weighted assets)	$6,831,099	11.01%	≥	$4,962,078	≥	8.0%	≥	$6,202,597	≥	10.0%
Tier 1 capital (to risk-weighted assets)	5,380,075	8.67	≥	$2,481,039	≥	4.0	≥	$3,721,558	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	5,380,075	8.31	≥	$2,589,511	≥	4.0	≥	$3,236,888	≥	5.0

(1)
Excludes certain intangible assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 22—Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the year ended December 31, 2006:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(32,708)	$12,511	$(20,197)
Less: reclassification adjustment for net losses on hedges included in net income	43,886	(16,786)	27,100

Net change in unrealized losses on hedges	11,178	(4,275)	6,903

Securities available for sale:
Unrealized holding gains arising during the year on securities available for sale	28,510	(10,905)	17,605
Less: reclassification adjustment for net gains on securities available for sale included in net income	(2,242)	858	(1,384)

Net change in unrealized losses on securities available for sale	26,268	(10,047)	16,221

Foreign currency translation adjustment	(67)	26	(41)

Pension and other benefits adjustment:
SFAS No. 158 adjustment	(261,032)	99,845	(161,187)
Minimum pension liability adjustment	(4,659)	1,782	(2,877)

Net pension and other benefits adjustment	(265,691)	101,627	(164,064)

Net change in accumulated other comprehensive income (loss)	$(228,312)	$87,331	$(140,981)

For the year ended December 31, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$53,119	$(20,318)	$32,801
Less: reclassification adjustment for net losses on hedges included in net income	29,420	(11,253)	18,167

Net change in unrealized losses on hedges	82,539	(31,571)	50,968

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(113,820)	43,536	(70,284)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(1,621)	620	(1,001)

Net change in unrealized losses on securities available for sale	(115,441)	44,156	(71,285)

Foreign currency translation adjustment	837	(320)	517

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	638	(244)	394
Amortization of transition amount	2,035	(778)	1,257
Recognized net actuarial loss	21,341	(8,163)	13,178
Pension and other benefits arising during the year	(30,409)	11,631	(18,778)

Net pension and other benefits adjustment(1)	(6,395)	2,446	(3,949)

Net change in accumulated other comprehensive income (loss)	$(38,460)	$14,711	$(23,749)

For the year ended December 31, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$181,223	$(70,993)	$110,230
Reclassification for fair value adjustment(2)	(20,156)	7,710	(12,446)
Less: accretion of fair value adjustment	4,141	(1,583)	2,558
Less: reclassification adjustment for net gains on hedges included in net income	(83,271)	32,674	(50,597)

Net change in unrealized gains on hedges	81,937	(32,192)	49,745

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(639,190)	251,138	(388,052)
Reclassification for fair value adjustment(2)	274,271	(107,761)	166,510
Less: accretion of fair value adjustment	(3,258)	1,280	(1,978)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(44)	17	(27)

Net change in unrealized losses on securities available for sale	(368,221)	144,674	(223,547)

Foreign currency translation adjustment	(3,053)	1,200	(1,853)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	88	(32)	56
Amortization of transition amount	1,854	(728)	1,126
Recognized net actuarial loss	13,563	(5,328)	8,235
Pension and other benefits arising during the year	(698,600)	276,575	(422,025)
Reclassification for fair value adjustment(2)	96,415	(36,880)	59,535
Less: accretion of fair value adjustment	—	—	—

Net pension and other benefits adjustment(1)	(586,680)	233,607	(353,073)

Net change in accumulated other comprehensive income (loss)	$(876,017)	$347,289	$(528,728)

(1)
For further information, see Note 9 to these consolidated financial statements.
(2)
The fair value adjustment related to the Company's privatization was reclassified into additional paid-in-capital within stockholder's equity.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 22—Other Comprehensive Income (Loss) (Continued)

The following table presents accumulated other comprehensive income (loss) balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment(1)	Accumulated Other Comprehensive Loss
Balance, December 31, 2005	$(34,308)	$(74,099)	$264	$(10,250)	$(118,393)
Change during the year	6,903	16,221	(41)	(164,064)	(140,981)

Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the year	50,968	(71,285)	517	(3,949)	(23,749)

Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the year	49,745	(223,547)	(1,853)	(353,073)	(528,728)

Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)

(1)
Amounts prior to December 31, 2006 include only the minimum pension liability adjustment.

Note 23—Discontinued Operations

        The Company's discontinued operations consist of three separate businesses: international correspondent banking, retirement recordkeeping services and insurance brokerage services. In 2005, the Bank sold its international correspondent banking business (ICBB) to Wachovia Bank, N.A. for $245.0 million, and in 2006 the Bank received and recorded a subsequent $4.0 million pre-tax purchase price adjustment. This business consisted of international payment and trade processing along with related lending activities. As of March 31, 2007, substantially all of the assets and liabilities related to this discontinued operation were liquidated.

        Although ICBB's operations had substantially ended in 2006, the Bank was responsible for past violations of the Bank Secrecy Act and other anti-money laundering laws and regulations (BSA/AML) associated with ICBB. As a result of the past violations, the Bank entered into a Deferred Prosecution Agreement (DPA) with the United States Department of Justice (DOJ) in the third quarter of 2007. The DPA was subsequently terminated in the fourth quarter of 2008. For additional information, refer to Note 24 to these consolidated financial statements.

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

        In June 2008, the Company sold its insurance brokerage business (IBB) subsidiary, UnionBanc Insurance Services, Inc., to a wholly-owned subsidiary of BB&T Corporation. The Company recorded a total pre-tax gain of $10.0 million, net of $1.6 million in transaction costs, and an elimination of intangible assets consisting of goodwill of $74.7 million and other intangibles of $11.0 million. The IBB was previously included in the Wholesale Banking reportable business segment.

        These transactions have been accounted for as discontinued operations. All prior period financial statements have been restated to reflect this accounting treatment. The assets and liabilities of the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 23—Discontinued Operations (Continued)

discontinued operations have been separately identified on the consolidated balance sheet and the assets are shown as "held for sale" at the lower of cost or fair value less costs to dispose. The average net assets or liabilities of our discontinued operations are reflected in our analysis of net interest margin. Interest expense (income) was attributed to discontinued operations based on average net assets (liabilities).

International Correspondent Banking Business Discontinued Operations

        The components of income from the international correspondent banking business for the years ended December 31, 2006 and 2007 are presented in the following table. There was no impact in 2008.

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007
Net interest income	$871	$—
Noninterest income	13,110	—
Noninterest expense	31,038	23,244

Loss from discontinued operations before income taxes	(17,057)	(23,244)
Income tax benefit	(6,310)	(582)

Loss from discontinued operations	$(10,747)	$(22,662)

        Interest expense attributed to this discontinued operations was based on average net assets. The amount of interest expense allocated to discontinued operations during the year ended December 31, 2006 was $1.8 million and zero for the years ended December 31, 2007 and 2008.

        Noninterest income for this discontinued operations for the year ended December 31, 2006 included gains on sale of the business of $4.0 million. Noninterest expense for the year ended December 31, 2006 included compliance related expenses of $8.7 million. Noninterest expense for the year ended December 31, 2007 included the $21.6 million paid to the DOJ and related legal and other outside services costs of $1.6 million. The income tax benefit of $0.6 million for the year ended December 31, 2007 reflects the nondeductibility of the $21.6 million payment to the DOJ.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 23—Discontinued Operations (Continued)

Retirement Recordkeeping Business (RRB) Discontinued Operations

        At December 31, 2007 and 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

	December 31,
(Dollars in thousands)	2007	2008
Assets
Premises and equipment, net	$1,086	$—
Other assets	6,518	—

Assets of discontinued operations to be disposed or sold	$7,604	$—

Liabilities
Interest bearing deposits	$98,516	$1,929
Other liabilities	9,483	5,217

Liabilities of discontinued operations to be extinguished or assumed	$107,999	$7,146

        The components of income from the RRB discontinued operations for the years ended December 31, 2006, 2007 and 2008 are:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Net interest income	$4,813	$4,703	$1,573
Noninterest income	47,556	142,892	18,883
Noninterest expense	48,439	52,429	36,253

Income (loss) from discontinued operations before income taxes	3,930	95,166	(15,797)
Income tax expense (benefit)	1,502	34,276	(5,581)

Income (loss) from discontinued operations	$2,428	$60,890	$(10,216)

        The RRB's net interest income for the years ended December 31, 2006, 2007 and 2008 included the allocation of interest income (based on its average net liabilities) of $5.2 million, $5.1 million and $1.8 million, respectively. Noninterest income for the years ended December 31, 2006, 2007 and 2008 included trust fees of $47.5 million, $48.2 million and $7.1 million, respectively. For the year ended December 31, 2007, noninterest income also included the pre-tax gain of $94.7 million on the sale of RRB. Noninterest income for the year ended December 31, 2008 also included $12.4 million in servicing revenues from Prudential. The majority of these servicing revenues were earned in the first half of 2008, as the migration of customers onto Prudential's accounting systems was completed in June 2008. For the years ended December 31, 2006, 2007, and 2008, noninterest expense included salaries and benefits expense of $26.9 million, $34.1 million and $17.5 million, respectively. For the year ended 2007, salaries and benefits expense of $34.1 million included an $8.7 million charge for severance and retention expenses.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 23—Discontinued Operations (Continued)

Insurance Brokerage Business Discontinued Operations

        At December 31, 2007 and 2008, the assets and liabilities identified as the IBB discontinued operations consisted of the following:

	December 31,
(Dollars in thousands)	2007	2008
Assets
Cash and due from banks	$3	$—
Securities available for sale	11	—
Premises and equipment	4,163	—
Intangible assets	12,110	—
Goodwill	93,431	—
Other Assets	5,662	4

Assets of discontinued operations to be disposed or sold	$115,380	$4

Liabilities
Other borrowed funds	$4	$—
Other liabilities	23,518	814

Liabilities of discontinued operations to be extinguished or assumed	$23,522	$814

        The components of income from the IBB discontinued operations for the years ended December 31, 2006, 2007 and 2008 are:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Net interest income	$(4,650)	$(4,728)	$(994)
Noninterest income	71,729	68,764	35,858
Noninterest expense	79,900	69,205	46,435

Loss from discontinued operations before income taxes	(12,821)	(5,169)	(11,571)
Income tax benefit	(4,599)	(1,671)	(6,732)

Loss from discontinued operations	$(8,222)	$(3,498)	$(4,839)

        The IBB's net interest expense for the years ended December 31, 2006, 2007 and 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the years ended December 31, 2006, 2007 and 2008 included insurance commissions of $71.8 million, $68.6 million and $25.7 million, respectively. Noninterest income for the year ended December 31, 2008 also included a $9.8 million pre-tax gain from the sale of IBB and $0.2 million in subsequent gain adjustments. Noninterest expense for the years ended December 31, 2006, 2007 and 2008 included salaries and benefits expense of $61.1 million, $53.0 million, and $21.3 million, respectively. For the year ended December 31, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when the Company determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 24—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

	December 31,
(Dollars in thousands)	2007	2008
Commitments to extend credit	$23,385,514	$21,746,133
Standby letters of credit	3,673,553	4,588,552
Commercial letters of credit	71,745	50,590
Risk participations in bankers' acceptances	33,550	23,925
Commitments to fund principal investments	102,689	111,237
Commitments to fund low-income housing credit (LIHC) investments	140,650	139,449

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2008, the carrying value of the Company's risk participations in bankers' acceptances, standby and commercial letters of credit totaled $6.5 million. Exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

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

        The Company is fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees from the project sponsors, which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of December 31, 2008, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $207.4 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $7.3 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        The Company has rental commitments under long-term operating lease agreements. For detail of these commitments see Note 6 to these consolidated financial statements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.9 billion and $1.4 billion at December 31, 2007 and 2008, respectively. The market value of the associated collateral was $3.0 billion and $1.4 billion at December 31, 2007 and 2008, respectively. At December 31, 2008, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2008, the maximum exposure to loss under these contracts totaled $90.1 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at December 31, 2008 the Company had a low, moderate, and high risk of payment exposure under these contracts of $24.3 million, $59.1 million, and $6.7 million, respectively. At December 31, 2008, the Company maintained a reserve of $1.9 million for losses related to these guarantees.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 24—Commitments, Contingencies and Guarantees (Continued)

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company had a liability of $9.5 million and $4.3 million at December 31, 2007 and 2008, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The reduction in this liability from December 31, 2007 to December 31, 2008 was primarily due to the funding activity by Visa of an escrow account created by them to act as the primary source of funds to pay settlements of its antitrust lawsuits. The $4.3 million liability represents the Company's estimate of the fair value of its proportionate share of the sum of Visa's remaining amounts owed to American Express and Discover Card under previously executed settlement agreements plus the Company's estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa. At December 31, 2008, the risk that the Company would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Note 25—Transactions with Affiliates

        For further information on the Company's privatization, see Note 2 to these consolidated financial statements.

        The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2006, 2007 and 2008, such

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 25—Transactions with Affiliates (Continued)

transactions included, but were not limited to, participation, servicing and remarketing of loans and leases, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. The Company also maintains traditional correspondent bank accounts and had a $200 million floating-rate subordinated debt with BTMU, which was retired in June 2007. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. As of December 31, 2008, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement.

        In 2007, the Bank purchased a membership interest in a U.S. payment services company for $1.4 million from BTMU.

        In December 2008, the Company received a $1.0 billion capital contribution from BTMU, in part to offset the impact of the privatization transaction on the Company's capital.

        At December 31, 2008, the Company had derivative contracts totaling $1.3 billion in notional balances with $8.1 million in net unrealized losses with BTMU and its affiliates. At December 31, 2008, the Company had recorded interest expense of $3.5 million for 2008 relating to the borrowings under the unsecured revolving credit facility and other correspondent bank accounts. Additionally, for 2008, the Company recorded income of $2.0 million and expenses of $1.0 million for fees and revenue sharing arrangements, and income of $22.0 million and expenses of $4.3 million relating to facility and staff training arrangements.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program is done in order to facilitate their sale. As of December 31, 2008, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $1.2 billion. The risk that the Bank would be required to pay investors due to its affiliate's default is low, because the affiliated entity is a wholly-owned subsidiary and the Bank would take the actions necessary to avoid such default. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2008, the Company did not have any exposure to loss for these agreements.

Note 26—Business Segments

        In 2006, the Company formally reorganized its operating segments by disaggregating the businesses that were formerly managed and reported under the Community Banking and Investment Services Group or the Commercial Financial Services Group. Management believes that this new organizational structure will enhance the Company's focus on target markets and enterprise wide sales and service.

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking"

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 26—Business Segments (Continued)

and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        As part of the Company's privatization transaction in 2008, goodwill of $946 million and $1,068 million has been recorded in the reportable business segments Retail Banking and Wholesale Banking, respectively. See Note 2 to these consolidated financial statements for further detail on the Company's privatization transaction.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals, professional service firms and small businesses, delivered generally through a network of branches, private banking office and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as fiduciary, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At December 31, 2006, 2007 and 2008, Retail Banking had $222.2 million, $217.4 million and $1.2 billion, respectively, of goodwill. In December 2007, $4.8 million of goodwill attributed to the retirement recordkeeping business was eliminated against the gain on sale of this business. For further information on this sale, see Note 23 of these consolidated financial statements.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At December 31, 2006, 2007 and 2008, Wholesale Banking had $137.9 million, $137.9 million and $1.2 billion, respectively, of goodwill. Wholesale Banking goodwill excludes $93.4 million of goodwill related to the discontinued operations, insurance brokerage business. In March 2008, $18.7 million of the $93.4 million was impaired, and written-off in discontinued operations. The remaining goodwill associated with the insurance brokerage business of $74.7 million was eliminated in June 2008, when the business was sold. Refer to Note 5 to these consolidated financial statements for further information on the impairment and Note 23 to these consolidated financial statements for further information on the sale of the insurance brokerage business.

        The information, set forth in the table that follows, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segments as of December 31, 2006, 2007 and 2008.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 26—Business Segments (Continued)

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

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. The discontinued operations consist of three separate businesses: international correspondent banking, retirement recordkeeping services and the insurance brokerage business. For further detail on discontinued operations, see Note 23 to these consolidated financial statements. Except as discussed above, none of the items in "Other" is significant to the Company's business.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 26—Business Segments (Continued)

	Retail Banking			Wholesale Banking
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2006	2007	2008	2006	2007	2008
Results of operations (dollars in thousands):
Net interest income (expense)	$940,101	$890,372	$998,898	$1,039,103	$969,989	$1,225,631
Noninterest income (expense)	472,083	479,664	481,512	332,467	366,278	351,166

Total revenue	1,412,184	1,370,036	1,480,410	1,371,570	1,336,267	1,576,797
Noninterest expense (income)	913,981	902,949	1,010,051	581,532	563,597	632,925
Credit expense (income)	25,416	25,233	27,825	95,322	111,019	195,210

Income from continuing operations before income taxes	472,787	441,854	442,534	694,716	661,651	748,662
Income tax expense (benefit)	180,841	169,009	169,269	228,784	201,235	215,197

Income from continuing operations	291,946	272,845	273,265	465,932	460,416	533,465
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income (loss)	$291,946	$272,845	$273,265	$465,932	$460,416	$533,465

Total assets, end of period (dollars in millions):	$17,179	$18,672	$23,234	$25,142	$28,139	$36,632

	Other			Reconciling Items
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2006	2007	2008	2006	2007	2008
Results of operations (dollars in thousands):
Net interest income (expense)	$(131,636)	$(128,164)	$(162,415)	$(9,576)	$(8,817)	$(11,266)
Noninterest income (expense)	14,416	19,585	15,650	(59,752)	(65,988)	(75,672)

Total revenue	(117,220)	(108,579)	(146,765)	(69,328)	(74,805)	(86,938)
Noninterest expense (income)	98,909	148,267	299,944	(36,473)	(40,612)	(46,224)
Credit expense (income)	(125,652)	(55,164)	292,110	(86)	(88)	(145)

Income from continuing operations before income taxes	(90,477)	(201,682)	(738,819)	(32,769)	(34,105)	(40,569)
Income tax expense (benefit)	(122,371)	(62,845)	(241,080)	(12,534)	(13,045)	(15,518)

Income from continuing operations	31,894	(138,837)	(497,739)	(20,235)	(21,060)	(25,051)
Income (loss) from discontinued operations, net of income taxes	(16,541)	34,730	(15,055)	—	—	—

Net income (loss)	$15,353	$(104,107)	$(512,794)	$(20,235)	$(21,060)	$(25,051)

Total assets, end of period (dollars in millions):	$10,322	$8,935	$10,311	$(23)	$(18)	$(56)

	UnionBanCal Corporation
	As of and for the the Year End December 31,
	2006	2007	2008
Results of operations (dollars in thousands):
Net interest income (expense)	$1,837,992	$1,723,380	$2,050,848
Noninterest income (expense)	759,214	799,539	772,656

Total revenue	2,597,206	2,522,919	2,823,504
Noninterest expense (income)	1,557,949	1,574,201	1,896,696
Credit expense (income)	(5,000)	81,000	515,000

Income from continuing operations before income taxes	1,044,257	867,718	411,808
Income tax expense (benefit)	274,720	294,354	127,868

Income from continuing operations	769,537	573,364	283,940
Income (loss) from discontinued operations, net of income taxes	(16,541)	34,730	(15,055)

Net income (loss)	$752,996	$608,094	$268,885

Total assets, end of period (dollars in millions):	$52,620	$55,728	$70,121

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company)

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2007	2008
Assets
Cash and cash equivalents	$158,858	$113,609
Investment in and advances to subsidiaries	5,057,188	7,771,307
Other assets	22,546	66,923

Total assets	$5,238,592	$7,951,839

Liabilities and Stockholder's Equity
Other liabilities	$73,087	$1,624
Medium- and long-term debt	413,092	451,930
Junior subordinated debt payable to subsidiary grantor trust	14,432	13,980

Total liabilities	500,611	467,534
Stockholder's equity	4,737,981	7,484,305

Total liabilities and stockholder's equity	$5,238,592	$7,951,839

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Income:
Cash dividends from bank subsidiary	$922,600	$295,500	$226,000
Cash dividends from nonbank subsidiaries	10,500	21,340	30,000
Interest income on advances to subsidiaries and deposits in bank	19,732	13,484	3,614
Other income	471	1	—

Total income	953,303	330,325	259,614

Expense:
Interest expense	45,834	29,569	14,956
Other expense, net	3,270	3,516	30,906

Total expense	49,104	33,085	45,862

Income before income taxes and equity in undistributed net income of subsidiaries	904,199	297,240	213,752
Income tax benefit	(12,747)	(10,017)	(9,711)

Income before equity in undistributed net income of subsidiaries	916,946	307,257	223,463
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	(195,563)	271,481	59,159
Nonbank subsidiaries	31,613	29,356	(13,737)

Net Income	$752,996	$608,094	$268,885

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 27—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008
Cash Flows from Operating Activities:
Net income	$752,996	$608,094	$268,885
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	163,950	(223,538)	(45,422)
Other, net	18,616	(21,192)	(10,315)

Net cash provided by operating activities	935,562	363,364	213,148

Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(41,195)	(85,444)	(1,123,222)
Repayment of advances to subsidiaries	59,254	195,949	34,955

Net cash provided by (used in) investing activities	18,059	110,505	(1,088,267)

Cash Flows from Financing Activities:
Repayment of medium-term debt	(200,000)	(200,000)	—
Payments of cash dividends	(251,403)	(274,974)	(287,995)
Repurchase of common stock	(451,874)	(137,978)	(2,214)
Capital contribution from BTMU	—	—	1,000,000
Stock options exercised	65,659	36,904	120,079

Net cash provided by (used in) financing activities	(837,618)	(576,048)	829,870

Net increase (decrease) in cash and cash equivalents	116,003	(102,179)	(45,249)
Cash and cash equivalents at beginning of year	145,034	261,037	158,858

Cash and cash equivalents at end of year	$261,037	$158,858	$113,609

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2007 and 2008 (Continued)

Note 28—Summary of Quarterly Financial Information (Unaudited)

        Unaudited quarterly results are summarized as follows:

	2007 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31
Interest income	$723,770	$736,496	$758,495	$773,651
Interest expense	295,341	307,708	331,932	334,051

Net interest income	428,429	428,788	426,563	439,600
Provision for loan losses	4,000	5,000	16,000	56,000
Noninterest income	190,742	201,661	208,187	198,949
Noninterest expense	392,619	383,051	380,847	417,684

Income before income taxes	222,552	242,398	237,903	164,865
Income tax expense	74,405	76,658	87,664	55,627

Income from continuing operations	148,147	165,740	150,239	109,238

Income (loss) from discontinued operations before income tax	2,427	(545)	(23,443)	88,314
Income tax expense (benefit)	963	(159)	(663)	31,882

Income (loss) from discontinued operations	1,464	(386)	(22,780)	56,432

Net income	$149,611	$165,354	$127,459	$165,670

	2008 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31
Interest income	$742,506	$715,957	$740,269	$778,885
Interest expense	281,928	205,399	220,523	218,919

Net interest income	460,578	510,558	519,746	559,966
Provision for loan losses	72,000	95,000	117,000	231,000
Noninterest income	195,396	199,626	198,721	178,913
Noninterest expense	403,206	419,312	443,812	630,366

Income (loss) before income taxes	180,768	195,872	157,655	(122,487)
Income tax expense (benefit)	58,370	61,574	47,549	(39,625)

Income (loss) from continuing operations	122,398	134,298	110,106	(82,862)

Income (loss) from discontinued operations before income tax	(17,585)	3,068	(8,175)	(4,676)
Income tax benefit	(3,777)	(3,979)	(2,899)	(1,658)

Income (loss) from discontinued operations	(13,808)	7,047	(5,276)	(3,018)

Net income (loss)	$108,590	$141,345	$104,830	$(85,880)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
UnionBanCal Corporation:

        We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the Company became a privately held company and a wholly owned subsidiary of The Bank of Tokyo-Mitsubishi, UFJ. Ltd.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
UnionBanCal Corporation:

        We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 6, 2009 expressed an unqualified opinion on those financial statements. Our report includes an emphasis of a matter paragraph related to the Company's privatization transaction during the year ended December 31, 2008, as discussed in Note 2 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California
March 6, 2009

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

        We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2008, the Company's internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that Union Bank, N.A. has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2008.

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
Date: March 6, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

Signature	Title

* Aida M. Alvarez	Director
* David R. Andrews	Director
* Nicholas B. Binkley	Director
* L. Dale Crandall	Director
* Murray H. Dashe	Director
* Richard D. Farman	Director
* Philip B. Flynn	Director
* Christine Garvey	Director
* Michael J. Gillfillan	Director
* Mohan S. Gyani	Director
* Yoshiaki Kawamata	Director
* Nobuo Kuroyanagi	Director
* Mary S. Metz	Director
* J. Fernando Niebla	Director

Signature	Title

* Kyota Omori	Director
* Barbara L. Rambo	Director
* Masaaki Tanaka	Director
* Dean A. Yoost	Director

*By:	/s/ MORRIS W. HIRSCH Morris W. Hirsch Attorney-in-Fact

Dated: March 6, 2009

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(2)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(c)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(3)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
24.1	Power of Attorney(3)
24.2	Resolution of Board of Directors(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated November 4, 2008 (SEC File No. 001-15081).

(2)
Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(3)
Provided herewith.