Form 10-Q
period 2009-03-31
UNIONBANCAL CORP
filed 2009-05-20
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑*    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

        Number of shares of Common Stock outstanding at April 30, 2009: *

        * Effective January 1, 2009, the registrant's filing obligations under the Exchange Act automatically lapsed pursuant to Section 15(d) of the Exchange Act. After such time, the registrant continued to file all reports which would have otherwise been required to be filed by Section 13 or 15(d) of the Exchange Act and, on February 11, 2009, the registrant filed a registration statement on Form 8-A with the Securities and Exchange Commission to register its common stock under Section 12(g) of the Exchange Act.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of The Economic Stimulus Act of 2008, the Financial Stability Plan, the Homeowner Affordability and Stability Plan and the American Recovery and Reinvestment Act of 2009 and other legislation or governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy and changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of quarterly provisions for credit losses will continue during 2009 due to a continued recessionary economic environment and further deterioration in our loan portfolio

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade trends and our delinquency rates compared to the industry average

  •
  Our assessment of economic conditions and trends and credit cycles and their impact on our business

  •
  Net interest income

  •
  The impact of changes in interest rates

  •
  Loan portfolio composition

  •
  Our deposit base

  •
  Our relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers

  •
  Our ability and intent to hold various investment securities

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon and Washington

  •
  The composition and market sensitivity of our securities portfolios, our trading and hedging strategies, prepayment projections and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group, Inc.'s taxable profits on our California State tax obligations and of expected tax credits

  •
  Critical accounting policies and estimates, the impact of recent accounting pronouncements and future recognition of impairments for the fair value of assets

  •
  Expected rates of return and projected results

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

  •
  Our strategies and expectations regarding capital levels and liquidity and intent to fund our operations on an independent basis

  •
  The continued recessionary outlook for the U.S. economy

        There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Item 1A "Risk Factors" of Part II and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2009	Percent Change
Results of operations:
Net interest income(1)	$463,104	$562,620	21.49%
Provision for loan losses	72,000	249,000	nm
Noninterest income	195,396	174,716	(10.58)
Noninterest expense	403,206	521,383	29.31

Income (loss) before income taxes(1)	183,294	(33,047)	nm
Taxable-equivalent adjustment	2,526	2,617	3.60
Income tax expense (benefit)	58,370	(25,856)	nm

Income (loss) from continuing operations	122,398	(9,808)	nm
Loss from discontinued operations, net of taxes	(13,808)	—	100.00

Net income	$108,590	$(9,808)	nm

Balance sheet (end of period):
Total assets(2)	$57,933,325	$68,725,270	18.63%
Total loans	43,499,968	49,441,063	13.66
Nonperforming assets	131,687	834,738	nm
Total deposits	45,240,821	48,878,733	8.04
Medium- and long-term debt	1,963,952	5,140,931	nm
Stockholder's equity	4,713,206	7,475,472	58.61
Balance sheet (period average)(3):
Total assets	$56,632,995	$67,072,499	18.43%
Total loans	42,701,453	49,789,046	16.60
Earning assets	52,188,085	59,626,207	14.25
Total deposits	43,613,754	46,633,173	6.92
Stockholder's equity	4,718,409	7,336,212	55.48
Financial ratios(4):
Return on average assets(3):
From continuing operations	0.87%	(0.06)%
Net income (loss)	0.77	(0.06)
Return on average stockholder's equity(3):
From continuing operations	10.43	(0.54)
Net income	9.26	(0.54)
Efficiency ratio(5)	58.61	65.69
Net interest margin(1)(3)	3.55	3.79
Tangible equity ratio	7.42	7.12
Tier 1 risk-based capital ratio(2)	8.07	8.74
Total risk-based capital ratio(2)	10.97	11.59
Leverage ratio(2)	8.09	8.46
Allowance for loan losses to:(6)
Total loans	1.06	1.76
Nonaccrual loans	367.17	107.41
Allowance for credit losses to:(7)
Total loans	1.29	2.07
Nonaccrual loans	445.20	126.10
Net loans charged off to average total loans(3)	0.11	0.95
Nonperforming assets to total loans and foreclosed assets	0.30	1.69
Nonperforming assets to total assets(2)	0.23	1.21

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
End of period total assets and assets used to calculate all regulatory capital ratios include those of discontinued operations.
(3)
Annualized.
(4)
Average balances presented and used to calculate our financial ratios are based on continuing operations data only, unless otherwise indicated.
(5)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments and low income housing credit (LIHC) investment amortization expense, as a percentage of net interest income (taxable-equivalent basis) and noninterest income, and is calculated for continuing operations only.
(6)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.
(7)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.
nm
= not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands)	2008	2009
Interest Income
Loans	$631,586	$601,842
Securities	105,640	102,897
Interest bearing deposits in banks	128	900
Federal funds sold and securities purchased under resale agreements	2,693	141
Trading account assets	2,459	150

Total interest income	742,506	705,930

Interest Expense
Deposits	220,660	105,038
Federal funds purchased and securities sold under repurchase agreements	15,715	53
Commercial paper	9,792	1,592
Medium- and long-term debt	19,457	27,529
Trust notes	238	238
Other borrowed funds	16,066	11,477

Total interest expense	281,928	145,927

Net Interest Income	460,578	560,003
Provision for loan losses	72,000	249,000

Net interest income after provision for loan losses	388,578	311,003

Noninterest Income
Service charges on deposit accounts	74,736	71,322
Trust and investment management fees	43,388	33,907
Trading account activities	11,012	22,692
Merchant banking fees	11,793	13,832
Brokerage commissions and fees	9,859	8,307
Card processing fees, net	7,764	7,536
Securities losses, net	(2)	—
Other	36,846	17,120

Total noninterest income	195,396	174,716

Noninterest Expense
Salaries and employee benefits	241,670	243,563
Net occupancy	36,202	41,921
Intangible asset amortization	670	40,887
Outside services	17,009	18,834
Regulatory agencies	2,609	17,938
Professional services	14,597	15,938
Equipment	15,347	15,413
Software	14,795	15,038
Foreclosed asset expense	89	886
Provision for losses on off-balance sheet commitments	8,000	26,000
Privatization-related expense	—	26,819
Other	52,218	58,146

Total noninterest expense	403,206	521,383

Income (loss) from continuing operations before income taxes	180,768	(35,664)
Income tax expense (benefit)	58,370	(25,856)

Income (Loss) from Continuing Operations	122,398	(9,808)

Loss from discontinued operations before income taxes	(17,585)	—
Income tax benefit	(3,777)	—

Loss from Discontinued Operations	(13,808)	—

Net Income (Loss)	$108,590	$(9,808)

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009
Assets
Cash and due from banks	$2,071,969	$1,568,578	$1,328,279
Interest bearing deposits in banks	999	2,872,698	2,505,861
Federal funds sold and securities purchased under resale agreements	125,940	63,069	110,083

Total cash and cash equivalents	2,198,908	4,504,345	3,944,223
Trading account assets:
Pledged as collateral	—	6,283	8,295
Held in portfolio	811,509	1,210,496	1,149,832
Securities available for sale:
Pledged as collateral	642,346	54,525	43,374
Held in portfolio	7,667,959	8,140,013	7,506,069
Securities held to maturity (fair value: March 31, 2009, $959,137)	—	—	1,150,342
Loans (net of allowance for loan losses: March 31, 2008, $462,943; December 31, 2008, $737,767; March 31, 2009, $870,185)	43,037,025	48,847,783	48,570,878
Due from customers on acceptances	15,984	23,131	15,077
Premises and equipment, net	486,469	680,004	670,376
Intangible assets, net	5,788	713,485	672,568
Goodwill	355,287	2,369,326	2,369,326
Other assets	2,610,131	3,571,995	2,624,910
Assets of discontinued operations to be disposed or sold	101,919	4	—

Total assets	$57,933,325	$70,121,390	$68,725,270

Liabilities
Noninterest bearing	$13,997,843	$13,566,873	$13,543,015
Interest bearing	31,242,978	32,482,896	35,335,718

Total deposits	45,240,821	46,049,769	48,878,733
Federal funds purchased and securities sold under repurchase agreements	1,785,044	172,758	320,376
Commercial paper	1,299,930	1,164,327	749,381
Other borrowed funds	921,516	8,196,597	3,861,905
Trading account liabilities	629,166	1,034,663	965,105
Acceptances outstanding	15,984	23,131	15,077
Other liabilities	1,214,214	1,685,412	1,304,423
Medium- and long-term debt	1,963,952	4,288,488	5,140,931
Junior subordinated debt payable to subsidiary grantor trust	14,319	13,980	13,867
Liabilities of discontinued operations to be extinguished or assumed	135,173	7,960	—

Total liabilities	53,220,119	62,637,085	61,249,798

Commitments, contingencies and guarantees—See Note 16
Stockholder's Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of March 31, 2008, December 31, 2008 and March 31, 2009	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 157,670,426 shares as of March 31, 2008, 136,330,829 shares as of December 31, 2008 and 136,330,829 shares as of March 31, 2009	157,670	136,331	136,331
Additional paid-in capital	1,167,391	3,195,023	3,195,023
Treasury stock—19,725,529 shares as of March 31, 2008, no shares as of December 31, 2008 and March 31, 2009	(1,202,685)	—	—
Retained earnings	4,949,040	4,964,802	4,954,994
Accumulated other comprehensive loss	(358,210)	(811,851)	(810,876)

Total stockholder's equity	4,713,206	7,484,305	7,475,472

Total liabilities and stockholder's equity	$57,933,325	$70,121,390	$68,725,270

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder's equity
BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income
Net income—For the three months ended March 31, 2008					108,590		108,590
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						75,891	75,891
Net change in unrealized losses on securities available for sale						(153,306)	(153,306)
Foreign currency translation adjustment						(265)	(265)
Net change in pension and other benefits						2,593	2,593

Total comprehensive income (loss)							33,503
EITF 06-4 adjustment					(236)		(236)
Stock options exercised	109,767	110	4,014				4,124
Restricted stock granted, net of forfeitures	1,138	1	(1)				—
Excess tax benefit—stock-based compensation			545				545
Compensation expense—stock options			3,387				3,387
Compensation expense—restricted stock			4,445				4,445
Compensation expense—performance share units and other share-based compensation			1,264				1,264
Common stock repurchased(1)				(101)			(101)
Dividends declared on common stock, $0.52 per share(2)					(71,706)		(71,706)

Net change		111	13,654	(101)	36,648	(75,087)	(24,775)

BALANCE MARCH 31, 2008	157,670,426	$157,670	$1,167,391	$(1,202,685)	$4,949,040	$(358,210)	$4,713,206

BALANCE DECEMBER 31, 2008	136,330,829	$136,331	$3,195,023	$—	$4,964,802	$(811,851)	$7,484,305

Comprehensive income
Net loss—For the three months ended March 31, 2009					(9,808)		(9,808)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges(3)						(12,972)	(12,972)
Net change in unrealized losses on securities(3)						10,490	10,490
Foreign currency translation adjustment						(420)	(420)
Net change in pension and other benefits						3,877	3,877

Total comprehensive income (loss)							(8,833)

Net change		—	—	—	(9,808)	975	(8,833)

BALANCE MARCH 31, 2009	136,330,829	$136,331	$3,195,023	$—	$4,954,994	$(810,876)	$7,475,472

(1)
Common stock repurchased includes commission costs.

(2)
Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.

(3)
Includes amortization of privatization adjustments. See Note 3 to these condensed consolidated financial statements for additional information on the Company's privatization transaction.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$108,590	$(9,808)
Loss from discontinued operations, net of taxes	(13,808)	—

Income (loss) from continuing operations, net of taxes	122,398	(9,808)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	72,000	249,000
Provision for losses on off-balance sheet commitments	8,000	26,000
Depreciation, amortization and accretion	28,058	33,937
Stock-based compensation—stock options and other share-based compensation	9,096	—
Provision for (reversal of) deferred income taxes	16,388	(39,045)
Gains on sales of securities available for sale, net	2	—
Net decrease in accrued expenses	(117,602)	(146,786)
Net (increase) decrease in trading account assets	(208,176)	58,652
Net (decrease) increase in trading account liabilities	278,109	(69,558)
Net increase in prepaid expenses	(1,231)	(28,058)
Net (increase) decrease in fees and other receivables	(100,815)	10,189
Net (decrease) increase in other liabilities	247,156	(251,929)
Net (increase) decrease in other assets	28,529	(39,800)
Loans originated for resale	(94,000)	(64,953)
Net proceeds from sale of loans originated for resale	7,232	8,772
Excess tax benefit—stock-based compensation	(545)	—
Other, net	7,695	8,667
Discontinued operations, net	1,755	(6,027)

Total adjustments	181,651	(250,939)

Net cash provided by (used in) operating activities	304,049	(260,747)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	9,468	5,624
Proceeds from matured and called securities available for sale	342,972	533,465
Purchases of securities available for sale	(455,332)	(1,018,444)
Proceeds from matured securities held to maturity	—	819
Purchases of premises and equipment, net	(28,376)	(19,437)
Net (increase) decrease in loans	(2,230,922)	100,203
Other, net	(30)	(791)
Discontinued operations, net	(100)	—

Net cash used in investing activities	(2,362,320)	(398,561)

Cash Flows from Financing Activities:
Net increase in deposits	2,560,630	2,828,964
Net increase in federal funds purchased and securities sold under repurchase agreements	153,442	147,618
Net decrease in commercial paper and other borrowed funds	(920,829)	(3,749,638)
Proceeds from issuance of medium- and long-term debt	—	1,625,000
Repayment of medium-term debt	—	(750,000)
Common stock repurchased	(101)	—
Payments of cash dividends	(71,756)	—
Stock options exercised	4,669	—
Other, net	(265)	(420)
Discontinued operations, net	9,253	(1,929)

Net cash provided by financing activities	1,735,043	99,595

Net decrease in cash and cash equivalents	(323,228)	(559,713)
Cash and cash equivalents at beginning of period	2,521,633	4,504,345
Effect of exchange rate changes on cash and cash equivalents	503	(409)

Cash and cash equivalents at end of period	$2,198,908	$3,944,223

Cash Paid During the Period For:
Interest	$280,267	$151,187
Income taxes, net	66,640	6,743
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held-to-maturity	$—	$1,144,036
Loans transferred to foreclosed assets (OREO)	4,538	8,602

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

        On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company's issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the transaction, BTMU owned approximately 64 percent of the Company's outstanding shares of common stock.

        See Note 3 to these condensed consolidated financial statements for additional information on the Company's privatization transaction.

Note 2—Recently Issued Accounting Pronouncements

  Business Combinations

        In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), "Business Combinations," which replaces SFAS No. 141. The Statement requires that all business combinations be accounted for under the "acquisition method." The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement was effective January 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." The Statement requires that a noncontrolling interest (formerly minority interest) be measured at fair value at the acquisition date and be presented in the equity section on the balance sheet. The Statement requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions with no resulting gain or loss. If control is lost, the noncontrolling interest is remeasured to fair value and a gain or loss is recorded. The Statement was effective January 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The Statement requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. The Statement also clarifies that derivative instruments are subject to concentration of credit risk disclosures under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The Statement, which applies only to disclosures, was effective January 1, 2009. Disclosures required under this Statement are included in Note 13 to these condensed consolidated financial statements.

  Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." The Statement requires that an entity consider its own assumptions about the renewal or extension period, adjusted for entity-specific factors, when determining the useful life of a recognized intangible asset. In the absence of that experience an entity should consider market participant assumptions. The FSP was effective January 1, 2009. At adoption there was no impact on the Company's financial position or results of operations.

  Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," which expands the disclosure requirements related to an employer's defined benefit pension or other postretirement plan set forth in FAS No. 132 (R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FSP requires additional disclosure information, including how a company makes investment allocation decisions, the fair value of each major category of plan assets and the nature and amount of concentration risk within or across those plan asset categories. Additionally, the FSP requires disclosures about the valuation of plan assets similar to those required in SFAS No. 157, "Fair Value Measurements," including the level within the fair value hierarchy in which fair value measurements of plan assets fall and information about the inputs and valuation techniques used to measure the fair value of plan assets. The FSP, which applies only to disclosures, is effective December 31, 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

        In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that an asset or liability assumed in a business combination that arises from a contingency be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined during the measurement period, the accounting for the acquired contingency should follow the guidance of SFAS No. 5, "Accounting for Contingencies." The FSP was effective January 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires the fair value disclosure of financial instruments mandated by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to be reported for interim periods. The FSP, which applies only to disclosures, is effective for the quarter ending June 30, 2009 with earlier application permitted. The Company did not early adopt the FSP.

  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value under SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for an asset or liability has significantly decreased. The FSP provides factors to consider when determining whether there has been a significant decline in volume or level of activity. The FSP also affirms that the objective of a fair value measurement is the price that would be received to sell an asset in an orderly transaction under current market conditions, even if the market is inactive. The FSP is effective April 1, 2009 with earlier application permitted. The Company did not early adopt the FSP. Management believes that, upon adoption, this FSP will not have a material impact on the Company's financial position or results of operations.

  Recognition and Presentation of Other-Than-Temporary Impairments

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends guidance for the determination and recognition of other-than-temporary impairment related to debt securities. The FSP establishes new criteria for determining whether impairment is other-than-temporary and what portion of any such impairment is recognized in earnings. A company is required to assert whether it intends or it is more likely than not that it will need to sell a security with an unrealized loss before full recovery of the amortized cost basis. If it is likely that a security will be sold prior to full recovery, the security must be written down to its current fair value and the entire loss recognized in earnings immediately. If it is likely that the security will not be sold prior to recovery, but the amortized cost basis will not be collected on a timely basis, the security must be written down to its current fair value. However, in that case, only the credit loss component shall be recognized in earnings immediately with the remaining non-credit related loss portion recorded in other comprehensive income. The FSP is effective

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

April 1, 2009 with earlier application permitted. The Company did not early adopt the FSP. Management believes that, upon adoption, this FSP will not have a material impact on the Company's financial position or results of operations.

        SEC Staff Accounting Bulletin No. 111: Amendment of Topic 5.M.—Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (SAB 111)

        In April 2009, the SEC issued SAB 111 which amends and replaces Topic 5.M. to be consistent with the recently issued guidance in FSP FAS 115-2 and FAS 124-2 on the recognition and presentation of other-than-temporary impairment of debt securities. The new guidance was effective upon issuance. Management believes that, upon adoption, this SAB will not have a material impact on the Company's financial position or results of operations.

Note 3—Privatization

        The privatization transaction was accounted for as a business combination and the purchase price was pushed down to the Company's consolidated financial statements. Accordingly, the purchase price paid by BTMU plus related purchase accounting adjustments were reflected on the Company's consolidated balance sheet as of October 1, 2008. This resulted in a new basis of accounting which reflects an adjustment for the estimated fair value of the Company's assets and liabilities.

        After all of the fair value adjustments to the Company's assets and liabilities were assigned, the remainder of the purchase price was recorded as goodwill. The fair value adjustments are subject to revision for up to one year after the close of the privatization transaction in the event that better estimates are developed based on additional information. As of March 31, 2009, there were no revisions to the fair value adjustments.

        The amortization (accretion) of the fair value adjustments by category for the first quarter of 2009 were $41 million for intangibles, $2 million for premises and equipment, ($33) million for loans, $4 million for cash flow hedges, ($7) million for securities and $1 million for debt.

        During the first quarter of 2009, the Company recorded expenses for the privatization transaction of $26.8 million, which primarily consisted of compensation expense for amortization of bridge award compensation.

Note 4—Securities Held-to-Maturity

        The Company's asset-backed securities primarily consist of collateralized loan obligations (CLO) securities, which are known as Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, management reassessed the classification of its CLOs. On February 28, 2009, the Company reclassified its CLOs, which totaled $1.1 billion at fair value, from available for sale to held-to-maturity. The related unrealized pre-tax loss of $589 million included in accumulated other comprehensive income (OCI) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. The Company considers the held-to-maturity classification to be more appropriate because the Company has the ability and the intent to hold these securities to maturity.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees (costs) of ($14) million, $14 million and $23 million, at March 31, 2008, December 31, 2008 and March 31, 2009, respectively, is as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009
Commercial, financial and industrial	$15,727,520	$18,469,023	$17,902,431
Construction	2,556,946	2,744,062	2,781,192
Mortgage:
Residential	14,174,964	15,880,835	15,998,637
Commercial	7,509,765	8,186,388	8,233,371

Total mortgage	21,684,729	24,067,223	24,232,008
Consumer:
Installment	1,447,329	2,201,602	2,336,931
Revolving lines of credit	1,287,656	1,435,494	1,451,193

Total consumer	2,734,985	3,637,096	3,788,124
Lease financing	644,922	645,765	662,295

Total loans held to maturity	43,349,102	49,563,169	49,366,050
Total loans held for sale	150,866	22,381	75,013

Total loans	43,499,968	49,585,550	49,441,063
Allowance for loan losses	462,943	737,767	870,185

Loans, net	$43,037,025	$48,847,783	$48,570,878

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2008	2009
Allowance for loan losses, beginning of period	$402,726	$737,767
Loans charged off	13,101	117,883
Recoveries of loans previously charged off	1,575	1,505

Total net loans charged off	11,526	116,378
Provision for loan losses	72,000	249,000
Foreign translation adjustment	(257)	(204)

Allowance for loan losses, end of period	462,943	870,185
Allowance for losses on off-balance sheet commitments	98,374	151,374

Allowances for credit losses, end of period	$561,317	$1,021,559

        Nonaccrual loans totaled $126.1 million and $810.1 million at March 31, 2008 and 2009, respectively. There were $0.6 million and $2.8 million of troubled debt restructured loans at March 31, 2008 and 2009, respectively. Effective January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, $120 million in nonaccrual loans have been disclosed within these loan categories. Loans 90 days or more past due and still accruing totaled $29.8 million and $23.6 million at March 31, 2008 and 2009, respectively.

Note 6—Goodwill and Intangible Assets

        As part of the Company's privatization transaction, the Company recorded goodwill of $2,014 million and intangible assets of $752 million. See Note 3 to these condensed consolidated financial statements for information on the Company's privatization transaction.

  Goodwill

        There were no changes in the carrying amount of goodwill during the three months ended March 31, 2008 and 2009.

        The Company completed its annual goodwill impairment analysis as of January 1, 2009 and concluded that no impairment exists.

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at March 31, 2008 and 2009.

	March 31, 2008			March 31, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,114	$(37,326)	$5,788	$619,398	$(117,949)	$501,449
Trade name	—	—	—	108,733	(1,369)	107,364
Customer relationships	—	—	—	53,761	(2,375)	51,386
Other	—	—	—	9,555	(814)	8,741

Subtotal—intangibles with a definite useful life	$43,114	$(37,326)	$5,788	$791,447	$(122,507)	$668,940

Other intangibles with an indefinite useful life	—	—	—	3,628	—	3,628

Total intangibles	$43,114	$(37,326)	$5,788	$795,075	$(122,507)	$672,568

        Total amortization expense for the three months ended March 31, 2008 and 2009 was $0.7 million and $40.9 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense at March 31, 2009 is as follows.

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total identifiable intangible assets
Estimated amortization expense for the years ending:
Remaining 2009	$115,092	$2,060	$3,156	$1,147	$121,455
2010	114,029	2,747	4,246	1,565	122,587
2011	88,016	2,747	3,968	1,558	96,289
2012	69,259	2,747	3,679	1,558	77,243
2013	44,743	2,747	3,436	1,559	52,485
Thereafter	70,310	94,316	32,901	1,354	198,881

Total estimated amortization expense	$501,449	$107,364	$51,386	$8,741	$668,940

Note 7—Employee Pension and Other Postretirement Benefits

        The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2008 and 2009.

	Pension Benefits		Other Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in thousands)	2008	2009	2008	2009
Components of net periodic benefit cost
Service cost	$13,047	$13,616	$2,098	$2,332
Interest cost	19,494	20,811	2,943	3,055
Expected return on plan assets	(33,408)	(35,219)	(3,362)	(2,501)
Amortization of prior service cost	—	—	(25)	(16)
Amortization of transition amount	—	—	508	328
Recognized net actuarial loss	2,637	3,055	1,079	2,153

Total net periodic benefit cost	$1,770	$2,263	$3,241	$5,351

        For further discussion of the Company's employee pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company's 2008 Form 10-K.

Note 8—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Other Noninterest Income and Noninterest Expense (Continued)

Other Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2008	March 31, 2009
(Dollars in thousands)			Amount	Percent
Gains (losses) on private capital investments, net	$1,070	$(2,121)	$(3,191)	nm %
Gain on the VISA IPO redemption	14,211	—	(14,211)	(100.0)
Other	21,565	19,241	(2,324)	(10.8)

Total other noninterest income	$36,846	$17,120	$(19,726)	(53.5)%

nm
= not meaningful

Other Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2008	March 31, 2009
(Dollars in thousands)			Amount	Percent
Advertising and public relations	$8,099	$10,621	$2,522	31.1%
Low income housing credit investment amortization	9,139	10,166	1,027	11.2
Communications	9,375	8,718	(657)	(7.0)
Data processing	7,076	8,575	1,499	21.2
Other	18,529	20,066	1,537	8.3

Total other noninterest expense	$52,218	$58,146	$5,928	11.4%

Note 9—Income Taxes

        The following table is an analysis of the effective tax rate on continuing operations:

	For the Three Months ended March 31,
	2008	2009
Federal income tax rate	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	3	(9)
Tax credits	(7)	47
Tax-exempt interest income	(1)	5
FIN No. 48 unrecognized tax benefits	2	(5)

Effective tax rate	32%	73%

        The increase in the effective tax rate from the first quarter of 2008 was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes. The Company's effective tax rate for the first quarter of 2009 may not be indicative of the effective tax

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Income Taxes (Continued)

rate for future quarters and the full year. In addition, the quarterly effective tax rate in 2009 is being computed on an individual quarterly basis, as compared to the Company's historical computation, which was based on an estimated average effective tax rate for the year. During 2009, the effective tax rate, which will be impacted by expected tax credits, is expected to vary from quarter to quarter in relation to changes in the Company's pre-tax income or loss.

Note 10—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 2.69%, 0.53% and 0.10% at March 31, 2008, December 31, 2008 and March 31, 2009, respectively(1)	$1,785,044	$172,758	$320,376
Commercial paper, with weighted average interest rates of 2.61%, 1.48%, and 0.77% at March 31, 2008, December 31, 2008 and March 31, 2009, respectively(1)	1,299,930	1,164,327	749,381
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 4.56%, 2.22% and 1.13% at March 31, 2008, December 31, 2008 and March 31, 2009, respectively(1)	1,000	1,850,000	650,000
Term federal funds purchased, with weighted average interest rates of 3.12%, 2.60% and 0.97% at March 31, 2008, December 31, 2008 and March 31, 2009, respectively(1)	840,909	1,230,060	105,500
Federal Reserve Bank Term Borrowings, with weighted average interest rates of 0.79% and 0.25% at December 31, 2008 and March 31, 2009, respectively(1)	—	5,000,000	3,000,000
All other borrowed, with weighted average interest rates of 3.60%, 5.42% and 1.67% at March 31, 2008, December 31, 2008 and March 31, 2009, respectively(1)	79,607	116,537	106,405

Total borrowed funds	$4,006,490	$9,533,682	$4,931,662

(1)
Weighted average interest rates provided relate to external funding and do not reflect expense (earning) allocated on net funding to (from) discontinued operations. For further information, see Note 15 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt and long-term subordinated debt:

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009
Medium-Term senior debt:
Floating rate notes due March 2009. These notes bear interest at 0.02% above 3-month London Interbank Offered Rate (LIBOR)	$750,000	$750,000	$—
Federal Home Loan Bank Advances: Floating, which is at a spread above 3-month LIBOR, or fixed rate, at a weighted average rate of 3.21% at December 31, 2008 and 2.42% at March 31, 2009	—	2,276,000	2,901,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 1.40% at March 31, 2009	—	—	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 1.52% at March 31, 2009	—	—	500,000
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	429,047	451,930	445,167
Fixed rate 5.95% notes due May 2016	784,905	810,558	794,764

Total medium- and long-term debt	$1,963,952	$4,288,488	$5,140,931

        In March 2009, the Company's $750 million of floating rate notes matured at par plus accrued interest.

        In October 2008, the Federal Deposit Insurance Corporation (FDIC) established the Temporary Liquidity Guarantee (TLG) Program. On March 16, 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes under the TLG Program with the proceeds thereof to be used for general corporate purposes. Of the $1.0 billion of senior notes, $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.08% per annum and mature on March 16, 2011 (2011 Notes). The remaining $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.20% per annum and mature on March 16, 2012 (2012 Notes). In connection with the FDIC guarantee under the TLG Program, a fee of 1% per annum is charged on the $1.0 billion of senior notes. The interest on the 2011 Notes and the 2012 Notes is payable and reset quarterly on the 16th of March, June, September and December of each year.

        Under the TLG Program, the Bank's senior unsecured debt with a maturity date greater than 30 days and issued between October 14, 2008 and June 30, 2009 is guaranteed by the full faith and credit of the United States. As of March 31, 2009, the Company had $1.3 billion of remaining capacity to issue guaranteed debt under the TLG Program through June 30, 2009. The FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. Effective March 23, 2009, the FDIC adopted an Interim Rule that extends the TLG Program issuance date through October 31, 2009 and the final maturity date from June 30, 2012 to December 31, 2012.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," for all fair value measurements required for financial assets and liabilities. After deferring the effective date for one year under FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," the Company has adopted the standard effective January 1, 2009 for nonrecurring measurements of fair value for non-financial assets and liabilities, such as goodwill, intangible assets and other real estate owned. At adoption, there was no effect on the Company's financial position or results of operations.

  Fair Value Hierarchy

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy established under SFAS No. 157. This hierarchy is based on the quality and reliability of the information used to determine fair value.

  Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities. Since the valuations are based on quoted prices that are readily available in an active market, they do not entail a significant degree of judgment.

  Level 2: Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

  Level 3: Valuations are based on at least one unobservable input that is supported by little or no market activity and is significant to the fair value measurement. Values are determined using pricing models and discounted cash flow models that include management judgment and estimation which may be significant.

        In assigning the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. The level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Therefore, an item may be classified in Level 3 even though there may be many significant inputs that are readily observable.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, December 31, 2008 and March 31, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy.

	March 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$5,028	$829,020	$—	$(22,539)	$811,509
Securities available for sale	809,301	6,006,901	1,494,114	—	8,310,316
Other assets(2)	—	322,590	—	(59,922)	262,668

Total assets	$814,329	$7,158,511	$1,494,114	$(82,461)	$9,384,493

Liabilities
Trading account liabilities	$3,392	$708,235	$—	$(82,461)	$629,166

Total liabilities	$3,392	$708,235	$—	$(82,461)	$629,166

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
(2)
Other financial assets include nontrading derivative assets.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value of Financial Instruments (Continued)

	March 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$48,275	$1,167,710	$—	$(57,858)	$1,158,127
Securities available for sale	826,652	6,718,060	4,731	—	7,549,443
Other assets(2)	—	130,045	—	(47,475)	82,570

Total assets	$874,927	$8,015,815	$4,731	$(105,333)	$8,790,140

Liabilities
Trading account liabilities	$21,126	$1,049,312	$—	$(105,333)	$965,105

Total liabilities	$21,126	$1,049,312	$—	$(105,333)	$965,105

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
(2)
Other assets include nontrading derivative assets.

        The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 and 2009. Level 3 available for sale securities at March 31, 2009 primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

	For the Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2009
Balance, beginning of period	$1,765,497	$1,203,092
Total gains/(losses) (realized/unrealized):
Included in income before taxes	61	20
Included in other comprehensive loss	(271,432)	(54,749)
Purchases, issuances and settlements	(12)	126
Transfers in/out Level 3(1)	—	(1,143,758)

Balance, end of period	$1,494,114	$4,731

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at period end	$29	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held-to-maturity. Held-to-maturity securities are not measured at fair value and therefore are not subject to the SFAS No. 157 disclosure guidance.

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. The following tables present the carrying value of financial instruments by level

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value of Financial Instruments (Continued)

within the fair value hierarchy as of March 31, 2008, December 31, 2008 and March 31, 2009, for which a nonrecurring change in fair value has been recorded.

	March 31, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2008
Loans.	$20,911	$—	$5,394	$15,517	$(394)
Other assets	1,102	—	—	1,102	(957)

Total.	$22,013	$—	$5,394	$16,619	$(1,351)

	December 31, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Loans	$41,074	$—	$—	$41,074
Other assets	16,239	—	—	16,239

Total	$57,313	$—	$—	$57,313

	March 31, 2009
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2009
Loans	$178,859	$—	$—	$178,859	$(40,290)
Other assets	14,959	—	—	14,959	(3,404)

Total	$193,818	$—	$—	$193,818	$(43,694)

        Loans include residential mortgage and commercial loans held for sale measured at the lower of cost or fair value and loans impaired under SFAS No. 114 that are valued based on the fair value of the underlying collateral. The fair value of the fixed-rate residential mortgage loans was determined using whole loan forward prices obtained from government sponsored enterprises. The fair value of commercial loans was determined using market pricing for similar assets, adjusted for management judgment. The fair value of SFAS No. 114 loans was determined based on appraised values of the underlying collateral. Other assets include private equity and CRA related investments that were written down to fair value during the period as a result of impairments and, as of March 31, 2009, include OREO that was measured at fair value subsequent to the initial classification as foreclosed properties. The fair value of private equity and CRA related investments was estimated based on the underlying company's current and projected financial performance. The fair value of OREO was primarily based on independent appraisals.

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging

        The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company's operating results due to market fluctuations in currency and/or interest rates.

        Credit and market risks are inherent in derivative instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract,

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

which exceeds the value of the existing collateral, if any. The Company utilizes master netting agreements in order to reduce its exposure to credit risk. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of default. Additionally, the Company establishes a credit reserve for potential losses in the event of counterparty default. This reserve is reflected in the fair value amount of the derivative instruments. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

        On a limited basis, the Company also enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. For further information on this guarantee, see Note 16 to these condensed consolidated financial statements.

        Derivatives are used to manage exposure to interest rate and foreign currency risk, generate profits from proprietary trading and assist customers with their risk management objectives. The Company designates derivative instruments as those used for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," hedge accounting purposes, trading or economic hedge purposes based on SFAS No. 133. All derivative instruments are recognized as assets or liabilities on the condensed consolidated balance sheet at fair value.

        The table below presents the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated by derivative instruments designated and qualifying as hedging instruments under SFAS No. 133 and all other derivative instruments as of March 31, 2009.

	March 31, 2009
	Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts(2)	Other assets	$130,045	Other liabilities	$—

Total derivatives designated as hedging instruments under SFAS No. 133:		$130,045		$—

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Trading account assets	$84,712	Trading account liabilities	$59,238
Energy contracts	Trading account assets	368,292	Trading account liabilities	367,491
Interest rate contracts	Trading account assets	649,688	Trading account liabilities	618,880
Equity contracts	Trading account assets	1,900	Trading account liabilities	1,900
Other contracts	Other assets	157	Other liabilities	(1,080)

Total derivatives not designated as hedging instruments under SFAS No. 133		$1,104,749		$1,046,429

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting agreements.
(2)
Includes unamortized premium of $7.7 million related to terminated contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At March 31, 2009, the aggregate fair value of all derivative instruments with credit-risk- related contingent features that are in a liability position was $398.5 million for which the Company has posted collateral of $259.0 million in the normal course of business. If all of the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, the Company would be required to provide an additional $139.5 million of collateral to settle these contracts.

  Derivatives used in Asset and Liability Management

        Derivative instruments are integral components of the Company's asset and liability management activities. The Company uses interest rate derivatives to manage the Company's net interest income sensitivity to changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit and subordinated debt. The following describes the significant hedging strategies of the Company.

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future loan interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of similar variable rate loans such that the reset tenor of the variable rate loans and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At March 31, 2009, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 2 years.

        The Company uses purchased interest rate floors to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Payments received under the floor contract offset the decline in loan interest income if the relevant LIBOR index falls below the floor's strike rate.

        The Company uses interest rate floor corridors to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income if the relevant LIBOR index falls below the corridor's upper strike rate, but only to the extent the index remains above the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor's lower strike rate.

        The Company uses interest rate collars to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Net payments received under the collar contract offset declines in loan interest income if the relevant LIBOR index falls below the collar's floor strike rate, while net payments paid reduce the increase in loan interest income if the LIBOR index rises above the collar's cap strike rate.

        The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in loan

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in the relevant LIBOR index.

        The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the change in interest rates based on 3-month LIBOR, which is consistent with the CDs' original term to maturity and reflects their repricing frequency. Net payments to be received under the cap contract offset increases in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

        The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges changes in interest rates, either 1-month, 3-month, or 6-month LIBOR, based on the original term to maturity of the CDs. Net payments received under the cap corridor contract offset increases in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate, but only to the extent the index does not exceed the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

        Hedging transactions are structured at inception so that the notional amounts of the hedging instruments are matched to an equal principal amount of loans or CDs, the index and repricing frequencies of the hedging instruments match those of the loans or CDs, and the period in which the designated hedged cash flows occurs is equal to the term of the hedge. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedging instruments versus those of the loans or CDs.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. At March 31, 2009, the total notional amount of the Company's cash flow hedges was $5.0 billion. Based upon amounts included in accumulated other comprehensive income at March 31, 2009, the Company expects to realize approximately $82.6 million in net interest income during the twelve months ending March 31, 2010. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following table presents the amount and location of the gains and losses recorded in the company's condensed consolidated statement of income for derivatives designated as cash flow hedges for the three months ended March 31, 2009.

	For the Three Months Ended March 31, 2009
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)		Location	Amount	Location	Amount
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
		Interest Income	$32,138
Interest rate contracts	$6,982	Interest Expense	(26)	Noninterest Expense	$14

Total	$6,982		$32,112		$14

  Fair Value Hedges

  Hedging Strategy for Subordinated Debt

        In the first quarter of 2009, the Company terminated all of its interest rate swaps, which were previously used to hedge subordinated debt. The notional amount of the terminated swaps was $950 million. These swaps were not replaced. As a result of the termination, the Company received $167.7 million in cash, which is treated as a deferred gain and recognized over the remaining contractual life of the swaps prior to termination.

  Trading Derivatives and Economic Hedges

        Derivative instruments classified as trading include both derivatives entered into for the Company's own account and as an accommodation for customers. Derivatives held for trading purposes are included in trading assets or trading liabilities with changes in fair value reflected in trading income or losses. The majority of the Company's derivative transactions for customers were essentially offset by contracts with third parties that reduce or eliminate market risk exposures. At March 31, 2009, the total notional amount of the Company's derivatives classified as trading was $30.3 billion.

        Derivatives used for economic hedges but not designated in a hedging relationship for accounting purposes, are included in derivative assets or derivative liabilities and include CDs tied to the changes in the Standard and Poor's 500 Index (S&P 500).

        The Company engages in an economic hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the S&P 500, are exchanged for a fixed rate of interest. The Company accounts for the derivative embedded in the CD separately at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is recorded at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense. At March 31, 2009, the total notional amount of these derivatives was $6.5 million.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        Beginning in late 2008, the Company began offering market-linked certificates of deposit. The terms of the market-linked CD allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to the S&P 500. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter call option. Both the embedded derivative and call option are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities. At March 31, 2009, the total notional amount of these derivatives was $53.9 million.

        The following table presents the amount and location of the gains and losses reported in the condensed consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the three months ended March 31, 2009.

	For the Three Months Ended March 31, 2009
	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in thousands)	Location	Amount
Derivatives not Designated as Hedging Instruments under SFAS No. 133: Interest rate contracts	Trading account activities	$4,557
Foreign exchange contracts	Trading account activities	8,071
Energy contracts	Trading account activities	4,335
Equity contracts	Trading account activities	427
Other contracts	Interest expense	(38)

Total		$17,352

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$132,005	$(50,492)	$81,513
Reclassification adjustment for net losses on hedges included in net income	(9,105)	3,483	(5,622)

Net change in unrealized losses on hedges	122,900	(47,009)	75,891

Securities:
Unrealized holding losses arising during the period on securities available for sale	(248,267)	94,962	(153,305)
Reclassification adjustment for net gains on securities available for sale included in net income	(2)	1	(1)

Net change in unrealized losses on securities	(248,269)	94,963	(153,306)

Foreign currency translation adjustment	(429)	164	(265)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	508	(194)	314
Amortization of transition amount	(25)	9	(16)
Recognized net actuarial loss	3,716	(1,421)	2,295

Net change in pension and other benefits	4,199	(1,606)	2,593

Net change in accumulated other comprehensive loss	$(121,599)	$46,512	$(75,087)

For the Three Months Ended March 31, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$6,982	$(2,743)	$4,239
Less: accretion of fair value adjustment	3,765	(1,441)	2,324
Less: Reclassification adjustment for net gains on hedges included in net income	(32,112)	12,577	(19,535)

Net change in unrealized gains on hedges	(21,365)	8,393	(12,972)

Securities:
Unrealized holding gains arising during the period on securities available for sale	16,738	(6,576)	10,162
Less: accretion of fair value adjustment on securities available for sale	(6,788)	2,666	(4,122)
Less: accretion of net unrealized losses on securities held-to-maturity	7,330	(2,880)	4,450

Net change in unrealized losses on securities	17,280	(6,790)	10,490

Foreign currency translation adjustment	(692)	272	(420)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(16)	6	(10)
Amortization of transition amount	328	(129)	199
Recognized net actuarial loss	6,074	(2,386)	3,688

Net change in pension and other benefits	6,386	(2,509)	3,877

Net change in accumulated other comprehensive loss	$1,609	$(634)	$975

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Accumulated Other Comprehensive Loss (Continued)

        The following table presents accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the period	75,891	(153,306)	(265)	2,593	(75,087)

Balance, March 31, 2008	$99,454	$(282,469)	$475	$(175,670)	$(358,210)

Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the period	(12,972)	10,490	(420)	3,877	975

Balance, March 31, 2009	$60,336	$(342,220)	$(1,533)	$(527,459)	$(810,876)

Note 15—Discontinued Operations

        The Company's discontinued operations consist of two separate businesses: retirement recordkeeping business and insurance brokerage services. The retirement recordkeeping business (RRB) was sold in the fourth quarter of 2007 to Prudential Retirement, a subsidiary of Prudential Financial, Inc., for $103.0 million. The Company recorded a pre-tax gain of $94.7 million, net of $2.1 million in transaction costs and a $6.2 million elimination of intangible assets, consisting of goodwill of $4.8 million and other intangibles of $1.4 million attributed to this business. The RRB was previously included in the Retail Banking reportable business segment.

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

        Substantially all of the assets and liabilities of the retirement recordkeeping and insurance brokerage businesses were liquidated by the end of the first quarter of 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Discontinued Operations (Continued)

  Retirement Recordkeeping Business Discontinued Operations

        At March 31 and December 31, 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

(Dollars in thousands)	March 31, 2008	December 31, 2008
Assets
Premises and equipment	$615	$—
Other assets	10,198	—

Assets of discontinued operations to be disposed or sold	$10,813	$—

Liabilities
Interest bearing deposits	$107,770	$1,929
Other liabilities	10,629	5,217

Liabilities of discontinued operations to be extinguished or assumed	$118,399	$7,146

        The components of income from the RRB discontinued operations for the three months ended March 31, 2008 are presented in the table below. There was no impact in 2009.

(Dollars in thousands)	For the Three Months Ended March 31, 2008
Net interest income	$837
Noninterest income	11,001
Noninterest expense	12,069

Loss from discontinued operations before income taxes	(231)
Income tax benefit	(69)

Loss from discontinued operations	$(162)

        The RRB's net interest income for the three months ended March 31, 2008 included the allocation of interest income (based on its average net liabilities) of $0.9 million. Noninterest income for the three months ended March 31, 2008 included trust fees of $3.3 million and $7.7 million in servicing revenues from Prudential. For the three months ended March 31, 2008, noninterest expense included salaries and benefits expense of $6.6 million.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Discontinued Operations (Continued)

  Insurance Brokerage Business Discontinued Operations

        At March 31 and December 31, 2008, the assets and liabilities identified as the IBB discontinued operations consisted of the following:

(Dollars in thousands)	March 31, 2008	December 31, 2008
Assets
Cash and due from banks	$3	$—
Securities available for sale	11	—
Premises and equipment	3,950	—
Intangible assets	11,433	—
Goodwill	74,700	—
Other assets	1,009	4

Assets of discontinued operations to be disposed or sold	$91,106	$4

Liabilities
Other borrowed funds	$3	$—
Other liabilities	16,771	814

Liabilities of discontinued operations to be extinguished or assumed	$16,774	$814

        The components of income from the IBB discontinued operations for the three months ended March 31, 2008 are presented in the table below. There was no impact in 2009.

(Dollars in thousands)	For the Three Months Ended March 31, 2008
Net interest expense	$(780)
Noninterest income	17,222
Noninterest expense	33,796

Loss from discontinued operations before income taxes	(17,354)
Income tax benefit	(3,708)

Loss from discontinued operations	$(13,646)

        The IBB's net interest expense for the three months ended March 31, 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the three months ended March 31, 2008 included insurance commissions of $17.2 million. Noninterest expense for the three months ended March 31, 2008 included salaries and benefits expense of $11.7 million and an $18.7 million goodwill impairment charge. This charge was recorded when the Company determined that the value of the net assets was greater than the fair value of IBB, which was based on indicative prices for insurance agencies.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	March 31, 2009
Commitments to extend credit	$21,354,492
Standby letters of credit	4,722,269
Commercial letters of credit	56,919
Risk participations in bankers' acceptances	17,041
Commitments to fund principal investments	112,150
Commitments to fund low-income housing credit (LIHC) investments	155,381

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2009, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $5.2 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

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

        The Company invests in either guaranteed or unguaranteed LIHC investments. The guaranteed LIHC investments carry a minimum rate of return guarantee by a creditworthy entity. The unguaranteed LIHC investments carry partial guarantees covering the timely completion of projects, availability of tax credits and

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

operating deficit thresholds from the issuer. For these LIHC investments, the Company has committed to provide additional funding as stipulated by its investment participation.

        The Company is a fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of March 31, 2009, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $203.9 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $7.2 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program facilitates the sale of the commercial paper. As of March 31, 2009, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $763.8 million. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit placed with the Bank. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of March 31, 2009, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.7 billion at March 31, 2009. The market value of the associated collateral was $1.8 billion at March 31, 2009. As of March 31, 2009, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2009, the maximum exposure to loss under these contracts totaled $81.7 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at March 31, 2009 the Company had a maximum exposure to loss under these contracts with a low, moderate, and high risk of

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

payment exposure of $22.8 million, $48.2 million, and $10.6 million, respectively. At March 31, 2009, the Company maintained a reserve of $2.7 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company had a liability of $4.3 million and $4.9 million at December 31, 2008 and March 31, 2009, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The increase in this liability from December 31, 2008 to March 31, 2009 was primarily due to the revised assessment of the likely settlement amount in the interchange fee litigation. The $4.9 million liability represents the Company's estimate of the fair value of its proportionate share of the sum of Visa's remaining amounts owed to American Express and Discover Card under previously executed settlement agreements plus the Company's estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa. At March 31, 2009, the risk that the Company would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Note 17—Business Segments

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        As part of the Company's privatization transaction in 2008, goodwill of $980 million and $1,034 million was recorded in the reportable business segments Retail Banking and Wholesale Banking, respectively. See Note 3 to these condensed consolidated financial statements for further detail on the Company's privatization transaction.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals, professional service firms and small businesses, delivered generally through a network of branches, private banking offices and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as trust, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At March 31, 2008 and 2009, Retail Banking had $217.4 million and $1.2 billion, respectively, of goodwill.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At March 31, 2008 and 2009, Wholesale Banking had $137.9 million and $1.2 billion, respectively, of goodwill.

        The information, set forth in the table that follows, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the table, within total assets, are the amounts of goodwill for both reportable business segments as of March 31, 2008 and 2009.

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

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the unallocated equity capital and allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. The discontinued operations consist of two separate businesses: retirement recordkeeping services and insurance brokerage services. For further detail on discontinued operations, see Note 15 to these condensed consolidated financial statements. Except as discussed above, none of the items in "Other" is significant to the Company's business.

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

Note 17—Business Segments (Continued)

        The reportable business segment results for prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, discontinued operations and the market view contribution.

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$221,026	$248,706	$257,542	$343,075
Noninterest income (expense)	120,662	105,251	77,661	84,677

Total revenue	341,688	353,957	335,203	427,752
Noninterest expense (income)	231,471	287,370	147,717	174,798
Credit expense (income)	6,439	7,779	37,152	68,601

Income (loss) from continuing operations before income taxes	103,778	58,808	150,334	184,353
Income tax expense (benefit)	39,695	22,994	41,638	50,576

Income (loss) from continuing operations	64,083	35,814	108,696	133,777
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$64,083	$35,814	$108,696	$133,777

Total assets, end of period—Market View (dollars in millions):	$19,077	$23,529	$30,020	$34,231

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2008	2009	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(16,068)	$(29,484)	$(1,922)	$(2,294)	$460,578	$560,003
Noninterest income (expense)	14,346	2,949	(17,273)	(18,161)	195,396	174,716

Total revenue	(1,722)	(26,535)	(19,195)	(20,455)	655,974	734,719
Noninterest expense (income)	34,297	70,488	(10,279)	(11,273)	403,206	521,383
Credit expense (income)	28,434	172,681	(25)	(61)	72,000	249,000

Income (loss) from continuing operations before income taxes	(64,453)	(269,704)	(8,891)	(9,121)	180,768	(35,664)
Income tax expense (benefit)	(19,562)	(95,860)	(3,401)	(3,566)	58,370	(25,856)

Income (loss) from continuing operations	(44,891)	(173,844)	(5,490)	(5,555)	122,398	(9,808)
Loss from discontinued operations, net of income taxes	(13,808)	—	—	—	(13,808)	—

Net income (loss)	$(58,699)	$(173,844)	$(5,490)	$(5,555)	$108,590	$(9,808)

Total assets, end of period—Market View (dollars in millions):	$8,882	$11,103	$(46)	$(138)	$57,933	$68,725

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

        You should read the following discussion and analysis of our consolidated financial condition and results of operations for the period ended March 31, 2009 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their condensed consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We had consolidated assets of approximately $69 billion at March 31, 2009.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by the Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock. Refer to Note 3 to our condensed consolidated financial statements for further information on UnionBanCal's privatization transaction.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2009 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Overall financial market conditions continued to deteriorate and afflict the banking industry in the first quarter of 2009. Despite the challenging and uncertain market conditions, we continued to generate loan and deposit growth, as well as grow net interest income. In the first quarter of 2009, our average total loans grew 17 percent from the first quarter of 2008 to $49.8 billion. This strong growth was spread across all major categories, including commercial, residential real estate and commercial real estate, due to increased loan demand and reduced competition.

        During the first quarter of 2009, we provided $275 million for our allowances for credit losses compared to $80 million in the first quarter of 2008. The increase was primarily attributable to higher criticized assets and increases in certain loss factors related to our consumer and small business portfolios. We anticipate a continued recessionary environment during the remainder of 2009, resulting in additional deterioration in our loan portfolio. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $437 million and $835 million at December 31, 2008 and March 31, 2009, respectively. The increase in nonperforming assets was primarily due to increases in the commercial and industrial portfolio of $87 million, construction portfolio of $119 million, commercial real estate portfolio of $69 million and residential mortgage portfolio of $102 million. (See discussion below in "Nonperforming Assets" regarding our accounting policy change related to nonaccrual status of residential mortgage loans.) Net charge offs were $116 million in the first quarter of 2009, compared to $12 million in the first quarter of 2008.

        At December 31, 2008 and March 31, 2009, our allowances for credit losses as a percent of total loans were 1.74 percent and 2.07 percent, respectively. At December 31, 2008 and March 31, 2009, our allowances for credit losses as a percent of nonaccrual loans were 208 percent and 126 percent, respectively. At December 31, 2008 and March 31, 2009, our allowance for loan losses as a percent of total loans were 1.49 percent and 1.76 percent, respectively. At December 31, 2008 and March 31, 2009, our allowance for loan losses as a percent of nonaccrual loans were 178 percent and 107 percent, respectively.

        In the first quarter of 2009, our average noninterest bearing deposits declined 1 percent compared to the first quarter of 2008 to $12.5 billion. The decline was primarily due to lower title and escrow deposits resulting from reduced residential real estate activity. Average interest bearing deposits increased by 10 percent in the first quarter of 2009 compared to the first quarter of 2008 to $34.1 billion. The increase was primarily due to higher transaction accounts, partially offset by lower large time deposits. Average noninterest bearing deposits represented 27 percent of average total deposits in the first quarter of 2009, compared to 29 percent in the first quarter of 2008. The annualized average all-in-cost of funds improved to 1.03 percent, compared to 2.26 percent in the first quarter of 2008.

        In the first quarter of 2009, our net interest income increased 21 percent from the first quarter of 2008 to $563 million, primarily due to lower rates paid on interest bearing liabilities, and strong loan growth, partially offset by lower yields on earning assets.

        In the first quarter of 2009, our noninterest income declined 11 percent from the first quarter of 2008 to $175 million primarily due to a $14.2 million pre-tax gain on the partial redemption of Visa Inc. common stock recorded in the first quarter of 2008.

        In the first quarter of 2009, our noninterest expense grew by 29 percent from the first quarter of 2008 to $521 million. The increase was primarily due to privatization-related expenses and related intangible asset amortization, higher regulatory agencies expenses resulting from the industry-wide FDIC deposit insurance assessment rate increase, and higher provision for losses on off-balance sheet commitments.

        Our effective tax rate was 72.5 percent in the first quarter of 2009, compared to 32.3 percent in the first quarter of 2008. The increase in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes.

        In the fourth quarter of 2008, we elected to participate in the voluntary Temporary Liquidity Guarantee (TLG) Program established by the FDIC in October 2008. Under the TLG Program, all senior unsecured debt issued by insured depository institutions between October 14, 2008 and June 30, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. In the first quarter of 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes guaranteed through the TLG Program. As of March 31, 2009, the Company had $1.3 billion of remaining capacity to issue guaranteed debt under the TLG Program. Effective March 23, 2009, the FDIC adopted an Interim Rule that extends the TLG Program issuance date through October 31, 2009 and the final maturity date from June 30, 2012 to December 31, 2012.

        The discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Estimates

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor and other assumptions to determine the fair value of assets and liabilities. A change in the discount factor or in an assumption could increase or decrease the values of those assets and liabilities and result in either a beneficial or adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include employee turnover factors for our pension obligation, residual values in our leasing portfolio, fair value of certain derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates.

        We enter into derivative contracts to accommodate our customers and for our own risk management purposes. The derivative contracts are primarily swaps and option contracts indexed to energy commodities, interest rates or foreign currencies. We record these contracts at fair value. When readily available quoted market prices are unavailable, we must extrapolate or estimate a market price from available observable market data.

        Our most significant estimates are approved by our Chief Executive Officer Forum (CEO Forum), which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2008 Form 10-K filed with the Securities and Exchange Commission (the SEC).

        We completed our annual goodwill impairment analysis as of January 1, 2009 and concluded that no impairment exists.

 Financial Performance

Summary of Financial Performance

			Increase (Decrease)
	For the Three Months Ended March 31,
			2009 versus 2008
(Dollars in thousands)	2008	2009	Amount	Percent
Results of Operations
Net interest income(1)	$460,578	$560,003	$99,425	21.6%
Noninterest income
Service charges on deposit accounts	74,736	71,322	(3,414)	(4.6)
Trust and investment management fees	43,388	33,907	(9,481)	(21.9)
Trading account activities	11,012	22,692	11,680	nm
Gains (losses) on private capital investments, net	1,070	(2,121)	(3,191)	nm
Gain on the VISA IPO redemption	14,211	—	(14,211)	(100.0)
Other noninterest income	50,979	48,916	(2,063)	(4.0)

Total noninterest income	195,396	174,716	(20,680)	(10.6)

Total revenue	655,974	734,719	78,745	12.0
Provision for loan losses	72,000	249,000	177,000	nm
Noninterest expense
Salaries and other compensation	192,011	188,223	(3,788)	(2.0)
Employee benefits	49,659	55,340	5,681	11.4

Salaries and employee benefits	241,670	243,563	1,893	0.8
Net occupancy	36,202	41,921	5,719	15.8
Intangible asset amortization	670	40,887	40,217	nm
Regulatory agencies	2,609	17,938	15,329	nm
Provision for losses on off-balance sheet commitments	8,000	26,000	18,000	nm
Privatization-related expense	—	26,819	26,819	nm
Other noninterest expense	114,055	124,255	10,200	8.9

Total noninterest expense	403,206	521,383	118,177	29.3

Income (loss) from continuing operations before income taxes	180,768	(35,664)	(216,432)	nm
Income tax expense (benefit)	58,370	(25,856)	(84,226)	nm

Income (loss) from continuing operations	$122,398	$(9,808)	$(132,206)	nm %

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our financial performance for the first quarter of 2009 compared to the first quarter of 2008 are presented below.

  •
  We provided a total of $275 million for credit losses ($249 million for loan losses and $26 million for losses on off-balance sheet commitments) in the first quarter of 2009 compared to a total provision of $80 million for credit losses in the first quarter of 2008 ($72 million for loan losses and $8 million for losses on off-balance sheet commitments). The provision increases were primarily attributable to higher criticized assets, higher nonaccrual loans and increases in certain loss factors related to our consumer and small business loan portfolios.

  •
  Our net interest income was favorably influenced by higher volume in most of our major loan categories as well as by lower average rates on our interest bearing liabilities. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were higher interest bearing liabilities, and lower average yields on our earning assets (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Trust and investment management fees were lower primarily due to a decline in assets under management, as well as lower trading activity. Managed assets decreased by approximately 18 percent, while non-managed assets decreased by approximately 11 percent from March 31, 2008 to March 31, 2009. Total assets under administration decreased by approximately 12 percent to $217.1 billion at March 31, 2009 driven primarily by market losses; and

    —
    Other income declined primarily due to a prior year gain on the partial redemption of our Visa Inc. common stock, impairment writedowns on private capital investments and lower deposit service charges; partially offset by

    —
    Higher trading account activities compared to the prior year primarily due to higher gains on agency securities and higher rate swap income, as well as lower provision for losses on derivative contracts.

        The increase in noninterest expense was due to several factors:

    —
    Expenses related to the Company's privatization transaction included intangible amortization of $40.5 million and other costs of $26.8 million, primarily consisting of amortization of bridge award compensation;

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors; and

    —
    Other expenses increased due to higher regulatory agencies fees related to an industry-wide increase in the FDIC deposit insurance assessment rate.

Net Interest Income

        The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	March 31, 2008			March 31, 2009			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$15,647,162	$238,303	6.13%	$18,503,965	$193,787	4.25%	$2,856,803	18%	$(44,516)	(19)%
Construction	2,474,323	36,617	5.95	2,733,630	19,261	2.86	259,307	10	(17,356)	(47)
Mortgage—Residential	13,992,743	192,785	5.51	15,923,191	234,438	5.89	1,930,448	14	41,653	22
Mortgage—Commercial	7,250,747	112,970	6.23	8,253,324	102,389	4.96	1,002,577	14	(10,581)	(9)
Consumer	2,686,635	46,390	6.94	3,722,252	46,539	5.07	1,035,617	39	149	0
Lease financing	649,843	6,297	3.88	652,684	7,653	4.69	2,841	0	1,356	22

Total Loans	42,701,453	633,362	5.95	49,789,046	604,067	4.88	7,087,593	17	(29,295)	(5)
Securities—taxable	8,355,943	104,963	5.02	8,319,754	102,256	4.92	(36,189)	(0)	(2,707)	(3)
Securities—tax-exempt	53,359	1,082	8.11	50,417	1,025	8.13	(2,942)	(6)	(57)	(5)
Interest bearing deposits in banks(4)	29,869	128	1.72	4,220	900	0.48	(25,649)	(86)	772	603
Federal funds sold and securities
purchased under resale agreements	328,145	2,693	3.30	196,567	141	0.29	(131,578)	(40)	(2,552)	(95)
Trading account assets	719,316	2,804	1.57	1,266,203	158	0.05	546,887	76	(2,646)	(94)

Total earning assets	52,188,085	745,032	5.72	59,626,207	708,547	4.78	7,438,122	14	(36,485)	(5)

Allowance for loan losses	(399,280)			(708,736)			(309,456)	(78)
Cash and due from banks(4)	1,757,362			2,142,198			384,836	22
Premises and equipment, net	483,815			674,021			190,206	39
Other assets	2,603,013			5,338,809			2,735,796	nm

Total assets	$56,632,995			$67,072,499			$10,439,504	18%

Liabilities
Deposits:
Transaction accounts	$14,864,561	$82,915	2.24	$22,497,062	$61,097	1.10	$7,632,501	51%	$(21,818)	(26)
Savings and consumer time	4,179,663	23,529	2.26	4,367,945	15,939	1.48	188,282	5	(7,590)	(32)
Large time	11,962,678	114,216	3.84	7,232,767	28,002	1.57	(4,729,911)	(40)	(86,214)	(75)

Total interest bearing deposits	31,006,902	220,660	2.86	34,097,774	105,038	1.25	3,090,872	10	(115,622)	(52)

Federal funds purchased and securities sold under repurchase agreements	1,950,692	15,566	3.21	251,946	53	0.09	(1,698,746)	(87)	(15,513)	(100)
Net funding allocated from (to) discontinued operations(5)	16,992	149	3.53	—	—	—	(16,992)	nm	(149)	nm
Commercial paper	1,207,510	9,792	3.26	721,416	1,592	0.89	(486,094)	(40)	(8,200)	(84)
Other borrowed funds	1,566,297	16,066	4.13	5,083,086	11,477	0.92	3,516,789	nm	(4,589)	(29)
Medium and long-term debt	1,846,885	19,457	4.24	4,743,352	27,529	2.35	2,896,467	nm	8,072	41
Trust notes	14,374	238	6.63	13,922	238	6.84	(452)	(3)	—	—

Total borrowed funds	6,602,750	61,268	3.73	10,813,722	40,889	1.53	4,210,972	64	(20,379)	(33)

Total interest bearing liabilities	37,609,652	281,928	3.01	44,911,496	145,927	1.32	7,301,844	19	(136,001)	(48)

Noninterest bearing deposits	12,606,852			12,535,399			(71,453)	(1)
Other liabilities	1,698,082			2,289,392			591,310	35

Total liabilities	51,914,586			59,736,287			7,821,701	15
Stockholders' Equity
Common equity	4,718,409			7,336,212			2,617,803	55

Total stockholders' equity	4,718,409			7,336,212			2,617,803	55

Total liabilities and stockholders' equity	$56,632,995			$67,072,499			$10,439,504	18%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		463,104	3.55%		562,620	3.79%			99,516	21
Less: taxable-equivalent adjustment		2,526			2,617				91	4

Net interest income		$460,578			$560,003				$99,425	22%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	March 31, 2008			March 31, 2009
Assets		$123,169			$—
Liabilities		$140,161			$—
Net assets (liabilities)		$(16,992)			$—

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
For the three months ended March 31, 2009, the computation of the average yield on Interest Bearing Deposits in Banks includes the average balance of interest bearing Federal Reserve Bank deposits, which are currently reported in Cash and Due from Banks.
(5)
Net funding allocated from (to) discontinued operations represents the shortage (excess) of assets over liabilities of discontinued operations. The expense (earning) on funds allocated from (to) discontinued operations is calculated by taking the net balance and applying an earnings rate or a cost of funds equivalent to the corresponding period's Federal funds purchased rate.

nm = not meaningful

        Net interest income in the first quarter of 2009, on a taxable-equivalent basis, increased 21 percent compared to the first quarter of 2008. Our net interest margin increased by 24 basis points. These results were primarily due to the following:

  •
  Average earning assets increased $7.4 billion, or 14 percent, primarily due to an increase in average loans. The increase in average loans was largely due to a $2.9 billion increase in average commercial loans, a $1.9 billion increase in average residential mortgages, a $1.0 billion increase in average commercial mortgages and a $1.0 billion increase in average consumer loans;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 94 basis points, despite being positively impacted by higher hedge income, which increased by $21.1 million;

  •
  Net interest income increased $35.0 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest-bearing deposits increased $3.1 billion, or 10 percent. Average noninterest bearing deposits represented 27 percent of average total deposits in the first quarter of 2009 compared to 29 percent in the first quarter of 2008; and

  •
  In the first quarter of 2009, the annualized average all-in cost of funds was 1.03 percent, reflecting an average deposit-to-loan ratio of 94 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the first quarter of 2008, the annualized all-in cost of funds was 2.26 percent and our average deposit-to-loan ratio was 102 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs), and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $5.7 million and $26.9 million for the quarters ended March 31, 2008 and 2009, respectively. For long-term fixed rate borrowings, we had hedge income of $5.5 million and $10.1 million for the first quarters of 2008 and 2009, respectively. In the first quarter of 2009, we terminated all of our fair value swaps, which were used to hedge our long-term fixed rate borrowings. These swaps were not replaced.

 Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three months ended March 31, 2008 and 2009.

Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2008	March 31, 2009
(Dollars in thousands)			Amount	Percent
Service charges on deposit accounts	$74,736	$71,322	$(3,414)	(4.6)%
Trust and investment management fees	43,388	33,907	(9,481)	(21.9)
Trading account activities	11,012	22,692	11,680	nm
Merchant banking fees	11,793	13,832	2,039	17.3
Brokerage commissions and fees	9,859	8,307	(1,552)	(15.7)
Card processing fees, net	7,764	7,536	(228)	(2.9)
Securities losses, net	(2)	—	2	100.0
Gains (losses) on private capital investments, net	1,070	(2,121)	(3,191)	nm
Gain on the VISA IPO redemption	14,211	—	(14,211)	(100.0)
Other	21,565	19,241	(2,324)	(10.8)

Total noninterest income	$195,396	$174,716	$(20,680)	(10.6)%

nm
= not meaningful

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2008	March 31, 2009
(Dollars in thousands)			Amount	Percent
Salaries and other compensation	$192,011	$188,223	$(3,788)	(2.0)%
Employee benefits	49,659	55,340	5,681	11.4

Salaries and employee benefits	241,670	243,563	1,893	0.8
Net occupancy	36,202	41,921	5,719	15.8
Intangible asset amortization	670	40,887	40,217	nm
Outside services	17,009	18,834	1,825	10.7
Regulatory agencies	2,609	17,938	15,329	nm
Professional services	14,597	15,938	1,341	9.2
Equipment	15,347	15,413	66	0.4
Software	14,795	15,038	243	1.6
Advertising and public relations	8,099	10,621	2,522	31.1
Low income housing credit investment amortization	9,139	10,166	1,027	11.2
Communications	9,375	8,718	(657)	(7.0)
Data processing	7,076	8,575	1,499	21.2
Foreclosed asset expense	89	886	797	nm
Provision for losses on off-balance sheet commitments	8,000	26,000	18,000	nm
Privatization-related expense	—	26,819	26,819	nm
Other	18,529	20,066	1,537	8.3

Total noninterest expense	$403,206	$521,383	$118,177	29.3%

nm
= not meaningful

 Income Tax Expense

        Our effective tax rate in the first quarter of 2009 was 72.5 percent, compared to 32.3 percent for the first quarter of 2008. The increase in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes. Our effective tax rate for the first quarter of 2009 may not be indicative of the effective tax rate for future quarters and the full year. In addition, the quarterly effective tax rate in 2009 is being computed on an individual quarterly basis, as compared to our historical computation, which was based on an estimated average effective tax rate for the year. During 2009, our effective tax rate, which will be impacted by our expected tax credits, is expected to vary from quarter to quarter in relation to changes in our pre-tax income or loss.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" in our 2008 Form 10-K and Note 9 to the condensed consolidated financial statements in this Form 10-Q.

Discontinued Operations

        Our discontinued operations consist of two separate businesses: retirement recordkeeping business (RRB) and insurance brokerage services (IBB). In the fourth quarter of 2007, we sold our RRB to Prudential Retirement, a subsidiary of Prudential Financial, Inc., for $103.0 million. We recorded a pre-tax gain of $94.7 million, net of $2.1 million in transaction costs and a $6.2 million elimination of intangible assets, which included goodwill of $4.8 million attributed to this business. The RRB was previously included in the Retail Banking reportable business segment.

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

        Substantially all of the assets and liabilities of the retirement recordkeeping and insurance brokerage businesses were liquidated by the end of the first quarter of 2009.

Securities Held-to-Maturity

        Our asset-backed securities primarily consist of collateralized loan obligations (CLO) securities, which are known as Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, we reassessed the classification of our CLOs. On February 28, 2009, we reclassified $1.1 billion at fair value, from available for sale to held-to-maturity. The related unrealized pre-tax loss of $589 million included in accumulated other comprehensive income (OCI) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. We consider the held-to-maturity classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

 Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) March 31, 2009 From:
				March 31, 2008		December 31, 2008
	March 31, 2008	December 31, 2008	March 31, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$15,727,520	$18,469,023	$17,902,431	$2,174,911	13.8%	$(566,592)	(3.1)%
Construction	2,556,946	2,744,062	2,781,192	224,246	8.8	37,130	1.4
Mortgage:
Residential	14,174,964	15,880,835	15,998,637	1,823,673	12.9	117,802	0.7
Commercial	7,509,765	8,186,388	8,233,371	723,606	9.6	46,983	0.6

Total mortgage	21,684,729	24,067,223	24,232,008	2,547,279	11.7	164,785	0.7
Consumer:
Installment	1,447,329	2,201,602	2,336,931	889,602	61.5	135,329	6.1
Revolving lines of credit	1,287,656	1,435,494	1,451,193	163,537	12.7	15,699	1.1

Total consumer	2,734,985	3,637,096	3,788,124	1,053,139	38.5	151,028	4.2
Lease financing	644,922	645,765	662,295	17,373	2.7	16,530	2.6

Total loans held to maturity	43,349,102	49,563,169	49,366,050	6,016,948	13.9	(197,119)	(0.4)
Total loans held for sale	150,866	22,381	75,013	(75,853)	(50.3)	52,632	nm

Total loans	$43,499,968	$49,585,550	$49,441,063	$5,941,095	13.7%	$(144,487)	(0.3)%

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

        The commercial, financial and industrial loan portfolio increased from March 31, 2008 to March 31, 2009 mainly due to increased loan demand and reduced competition primarily in the power and utilities, oil and gas and national corporate customers, as well as in the California middle market.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of March 31, 2009, the construction loan portfolio consisted of approximately 82 percent in the commercial income producing real estate industry and 18 percent with residential homebuilders. The construction loan portfolio increased from March 31, 2008 to March 31, 2009 primarily due to loan advances for income property projects with apartment financing representing the largest component. During the same period, the homebuilder portfolio fell by approximately 38 percent, or $303 million. Operating conditions continue to weaken for our commercial property developers and residential homebuilders, and, as a result, we continue to experience negative risk grade trends in the overall portfolio.

        Geographically, the outstanding construction loan portfolio is concentrated 52 percent in California and 48 percent out of state. The California outstandings are distributed as follows: 37 percent in the Los Angeles/Orange County region, including the Inland Empire, 27 percent in the San Francisco Bay Area, 17 percent from Sacramento and Central Valley, 13 percent in San Diego, and 5 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio increased from March 31, 2008 to March 31, 2009 due to increased demand and reduced competition in the California Middle Market sector for real estate related financing and a reduced rate of early loan repayments associated with the tightening of the credit markets.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At March 31, 2009, 69 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these as portfolio express loans. Portfolio express loans are only available to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets. "Low doc" and "no doc" (discontinued in 2008) loans comprise nearly half of our residential loan portfolio, and the delinquency rates relative to the outstanding balances at March 31, 2009 were nearly the same as fully documented loans. At March 31, 2009, the total amount of "no doc" and "low doc" loans past due 30 days or more was $122.6 million, compared to $19.4 million at March 31, 2008. The total amount of residential mortgages delinquent 30 days or more was $242.7 million at March 31, 2009, compared to $61.4 million at March 31, 2008. Although delinquencies have risen since March 31, 2008 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. Our underwriting standards remain conservative and as described above, programs with higher risk have been suspended.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for CRA qualifying loans.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network and Private Banking Offices. The increase in consumer loans from March 31, 2008 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average loan-to-value (LTV) ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $36.2 million at March 31, 2009, compared to $10.3 million at

March 31, 2008. Our annual review program includes obtaining new appraisals to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable, to minimize additional exposure in a declining market.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At March 31, 2009, we had leveraged leases of $551.0 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31 and December 31, 2008 and March 31, 2009 for Canada, the only country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are either hedged or funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
March 31, 2008
Canada	$26	$—	$795	$821
December 31, 2008
Canada	$111	$—	$796	$907
March 31, 2009
Canada	$124	$—	$813	$937

Provision for Credit Losses

        We recorded a provision for loan losses of $72 million and $249 million in the first quarters of 2008 and 2009, respectively. We recorded a provision for losses on off-balance sheet commitments of $8 million and $26 million in the first quarters of 2008 and 2009, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

Allowances for Credit Losses

  Allowance Policy and Methodology

        We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K.

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2008

        At March 31, 2009, our total allowances for credit losses were $1.0 billion, which consisted of $870 million for loan losses and $151 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $954 million and $68 million of allocated and unallocated allowance, respectively. At March 31, 2009, our allowances for credit loss coverage ratios were 2.07 percent of total loans and 126 percent of total nonaccrual loans. At December 31, 2008, our total allowances for credit losses were $863 million, or 1.74 percent of the total loan portfolio, and 208 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At March 31, 2009 and December 31, 2008, total impaired loans were $813 million and $416 million, respectively, and the associated impairment allowances were $130 million and $107 million, respectively.

        At March 31, 2009 and December 31, 2008, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $151 million and $125 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $116 million in the first quarter of 2009, compared to $12 million in the first quarter of 2008.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our commercial real estate portfolio) and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $249 million in the first quarter of 2009, compared to a provision for loan losses of $72 million in the first quarter of 2008. Overall, our loan portfolio experienced higher criticized assets and increases in certain loss factors related to our consumer and small business portfolios, reflecting the continued deterioration in the economic environment.

        We expect the elevated levels of quarterly provisions for credit losses, which we experienced in the first quarter of 2009, to continue during 2009. The factors driving the increase in our projected provision during 2009 include management's belief that we are in a continued recessionary economic environment, which we believe will result in further deterioration in our loan portfolio.

        During the first quarter of 2009, the loss confirmation period (LCP) for residential mortgages and home equity loans and lines of credit products was updated to better reflect the impact of recent economic conditions on losses within these portfolios. As a result of our analyses and peer surveys, the LCP for consumer home equity loans and residential mortgages was changed from between 1.5 years and 2 years, to 1 year. The provisions for credit losses for the first quarter of 2009 would have been $57 million higher if the update had not been implemented.

        Other than the above mentioned LCP change, there were no other significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, except for the refinement in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which affected the assessment of the unallocated allowance.

  Changes in the Allocated (Formula and Specific) Allowance

        At March 31, 2009, the formula allowance increased to $816 million, compared to $682 million at December 31, 2008. The net increase was primarily due to an increase in criticized assets and higher loss factors for our consumer loan and small business portfolios. At March 31, 2009, the specific allowance was $138 million, compared to $112 million at December 31, 2008.

  Changes in the Unallocated Allowance

        At March 31, 2009, the unallocated allowance decreased slightly to $68 million, compared to $69 million at December 31, 2008. Management believes that the current level of unallocated allowance is appropriate based on the weakening credit cycle and the level of uncertainty of the impact of the current economic conditions on our principal portfolio segments. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of March 31, 2009, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

        In certain cases, we believe that credit migration is likely to be more severe than the long-run average, but a greater share of the inherent probable loss associated with this credit migration is captured in the allocated allowance. The following describes the specific conditions we considered.

  •
  With respect to commercial real estate, we considered the deteriorating trends in income property markets and significant weakness in the residential building market (much of which has been captured in the allocated allowance), which would be in the range of $25 million to $38 million.

  •
  With respect to building material suppliers, we considered the weakness in the homebuilding industry, including weak home sales, and the effects on suppliers, which would be in the range of $7 million to $11 million.

  •
  With respect to concentrated sales, which include suppliers of "big box" stores and other companies that generate 15 percent or more of their revenues from one customer, we considered the pricing pressure and competition among suppliers to big box retailers, as well as a slow down in consumer spending, which would be in the range of $5 million to $8 million.

  •
  With respect to our customers whose revenues are dependent on advertising, we considered the pressures on earnings of newspapers and radio and television stations due to decreases in advertising sale revenues, as well as their transition from paper to internet-based content delivery, which would be in the range of $4 million to $7 million.

  •
  With respect to our petroleum exploration and production customers, we considered the negative impact of lower oil and natural gas prices on their businesses, which would be in the range of $2 million to $5 million.

  •
  With respect to retailers, we considered the negative impact of the economic slowdown on consumer spending and retail margins, which would be in the range of $2 million to $4 million.

  •
  With respect to contractors, we considered the slowdown in the residential housing construction market and its potential impact on commercial real estate (based on existing trends between the housing and non-residential construction markets), which would be in the range of $1 million to $3 million.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2008	2009	Amount	Percent
Balance, beginning of period	$402,726	$737,767	$335,041	83.2%
Loans charged off:
Commercial, financial and industrial	9,805	95,768	85,963	nm
Construction	—	2,316	2,316	nm
Mortgage	240	10,389	10,149	nm
Consumer	3,056	9,410	6,354	207.9

Total loans charged off	13,101	117,883	104,782	nm

Recoveries of loans previously charged off:
Commercial, financial and industrial	1,177	1,151	(26)	(2.2)
Mortgage	—	222	222	nm
Consumer	383	132	(251)	(65.5)
Lease financing	15	—	(15)	(100.0)

Total recoveries of loans previously charged off	1,575	1,505	(70)	(4.4)

Net loans charged off	11,526	116,378	104,852	nm
Provision for loan losses	72,000	249,000	177,000	nm
Foreign translation adjustment and other net additions	(257)	(204)	53	(20.6)

Ending balance of allowance for loan losses	$462,943	$870,185	$407,242	88.0%
Allowance for losses on off-balance sheet commitments	98,374	151,374	53,000	53.9

Allowances for credit losses	$561,317	$1,021,559	$460,242	82.0%

Allowance for loan losses to total loans(1)	1.06%	1.76%
Allowances for credit losses to total loans(2)	1.29	2.07
(Reversal of) provision for loan losses to net loans charged off	624.67	213.96
Net loans charged off to average loans outstanding for the period(3)	0.11	0.95

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

(3)
Annualized.

nm = not meaningful

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Effective on January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, we have reflected $120 million in nonaccrual loans within these loan categories. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Consolidated Financial Statements included in our 2008 Form 10-K.

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

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) March 31, 2009 From:
				March 31, 2008		December 31, 2008
	March 31, 2008	December 31, 2008	March 31, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$46,780	$260,272	$347,073	$300,293	nm	$86,801	33.4%
Construction	55,464	98,934	218,228	162,764	nm	119,294	nm
Mortgage—Commercial	23,839	55,750	124,772	100,933	nm	69,022	nm
Mortgage—Residential	—	—	101,810	101,810	nm	101,810	nm
Consumer	—	—	18,256	18,256	nm	18,256	nm

Total nonaccrual loans	126,083	414,956	810,139	684,056	nm	395,183	95.2%
Restructured Loans
Mortgage—Residential	620	1,345	2,790	2,170	nm	1,445	nm
Foreclosed assets	4,984	20,214	21,809	16,825	nm	1,595	7.9

Total nonperforming assets	$131,687	$436,515	$834,738	$703,051	nm	$398,223	91.2%

Allowance for loan losses	$462,943	$737,767	$870,185	$407,242	88.0%	$132,418	17.9%

Allowances for credit losses	$561,317	$863,141	$1,021,559	$460,242	82.0%	$158,418	18.4%

Nonaccrual loans to total loans	0.29%	0.84%	1.64%
Allowance for loan losses to nonaccrual loans(1)	367.17	177.79	107.41
Allowances for credit losses to nonaccrual loans(2)	445.20	208.01	126.10
Nonperforming assets to total loans and foreclosed assets	0.30	0.88	1.69
Nonperforming assets to total assets	0.23	0.62	1.21

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

nm = not meaningful

        The increase in nonaccrual loans from March 31, 2008 to March 31, 2009 was primarily due to an increase in commercial, construction and commercial mortgage loans, primarily within the commercial real estate industry sector. Additionally, we had increases in residential and consumer home equity nonaccrual loans due to the change in our nonaccrual accounting policy effective January 1, 2009. During the first quarters of 2008 and 2009, we had no sales and $6.9 million in sales of nonperforming loans, respectively. Losses from these sales were reflected in charge offs.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) March 31, 2009 From:
				March 31, 2008		December 31, 2008
	March 31, 2008	December 31, 2008	March 31, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$1,311	$2,529	$3,262	$1,951	nm %	$733	29.0%
Construction	3,904	—	18,421	14,517	nm	18,421	nm
Mortgage:
Residential(1)	19,435	59,940	—	(19,435)	(100.0)	(59,940)	(100.0)
Commercial	—	181	1,468	1,468	nm	1,287	nm

Total mortgage	19,435	60,121	1,468	(17,967)	(92.4)	(58,653)	(97.6)
Consumer and other(1)	5,119	8,097	427	(4,692)	(91.7)	(7,670)	(94.7)

Total loans 90 days or more past due and still accruing	$29,769	$70,747	$23,578	$(6,191)	(20.8)	$(47,169)	(66.7)

nm = not meaningful

(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure.

Fair Value of Financial Instruments

        The following table reflects financial instruments measured at fair value on a recurring basis as of March 31, 2008, December 31, 2008 and March 31, 2009. For additional information on the fair value of financial instruments, see Note 12 to these condensed consolidated financial statements.

	March 31, 2008		December 31, 2008		March 31, 2009
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$814,329	9%	$961,535	10%	$874,927	10%
Level 2	7,158,511	76%	7,624,037	79%	8,015,815	91%
Level 3	1,494,114	16%	1,203,092	13%	4,731	—%
Netting Adjustment(1)	(82,461)	(1)%	(153,377)	(2)%	(105,333)	(1)%

Total	$9,384,493	100%	$9,635,287	100%	$8,790,140	100%

As a percentage of total Company assets		16%		14%		13%

Liabilities:
Level 1	$3,392	—%	$56,470	6%	$21,126	2%
Level 2	708,235	113%	1,131,570	109%	1,049,312	109%
Level 3	—	—%	—	—%	—	—%
Netting Adjustment(1)	(82,461)	(13)%	(153,377)	(15)%	(105,333)	(11)%

Total	$629,166	100%	$1,034,663	100%	$965,105	100%

As a percentage of total Company liabilities		1%		2%		2%

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

        We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below. For additional information about our market risk management, please see "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K.

  Interest Rate Risk Management (Other Than Trading)

        During the first quarter of 2009, our interest rate risk profile shifted to asset sensitive due to significant core deposit growth and the termination of long-term interest rate swaps during the period. (See discussion of "ALM Derivatives" below.)

        At March 31, 2009, Economic Net Interest Income (NII) sensitivity was asset sensitive to parallel rate shifts. A +200 basis point parallel shift would increase 12-month Economic NII by 0.81 percent, while a similar downward shift would decrease it by 2.21 percent. At March 31, 2008, a +200 basis point parallel shift would reduce 12-month Economic NII by 2.85 percent, while a similar downward shift would increase it by 2.87 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

 Economic NII

(Dollars in millions)	March 31, 2008	December 31, 2008	March 31, 2009
+200 basis points	$(60.3)	$0.2	$19.9
as a percentage of base case NII	(2.85)%	0.01%	0.81%
-200 basis points	$60.9	$(40.8)	$(53.9)
as a percentage of base case NII	2.87%	(1.75)%	(2.21)%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with the insurance brokerage business eliminated for December 31, 2008 and March 31, 2009. We believe that this approach provides the best representation of our risk profiles.

        In the case of non-parallel yield curve changes, our Economic NII will benefit from curve steepening with short-term rates dropping and long-term rates rising. Conversely, Economic NII will contract if the curve is inverted with short-term rates rising and long-term rates dropping.

  ALM Activities

        During the first quarter of 2009, the Bank moved towards an asset sensitive interest rate risk profile to position the Bank for rising rates in the future. The termination of ALM fair value swaps, the unprecedented low level of interest rates towards the end of 2008, and strong core deposit growth continued to shift the interest rate risk profile towards asset sensitive during the period. The remaining ALM derivatives portfolio continues to partially offset the risk of lower interest rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first quarter of 2009, the Bank purchased interest rate caps to mitigate the risk from rising rates.

  ALM Securities

        At March 31, 2008 and 2009, our available for sale securities portfolio included $6.6 billion and $7.4 billion, respectively, of securities for ALM purposes. At March 31, 2009, approximately $4.3 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2009, we purchased $1.0 billion par value of securities, as part of our investment portfolio strategy, while approximately $533 million par value of ALM securities matured or were called.

        The composition of the portfolio is expected to remain relatively stable during the remainder of 2009. Based on current prepayment projections, the estimated ALM portfolio's effective duration was 1.9 at March 31, 2009, compared to 2.3 at March 31, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.9 suggests an expected price decrease of approximately 1.9 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first quarter of 2009, the ALM derivatives portfolio decreased by $400 million notional amount due to maturities of $900 million and terminations of $950 million notional amount of receive fixed interest rate swaps and floors, partially offset by the purchase of $1.5 billion notional amount of LIBOR cap contracts.

        The fair value of the ALM derivative contracts decreased primarily due to maturities and terminations of interest rate swaps and floor option contracts, the market expectation of higher future interest rates and the realization of income. For additional discussion of derivative instruments and our hedging strategies, see Note 13 to the condensed consolidated financial statements in this Form 10-Q and Note 19 to our consolidated financial statements included in our 2008 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of March 31, 2008, December 31, 2008, and March 31, 2009 and the change in fair value between December 31, 2008 and March 31, 2009.

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009	Decrease From December 31, 2008 to March 31, 2009
Total gross notional amount of positions held for purposes other than trading:	$9,450,000	$5,400,000	$5,000,000	$(400,000)
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$322,590	$317,569	$130,045	$(187,524)
Gross negative fair value	—	—	—	—

Positive (Negative) fair value of positions, net	$322,590	$317,569	$130,045	$(187,524)

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

        As of March 31, 2009, we had $23.3 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of March 31, 2009, we had $3.2 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio, net of credit reserve, as of March 31, 2008, December 31, 2008, and March 31, 2009 and the change in fair value between December 31, 2008 and March 31, 2009.

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009	Increase / (Decrease) From December 31, 2008 to March 31, 2009
Total gross notional amount of positions held for trading purposes:
Interest rate	$13,511,772	$20,398,695	$23,304,525	$2,905,830
Foreign exchange	4,442,707	7,112,873	3,739,319	(3,373,554)
Equity	—	10,914	53,910	42,996
Energy	4,250,194	3,757,674	3,214,646	(543,028)

Total	$22,204,673	$31,280,156	$30,312,400	$(967,756)

Fair value of positions held for trading purposes:
Gross positive fair value	$730,460	$1,145,208	$1,104,592	$(40,616)
Gross negative fair value	705,114	1,137,724	1,047,509	(90,215)

Positive fair value of positions, net	$25,346	$7,484	$57,083	$49,599

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

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $39.4 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits; combined with average stockholder's equity, funded 69.7 percent of average total assets of $67.1 billion in the first quarter of 2009. Most of the remaining funding was provided by wholesale borrowings from secured and unsecured sources of varying maturities.

        The Bank has pledged collateral under secured borrowing facilities with the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank of San Francisco (FRB). The Bank increased its reliance on secured funding during 2008 due to rate advantages compared to other financing sources. As of March 31, 2009, the Bank had $3.6 billion of borrowings outstanding with the FHLB, of which $0.7 billion is short-term and included in Other Borrowed Funds. As of March 31, 2009, the Bank had $3.0 billion in short-term borrowing outstanding with the FRB under the Term Auction Facility program, which provides access to short-term funds at generally favorable rates. As of March 31, 2009, the Bank had remaining unused borrowing capacity totaling a combined $19.6 billion from the FHLB and the FRB. The Bank has the capability to pledge additional portions of its unencumbered loan and securities portfolios to the FHLB and the FRB, which would increase the Bank's borrowing capacity.

        Our securities portfolio provides additional enhancement to our liquidity position, which may be created through either securities sales or repurchase agreements. At March 31, 2009, we could have sold or transferred under repurchase agreements approximately $3.7 billion of our available for sale securities. However, we do not intend to sell any of our securities. Liquidity may also be provided by the sale or maturity of other assets such as interest-bearing deposits in banks, federal funds sold and trading account assets. The aggregate balance of these assets averaged $1.5 billion in the first quarter of 2009. Additional liquidity may be provided through loan maturities and sales.

        The Bank has a $4.0 billion unsecured Bank Note Program. As of March 31, 2009, the remaining available funding under the Bank Note Program was $3.3 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program.

        The Temporary Liquidity Guarantee (TLG) Program was established by the Federal Deposit Insurance Corporation (FDIC) in October 2008. Under the TLG Program, the Bank's senior unsecured debt with a maturity date of more than 30 days and issued between October 14, 2008 and June 30, 2009 is guaranteed and backed by the full faith and credit of the United States. The maximum amount of senior unsecured debt the Bank is eligible to issue under the TLG Program is $2.4 billion. At March 31, 2009, a total of $1.1 billion of TLG Program guaranteed debt was outstanding, comprised of $1 billion in medium-term notes and the remainder of which are term fed funds. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. Effective March 23, 2009, the FDIC adopted an Interim Rule that extends the TLG Program issuance date through October 31, 2009 and the final maturity date from June 30, 2012 to December 31, 2012.

        We believe that these sources, in addition to our core deposit and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of March 31, 2009.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	Aa3	—
	Short-term	P-1	—
Fitch	Long-term	A+	A+
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

        On April 13, 2009, Moody's Investors Service (Moody's) lowered Union Bank's long-term debt rating to A2. This action was expected as Moody's had recently announced that it was reviewing for downgrade the credit rating of many U.S. regional banks.

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

 UnionBanCal Corporation

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,603,703	$5,466,713	$5,470,880
Tier 2 capital	1,658,356	1,773,391	1,781,977

Total risk-based capital	$6,262,059	$7,240,104	$7,252,857

Risk-weighted assets	$57,070,540	$62,251,070	$62,605,281

Quarterly average assets	$56,907,693	$64,917,854	$64,643,660

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$6,262,059	10.97%	$7,240,104	11.63%	$7,252,857	11.59%	≥	$5,008,329	8.0%

Tier 1 capital (to risk-weighted assets)	4,603,703	8.07	5,466,713	8.78	5,470,880	8.74	≥	2,504,165	4.0

Leverage(1)	4,603,703	8.09	5,466,713	8.42	5,470,880	8.46	≥	2,585,746	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in thousands)	March 31, 2008	December 31, 2008	March 31, 2009	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$4,543,850	$5,380,075	$5,345,825
Tier 2 capital	1,252,860	1,451,024	1,465,276

Total risk-based capital	$5,796,710	$6,831,099	$6,811,101

Risk-weighted assets	$56,740,071	$62,025,970	$62,436,991

Quarterly average assets	$56,431,504	$64,737,767	$64,807,704

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$5,796,710	10.22%	$6,831,099	11.01%	$6,811,101	10.91%	≥	$4,994,959	8.0%	≥	$6,243,699	10.0%
Tier 1 capital (to risk-weighted assets)	4,543,850	8.01	5,380,075	8.67	5,345,825	8.56	≥	2,497,480	4.0	≥	3,746,219	6.0
Leverage(1)	4,543,850	8.05	5,380,075	8.31	5,345,825	8.25	≥	2,592,308	4.0	≥	3,240,385	5.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        We and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We both are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio).

        As of March 31, 2009, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

        The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        As part of our privatization transaction in 2008, goodwill of $980 million and $1,034 million was recorded in the reportable business segments Retail Banking and Wholesale Banking, respectively. See Note 3 to the condensed consolidated financial statements in this Form 10-Q for more detail on our privatization transaction.

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

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, our discontinued operations and the market view contribution. Our discontinued operations consist of two separate businesses: retirement recordkeeping services and insurance brokerage business. For further information on discontinued operations, see Note 15 to the condensed consolidated financial statements in this Form 10-Q.

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended March 31,		Increase/ (decrease)		As of and for the Three Months Ended March 31,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$221,026	$248,706	$27,680	13%	$257,542	$343,075	$85,533	33%
Noninterest income (expense)	120,662	105,251	(15,411)	(13)	77,661	84,677	7,016	9

Total revenue	341,688	353,957	12,269	4	335,203	427,752	92,549	28
Noninterest expense (income)	231,471	287,370	55,899	24	147,717	174,798	27,081	18
Credit expense (income)	6,439	7,779	1,340	21	37,152	68,601	31,449	85

Income (loss) from continuing operations before income taxes	103,778	58,808	(44,970)	(43)	150,334	184,353	34,019	23
Income tax expense (benefit)	39,695	22,994	(16,701)	(42)	41,638	50,576	8,938	21

Income (loss) from continuing operations	64,083	35,814	(28,269)	(44)	108,696	133,777	25,081	23
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$64,083	$35,814	$(28,269)	(44)	$108,696	$133,777	$25,081	23

Average balances—Market View (dollars in millions):
Total loans	$17,987	$21,100	$3,113	17	$24,741	$28,857	$4,116	17
Total assets	18,783	23,355	4,572	24	29,512	35,524	6,012	20
Total deposits	18,398	23,394	4,996	27	18,307	21,497	3,190	17
Financial ratios—Market View
Risk adjusted return on capital(1)	43%	20%			19%	18%
Return on average assets(1)	1.37	0.62			1.48	1.53
Efficiency ratio(2)	67.72	81.06			41.34	38.49

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		Increase/ (decrease)		As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(16,068)	$(29,484)	$(13,416)	(83)%	$(1,922)	$(2,294)	$460,578	$560,003	$99,425	22%
Noninterest income (expense)	14,346	2,949	(11,397)	(79)	(17,273)	(18,161)	195,396	174,716	(20,680)	(11)

Total revenue	(1,722)	(26,535)	(24,813)	nm	(19,195)	(20,455)	655,974	734,719	78,745	12
Noninterest expense (income)	34,297	70,488	36,191	106	(10,279)	(11,273)	403,206	521,383	118,177	29
Credit expense (income)	28,434	172,681	144,247	nm	(25)	(61)	72,000	249,000	177,000	nm

Income (loss) from continuing operations before income taxes	(64,453)	(269,704)	(205,251)	nm	(8,891)	(9,121)	180,768	(35,664)	(216,432)	(120)
Income tax expense (benefit)	(19,562)	(95,860)	(76,298)	nm	(3,401)	(3,566)	58,370	(25,856)	(84,226)	(144)

Income (loss) from continuing operations	(44,891)	(173,844)	(128,953)	nm	(5,490)	(5,555)	122,398	(9,808)	(132,206)	(108)
Loss from discontinued operations, net of income taxes	(13,808)	—	13,808	100	—	—	(13,808)	—	13,808	100

Net income (loss)	$(58,699)	$(173,844)	$(115,145)	nm	$(5,490)	$(5,555)	$108,590	$(9,808)	$(118,398)	(109)

Average balances—Market View (dollars in millions):
Total loans	$6	$(59)	$(65)	nm	$(33)	$(109)	$42,701	$49,789	$7,088	17
Total assets	8,372	8,305	(67)	(1)	(34)	(112)	56,633	67,072	10,439	18
Total deposits	7,522	2,432	(5,090)	(68)	(613)	(690)	43,614	46,633	3,019	7
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	0.87%	(0.06)%
Efficiency ratio(2)	na	na			na	na	58.61	65.69

(1)
Annualized.
(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments, and low income housing investment credit (LIHC) amortization expense, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

  Retail Banking

        Retail Banking provides financial products including credit, deposit, trust, investment management and risk management delivered through our branches, relationship managers, private bankers and trust administrators, to individuals, small businesses and institutional clients. Retail banking is focused on executing a strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets. While the primary focus of Retail Banking's strategy is deposit growth, an additional focus continues to be consumer and small business loan generation.

        During the first quarter of 2009, net income of Retail Banking decreased compared to the same period in 2008, reflecting a 24 percent increase in noninterest expense and a 13 percent decrease in noninterest income, partially offset by a 13 percent increase in net interest income.

        Asset growth for 2009 was primarily driven by a 17 percent growth in average loans. Additionally, the focus on home equity loans and more effective cross-selling efforts resulted in an overall growth in consumer loans.

        Average deposits increased 27 percent in the first quarter of 2009 compared to the same period in 2008. Retail Banking's strategy continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income decreased in the first quarter of 2009 compared to 2008 by 13 percent mainly as a result of lower trust and deposit fees. Noninterest expense increased by 24 percent in the first quarter of 2009, compared to 2008. This increase was primarily due to intangible asset amortization related to our privatization, staff costs, FDIC deposit insurance assessment rate increase and costs associated with an increasing deposit and customer base, including advertising and facilities.

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

  •
  Wealth Management provides comprehensive financial services to our wealthy clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms. Specific products and services include trust and estate services, financial planning, investment account management services, cash management and deposit and credit products. Key strategies of the Private Bank are to expand the business by leveraging existing Bank client relationships and developing niche expertise in order to acquire new Bank relationships. Through 15 existing locations, Private Bank relationship managers offer all of our available products and services.

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

        In the first quarter of 2009, net income of Wholesale Banking increased 23 percent, compared to the same period in 2008, due to higher net interest income and higher noninterest income, partially offset by higher noninterest expense and higher credit expense. Net interest income increased by 33 percent in the first quarter of 2009, compared to the same period in 2008, due to higher loan volume in our commercial and industrial portfolio, an increasing deposit base, and prudent deposit pricing.

        In the first quarter of 2009, average loans increased 17 percent compared to the same period in 2008. This increase was primarily in the Energy Capital Services and National Banking divisions, as well as the California Middle Market.

        Noninterest income increased 9 percent in the first quarter of 2009, compared to the same period in 2008, primarily due to losses in a trading portfolio reflected in the first quarter of 2008. Noninterest expense increased in the first quarter of 2009 compared to 2008 primarily due to intangible asset amortization related to our privatization.

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

  •
  the Commercial Deposit and Treasury Management Division, which provides deposit and treasury management expertise to Middle Market and large corporate clients, government agencies, specialized industries and lending products to correspondent banks, title companies and municipalities. This division also manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

  •
  the Capital Markets Division, which provides financing to Middle Market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services;

  •
  the Global Markets Division, which serves our customers with their foreign exchange and interest rate risk management and investment needs. The Global Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account and accepts limited market risk when providing derivative contracts, since a significant portion of the market risk for these products is offset with third parties. The division also includes our registered broker-dealer, UnionBanc Investment Services LLC, which is a subsidiary of Union Bank; and

  •
  the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies in the U.S., which are affiliated with companies headquartered in Japan.

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

  Other

        The net loss increased by $115.1 million in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a higher loan loss provision and higher noninterest expense.

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

  •
  the discontinued operations resulting from the sales of our retirement recordkeeping and insurance brokerage businesses; and

  •
  the adjustment between the tax expense calculated under RAROC using a tax rate of 39.1 percent and our effective tax rates.

        The first quarter 2009 financial results were impacted by the following factors:

  •
  credit expense of $172.7 million was due to the difference between the $249.0 million provision for loan losses calculated under our US GAAP methodology and the $76.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) decreased $13.4 million to ($29.5) million compared to the same period in 2008 primarily due to the changes in transfer pricing rates as market rates decreased;

  •
  noninterest income of $2.9 million;

  •
  noninterest expense of $70.5 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. The increase in noninterest expense was largely due to $26.8 million in privatization-related expenses, and an $18 million increase in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of ($95.9) million was due to the difference between the ($25.9) million or a 73 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $70.0 million using the RAROC effective rate.

        The first quarter 2008 financial results were impacted by the following factors:

  •
  net interest income (expense) of ($16.1) million;

  •
  credit expense (income) of $28.4 million was due to the difference between the $72.0 million provision for loan losses calculated under our US GAAP methodology and the $43.6 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $14.3 million driven by a $14.2 million gain from the partial redemption of VISA Inc. common stock;

  •
  noninterest expense of $34.3 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. This amount included an $8 million provision for losses on off-balance sheet commitments;

  •
  income tax expense (benefit) of ($19.6) million was due to the difference between the $58.4 million or a 32 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $78.0 million using the RAROC tax rate of 38.25%; and

  •
  loss from discontinued operations of $13.8 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2008 Form 10-K, which is incorporated by reference herein, in addition to the following information.

  Industry Factors

  The U.S. and global economies have experienced a recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. residential real estate markets, all of which present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances with a variety of proposed and enacted measures; there can be no assurance that these measures will successfully address these circumstances

        Commencing in 2007 and continuing throughout 2008 and into 2009, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. In response, Congress adopted economic stimulus measures that former President Bush and President Obama signed into law at various times in 2008 and 2009, and the Federal Reserve Board was prompted to decrease its discount rate and the federal funds rate numerous times during 2008.

        In addition, financial and credit conditions in the domestic residential real estate markets have deteriorated significantly, which has led to significant deterioration in certain financial markets, particularly the markets for residential mortgage-backed securities and for collateralized debt obligations backed by residential mortgage-backed securities and collateralized debt obligations secured by nonconforming loans. These conditions have rendered it more difficult for financial institutions and others to obtain transparent valuations for various portfolio debt securities, especially collateralized debt obligations backed by residential mortgage-backed securities or other collateral, including corporate obligations. Credit spreads have widened and a general lack of liquidity has existed in the marketplace. This has resulted in decreases in the fair value of investment securities of these types. To help mitigate these conditions, on July 30, 2008, former President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. In addition, commencing in 2008 and continuing into 2009, the Federal Reserve Board implemented a variety of measures which seek to enhance market liquidity, including enhanced discount window lending, a term auction facility, term repurchase transactions, a term securities lending facility and a primary dealer credit facility.

        In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels. On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the financial crises affecting the banking system and financial markets. The EESA was the result of a proposal by former Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that do not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt). Union Bank has elected to participate in the Temporary Liquidity Guarantee Program and during the first quarter of 2009, Union Bank issued $1 billion principal amount of FDIC-guaranteed senior notes under this program. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. The nine largest commercial and investment banks in the U.S. initially agreed to participate in this program, with the U.S. Treasury purchasing an aggregate of $125 billion in senior preferred stock in such banks and allocating an additional $125 billion to the purchase of senior preferred stock in other banking institutions. The purpose of the program is to provide substantial new capital to the U.S. banking industry. Many banks and bank holding companies have participated in this program. On January 19, 2009, the Senate voted to approve the release of an additional $350 billion in TARP funds, making a vote by the House of Representatives unnecessary and resulting in the availability of such additional funds to the U.S. Treasury. UnionBanCal Corporation, as a wholly-owned subsidiary of a foreign bank, is not eligible to participate in the Capital Purchase Program.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA) in an attempt to reverse the U.S. economic downturn. A large portion of the ARRA is devoted to new federal spending programs designed to increase economic output, decrease unemployment and invest in national infrastructure. Of the $787 billion in federal spending appropriated by the ARRA, $286 billion will be devoted to tax cuts, $120 billion will be used to fund infrastructure projects and $381 billion will be allocated for social programs and other spending. A substantial portion of the appropriation funds will go directly to the states, which was a key element in the budget approved by the California Legislature and signed by Governor Schwarzenegger on February 20, 2009.

        On March 31, 2009, the U.S. Treasury and the FDIC announced the Public-Private Investment Program (PPIP) that seeks to eliminate "toxic" real estate-backed assets from the balance sheets of United States financial institutions through partnerships with private investors in an attempt to restore the normal functioning of secondary markets for securities backed by such assets, encourage the extension of credit and restore investor confidence in financial institutions. The PPIP will create Public-Private Investment Funds that will use private equity investment, equity investment from the U.S. Treasury, U.S. Treasury debt financing, and FDIC-guaranteed debt to purchase "toxic" real estate assets and securities backed by such assets. The U.S. Treasury has committed to furnish up to $100 billion of capital for the PPIP. As a foreign-owned bank holding company, we and Union Bank will not be authorized to participate in the "Legacy Loan" portion of this program but may be able to participate in the "Legacy Securities" portion of it.

        It cannot be predicted whether these recent governmental actions will result in significant improvement in financial and economic conditions affecting the banking industry and the U.S. economy. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for our company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as TARP and may not qualify for participation in future federal programs. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

  Difficult market conditions have adversely affected our industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing into 2009, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities and, more recently, commercial real estate loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We cannot predict whether the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

  •
  On December 16, 2008, the FDIC approved a uniform increase in assessment rates of 7 basis points (annual rate) for the first quarter of 2009, resulting in base annual assessment rates for institutions in Risk Category I of 12 to 14 basis points and in Risk Categories II, III and IV of 17, 35 and 50 basis points, respectively. As described further in the next risk factor below, on February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund; adopt an interim rule (subject to comment) imposing an emergency special assessment on insured institutions of

    20 basis points on June 30, 2009 (to be collected on September 30, 2009), and permitting the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary; implement changes to the risk-based assessment system; and set rates beginning the second quarter of 2009. Banks in Risk Category I will pay initial base assessment rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009, while the base annual assessment rates for institutions in Risk Categories II, III and IV will be adjusted to 22, 32 and 45 basis points, respectively. As a result, we may be required to pay significantly higher FDIC premiums to restore the reserve ratio of the Deposit Insurance Fund of the FDIC to at least 1.15 percent within seven years as required by the Reform Act and the amended restoration plan. In addition, to the extent that assessments of participants in the Temporary Liquidity Guarantee Program (as described above) are insufficient to cover the expenses or losses arising from the Temporary Liquidity Guarantee Program, the FDIC may impose one or more emergency special assessments on all FDIC-insured depository institutions.

  Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers

        In particular, there have been proposals made by President Obama, members of Congress and others that could reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution's ability to foreclose on mortgage collateral. For example, on February 18, 2009, President Obama announced "The Homeowner Affordability and Stability Plan" as part of a plan designed to help up to 7 to 9 million families restructure or refinance their mortgages to avoid foreclosure. On April 28, 2009, the Obama Administration announced additional details of the "Making Home Affordable Program", a comprehensive three-part plan intended to stabilize the U.S. housing market that includes aggressive measures to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac; a Home Affordable Refinance Program, which will provide new access to refinancing for up to 4 to 5 million homeowners; and a Home Affordable Modification Program, which will reduce monthly payments on existing first lien mortgages for up to 3 to 4 million at-risk homeowners. The Administration has also published detailed guidelines for the Home Affordable Modification Program and authorized servicers to begin modifications under the plan immediately. A Second Lien Program coordinates with the first mortgage modification program to lower payments on second liens. Twelve servicers, including the five largest, have now signed contracts and begun modifications under the program. Between loans covered by these servicers and loans owned or securitized by Fannie Mae or Freddie Mac, more than 75 percent of all loans in the country are now covered by the Making Home Affordable Program. The implementation of these proposals, or other proposals limiting our rights as a creditor, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

Item 6.   Exhibits

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: May 20, 2009	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: May 20, 2009	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: May 20, 2009	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.