Form 10-Q
period 2009-06-30
UNIONBANCAL CORP
filed 2009-08-14
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        Number of shares of Common Stock outstanding at July 31, 2009: 136,330,829

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

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects

  •
  Our assessment of significant factors and developments that have affected or may affect our results

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

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of quarterly provisions for credit losses will continue during 2009 due to a continued recessionary economic environment and further deterioration in our loan portfolio

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade and credit migration trends and our delinquency rates compared to the industry average

  •
  Our assessment of economic conditions and trends and credit cycles and their impact on our business

  •
  Net interest income

  •
  The impact of changes in interest rates

  •
  Loan portfolio composition and risk grade trends, delinquency rates compared to the industry average and our underwriting standards

  •
  Our deposit base

  •
  The adequacy of our insurance coverage

  •
  Our relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers

  •
  Our ability and intent to hold various investment securities

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon and Washington

  •
  The composition and market sensitivity of our securities portfolios, our trading and hedging strategies, prepayment projections and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group, Inc.'s taxable profits on our California State tax obligations and of expected tax credits or benefits, our intent to file our 2008 California tax return under a water's-edge election and our intent to file refund claims

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets

  •
  Expected rates of return, yields and projected results

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network or otherwise restructure, reorganize or change our business mix, their timing and their impact on our business

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc., the impact of their credit rating on our credit ratings and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc.

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base and intent to fund our operations on an independent basis

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands)	June 30, 2008	June 30, 2009	Percent Change
Results of operations:
Net interest income(1)	$512,887	$553,094	7.84%
Provision for loan losses	95,000	360,000	nm
Noninterest income	199,626	183,213	(8.22)
Noninterest expense	419,312	532,058	26.89

Income (loss) before income taxes(1)	198,201	(155,751)	nm
Taxable-equivalent adjustment	2,329	2,748	17.99
Income tax expense (benefit)	61,574	(78,492)	nm

Income (loss) from continuing operations	134,298	(80,007)	nm
Income from discontinued operations, net of taxes	7,047	—	100.00

Net income (loss)	$141,345	$(80,007)	nm

Balance sheet (end of period):
Total assets(2)	$60,593,921	$73,984,788	22.10%
Total loans	46,041,358	48,896,520	6.20
Nonperforming assets	224,944	1,144,602	nm
Total deposits	42,604,419	58,338,959	36.93
Medium- and long-term debt	2,809,329	5,131,068	82.64
Stockholder's equity	4,708,790	7,429,500	57.78
Balance sheet (period average)(3):
Total assets	$59,269,965	$71,495,226	20.63%
Total loans	45,494,161	49,556,222	8.93
Earning assets	54,935,058	65,008,223	18.34
Total deposits	43,203,180	54,352,412	25.81
Stockholder's equity	4,616,596	7,303,050	58.19
Financial ratios(4):
Return on average assets(3):
From continuing operations	0.91%	(0.45)%
Net income (loss)	0.96	(0.45)
Return on average stockholder's equity(3):
From continuing operations	11.70	(4.39)
Net income (loss)	12.31	(4.39)
Efficiency ratio(5)	56.94	68.28
Net interest margin(1)(3)	3.74	3.41
Tangible equity ratio(6)	7.22	6.56
Tier 1 risk-based capital ratio(2)	7.96	8.68
Total risk-based capital ratio(2)	10.84	11.54
Leverage ratio(2)	7.95	7.89
Allowance for loan losses to(7):
Total loans	1.14	2.21
Nonaccrual loans	243.59	98.14
Allowance for credit losses to(8):
Total loans	1.37	2.55
Nonaccrual loans	291.42	113.24
Net loans charged off to average total loans(3)	0.28	1.23
Nonperforming assets to total loans and
foreclosed assets	0.49	2.34
Nonperforming assets to total assets(2)	0.37	1.55

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
(6)
The tangible equity ratio is calculated as tangible equity (stockholder's equity less goodwill and intangible assets net of deferred tax on total intangibles) divided by tangible assets (total assets less goodwill and intangible assets net of deferred tax on total intangibles). The tangible equity ratio while not required by US GAAP, is considered to be a critical metric with which to analyze banks. This ratio has been included to facilitate the understanding of UnionBanCal's capital structure and financial condition.
(7)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
(8)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
nm
= not meaningful

 UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights (Continued)
(Unaudited)

	As of and for the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2008	June 30, 2009	Percent Change
Results of operations:
Net interest income(1)	$975,991	$1,115,714	14.32%
Provision for loan losses	167,000	609,000	nm
Noninterest income	395,022	357,929	(9.39)
Noninterest expense	822,518	1,053,441	28.08

Income (loss) before income taxes(1)	381,495	(188,798)	nm
Taxable-equivalent adjustment	4,855	5,365	10.50
Income tax expense (benefit)	119,944	(104,348)	nm

Income (loss) from continuing operations	256,696	(89,815)	nm
Loss from discontinued operations, net of taxes	(6,761)	—	100.00

Net income (loss)	$249,935	$(89,815)	nm

Balance sheet (end of period):
Total assets(2)	$60,593,921	$73,984,788	22.10%
Total loans	46,041,358	48,896,520	6.20
Nonperforming assets	224,944	1,144,602	nm
Total deposits	42,604,419	58,338,959	36.93
Medium- and long-term debt	2,809,329	5,131,068	82.64
Stockholders' equity	4,708,790	7,429,500	57.78
Balance sheet (period average)(3):
Total assets	$57,951,110	$69,296,183	19.58%
Total loans	44,097,805	49,671,989	12.64
Earning assets	53,561,569	62,743,021	17.14
Total deposits	43,408,469	50,514,116	16.37
Stockholders' equity	4,667,429	7,319,518	56.82
Financial ratios(4):
Return on average assets(3):
From continuing operations	0.89%	(0.26)%
Net income (loss)	0.87	(0.26)
Return on average stockholders' equity(3):
From continuing operations	11.06	(2.47)
Net income (loss)	10.77	(2.47)
Efficiency ratio(5)	57.75	66.98
Net interest margin(1)(3)	3.65	3.56
Tangible equity ratio(6)	7.22	6.56
Tier 1 risk-based capital ratio(2)	7.96	8.68
Total risk-based capital ratio(2)	10.84	11.54
Leverage ratio(2)	7.95	7.89
Allowance for loan losses to(7):
Total loans	1.14	2.21
Nonaccrual loans	243.59	98.14
Allowance for credit losses to(8):
Total loans	1.37	2.55
Nonaccrual loans	291.42	113.24
Net loans charged off to average total loans(3)	0.20	1.09
Nonperforming assets to total loans and
foreclosed assets	0.49	2.34
Nonperforming assets to total assets(2)	0.37	1.55

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
(6)
The tangible equity ratio is calculated as tangible equity (stockholder's equity less goodwill and intangible assets net of deferred tax on total intangibles) divided by tangible assets (total assets less goodwill and intangible assets net of deferred tax on total intangibles). The tangible equity ratio while not required by US GAAP, is considered to be a critical metric with which to analyze banks. This ratio has been included to facilitate the understanding of UnionBanCal's capital structure and financial condition.
(7)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
(8)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
nm
= not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2008	2009	2008	2009
Interest Income
Loans	$615,656	$584,532	$1,247,242	$1,186,374
Securities	97,938	98,385	203,578	201,282
Interest bearing deposits in banks	228	3,550	356	4,450
Federal funds sold and securities purchased under resale agreements	1,093	97	3,786	238
Trading account assets	1,042	210	3,501	360

Total interest income	715,957	686,774	1,458,463	1,392,704

Interest Expense
Deposits	144,509	100,186	365,169	205,224
Federal funds purchased and securities sold under repurchase agreements	13,057	19	28,772	72
Commercial paper	8,279	954	18,071	2,546
Medium- and long-term debt	19,692	29,415	39,149	56,944
Trust notes	238	238	476	476
Other borrowed funds	19,624	5,616	35,690	17,093

Total interest expense	205,399	136,428	487,327	282,355

Net Interest Income	510,558	550,346	971,136	1,110,349
Provision for loan losses	95,000	360,000	167,000	609,000

Net interest income after provision for loan losses	415,558	190,346	804,136	501,349

Noninterest Income
Service charges on deposit accounts	77,706	71,843	152,442	143,165
Trust and investment management fees	43,802	34,130	87,190	68,037
Trading account activities	16,687	16,251	27,699	38,943
Merchant banking fees	11,085	19,924	22,878	33,756
Brokerage commissions and fees	10,635	8,506	20,494	16,813
Card processing fees, net	8,167	8,124	15,931	15,660
Securities losses, net	—	(172)	(2)	(172)
Other	31,544	24,607	68,390	41,727

Total noninterest income	199,626	183,213	395,022	357,929

Noninterest Expense
Salaries and employee benefits	243,299	233,057	484,969	476,620
Net occupancy	38,232	43,222	74,434	85,143
Intangible asset amortization	670	40,281	1,340	81,168
Regulatory agencies	4,897	52,836	7,506	70,774
Outside services	20,295	22,948	37,304	41,782
Professional services	15,931	19,489	30,528	35,427
Equipment	15,141	16,602	30,488	32,015
Software	14,409	14,205	29,204	29,243
Foreclosed asset expense	83	3,282	172	4,168
Provision for losses on off-balance sheet commitments	5,000	15,000	13,000	41,000
Privatization-related expense	—	7,433	—	34,252
Other	61,355	63,703	113,573	121,849

Total noninterest expense	419,312	532,058	822,518	1,053,441

Income (loss) from continuing operations before income taxes	195,872	(158,499)	376,640	(194,163)
Income tax expense (benefit)	61,574	(78,492)	119,944	(104,348)

Income (Loss) from Continuing Operations	134,298	(80,007)	256,696	(89,815)

Income (loss) from discontinued operations before income taxes	3,068	—	(14,517)	—
Income tax benefit	(3,979)	—	(7,756)	—

Income (Loss) from Discontinued Operations	7,047	—	(6,761)	—

Net Income (Loss)	$141,345	$(80,007)	$249,935	$(89,815)

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009
Assets
Cash and due from banks	$1,800,313	$1,568,578	$1,285,780
Interest bearing deposits in banks	65,788	2,872,698	8,556,837
Federal funds sold and securities purchased under resale agreements	172,345	63,069	198,955

Total cash and cash equivalents	2,038,446	4,504,345	10,041,572
Trading account assets:
Pledged as collateral	—	6,283	51,714
Held in portfolio	1,136,416	1,210,496	853,922
Securities available for sale:
Pledged as collateral	1,079,491	54,525	—
Held in portfolio	7,396,824	8,140,013	7,403,173
Securities held to maturity (fair value: June 30, 2009, $1,112,813)	—	—	1,171,380
Loans (net of allowance for loan losses: June 30, 2008, $526,401; December 31, 2008, $737,767; June 30, 2009, $1,081,633)	45,514,957	48,847,783	47,814,887
Due from customers on acceptances	21,272	23,131	19,944
Premises and equipment, net	480,366	680,004	664,673
Intangible assets, net	5,117	713,485	641,406
Goodwill	355,287	2,369,326	2,369,326
Other assets	2,559,694	3,571,995	2,952,791
Assets of discontinued operations to be disposed or sold	6,051	4	—

Total assets	$60,593,921	$70,121,390	$73,984,788

Liabilities
Noninterest bearing	$13,440,290	$13,566,873	$14,926,564
Interest bearing	29,164,129	32,482,896	43,412,395

Total deposits	42,604,419	46,049,769	58,338,959
Federal funds purchased and securities sold under repurchase agreements	2,296,587	172,758	203,205
Commercial paper	1,397,159	1,164,327	492,127
Other borrowed funds	4,719,809	8,196,597	606,019
Trading account liabilities	892,240	1,034,663	690,704
Acceptances outstanding	21,272	23,131	19,944
Other liabilities	1,012,403	1,685,412	1,059,508
Medium- and long-term debt	2,809,329	4,288,488	5,131,068
Junior subordinated debt payable to subsidiary grantor trust	14,206	13,980	13,754
Liabilities of discontinued operations to be extinguished or assumed	117,707	7,960	—

Total liabilities	55,885,131	62,637,085	66,555,288

Commitments, contingencies and guarantees—See Note 16
Stockholder's Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of June 30, 2008, December 31, 2008 and June 30, 2009	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 157,811,268 shares as of June 30, 2008, 136,330,829 shares as of December 31, 2008 and 136,330,829 shares as of June 30, 2009	157,811	136,331	136,331
Additional paid-in capital	1,182,978	3,195,023	3,195,023
Treasury stock: 19,760,597 shares as of June 30, 2008, no shares as of December 31, 2008 and June 30, 2009	(1,204,469)	—	—
Retained earnings	5,018,601	4,964,802	4,874,987
Accumulated other comprehensive loss	(446,131)	(811,851)	(776,841)

Total stockholder's equity	4,708,790	7,484,305	7,429,500

Total liabilities and stockholder's equity	$60,593,921	$70,121,390	$73,984,788

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder's equity
BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income:
Net income—For the six months ended June 30, 2008					249,935		249,935
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						14,251	14,251
Net change in unrealized losses on securities available for sale						(181,747)	(181,747)
Foreign currency translation adjustment						(217)	(217)
Net change in pension and other benefits						4,705	4,705

Total comprehensive income, net of tax							86,927
EITF 06-4 adjustment					(236)		(236)
EITF 06-11 adjustment			162				162
Stock options exercised	249,163	249	9,842				10,091
Restricted stock granted, net of forfeitures	2,584	3	(3)				—
Excess tax benefit—stock-based compensation			190				190
Compensation expense—stock options			6,781				6,781
Compensation expense—restricted stock			8,733				8,733
Compensation expense—restricted stock units, performance share units and other share-based compensation			3,536				3,536
Common stock repurchased(1)				(1,885)			(1,885)
Dividends declared on common stock, $1.04 per share(2)					(143,490)		(143,490)

Net change		252	29,241	(1,885)	106,209	(163,008)	(29,191)

BALANCE JUNE 30, 2008	157,811,268	$157,811	$1,182,978	$(1,204,469)	$5,018,601	$(446,131)	$4,708,790

BALANCE DECEMBER 31, 2008	136,330,829	$136,331	$3,195,023	$—	$4,964,802	$(811,851)	$7,484,305

Comprehensive loss:
Net loss—For the six months ended June 30, 2009					(89,815)		(89,815)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges(3)						(13,577)	(13,577)
Net change in unrealized losses on securities(3)						40,985	40,985
Foreign currency translation adjustment						201	201
Net change in pension and other benefits						7,401	7,401

Total comprehensive loss, net of tax							(54,805)

Net change		—	—	—	(89,815)	35,010	(54,805)

BALANCE JUNE 30, 2009	136,330,829	$136,331	$3,195,023	$—	$4,874,987	$(776,841)	$7,429,500

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

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$249,935	$(89,815)
Loss from discontinued operations, net of taxes	(6,761)	—

Income (loss) from continuing operations, net of taxes	256,696	(89,815)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	167,000	609,000
Provision for losses on off-balance sheet commitments	13,000	41,000
Depreciation, amortization and accretion	56,405	81,551
Stock-based compensation—stock options and other share-based compensation	19,050	—
Provision for (reversal of) deferred income taxes	60,065	(34,590)
Net losses on sales of securities	2	172
Net decrease in accrued expenses	(250,868)	(253,101)
Net (increase) decrease in trading account assets	(533,083)	311,143
Net increase (decrease) in trading account liabilities	541,183	(343,959)
Net increase in prepaid expenses	(7,243)	(23,188)
Net increase in fees and other receivables	(14,961)	(55,404)
Net increase (decrease) in other liabilities	185,301	(413,091)
Net increase in other assets	(159,142)	(326,619)
Loans originated for resale	(382,759)	(64,953)
Net proceeds from sale of loans originated for resale	258,831	37,531
Excess tax benefit—stock-based compensation	(190)	—
Other, net	6,588	31,430
Discontinued operations, net	84,721	(6,027)

Total adjustments	43,900	(409,105)

Net cash provided by (used in) operating activities	300,596	(498,920)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	10,300	24,234
Proceeds from matured and called securities available for sale	807,237	1,191,246
Purchases of securities available for sale	(1,132,494)	(1,513,612)
Proceeds from matured securities held to maturity	—	2,366
Purchases of premises and equipment, net	(43,141)	(38,854)
Net (increase) decrease in loans	(4,767,468)	442,279
Other, net	(32)	(1,566)
Discontinued operations, net	3,732	—

Net cash provided by (used in) investing activities	(5,121,866)	106,093

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(75,772)	12,289,190
Net increase in federal funds purchased and securities sold under repurchase agreements	664,985	30,447
Net increase (decrease) in commercial paper and other borrowed funds	2,974,693	(7,262,778)
Proceeds from issuance of medium- and long-term debt	901,000	1,625,000
Repayment of medium-term debt	—	(750,000)
Common stock repurchased	(1,885)	—
Payments of cash dividends	(143,462)	—
Stock options exercised	10,281	—
Other, net	(217)	201
Discontinued operations, net	7,905	(1,929)

Net cash provided by financing activities	4,337,528	5,930,131

Net increase (decrease) in cash and cash equivalents	(483,742)	5,537,304
Cash and cash equivalents at beginning of period	2,521,633	4,504,345
Effect of exchange rate changes on cash and cash equivalents	555	(77)

Cash and cash equivalents at end of period	$2,038,446	$10,041,572

Cash Paid During the Period For:
Interest	$506,653	$304,247
Income taxes, net	147,689	289,040
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	$—	$1,144,036
Loans transferred to foreclosed assets (OREO)	8,612	32,371

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

        See Note 3 to these condensed consolidated financial statements in this Form 10-Q for additional information on the Company's privatization transaction.

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

  Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." The FSP requires that an entity consider its own assumptions about the renewal or extension period, adjusted for entity-specific factors, when determining the useful life of a recognized intangible asset. In the absence of that experience an entity should consider market participant assumptions. The FSP was effective January 1, 2009. At adoption there was no impact on the Company's financial position or results of operations.

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

  Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires the fair value disclosure of financial instruments mandated by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to be reported for interim periods. The FSP, which applies only to disclosures, was effective April 1, 2009. Disclosures required under this FSP are included in Note 12 to these condensed consolidated financial statements.

  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value under SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for an asset or liability has significantly decreased. The FSP provides factors to consider when determining whether there has been a significant decline in volume or level of activity. The FSP also affirms that the objective of a fair value measurement is the price that would be received to sell an asset in an orderly transaction under current market conditions, even if the market is inactive. The FSP was effective April 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Recognition and Presentation of Other-Than-Temporary Impairments

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends guidance for the determination and recognition of other-than-temporary impairment related to debt securities. The FSP establishes new criteria for determining whether impairment is other-than-temporary and what portion of any such impairment is recognized in earnings. A company is required to assert whether it intends or it is more likely than not that it will need to sell a security with an unrealized loss before full recovery of the amortized cost basis. If it is likely that a security will be sold prior to full recovery, the security must be written down to its current fair value and the entire loss recognized in earnings immediately. If it is likely that the security will not be sold prior to recovery, but the amortized cost basis will not be collected, the security must be written down to its current fair value. However, in that case, only the credit loss component shall be recognized in earnings immediately with the remaining

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

non-credit related loss portion recorded in other comprehensive income. The FSP was effective April 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Subsequent Events

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which requires an evaluation of events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The Statement also provides guidance about when such a subsequent event should be recognized in the financial statements and requires the disclosure of the date through which subsequent events were evaluated and whether that represents the date the financial statements were issued or available to be issued. The Statement was effective June 30, 2009. At adoption, there was no impact on the Company's financial position or results of operations. Disclosures required under this statement are included in Note 18 to these condensed consolidated financial statements.

  Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement 140." The Statement amends transfer of financial asset guidance to eliminate the concept of qualifying special purpose entities (QSPEs) and modifies financial asset derecognition guidance. The elimination of the QSPE concept will require many sponsors to consolidate these vehicles. The derecognition modifications require that companies consider all arrangements such that the transferred financial asset is legally isolated from the transferor and any of its consolidated affiliates when determining whether derecognition is appropriate for a transferred financial asset. For a transfer of a portion of a financial asset to be derecognized, it must meet the definition of a participating interest. The guidance also requires that all beneficial interests retained in transferred financial assets be initially measured at fair value. Disclosures are also amended to require the disclosure of a company's continuing involvement with transferred financial assets and details regarding financial or other support provided. The Statement is effective January 1, 2010. Management is currently evaluating the impact this Statement may have on the Company's financial position and results of operations.

  Amendments to FASB Interpretation No. 46(R)

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." The Statement amends consolidation guidance related to variable interest entities (VIEs) by changing the approach for determining the primary beneficiary of a VIE. A company would be required to determine the primary beneficiary of a VIE based on a qualitative assessment of the power and economic structure and to continually reassess that conclusion. The Statement also states that if power is shared by multiple parties such that no one party has the power to direct the activities of the VIE, no party shall consolidate the VIE. Disclosures are also amended to require disclosure of continuing involvement with VIEs and judgments used in the consolidation analysis such as the method, significant judgments and assumptions used for determining the primary beneficiary. The Statement is effective January 1, 2010. Management is currently evaluating the impact this Statement may have on the Company's financial position and results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." The Statement establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative US GAAP. The Codification does not significantly change current US GAAP and merely restructures the information in a topical format. The Codification is effective July 1, 2009. Management believes that, upon adoption, this Statement will not have a material impact on the Company's financial position or results of operations.

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

        After all of the fair value adjustments to the Company's assets and liabilities were assigned, the remainder of the purchase price was recorded as goodwill. The fair value adjustments are subject to revision for up to one year after the close of the privatization transaction in the event that better estimates are developed based on additional information. As of June 30, 2009, there were no revisions to the fair value adjustments.

        The amortization (accretion) of the fair value adjustments by category for the three and six months ended June 30, 2009, respectively, were $40 million and $80 million for intangibles, $2 million and $4 million for premises and equipment, ($22) million and ($55) million for loans, $4 million and $7 million for cash flow hedges, ($10) million and ($17) million for securities, and $1 million and $2 million for debt.

        During the three and six months ended June 30, 2009, the Company recorded expenses for the privatization transaction of $7 million and $34 million, respectively, which primarily consisted of compensation expense for amortization of bridge award compensation.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	December 31, 2008				June 30, 2009
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other U.S. government	$761,000	$17,988	$—	$778,988	$697,942	$12,188	$434	$709,696
Residential mortgage-backed securities	6,010,860	87,803	136,630	5,962,033	6,388,334	157,029	99,055	6,446,308
State and municipal	52,749	2,185	87	54,847	48,353	1,926	65	50,214
Asset-backed and debt securities	1,837,287	48,921	597,310	1,288,898	113,405	—	16,435	96,970
Equity securities	109,919	126	355	109,690	100,156	158	417	99,897
Foreign securities	82	—	—	82	88	—	—	88

Total securities available for sale	$8,771,897	$157,023	$734,382	$8,194,538	$7,348,278	$171,301	$116,406	$7,403,173

Securities Held to Maturity

	June 30, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,736,180	$—	$564,800	$1,171,380	$49,218	$107,785	$1,112,813

Total securities held to maturity	$1,736,180	$—	$564,800	$1,171,380	$49,218	$107,785	$1,112,813

(1)
Amortized cost reflects fair value adjustments as a result of the Company's privatization. Refer to Note 3 to these condensed consolidated financial statements.
(2)
The amount recognized in OCI reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization, while the amount not recognized in OCI reflects the incremental change in value after such transfer.

        For the three and six months ended June 30, 2009, interest income included $0.6 million and $1.3 million, respectively, from non-taxable securities.

Transfer of Securities from Available for Sale to Held to Maturity

        The Company's collateralized loan obligations (CLOs) consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, management reassessed the classification of its CLOs. On February 28, 2009, the Company reclassified its CLOs, which totaled $1.1 billion

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

at fair value, from available for sale to held to maturity. The related unrealized pre-tax loss of $589 million included in accumulated OCI remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. Accordingly, no change was recorded in the amortized cost basis of the securities as a result of the transfer. The Company considers the held to maturity classification to be more appropriate because the Company has the ability and the intent to hold these securities to maturity.

        The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

Securities Available for Sale(1)

	June 30, 2009
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$203,076	$206,962
Due after one year through five years	803,152	815,420
Due after five years through ten years	1,419,870	1,455,758
Due after ten years	4,822,024	4,825,136
Equity securities(2)	100,156	99,897

Total securities available for sale	$7,348,278	$7,403,173

Securities Held to Maturity

	June 30, 2009
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	7,628	5,893
Due after five years through ten years	1,196,858	813,233
Due after ten years	531,694	293,687

Total securities held to maturity	$1,736,180	$1,112,813

(1)
The remaining contractual maturities of residential mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.
(2)
Equity securities do not have a stated maturity.
(3)
Amortized cost reflects fair value adjustments as a result of the Company's privatization. Refer to Note 3 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        For the six months ended June 30 2009, proceeds from sales of securities available for sale were $24.2 million with gross realized gains of $0.6 million and no gross realized losses. The specific identification method is used to calculate realized gains and losses.

Analysis of Unrealized Losses on Securities

        At December 31, 2008 and June 30, 2009, the Company's securities, shown below, were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

Securities Available for Sale

	December 31, 2008
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$—	$—	—	$—	$—	—	$—	$—	—
Residential mortgage-backed securities	519,865	54,567	35	791,135	82,063	93	1,311,000	136,630	128
State and municipal	3,242	74	5	1,669	13	7	4,911	87	12
Asset-backed and debt securities	38,221	9,261	3	1,088,480	588,049	218	1,126,701	597,310	221
Equity securities	5,085	355	3	—	—	—	5,085	355	3

Total securities available for sale	$566,413	$64,257	46	$1,881,284	$670,125	318	$2,447,697	$734,382	364

	June 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$151,379	$434	4	$—	$—	—	$151,379	$434	4
Residential mortgage-backed securities	746,712	4,962	22	766,918	94,093	63	1,513,630	99,055	85
State and municipal	2,942	19	9	2,090	46	8	5,032	65	17
Asset-backed and debt securities	5,693	1,112	2	91,277	15,323	13	96,970	16,435	15
Equity securities	156	37	1	38	380	1	194	417	2

Total securities available for sale	$906,882	$6,564	38	$860,323	$109,842	85	$1,767,205	$116,406	123

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Securities Held to Maturity

	June 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Collateralized loan obligations	$76,848	$33,365	20	$1,035,965	$639,220	202	$1,112,813	$672,585	222

Total securities held to maturity	$76,848	$33,365	20	$1,035,965	$639,220	202	$1,112,813	$672,585	222

        The Company's securities are primarily investments in debt securities. Debt securities available for sale and debt securities held to maturity are subject to quarterly impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of the security. Any impairment on securities the Company intends or is more likely than not required to sell is recognized in earnings as the entire difference between the amortized cost and its fair value. Any impairment on securities the Company does not intend or it is not more likely than not required to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security.

        The following describes the nature of the Company's investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

        At June 30, 2009, the Company does not have the intent to sell temporarily impaired securities until a recovery of the fair value, which may be maturity, and it is more likely than not that the Company will not have to sell the securities prior to recovery of fair value.

  Other U.S. Government Securities

        Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities are issued with a stated interest rate and mature in less than five years. The unrealized losses on other U.S. Government securities resulted from rising interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at June 30, 2009.

  Agency and Non-Agency Residential Mortgage-Backed Securities

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The fair value of agency mortgage-backed securities in a loss position and the related unrealized losses at June 30, 2009 was $1,076.1 million and $8.6 million, respectively. The

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

unrealized losses on these securities resulted from rising interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than temporarily impaired at June 30, 2009.

        Non-agency residential mortgage backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily AAA rated. The fair value of non-agency mortgage-backed securities in a loss position and the related unrealized losses at June 30, 2009 was $437.5 million and $90.4 million, respectively. The unrealized losses on these securities resulted from rising interest rates subsequent to purchase and additional credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. Based on this assessment of expected credit losses of each security, the Company concluded these securities were not other-than temporarily impaired at June 30, 2009.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The unrealized losses on the state and municipal securities resulted from rising interest rates subsequent to purchase and not from credit quality. As a result, the securities were not other-than-temporarily impaired at June 30, 2009.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at June 30, 2009 consist of $92.1 million in privately placed debt securities issued by power and utilities companies and $4.9 million in commercial mortgage-backed securities. Expected cash flows of debt securities to power and utilities companies are assessed to determine if the amortized cost basis of the securities is recoverable. Based on this assessment, the Company concluded that these securities were not other-than-temporarily impaired as of June 30, 2009.

  Collateralized Loan Obligations

        CLOs are classified as held to maturity (see discussion above). Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from rising interest rates, widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly on lower rated securities. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. The fair value of the CLO portfolio was adversely impacted in 2008 and 2009 by the overall financial market crisis. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. An analysis was performed as of June 30, 2009, in accordance with FSP FAS 115-2 and FAS 124-2. Based on this analysis, an insignificant amount of impairment was recognized on one CLO security. Since no observable credit quality issues were present in the remaining CLO portfolio at June 30, 2009, the Company concluded that these securities were not other-than-temporarily impaired.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

  Securities Pledged as Collateral

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

        The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. Trading securities pledged as collateral, which totaled $51.7 million at June 30, 2009, have been separately identified in the condensed consolidated balance sheet. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At June 30, 2009, the Company had $4.3 billion of securities available for sale pledged as collateral where the secured party can not resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.4 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.3 billion) and to secure public and trust department deposits ($3.6 billion).

        At June 30, 2009, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $199.0 million, which included $168.0 million of collateral received that has been repledged to secure bankruptcy deposits. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

Note 5—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees (costs) of ($10) million, $14 million and $48 million, at June 30, 2008, December 31, 2008 and June 30, 2009, respectively, is as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009
Commercial, financial and industrial	$16,602,393	$18,469,023	$17,064,253
Construction	2,622,740	2,744,062	2,791,583
Mortgage:
Residential	14,852,058	15,880,835	16,216,264
Commercial	7,912,592	8,186,388	8,255,659

Total mortgage	22,764,650	24,067,223	24,471,923
Consumer:
Installment	1,957,379	2,201,602	2,353,090
Revolving lines of credit	1,295,047	1,435,494	1,508,078

Total consumer	3,252,426	3,637,096	3,861,168
Lease financing	640,612	645,765	657,339

Total loans held to maturity	45,882,821	49,563,169	48,846,266
Total loans held for sale	158,537	22,381	50,254

Total loans	46,041,358	49,585,550	48,896,520
Allowance for loan losses	526,401	737,767	1,081,633

Loans, net	$45,514,957	$48,847,783	$47,814,887

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2008	2009
Allowance for loan losses, beginning of period	$402,726	$737,767
Loans charged off	46,545	271,050
Recoveries of loans previously charged off	3,411	3,093

Total net loans charged off	43,134	267,957
Provision for loan losses	167,000	609,000
Adjustments related to privatization	—	2,062
Foreign translation adjustment	(191)	761

Allowance for loan losses, end of period	526,401	1,081,633
Allowance for losses on off-balance sheet commitments	103,374	166,374

Allowances for credit losses, end of period	$629,775	$1,248,007

        The provision for loan losses increased by $442 million to $609 million for the six months ended June 30, 2009, primarily due to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans and increase in certain loss factors related to the consumer and small business portfolios.

        Nonaccrual loans totaled $216.1 million and $1.1 billion at June 30, 2008 and 2009, respectively. There were $1.5 million and $11.0 million ($1.5 million of which are on accrual status at June 30, 2009) of troubled debt restructured loans at June 30, 2008 and 2009, respectively. Effective January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, home equity and one-to-four family residential loans totaling $167.7 million ($5.7 million of which are restructured loans) have been placed on nonaccrual status as of June 30, 2009. Loans 90 days or more past due and still accruing totaled $51.2 million and $4.0 million at June 30, 2008 and 2009, respectively.

Note 6—Goodwill and Intangible Assets

        As part of the Company's privatization transaction, the Company recorded goodwill of $2,014 million and intangible assets of $752 million. See Note 3 to these condensed consolidated financial statements in this Form 10-Q for information on the Company's privatization transaction.

  Goodwill

        There were no changes in the carrying amount of goodwill during the six months ended June 30, 2008 and 2009. The carrying amount of goodwill at June 30, 2008 and 2009 was $355 million and $2.4 billion respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

        The Company reviews its goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual goodwill impairment test as of January 1, 2009 was performed during the first quarter of 2009, and no impairment was recognized.

        During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from January 1st to April 1st. The change was made to more closely align the impairment testing date with the testing date used by BTMU, as the Company became a wholly owned subsidiary in the fourth quarter of 2008.

        The change in goodwill impairment testing date is deemed a change in accounting principle. Management believes that the change in accounting principle will not delay, accelerate, or avoid a goodwill impairment charge. Management determined that the change in accounting principle is preferable under the circumstances and does not result in adjustments to the Company's financial statements when applied retrospectively.

        In order to transition to the new annual goodwill impairment test date and to ensure that no more than twelve months elapse before the next annual goodwill impairment test is performed, goodwill impairment testing as of April 1, 2009 was performed during the second quarter of 2009. No impairment was recognized.

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at June 30, 2008, December 31, 2008 and June 30, 2009.

	June 30, 2008			December 31, 2008			June 30, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,114	$(37,997)	$5,117	$619,398	$(79,585)	$539,813	$619,397	$(156,313)	$463,084
Trade name	—	—	—	108,733	(683)	108,050	108,733	(2,057)	106,676
Customer relationships	—	—	—	53,761	(1,323)	52,438	53,761	(3,427)	50,334
Other	—	—	—	9,555	—	9,555	9,555	(962)	8,593

Subtotal—intangibles with a definite useful life	$43,114	$(37,997)	$5,117	$791,447	$(81,591)	$709,856	$791,446	$(162,759)	$628,687

Other intangibles with an indefinite useful life	—	—	—	3,629	—	3,629	12,719	—	12,719

Total intangibles	$43,114	$(37,997)	$5,117	$795,076	$(81,591)	$713,485	$804,165	$(162,759)	$641,406

        Total amortization expense for the six months ended June 30, 2008 and 2009 was $1.3 million and $81.2 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense at June 30, 2009 is as follows.

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total identifiable intangible assets
Estimated amortization expense for the years ending:
Remaining 2009	$76,728	$1,373	$2,104	$913	$81,118
2010	114,029	2,747	4,246	1,497	122,519
2011	88,016	2,747	3,968	1,490	96,221
2012	69,259	2,747	3,679	1,490	77,175
2013	44,743	2,747	3,436	1,490	52,416
Thereafter	70,309	94,315	32,901	1,713	199,238

Total estimated amortization expense	$463,084	$106,676	$50,334	$8,593	$628,687

        In the second quarter of 2009, the Company acquired an asset management business and recorded $9.1 million of identifiable intangible assets. These identifiable intangible assets have been determined to have indefinite lives and therefore will not be amortized.

Note 7—Employee Pension and Other Postretirement Benefits

        The following tables summarizes the components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2009.

	Pension Benefits		Other Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in thousands)	2008	2009	2008	2009	2008	2009
Components of net periodic benefit cost
Service cost	$12,521	$12,571	$1,939	$2,332	$234	$256
Interest cost	19,329	20,723	2,700	3,055	930	941
Expected return on plan assets	(33,413)	(35,086)	(3,376)	(2,501)	—	—
Amortization of prior service cost	—	—	(23)	(16)	51	—
Amortization of transition amount	—	—	510	328	—	—
Recognized net actuarial loss	2,328	3,036	603	2,153	423	305

Total net periodic benefit cost	$765	$1,244	$2,353	$5,351	$1,638	$1,502

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2008	2009	2008	2009	2008	2009
Components of net periodic benefit cost
Service cost	$25,568	$26,188	$4,037	$4,664	$470	$511
Interest cost	38,823	41,534	5,642	6,110	1,861	1,882
Expected return on plan assets	(66,822)	(70,305)	(6,739)	(5,002)	—	—
Amortization of prior service cost	—	—	(48)	(31)	101	—
Amortization of transition amount	—	—	1,018	656	—	—
Recognized net actuarial loss	4,966	6,090	1,681	4,306	846	1,171

Total net periodic benefit cost	$2,535	$3,507	$5,591	$10,703	$3,278	$3,564

Note 8—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows.

Other Noninterest Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Gains (losses) on private capital investments, net	$1,282	$(1,123)	$2,352	$(3,244)
Gain on the VISA IPO redemption	—	—	14,211	—
Other	30,262	25,730	51,827	44,971

Total other noninterest income	$31,544	$24,607	$68,390	$41,727

Other Noninterest Expense

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Advertising and public relations	$12,857	$11,349	$20,956	$21,970
Low income housing credit investment amortization	8,493	11,026	17,632	21,192
Communications	9,111	9,192	18,486	17,910
Data processing	7,784	8,042	14,860	16,617
Other	23,110	24,094	41,639	44,160

Total other noninterest expense	$61,355	$63,703	$113,573	$121,849

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Income Taxes

        The following table is an analysis of the effective tax rate on income (loss) from continuing operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Federal income tax rate	35%	(35)%	35%	(35)%
Net tax effects of:
State income taxes, net of federal income tax benefit	2	(2)	3	—
Tax credits	(7)	(11)	(7)	(18)
Other	1	(2)	1	(1)

Effective tax rate	31%	(50)%	32%	(54)%

        A negative federal income tax rate in the above table indicates an expected income tax benefit on the loss from continuing operations before taxes.

        The change in the effective tax rate from the second quarter of 2008 was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes. The Company's effective tax rate for the second quarter of 2009 may not be indicative of the effective tax rate for future quarters and the full year. In addition, the quarterly effective tax rate in 2009 is being computed on an individual quarterly basis, as compared to the Company's historical computation, which was based on an estimated average effective tax rate for the year. During 2009, the effective tax rate, which will be impacted by expected tax credits, is expected to vary from quarter to quarter in relation to changes in the Company's pre-tax income or loss.

        In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments outstanding after May 31, 2009. During the second quarter of 2009, the Company filed amended tax returns and made payments of $187.0 million of tax and $43.7 million of interest with respect to tax positions taken in prior year worldwide unitary tax returns, which primarily involved the method of apportionment of worldwide income to California. The payments were made in order to protect the Company from potential penalties that may be asserted by the tax authorities. The Company intends to file refund claims and to defend its positions through negotiations with the California Franchise Tax Board and through the California courts, if necessary. The payments did not affect the recognition or measurement of unrecognized state tax benefits under FIN 48, and they had no impact on income tax expense.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 2.16%, 0.53% and 0.03% at June 30, 2008, December 31, 2008 and June 30, 2009, respectively(1)	$2,296,587	$172,758	$203,205
Commercial paper, with weighted average interest rates of 2.16%, 1.48%, and 0.47% at June 30, 2008, December 31, 2008 and June 30, 2009, respectively(1)	1,397,159	1,164,327	492,127
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 2.30%, 2.22% and 0.86% at June 30, 2008, December 31, 2008 and June 30, 2009, respectively(1)	1,150,000	1,850,000	400,000
Term federal funds purchased, with weighted average interest rates of 2.51%, 2.60% and 0.72% at June 30, 2008, December 31, 2008 and June 30, 2009, respectively(1)	822,959	1,230,060	102,000
Federal Reserve Bank Term Borrowings, with weighted average interest rate of 2.34% at June 30, 2008 and 0.79% at December 31, 2008(1)	2,650,000	5,000,000	—
All other borrowed, with weighted average interest rates of 4.78%, 5.42% and 1.29% at June 30, 2008, December 31, 2008 and June 30, 2009, respectively(1)	96,850	116,537	104,019

Total borrowed funds	$8,413,555	$9,533,682	$1,301,351

(1)
Weighted average interest rates provided relate to external funding and do not reflect expense (earning) allocated on net funding to (from) discontinued operations. For further information, see Note 15 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt and long-term subordinated debt:

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009
Medium-Term senior debt:
Floating rate notes due March 2009. These notes bear interest at 0.02% above 3-month London Interbank Offered Rate (LIBOR)	$750,000	$750,000	$—
Federal Home Loan Bank Advances: Floating, which is at a spread above 3-month LIBOR, or fixed rate, at a weighted average rate of 2.75% at June 30, 2008, 3.21% at December 31, 2008 and 2.38% at June 30, 2009	901,000	2,276,000	2,901,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.70% at June 30, 2009	—	—	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.82% at June 30, 2009	—	—	500,000
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	410,216	451,930	441,422
Fixed rate 5.95% notes due May 2016	748,113	810,558	788,646

Total medium- and long-term debt	$2,809,329	$4,288,488	$5,131,068

        In March 2009, the Company's $750 million of floating rate notes matured at par plus accrued interest and were repaid.

        As of June 30, 2008, December 31, 2008 and June 30, 2009, the Company had pledged loans of $31.0 billion, $40.2 billion and $39.5 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and Federal Home Loan Bank.

        In October 2008, the Federal Deposit Insurance Corporation (FDIC) established the Temporary Liquidity Guarantee (TLG) Program. On March 16, 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes under the TLG Program. The proceeds thereof were used for general corporate purposes. Of the $1.0 billion of senior notes, $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.08% per annum and mature on March 16, 2011 (2011 Notes). The remaining $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.20% per annum and mature on March 16, 2012 (2012 Notes). In connection with the FDIC guarantee under the TLG Program, a fee of 1% per annum is charged to the Bank on the $1.0 billion of senior notes. The interest on the 2011 Notes and the 2012 Notes is payable and reset quarterly on the 16th of March, June, September and December of each year.

        Under the TLG Program, as amended on June 3, 2009, the Bank's senior unsecured debt with a maturity of more than 30 days and issued between October 14, 2008 and October 31, 2009 is guaranteed by the full faith and credit of the United States. As of June 30, 2009, the Company had $1.3 billion of remaining capacity

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Medium- and Long-Term Debt (Continued)

to issue guaranteed debt under the TLG Program. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. For debt issued on or after April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or December 31, 2012.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," for most fair value measurements required for financial assets and liabilities. Under FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," the Company deferred application of SFAS No. 157 for one year and adopted the Statement effective January 1, 2009 for nonrecurring measurements of fair value for non-financial assets and liabilities, such as goodwill, intangible assets and other real estate owned. At adoption, there was no effect on the Company's financial position or results of operations.

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

  Level 3: Valuations are based on at least one significant unobservable input that is supported by little or no market activity and is significant to the fair value measurement. Values are determined using pricing models and discounted cash flow models that include management judgment and estimation which may be significant.

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

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

Recurring Fair Value Measurements:

  Trading Account Assets:    Trading account assets are recorded at fair value and primarily consist of securities and derivatives held for trading purposes. See discussion below on securities available for sale, which utilize the same valuation methodology as trading account securities. See also discussion below on derivatives valuation.

  Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. If such quoted market prices are not available, management utilizes third-party pricing services, broker quotations from dealers in the specific instruments. If no market prices or broker quotes are available, external pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury curves, benchmark yields, consensus prepayment estimates and credit spreads. Level 1 measured securities include U.S. government and agency securities. Level 2 measured securities include residential mortgage-backed securities and certain asset-backed securities.

  Derivatives:    The Company's derivatives are primarily traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to the credit reserve to reflect counterparty credit quality and to consider the creditworthiness of the Company. Derivatives, which are included in trading account assets, trading account liabilities and other assets, are generally measured as Level 2.

Nonrecurring Fair Value Measurements:

  Loans Held for Sale:    Residential mortgage and commercial loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from GSEs. These loans are classified as Level 2. The fair value of commercial loans held for sale is based on secondary market offerings for loans with similar characteristics. These loan values are classified as Level 3.

  Loans Impaired under SFAS No. 114:    Impaired loans are evaluated and valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. As a practical expedient, the loan may be measured based on a loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent). Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management's historical knowledge, changes in

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  market conditions from the time of valuation, and management's knowledge of the client and the client's business. The loan's market price is determined using market pricing for similar assets, adjusted for management judgment. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Loans impaired under SFAS No. 114 that are valued based on underlying collateral or the loan's market price are classified as Level 3.

  Private Equity & Community Reinvestment Act (CRA) Investments:    Private equity and CRA investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. The fair value of the investments is estimated quarterly based on the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity & CRA investment measurements are classified as Level 3.

  Other Real Estate Owned (OREO):    OREO represents collateral acquired through foreclosure and is recorded at the lower of the loan's unpaid principal balance or the collateral's fair value, adjusted for disposition costs. OREO values are reviewed on an ongoing basis and any decline in value is recorded as a fair value adjustment. The value of OREO is determined based on independent appraisals and is generally classified as Level 3.

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, December 31, 2008 and June 30, 2009, by major category and by SFAS No. 157 valuation hierarchy.

	June 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$34,937	$1,122,265	$—	$(20,786)	$1,136,416
Securities available for sale	845,467	6,116,012	1,514,836	—	8,476,315
Other assets(2)	—	163,065	—	(51,178)	111,887

Total assets	$880,404	$7,401,342	$1,514,836	$(71,964)	$9,724,618

Liabilities
Trading account liabilities	$1,560	$962,644	$—	$(71,964)	$892,240
Medium- and long-term debt	—	1,161,288	—	—	1,161,288

Total liabilities	$1,560	$2,123,932	$—	$(71,964)	$2,053,528

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
(2)
Other assets include nontrading derivative assets.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	June 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$66,829	$—	$—	$—	$66,829
Other U.S. government	46,895	—	—	—	46,895
State and municpal	—	8,446	—	—	8,446
Commercial paper	—	47,194	—	—	47,194
Derivatives	1,985	801,314	—	(67,027)	736,272

Total trading account assets	115,709	856,954	—	(67,027)	905,636
Securities available for sale:
U.S. Treasury	—	—	—		—
Other U.S. government	709,696	—	—	—	709,696
Residential Mortgage-backed securities	—	6,446,308	—	—	6,446,308
State and municpal	—	45,466	4,748	—	50,214
Asset-backed and debt securities	—	96,970	—	—	96,970
Equity securities	98,337	—	1,560	—	99,897
Foreign securities	—	88	—	—	88

Total securities available for sale	808,033	6,588,832	6,308	—	7,403,173
Other assets(2)	—	139,765	—	(50,126)	89,639

Total assets	$923,742	$7,585,551	$6,308	$(117,153)	$8,398,448

Liabilities
Trading account liabilities:
Derivatives	$5,590	$757,265	$—	$(117,153)	$645,702
Securities sold, not yet purchased	45,002	—	—	—	45,002

Total trading account liabilities	50,592	757,265	—	(117,153)	690,704

Total liabilities	$50,592	$757,265	$—	$(117,153)	$690,704

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
(2)
Other assets include nontrading derivative assets.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2008 and 2009. Level 3 available for sale securities at June 30, 2009 primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

	For the Three Months Ended
(Dollars in thousands)	June 30, 2008	June 30, 2009
Balance, beginning of period	$1,494,114	$4,731
Total gains/(losses) (realized/unrealized):
Included in income before taxes	61	—
Included in other comprehensive income	20,264	39
Purchases, issuances and settlements	397	1,538
Transfers in (out) Level 3	—	—

Balance, end of period	$1,514,836	$6,308

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$29	$—

	For the Six Months Ended
(Dollars in thousands)	June 30, 2008	June 30, 2009
Balance, beginning of period	$1,765,497	$1,203,092
Total gains/(losses) (realized/unrealized):
Included in income before taxes	122	20
Included in other comprehensive income	(251,169)	(54,711)
Purchases, issuances and settlements	386	1,721
Transfers in (out) Level 3(1)	—	(1,143,814)

Balance, end of period	$1,514,836	$6,308

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$58	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not recorded at fair value and therefore are not subject to the SFAS No. 157 disclosure guidance.

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2008 and 2009 that were still held on the condensed consolidated balance sheet as of the

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Losses for the Three Months Ended June 30, 2008	Losses for the Six Months Ended June 30, 2008
Loans	$33,465	$—	$3,943	$29,522	$(7,405)	$(7,457)
Other assets	—	—	—	—	(561)	(561)

Total	$33,465	$—	$3,943	$29,522	$(7,966)	$(8,018)

	June 30, 2009
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended June 30, 2009	Loss for the Six Months Ended June 30, 2009
Securities:
Held to maturity Investments	$1,556	$—	$—	$1,556	$(767)	$(767)
Loans:
Loans Held for Sale	24,506	—	8,525	15,981	(85)	(85)
Impaired Loans	360,790	—	—	360,790	(75,345)	(115,635)
Other Assets:
OREO	8,861	—	—	8,861	(2,224)	(2,884)
CRA Investments	8,165	—	—	8,165	(5,103)	(5,493)
Private Equity Investments	24,095	—	—	24,095	(2,473)	(4,827)

Total	$427,973	$—	$8,525	$419,448	$(85,997)	$(129,691)

        Securities held to maturity include investments classified as held to maturity that were written down to fair value during the period due to OTTI. Fair value was determined using a pricing model and broker quotes. The model uses internally developed assumptions and available market data obtained from market participants and credit rating agencies.

        Loans include residential mortgage and commercial loans held for sale measured at the lower of cost or fair value and loans impaired under SFAS No. 114 that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of fixed-rate residential mortgage loans was determined using whole loan forward prices obtained from GSEs. The fair value of commercial loans was determined using market pricing for similar assets, adjusted for management judgment. The fair value of SFAS No. 114 loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

        Other assets consist of private equity and CRA related investments that were written down to fair value due to impairment, and OREO that was measured at the lower of cost or fair value. The fair value of private equity and CRA related investments was estimated based on the underlying investee's current and projected financial performance. The fair value of OREO was primarily based on independent appraisals.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

        Certain financial instruments that are not recognized at fair value on the consolidated balance sheet are carried at amounts that approximate fair value due to their short-term nature. These financial instruments include cash and due from banks, interest bearing deposits in banks, federal funds sold and purchased, securities purchased under resale agreements, securities sold under repurchase agreements and commercial paper. In addition, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking, and market rate and other savings are deemed to equal their carrying values.

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

        Securities held to maturity:    The fair value of CLOs classified as held to maturity was estimated using a pricing model and broker quotes. The model is based on internally developed assumptions and available market data obtained from market participants and credit rating agencies.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        Medium- and long-term debt:    The fair value of medium- and long-term debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes.

        Trust notes:    The fair value of trust notes was estimated using market quotes of similar securities.

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2008 and June 30, 2009.

	December 31, 2008		June 30, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$—	$—	$1,171,380	$1,112,813
Loans, net of allowance for loan losses	48,205,818	47,507,685	47,161,748	47,254,835
Liabilities
Interest bearing deposits	32,482,896	32,528,349	43,412,395	43,411,251
Other borrowed funds	8,196,597	8,203,032	606,019	606,694
Medium- and long-term debt	4,288,488	4,067,878	5,131,068	4,932,075
Junior subordinated debt payable to subsidiary grantor trust	13,980	11,700	13,754	12,747
Off-Balance Sheet Instruments
Commitments to extend credit	92,644	92,644	126,361	126,361
Standby and commercial letters of credit	6,465	6,465	5,504	5,504

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging

        The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company's operating results due to market fluctuations in currency and/or interest rates.

        Credit and market risks are inherent in derivative instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of the existing collateral, if any. The Company utilizes master netting agreements in order to reduce its exposure to credit risk. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of default. Additionally, the Company establishes a credit reserve for potential losses in the event of counterparty default. This reserve is reflected in the fair value amount of the derivative instrument. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

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

        The table below presents the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated by derivative instruments designated and qualifying as hedging instruments under SFAS No. 133 and all other derivative instruments as of June 30, 2009.

	June 30, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts(2)	$6,250,000	Other assets	$139,765	Other liabilities	$—

Total derivatives designated as hedging instruments under SFAS No. 133:	$6,250,000		$139,765		$—

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	$3,138,371	Trading account assets	$51,673	Trading account liabilities	$42,479
Energy contracts	3,501,515	Trading account assets	255,498	Trading account liabilities	259,186
Interest rate contracts	24,859,280	Trading account assets	489,442	Trading account liabilities	454,504
Equity contracts	148,234	Trading account assets	6,686	Trading account liabilities	6,686
Other contracts	5,778	Other assets	194	Other liabilities	(1,043)

Total derivatives not designated as hedging instruments under SFAS No. 133	$31,653,178		$803,493		$761,812

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting agreements.
(2)
The fair value includes unamortized premium of $6.1 million related to terminated contracts.

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At June 30, 2009, the aggregate fair value of all derivative instruments with credit-risk- related contingent features that are in a liability position was $287.9 million. The Company has pledged securities collateral of $256.8 million in the normal course of business. If all of the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2009, the Company would have been required to provide an additional securities collateral of $31.1 million to settle these contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

  Derivatives used in Asset and Liability Management

        Derivative instruments are integral components of the Company's asset and liability management activities. The Company uses interest rate derivatives to manage the Company's net interest income sensitivity to changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and fixed rate subordinated debt. The following describes the significant hedging strategies of the Company.

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate, i.e., U.S. dollar LIBOR. In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At June 30, 2009, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 2.1 years.

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

        The Company uses interest rate swaps to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in loan interest income caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the loans' interest income caused by changes in the relevant LIBOR index.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with 1-month or 3-month LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap's strike rate.

        The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges the change in interest rates based on 1-month, 3-month, and 6-month LIBOR, which is consistent with the CDs' original term to maturity and reflects their repricing frequency. Net payments to be received under the cap contract offset increases in interest expense caused by the relevant LIBOR index rising above the cap's strike rate.

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

        Hedging transactions are structured at inception so that the notional amounts of the hedging instruments are matched to an equal principal amount of loans, CDs, or borrowings, the index and repricing frequencies of the hedging instruments match those of the loans, CDs, or borrowings and the period in which the designated hedged cash flows occurs is equal to the term of the hedge instruments. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedging instruments versus those of the loans, CDs or borrowings.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. Based upon amounts included in accumulated other comprehensive income at June 30, 2009, the Company expects to realize approximately $72.2 million in net interest income during the twelve months ending June 30, 2010. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following tables presents the amount and location of the net gains and losses recorded in the Company's condensed consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2009.

	For the Three Months Ended June 30, 2009
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)		Location	Amount	Location	Amount
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
		Interest Income	$33,198
Interest rate contracts	$28,675	Interest Expense	41	Noninterest Expense	$61

Total	$28,675		$33,239		$61

	For the Six Months Ended June 30, 2009
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)		Location	Amount	Location	Amount
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
		Interest Income	$65,336
Interest rate contracts	$35,657	Interest Expense	15	Noninterest Expense	$75

Total	$35,657		$65,351		$75

  Fair Value Hedges

  Hedging Strategy for Subordinated Debt

        In the first quarter of 2009, the Company terminated all of its interest rate swaps, which were previously used to hedge subordinated debt. The notional amount of the terminated swaps was $950 million. These swaps were not replaced. As a result of the termination, the Company received $167.7 million in cash, which is treated as a deferred gain and recognized over the remaining contractual life of the subordinated debt.

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

        The following table presents the amount and location of the net gains and losses reported in the condensed consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the three and six months ended June 30, 2009.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
(Dollars in thousands)	Location	Amount	Amount
Derivatives not Designated as Hedging Instruments under SFAS No. 133:
Interest rate contracts	Trading account activities	$3,976	$8,533
Foreign exchange contracts	Trading account activities	9,376	17,447
Energy contracts	Trading account activities	(3,882)	453
Equity contracts	Trading account activities	681	1,108
Other contracts	Interest expense	(44)	(82)

Total		$10,107	$27,459

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$58,445	$(22,355)	$36,090
Less: reclassification adjustment for net losses on hedges included in net income	(35,367)	13,528	(21,839)

Net change in unrealized gains on hedges	23,078	(8,827)	14,251

Securities:
Unrealized holding losses arising during the period on securities available for sale	(294,326)	112,580	(181,746)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(2)	1	(1)

Net change in unrealized losses on securities	(294,328)	112,581	(181,747)

Foreign currency translation adjustment	(352)	135	(217)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(48)	19	(29)
Amortization of transition amount	1,018	(389)	629
Recognized net actuarial loss	6,647	(2,542)	4,105

Net change in pension and other benefits	7,617	(2,912)	4,705

Net change in accumulated other comprehensive loss	$(263,985)	$100,977	$(163,008)

For the Six Months Ended June 30, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$35,657	$(14,010)	$21,647
Less: accretion of fair value adjustment	7,330	(2,804)	4,526
Less: Reclassification adjustment for net gains on hedges included in net income	(65,351)	25,601	(39,750)

Net change in unrealized gains on hedges	(22,364)	8,787	(13,577)

Securities:
Unrealized holding gains arising during the period on securities available for sale	54,706	(21,494)	33,212
Reclassification adjustment for net gains on securities available for sale included in net income	(598)	235	(363)
Less: accretion of fair value adjustment on securities available for sale	(10,553)	4,146	(6,407)
Less: accretion of fair value adjustment on held-to-maturity securities	(6,414)	2,520	(3,894)
Less: accretion of net unrealized losses on held-to-maturity securities	30,369	(11,932)	18,437

Net change in unrealized losses on securities	67,510	(26,525)	40,985

Foreign currency translation adjustment	331	(130)	201

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(31)	12	(19)
Amortization of transition amount	656	(258)	398
Recognized net actuarial loss	11,567	(4,545)	7,022

Net change in pension and other benefits	12,192	(4,791)	7,401

Net change in accumulated other comprehensive loss	$57,669	$(22,659)	$35,010

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the period	14,251	(181,747)	(217)	4,705	(163,008)

Balance, June 30, 2008	$37,814	$(310,910)	$523	$(173,558)	$(446,131)

Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the period	(13,577)	40,985	201	7,401	35,010

Balance, June 30, 2009	$59,731	$(311,725)	$(912)	$(523,935)	$(776,841)

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Discontinued Operations (Continued)

  Retirement Recordkeeping Business Discontinued Operations

        At June 30 and December 31, 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

(Dollars in thousands)	June 30, 2008	December 31, 2008
Assets
Premises and equipment	$58	$—
Other assets	5,993	—

Assets of discontinued operations to be disposed or sold	$6,051	$—

Liabilities
Interest bearing deposits	$106,426	$1,929
Other liabilities	11,205	5,217

Liabilities of discontinued operations to be extinguished or assumed	$117,631	$7,146

        The components of income from the RRB discontinued operations for the three and six months ended June 30, 2008 are presented in the table below. There was no impact in the same periods in 2009.

(Dollars in thousands)	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Net interest income	$477	$1,314
Noninterest income	6,527	17,528
Noninterest expense	10,111	22,180

Loss from discontinued operations before income taxes	(3,107)	(3,338)
Income tax benefit	(1,095)	(1,164)

Loss from discontinued operations	$(2,012)	$(2,174)

        The RRB's net interest income for the three and six months ended June 30, 2008 included the allocation of interest income (based on its average net liabilities) of $0.6 million and $1.5 million, respectively. Noninterest income for the three and six months ended June 30, 2008 included trust fees of $3.1 million and $6.4 million, respectively. Noninterest income for the three and six months ended June 30, 2008 also included $4.1 million and $11.8 million, respectively, of servicing revenues from Prudential. For the three and six months ended June 30, 2008, noninterest expense included salaries and benefits expense of $4.7 million and $11.3 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Discontinued Operations (Continued)

  Insurance Brokerage Business Discontinued Operations

        At June 30 and December 31, 2008, the assets and liabilities identified as the IBB discontinued operations consisted of the following:

(Dollars in thousands)	June 30, 2008	December 31, 2008
Assets
Other assets	$—	$4

Assets of discontinued operations to be disposed or sold	$—	$4

Liabilities
Other liabilities	$77	$814

Liabilities of discontinued operations to be extinguished or assumed	$77	$814

        The components of income from the IBB discontinued operations for the three and six months ended June 30, 2008 are presented in the table below. There was no impact in the same periods in 2009.

(Dollars in thousands)	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Net interest expense	$(213)	$(993)
Noninterest income	18,369	35,591
Noninterest expense	11,981	45,777

Income (loss) from discontinued operations before income taxes	6,175	(11,179)
Income tax benefit	(2,885)	(6,592)

Income (loss) from discontinued operations	$9,060	$(4,587)

        The IBB's net interest expense for the three and six months ended June 30, 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the three and six months ended June 30, 2008 included insurance commissions of $8.4 million and $25.7 million, respectively. Noninterest income for the three and six months ended June 30, 2008 also included a $9.8 million pre-tax gain from the sale of the IBB. Noninterest expense for the three and six months ended June 30, 2008 included salaries and benefits expense of $9.0 million and $20.7 million, respectively. For the six months ended June 30, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when the Company determined that the value of the net assets was greater than the fair value of the IBB, which was based on indicative prices for insurance agencies.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	June 30, 2009
Commitments to extend credit	$21,657,392
Standby letters of credit	4,875,381
Commercial letters of credit	61,396
Risk participations in bankers' acceptances	70
Commitments to fund principal investments	105,027
Commitments to fund low-income housing credit (LIHC) investments	158,189

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2009, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $5.5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

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

        The Company is a fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of June 30, 2009, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $199.8 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $7.1 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program facilitates the sale of the commercial paper. As of June 30, 2009, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $572.8 million. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit placed with the Bank. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of June 30, 2009, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.1 billion at June 30, 2009. The market value of the associated collateral was $2.1 billion at June 30, 2009. As of June 30, 2009, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2009, the maximum exposure to loss under these contracts totaled $56.1 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at June 30, 2009 the Company had a maximum exposure to loss under these contracts with a low, moderate, and high risk of

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

payment exposure of $11.4 million, $38.1 million, and $6.6 million, respectively. At June 30, 2009, the Company maintained a reserve of $2.0 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. Under FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the Company had a liability of $4.3 million and $3.4 million at December 31, 2008 and June 30, 2009, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The decrease in this liability from December 31, 2008 to June 30, 2009 was primarily due to Visa's decision to make a $700 million contribution to the litigation escrow account effective June 30, 2009 on behalf of members, offset by the Company's revised assessment of the likely settlement amount for one of the cases. The $3.4 million liability represents the Company's estimate of the fair value of its proportionate share of the sum of Visa's remaining amounts owed to American Express and Discover Card under previously executed settlement agreements plus the Company's estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa. At June 30, 2009, the risk that the Company would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Note 17—Business Segments

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group have been aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking" based upon the aggregation criteria prescribed in SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information."

        As part of the Company's privatization transaction in 2008, goodwill of $980 million and $1,034 million was recorded in the reportable business segments Retail Banking and Wholesale Banking, respectively. See Note 3 to these condensed consolidated financial statements in this Form 10-Q for further detail on the Company's privatization transaction.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals, professional service firms and small businesses, delivered generally through a network of branches, private banking offices and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as trust, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At June 30, 2008 and 2009, Retail Banking had $217.4 million and $1.2 billion, respectively, of goodwill.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At June 30, 2008 and 2009, Wholesale Banking had $137.9 million and $1.2 billion, respectively, of goodwill.

        The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segments as of June 30, 2008 and 2009.

        The information in the tables are derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to an operating segment are assigned to that operating segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to an operating segment based on a predetermined percentage of usage. Under the Company's risk-adjusted return on capital (RAROC) methodology, credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

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

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$233,006	$280,147	$283,017	$414,070
Noninterest income (expense)	126,085	110,139	88,111	100,539

Total revenue	359,091	390,286	371,128	514,609
Noninterest expense (income)	242,338	250,843	151,708	183,779
Credit expense (income)	6,842	7,364	49,397	86,462

Income (loss) from continuing operations before income taxes	109,911	132,079	170,023	244,368
Income tax expense (benefit)	42,041	51,643	47,980	74,438

Income (loss) from continuing operations	67,870	80,436	122,043	169,930
Income from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$67,870	$80,436	$122,043	$169,930

Total assets, end of period—Market View (dollars in millions):	$20,519	$23,826	$31,504	$34,489

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2008	2009	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(3,205)	$(134,905)	$(2,260)	$(8,966)	$510,558	$550,346
Noninterest income (expense)	6,198	(8,689)	(20,768)	(18,776)	199,626	183,213

Total revenue	2,993	(143,594)	(23,028)	(27,742)	710,184	733,559
Noninterest expense (income)	37,845	109,616	(12,579)	(12,180)	419,312	532,058
Credit expense (income)	38,779	266,192	(18)	(18)	95,000	360,000

Income (loss) from continuing operations before income taxes	(73,631)	(519,402)	(10,431)	(15,544)	195,872	(158,499)
Income tax expense (benefit)	(24,457)	(198,495)	(3,990)	(6,078)	61,574	(78,492)

Income (loss) from continuing operations	(49,174)	(320,907)	(6,441)	(9,466)	134,298	(80,007)
Income from discontinued operations, net of income taxes	7,047	—	—	—	7,047	—

Net income (loss)	$(42,127)	$(320,907)	$(6,441)	$(9,466)	$141,345	$(80,007)

Total assets, end of period—Market View (dollars in millions):	$8,589	$15,707	$(18)	$(37)	$60,594	$73,985

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$454,031	$528,849	$539,471	$756,442
Noninterest income (expense)	246,747	215,391	165,770	185,211

Total revenue	700,778	744,240	705,241	941,653
Noninterest expense (income)	473,667	538,149	299,259	358,338
Credit expense (income)	13,281	15,143	86,540	155,030

Income (loss) from continuing operations before income taxes	213,830	190,948	319,442	428,285
Income tax expense (benefit)	81,790	74,661	89,269	124,843

Income (loss) from continuing operations	132,040	116,287	230,173	303,442
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$132,040	$116,287	$230,173	$303,442

Total assets, end of period—Market View (dollars in millions):	$20,519	$23,826	$31,504	$34,489

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2008	2009	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(18,603)	$(164,384)	$(3,763)	$(10,558)	$971,136	$1,110,349
Noninterest income (expense)	20,543	(5,740)	(38,038)	(36,933)	395,022	357,929

Total revenue	1,940	(170,124)	(41,801)	(47,491)	1,366,158	1,468,278
Noninterest expense (income)	72,284	180,184	(22,692)	(23,230)	822,518	1,053,441
Credit expense (income)	67,212	438,874	(33)	(47)	167,000	609,000

Income (loss) from continuing operations before income taxes	(137,556)	(789,182)	(19,076)	(24,214)	376,640	(194,163)
Income tax expense (benefit)	(43,818)	(294,384)	(7,297)	(9,468)	119,944	(104,348)

Income (loss) from continuing operations	(93,738)	(494,798)	(11,779)	(14,746)	256,696	(89,815)
Loss from discontinued operations, net of income taxes	(6,761)	—	—	—	(6,761)	—

Net income (loss)	$(100,499)	$(494,798)	$(11,779)	$(14,746)	$249,935	$(89,815)

Total assets, end of period—Market View (dollars in millions):	$8,589	$15,707	$(18)	$(37)	$60,594	$73,985

Note 18—Subsequent Event

        The Company has evaluated the potential disclosure of subsequent events through the filing date of this Form 10-Q and has determined that there are no subsequent events required to be disclosed.

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

        You should read the following discussion and analysis of our consolidated financial condition and results of operations for the period ended June 30, 2009 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their condensed consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We had consolidated assets of approximately $74 billion at June 30, 2009.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock. Refer to Note 3 to our condensed consolidated financial statements in this Form 10-Q for further information on UnionBanCal's privatization transaction.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2009 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Continued weakness in the global economy, rising unemployment and deteriorating credit quality challenged the banking industry in the second quarter of 2009. In the face of these severe market conditions, we continued to generate deposit growth, as well as grow net interest income. In the second quarter of 2009, our average total loans grew 9 percent from the second quarter of 2008 to $49.6 billion. This strong growth took place during the last half of 2008 and the first quarter of 2009 and was spread across all major categories, including commercial, residential real estate, consumer and commercial real estate, due to increased loan demand and reduced competition. However, overall loan levels were flat during the current quarter due to continued recessionary market conditions, combined with reduced borrower demand.

        During the second quarter of 2009, we provided $375 million for our allowances for credit losses compared to $100 million in the second quarter of 2008. The increase was primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in certain loss factors related to our consumer and small business portfolios. We anticipate a continued recessionary environment during the remainder of 2009, resulting in additional deterioration in our loan portfolio. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $437 million and $1.1 billion at December 31, 2008 and June 30, 2009, respectively. The increase in nonperforming assets was primarily due to increases in the commercial, financial and industrial portfolio of $101 million, construction portfolio of $215 million, commercial real estate portfolio of $209 million and residential mortgage portfolio of $142 million. (See discussion below in "Nonperforming Assets" regarding our accounting policy change related to nonaccrual status of residential mortgage loans.) Net charge offs were $152 million in the second quarter of 2009, compared to $32 million in the second quarter of 2008.

        At December 31, 2008 and June 30, 2009, our allowances for credit losses as a percent of total loans were 1.74 percent and 2.55 percent, respectively. At December 31, 2008 and June 30, 2009, our allowances for credit losses as a percent of nonaccrual loans were 208 percent and 113 percent, respectively. At December 31, 2008 and June 30, 2009, our allowance for loan losses as a percent of total loans were 1.49 percent and 2.21 percent, respectively. At December 31, 2008 and June 30, 2009, our allowance for loan losses as a percent of nonaccrual loans were 178 percent and 98 percent, respectively.

        In the second quarter of 2009, our average noninterest bearing deposits increased 8 percent compared to the second quarter of 2008 to $13.9 billion. Average interest bearing deposits increased by 33 percent in the second quarter of 2009 compared to the second quarter of 2008 to $40.4 billion. The increase reflects deposit-gathering marketing initiatives in both the retail and commercial lines of business, as well as significant increases in money market account deposits from government agencies and institutional escrow clients. Average noninterest bearing deposits represented 26 percent of average total deposits in the second quarter of 2009, compared to 30 percent in the second quarter of 2008. The annualized average all-in-cost of funds improved to 0.88 percent, compared to 1.56 percent in the second quarter of 2008.

        In the second quarter of 2009, our net interest income increased 8 percent from the second quarter of 2008 to $533 million, primarily due to lower rates paid on interest bearing liabilities, strong loan growth, and purchase price accounting accretions related to our privatization, partially offset by lower yields on earning assets.

        In the second quarter of 2009, our noninterest income declined 8 percent from the second quarter of 2008 to $183 million primarily due to lower service charges on deposit accounts, lower trust and investment management fees, and a $7.1 million pre-tax gain on the partial redemption of MasterCard Inc. common stock in the second quarter of 2008, partially offset by higher merchant banking fees.

        In the second quarter of 2009, our noninterest expense grew by 27 percent from the second quarter of 2008 to $532 million. The increase was primarily due to privatization-related expenses and related intangible asset amortization, higher regulatory agencies expenses resulting from a one-time FDIC special assessment and an industry-wide FDIC deposit insurance assessment rate increase, and higher provision for losses on off-balance sheet commitments.

        Our effective tax rate was (49.5) percent in the second quarter of 2009, compared to 31.4 percent in the second quarter of 2008. The change in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes.

        In the fourth quarter of 2008, we elected to participate in the voluntary Temporary Liquidity Guarantee (TLG) Program established by the FDIC in October 2008. Under the TLG Program, all senior unsecured debt issued by insured depository institutions between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. In the first quarter of 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes guaranteed through the TLG Program. As of June 30, 2009, we had $1.3 billion of remaining capacity to issue FDIC guaranteed debt under the TLG Program.

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

        Our most significant estimates are approved by our CEO Forum, which is comprised of our most senior officers. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2008 Form 10-K filed with the Securities and Exchange Commission (the SEC). Other than the changes noted below, there have been no material changes to these critical accounting estimates during the first half of 2009.

  Annual Goodwill Impairment Analysis

        We review our goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. Additionally, significant judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include: a significant decline in expected future cash flows, a significant adverse change in the business climate, unanticipated competition and/or slower than expected growth rates.

        The annual goodwill impairment test as of January 1, 2009 was performed during the first quarter of 2009, and no impairment was recognized.

        During the second quarter of 2009, we changed the date of our annual goodwill impairment test from January 1 to April 1. The change was made to more closely align the impairment testing date with the testing date used by BTMU, as we became a wholly owned subsidiary in the fourth quarter of 2008.

        The change in goodwill impairment testing date is deemed a change in accounting principle. Management believes that the change in accounting principle will not delay, accelerate, or avoid a goodwill impairment charge. Management determined that the change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

        In order to transition to the new annual goodwill impairment test date and to ensure that no more than twelve months elapse before the next annual goodwill impairment test is performed, goodwill impairment testing as of April 1, 2009 was performed during the second quarter of 2009. No impairment was recognized.

        Due to the current uncertainties in the recessionary economic environment, there can be no assurance that our recent estimates relating to our recent goodwill impairment testing will prove to be accurate predictions of future circumstances. It is possible that we may be required to record charges relating to goodwill impairment losses in future periods either as a result of our annual impairment testing or upon the occurrence of other triggering events. Any changes relating to any such future impairment losses could be material.

  Other-Than-Temporary Impairment

        The Company adopted FASB Staff Position (FSP) on Statement of Financial Accounting Standards (SFAS) No. 115-2 and SFAS No. 124-2 (FSP SFAS 115-2 and 124-2), "Recognition and Presentation of Other-Than-Temporary Impairments" on April 1, 2009. The FSP establishes new criteria for determining whether impairment is other-than-temporary and what portion of any such impairment is recognized in earnings. At adoption, there was no impact on our financial position or results of operations.

        Debt securities available for sale and debt securities held to maturity are subject to quarterly impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or we do not expect to recover the entire amortized cost basis of the security. Any impairment on securities we intend or is more likely than not required to sell is recognized in earnings as the entire difference between the amortized cost and its fair value. Any impairment on securities we do not intend or it is not more likely than not required to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security.

 Financial Performance

Summary of Financial Performance

			Increase (Decrease)				Increase (Decrease)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			2009 versus 2008				2009 versus 2008
(Dollars in thousands)	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of Operations
Net interest income(1)	$510,558	$550,346	$39,788	7.8%	$971,136	$1,110,349	$139,213	14.3%
Noninterest income
Service charges on deposit accounts	77,706	71,843	(5,863)	(7.5)	152,442	143,165	(9,277)	(6.1)
Trust and investment management fees	43,802	34,130	(9,672)	(22.1)	87,190	68,037	(19,153)	(22.0)
Trading account activities	16,687	16,251	(436)	(2.6)	27,699	38,943	11,244	40.6
Merchant banking fees	11,085	19,924	8,839	79.7	22,878	33,756	10,878	47.5
Gain on the VISA IPO redemption	—	—	—	—	14,211	—	(14,211)	(100.0)
Other noninterest income	50,346	41,065	(9,281)	(18.4)	90,602	74,028	(16,574)	(18.3)

Total noninterest income	199,626	183,213	(16,413)	(8.2)	395,022	357,929	(37,093)	(9.4)

Total revenue	710,184	733,559	23,375	3.3	1,366,158	1,468,278	102,120	7.5
Provision for loan losses	95,000	360,000	265,000	nm	167,000	609,000	442,000	nm
Noninterest expense
Salaries and other compensation	204,077	191,104	(12,973)	(6.4)	396,089	379,327	(16,762)	(4.2)
Employee benefits	39,222	41,953	2,731	7.0	88,880	97,293	8,413	9.5

Salaries and employee benefits	243,299	233,057	(10,242)	(4.2)	484,969	476,620	(8,349)	(1.7)
Net occupancy	38,232	43,222	4,990	13.1	74,434	85,143	10,709	14.4
Intangible asset amortization	670	40,281	39,611	nm	1,340	81,168	79,828	nm
Regulatory agencies	4,897	52,836	47,939	nm	7,506	70,774	63,268	nm
Professional services	15,931	19,489	3,558	22.3	30,528	35,427	4,899	16.0
Foreclosed asset expense	83	3,282	3,199	nm	172	4,168	3,996	nm
Provision for losses on off-balance sheet commitments	5,000	15,000	10,000	nm	13,000	41,000	28,000	nm
Privatization-related expense	—	7,433	7,433	nm	—	34,252	34,252	nm
Other noninterest expense	111,200	117,458	6,258	5.6	210,569	224,889	14,320	6.8

Total noninterest expense	419,312	532,058	112,746	26.9	822,518	1,053,441	230,923	28.1

Income (loss) from continuing operations before income taxes	195,872	(158,499)	(354,371)	nm	376,640	(194,163)	(570,803)	nm
Income tax expense (benefit)	61,574	(78,492)	(140,066)	nm	119,944	(104,348)	(224,292)	nm

Income (loss) from continuing operations	$134,298	$(80,007)	$(214,305)	nm %	$256,696	$(89,815)	$(346,511)	nm %

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm
= not meaningful

        The primary contributors to our financial performance for the second quarter of 2009 compared to the second quarter of 2008 are presented below.

  •
  We provided a total of $375 million for credit losses ($360 million for loan losses and $15 million for losses on off-balance sheet commitments) in the second quarter of 2009, compared to a total provision of $100 million for credit losses in the second quarter of 2008 ($95 million for loan losses and $5 million for losses on off-balance sheet commitments). The provision increases were primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in certain loss factors related to our consumer and small business loan portfolios.

  •
  Our net interest income was favorably influenced by higher volume in most of our major loan categories. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were lower average yields on our earning assets and higher interest bearing liabilities (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Trust and investment management fees were lower primarily due to a decline in assets under administration (on which fees are based). Managed assets decreased by approximately 15 percent, while non-managed assets decreased by approximately 2 percent from June 30, 2008 to June 30, 2009. Total assets under administration decreased by approximately 3 percent to $233.0 billion at June 30, 2009 driven primarily by market losses;

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from changes in customer overdraft behavior; and

    —
    Other income declined primarily due to a prior year gain on the partial redemption of our MasterCard Inc. common stock; partially offset by

    —
    Merchant banking fees increased primarily due to higher syndicated loan activity, as well as higher risk participation fees.

        The increase in noninterest expense was due to several factors:

    —
    Expenses related to our privatization transaction included intangible amortization of $39.9 million and other costs of $9.4 million, primarily consisting of amortization of bridge award compensation;

    —
    Regulatory agency expenses increased as a result of an industry-wide increase in the FDIC deposit insurance assessment rate and a one-time FDIC special assessment of $34 million; and

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors.

        The primary contributors to our financial performance for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 are presented below.

  •
  We provided a total of $650 million for credit losses ($609 million for loan losses and $41 million for losses on off-balance sheet commitments) in the first half of 2009, compared to a total provision of $180 million for credit losses in the first half of 2008 ($167 million for loan losses and $13 million for losses on off-balance sheet commitments). The provision increases were primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in certain loss factors related to our consumer and small business loan portfolios.

  •
  Our net interest income was favorably influenced by higher volume in most of our major loan categories as well as by lower average rates on our interest bearing liabilities. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were lower average yields on our earning assets and higher interest bearing liabilities (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Trust and investment management fees were lower primarily due to higher assets under administration (on which fees are based) for the first half of 2008;

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from changes in customer overdraft behavior;

    —
    Prior year included gains on the partial redemption of our Visa Inc. common stock;

    —
    Other income included a decrease in net gains on private capital investments due to lower sales and capital distributions, as well as current year writedowns on investments;

    —
    Merchant banking fees increased primarily due to higher syndicated loan activity, higher referral fees, and higher risk participation fees; and

    —
    Trading account activities increased primarily due to higher gains on agency securities and higher rate swap income, as well as prior year losses on the sale of distressed loans.

        The increase in noninterest expense was due to several factors:

    —
    Expenses related to our privatization transaction included intangible amortization of $80.4 million and other costs of $38.3 million, primarily consisting of amortization of bridge award compensation;

    —
    Regulatory agency expenses increased as a result of an industry-wide increase in the FDIC deposit insurance assessment rate and a one-time special FDIC assessment of $34 million; and

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors.

Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	June 30, 2008			June 30, 2009			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$16,987,504	$229,612	5.44%	$17,920,408	$194,560	4.35%	$932,904	5%	$(35,052)	(15)%
Construction	2,566,207	30,794	4.83	2,788,671	20,658	2.97	222,464	9	(10,136)	(33)
Mortgage—Residential	14,495,754	199,756	5.51	16,089,739	230,269	5.72	1,593,985	11	30,513	15
Mortgage—Commercial	7,822,056	111,722	5.71	8,254,595	91,689	4.44	432,539	6	(20,033)	(18)
Consumer	2,977,852	44,453	6.00	3,841,202	44,116	4.61	863,350	29	(337)	(1)
Lease financing	644,788	1,171	0.73	661,607	5,598	3.38	16,819	3	4,427	378

Total Loans	45,494,161	617,508	5.44	49,556,222	586,890	4.74	4,062,061	9	(30,618)	(5)
Securities—taxable	8,293,036	97,233	4.69	8,564,355	97,738	4.56	271,319	3	505	1
Securities—tax-exempt	52,742	1,105	8.38	48,176	1,016	8.44	(4,566)	(9)	(89)	(8)
Interest bearing deposits in banks	67,553	228	1.36	5,594,318	3,550	0.25	5,526,765	nm	3,322	1457
Federal funds sold and securities purchased under resale agreements	213,292	1,093	2.06	203,529	97	0.19	(9,763)	(5)	(996)	(91)
Trading account assets	814,274	1,119	0.55	1,041,623	231	0.09	227,349	28	(888)	(79)

Total earning assets	54,935,058	718,286	5.24	65,008,223	689,522	4.25	10,073,165	18	(28,764)	(4)

Allowance for loan losses	(456,191)			(839,115)			(382,924)	(84)
Cash and due from banks	1,662,638			1,285,449			(377,189)	(23)
Premises and equipment, net	482,950			669,993			187,043	39
Other assets	2,645,510			5,370,676			2,725,166	nm

Total assets	$59,269,965			$71,495,226			$12,225,261	21%

Liabilities
Deposits:
Transaction accounts	$15,550,970	$59,513	1.54	$29,514,913	$66,549	0.90	$13,963,943	90%	$7,036	12
Savings and consumer time	3,846,404	13,918	1.46	4,328,326	13,546	1.26	481,922	13	(372)	(3)
Large time	10,929,983	71,078	2.62	6,604,845	20,091	1.22	(4,325,138)	(40)	(50,987)	(72)

Total interest bearing deposits	30,327,357	144,509	1.92	40,448,084	100,186	0.99	10,120,727	33	(44,323)	(31)

Federal funds purchased and securities sold under repurchase agreements	2,428,357	12,697	2.10	163,381	19	0.05	(2,264,976)	(93)	(12,678)	(100)
Net funding allocated from (to) discontinued operations(4)	64,945	360	2.23	—	—	—	(64,945)	nm	(360)	nm
Commercial paper	1,487,032	8,279	2.24	569,337	954	0.67	(917,695)	(62)	(7,325)	(88)
Other borrowed funds(5)	3,201,612	19,624	2.47	2,124,419	5,616	1.06	(1,077,193)	(34)	(14,008)	(71)
Medium- and long-term debt	2,629,308	19,692	3.01	5,137,901	29,415	2.30	2,508,593	95	9,723	49
Trust notes	14,261	238	6.68	13,809	238	6.90	(452)	(3)	—	—

Total borrowed funds	9,825,515	60,890	2.49	8,008,847	36,242	1.82	(1,816,668)	(18)	(24,648)	(40)

Total interest bearing liabilities	40,152,872	205,399	2.06	48,456,931	136,428	1.13	8,304,059	21	(68,971)	(34)

Noninterest bearing deposits	12,875,823			13,904,328			1,028,505	8
Other liabilities	1,624,674			1,830,917			206,243	13

Total liabilities	54,653,369			64,192,176			9,538,807	17
Stockholder's Equity
Common equity	4,616,596			7,303,050			2,686,454	58

Total stockholder's equity	4,616,596			7,303,050			2,686,454	58

Total liabilities and stockholder's equity	$59,269,965			$71,495,226			$12,225,261	21%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		512,887	3.74%		553,094	3.41%			40,207	8
Less: taxable-equivalent adjustment		2,329			2,748				419	18

Net interest income		$510,558			$550,346				$39,788	8%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	June 30, 2008			June 30, 2009
Assets		$95,415			$—
Liabilities		$160,360			$—
Net assets (liabilities)		$(64,945)			$—

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
(5)
Includes interest bearing trading liabilities.

nm = not meaningful

	For the Six Months Ended						Increase (Decrease) in
	June 30, 2008			June 30, 2009			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$16,317,333	$467,915	5.77%	$18,210,574	$388,347	4.30%	$1,893,241	12%	$(79,568)	(17)%
Construction	2,520,265	67,411	5.38	2,761,302	39,919	2.92	241,037	10	(27,492)	(41)
Residential mortgage	14,244,248	392,541	5.51	16,006,925	464,707	5.81	1,762,677	12	72,166	18
Commercial mortgage	7,536,401	224,692	5.96	8,253,963	194,078	4.70	717,562	10	(30,614)	(14)
Consumer	2,832,243	90,843	6.45	3,782,055	90,655	4.83	949,812	34	(188)	(0)
Lease financing	647,315	7,468	2.31	657,170	13,251	4.03	9,855	2	5,783	77

Total Loans	44,097,805	1,250,870	5.69	49,671,989	1,190,957	4.81	5,574,184	13	(59,913)	(5)
Securities—taxable	8,324,489	202,196	4.86	8,442,693	199,994	4.74	118,204	1	(2,202)	(1)
Securities—tax-exempt	53,051	2,187	8.24	49,290	2,041	8.28	(3,761)	(7)	(146)	(7)
Interest bearing deposits in banks	48,711	356	1.47	3,225,689	4,450	0.28	3,176,978	nm	4,094	nm
Federal funds sold and securities purchased under resale agreements	270,718	3,786	2.81	200,067	238	0.24	(70,651)	(26)	(3,548)	(94)
Trading account assets	766,795	3,923	1.03	1,153,293	389	0.07	386,498	50	(3,534)	(90)

Total earning assets	53,561,569	1,463,318	5.48	62,743,021	1,398,069	4.47	9,181,452	17	(65,249)	(4)

Allowance for loan losses	(427,801)			(774,142)			(346,341)	(81)
Cash and due from banks	1,710,000			1,300,479			(409,521)	(24)
Premises and equipment, net	483,383			671,995			188,612	39
Other assets	2,623,959			5,354,830			2,730,871	nm

Total assets	$57,951,110			$69,296,183			$11,345,073	20%

Liabilities
Deposits:
Transaction accounts	$15,207,766	$142,428	1.88	$26,025,374	$127,646	0.99	$10,817,608	71%	$(14,782)	(10)
Savings and consumer time	4,013,034	37,447	1.88	4,348,026	29,485	1.37	334,992	8	(7,962)	(21)
Large time	11,446,331	185,294	3.26	6,917,071	48,093	1.40	(4,529,260)	(40)	(137,201)	(74)

Total interest bearing deposits	30,667,131	365,169	2.39	37,290,471	205,224	1.11	6,623,340	22	(159,945)	(44)

Federal funds purchased and securities sold under repurchase agreements	2,189,525	28,263	2.60	207,419	72	0.07	(1,982,106)	(91)	(28,191)	(100)
Net funding allocated from (to) discontinued operations(4)	40,667	509	2.52	—	—	—	(40,667)	nm	(509)	nm
Commercial paper	1,347,271	18,071	2.70	644,956	2,546	0.80	(702,315)	(52)	(15,525)	(86)
Other borrowed funds(5)	2,383,954	35,690	3.01	3,595,580	17,093	0.96	1,211,626	51	(18,597)	(52)
Medium- and long-term debt	2,238,097	39,149	3.52	4,941,716	56,944	2.32	2,703,619	nm	17,795	45
Trust notes	14,318	476	6.66	13,865	476	6.87	(453)	(3)	—	—

Total borrowed funds	8,213,832	122,158	2.99	9,403,536	77,131	1.65	1,189,704	14	(45,027)	(37)

Total interest bearing liabilities	38,880,963	487,327	2.52	46,694,007	282,355	1.22	7,813,044	20	(204,972)	(42)

Noninterest bearing deposits	12,741,338			13,223,645			482,307	4
Other liabilities	1,661,380			2,059,013			397,633	24

Total liabilities	53,283,681			61,976,665			8,692,984	16
Stockholder's Equity
Common equity	4,667,429			7,319,518			2,652,089	57

Total stockholder's equity	4,667,429			7,319,518			2,652,089	57

Total liabilities and stockholder's equity	$57,951,110			$69,296,183			$11,345,073	20%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		975,991	3.65%		1,115,714	3.56%			139,723	14
Less: taxable-equivalent adjustment		4,855			5,365				510	11

Net interest income		$971,136			$1,110,349				$139,213	14%

Average Assets and Liabilities of Discontinued Operations for the Six Months Ended:	June 30, 2008			June 30, 2009
Assets		$109,594			$—
Liabilities		$150,261			$—
Net liabilities		$(40,667)			$—

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

nm = not meaningful

        Net interest income in the second quarter of 2009, on a taxable-equivalent basis, increased $40.2 million, or 8 percent, compared to the second quarter of 2008. Our net interest margin decreased by 33 basis points to 3.41 percent. These results were primarily due to the following:

  •
  Average earning assets increased $10.1 billion, or 18 percent, primarily due to an increase in average loans and interest-bearing deposits in banks. The increase in average loans was largely due to a $0.9 billion increase in average commercial loans, a $1.6 billion increase in average residential mortgages, and a $0.9 billion increase in average consumer loans. The increase in interest bearing deposits in banks was primarily due to growth in Federal Reserve Bank balances, which as of the current quarter are classified as earning assets since the Federal Reserve Bank began paying interest on deposits held;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 99 basis points, despite being positively impacted by higher hedge income, which increased by $5.6 million;

  •
  Net interest income increased $27.5 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest bearing deposits increased $10.1 billion, or 33 percent. Average noninterest bearing deposits represented 26 percent of average total deposits in the second quarter of 2009, compared to 30 percent in the second quarter of 2008; and

  •
  In the second quarter of 2009, the annualized average all-in cost of funds was 0.88 percent, reflecting an average deposit-to-loan ratio of 110 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the second quarter of 2008, the annualized all-in cost of funds was 1.56 percent and our average deposit-to-loan ratio was 95 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs) and LIBOR-indexed borrowings, and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $22.3 million and $27.9 million for the quarters ended June 30, 2008 and 2009, respectively. For long-term fixed rate borrowings and LIBOR- indexed borrowings, we had hedge income of $6.8 million and $10.9 million for the second quarters of 2008 and 2009, respectively. In the first quarter of 2009, we terminated all of our fair value swaps, which were used to hedge our long-term fixed rate borrowings. These swaps were not replaced.

        Net interest income in the first half of 2009, on a taxable-equivalent basis, increased $139.7 million, or 14 percent, compared to the first half of 2008. Our net interest margin decreased by 9 basis points to 3.56 percent. These results were primarily due to the following:

  •
  Average earning assets increased $9.2 billion, or 17 percent, primarily due to an increase in average loans and interest bearing deposits in banks. The increase in average loans was largely due to a $1.9 billion increase in average commercial loans, a $1.8 billion increase in average residential mortgages, a $0.7 billion increase in average commercial mortgages and a $0.9 billion increase in average consumer loans. The increase in interest bearing deposits in banks was primarily due to growth in Federal Reserve Bank balances, which are now classified as earning assets since the Federal Reserve Bank began paying interest on these deposits starting on October 1, 2008;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 101 basis points, despite being positively impacted by higher hedge income, which increased by $26.7 million;

  •
  Net interest income increased $62.4 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest bearing deposits increased $6.6 billion, or 22 percent. Average noninterest bearing deposits represented 26 percent of average total deposits in the first half of 2009 compared to 29 percent in the first half of 2008; and

  •
  In the first half of 2009, the annualized average all-in cost of funds was 0.95 percent, reflecting an average deposit-to-loan ratio of 102 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the first half of 2008, the annualized all-in cost of funds was 1.90 percent and our average deposit-to-loan ratio was 98 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term CDs and LIBOR-indexed borrowings, and to convert certain fixed-rate borrowings to floating rate. For loans, we had hedge income of $28.1 million and $54.8 million for the first half of 2008 and 2009, respectively. For long-term fixed rate borrowings and LIBOR-indexed borrowings, we had hedge income of $12.3 million and $21.0 million for the six months ended June 30, 2008 and 2009, respectively. In the first quarter of 2009, we terminated all of our fair value swaps, which were used to hedge our long-term fixed rate borrowings. These swaps were not replaced.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three and six months ended June 30, 2008 and 2009.

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2008	June 30, 2009			June 30, 2008	June 30, 2009
(Dollars in thousands)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$77,706	$71,843	$(5,863)	(7.5)%	$152,442	$143,165	$(9,277)	(6.1)%
Trust and investment management fees	43,802	34,130	(9,672)	(22.1)	87,190	68,037	(19,153)	(22.0)
Trading account activities	16,687	16,251	(436)	(2.6)	27,699	38,943	11,244	40.6
Merchant banking fees	11,085	19,924	8,839	79.7	22,878	33,756	10,878	47.5
Brokerage commissions and fees	10,635	8,506	(2,129)	(20.0)	20,494	16,813	(3,681)	(18.0)
Card processing fees, net	8,167	8,124	(43)	(0.5)	15,931	15,660	(271)	(1.7)
Securities losses, net	—	(172)	(172)	nm	(2)	(172)	(170)	nm
Gains (losses) on private capital investments, net	1,282	(1,123)	(2,405)	nm	2,352	(3,244)	(5,596)	nm
Gain on the VISA IPO redemption	—	—	—	—	14,211	—	(14,211)	(100.0)
Other	30,262	25,730	(4,532)	(15.0)	51,827	44,971	(6,856)	(13.2)

Total noninterest income	$199,626	$183,213	$(16,413)	(8.2)%	$395,022	$357,929	$(37,093)	(9.4)%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2008	June 30, 2009			June 30, 2008	June 30, 2009
(Dollars in thousands)			Amount	Percent			Amount	Percent
Salaries and other compensation	$204,077	$191,104	$(12,973)	(6.4)%	$396,089	$379,327	$(16,762)	(4.2)%
Employee benefits	39,222	41,953	2,731	7.0	88,880	97,293	8,413	9.5

Salaries and employee benefits	243,299	233,057	(10,242)	(4.2)	484,969	476,620	(8,349)	(1.7)
Net occupancy	38,232	43,222	4,990	13.1	74,434	85,143	10,709	14.4
Intangible asset amortization	670	40,281	39,611	nm	1,340	81,168	79,828	nm
Regulatory agencies	4,897	52,836	47,939	nm	7,506	70,774	63,268	nm
Outside services	20,295	22,948	2,653	13.1	37,304	41,782	4,478	12.0
Professional services	15,931	19,489	3,558	22.3	30,528	35,427	4,899	16.0
Equipment	15,141	16,602	1,461	9.6	30,488	32,015	1,527	5.0
Software	14,409	14,205	(204)	(1.4)	29,204	29,243	39	0.1
Advertising and public relations	12,857	11,349	(1,508)	(11.7)	20,956	21,970	1,014	4.8
Low income housing credit investment amortization	8,493	11,026	2,533	29.8	17,632	21,192	3,560	20.2
Communications	9,111	9,192	81	0.9	18,486	17,910	(576)	(3.1)
Data processing	7,784	8,042	258	3.3	14,860	16,617	1,757	11.8
Foreclosed asset expense	83	3,282	3,199	nm	172	4,168	3,996	nm
Provision for losses on off-balance sheet commitments	5,000	15,000	10,000	nm	13,000	41,000	28,000	nm
Privatization-related expense	—	7,433	7,433	nm	—	34,252	34,252	nm
Other	23,110	24,094	984	4.3	41,639	44,160	2,521	6.1

Total noninterest expense	$419,312	$532,058	$112,746	26.9%	$822,518	$1,053,441	$230,923	28.1%

nm = not meaningful

Income Tax Expense

        Our effective tax rate in the second quarter of 2009 was (49.5) percent, compared to 31.4 percent for the second quarter of 2008. Our effective tax rate in the six months ended June 30, 2009 was (53.7) percent, compared to 31.8 percent for the six months ended June 30, 2008. A negative effective tax rate indicates a net income tax benefit. The change in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes. Our effective tax rate for the second quarter of 2009 may not be indicative of the effective tax rate for future quarters and the full year. In addition, the quarterly effective tax rate in 2009 is being computed on an individual quarterly basis, as compared to our historical computation, which was based on an estimated average effective tax rate for the year. During 2009, our effective tax rate, which will be impacted by our expected tax credits, is expected to vary from quarter to quarter in relation to changes in our pre-tax income or loss.

        In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments outstanding after May 31, 2009. During the second quarter of 2009, we filed amended tax returns and made payments of $187.0 million of tax and $43.7 million of interest with respect to tax positions taken in prior year worldwide unitary tax returns, which primarily involved the method of apportionment of worldwide income to California. The payments were made in order to protect us from potential penalties that may be asserted by the tax authorities. We intend to file refund claims and to defend our positions through negotiations with the California Franchise Tax Board and through the California courts, if necessary. The payments did not affect the recognition or measurement of unrecognized state tax benefits under FIN 48, and they had no impact on income tax expense.

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

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At June 30, 2009, approximately 98 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our condensed consolidated financial statements included in this Form 10-Q.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. The largest component of our securities available for sale is $7.2 billion for Asset and Liability Management (ALM) purposes. ALM securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

        Our asset-backed securities primarily consist of collateralized loan obligations (CLO) securities, which are known as Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, we reassessed the classification of our CLOs. On February 28, 2009, we reclassified $1.1 billion at fair value, from available for sale to held to maturity. The related unrealized pre-tax loss of $589 million included in accumulated other comprehensive income (OCI) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. We consider the held to maturity classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

        At June 30, 2009, the fair value of our CLO securities had declined by approximately $24.4 million from December 31, 2008, primarily due to widening credit spreads and a general lack of liquidity in the marketplace. We estimate the fair value of our CLOs using an external pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates. At June 30, 2009, 24 percent of our CLO securities were rated single-A or better by two of the three major rating agencies.

        We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). During the second quarter of 2009, we recognized an insignificant amount of OTTI on one CLO security. Since no observable credit quality issues were present in the remaining CLO portfolio at June 30, 2009, the securities were not other-than-temporarily impaired.

Analysis of Securities

        The following table shows the remaining contractual maturities and expected yields of the securities based upon amortized cost at June 30, 2009.

        Included in our securities available for sale portfolio at June 30, 2009 were securities used for ALM purposes of $7.2 billion. These securities had an expected weighted average maturity of 3.9 years.

Securities Available For Sale

	June 30, 2009
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Other U.S. government	$200,737	3.63%	$497,205	3.31%	$—	—%	$—	—%	$697,942	3.40%
Residential mortgage-backed securities(1)(2)	320	4.92	272,383	4.05	1,384,915	4.05	4,730,716	4.65	6,388,334	4.49
State and municipal	1,931	7.43	10,236	7.04	13,675	3.34	22,511	5.17	48,353	5.14
Asset-backed and debt
securities	—	—	23,327	7.25	21,279	3.97	68,798	7.02	113,404	6.50
Equity securities(3)	—	—	—	—	—	—	—	—	100,157	—
Foreign securities	88	1.58	—	—	—	—	—	—	88	1.58

Total securities available for sale	$203,076	3.67%	$803,151	3.72%	$1,419,869	4.04%	$4,822,025	4.69%	$7,348,278	4.36%

Securities Held to Maturity

	June 30, 2009
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized loan obligations	$—	—%	$7,628	5.35%	$1,196,858	1.75%	$531,694	1.67%	$1,736,180	1.74%

Total securities held to maturity	$—	—%	$7,628	5.35%	$1,196,858	1.75%	$531,694	1.67%	$1,736,180	1.74%

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

 Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) June 30, 2009 From:
				June 30, 2008		December 31, 2008
(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009	Amount	Percent	Amount	Percent
Commercial, financial and industrial	$16,602,393	$18,469,023	$17,064,253	$461,860	2.8%	$(1,404,770)	(7.6)%
Construction	2,622,740	2,744,062	2,791,583	168,843	6.4	47,521	1.7
Mortgage:
Residential	14,852,058	15,880,835	16,216,264	1,364,206	9.2	335,429	2.1
Commercial	7,912,592	8,186,388	8,255,659	343,067	4.3	69,271	0.8

Total mortgage	22,764,650	24,067,223	24,471,923	1,707,273	7.5	404,700	1.7
Consumer:
Installment	1,957,379	2,201,602	2,353,090	395,711	20.2	151,488	6.9
Revolving lines of credit	1,295,047	1,435,494	1,508,078	213,031	16.4	72,584	5.1

Total consumer	3,252,426	3,637,096	3,861,168	608,742	18.7	224,072	6.2
Lease financing	640,612	645,765	657,339	16,727	2.6	11,574	1.8

Total loans held to maturity	45,882,821	49,563,169	48,846,266	2,963,445	6.5	(716,903)	(1.4)
Total loans held for sale	158,537	22,381	50,254	(108,283)	(68.3)	27,873	nm

Total loans	$46,041,358	$49,585,550	$48,896,520	$2,855,162	6.2%	$(689,030)	(1.4)%

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

        The commercial, financial and industrial loan portfolio increased from June 30, 2008 to June 30, 2009 mainly due to increased loan demand and reduced competition primarily in the power and utilities, oil and gas and national corporate customers.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of June 30, 2009, the construction loan portfolio consisted of approximately 84 percent in the commercial income producing real estate industry and 16 percent with residential homebuilders. The construction loan portfolio increased from June 30, 2008 to June 30, 2009 primarily due to loan advances for income property projects with apartment financing representing the largest component. During the same period, the homebuilder portfolio fell by approximately 40 percent, or $283 million. Operating conditions continue to weaken for our commercial property developers and residential homebuilders, and, as a result, we continue to experience negative risk grade trends in the overall portfolio.

        Geographically, the outstanding construction loan portfolio is concentrated 50 percent in California and 50 percent out of state. The California outstandings are distributed as follows: 39 percent in the Los Angeles/Orange County region, including the Inland Empire, 25 percent in the San Francisco Bay Area, 18 percent from Sacramento and Central Valley, 13 percent in San Diego, and 5 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio increased from June 30, 2008 to June 30, 2009 due to increased demand and reduced competition in the California Middle Market sector for real estate related financing and a reduced rate of early loan repayments associated with the tightening of the credit markets.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At June 30, 2009, 70 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of balloon or regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these as portfolio express loans. Portfolio express loans are only available to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets. "Low doc" and "no doc" (discontinued in 2008) loans comprise less than half of our residential loan portfolio, and the delinquency rates relative to the outstanding balances at June 30, 2009 were nearly the same as fully documented loans. At June 30, 2009, the total amount of "no doc" and "low doc" loans past due 30 days or more was $138.0 million, compared to $33.5 million at June 30, 2008. The total amount of residential mortgages delinquent 30 days or more was $279.9 million at June 30, 2009, compared to $74.8 million at June 30, 2008. Although delinquencies have risen since June 30, 2008 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. Our underwriting standards remain conservative and as described above, programs with higher risk have been suspended.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for CRA qualifying loans.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network and Private Banking Offices. The increase in consumer loans from June 30, 2008 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average loan-to-value (LTV) ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $36.8 million at June 30, 2009, compared to $11.0 million at June 30, 2008. Our annual review program reviews all equity secured lines with a commitment amount of

$200,000 or more and an origination date between 2004-2008, and includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable, to minimize additional exposure in a declining market. In addition, to help mitigate the overall effect of the declining real estate market on new originations, we reduced by 5 percent the maximum loan to value allowable for any owner or non owner occupied property valued over $250,000. The change was effective January 1, 2009.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At June 30, 2009, we had leveraged leases of $549.8 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30 and December 31, 2008 and June 30, 2009 for Canada, the only country where such outstandings exceeded 1 percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
June 30, 2008
Canada	$6	$—	$881	$887
December 31, 2008
Canada	$111	$—	$796	$907
June 30, 2009
Canada	$69	$—	$872	$941

Provision for Credit Losses

        We recorded a provision for loan losses of $95 million and $360 million in the second quarters of 2008 and 2009, respectively. We recorded a provision for losses on off-balance sheet commitments of $5 million and $15 million in the second quarters of 2008 and 2009, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2008

        At June 30, 2009, our total allowances for credit losses were $1.2 billion, which consisted of $1,081.6 million for loan losses and $166.4 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $1,165.8 million and $82.2 million of allocated and unallocated allowance, respectively. At June 30, 2009, our allowances for credit loss coverage ratios were 2.55 percent of total loans and 113 percent of total nonaccrual loans. At December 31, 2008, our total allowances for credit losses were $863 million, or 1.74 percent of the total loan portfolio, and 208 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. At June 30, 2009 and December 31, 2008, total impaired loans were $1.1 billion and $416 million, respectively, and the associated impairment allowances were $203 million and $107 million, respectively.

        At June 30, 2009 and December 31, 2008, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $166 million and $125 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $152 million in the second quarter of 2009, compared to $32 million in the second quarter of 2008.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our commercial real estate portfolio) and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $360 million in the second quarter of 2009, compared to a provision for loan losses of $95 million in the second quarter of 2008. Overall, our loan portfolio experienced higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in certain loss factors related to our consumer and small business portfolios, reflecting the continued deterioration in the economic environment.

        We expect the elevated levels of quarterly provisions for credit losses, which we experienced in the first half of 2009, to continue during 2009. The factors driving the increase in our projected provision during 2009 include management's belief that we are in a continued recessionary economic environment, which we believe will result in further deterioration in our loan portfolio.

        During the first quarter of 2009, the loss confirmation period (LCP) for residential mortgages and home equity loans and lines of credit products was updated to better reflect the impact of recent economic conditions on losses within these portfolios. As a result of our analyses and peer surveys, the LCP for consumer home equity loans and residential mortgages was changed from between 1.5 years and 2 years, to 1 year, which resulted in a lower provision for credit losses in the first quarter of 2009. In addition, during the second quarter of 2009, we reduced our commercial loan portfolio loss factors based on past charge off experience over a slightly shorter economic time frame, further adjusted for an updated analysis of the severity of the economic cycle.

        Other than the above mentioned LCP change and change in our commercial loan portfolio loss factors, there were no other significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, except for the refinement in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which affected the assessment of the unallocated allowance.

  Changes in the Allocated (Formula and Specific) Allowance

        At June 30, 2009, the formula allowance increased to $943 million, compared to $682 million at December 31, 2008. The net increase was primarily due to an increase in criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and higher loss factors for our consumer loan and small business portfolios. At June 30, 2009, the specific allowance was $223 million, compared to $112 million at December 31, 2008.

  Changes in the Unallocated Allowance

        At June 30, 2009, the unallocated allowance increased to $82 million, compared to $69 million at December 31, 2008. Management believes that the current level of unallocated allowance is appropriate based on the weakening credit cycle and the level of uncertainty of the impact of the current economic conditions on our principal portfolio segments. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of June 30, 2009, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

  •
  With respect to commercial real estate, we considered the deteriorating trends in income property markets, including rising vacancies, falling rents and tighter credit and capital availability, which would be in the range of $30 million to $42 million.

  •
  With respect to the current California budget crisis, beginning in the second quarter of 2009 we considered the impact the budget crisis may have on draws of unfunded commitments and the budget crisis effects on government suppliers, which would be in the range of $6 million to $10 million.

  •
  With respect to building material suppliers, we considered the weakness in the commercial building and homebuilding industries, including lower corporate expenditures and weak home sales, and the effects on suppliers, which would be in the range of $7 million to $11 million.

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

  •
  With respect to retailers, we considered the negative impact of the economic slowdown on consumer spending and retail margins, which would be in the range of $3 million to $6 million.

  •
  With respect to our petroleum exploration and production customers, we considered the negative impact of lower, more volatile oil and natural gas prices on their businesses, which would be in the range of $2 million to $5 million.

  •
  With respect to contractors, we considered the impact of the housing slump, tighter credit and the recession have had on contractors as construction and home improvement projects continue their downward trends, which would be in the range of $1 million to $3 million.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Balance, beginning of period	$462,943	$870,185	$407,242	88.0%	$402,726	$737,767	$335,041	83.2%
Loans charged off:
Commercial, financial and industrial	18,375	85,870	67,495	367.3	28,180	181,638	153,458	544.6
Construction	9,550	23,153	13,603	142.4	9,550	25,469	15,919	166.7
Commercial mortgage	497	23,533	23,036	4,635.0	497	27,869	27,372	5,507.4
Residential mortgage	1,538	8,880	7,342	477.4	1,778	14,933	13,155	739.9
Consumer	3,484	11,731	8,247	236.7	6,540	21,141	14,601	223.3
Lease financing	—	—	—	nm	—	—	—	nm

Total loans charged off	33,444	153,167	119,723	358.0	46,545	271,050	224,505	482.3

Recoveries of loans previously charged off:
Commercial, financial and industrial	1,300	1,125	(175)	(13.5)	2,477	2,276	(201)	(8.1)
Construction	—	150	150	nm	—	150	150	nm
Commercial mortgage	—	18	18	nm	—	225	225	nm
Residential mortgage	—	5	5	nm	—	20	20	nm
Consumer	343	290	(53)	(15.5)	726	422	(304)	(41.9)
Lease financing	193	—	(193)	(100.0)	208	—	(208)	(100.0)

Total recoveries of loans previously charged off	1,836	1,588	(248)	(13.5)	3,411	3,093	(318)	(9.3)

Net loans charged off	31,608	151,579	119,971	379.6	43,134	267,957	224,823	521.2
Provision for loan losses	95,000	360,000	265,000	278.9	167,000	609,000	442,000	264.7
Adjustments related to privatization	—	2,062	2,062	nm	—	2,062	2,062
Foreign translation adjustment and other net additions	66	965	899	1,362.1	(191)	761	952	(498.4)

Ending balance of allowance for loan losses	$526,401	$1,081,633	$555,232	105.5%	$526,401	$1,081,633	$555,232	105.5%
Allowance for losses on off-balance sheet commitments	103,374	166,374	63,000	60.9	103,374	166,374	63,000	60.9

Allowances for credit losses	$629,775	$1,248,007	$618,232	98.2%	$629,775	$1,248,007	$618,232	98.2%

Allowance for loan losses to total loans(1)	1.14%	2.21%			1.14%	2.21%
Allowances for credit losses to total loans(2)	1.37	2.55			1.37	2.55
Provision for loan losses to
net loans charged off	300.56	237.50			387.17	227.28
Net loans charged off to average loans outstanding for the period(3)	0.28	1.23			0.20	1.09

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
(3)
Annualized.

nm = not meaningful

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Effective on January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, home equity and one-to-four family residential loans totaling $167.7 million ($5.7 million of which is restructured) have been placed on nonaccrual status as of June 30, 2009. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Consolidated Financial Statements included in our 2008 Form 10-K.

        Restructured loans are loans in which the Bank has formally restructured all or a significant portion of the loan and provided a concession in the form of debt forgiveness, a modification of interest rate and/or payment terms. The impairment (the shortfall between the present value of the loan under modified terms and the carrying value) is normally recorded in noninterest expense at the date of restructuring. Restructured loans are disclosed as nonperforming assets for the calendar year of restructuring, and, if performing under the modified terms for a sustained period, may be disclosed as performing assets in the subsequent calendar year.

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) June 30, 2009 From:
				June 30, 2008		December 31, 2008
	June 30, 2008	December 31, 2008	June 30, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$81,652	$260,272	$361,118	$279,466	nm	$100,846	38.7%
Construction	95,546	98,934	313,790	218,244	nm	214,856	nm
Commercial mortgage	38,904	55,750	265,229	226,325	nm	209,479	nm
Residential mortgage	—	—	142,354	142,354	nm	142,354	nm
Consumer	—	—	19,635	19,635	nm	19,635	nm

Total nonaccrual loans	216,102	414,956	1,102,126	886,024	nm	687,170	nm
Restructured loans
Commercial, financial and industrial	—	—	300	300	nm	300	nm
Commercial mortgage	—	—	3,511	3,511	nm	3,511	nm
Residential mortgage	1,458	1,345	5,698	4,240	nm	4,353	nm

Total restructured loans	1,458	1,345	9,509	8,051	nm	8,164	nm
Foreclosed assets	7,384	20,214	32,967	25,583	nm	12,753	63.1

Total nonperforming assets	$224,944	$436,515	$1,144,602	$919,658	nm	$708,087	nm

Restructured loans that continue to accrue interest	$—	$—	$1,467	$1,467	nm	$1,467	nm

Allowance for loan losses	$526,401	$737,767	$1,081,633	$555,232	nm	$343,866	46.6%

Allowances for credit losses	$629,775	$863,141	$1,248,007	$618,232	98.2%	$384,866	44.6%

Nonaccrual loans to total loans	0.47%	0.84%	2.25%
Allowance for loan losses to nonaccrual loans(1)	243.59	177.79	98.14
Allowances for credit losses to nonaccrual loans(2)	291.42	208.01	113.24
Nonperforming assets to total loans and foreclosed assets	0.49	0.88	2.34
Nonperforming assets to total assets	0.37	0.62	1.55

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

nm = not meaningful

        The increase in nonaccrual loans from June 30, 2008 to June 30, 2009 was primarily due to an increase in commercial, construction and commercial mortgage loans, primarily within the commercial real estate industry sector. Additionally, we had increases in residential and consumer home equity nonaccrual loans due to the change in our nonaccrual accounting policy effective January 1, 2009. During the second quarters of 2008 and 2009, we had no sales and $23.1 million in sales of nonperforming loans, respectively. Losses from these sales were reflected in charge offs.

 Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) June 30, 2009 From:
				June 30, 2008		December 31, 2008
	June 30, 2008	December 31, 2008	June 30, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$15,814	$2,529	$3,699	$(12,115)	(76.6)%	$1,170	46.3%
Construction	—	—	—	—	—	—	—
Mortgage:
Residential(1)	31,309	59,940	—	(31,309)	(100.0)	(59,940)	(100.0)
Commercial	—	181	—	—	—	(181)	(100.0)

Total mortgage	31,309	60,121	—	(31,309)	(100.0)	(60,121)	(100.0)
Consumer and other(1)	4,109	8,097	307	(3,802)	(92.5)	(7,790)	(96.2)

Total loans 90 days or more past
due and still accruing	$51,232	$70,747	$4,006	$(47,226)	(92.2)	$(66,741)	(94.3)

nm
= not meaningful
(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure.

Fair Value of Financial Instruments

        The following table reflects financial instruments measured at fair value on a recurring basis as of June 30, 2008, December 31, 2008 and June 30, 2009. For additional information on the fair value of financial instruments, see Note 12 to these condensed consolidated financial statements.

	June 30, 2008		December 31, 2008		June 30, 2009
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$880,404	9%	$961,535	10%	$923,742	11%
Level 2	7,401,342	76	7,624,037	79	7,585,551	90
Level 3	1,514,836	16	1,203,092	13	6,308	—
Netting Adjustment(1)	(71,964)	(1)	(153,377)	(2)	(117,153)	(1)

Total	$9,724,618	100%	$9,635,287	100%	$8,398,448	100%

As a percentage of total Company assets		16%		14%		11%

Liabilities:
Level 1	$1,560	—%	$56,470	6%	$50,592	7%
Level 2	2,123,932	104	1,131,570	109	757,265	110
Level 3	—	—	—	—	—	—
Netting Adjustment(1)	(71,964)	(4)	(153,377)	(15)	(117,153)	(17)

Total	$2,053,528	100%	$1,034,663	100%	$690,704	100%

As a percentage of total Company liabilities		4%		2%		1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk primarily exists in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables and to ensure the Bank has adequate sources of liquidity. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time and capital stability.

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

  Interest Rate Risk Management (Other Than Trading)

        During the first six months of 2009, our interest rate risk profile became more asset sensitive due to continued significant core deposit growth which reduced Treasury funding levels while increasing cash and cash equivalent holdings.

        At June 30, 2009, Economic Net Interest Income (NII) sensitivity was asset sensitive to parallel rate shifts. A +200 basis point parallel shift would increase 12-month Economic NII by 1.11 percent, while a similar downward shift would decrease it by 3.00 percent. At June 30, 2008, a +200 basis point parallel shift would reduce 12-month Economic NII by 2.84 percent, while a similar downward shift would increase it by 2.93 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior-year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	June 30, 2008	December 31, 2008	June 30, 2009
+200 basis points	$(64.1)	$0.2	$27.6
as a percentage of base case NII	(2.84)%	0.01%	1.11%
-200 basis points	$66.1	$(40.8)	$(74.5)
as a percentage of base case NII	2.93%	(1.75)%	(3.00)%

        The above table is presented on a continuing operations basis, with all assets and liabilities associated with our discontinued operations eliminated. We believe that this approach provides the best representation of our risk profiles.

        In the case of non-parallel yield curve changes, our Economic NII will benefit from curve steepening with short-term rates dropping and long-term rates rising. Conversely, Economic NII will contract if the curve is inverted with short-term rates rising and long-term rates dropping.

  ALM Activities

        During the first six months of 2009, the Bank moved towards an asset sensitive interest rate risk profile to position the Bank for rising rates in the future. The termination of ALM fair value swaps, the unprecedented low level of interest rates, and strong core deposit growth continued to shift the interest rate risk profile towards asset sensitive during the period. The remaining ALM derivatives portfolio continues to partially offset the risk of lower interest rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first six months of 2009, the Bank purchased interest rate caps to mitigate the risk from rising rates.

  ALM Securities

        At June 30, 2008 and 2009, our available for sale securities portfolio included $6.8 billion and $7.2 billion, respectively, of securities for ALM purposes. At June 30, 2009, approximately $4.3 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2009, we purchased $450 million par value of securities, as part of our investment portfolio strategy, while approximately $657 million par value of ALM securities matured or were called.

        The portfolio is expected to remain predominately comprised of agency securities as our non-agency securities continue to run-off during the remainder of 2009. Based on current prepayment projections, the estimated ALM portfolio's effective duration was 2.4 at June 30, 2009, compared to 2.5 at June 30, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.4 suggests an expected price decrease of approximately 2.4 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first six months of 2009, the ALM derivatives portfolio increased by $850 million notional amount due to purchases of $2.7 billion notional amount of LIBOR cap contracts, offset by maturities of $900 million and terminations of $950 million notional amount of receive fixed interest rate swaps and floors.

        The fair value of the ALM derivative contracts decreased primarily due to maturities and terminations of interest rate swaps and floor option contracts, the market expectation of higher future interest rates offset by the realization of income. For additional discussion of derivative instruments and our hedging strategies, see Note 13 to the condensed consolidated financial statements in this Form 10-Q and Note 19 to our consolidated financial statements included in our 2008 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of June 30, 2008, December 31, 2008, and June 30, 2009 and the change in fair value between December 31, 2008 and June 30, 2009.

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009	Increase (Decrease) From December 31, 2008 to June 30, 2009
Total gross notional amount of positions held for purposes other than trading:	$9,250,000	$5,400,000	$6,250,000	$850,000
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$163,065	$317,569	$139,765	$(177,804)
Gross negative fair value	—	—	—	—

Positive (negative) fair value of positions, net	$163,065	$317,569	$139,765	$(177,804)

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

        As of June 30, 2009, we had $24.9 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of June 30, 2009, we had $3.5 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio, net of credit reserve, as of June 30, 2008, December 31, 2008, and June 30, 2009 and the change in fair value between December 31, 2008 and June 30, 2009.

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009	Increase (Decrease) From December 31, 2008 to June 30, 2009
Total gross notional amount of positions held for trading purposes:
Interest rate	$15,640,686	$20,398,695	$24,859,280	$4,460,585
Foreign exchange(1)	4,568,338	7,112,873	2,406,591	(4,706,282)
Equity	—	10,914	148,234	137,320
Energy	5,618,740	3,757,674	3,501,515	(256,159)

Total	$25,827,764	$31,280,156	$30,915,620	$(364,536)

Fair value of positions held for trading purposes:
Gross positive fair value	$957,416	$1,145,208	$801,905	$(343,303)
Gross negative fair value	946,122	1,137,724	761,488	(376,236)

Positive fair value of positions, net	$11,294	$7,484	$40,417	$32,933

(1)
Excludes spot contracts with notional amounts of $0.7 billion, $1.1 billion and $0.7 billion at June 30, 2008, December 31, 2008 and June 30, 2009, respectively.

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

        Liquidity is managed using a total balance sheet perspective that analyzes both funding capacity available through increased liabilities and liquidation of assets relative to projected demands for liquidity. The primary sources of liquidity are core deposits and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We maintain borrowing capacity in excess of our wholesale funding requirements to meet our contingency funding needs.

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $47.7 billion in average core deposits, which includes demand deposits, money market demand accounts, savings and consumer time deposits, combined with average stockholder's equity, funded 77.0 percent of average total assets of $71.5 billion in the second quarter of 2009. Most of the remaining funding was provided by wholesale borrowings from secured and unsecured sources of varying maturities.

        The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank of San Francisco (FRB). Beginning in 2008, the Bank increased its reliance on secured funding due to rate advantages compared to other financing sources. As of June 30, 2009, the Bank had $3.3 billion of borrowings outstanding with the FHLB, of which $0.4 billion is short-term and included in Other Borrowed Funds. During the second quarter of 2009, outstanding borrowings under the FRB Term Auction Facility program declined from $3.0 billion to zero. As of June 30, 2009, the Bank had a remaining combined unused borrowing capacity of $21.0 billion from the FHLB and the FRB.

        Our securities portfolio provides liquidity through either securities sales or repurchase agreements. At June 30, 2009, we had capacity under repurchase agreements of approximately $3.2 billion. In addition, cash and cash equivalents comprised a growing part of our liquidity position, which increased $6.1 billion from $3.9 billion at March 31, 2009 to $10.0 billion at June 30, 2009. This was primarily due to increased balances in our due from FRB accounts.

        The Bank has a $4.0 billion unsecured Bank Note Program. As of June 30, 2009, the remaining available funding under the Bank Note Program was approximately $2.6 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program.

        The Temporary Liquidity Guarantee (TLG) Program was established by the Federal Deposit Insurance Corporation (FDIC) in October 2008. Under the TLG Program, as amended on June 3, 2009, the Bank's senior unsecured debt with a maturity date of more than 30 days and issued between October 14, 2008 and October 31, 2009 is guaranteed and backed by the full faith and credit of the United States. The Bank is eligible to issue up to a maximum of $2.4 billion in senior unsecured debt under the TLG Program. At June 30, 2009, a total of $1.1 billion of TLG Program guaranteed debt was outstanding, comprised of $1.0 billion in medium-term notes and the remainder of which are term fed funds. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. For debt issued on or after April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or December 31, 2012.

        In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of June 30, 2009, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of June 30, 2009.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	—
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,774,046	$5,466,713	$5,409,445
Tier 2 capital	1,726,816	1,773,391	1,780,922

Total risk-based capital	$6,500,862	$7,240,104	$7,190,367

Risk-weighted assets	$59,996,170	$62,251,070	$62,312,964

Quarterly average assets	$60,071,111	$64,917,854	$68,585,363

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$6,500,862	10.84%	$7,240,104	11.63%	$7,190,367	11.54%	≥$	4,985,037	8.0%
Tier 1 capital (to risk-weighted assets)	4,774,046	7.96	5,466,713	8.78	5,409,445	8.68	≥	2,492,519	4.0
Leverage(1)	4,774,046	7.95	5,466,713	8.42	5,409,445	7.89	≥	2,743,415	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in thousands)	June 30, 2008	December 31, 2008	June 30, 2009	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$4,783,201	$5,380,075	$5,189,386
Tier 2 capital	1,320,736	1,451,024	1,460,298

Total risk-based capital	$6,103,937	$6,831,099	$6,649,684

Risk-weighted assets	$59,763,156	$62,025,970	$62,228,803

Quarterly average assets	$59,610,458	$64,737,767	$68,782,111

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$6,103,937	10.21%	$6,831,099	11.01%	$6,649,684	10.69%	≥$	4,978,304	8.0%	≥$	6,221,880	10.0%
Tier 1 capital (to risk-weighted assets)	4,783,201	8.00	5,380,075	8.67	5,189,386	8.34	≥	2,489,152	4.0	≥	3,733,728	6.0
Leverage(1)	4,783,201	8.02	5,380,075	8.31	5,189,386	7.54	≥	2,751,284	4.0	≥	3,439,106	5.0

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

        As of June 30, 2009, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

        The tables that follows reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. We reflect a "market view" perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended June 30,		Increase/ (decrease)		As of and for the Three Months Ended June 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of operations—Market View
(dollars in thousands):
Net interest income (expense)	$233,006	$280,147	$47,141	20%	$283,017	$414,070	$131,053	46%
Noninterest income (expense)	126,085	110,139	(15,946)	(13)	88,111	100,539	12,428	14

Total revenue	359,091	390,286	31,195	9	371,128	514,609	143,481	39
Noninterest expense (income)	242,338	250,843	8,505	4	151,708	183,779	32,071	21
Credit expense (income)	6,842	7,364	522	8	49,397	86,462	37,065	75

Income (loss) from continuing operations before income taxes	109,911	132,079	22,168	20	170,023	244,368	74,345	44
Income tax expense (benefit)	42,041	51,643	9,602	23	47,980	74,438	26,458	55

Income (loss) from continuing operations	67,870	80,436	12,566	19	122,043	169,930	47,887	39
Income from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$67,870	$80,436	$12,566	19	$122,043	$169,930	$47,887	39

Average balances—Market View (dollars in millions):
Total loans	$18,837	$21,380	$2,543	14	$26,657	$28,254	$1,597	6
Total assets	19,677	23,625	3,948	20	31,424	35,646	4,222	13
Total deposits	18,487	25,572	7,085	38	18,378	28,199	9,821	53
Financial ratios—Market View
Risk adjusted return on capital(1)	41%	47%			19%	20%
Return on average assets(1)	1.39	1.37			1.56	1.91
Efficiency ratio(2)	67.46	64.17			38.59	33.57

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		Increase/ (decrease)		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(3,205)	$(134,905)	$(131,700)	nm	$(2,260)	$(8,966)	$510,558	$550,346	$39,788	8%
Noninterest income (expense)	6,198	(8,689)	(14,887)	nm	(20,768)	(18,776)	199,626	183,213	(16,413)	(8)

Total revenue	2,993	(143,594)	(146,587)	nm	(23,028)	(27,742)	710,184	733,559	23,375	3
Noninterest expense (income)	37,845	109,616	71,771	nm	(12,579)	(12,180)	419,312	532,058	112,746	27
Credit expense (income)	38,779	266,192	227,413	nm	(18)	(18)	95,000	360,000	265,000	nm

Income (loss) from continuing operations before income taxes	(73,631)	(519,402)	(445,771)	nm	(10,431)	(15,544)	195,872	(158,499)	(354,371)	nm
Income tax expense (benefit)	(24,457)	(198,495)	(174,038)	nm	(3,990)	(6,078)	61,574	(78,492)	(140,066)	nm

Income (loss) from continuing operations	(49,174)	(320,907)	(271,733)	nm	(6,441)	(9,466)	134,298	(80,007)	(214,305)	nm
Income from discontinued operations, net of income taxes	7,047	—	(7,047)	(100)%	—	—	7,047	—	(7,047)	(100)

Net income (loss)	$(42,127)	$(320,907)	$(278,780)	nm	$(6,441)	$(9,466)	$141,345	$(80,007)	$(221,352)	nm

Average balances—Market View (dollars in millions):
Total loans	$16	$(87)	$(103)	nm	$(16)	$9	$45,494	$49,556	$4,062	9
Total assets	8,185	12,233	4,048	49	(16)	(9)	59,270	71,495	12,225	21
Total deposits	6,852	2,029	(4,823)	(70)	(514)	(1,448)	43,203	54,352	11,149	26
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	0.91%	(0.45)%
Efficiency ratio(2)	na	na			na	na	56.94	68.28

(1)
Annualized.
(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments, and low income housing investment credit (LIHC) amortization expense, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Retail Banking				Wholesale Banking
	As of and for the Six Months Ended June 30,		Increase/ (decrease)		As of and for the Six Months Ended June 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$454,031	$528,849	$74,818	16%	$539,471	$756,442	$216,971	40%
Noninterest income (expense)	246,747	215,391	(31,356)	(13)	165,770	185,211	19,441	12

Total revenue	700,778	744,240	43,462	6	705,241	941,653	236,412	34
Noninterest expense (income)	473,667	538,149	64,482	14	299,259	358,338	59,079	20
Credit expense (income)	13,281	15,143	1,862	14	86,540	155,030	68,490	79

Income (loss) from continuing operations before income taxes	213,830	190,948	(22,882)	(11)	319,442	428,285	108,843	34
Income tax expense (benefit)	81,790	74,661	(7,129)	(9)	89,269	124,843	35,574	40

Income (loss) from continuing operations	132,040	116,287	(15,753)	(12)	230,173	303,442	73,269	32
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$132,040	$116,287	$(15,753)	(12)	$230,173	$303,442	$73,269	32

Average balances—Market View (dollars in millions):
Total loans	$18,412	$21,241	$2,829	15	$25,689	$28,524	$2,835	11
Total assets	19,230	23,491	4,261	22	30,458	35,554	5,096	17
Total deposits	18,443	24,489	6,046	33	18,293	24,823	6,530	36
Financial ratios—Market View
Risk adjusted return on capital(1)	42%	33%			19%	19%
Return on average assets(1)	1.38	1.00			1.52	1.72
Efficiency ratio(2)	67.57	72.20			39.93	35.80

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase/ (decrease)		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$(18,603)	$(164,384)	$(145,781)	nm	$(3,763)	$(10,558)	$971,136	$1,110,349	$139,213	14%
Noninterest income (expense)	20,543	(5,740)	(26,283)	(128)%	(38,038)	(36,933)	395,022	357,929	(37,093)	(9)

Total revenue	1,940	(170,124)	(172,064)	nm	(41,801)	(47,491)	1,366,158	1,468,278	102,120	7
Noninterest expense (income)	72,284	180,184	107,900	149	(22,692)	(23,230)	822,518	1,053,441	230,923	28
Credit expense (income)	67,212	438,874	371,662	nm	(33)	(47)	167,000	609,000	442,000	nm

Income (loss) from continuing operations before income taxes	(137,556)	(789,182)	(651,626)	nm	(19,076)	(24,214)	376,640	(194,163)	(570,803)	nm
Income tax expense (benefit)	(43,818)	(294,384)	(250,566)	nm	(7,297)	(9,468)	119,944	(104,348)	(224,292)	nm

Income (loss) from continuing operations	(93,738)	(494,798)	(401,060)	nm	(11,779)	(14,746)	256,696	(89,815)	(346,511)	(135)
Loss from discontinued operations, net of income taxes	(6,761)	—	6,761	(100)	—	—	(6,761)	—	6,761	100

Net income (loss)	$(100,499)	$(494,798)	$(394,299)	nm	$(11,779)	$(14,746)	$249,935	$(89,815)	$(339,750)	(136)

Average balances—Market View (dollars in millions):
Total loans	$12	$(73)	$(85)	nm	$(15)	$(20)	$44,098	$49,672	$5,574	13
Total assets	8,278	10,280	2,002	24	(15)	(29)	57,951	69,296	11,345	20
Total deposits	7,186	2,229	(4,957)	(69)	(514)	(1,027)	43,408	50,514	7,106	16
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	0.89%	(0.26)%
Efficiency ratio(2)	na	na			na	na	57.75	66.98

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

        During the six months ended June 30, 2009, net income of Retail Banking decreased compared to the same period in 2008, reflecting a 14 percent increase in noninterest expense and a 13 percent decrease in noninterest income, partially offset by a 16 percent increase in net interest income.

        Average asset growth for the six months ended June 30, 2009 compared to the same period in 2008 was primarily driven by a 15 percent growth in average loans. The growth was primarily driven by increases of 12 percent in our average residential loan portfolio and 34 percent in our average consumer loan portfolio.

        Average deposits increased 33 percent during the six months ended June 30, 2009 compared to the same period in 2008. This increase was primarily due to the Retail Banking's strategy which continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products as well as deposit growth in balances held by our institutional clients. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income decreased during the six months ended June 30, 2009 compared to the same period in 2008 by 13 percent mainly as a result of lower trust and deposit fees. Noninterest expense increased by 14 percent during the six months ended June 30, 2009, compared to the same period in 2008. This increase was primarily due to intangible asset amortization related to our privatization, staff costs, FDIC deposit insurance assessment rate increase, and costs associated with an increasing deposit base.

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

  —
  HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to expand distribution, to broaden its client base and to increase its assets under management.

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

        During the six months ended June 30, 2009, net income of Wholesale Banking increased 32 percent, compared to the same period in 2008, due to higher net interest income and higher noninterest income, partially offset by higher noninterest expense and higher credit expense. Net interest income increased by 40 percent during the six months ended June 30, 2009, compared to the same period in 2008, mainly due to higher loan volume in our commercial and industrial portfolio.

        For the six months ended June 30, 2009, average loans increased 11 percent compared to the same period in 2008. This increase was primarily in the Energy Capital Services and National Banking divisions.

        Wholesale average deposit balances grew by 36 percent in the six months ended June 30, 2009 compared to the same period in 2008 due to deposit initiatives and higher government agency balances.

        Noninterest income increased 12 percent during the six months ended June 30, 2009, compared to the same period in 2008, primarily due to higher trading portfolio income and merchant banking fees reflected in the first quarter of 2008. Noninterest expense increased 20 percent in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to intangible asset amortization related to our privatization, and higher FDIC deposit insurance assessments.

        Wholesale Banking initiatives continue to include expanding deposit activities and loan strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California Middle Market, corporate banking, commercial real estate, energy, equipment leasing and commercial finance. Corporate Deposits and Global Treasury Management Division provides processing services, including services such as Automated Clearing House (ACH), check processing and cash vault services.

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

  •
  the Corporate Deposits and Global Treasury Management Division, which provides deposit and treasury management expertise to Middle Market and large corporate clients, government agencies, specialized industries and lending products to correspondent banks, title companies and municipalities. This division also manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

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

  Other

        The net loss increased by $394.3 million in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to a higher loan loss provision, higher noninterest expense and lower net interest income.

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

        The financial results for the six months ended June 30, 2009 were impacted by the following factors:

  •
  credit expense of $438.9 million was due to the difference between the $609.0 million provision for loan losses calculated under our US GAAP methodology and the $170.1 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results, which include the credit for equity for the reportable segments under RAROC. Net interest income (expense) decreased $145.8 million to ($164.4) million compared to the same period in 2008 primarily due to the changes in transfer pricing rates as market rates decreased;

  •
  noninterest income (expense) of ($5.7) million;

  •
  noninterest expense (income) of $180.2 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. The increase in noninterest expense includes a $34.3 million increase in privatization-related expenses and a $28.0 million increase in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of ($294.4) million was due to the difference between the ($104.3) million or a (53.7) percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $190.1 million using the RAROC effective rate.

        The financial results for the six months ended June 30, 2008 were impacted by the following factors:

  •
  net interest income (expense) of ($18.6) million;

  •
  credit expense (income) of $67.2 million was due to the difference between the $167.0 million provision for loan losses calculated under our US GAAP methodology and the $99.8 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  noninterest income of $20.5 million includes a $14.2 million gain from the partial redemption of VISA Inc. common stock and a $7.1 million gain from the partial redemption of MasterCard Inc. common stock;

  •
  noninterest expense of $72.3 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. This amount included a $13.0 million provision for losses on off-balance sheet commitments;

  •
  income tax expense (benefit) of ($43.8) million was due to the difference between the $119.9 million or a 31.8 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $163.7 million using the RAROC tax rate of 38.25%; and

  •
  loss from discontinued operations of $6.8 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  Industry Factors

  The U.S. and global economies have experienced a recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. consumer and business economy, all of which present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances with a variety of proposed and enacted measures; there can be no assurance that these measures will successfully address these circumstances

        Commencing in 2007 and continuing throughout 2008 and into 2009, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. Weakened credit conditions and the contraction of the capital markets have limited access to capital, reduced market liquidity and negatively impacted the value of securities and real property.

        In response, Congress adopted economic stimulus measures that former President Bush and President Obama signed into law at various times in 2008 and 2009, and the Federal Reserve Board was prompted to decrease its discount rate and the federal funds rate numerous times during 2008. To help mitigate deteriorating market conditions, on July 30, 2008, former President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. In addition, commencing in 2008 and continuing into 2009, the Federal Reserve Board implemented a variety of measures which seek to enhance market liquidity, including enhanced discount window lending, a term auction facility, term repurchase transactions, a term securities lending facility and a primary dealer credit facility.

        In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels. On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the financial crises affecting the banking system and financial markets. The EESA was the result of a proposal by former Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that do not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt). Union Bank has elected to participate in the Temporary Liquidity Guarantee Program and during the first quarter of 2009, Union Bank issued $1 billion principal amount of FDIC-guaranteed senior notes under this program. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. Many banks and bank holding companies have participated in this program. UnionBanCal Corporation, as a wholly-owned subsidiary of a foreign bank, is not eligible to participate in the Capital Purchase Program.

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

        On March 31, 2009, the U.S. Treasury and the FDIC announced the Public-Private Investment Program (PPIP) that seeks to eliminate "toxic" real estate-backed assets from the balance sheets of United States financial institutions through partnerships with private investors in an attempt to restore the normal functioning of secondary markets for securities backed by such assets, encourage the extension of credit and restore investor confidence in financial institutions. The PPIP proposes to create Public-Private Investment Funds that will use private equity investment, equity investment from the U.S. Treasury, U.S. Treasury debt financing, and FDIC- guaranteed debt to purchase "toxic" real estate assets and securities backed by such assets. The U.S. Treasury has committed to furnish up to $100 billion of capital for the PPIP. As a foreign-owned bank holding company, we and Union Bank will not be authorized to participate in the "Legacy Loan" portion of this program but are eligible to participate in the "Legacy Securities" portion of it.

        On June 17, 2009, the Treasury released a white paper entitled "Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation" (the Proposal) which outlined the Obama Administration's ambitious plan to extensively reform the U.S. financial regulatory system. If adopted in its entirety, the Proposal will result in wide-ranging changes that will affect every aspect of the financial markets and the financial regulatory landscape. For example, the Proposal would alter or eliminate several of the more significant recent legislative initiatives including the "functional regulation" regime of the Gramm-Leach-Bliley Act of 1999 and the interstate branching approval process of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The Obama Administration hopes to sign legislation enacting the provisions of the Proposal by the end of 2009.

        It cannot be predicted whether these recent governmental actions will result in significant improvement in financial and economic conditions affecting the banking industry and the U.S. economy. If, notwithstanding the federal government's recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for our company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as TARP and may not qualify for participation in future federal programs. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, we have been experiencing adverse business conditions and these factors could continue to present risks for some time for the industry and our company.

  Difficult market conditions have adversely affected our industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing in 2009, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities and, more recently, commercial real estate loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We cannot predict whether the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

  •
  We may be required to incur goodwill impairment losses in future periods. See "Critical Accounting Estimates - Annual Goodwill Impairment Analysis."

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

        As a result of recent and significant bank failures, the FDIC determined that the reserve ratio for the Deposit Insurance Fund was 0.76 percent as of September 30, 2008 and 0.40 percent as of December 31, 2008, the lowest reserve ratio for the combined bank and thrift insurance fund since 1993. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15 percent within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 to 14 basis points and in Risk Categories II, III and IV to 17, 35 and 50 basis points, respectively. An institution's assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, by the ratio of its Tier 1 capital in excess of 15 percent to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as 10 basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10 percent. An institution's base assessment rate would also be increased if an institution's ratio of secured liabilities (including Federal Home Loan Bank advances) to deposits exceeds 15 percent. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively.

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

        On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment of 5 cents per $100, or 5 basis points, of each insured institution's total assets less Tier 1 capital. The special assessment—a reduction from the original proposed assessment of 20 basis points on the regular assessment base of domestic deposits—is part of the FDIC's efforts to restore the Deposit Insurance Fund. The special assessment will be capped at 10 basis points of an institution's domestic deposits so that no institution will pay an amount higher than it would have paid under the original proposal. The special assessment will be based on each institution's report of condition of June 30, 2009, collected on September 30, 2009, and booked as a second quarter expense for banks. The special assessment is in addition to the regular quarterly risk-based assessment.

        Any increases in the deposit insurance assessments Union Bank pays would further increase our costs.

  The effects of changes in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will likely continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future.

        On June 29, 2009, the U.S. Supreme Court ruled that a state may enforce certain of its laws against national banks through judicial enforcement proceedings. This may increase regulation and enforcement actions by states against national banks, including Union Bank.

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

        Refer to "Supervision and Regulation" in Item 1 of our 2008 Form 10-K for discussion of other laws and regulations that may affect our business.

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, is being increasingly adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could continue to adversely affect commercial property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications/media industry, the retail industry, the energy industry and the technology industry in particular, are also being impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Conditions in the commercial real estate and commercial and industrial markets have lead us to take additional provisions against credit losses in these portfolios, as to which we expect a higher level of charge offs during 2009. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

  Adverse California economic conditions could adversely affect our business

        The State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector, especially the subprime housing markets, and the California state government's budgetary and fiscal difficulties. Under the budget plan approved by the California Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, the State of California will reduce services, increase sales and income taxes and other fees and take other expense reduction measures. In addition, California will fund a portion of the deficit through additional borrowings, which may include revenue anticipation warrants, a relatively high-cost form of financing. However, California voters did not approve ballot measures required to enact the budget during a special election held on May 19, 2009. The measures would have set a cap on state spending and institute a "rainy day" fund for periods of fiscal difficulty for the State's budget, authorize the State to sell bonds based on future lottery revenue, shift money from certain social programs, guarantee additional funds for schools and freeze lawmakers' pay when the State runs a deficit. The rejection of all of the revenue-related ballot measures has resulted in budget deficits which would need to be addressed later in 2009.

        On June 25, 2009, the State Controller's Office announced that it would begin to issue IOUs in the form of registered warrants in July as the budget impasse has left the State with insufficient cash. The registered warrants, with an annual interest rate for the IOUs at 3.75% for banks and other financial institutions willing to accept the warrants, are redeemable on October 2, 2009 subject to the availability of funds. Union Bank announced that it would accept the registered warrants from customers until no later than July 10, 2009. On July 24, 2009, the California legislature passed a new budget that Governor Schwarzenegger signed into law on July 28, 2009. This budget provides for significant spending cuts to services, including education and healthcare. The financial and economic consequences of this situation cannot be predicted with any certainty at this time. If the California state government's budgetary and fiscal difficulties continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

Item 6.   Exhibits

No.	Description
18.1	Preferability Letter of Independent Registered Public Accounting Firm(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: August 14, 2009	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2009	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2009	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
18.1	Preferability Letter of Independent Registered Public Accounting Firm(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.