Form 10-Q
period 2009-09-30
UNIONBANCAL CORP
filed 2009-11-12
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        Number of shares of Common Stock outstanding at October 31, 2009: 136,330,829

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

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of quarterly provisions for credit losses will continue in the fourth quarter of 2009 due to a continued weak economic environment and further deterioration in our loan portfolio

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade and credit migration trends and our delinquency rates compared to the industry average

  •
  Our assessment of economic conditions and trends and credit cycles and their impact on our business

  •
  Net interest income

  •
  The impact of changes in interest rates and our strategy to manage our interest rate risk profile

  •
  Loan portfolio composition and risk grade trends, delinquency rates compared to the industry average and our underwriting standards

  •
  Our required performance under guarantee and indemnification commitments

  •
  Our deposit base

  •
  The adequacy of our insurance coverage

  •
  Our relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers

  •
  Our intent to sell, and the likelihood that we would be required to sell, various investment securities

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon, Washington and Texas

  •
  The composition, estimated loss projections, and market sensitivity of our securities portfolios, our trading and hedging strategies, prepayment projections and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including the possible effect of changes in Mitsubishi UFJ Financial Group, Inc.'s taxable profits on our California State tax obligations and of expected tax credits or benefits

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets, including goodwill and intangible assets

  •
  Expected rates of return, yields and projected results

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions or otherwise restructure, reorganize or change our business mix, their timing and their impact on our business

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc., the impact of their credit rating on our credit ratings and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Mitsubishi UFJ Financial Group, Inc.

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base and intent to fund our operations on an independent basis

  •
  The continued weak economic outlook for the U.S. economy

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2009	Percent Change
Results of operations:
Net interest income(1)	$522,296	$564,296	8.04%
Provision for loan losses	117,000	314,000	nm
Noninterest income	198,721	183,929	(7.44)
Noninterest expense	443,812	505,815	13.97

Income (loss) before income taxes(1)	160,205	(71,590)	nm
Taxable-equivalent adjustment	2,550	3,260	27.84
Income tax expense (benefit)	47,549	(57,821)	nm

Income (loss) from continuing operations	110,106	(17,029)	nm
Loss from discontinued operations, net of taxes	(5,276)	—	100.00

Net income (loss)	$104,830	$(17,029)	nm

Balance sheet (end of period):
Total assets(2)	$62,599,753	$78,153,207	24.85%
Total loans	48,306,118	48,169,508	(0.28)
Nonperforming assets	304,246	1,367,691	nm
Total deposits	42,355,853	60,691,368	43.29
Medium- and long-term debt	3,827,164	5,121,553	33.82
Stockholder's equity	4,692,648	9,475,004	nm
Balance sheet (period average):
Total assets	$61,145,251	$74,352,649	21.60%
Total loans	47,196,204	48,764,826	3.32
Earning assets	56,920,548	68,235,083	19.88
Total deposits	41,661,224	59,453,936	42.71
Stockholder's equity	4,588,441	7,358,773	60.38
Financial ratios(4):
Return on average assets(3):
From continuing operations	0.72%	(0.09)%
Net income (loss)	0.68	(0.09)
Return on average stockholder's equity(3):
From continuing operations	9.55	(0.92)
Net income (loss)	9.09	(0.92)
Efficiency ratio(5)	58.76	65.07
Net interest margin(1)(3)	3.67	3.31
Tangible equity ratio(6)	6.96	8.94
Tier 1 common capital ratio(7)	8.00	11.58
Tier 1 risk-based capital ratio(2)	8.02	11.60
Total risk-based capital ratio(2)	10.94	14.42
Leverage ratio(2)	7.97	10.39
Allowance for loan losses to(8):
Total loans	1.20	2.62
Nonaccrual loans	200.94	95.15
Allowance for credit losses to(9):
Total loans	1.43	2.97
Nonaccrual loans	239.50	108.16
Net loans charged off to average total loans(3)	0.53	1.11
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	0.63	2.84
Nonperforming assets to total assets(2)	0.49	1.75

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
(6)
The tangible equity ratio is calculated as tangible equity (stockholder's equity less goodwill and intangible assets net of deferred tax on total intangibles) divided by tangible assets (total assets less goodwill and intangible assets net of deferred tax on total intangibles). The tangible equity ratio, while not required by US GAAP, has been included to facilitate the understanding of UnionBanCal's capital structure and financial condition.
(7)
The Tier 1 common capital ratio is the ratio of Tier 1 common capital to risk weighted assets. The Tier 1 common capital ratio, while not required by US GAAP, has been included to facilitate the understanding of UnionBanCal's capital structure and financial condition.
(8)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
(9)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
nm
= not meaningful

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights (Continued)
(Unaudited)

	As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2008	September 30, 2009	Percent Change
Results of operations:
Net interest income(1)	$1,498,287	$1,680,010	12.13%
Provision for loan losses	284,000	923,000	nm
Noninterest income	593,743	541,858	(8.74)
Noninterest expense	1,266,330	1,559,256	23.13

Income (loss) before income taxes(1)	541,700	(260,388)	nm
Taxable-equivalent adjustment	7,405	8,625	16.48
Income tax expense (benefit)	167,493	(162,169)	nm

Income (loss) from continuing operations	366,802	(106,844)	nm
Loss from discontinued operations, net of taxes	(12,037)	—	100.00

Net income (loss)	$354,765	$(106,844)	nm

Balance sheet (end of period):
Total assets(2)	$62,599,753	$78,153,207	24.85%
Total loans	48,306,118	48,169,508	(0.28)
Nonperforming assets	304,246	1,367,691	nm
Total deposits	42,355,853	60,691,368	43.29
Medium- and long-term debt	3,827,164	5,121,553	33.82
Stockholder's equity	4,692,648	9,475,004	nm
Balance sheet (period average):
Total assets	$59,023,615	$71,000,250	20.29%
Total loans	45,138,144	49,366,280	9.37
Earning assets	54,689,402	64,593,827	18.11
Total deposits	42,821,802	53,526,802	25.00
Stockholder's equity	4,640,908	7,332,747	58.00
Financial ratios(4):
Return on average assets(3):
From continuing operations	0.83%	(0.20)%
Net income (loss)	0.80	(0.20)
Return on average stockholder's equity(3):
From continuing operations	10.56	(1.95)
Net income (loss)	10.21	(1.95)
Efficiency ratio(5)	58.10	66.34
Net interest margin(1)(3)	3.65	3.47
Tangible equity ratio(6)	6.96	8.94
Tier 1 common capital ratio(7)	8.00	11.58
Tier 1 risk-based capital ratio(2)	8.02	11.60
Total risk-based capital ratio(2)	10.94	14.42
Leverage ratio(2)	7.97	10.39
Allowance for loan losses to(8):
Total loans	1.20	2.62
Nonaccrual loans	200.94	95.15
Allowance for credit losses to(9):
Total loans	1.43	2.97
Nonaccrual loans	239.50	108.16
Net loans charged off to average total loans(3)	0.31	1.10
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	0.63	2.84
Nonperforming assets to total assets(2)	0.49	1.75

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
(6)
The tangible equity ratio is calculated as tangible equity (stockholder's equity less goodwill and intangible assets net of deferred tax on total intangibles) divided by tangible assets (total assets less goodwill and intangible assets net of deferred tax on total intangibles). The tangible equity ratio, while not required by US GAAP, has been included to facilitate the understanding of UnionBanCal's capital structure and financial condition.
(7)
The Tier 1 common capital ratio is the ratio of Tier 1 common capital to risk weighted assets. The Tier 1 common capital ratio, while not required by US GAAP, has been included to facilitate the understanding of UnionBanCal's capital structure and financial condition.
(8)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
(9)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonaccrual loans, as appropriate. These ratios relate to continuing operations only.
nm
= not meaningful

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2008	2009	2008	2009
Interest Income
Loans	$636,870	$576,166	$1,884,112	$1,762,540
Securities	100,265	109,279	303,843	310,561
Interest bearing deposits in banks	147	4,956	503	9,406
Federal funds sold and securities purchased under resale agreements	1,787	110	5,573	348
Trading account assets	1,200	250	4,701	610

Total interest income	740,269	690,761	2,198,732	2,083,465

Interest Expense
Deposits	135,736	101,374	500,905	306,598
Federal funds purchased and securities sold under repurchase agreements	15,630	41	44,402	113
Commercial paper	8,056	355	26,127	2,901
Medium- and long-term debt	25,989	27,112	65,138	84,056
Trust notes	239	239	715	715
Other borrowed funds	34,873	604	70,563	17,697

Total interest expense	220,523	129,725	707,850	412,080

Net Interest Income	519,746	561,036	1,490,882	1,671,385
Provision for loan losses	117,000	314,000	284,000	923,000

Net interest income after provision for loan losses	402,746	247,036	1,206,882	748,385

Noninterest Income
Service charges on deposit accounts	77,079	74,888	229,521	218,053
Trust and investment management fees	40,638	34,506	127,828	102,543
Trading account activities	12,397	10,513	40,096	49,456
Merchant banking fees	12,789	14,601	35,667	48,357
Brokerage commissions and fees	9,520	8,611	30,014	25,424
Card processing fees, net	8,129	8,559	24,060	24,219
Securities gains, net	50	12,694	48	12,522
Other	38,119	19,557	106,509	61,284

Total noninterest income	198,721	183,929	593,743	541,858

Noninterest Expense
Salaries and employee benefits	238,129	233,981	723,098	710,601
Net occupancy	38,574	43,146	113,008	128,289
Intangible asset amortization	671	40,641	2,011	121,809
Regulatory agencies	8,572	30,739	16,078	101,513
Outside services	20,741	22,219	58,045	64,001
Professional services	17,236	17,647	47,764	53,074
Equipment	14,437	17,838	44,925	49,853
Software	14,812	16,502	44,016	45,745
Foreclosed asset expense (income)	524	(144)	696	4,024
Provision for losses on off-balance sheet commitments	8,000	6,000	21,000	47,000
Privatization-related expense	6,193	6,649	6,193	40,901
Other	75,923	70,597	189,496	192,446

Total noninterest expense	443,812	505,815	1,266,330	1,559,256

Income (loss) from continuing operations before income taxes	157,655	(74,850)	534,295	(269,013)
Income tax expense (benefit)	47,549	(57,821)	167,493	(162,169)

Income (Loss) from Continuing Operations	110,106	(17,029)	366,802	(106,844)

Loss from discontinued operations before income taxes	(8,175)	—	(22,692)	—
Income tax benefit	(2,899)	—	(10,655)	—

Loss from Discontinued Operations	(5,276)	—	(12,037)	—

Net Income (Loss)	$104,830	$(17,029)	$354,765	$(106,844)

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009
Assets
Cash and due from banks	$1,959,484	$1,568,578	$1,155,497
Interest bearing deposits in banks	16,029	2,872,698	2,659,460
Federal funds sold and securities purchased under resale agreements	488,014	63,069	437,328

Total cash and cash equivalents	2,463,527	4,504,345	4,252,285
Trading account assets:
Pledged as collateral	18,124	6,283	60,816
Held in portfolio	711,293	1,210,496	879,734
Securities available for sale:
Pledged as collateral	1,404,463	54,525	—
Held in portfolio	6,890,891	8,140,013	18,210,574
Securities held to maturity (Fair value: September 30, 2009, $1,269,934)	—	—	1,193,337
Loans (net of allowance for loan losses: September 30, 2008, $580,474;
December 31, 2008, $737,767; September 30, 2009, $1,260,307)	47,725,644	48,847,783	46,909,201
Due from customers on acceptances	21,562	23,131	12,842
Premises and equipment, net	474,519	680,004	667,005
Intangible assets	4,447	713,485	601,140
Goodwill	355,287	2,369,326	2,369,326
Other assets	2,524,839	3,571,995	2,996,947
Assets of discontinued operations to be disposed or sold	5,157	4	—

Total assets	$62,599,753	$70,121,390	$78,153,207

Liabilities
Noninterest bearing	$13,694,272	$13,566,873	$14,472,375
Interest bearing	28,661,581	32,482,896	46,218,993

Total deposits	42,355,853	46,049,769	60,691,368
Federal funds purchased and securities sold under repurchase agreements	1,760,442	172,758	229,268
Commercial paper	1,659,935	1,164,327	423,499
Other borrowed funds	6,718,935	8,196,597	164,861
Trading account liabilities	506,890	1,034,663	715,075
Acceptances outstanding	21,562	23,131	12,842
Other liabilities	1,020,085	1,685,412	1,306,097
Medium- and long-term debt	3,827,164	4,288,488	5,121,553
Junior subordinated debt payable to subsidiary grantor trust	14,093	13,980	13,640
Liabilities of discontinued operations to be extinguished or assumed	22,146	7,960	—

Total liabilities	57,907,105	62,637,085	68,678,203

Commitments, contingencies and guarantees—See Note 16
Stockholder's Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding as of September 30, 2008, December 31, 2007 and September 30, 2009	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; issued 159,834,897 shares as of September 30, 2008, 136,330,829 shares as of December 31, 2008 and September 30, 2009	159,835	136,331	136,331
Additional paid-in capital	1,299,045	3,195,023	5,195,023
Treasury stock—18,748,501 shares as of September 30, 2008, no shares as of December 31, 2008 and September 30, 2009	(1,204,759)	—	—
Retained earnings	5,050,682	4,964,802	4,857,958
Accumulated other comprehensive loss	(612,155)	(811,851)	(714,308)

Total stockholder's equity	4,692,648	7,484,305	9,475,004

	$62,599,753	$70,121,390	$78,153,207

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder's equity
BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive income:
Net income—For the nine months ended September 30, 2008					354,765		354,765
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						11,417	11,417
Net change in unrealized losses on securities available for sale						(346,866)	(346,866)
Foreign currency translation adjustment						(625)	(625)
Net change in pension and other benefits						7,042	7,042

Total comprehensive income, net of tax							25,733
Split-Dollar Life Insurance adjustment					(236)		(236)
Income tax benefit on dividends on share-based payment awards adjustment			162				162
Stock options exercised	2,255,373	2,256	104,941				107,197
Restricted stock granted, net of forfeitures	20,003	20	(20)				—
Excess tax benefit—stock-based compensation			11,910				11,910
Compensation expense—stock options			9,848				9,848
Compensation expense—restricted stock			12,731				12,731
Compensation expense—restricted stock units, performance share units and other share-based compensation			5,736				5,736
Common stock repurchased(1)				(2,175)			(2,175)
Dividends declared on common stock, $1.04 per share(2)					(216,239)		(216,239)

Net change		2,276	145,308	(2,175)	138,290	(329,032)	(45,333)

BALANCE SEPTEMBER 30, 2008	159,834,897	$159,835	$1,299,045	$(1,204,759)	$5,050,682	$(612,155)	$4,692,648

BALANCE DECEMBER 31, 2008	136,330,829	$136,331	$3,195,023	$—	$4,964,802	$(811,851)	$7,484,305

Comprehensive loss:
Net loss—For the nine months ended September 30, 2009					(106,844)		(106,844)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges(3)						(34,492)	(34,492)
Net change in unrealized losses on securities(3)						120,758	120,758
Foreign currency translation adjustment						1,085	1,085
Net change in pension and other benefits						10,192	10,192

Total comprehensive loss, net of tax							(9,301)
Capital contribution from Bank of Tokyo-Mitsubishi UFJ, Ltd.			2,000,000				2,000,000

Net change		—	2,000,000	—	(106,844)	97,543	1,990,699

BALANCE SEPTEMBER 30, 2009	136,330,829	$136,331	$5,195,023	$—	$4,857,958	$(714,308)	$9,475,004

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

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$354,765	$(106,844)
Loss from discontinued operations, net of taxes	(12,037)	—

Income (loss) from continuing operations, net of taxes	366,802	(106,844)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	284,000	923,000
Provision for losses on off-balance sheet commitments	21,000	47,000
Depreciation, amortization and accretion	85,125	133,428
Stock-based compensation—stock options and other share-based compensation	28,315	—
Provision for (reversal of) deferred income taxes	74,771	(123,938)
Net gains on sales of securities	(48)	(12,522)
Net decrease in accrued expenses	(427,084)	(251,218)
Net (increase) decrease in trading account assets	(126,084)	276,229
Net increase (decrease) in trading account liabilities	155,833	(319,588)
Net increase in prepaid expenses	(12,824)	(27,199)
Net increase in fees and other receivables	(63,740)	(79,607)
Net increase (decrease) in other liabilities	461,277	(200,736)
Net increase in other assets	(59,916)	(276,914)
Loans originated for resale	(430,650)	(65,337)
Net proceeds from sale of loans originated for resale	392,551	37,915
Excess tax benefit—stock-based compensation	(11,910)	—
Other, net	4,725	28,211
Discontinued operations, net	80,143	(6,027)

Total adjustments	455,484	82,697

Net cash provided by (used in) operating activities	822,286	(24,147)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	11,388	3,164,329
Proceeds from matured and called securities available for sale	1,185,604	1,738,034
Purchases of securities available for sale	(1,592,482)	(15,882,619)
Proceeds from matured securities held to maturity	—	3,768
Purchases of premises and equipment, net	(53,924)	(83,825)
Net (increase) decrease in loans	(7,185,181)	1,034,102
Other, net	(5,054)	(1,576)
Discontinued operations, net	3,732	—

Net cash used in investing activities	(7,635,917)	(10,027,787)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(324,338)	14,641,599
Net increase in federal funds purchased and securities sold under repurchase agreements	128,840	56,510
Net increase (decrease) in commercial paper and other borrowed funds	5,236,595	(7,772,564)
Capital contribution from the Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	—	2,000,000
Proceeds from issuance of medium- and long-term debt	1,901,000	1,625,000
Repayment of medium-term debt	—	(750,000)
Common stock repurchased	(2,175)	—
Payments of cash dividends	(215,246)	—
Stock options exercised	119,107	—
Other, net	(625)	1,085
Discontinued operations, net	(87,460)	(1,929)

Net cash provided by financing activities	6,755,698	9,799,701

Net decrease in cash and cash equivalents	(57,933)	(252,233)
Cash and cash equivalents at beginning of period	2,521,633	4,504,345
Effect of exchange rate changes on cash and cash equivalents	(173)	173

Cash and cash equivalents at end of period	$2,463,527	$4,252,285

Cash Paid During the Period For:
Interest	$703,335	$416,511
Income taxes, net	235,156	208,972
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	$—	$1,144,036
Loans transferred to foreclosed assets (OREO) and/or distressed loans held for sale	17,750	55,367

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

        UnionBanCal Corporation is a financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, and Texas as well as nationally and internationally.

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

Note 2—Recently Issued Accounting Pronouncements

  FASB Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-01, "Topic-105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." The new guidance establishes the FASB Accounting Standards Codification™ (FASB ASC) as the single source of authoritative US GAAP. The FASB ASC does not significantly change current US GAAP and merely restructures the information in a topical format. The FASB ASC was effective July 1, 2009 and the technical references to US GAAP included in these condensed consolidated financial statements are provided under the new FASB ASC structure with the prior terminology included parenthetically within this note. At adoption, there was no impact from this change on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Business Combinations

        In December 2007, the FASB issued new guidance impacting FASB ASC 805, "Business Combinations" (formerly Statement of Financial Accounting Standards (SFAS) No. 141R, "Business Combinations"). The guidance requires that all business combinations be accounted for under the "acquisition method." The guidance requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The guidance requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The guidance was effective January 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued new guidance impacting FASB ASC 810-10, "Consolidations" (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51"). The guidance requires that a noncontrolling interest (formerly minority interest) be measured at fair value at the acquisition date and be presented in the equity section on the balance sheet. The guidance requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions with no resulting gain or loss. If control is lost, the noncontrolling interest is remeasured to fair value and a gain or loss is recorded. The guidance was effective January 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued new guidance impacting FASB ASC 815-10, "Derivatives and Hedging" (formerly SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133"). The guidance requires expanded qualitative, quantitative and credit-risk disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. The guidance also requires the disclosure of all significant concentrations of credit risks arising from derivative instruments. The guidance, which applies only to disclosures, was effective January 1, 2009. Disclosures required under this Statement are included in Note 13 to these condensed consolidated financial statements.

  Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued new guidance impacting FASB ASC 350-30, "Intangibles—Goodwill and Other" (formerly Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets"). The guidance requires that an entity consider its own assumptions about the renewal or extension period, adjusted for entity-specific factors, when determining the useful life of a recognized intangible asset. In the absence of that experience, an entity should consider market participant assumptions. The guidance was effective January 1, 2009. At adoption there was no impact on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, "Compensation Retirement Benefits—Defined Benefit Plans—Disclosure" (formerly FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets"), which expands the disclosure requirements related to an employer's defined benefit pension or other postretirement plan. The guidance requires additional disclosure information, including how a company makes investment allocation decisions, the fair value of each major category of plan assets and the nature and amount of concentration risk within or across those plan asset categories. Additionally, the guidance requires disclosures about the valuation of plan assets, including the level within the fair value hierarchy in which fair value measurements of plan assets fall and information about the inputs and valuation techniques used to measure the fair value of plan assets. The guidance, which applies only to disclosures, is effective December 31, 2009.

  Accounting for Contingencies from Business Combinations

        In April 2009, the FASB issued new guidance impacting FASB ASC 805-10, "Business Combinations" (formerly FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"). The guidance requires that an asset or liability assumed in a business combination that arises from a contingency be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined during the measurement period, the accounting for the acquired contingency should follow existing accounting guidance. The guidance was effective January 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, "Financial Instruments—Disclosure" (formerly FSP FAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments"). The guidance requires disclosure of the fair value of financial instruments to be reported for interim periods. The guidance, which applies only to disclosures, was effective April 1, 2009. Disclosures required under this guidance are included in Note 12 to these condensed consolidated financial statements.

  Fair Value Measurements in Inactive Markets

        In April 2009, the FASB issued new guidance impacting FASB ASC 820-10, "Fair Value Measurements and Disclosures" (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). The guidance provides additional information for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. The guidance provides factors to consider when determining whether there has been a significant decline in volume or level of activity. The guidance also affirms that the objective of a fair value measurement is the price that would be received to sell an asset in an orderly transaction under current market conditions, even if the market is inactive. The guidance was effective April 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Recognition and Presentation of Other-Than-Temporary Impairments

        In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, "Investments-Debt and Equity Securities" (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). The guidance amends the determination and recognition of other-than-temporary impairment criteria related to debt securities. The guidance establishes new criteria for determining whether impairment is other-than-temporary and what portion of any such impairment is recognized in earnings. A company is required to assert whether it intends or it is more likely than not that it will need to sell a security with an unrealized loss before full recovery of the amortized cost basis. If it is likely that a security will be sold prior to full recovery, the security must be written down to its current fair value and the entire loss recognized in earnings immediately. If it is likely that the security will not be sold prior to recovery, but the amortized cost basis will not be collected, the security must be written down to its current fair value. However, in that case, only the credit loss component shall be recognized in earnings immediately with the remaining non-credit related loss portion recorded in other comprehensive income. The guidance was effective April 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Subsequent Events

        In May 2009, the FASB issued FASB ASC 855-10, "Subsequent Events" (formerly SFAS No. 165, "Subsequent Events"), which requires an evaluation of events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The guidance also provides information about when such a subsequent event should be recognized in the financial statements and requires the disclosure of the date through which subsequent events were evaluated and whether that represents the date the financial statements were issued or available to be issued. The guidance was effective June 30, 2009. At adoption, there was no impact on the Company's financial position or results of operations. Disclosures required under this guidance are included in Note 18 to these condensed consolidated financial statements.

  Accounting for Transfers of Financial Assets

        In June 2009, the FASB issued new guidance amending SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140". (This guidance has not yet been integrated into the FASB ASC.) The guidance eliminates the concept of qualifying special purpose entities (QSPEs) and modifies financial asset derecognition criteria. The elimination of the exception for QSPEs will likely result in many sponsors that transferred financial assets to such vehicles to consolidate them. The derecognition modifications require that companies consider all arrangements such that the transferred financial asset is legally isolated from the transferor and any of its consolidated affiliates when determining whether derecognition is appropriate for a transferred financial asset. For a transfer of a portion of a financial asset to be derecognized, it must meet the definition of a participating interest. The guidance also requires that all beneficial interests retained in transferred financial assets be initially measured at fair value. Disclosures are amended to require description of a company's continuing involvement with transferred financial assets and details regarding financial or other support provided. The guidance is effective January 1, 2010. Management is currently evaluating the impact this guidance may have on the Company's financial position and results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

  Consolidation Criteria for Variable Interest Entities

        In June 2009, the FASB issued new guidance amending SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". (This guidance has not yet been integrated into the FASB ASC.) The guidance changes the method of analyzing which party shall consolidate a variable interest entity (VIE) by providing revised criteria for determining the primary beneficiary. A company would be required to determine the primary beneficiary of a VIE on a continual basis based on a qualitative assessment of which party, if any, has the power to direct activities and the right to receive benefits or the obligation to absorb losses. The guidance also states that if power is shared by multiple parties such that no one party has the power to direct the activities, then no party shall consolidate the VIE. Disclosures are also amended to require disclosure of continuing involvement with VIEs and judgments used in the consolidation analysis such as the method, significant judgments and assumptions used for determining the primary beneficiary. The guidance is effective January 1, 2010. Management is currently evaluating the impact this guidance may have on the Company's financial position and results of operations.

  Measuring Liabilities at Fair Value

        In August 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value." This guidance amends FASB ASC 820-10, "Fair Value Measurements and Disclosures" to clarify that, if available, an entity should measure the fair value of a liability using a quoted price in an active market. If such information is not available, an entity should use a valuation technique based on the quoted price when the liability or similar liabilities are traded as assets, if available, which should not be adjusted for any transfer restrictions. The guidance also emphasizes that an entity should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The guidance is effective October 1, 2009. Management does not believe that this guidance will have a material effect on the Company's financial position or results of operations.

  Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

        In October 2009, the FASB issued ASU 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This guidance amends FASB ASC 820-10, "Fair Value Measurements and Disclosures" to state that if an investment does not have a readily determinable fair value and has all the attributes of an investment company, a reporting entity is permitted, as a practical expedient, to estimate fair value using the investment's net asset per share (NAV). The NAV should be calculated as of the reporting entity's measurement date and, if not, the NAV must be adjusted for significant market events since its calculation. This guidance also precludes a reporting entity from using this practical expedient if it is probable that it will sell the investment at a price other than NAV. The guidance also requires enhanced disclosures about the nature and risk of such investments. The guidance is effective for reporting periods ending after December 15, 2009. Management is currently evaluating the impact this guidance will have on the Company's financial position and results of operations.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Privatization (Continued)

        After all of the fair value adjustments to the Company's assets and liabilities were assigned, the remainder of the purchase price was recorded as goodwill. The fair value adjustments were subject to revision for up to one year after the close of the privatization transaction in the event that better estimates are developed based on additional information. There were no revisions to the fair value adjustments during the one year period.

        The amortization (accretion) of the fair value adjustments by category for the three and nine months ended September 30, 2009, respectively, were $40 million and $120 million for intangibles, $2 million and $6 million for premises and equipment, ($21) million and ($75) million for loans, $4 million and $11 million for cash flow hedges, ($7) million and ($24) million for securities, and $1 million and $3 million for debt.

        During the three and nine months ended September 30, 2009, the Company recorded expenses for the privatization transaction of $7 million and $41 million, respectively, which primarily consisted of compensation expense for amortization of bridge award compensation.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	December 31, 2008				September 30, 2009
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$—	$—	$299,247	$12	$—	$299,259
Other U.S. government	761,000	17,988	—	778,988	6,063,641	18,218	3,883	6,077,976
Residential mortgage-backed securities—agency	5,371,181	87,803	12,038	5,446,946	10,918,439	223,749	3,966	11,138,222
Residential mortgage-backed securities—non-agency	639,679	—	124,592	515,087	492,025	93	60,192	431,926
State and municipal	52,749	2,185	87	54,847	47,640	2,409	9	50,040
Asset-backed and debt securities	1,837,287	48,921	597,310	1,288,898	113,017	1,290	8,117	106,190
Equity securities	109,919	126	355	109,690	106,882	415	336	106,961
Foreign securities	82	—	—	82	—	—	—	—

Total securities available for sale	$8,771,897	$157,023	$734,382	$8,194,538	$18,040,891	$246,186	$76,503	$18,210,574

Securities Held to Maturity

	September 30, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,741,408	$—	$548,166	$1,193,242	$101,055	$24,458	$1,269,839
Foreign securities	95	—	—	95	—	—	95

Total securities held to maturity	$1,741,503	$—	$548,166	$1,193,337	$101,055	$24,458	$1,269,934

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

        For the three and nine months ended September 30, 2009, interest income included $2.1 million and $3.4 million, respectively, from non-taxable securities.

Transfer of Securities from Available for Sale to Held to Maturity

        The Company's collateralized loan obligations (CLOs) consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, management reassessed the classification of its CLOs. On February 28, 2009, the Company reclassified its CLOs, which totaled $1.1 billion at fair value, from available for sale to held to maturity. The related unrealized pre-tax loss of $589 million included in accumulated OCI at the date of reclassification remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. Accordingly, no change was recorded in the amortized cost basis of the securities as a result of the transfer. The Company considers the held to maturity classification to be more appropriate because the Company has the ability and the intent to hold these securities to maturity.

        The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

Securities Available for Sale(1)

	September 30, 2009
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$3,815,062	$3,816,293
Due after one year through five years	2,829,981	2,850,132
Due after five years through ten years	1,736,478	1,787,888
Due after ten years	9,552,488	9,649,300
Equity securities(2)	106,882	106,961

Total securities available for sale	$18,040,891	$18,210,574

Securities Held to Maturity

	September 30, 2009
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$95	$95
Due after one year through five years	12,263	8,849
Due after five years through ten years	1,261,357	948,966
Due after ten years	467,788	312,024

Total securities held to maturity	$1,741,503	$1,269,934

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        For the three months ended September 30, 2008, proceeds from sales of securities available for sale were $1.1 million with both gross realized gains and gross realized losses of less than $0.1 million. For the three months ended September 30, 2009, proceeds from sales of securities available for sale were $3.1 billion with gross realized gains of $12.7 million and no gross realized losses. For the nine months ended September 30, 2008, proceeds from sales of securities available for sale were $11.4 million with both gross realized gains and gross realized losses of less than $0.1 million. For the nine months ended September 30, 2009, proceeds from sales of securities available for sale were $3.2 billion with gross realized gains of $13.3 million and no gross realized losses. The specific identification method is used to calculate realized gains and losses.

Analysis of Unrealized Losses on Securities

        At December 31, 2008 and September 30, 2009, the Company's securities, shown below, were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

Securities Available for Sale

	December 31, 2008
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Residential mortgage-backed securities—agency	$188,741	$2,035	25	$607,171	$10,004	84	$795,912	$12,039	109
Residential mortgage-backed securities—non-agency	331,124	52,532	10	183,964	72,059	9	$515,088	$124,591	19
State and municipal	3,242	74	5	1,669	13	7	4,911	87	12
Asset-backed and debt securities	38,221	9,261	3	1,088,480	588,049	218	1,126,701	597,310	221
Equity securities	5,085	355	3	—	—	—	5,085	355	3

Total securities available for sale	$566,413	$64,257	46	$1,881,284	$670,125	318	$2,447,697	$734,382	364

	September 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$3,363,942	$3,883	48	$—	$—	—	$3,363,942	$3,883	48
Residential mortgage-backed securities—agency	295,365	948	12	297,647	3,018	42	593,012	3,966	54
Residential mortgage-backed securities—non-agency	—	—	—	399,413	60,192	17	399,413	60,192	17
State and municipal	524	—	2	685	9	4	1,209	9	6
Asset-backed and debt securities	2,647	839	1	77,687	7,277	10	80,334	8,117	11
Equity securities	—	—	—	119	336	2	119	336	2

Total securities available for sale	$3,662,478	$5,670	63	$775,551	$70,832	75	$4,438,029	$76,503	138

Securities Held to Maturity

	September 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$82,208	$30,199	20	$1,187,631	$542,425	201	$1,269,839	$572,624	221

Total securities held to maturity	$82,208	$30,199	20	$1,187,631	$542,425	201	$1,269,839	$572,624	221

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        The Company's securities are primarily investments in debt securities. Debt securities available for sale and debt securities held to maturity are subject to quarterly impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of the security. Any impairment on securities the Company intends, or is more likely than not required, to sell is recognized in earnings as the entire difference between the amortized cost and its fair value. Any impairment on securities the Company does not intend or it is not more likely than not required to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security.

        The following describes the nature of the Company's investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

        At September 30, 2009, the Company did not have the intent to sell temporarily impaired securities until a recovery of the fair value, which may be maturity, and it is more likely than not that the Company will not have to sell the securities prior to recovery of fair value.

  Other U.S. Government Securities

        Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities are issued with a stated interest rate and mature in less than five years. The unrealized losses on other U.S. Government securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at September 30, 2009.

  Residential Mortgage-Backed Securities—Agency

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at September 30, 2009.

  Residential Mortgage-Backed Securities—Non-Agency

        Non-agency residential mortgage backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from higher interest rates subsequent to purchase and additional credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral provided by a third-party vendor using industry consensus

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, the Company concluded these securities were not other-than-temporarily impaired at September 30, 2009.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The unrealized losses on the state and municipal securities resulted from higher interest rates subsequent to purchase and not from credit quality. As a result, the securities were not other-than-temporarily impaired at September 30, 2009.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at September 30, 2009 consist of $74.9 million in privately placed debt securities issued by power and utilities companies and $5.4 million in commercial mortgage-backed securities. Expected cash flows of debt securities to power and utilities companies are assessed to determine if the amortized cost basis of the securities is recoverable. Based on this assessment, the Company concluded that these securities were not other-than-temporarily impaired as of September 30, 2009.

  Collateralized Loan Obligations

        CLOs are classified as held to maturity (see discussion above). Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. The fair value of the CLO portfolio was adversely impacted in 2008 and 2009 by the overall financial market crisis. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. An analysis was performed as of September 30, 2009 to determine whether any of the unrealized losses related to CLOs was believed to be other-than-temporary. Based on this analysis, the Company concluded that since no observable credit quality issues were present in the CLO portfolio at September 30, 2009, these securities were not other-than-temporarily impaired.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. Trading securities pledged as collateral, which totaled $60.8 million at September 30, 2009, have been separately identified in the condensed consolidated balance sheet. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At September 30, 2009, the Company had $3.9 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.4 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.3 billion) and to secure public and trust department deposits ($3.2 billion).

        At September 30, 2008, December 31, 2008, and September 30, 2009, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $400.0 million ($296.4 million of which has been repledged to secure public agency or bankruptcy deposits), none and $294.9 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

Note 5—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees (costs) of $(9) million, $14 million and $46 million, at September 30, 2008, December 31, 2008 and September 30, 2009, respectively, is as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009
Commercial, financial and industrial	$17,700,604	$18,469,023	$15,994,997
Construction	2,653,945	2,744,062	2,691,515
Mortgage:
Residential	15,691,872	15,880,835	16,576,052
Commercial	8,032,010	8,186,388	8,320,374

Total mortgage	23,723,882	24,067,223	24,896,426
Consumer:
Installment	2,166,912	2,201,602	2,303,897
Revolving lines of credit	1,361,784	1,435,494	1,599,112

Total consumer	3,528,696	3,637,096	3,903,009
Lease financing	642,642	645,765	658,708

Total loans held to maturity	48,249,769	49,563,169	48,144,655
Total loans held for sale	56,349	22,381	24,853

Total loans	48,306,118	49,585,550	48,169,508
Allowance for loan losses	580,474	737,767	1,260,307

Loans, net	$47,725,644	$48,847,783	$46,909,201

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2009	2008	2009
Allowance for loan losses, beginning of period	$526,401	$1,081,633	$402,726	$737,767
Loans charged off	64,548	143,280	111,093	414,330
Recoveries of loans previously charged off	1,993	6,607	5,404	9,700

Total net loans charged off	62,555	136,673	105,689	404,630
Provision for loan losses	117,000	314,000	284,000	923,000
Adjustments related to privatization	—	—	—	2,062
Foreign translation adjustment	(372)	1,347	(563)	2,108

Allowance for loan losses, end of period	580,474	1,260,307	580,474	1,260,307
Allowance for losses on off-balance sheet commitments	111,374	172,374	111,374	172,374

Allowances for credit losses, end of period	$691,848	$1,432,681	$691,848	$1,432,681

        The provision for loan losses increased by $197 million to $314 million for the third quarter of 2009 from $117 million for the third quarter of 2008, primarily due to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans and increases in loss factors related to several portfolio sectors, including the consumer and small business portfolios.

        Nonaccrual loans totaled $288.9 million and $1.3 billion at September 30, 2008 and 2009, respectively. There were $1.4 million and $17.8 million (none and $1.9 million of which were on accrual status at September 30, 2008 and 2009, respectively) of troubled debt restructured loans at September 30, 2008 and 2009, respectively. Effective January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, home equity and one-to-four family residential loans totaling $195.1 million ($9.0 million of which are restructured loans) have been placed on nonaccrual status as of September 30, 2009. Loans 90 days or more past due and still accruing totaled $49.2 million and $5.4 million at September 30, 2008 and 2009, respectively.

Note 6—Goodwill and Intangible Assets

        As part of the Company's privatization transaction, the Company recorded goodwill of $2,014 million and intangible assets of $752 million. See Note 3 to these condensed consolidated financial statements in this Form 10-Q for information on the Company's privatization transaction.

  Goodwill

        There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2008 and 2009. The carrying amount of goodwill at September 30, 2008 and 2009 was $355 million and $2.4 billion, respectively.

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

        During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from January 1st to April 1st. The change was made to more closely align the impairment testing date with the testing date used by BTMU, as the Company became a wholly owned subsidiary of BTMU in the fourth quarter of 2008.

        The change in goodwill impairment testing date was deemed a change in accounting principle. Management believes that the change in accounting principle will not delay, accelerate, or avoid a goodwill impairment charge. Management determined that the change in accounting principle is preferable under the circumstances and does not result in adjustments to the Company's financial statements when applied retrospectively.

        In order to transition to the new annual goodwill impairment test date and to ensure that no more than twelve months elapse before the next annual goodwill impairment test is performed, goodwill impairment testing as of April 1, 2009 was performed during the second quarter of 2009. No impairment was recognized.

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at September 30, 2008, December 31, 2008 and September 30, 2009.

	September 30, 2008			December 31, 2008			September 30, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,114	$(38,667)	$4,447	$619,398	$(79,585)	$539,813	$619,397	$(194,677)	$424,720
Trade name	—	—	—	108,733	(683)	108,050	108,733	(2,744)	105,989
Customer relationships	—	—	—	53,761	(1,323)	52,438	53,761	(4,479)	49,282
Other	—	—	—	9,555	—	9,555	9,555	(1,500)	8,055

Subtotal—intangibles with a definite useful life	$43,114	$(38,667)	$4,447	$791,447	$(81,591)	$709,856	$791,446	$(203,400)	$588,046

Other intangibles with an indefinite useful life	—	—	—	3,629	—	3,629	13,094	—	13,094

Total intangibles	$43,114	$(38,667)	$4,447	$795,076	$(81,591)	$713,485	$804,540	$(203,400)	$601,140

        Total amortization expense for the three months ended September 30, 2008 and 2009 was $0.7 million and $40.6 million, respectively. Total amortization expense for the nine months ended September 30, 2008 and 2009 was $2.0 million and $121.8 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense at September 30, 2009 is as follows.

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total identifiable intangible assets
Estimated amortization expense for the years ending:
Remaining 2009	$38,364	$686	$1,052	$375	$40,477
2010	114,029	2,747	4,246	1,497	122,519
2011	88,016	2,747	3,968	1,490	96,221
2012	69,259	2,747	3,679	1,490	77,175
2013	44,743	2,747	3,436	1,490	52,416
Thereafter	70,309	94,315	32,901	1,713	199,238

Total estimated amortization expense	$424,720	$105,989	$49,282	$8,055	$588,046

        In the second quarter of 2009, the Company acquired an asset management business and recorded $9.1 million of identifiable intangible assets. These identifiable intangible assets have been determined to have indefinite lives and therefore will not be amortized.

Note 7—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2009.

	Pension Benefits		Other Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in thousands)	2008	2009	2008	2009	2008	2009
Components of net periodic benefit cost
Service cost	$12,784	$13,094	$2,018	$1,614	$235	$256
Interest cost	19,411	20,767	2,821	2,353	896	941
Expected return on plan assets	(33,411)	(35,153)	(3,369)	(2,501)	—	—
Amortization of prior service cost	—	—	(22)	(16)	51	—
Amortization of transition amount	—	—	509	328	—	—
Recognized net actuarial loss	2,483	3,045	816	936	424	305

Total net periodic benefit cost	$1,267	$1,753	$2,773	$2,714	$1,606	$1,502

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2009	2008	2009	2008	2009
Components of net periodic benefit cost
Service cost	$38,351	$39,282	$6,055	$6,278	$705	$767
Interest cost	58,234	62,300	8,463	8,462	2,757	2,823
Expected return on plan assets	(100,232)	(105,458)	(10,108)	(7,500)	—	—
Amortization of prior service cost	—	—	(70)	(47)	151	—
Amortization of transition amount	—	—	1,527	983	—	—
Recognized net actuarial loss	7,449	9,136	2,497	5,241	1,271	1,476

Total net periodic benefit cost	$3,802	$5,260	$8,364	$13,417	$4,884	$5,066

Note 8—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows.

Other Noninterest Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Standby letters of credit fees	$6,458	$7,916	$17,822	$22,929
Private capital and other investment income	12,426	2,967	25,192	4,323
Gain on the VISA IPO redemption	—	—	14,211	—
Other	19,235	8,674	49,284	34,032

Total other noninterest income	$38,119	$19,557	$106,509	$61,284

Other Noninterest Expense

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Advertising and public relations	$12,624	$14,562	$33,579	$36,532
Low income housing credit investment amortization	11,616	13,064	29,248	34,256
Communications	9,204	9,494	27,690	27,404
Data processing	8,945	7,975	23,805	24,592
Printing and office supplies	4,124	7,287	13,557	16,243
Travel	6,014	4,552	17,789	15,453
Other	23,396	13,663	43,828	37,966

Total other noninterest expense	$75,923	$70,597	$189,496	$192,446

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Income Taxes

        The following table is an analysis of the effective tax rate on income (loss) from continuing operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Federal income tax rate	35%	(35)%	35%	(35)%
Net tax effects of:
State income taxes, net of federal income tax benefit	5	(5)	3	(1)
Tax credits	(9)	(24)	(8)	(19)
Tax-exempt interest income	(1)	(3)	(1)	(2)
Adjustment to 2008 taxes	—	(7)	—	(2)
Other, net	—	(3)	2	(1)

Effective tax rate	30%	(77)%	31%	(60)%

        A negative federal income tax rate in the above table indicates an expected income tax benefit on the loss from continuing operations before taxes.

        The change in the effective tax rate from the third quarter of 2008 was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes. A tax benefit of $4.6 million was recognized in the third quarter of 2009 with respect to certain privatization costs incurred in 2008, after a study was conducted to determine the tax-deductible portion of those costs. The deductions were taken in our 2008 tax return.

        The quarterly effective tax rate for the first and second quarters of 2009 was computed on an individual quarterly basis, while the rate for the third quarter and for the nine months ended September 30, 2009, was based on an estimated average effective tax rate for the year.

        In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments outstanding after May 31, 2009. During the second quarter of 2009, the Company filed amended tax returns and made payments of $187.0 million of tax and $43.7 million of interest with respect to tax positions taken in prior year worldwide unitary tax returns, which primarily involved the method of apportionment of worldwide income to California. The payments were made in order to protect the Company from potential penalties that may be asserted by the tax authorities. The Company has filed refund claims and intends to defend its positions. The payments did not affect the recognition or measurement of unrecognized state tax benefits and they had no impact on income tax expense.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 1.90%, 0.53% and 0.12% at September 30, 2008, December 31, 2008 and September 30, 2009, respectively(1)	$1,760,442	$172,758	$229,268
Commercial paper, with weighted average interest rates of 2.26%, 1.48%, and 0.29% at September 30, 2008, December 31, 2008 and September 30, 2009, respectively	1,659,935	1,164,327	423,499
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 2.63% and 2.22% at September 30, 2008 and December 31, 2008, respectively	2,600,000	1,850,000	—
Term federal funds purchased, with weighted average interest rates of 2.63%, 2.60% and 0.19% at September 30, 2008, December 31, 2008 and September 30, 2009, respectively	807,730	1,230,060	50,000
Federal Reserve Bank Term Borrowings, with weighted average interest rate of 3.14% and 0.79% at September 30, 2008 and December 31, 2008, respectively	3,000,000	5,000,000	—
Borrowings from Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), with weighted average interest rate of 5.59% at September 30, 2008	200,000	—	—
All other borrowed, with weighted average interest rates of 2.49%, 5.42% and 1.45% at September 30, 2008, December 31, 2008 and September 30, 2009, respectively	111,205	116,537	114,861

Total borrowed funds	$10,139,312	$9,533,682	$817,628

(1)
Weighted average interest rates provided relate to external funding and do not reflect expense (earning) allocated on net funding to (from) discontinued operations. For further information, see Note 15 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt and long-term subordinated debt:

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009
Medium-Term senior debt:
Floating rate notes due March 2009. These notes bear interest at 0.02% above 3-month London Interbank Offered Rate (LIBOR)	$750,000	$750,000	$—
Federal Home Loan Bank Advances: Floating, which is at a spread above 3-month LIBOR, or fixed rate, at a weighted average rate of 3.13% at September 30, 2008, 3.21% at December 31, 2008 and 2.19% at September 30, 2009	1,901,000	2,276,000	2,901,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% at September 30, 2009	—	—	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.50% at September 30, 2009	—	—	500,000
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	415,004	451,930	437,859
Fixed rate 5.95% notes due May 2016	761,160	810,558	782,694

Total medium- and long-term debt	$3,827,164	$4,288,488	$5,121,553

        In March 2009, the Company's $750 million of floating rate notes matured at par plus accrued interest and were repaid.

        As of September 30, 2008, December 31, 2008 and September 30, 2009, the Company had pledged loans and securities of $37.6 billion, $40.2 billion, and $38.6 billion, respectively, as collateral for short-and medium-term advances from the Federal Reserve Bank and Federal Home Loan Bank.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted FASB ASC 820-10, "Fair Value Measurements and Disclosures" (formerly SFAS No. 157, "Fair Value Measurements") for most fair value measurements required for financial assets and liabilities. The Company deferred application of this guidance for one year and adopted the guidance effective January 1, 2009 for nonrecurring measurements of fair value for non-financial assets and liabilities, such as goodwill, intangible assets and other real estate owned. At adoption, there was no effect on the Company's financial position or results of operations.

  Fair Value Hierarchy

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy. This hierarchy is based on the quality and reliability of the information used to determine fair value.

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

        In assigning the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured at fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. The level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Therefore, an item may be classified in Level 3 even though there may be many significant inputs that are readily observable.

  Valuation Methodologies

        The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as interest rates, yield curves, foreign exchange rates, volatilities and credit curves. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's creditworthiness in determining the fair value of its trading liabilities. A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows.

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

Nonrecurring Fair Value Measurements:

  Loans Held for Sale:    Residential mortgage and commercial loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from GSEs. These loans are classified as Level 2. The fair value of commercial loans held for sale may be based on secondary market offerings for loans with similar characteristics or a valuation methodology utilizing the appraised value to outstanding loan balance ratio. These loan values are classified as Level 3.

  Individually Impaired Loans:    Individually impaired loans are evaluated and valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. Because the discount factor applied is based on the loan's original effective yield rather than a current market rate, that present value does not represent fair value. However, as a practical expedient, an impaired loan may be measured based on a loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent), which does represent fair value. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and management's knowledge of the client and the client's business. The loan's market price is determined using market pricing for similar assets, adjusted for management judgment. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Impaired loans that are adjusted to fair value based on underlying collateral or the loan's market price are classified as Level 3.

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

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, December 31, 2008 and September 30, 2009, by major category and by valuation hierarchy level.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	September 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$77,751	$679,181	$—	$(27,515)	$729,417
Securities available for sale	866,544	6,154,518	1,274,292	—	8,295,354
Other assets(2)	—	128,876	—	(23,360)	105,516

Total assets	$944,295	$6,962,575	$1,274,292	$(50,875)	$9,130,287

Liabilities
Trading account liabilities	$5,343	$552,422	$—	$(50,875)	$506,890

Total liabilities	$5,343	$552,422	$—	$(50,875)	$506,890

	December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$72,860	$1,203,697	$—	$(59,778)	$1,216,779
Securities available for sale	888,675	6,102,771	1,203,092	—	8,194,538
Other assets(2)	—	317,569	—	(93,599)	223,970

Total assets	$961,535	$7,624,037	$1,203,092	$(153,377)	$9,635,287

Liabilities
Trading account liabilities	$56,470	$1,131,570	$—	$(153,377)	$1,034,663

Total liabilities	$56,470	$1,131,570	$—	$(153,377)	$1,034,663

	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$53,592	$—	$—	$—	$53,592
Other U.S. government	50,847	—	—	—	50,847
State and municpal	—	46,617	—	—	46,617
Commercial paper	—	56,519	—	—	56,519
Derivatives	471	779,330	—	(46,826)	732,975

Total trading account assets	104,910	882,466	—	(46,826)	940,550
Securities available for sale:
U.S. Treasury	299,259	—	—	—	299,259
Other U.S. government	6,077,976	—	—	—	6,077,976
Residential mortgage-backed securities—agency	—	11,138,222	—	—	11,138,222
Residential mortgage-backed securities—non-agency	—	431,926	—	—	431,926
State and municpal	—	44,813	5,227	—	50,040
Asset-backed and debt securities	—	106,190		—	106,190
Equity securities	105,542	—	1,419	—	106,961

Total securities available for sale	6,482,777	11,721,151	6,646	—	18,210,574
Other assets(2)	—	118,666	—	(55,267)	63,399

Total assets	$6,587,687	$12,722,283	$6,646	$(102,093)	$19,214,523

Liabilities
Trading account liabilities:
Derivatives	$6,560	$767,183	$—	$(102,093)	$671,650
Securities sold, not yet purchased	43,425	—	—	—	43,425

Total trading account liabilities	49,985	767,183	—	(102,093)	715,075

Total liabilities	$49,985	$767,183	$—	$(102,093)	$715,075

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2008 and 2009. Level 3 available for sale securities at September 30, 2009 primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

	For the Three Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2009
Balance, beginning of period	$1,514,836	$6,308
Total gains/(losses) (realized/unrealized):
Included in income before taxes	61	44
Included in other comprehensive income	(241,154)	(10)
Purchases, sales, issuances and settlements	549	304
Transfers in (out) Level 3	—	—

Balance, end of period	$1,274,292	$6,646

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$29	$—

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2009
Balance, beginning of period	$1,765,497	$1,203,092
Total gains/(losses) (realized/unrealized):
Included in income before taxes	183	64
Included in other comprehensive income	(492,323)	(54,721)
Purchases, sales, issuances and settlements	935	2,025
Transfers in (out) Level 3(1)	—	(1,143,814)

Balance, end of period	$1,274,292	$6,646

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$87	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not measured at fair value on a recurring basis and therefore are not subject to this fair value disclosure requirement.

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008 and 2009 that were still held on the condensed consolidated balance sheet as of

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

the respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended September 30, 2008	Loss for the Nine Months Ended September 30, 2008
Loans	$41,133	$—	$—	$41,133	$(3,304)	$(9,141)
Other Assets	1,000		—	1,000	(1,000)	(1,000)

Total	$42,133	$—	$—	$42,133	$(4,304)	$(10,141)

	September 30, 2009
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended September 30, 2009	Loss for the Nine Months Ended September 30, 2009
Securities:
Held to maturity Investments	$1,670	$—	$—	$1,670	$—	$(767)
Loans:
Loans Held for Sale	13,320	—	4,635	8,685	(5,487)	(5,572)
Impaired Loans	590,593	—	—	590,593	(74,009)	(189,644)
Other Assets:
OREO	13,082	—	—	13,082	(1,529)	(4,413)
CRA Investments	7,595	—	—	7,595	(1,879)	(7,372)
Private Equity Investments	26,769	—	—	26,769	(520)	(5,347)

Total	$653,029	$—	$4,635	$648,394	$(83,424)	$(213,115)

        Securities held to maturity consists of one investment that was written down to fair value during the period due to other than temporary impairment (OTTI). Fair value was determined using a pricing model and broker quotes. The model uses internally developed assumptions and available market data obtained from market participants and credit rating agencies.

        Loans include residential mortgage and commercial loans held for sale measured at the lower of cost or fair value and individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of fixed-rate residential mortgage loans was determined using whole loan forward prices obtained from GSEs. The fair value of commercial loans was determined using market pricing for similar assets, adjusted for management judgment. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value of Financial Instruments Disclosures

        In addition to financial instruments recorded at fair value in the Company's financial statements, the disclosure of the estimated fair value of financial instruments that are not carried at fair value is also required. Excluded from this disclosure requirement are lease financing arrangements, investments accounted for under the equity method, employee pension and other postretirement obligations and all nonfinancial assets and liabilities, including goodwill and other intangible assets such as long-term customer relationships. The fair values presented are estimates for certain individual financial instruments and do not represent an estimate of the fair value of the Company as a whole.

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

        Private equity investments including direct investments in privately held companies and indirect investments in private equity funds are carried at amounts that approximate fair value. Due to the unavailability of quoted market prices, the investments are initially valued based on cost and subsequently valued utilizing available market data to determine if the carrying value of these investments should be adjusted. Valuations are based on the investee's recent financial performance and future potential, the value of underlying investee's assets, the risks associated with the particular business, current market conditions, and other relevant factors.

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

        Securities held to maturity:    The fair value of CLOs classified as held to maturity was estimated using a pricing model and broker quotes. The model is based on internally developed assumptions using available market data obtained from market participants and credit rating agencies.

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

        Other borrowed funds:    The fair values of Federal Reserve Bank term borrowings, Federal Home Loan Bank borrowings and term federal funds purchased were estimated using a discounted cash flow calculation that applies current market rates for applicable maturities. The carrying values of other short-term borrowed funds were assumed to approximate their fair value due to their limited duration.

        Medium- and long-term debt:    The fair value of medium- and long-term debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes.

        Trust notes:    The fair value of trust notes was estimated using market quotes of similar securities.

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2008 and September 30, 2009.

	December 31, 2008		September 30, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$—	$—	$1,193,337	$1,269,934
Loans, net of allowance for loan losses	48,205,818	47,507,685	46,255,093	46,327,744
Liabilities
Interest bearing deposits	32,482,896	32,528,349	46,218,993	46,247,951
Other borrowed funds	8,196,597	8,203,032	164,861	164,867
Medium- and long-term debt	4,288,488	4,067,878	5,121,553	5,048,379
Junior subordinated debt payable to subsidiary grantor trust	13,980	11,700	13,640	13,045
Off-Balance Sheet Instruments
Commitments to extend credit	92,644	92,644	123,356	123,356
Standby and commercial letters of credit	6,465	6,465	5,461	5,461

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

        Derivatives are used to manage exposure to interest rate and foreign currency risk, generate profits from proprietary trading and assist customers with their risk management objectives. The Company designates derivative instruments as those used for US GAAP hedge accounting purposes, and those for trading or economic hedge purposes. All derivative instruments are recognized as assets or liabilities on the condensed consolidated balance sheet at fair value.

        The table below presents the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments under US GAAP and all other derivative instruments as of September 30, 2009.

	September 30, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$7,050,000	Other assets	$118,666	Other liabilities	$—

Total derivatives designated as hedging instruments under US GAAP:	$7,050,000		$118,666		$—

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$2,981,215	Trading account assets	$27,625	Trading account liabilities	$43,707
Energy contracts	3,544,518	Trading account assets	193,972	Trading account liabilities	199,677
Interest rate contracts	24,941,719	Trading account assets	547,988	Trading account liabilities	520,143
Equity contracts	193,158	Trading account assets	10,216	Trading account liabilities	10,216
Other contracts	5,636	Other assets	352	Other liabilities	(885)

Total derivatives not designated as hedging instruments under US GAAP	$31,666,246		$780,153		$772,858

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting agreements.
(2)
The fair value includes unamortized premium of $4.4 million related to terminated contracts.

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At September 30, 2009, the aggregate fair value and net interest payable (receivable) of all derivative

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

instruments with credit-risk mitigated contingent features that are in a liability position was $94.4 million. The Company has pledged securities of $52.9 million for collateral in the normal course of business. If all of the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2009, the Company would have been required to provide additional collateral of $41.5 million to settle these contracts.

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At September 30, 2009, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 2.3 years.

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

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. Based upon amounts included in accumulated other comprehensive income at September 30, 2009, the Company expects to realize approximately $65.3 million in net interest income during the twelve months ending September 30, 2010. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following tables present the amount and location of the net gains and losses recorded in the Company's condensed consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2009
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)		Location	Amount	Location	Amount
Derivatives in Cash Flow Hedging Relationships
		Interest Income	$34,110
Interest rate contracts	$6,715	Interest Expense	—	Noninterest Expense	$2

Total	$6,715		$34,110		$2

	For the Nine Months Ended September 30, 2009
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)		Location	Amount	Location	Amount
Derivatives in Cash Flow Hedging Relationships
		Interest Income	$99,446
Interest rate contracts	$42,372	Interest Expense	15	Noninterest Expense	$77

Total	$42,372		$99,461		$77

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

  Trading Derivatives and Economic Hedges

        Derivative instruments classified as trading include both derivatives entered into for the Company's own account and as an accommodation for customers. Derivatives held for trading purposes are included in trading assets or trading liabilities with changes in fair value reflected in trading income or losses. The majority of the Company's derivative transactions for customers were essentially offset by contracts with third parties that reduce or eliminate market risk exposures. Derivatives used for economic hedges but not designated in a hedging relationship for accounting purposes, are included in derivative assets or derivative liabilities and

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

include CDs tied to the changes in the Standard and Poor's 500 Index (S&P 500) and in the Dow-Jones UBS Commodity Index.

        The Company engages in an economic hedging strategy in which interest bearing CDs issued to customers, which are tied to the changes in the S&P 500, are exchanged for a fixed rate of interest. The Company accounts for the derivative embedded in the CD separately at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is recorded at fair value. The changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense. Beginning in late 2008, the Company began offering market-linked certificates of deposit. The terms of the market-linked CD allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to specified market indices. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter call option. Both the embedded derivative and call option are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The following table presents the amount and location of the net gains and losses reported in the condensed consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the three and nine months ended September 30, 2009.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
(Dollars in thousands)	Location	Amount	Amount
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$(3,972)	$4,561
Foreign exchange contracts	Trading account activities	9,171	26,618
Energy contracts	Trading account activities	(824)	(371)
Equity contracts	Trading account activities	659	1,767
Other contracts	Interest expense	(24)	(106)

Total		$5,010	$32,469

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$80,007	$(30,603)	$49,404
Less: reclassification adjustment for net gains on hedges included in net income	(61,517)	23,530	(37,987)

Net change in unrealized gains on hedges	18,490	(7,073)	11,417

Securities:
Unrealized holding losses arising during the period on securities available for sale	(561,678)	214,842	(346,836)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(48)	18	(30)

Net change in unrealized losses on securities	(561,726)	214,860	(346,866)

Foreign currency translation adjustment	(1,012)	387	(625)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(70)	27	(43)
Amortization of transition amount	1,527	(584)	943
Recognized net actuarial loss	9,946	(3,804)	6,142

Net change in pension and other benefits	11,403	(4,361)	7,042

Net change in accumulated other comprehensive loss	$(532,845)	$203,813	$(329,032)

For the Nine Months Ended September 30, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$42,372	$(16,648)	$25,724
Less: accretion of fair value adjustment	10,829	(4,088)	6,741
Less: Reclassification adjustment for net gains on hedges included in net income	(110,290)	43,333	(66,957)

Net change in unrealized gains on hedges	(57,089)	22,597	(34,492)

Securities:
Unrealized holding gains arising during the period on securities available for sale	182,191	(71,583)	110,608
Reclassification adjustment for net gains on securities available for sale included in net income	(13,303)	5,227	(8,076)
Less: accretion of fair value adjustment on securities available for sale	(10,567)	4,152	(6,415)
Less: accretion of fair value adjustment on held-to-maturity securities	(13,021)	5,116	(7,905)
Less: accretion of net unrealized losses on held-to-maturity securities	53,609	(21,063)	32,546

Net change in unrealized losses on securities	198,909	(78,151)	120,758

Foreign currency translation adjustment	1,787	(702)	1,085

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(47)	18	(29)
Amortization of transition amount	983	(386)	597
Recognized net actuarial loss	15,853	(6,229)	9,624

Net change in pension and other benefits	16,789	(6,597)	10,192

Net change in accumulated other comprehensive loss	$160,396	$(62,853)	$97,543

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the period	11,417	(346,866)	(625)	7,042	(329,032)

Balance, September 30, 2008	$34,980	$(476,029)	$115	$(171,221)	$(612,155)

Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the period	(34,492)	120,758	1,085	10,192	97,543

Balance, September 30, 2009	$38,816	$(231,952)	$(28)	$(521,144)	$(714,308)

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Discontinued Operations (Continued)

  Retirement Recordkeeping Business Discontinued Operations

        At September 30 and December 31, 2008, the assets and liabilities identified as the RRB discontinued operations consisted of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2008
Assets
Other assets	$5,157	$—

Assets of discontinued operations to be disposed or sold	$5,157	$—

Liabilities
Interest bearing deposits	$11,060	$1,929
Other liabilities	9,269	5,217

Liabilities of discontinued operations to be extinguished or assumed	$20,329	$7,146

        The components of income from the RRB discontinued operations for the three and nine months ended September 30, 2008 are presented in the table below. There was no impact in the same periods in 2009.

(Dollars in thousands)	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Net interest income	$226	$1,540
Noninterest income	891	18,419
Noninterest expense	9,037	31,217

Loss from discontinued operations before income taxes	(7,920)	(11,258)
Income tax benefit	(2,809)	(3,973)

Loss from discontinued operations	$(5,111)	$(7,285)

        The RRB's net interest income for the three and nine months ended September 30, 2008 included the allocation of interest income (based on its average net liabilities) of $0.3 million and $1.8 million, respectively. Noninterest income for the three and nine months ended September 30, 2008 included trust fees of $0.9 million and $7.3 million, respectively. Noninterest income for the nine months ended September 30, 2008 also included $11.8 million of servicing revenues from Prudential. For the three and nine months ended September 30, 2008, noninterest expense included salaries and benefits expense of $4.7 million and $16.0 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Discontinued Operations (Continued)

  Insurance Brokerage Business Discontinued Operations

        At September 30 and December 31, 2008, the assets and liabilities identified as the IBB discontinued operations consisted of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2008
Assets
Other assets	$—	$4

Assets of discontinued operations to be disposed or sold	$—	$4

Liabilities
Other liabilities	$1,817	$814

Liabilities of discontinued operations to be extinguished or assumed	$1,817	$814

        The components of income from the IBB discontinued operations for the three and nine months ended September 30, 2008 are presented in the table below. There was no impact in the same periods in 2009.

(Dollars in thousands)	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Net interest expense	$—	$(993)
Noninterest income	249	35,840
Noninterest expense	504	46,281

Loss from discontinued operations before income taxes	(255)	(11,434)
Income tax benefit	(90)	(6,682)

Loss from discontinued operations	$(165)	$(4,752)

        The IBB's net interest expense for the three and nine months ended September 30, 2008 was mainly comprised of the allocation of interest expense (based on its average net assets). Noninterest income for the nine months ended September 30, 2008 included insurance commissions of $25.7 million. Noninterest income for the nine months ended September 30, 2008 also included a $9.8 million pre-tax gain from the sale of the IBB and $0.2 million in subsequent gain adjustments for the three and nine months ended September 30, 2008. Noninterest expense for the three and nine months ended September 30, 2008 included salaries and benefits expense of $0.5 million and $21.2 million, respectively. For the nine months ended September 30, 2008, noninterest expense also included an $18.7 million goodwill impairment charge. This charge was recorded in the first quarter of 2008, when the Company determined that the value of the net assets was greater than the fair value of the IBB, which was based on indicative prices for insurance agencies.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	September 30, 2009
Commitments to extend credit	$22,139,784
Standby letters of credit	5,034,533
Commercial letters of credit	53,020
Risk participations in bankers' acceptances	68
Commitments to fund principal investments	95,516
Commitments to fund low-income housing credit (LIHC) investments	145,979

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2009, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $5.5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the condensed consolidated balance sheet.

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

        The Company is a fund manager for LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of September 30, 2009, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $196.1 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $7.0 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        The Company has guarantees that obligate it to perform if its affiliates are unable to discharge their obligations. These obligations include guarantees of commercial paper obligations and leveraged lease transactions. The guarantee issued by the Bank for an affiliate's commercial paper program facilitates the sale of the commercial paper. As of September 30, 2009, the Bank had a maximum exposure to loss under the commercial paper program guarantee of $262.4 million. The Bank's guarantee has an average term of less than nine months and is fully collateralized by a pledged deposit placed with the Bank. The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of September 30, 2009, the Company did not have any exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $2.0 billion at September 30, 2009. The market value of the associated collateral was $2.1 billion at September 30, 2009. As of September 30, 2009, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2009, the maximum exposure to loss under these contracts totaled $57.2 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at September 30, 2009, the Company had a maximum exposure to loss under these contracts with a low, moderate, and high

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

risk of payment exposure of $12.9 million, $34.6 million, and $9.7 million, respectively. At September 30, 2009, the Company maintained a reserve of $1.7 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. The Company had a liability of $4.3 million and $3.4 million at December 31, 2008 and September 30, 2009, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The decrease in this liability from December 31, 2008 to September 30, 2009 was primarily due to a $700 million contribution Visa made on behalf of members to the litigation escrow account in the second quarter of 2009, offset by the Company's revised assessment of the likely settlement amount for one of the cases. The $3.4 million liability represents the Company's estimate of the fair value of its proportionate share of the sum of Visa's remaining amount owed to American Express under the previously executed settlement agreement plus the Company's estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa. At September 30, 2009, the risk that the Company would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Note 17—Business Segments

        The various operating segments reporting under the Chief Operating Officer and the Group Head of Pacific Rim Corporate Group are aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking."

        As part of the Company's privatization transaction in 2008, goodwill of $980 million and $1,034 million was recorded in the reportable business segments Retail Banking and Wholesale Banking, respectively. See Note 3 to these condensed consolidated financial statements in this Form 10-Q for further detail on the Company's privatization transaction.

  •
  Retail Banking aggregates those operating segments that offer a range of banking services, primarily to individuals, professional service firms and small businesses, delivered generally through a network of branches, private banking offices and ATMs located in the western United States. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management, as well as trust, private banking, investment and asset management services for individuals and institutions, and risk management for small businesses and individuals. At September 30, 2008 and 2009, Retail Banking had $217.4 million and $1.2 billion, respectively, of goodwill.

  •
  Wholesale Banking aggregates those operating segments that provide credit, depository and cash management services, investment and risk management products to businesses, individuals and target

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

    specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products. At September 30, 2008 and 2009, Wholesale Banking had $137.9 million and $1.2 billion, respectively, of goodwill.

        The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by reportable business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies. Included in the tables, within total assets, are the amounts of goodwill for both reportable business segments as of September 30, 2008 and 2009.

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

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation, the elimination of the fully taxable-equivalent basis amount, the transfer pricing center, the amount of the provision for credit losses over/(under) the RAROC expected loss for the period, the earnings associated with the allowances for credit losses, and the residual costs of support groups. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the results of discontinued operations. The discontinued operations consist of two separate businesses: retirement recordkeeping services and insurance brokerage services. For further detail on discontinued operations, see Note 15 to these condensed consolidated financial statements. Except as discussed above, none of the items in "Other" is significant to the Company's business.

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

	Retail Banking		Wholesale Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$214,614	$280,461	$243,504	$379,369
Noninterest income (expense)	122,546	110,565	92,484	86,224

Total revenue	337,160	391,026	335,988	465,593
Noninterest expense (income)	251,519	290,182	158,016	207,842
Credit expense (income)	7,056	7,361	49,094	92,027

Income (loss) from continuing operations before income taxes	78,585	93,483	128,878	165,724
Income tax expense (benefit)	30,059	36,552	30,508	43,314

Income (loss) from continuing operations	48,526	56,931	98,370	122,410
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$48,526	$56,931	$98,370	$122,410

Total assets, end of period—Market View (dollars in millions):	$21,577	$24,211	$32,783	$33,215

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2008	2009	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$63,388	$(86,874)	$(1,760)	$(11,920)	$519,746	$561,036
Noninterest income (expense)	2,973	9,275	(19,282)	(22,135)	198,721	183,929

Total revenue	66,361	(77,599)	(21,042)	(34,055)	718,467	744,965
Noninterest expense (income)	45,833	21,647	(11,556)	(13,856)	443,812	505,815
Credit expense (income)	60,870	214,641	(20)	(29)	117,000	314,000

Income (loss) from continuing operations before income taxes	(40,342)	(313,887)	(9,466)	(20,170)	157,655	(74,850)
Income tax expense (benefit)	(9,397)	(129,800)	(3,621)	(7,887)	47,549	(57,821)

Income (loss) from continuing operations	(30,945)	(184,087)	(5,845)	(12,283)	110,106	(17,029)
Loss from discontinued operations, net of income taxes	(5,276)	—	—	—	(5,276)	—

Net income (loss)	$(36,221)	$(184,087)	$(5,845)	$(12,283)	$104,830	$(17,029)

Total assets, end of period—Market View (dollars in millions):	$8,258	$20,777	$(18)	$(50)	$62,600	$78,153

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

	Retail Banking		Wholesale Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$612,996	$760,379	$689,330	$1,014,642
Noninterest income (expense)	369,293	325,956	258,254	271,435

Total revenue	982,289	1,086,335	947,584	1,286,077
Noninterest expense (income)	725,082	828,190	457,275	566,180
Credit expense (income)	20,337	22,505	135,634	247,057

Income (loss) from continuing operations before income taxes	236,870	235,640	354,675	472,840
Income tax expense (benefit)	90,603	92,135	83,850	120,609

Income (loss) from continuing operations	146,267	143,505	270,825	352,231
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income (loss)	$146,267	$143,505	$270,825	$352,231

Total assets, end of period—Market View (dollars in millions):	$21,577	$24,211	$32,783	$33,215

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2008	2009	2008	2009	2008	2009
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$193,854	$(82,188)	$(5,298)	$(21,448)	$1,490,882	$1,671,385
Noninterest income (expense)	23,516	3,535	(57,320)	(59,068)	593,743	541,858

Total revenue	217,370	(78,653)	(62,618)	(80,516)	2,084,625	2,213,243
Noninterest expense (income)	118,222	201,972	(34,249)	(37,086)	1,266,330	1,559,256
Credit expense (income)	128,082	653,514	(53)	(76)	284,000	923,000

Income (loss) from continuing operations before income taxes	(28,934)	(934,139)	(28,316)	(43,354)	534,295	(269,013)
Income tax expense (benefit)	3,871	(357,962)	(10,831)	(16,951)	167,493	(162,169)

Income (loss) from continuing operations	(32,805)	(576,177)	(17,485)	(26,403)	366,802	(106,844)
Loss from discontinued operations, net of income taxes	(12,037)	—	—	—	(12,037)	—

Net income (loss)	$(44,842)	$(576,177)	$(17,485)	$(26,403)	$354,765	$(106,844)

Total assets, end of period—Market View (dollars in millions):	$8,258	$20,777	$(18)	$(50)	$62,600	$78,153

Note 18—Subsequent Events

        The Company has evaluated the potential disclosure of subsequent events through November 12, 2009, the filing date of this Form 10-Q, and has determined that there are no subsequent events required to be disclosed.

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

        You should read the following discussion and analysis of our consolidated financial condition and results of operations for the period ended September 30, 2009 in this Form 10-Q together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). Averages, as presented in the following tables, are substantially all based upon daily average balances.

        In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance establishing the FASB Accounting Standards Codification™ (FASB ASC) as the single source of authoritative US GAAP. The FASB ASC does not significantly change current US GAAP and merely restructures the information in a topical format. The FASB ASC was effective July 1, 2009 and the technical references to US GAAP included in the condensed consolidated financial statements in this Form 10-Q are provided under the new FASB ASC structure with the prior terminology included parenthetically. At adoption, there was no impact on the Company's financial position or results of operations.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their condensed consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We had consolidated assets of approximately $78.2 billion at September 30, 2009.

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

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2009 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Weakness in the U.S. and global economies and deteriorating credit quality continued to challenge the banking industry in the third quarter of 2009. Despite the continued uncertain economic environment, we continued to generate deposit growth, as well as grow net interest income. In the third quarter of 2009, our average total loans grew 3 percent from the third quarter of 2008 to $48.8 billion. This growth was spread across residential real estate, construction, consumer and commercial real estate, due to increased loan demand and reduced competition. However, overall loan levels declined 1.6 percent during the current quarter as compared to the second quarter 2009 due to continued recessionary market conditions, combined with reduced borrower demand.

        During the third quarter of 2009, we provided $320 million for our allowances for credit losses compared to $125 million in the third quarter of 2008. The increase was primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in loss factors related to several portfolio sectors, including our consumer and small business portfolios. We anticipate that the economic environment will remain weak and will result in further deterioration in our loan portfolio. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $437 million and $1.4 billion at December 31, 2008 and September 30, 2009, respectively. The increase in nonperforming assets was primarily due to increases in the commercial, financial and industrial portfolio of $120 million, construction portfolio of $289 million, commercial real estate portfolio of $299 million and residential mortgage portfolio of $165 million. (See discussion below in "Nonperforming Assets" regarding our accounting policy change related to nonaccrual status of residential mortgage loans.) Net charge offs were $137 million in the third quarter of 2009, compared to $63 million in the third quarter of 2008.

        At December 31, 2008 and September 30, 2009, our allowances for credit losses as a percent of total loans were 1.74 percent and 2.97 percent, respectively. At December 31, 2008 and September 30, 2009, our allowances for credit losses as a percent of nonaccrual loans were 208 percent and 108 percent, respectively. At December 31, 2008 and September 30, 2009, our allowance for loan losses as a percent of total loans was 1.49 percent and 2.62 percent, respectively. At December 31, 2008 and September 30, 2009, our allowance for loan losses as a percent of nonaccrual loans was 178 percent and 95 percent, respectively.

        In the third quarter of 2009, our average noninterest bearing deposits increased 17 percent compared to the third quarter of 2008 to $14.5 billion. Average interest bearing deposits increased by 54 percent in the third quarter of 2009 compared to the third quarter of 2008 to $45.0 billion. The increase reflects deposit-gathering marketing initiatives in both the retail and commercial lines of business, as well as significant increases in money market account deposits from government agencies and institutional escrow clients. Average noninterest bearing deposits represented 24 percent of average total deposits in the third quarter of 2009, compared to 30 percent in the third quarter of 2008. The annualized average all-in-cost of funds improved to 0.79 percent in the third quarter of 2009, compared to 1.60 percent in the third quarter of 2008.

        In the third quarter of 2009, our net interest income (on a taxable-equivalent basis) increased 8 percent from the third quarter of 2008 to $561 million, primarily due to lower rates paid on interest bearing liabilities, investment securities and loan growth, and purchase price accounting accretions related to our privatization, partially offset by lower yields on earning assets.

        In the third quarter of 2009, our noninterest income declined 7 percent from the third quarter of 2008 to $184 million, primarily due to lower trust and investment management fees, lower gains on private capital investments, a write down of a loan held for sale in the third quarter of 2009, and a gain on the sale of real estate recorded in the third quarter of 2008. These decreases were partially offset by a gain on the sale of U.S. Treasury securities in the third quarter of 2009.

        In the third quarter of 2009, our noninterest expense grew by 14 percent from the third quarter of 2008 to $506 million. The increase was primarily due to privatization-related expenses and related intangible asset amortization, and higher regulatory agencies expenses resulting from an industry-wide FDIC deposit insurance assessment rate increase.

        Our effective tax rate was (77.3) percent in the third quarter of 2009, compared to 30.2 percent in the third quarter of 2008. The change in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes.

        On September 29, 2009, we received a $2.0 billion capital contribution from BTMU. The contribution was made to provide us with sufficient capital to offset potential future credit losses consistent with a highly adverse economic scenario. To the extent actual credit losses are lower than those that would be incurred in the highly adverse scenario, we will have excess capital that could be deployed to support incremental organic growth and acquisitions.

        In the fourth quarter of 2008, we elected to participate in the voluntary Temporary Liquidity Guarantee (TLG) Program established by the FDIC in October 2008. Under the TLG Program, all senior unsecured debt issued by insured depository institutions between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. In the first quarter of 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes guaranteed through the TLG Program which remains outstanding as of September 30, 2009.

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

        Our most significant estimates are approved by our Risk & Capital Committee, which is comprised of selected senior officers of the Bank. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2008 Form 10-K filed with the Securities and Exchange Commission (the SEC). Other than the changes noted below, there have been no material changes to these critical accounting estimates during the nine months ended September 30, 2009.

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

        During the second quarter of 2009, we changed the date of our annual goodwill impairment test from January 1 to April 1. The change was made to more closely align the impairment testing date with the testing date used by BTMU, as we became a wholly owned subsidiary of BTMU in the fourth quarter of 2008.

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

  Other-Than-Temporary Impairment

        On April 1, 2009, the Company adopted new accounting guidance related to the determination and recognition of other-than-temporary impairment related to debt securities. (FASB ASC 320-10, "Investments—Debt and Equity Securities"). The new guidance establishes new criteria for determining whether impairment is other-than-temporary and what portion of any such impairment is recognized in earnings. At adoption, there was no impact on our financial position or results of operations.

        Debt securities available for sale and debt securities held to maturity are subject to quarterly impairment testing when a security's fair value is lower than its amortized cost. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or if we do not expect to recover the entire amortized cost basis of the security. Any impairment on securities we intend, or are more likely than not required, to sell is recognized in earnings as the entire difference between the amortized cost and its fair value. Any impairment on securities we do not intend, or are not more likely than not required, to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security.

 Financial Performance

Summary of Financial Performance

			Increase (Decrease)				Increase (Decrease)
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			2009 versus 2008				2009 versus 2008
(Dollars in thousands)	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of Operations
Net interest income(1)	$519,746	$561,036	$41,290	7.9%	$1,490,882	$1,671,385	$180,503	12.1%
Noninterest income
Service charges on deposit accounts	77,079	74,888	(2,191)	(2.8)	229,521	218,053	(11,468)	(5.0)
Trust and investment management fees	40,638	34,506	(6,132)	(15.1)	127,828	102,543	(25,285)	(19.8)
Trading account activities	12,397	10,513	(1,884)	(15.2)	40,096	49,456	9,360	23.3
Merchant banking fees	12,789	14,601	1,812	14.2	35,667	48,357	12,690	35.6
Securities gains, net	50	12,694	12,644	nm	48	12,522	12,474	nm
Gains (losses) on private capital investments, net	5,597	(18)	(5,615)	nm	7,949	(3,262)	(11,211)	nm
Gain on the VISA IPO redemption	—	—	—	—	14,211	—	(14,211)	(100.0)
Other noninterest income	50,171	36,745	(13,426)	(26.8)	138,423	114,189	(24,234)	(17.5)

Total noninterest income	198,721	183,929	(14,792)	(7.4)	593,743	541,858	(51,885)	(8.7)

Total revenue	718,467	744,965	26,498	3.7	2,084,625	2,213,243	128,618	6.2
Provision for loan losses	117,000	314,000	197,000	nm	284,000	923,000	639,000	nm
Noninterest expense
Salaries and other compensation	204,389	198,768	(5,621)	(2.8)	600,477	578,095	(22,382)	(3.7)
Employee benefits	33,740	35,213	1,473	4.4	122,621	132,506	9,885	8.1

Salaries and employee benefits	238,129	233,981	(4,148)	(1.7)	723,098	710,601	(12,497)	(1.7)
Net occupancy	38,574	43,146	4,572	11.9	113,008	128,289	15,281	13.5
Intangible asset amortization	671	40,641	39,970	nm	2,011	121,809	119,798	nm
Regulatory agencies	8,572	30,739	22,167	nm	16,078	101,513	85,435	nm
Equipment	14,437	17,838	3,401	23.6	44,925	49,853	4,928	11.0
Provision for losses on off-balance sheet commitments	8,000	6,000	(2,000)	(25.0)	21,000	47,000	26,000	nm
Privatization-related expense	6,193	6,649	456	7.4	6,193	40,901	34,708	nm
Other noninterest expense	129,236	126,821	(2,415)	(1.9)	340,017	359,290	19,273	5.7

Total noninterest expense	443,812	505,815	62,003	14.0	1,266,330	1,559,256	292,926	23.1

Income (loss) from continuing operations before income taxes	157,655	(74,850)	(232,505)	nm	534,295	(269,013)	(803,308)	nm
Income tax expense (benefit)	47,549	(57,821)	(105,370)	nm	167,493	(162,169)	(329,662)	nm

Income (loss) from continuing operations	$110,106	$(17,029)	$(127,135)	nm %	$366,802	$(106,844)	$(473,646)	nm %

(1)
Net interest income does not include any adjustments for fully taxable equivalence.
nm
= not meaningful

        The primary contributors to our financial performance for the third quarter of 2009 compared to the third quarter of 2008 are presented below.

  •
  We provided a total of $320 million for credit losses ($314 million for loan losses and $6 million for losses on off-balance sheet commitments) in the third quarter of 2009, compared to a total provision of $125 million for credit losses in the third quarter of 2008 ($117 million for loan losses and $8 million for losses on off-balance sheet commitments). The provision increases were primarily due to higher criticized assets, increased uncertainty related to the timing and severity of losses to be realized in the commercial real estate portfolio, and increases in loss factors related to several portfolio sectors, including our consumer and small business loan portfolios.

  •
  Our net interest income was favorably influenced by higher volumes in our investment securities portfolio, loan growth in residential and commercial real estate, construction and consumer and interest-bearing deposits in banks. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were lower average yields on our earning assets and higher interest bearing liabilities (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Trust and investment management fees were lower primarily due to a decline in mutual fund assets (on which fees are based), as well as lower asset yields. Managed assets decreased by approximately 7 percent, while non-managed assets increased by approximately 5 percent from September 30, 2008 to September 30, 2009. At September 30, 2009, total assets under administration increased by 4 percent from September 30, 2008 to $240 billion;

    —
    Securities gains increased primarily due to a $12.7 million gain on the sale of U.S. Treasury securities;

    —
    Net gains on private capital investments decreased primarily due to prior year gains on sales and capital distributions, as well as private capital investment impairments in the current quarter; and

    —
    Other noninterest income declined primarily due to a prior year gain on the sale of an asset and a writedown on a loan held for sale in the current quarter.

        The increase in noninterest expense was due to several factors:

    —
    Expenses related to our privatization transaction included increases in intangible amortization of $40.2 million and other costs of $2.8 million, primarily consisting of amortization of bridge award compensation; and

    —
    Regulatory agency expenses increased as a result of an industry-wide increase in the FDIC deposit insurance assessment rate and higher deposit balances.

        The primary contributors to our financial performance for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 are presented below.

  •
  We provided a total of $970 million for credit losses ($923 million for loan losses and $47 million for losses on off-balance sheet commitments) in the nine months ended September 30, 2009, compared to a total provision of $305 million for credit losses in the nine months ended September 30, 2008 ($284 million for loan losses and $21 million for losses on off-balance sheet commitments). The provision increases were primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in loss factors related to several portfolio sectors, including our consumer and small business loan portfolios.

  •
  Our net interest income was favorably influenced by higher volumes in most of our major loan categories and interest-bearing deposits in banks, as well as by lower average rates on our interest bearing liabilities. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were lower average yields on our earning assets and higher interest bearing liabilities (see discussion under "Net Interest Income").

        The decrease in our noninterest income was due to several factors:

    —
    Trust and investment management fees were lower primarily due to a decline in mutual fund assets (on which fees are based) for the first nine months of 2009 as well as lower asset yields;

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from changes in customer overdraft behavior;

    —
    Prior year included gains on the partial redemption of our Visa Inc. common stock;

    —
    Net gains on private capital investments decreased primarily due to prior year gains on sales and capital distributions, as well as private capital investment impairments in the current period; and

    —
    Other noninterest income declined primarily due to a prior year gain on the sale of an asset, a prior year gain on the redemption of MasterCard stock and a current year writedown on a loan held for sale; partly offset by

    —
    Securities gains increased primarily due to a $12.7 million gain on the sale of U.S. Treasury securities;

    —
    Merchant banking fees increased primarily due to higher syndicated loan activity, higher referral fees, and higher risk participation fees; and

    —
    Trading account income increased primarily due to higher gains on agency securities and prior year losses on the sale of distressed loans.

        The increase in noninterest expense was due to several factors:

    —
    Expenses related to our privatization transaction included increases in intangible amortization of $120.6 million and other costs of $41.1 million, primarily consisting of amortization of bridge award compensation;

    —
    Regulatory agency expenses increased as a result of an industry-wide increase in the FDIC deposit insurance assessment rate, a one-time special FDIC assessment of $34 million and higher deposit balances; and

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors.

Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	September 30, 2008			September 30, 2009					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$17,262,407	$229,377	5.29%	$16,805,449	$188,974	4.46%	$(456,958)	(3)%	$(40,403)	(18)%
Construction	2,579,582	30,352	4.68	2,772,804	20,828	2.98	193,222	7	(9,524)	(31)
Mortgage—Residential	15,285,171	211,965	5.55	16,380,014	230,210	5.62	1,094,843	7	18,245	9
Mortgage—Commercial	8,008,618	111,816	5.58	8,261,161	88,998	4.31	252,543	3	(22,818)	(20)
Consumer	3,421,338	49,286	5.73	3,882,929	44,042	4.50	461,591	13	(5,244)	(11)
Lease financing	639,088	6,066	3.80	662,469	5,462	3.30	23,381	4	(604)	(10)

Total Loans	47,196,204	638,862	5.40	48,764,826	578,514	4.73	1,568,622	3	(60,348)	(9)
Securities—taxable	8,348,785	99,614	4.77	10,590,200	107,171	4.05	2,241,415	27	7,557	8
Securities—tax-exempt	51,831	1,045	8.06	184,772	2,999	6.49	132,941	nm	1,954	nm
Interest bearing deposits in banks	13,642	147	4.27	7,496,380	4,956	0.26	7,482,738	nm	4,809	nm
Federal funds sold and securities purchased under resale agreements	361,361	1,787	1.97	282,457	110	0.15	(78,904)	(22)	(1,677)	(94)
Trading account assets	948,725	1,364	0.57	916,448	271	0.12	(32,277)	(3)	(1,093)	(80)

Total earning assets	56,920,548	742,819	5.21	68,235,083	694,021	4.06	11,314,535	20	(48,798)	(7)

Allowance for loan losses	(506,452)			(1,044,533)			(538,081)	nm
Cash and due from banks	1,606,632			1,135,794			(470,838)	(29)
Premises and equipment, net	475,408			668,699			193,291	41
Other assets	2,649,115			5,357,606			2,708,491	nm

Total assets	$61,145,251			$74,352,649			$13,207,398	22%

Liabilities
Deposits:
Transaction accounts	$15,552,783	$61,636	1.58	$33,064,944	$72,837	0.87	$17,512,161	nm %	$11,201	18
Savings and consumer time	3,899,687	13,237	1.35	4,486,545	12,572	1.11	586,858	15	(665)	(5)
Large time	9,847,584	60,863	2.46	7,430,960	15,965	0.85	(2,416,624)	(25)	(44,898)	(74)

Total interest bearing deposits	29,300,054	135,736	1.84	44,982,449	101,374	0.89	15,682,395	54	(34,362)	(25)

Federal funds purchased and securities sold under repurchase agreements	3,496,184	15,365	1.75	169,267	41	0.09	(3,326,917)	(95)	(15,324)	(100)
Net funding allocated from (to) discontinued operations(4)	55,121	265	1.91	—	—	—	(55,121)	(100)	(265)	(100)
Commercial paper	1,432,207	8,056	2.24	472,246	355	0.30	(959,961)	(67)	(7,701)	(96)
Other borrowed funds(5)	4,886,263	34,873	2.84	262,441	604	0.91	(4,623,822)	(95)	(34,269)	(98)
Medium- and long-term debt	3,300,675	25,989	3.13	5,098,821	27,112	2.11	1,798,146	54	1,123	4
Trust notes	14,148	239	6.73	13,696	239	6.96	(452)	(3)	—	—

Total borrowed funds	13,184,598	84,787	2.56	6,016,471	28,351	1.87	(7,168,127)	(54)	(56,436)	(67)

Total interest bearing liabilities	42,484,652	220,523	2.06	50,998,920	129,725	1.01	8,514,268	20	(90,798)	(41)

Noninterest bearing deposits	12,361,170			14,471,487			2,110,317	17
Other liabilities	1,710,988			1,523,469			(187,519)	(11)

Total liabilities	56,556,810			66,993,876			10,437,066	18
Stockholder's Equity
Common equity	4,588,441			7,358,773			2,770,332	60

Total stockholder's equity	4,588,441			7,358,773			2,770,332	60

Total liabilities and stockholder's equity	$61,145,251			$74,352,649			$13,207,398	22%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		522,296	3.67%		564,296	3.31%			42,000	8
Less: taxable-equivalent adjustment		2,550			3,260				710	28

Net interest income		$519,746			$561,036				$41,290	8%

Average Assets and Liabilities of Discontinued Operations for the Three Months Ended:	September 30, 2008			September 30, 2009
Assets		$5,738			$—
Liabilities		$60,859			$—
Net liabilities		$(55,121)			$—

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
(5)
Includes interest bearing trading liabilities.
nm
= not meaningful

	For the Nine Months Ended						Increase (Decrease) in
	September 30, 2008			September 30, 2009			Average Balance		Interest Income/ Expense(1)
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$16,623,490	$697,292	5.60%	$17,737,052	$577,321	4.35%	$1,113,562	7%	$(119,971)	(17)%
Construction	2,551,348	97,763	5.12	2,765,178	60,747	2.94	213,830	8	(37,016)	(38)
Residential mortgage	14,593,755	604,506	5.52	16,132,655	694,917	5.74	1,538,900	11	90,411	15
Commercial mortgage	7,694,956	336,508	5.83	8,256,389	283,076	4.57	561,433	7	(53,432)	(16)
Consumer	3,030,042	140,129	6.18	3,816,050	134,697	4.72	786,008	26	(5,432)	(4)
Lease financing	644,553	13,534	2.80	658,956	18,713	3.79	14,403	2	5,179	38

Total Loans	45,138,144	1,889,732	5.59	49,366,280	1,769,471	4.78	4,228,136	9	(120,261)	(6)
Securities—taxable	8,332,647	301,810	4.83	9,166,395	307,165	4.47	833,748	10	5,355	2
Securities—tax-exempt	52,641	3,232	8.19	94,947	5,040	7.08	42,306	80	1,808	56
Interest bearing deposits in banks	36,936	503	1.82	4,664,896	9,406	0.27	4,627,960	nm	8,903	nm
Federal funds sold and securities
purchased under resale agreements	301,153	5,573	2.47	227,832	348	0.20	(73,321)	(24)	(5,225)	(94)
Trading account assets	827,881	5,287	0.85	1,073,477	660	0.08	245,596	30	(4,627)	(88)

Total earning assets	54,689,402	2,206,137	5.38	64,593,827	2,092,090	4.32	9,904,425	18	(114,047)	(5)

Allowance for loan losses	(454,191)			(865,208)			(411,017)	(90)
Cash and due from banks	1,675,293			1,244,981			(430,312)	(26)
Premises and equipment, net	480,705			670,884			190,179	40
Other assets	2,632,406			5,355,766			2,723,360	nm

Total assets	$59,023,615			$71,000,250			$11,976,635	20%

Liabilities
Deposits:
Transaction accounts	$15,323,611	$204,064	1.78	$28,397,683	$200,483	0.94	$13,074,072	85%	$(3,581)	(2)
Savings and consumer time	3,974,976	50,684	1.70	4,394,706	42,057	1.28	419,730	11	(8,627)	(17)
Large time	10,909,525	246,157	3.01	7,090,250	64,058	1.21	(3,819,275)	(35)	(182,099)	(74)

Total interest bearing deposits	30,208,112	500,905	2.21	39,882,639	306,598	1.03	9,674,527	32	(194,307)	(39)

Federal funds purchased and securities
sold under repurchase agreements	2,628,257	43,628	2.22	194,562	113	0.08	(2,433,695)	(93)	(43,515)	(100)
Net funding allocated from (to)
discontinued operations(4)	45,520	774	2.27	—	—	—	(45,520)	(100)	(774)	(100)
Commercial paper	1,375,789	26,127	2.54	586,754	2,901	0.66	(789,035)	(57)	(23,226)	(89)
Other borrowed funds(5)	3,224,146	70,563	2.92	2,472,324	17,697	0.96	(751,822)	(23)	(52,866)	(75)
Medium- and long-term debt	2,594,875	65,138	3.35	4,994,660	84,056	2.25	2,399,785	92	18,918	29
Trust notes	14,261	715	6.68	13,808	715	6.90	(453)	(3)	—	—

Total borrowed funds	9,882,848	206,945	2.80	8,262,108	105,482	1.71	(1,620,740)	(16)	(101,463)	(49)

Total interest bearing liabilities	40,090,960	707,850	2.36	48,144,747	412,080	1.14	8,053,787	20	(295,770)	(42)

Noninterest bearing deposits	12,613,690			13,644,163			1,030,473	8
Other liabilities	1,678,057			1,878,593			200,536	12

Total liabilities	54,382,707			63,667,503			9,284,796	17
Stockholder's Equity
Common equity	4,640,908			7,332,747			2,691,839	58

Total stockholder's equity	4,640,908			7,332,747			2,691,839	58

Total liabilities and stockholder's equity	$59,023,615			$71,000,250			$11,976,635	20%

Net Interest Income/Margin
Net interest income/margin
(taxable-equivalent basis)		1,498,287	3.65%		1,680,010	3.47%			181,723	12
Less: taxable-equivalent adjustment		7,405			8,625				1,220	16

Net interest income		$1,490,882			$1,671,385				$180,503	12%

Average Assets and Liabilities of Discontinued Operations for the Nine Months Ended:	September 30, 2008			September 30, 2009
Assets		$74,723			$—
Liabilities		$120,243			$—
Net liabilities		$(45,520)			$—

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
nm
= not meaningful

        Net interest income in the third quarter of 2009, on a taxable-equivalent basis, increased $42.0 million, or 8 percent, compared to the third quarter of 2008. Our net interest margin in the third quarter of 2009 decreased by 36 basis points to 3.31 percent compared to the third quarter of 2008. These results were primarily due to the following:

  •
  Average earning assets increased $11.3 billion, or 20 percent, primarily due to an increase in average interest-bearing deposits in banks, investment securities and loans. The increase in average loans was largely due to a $1.1 billion increase in average residential mortgages and a $0.5 billion increase in average consumer loans. The increase in interest bearing deposits in banks was primarily due to growth in Federal Reserve Bank balances, which as of the second quarter of 2009 are classified as earning assets since the Federal Reserve Bank began paying interest on deposits held;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 115 basis points, despite being positively impacted by higher hedge income, which increased by $7.2 million;

  •
  Net interest income increased $23.1 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest bearing deposits increased $15.7 billion, or 54 percent. Average noninterest bearing deposits represented 24 percent of average total deposits in the third quarter of 2009, compared to 30 percent in the third quarter of 2008; and

  •
  In the third quarter of 2009, the annualized average all-in cost of funds was 0.79 percent, reflecting an average deposit-to-loan ratio of 122 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the third quarter of 2008, the annualized all-in cost of funds was 1.60 percent and our average deposit-to-loan ratio was 88 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term certificates of deposit and other time deposits (CDs) and LIBOR-indexed borrowings, and to convert certain fixed-rate debt to floating rate. For loans, we had hedge income of $21.4 million and $28.6 million for the third quarters of 2008 and 2009, respectively. For long-term fixed rate debt and LIBOR-indexed CDs and borrowings, we had hedge income of $6.9 million and $10.5 million for the third quarters of 2008 and 2009, respectively. In the first quarter of 2009, we terminated all of our fair value swaps, which were used to hedge our long-term fixed rate debt. These swaps were not replaced.

        Net interest income in the nine months ended September 30, 2009, on a taxable-equivalent basis, increased $181.7 million, or 12 percent, compared to the nine months ended September 30, 2008. Our net interest margin in the nine months ended September 30, 2009 decreased by 18 basis points to 3.47 percent compared to the nine months ended September 30, 2008. These results were primarily due to the following:

  •
  Average earning assets increased $9.9 billion, or 18 percent, primarily due to an increase in average loans and interest bearing deposits in banks and average investment securities. The increase in average loans was largely due to a $1.1 billion increase in average commercial loans, a $1.5 billion increase in average residential mortgages, a $0.6 billion increase in average commercial mortgages and a $0.8 billion increase in average consumer loans. The increase in interest bearing deposits in banks was primarily due to growth in Federal Reserve Bank balances, which are now classified as earning assets since the Federal Reserve Bank began paying interest on these deposits starting on October 1, 2008;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 106 basis points, despite being positively impacted by higher hedge income, which increased by $33.8 million;

  •
  Net interest income increased $85.5 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest bearing deposits increased $9.7 billion, or 32 percent. Average noninterest bearing deposits represented 25 percent of average total deposits in the nine months ended September 30, 2009 compared to 29 percent in the nine months ended September 30, 2008; and

  •
  In the nine months ended September 30, 2009, the annualized average all-in cost of funds was 0.89 percent, reflecting an average deposit-to-loan ratio of 108 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the nine months ended September 30, 2008, the annualized all-in cost of funds was 1.79 percent and our average deposit-to-loan ratio was 95 percent.

        We use derivatives to hedge expected changes in the yields on our variable rate loans and term CDs and LIBOR-indexed borrowings, and to convert certain fixed-rate debt to floating rate, when appropriate. For loans, we had hedge income of $49.5 million and $83.3 million for the nine months ended September 30, 2008 and 2009, respectively. For long-term fixed rate debt and LIBOR-indexed CDs and borrowings, we had hedge income of $19.2 million and $31.5 million for the nine months ended September 30, 2008 and 2009, respectively. In the first quarter of 2009, we terminated all of our fair value swaps, which were used to hedge our long-term fixed rate debt. These swaps were not replaced.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three and nine months ended September 30, 2008 and 2009.

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2008	September 30, 2009			September 30, 2008	September 30, 2009
(Dollars in thousands)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$77,079	$74,888	$(2,191)	(2.8)%	$229,521	$218,053	$(11,468)	(5.0)%
Trust and investment management fees	40,638	34,506	(6,132)	(15.1)	127,828	102,543	(25,285)	(19.8)
Trading account activities	12,397	10,513	(1,884)	(15.2)	40,096	49,456	9,360	23.3
Merchant banking fees	12,789	14,601	1,812	14.2	35,667	48,357	12,690	35.6
Brokerage commissions and fees	9,520	8,611	(909)	(9.5)	30,014	25,424	(4,590)	(15.3)
Card processing fees, net	8,129	8,559	430	5.3	24,060	24,219	159	0.7
Securities gains, net	50	12,694	12,644	nm	48	12,522	12,474	nm
Gains (losses) on private capital investments, net	5,597	(18)	(5,615)	nm	7,949	(3,262)	(11,211)	nm
Gain on the VISA IPO redemption	—	—	—	—	14,211	—	(14,211)	(100.0)
Other	32,522	19,575	(12,947)	(39.8)	84,349	64,546	(19,803)	(23.5)

Total noninterest income	$198,721	$183,929	$(14,792)	(7.4)%	$593,743	$541,858	$(51,885)	(8.7)%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2008	September 30, 2009			September 30, 2008	September 30, 2009
(Dollars in thousands)			Amount	Percent			Amount	Percent
Salaries and other compensation	$204,389	$198,768	$(5,621)	(2.8)%	$600,477	$578,095	$(22,382)	(3.7)%
Employee benefits	33,740	35,213	1,473	4.4	122,621	132,506	9,885	8.1

Salaries and employee benefits	238,129	233,981	(4,148)	(1.7)	723,098	710,601	(12,497)	(1.7)
Net occupancy	38,574	43,146	4,572	11.9	113,008	128,289	15,281	13.5
Intangible asset amortization	671	40,641	39,970	nm	2,011	121,809	119,798	nm
Regulatory agencies	8,572	30,739	22,167	nm	16,078	101,513	85,435	nm
Outside services	20,741	22,219	1,478	7.1	58,045	64,001	5,956	10.3
Professional services	17,236	17,647	411	2.4	47,764	53,074	5,310	11.1
Equipment	14,437	17,838	3,401	23.6	44,925	49,853	4,928	11.0
Software	14,812	16,502	1,690	11.4	44,016	45,745	1,729	3.9
Advertising and public relations	12,624	14,562	1,938	15.4	33,579	36,532	2,953	8.8
Low income housing credit investment amortization	11,616	13,064	1,448	12.5	29,248	34,256	5,008	17.1
Communications	9,204	9,494	290	3.2	27,690	27,404	(286)	(1.0)
Data processing	8,945	7,975	(970)	(10.8)	23,805	24,592	787	3.3
Foreclosed asset expense (income)	524	(144)	(668)	nm	696	4,024	3,328	nm
Provision for losses on off-balance sheet commitments	8,000	6,000	(2,000)	(25.0)	21,000	47,000	26,000	nm
Privatization-related expense	6,193	6,649	456	7.4	6,193	40,901	34,708	nm
Other	33,534	25,502	(8,032)	(24.0)	75,174	69,662	(5,512)	(7.3)

Total noninterest expense	$443,812	$505,815	$62,003	14.0%	$1,266,330	$1,559,256	$292,926	23.1%

nm = not meaningful

Income Tax Expense

        Our effective tax rate in the third quarter of 2009 was (77.3) percent, compared to 30.2 percent for the third quarter of 2008. Our effective tax rate in the nine months ended September 30, 2009 was (60.3) percent, compared to 31.4 percent for the nine months ended September 30, 2008. A negative effective tax rate indicates a net income tax benefit. The change in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes. A tax benefit of $4.6 million was recognized in the third quarter of 2009 with respect to certain privatization costs incurred in 2008, after a study was conducted to determine the tax-deductible portion of those costs. The deductions were taken in our 2008 tax return.

        The quarterly effective tax rate for the first and second quarters of 2009 was computed on an individual quarterly basis, while the rate for the third quarter and for the nine months ended September 30, 2009, was based on an estimated average effective tax rate for the year.

        In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments outstanding after May 31, 2009. During the second quarter of 2009, we filed amended tax returns and made payments of $187.0 million of tax and $43.7 million of interest with respect to tax positions taken in prior year worldwide unitary tax returns, which primarily involved the method of apportionment of worldwide income to California. The payments were made in order to protect us from potential penalties that may be asserted by the tax authorities. We filed refund claims and intend to defend our positions. The payments did not affect the recognition or measurement of unrecognized state tax benefits and they had no impact on income tax expense.

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

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At September 30, 2009, approximately 98 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our condensed consolidated financial statements included in this Form 10-Q.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. The largest component of our securities available for sale is $18.0 billion for Asset and Liability Management (ALM) purposes. ALM securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

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

        At September 30, 2009, the fair value of our CLO securities had increased by $71.3 million from December 31, 2008, primarily due to an increase in liquidity in the marketplace. We estimate the fair value of our CLOs using an external pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates. At September 30, 2009, 21 percent of our CLO securities were rated single-A or better by two major rating agencies.

        We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). Since no observable credit quality issues were present in the CLO portfolio at September 30, 2009, the securities were not other-than-temporarily impaired.

Analysis of Securities

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at September 30, 2009.

        Included in our securities available for sale portfolio at September 30, 2009 were securities used for ALM purposes of $18.0 billion. These securities had an expected weighted average maturity of 3.0 years.

Securities Available For Sale

	September 30, 2009
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$299,247	0.32%	$—	—%	$—	—%	$—	—%	$299,247	0.32%
Other U.S. government	3,513,833	0.58	2,549,808	1.91	—	—	—	—	6,063,641	1.14
Residential mortgage-backed securities—agency(1)(2)	1	6.83	247,061	4.07	1,686,130	3.77	8,985,247	4.10	10,918,439	4.05
Residential mortgage-backed securities—non-agency(1)(2)	—	—	—	—	15,469	5.07	476,556	5.38	492,025	5.37
State and municipal	1,981	7.43	9,708	6.94	13,575	3.34	22,376	5.22	47,640	5.13
Asset-backed and debt securities	—	—	23,404	7.25	21,304	3.94	68,309	7.03	113,017	6.49
Equity securities(3)	—	—	—	—	—	—	—	—	106,882	—

Total securities available for sale	$3,815,062	0.56%	$2,829,981	2.16%	$1,736,478	3.78%	$9,552,488	4.19%	$18,040,891	3.04%

Securities Held to Maturity

	September 30, 2009
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized loan obligations	$—	—%	$12,263	4.09%	$1,261,357	1.29%	$467,788	1.18%	$1,741,408	1.28%
Foreign securities	95	1.58	—	—	—	—	—	—	95	1.58

Total securities held to maturity	$95	1.58%	$12,263	4.09%	$1,261,357	1.29%	$467,788	1.18%	$1,741,503	1.28%

(1)
Although the residential mortgage-backed securities have been ascribed to periods based upon their contractual maturities, principal payments are received prior to maturity because borrowers have the right to repay their obligations at any time.
(2)
See discussion of expected duration in "Quantitative and Qualitative Disclosures About Market Risk."
(3)
Equity securities do not have a stated maturity and are included in the total column only.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) September 30, 2009 From:
				September 30, 2008		December 31, 2008
	September 30, 2008	December 31, 2008	September 30, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$17,700,604	$18,469,023	$15,994,997	$(1,705,607)	(9.6)%	$(2,474,026)	(13.4)%
Construction	2,653,945	2,744,062	2,691,515	37,570	1.4	(52,547)	(1.9)
Mortgage:
Residential	15,691,872	15,880,835	16,576,052	884,180	5.6	695,217	4.4
Commercial	8,032,010	8,186,388	8,320,374	288,364	3.6	133,986	1.6

Total mortgage	23,723,882	24,067,223	24,896,426	1,172,544	4.9	829,203	3.4
Consumer:
Installment	2,166,912	2,201,602	2,303,897	136,985	6.3	102,295	4.6
Revolving lines of credit	1,361,784	1,435,494	1,599,112	237,328	17.4	163,618	11.4

Total consumer	3,528,696	3,637,096	3,903,009	374,313	10.6	265,913	7.3
Lease financing	642,642	645,765	658,708	16,066	2.5	12,943	2.0

Total loans held to maturity	48,249,769	49,563,169	48,144,655	(105,114)	(0.2)	(1,418,514)	(2.9)
Total loans held for sale	56,349	22,381	24,853	(31,496)	(55.9)	2,472	11.0

Total loans	$48,306,118	$49,585,550	$48,169,508	$(136,610)	(0.3)%	$(1,416,042)	(2.9)%

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

        The commercial, financial and industrial loan portfolio decreased from September 30, 2008 to September 30, 2009 mainly due to a decline in the utilization rate of revolving credit lines by existing customers, our aggressive and proactive portfolio management, and our tighter underwriting standards.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of September 30, 2009, the construction loan portfolio consisted of approximately 86 percent in the commercial income producing real estate industry and 14 percent with residential homebuilders. The construction loan portfolio increased slightly from September 30, 2008 to September 30, 2009 primarily due to loan advances for income property projects with apartment financing representing the largest component. During the same period, the homebuilder portfolio fell by approximately 42 percent, or $265 million.

Operating conditions continue to weaken for our commercial property developers, and as a result, we continue to experience negative risk grade trends in the overall portfolio.

        Geographically, the outstanding construction loan portfolio was concentrated 49 percent in California and 51 percent out of state as of September 30, 2009. The largest out of state concentration was 12 percent in Washington. The California outstandings are distributed as follows: 40 percent in the Los Angeles/Orange County region, including the Inland Empire, 26 percent in the San Francisco Bay Area, 14 percent in Sacramento and the Central Valley, 14 percent in San Diego, and 6 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio increased from September 30, 2008 to September 30, 2009 due to continued moderate originations and a reduced rate of early loan repayments associated with the tightening of the credit markets.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At September 30, 2009, 70 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of a small amount of balloon loans and regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we do have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these as portfolio express loans. Portfolio express loans are only available to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets. "Low doc" and "no doc" (discontinued in 2008) loans comprise less than half of our residential loan portfolio, and the delinquency rates relative to the outstanding balances at September 30, 2009 were slightly less than fully documented loans. At September 30, 2009, the total amount of "no doc" and "low doc" loans past due 30 days or more was $153 million, compared to $44.0 million at September 30, 2008. The total amount of residential mortgages delinquent 30 days or more was $311.9 million at September 30, 2009, compared to $114.7 million at September 30, 2008. Although delinquencies have risen since September 30, 2008 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative and as described above, programs with higher risk have been discontinued.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for CRA qualifying loans.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network, Private Banking Offices and via the internet. The increase in consumer loans from September 30, 2008 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average loan-to-value (LTV) ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $42 million at

September 30, 2009, compared to $15.5 million at September 30, 2008. Our annual review program reviews all equity secured lines with a commitment amount of $200,000 or more and an origination date between 2004-2008, and includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure in a declining market. In addition, to help mitigate the overall effect of the declining real estate market on new originations, we reduced by 5 percent the maximum LTV allowable for any owner or non owner occupied property valued over $250,000. The change was effective January 1, 2009.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At September 30, 2009, we had leveraged leases of $548.7 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities serve legal and tax purposes and do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of September 30 and December 31, 2008 and September 30, 2009 for Canada, the only country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
September 30, 2008 Canada	$49	$—	$792	$841
December 31, 2008 Canada	$111	$—	$796	$907
September 30, 2009 Canada	$40	$—	$891	$931

Provision for Credit Losses

        We recorded a provision for loan losses of $117 million and $314 million in the third quarters of 2008 and 2009, respectively. We recorded a provision for loan losses of $284 million and $923 million for the nine months ended September 30, 2008 and 2009, respectively. We recorded a provision for losses on off-balance sheet commitments of $8 million and $6 million in the third quarters of 2008 and 2009, respectively. We recorded a provision for losses on off-balance sheet commitments of $21 million and $47 million for the nine months ended September 30, 2008 and 2009, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2008

        At September 30, 2009, our total allowances for credit losses were $1.4 billion, which consisted of $1,260.3 million for loan losses and $172.4 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $1,264.9 million and $167.8 million of allocated and unallocated allowance, respectively. At September 30, 2009, our allowances for credit loss coverage ratios were 2.97 percent of total loans and 108 percent of total nonaccrual loans. At December 31, 2008, our total allowances for credit losses were $863 million, or 1.74 percent of total loans, and 208 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impairment for specifically identified impaired loans utilizing a methodology based on the present value of the remaining expected cash flows or as a practical expedient, the loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent). At September 30, 2009 and December 31, 2008, total impaired loans were $1.3 billion and $416 million, respectively, and the associated impairment allowances were $199 million and $107 million, respectively.

        At September 30, 2009 and December 31, 2008, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $172 million and $125 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $136 million in the third quarter of 2009, compared to $63 million in the third quarter of 2008.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our commercial real estate portfolio) and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $314 million in the third quarter of 2009, compared to a provision for loan losses of $117 million in the third quarter of 2008. Overall, our loan portfolio experienced higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in certain loss factors related to our consumer and small business portfolios, reflecting the continued deterioration in the economic environment.

        We expect the elevated levels of quarterly provisions for credit losses, which we experienced in the first three quarters of 2009, to continue in the fourth quarter of 2009. The factors driving the increase in our projected provision during 2009 include management's belief that the economic environment remains weak and will result in further deterioration in our loan portfolio.

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

  Changes in the Allocated (Formula and Specific) Allowance

        At September 30, 2009, the formula allowance increased to $1,047 million, compared to $682 million at December 31, 2008. The net increase was primarily due to an increase in criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and higher loss factors for most our lending portfolios as a result of the prolonged negative impact of the weak economy. At September 30, 2009, the specific allowance was $218 million, compared to $112 million at December 31, 2008.

  Changes in the Unallocated Allowance

        At September 30, 2009, the unallocated allowance increased to $168 million, compared to $69 million at December 31, 2008 primarily due to the increased uncertainty related to the timing and severity of losses to be realized in our commercial real estate portfolio resulting from deteriorating conditions in commercial real estate. Management believes that the current level of unallocated allowance is appropriate based on the weakening credit cycle and the level of uncertainty of the impact of the current economic conditions on our principal portfolio segments. Additionally, the reasons for which we believe an unallocated allowance is warranted are detailed below.

        In our assessment as of September 30, 2009, management focused, in particular, on the factors and conditions set out below. There can be no assurance that the adverse impact of any of these conditions on us will not be in excess of the ranges set forth.

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

  •
  With respect to commercial real estate, we considered the deteriorating trends in income property markets, including rising vacancies, higher capitalization rates, falling rents, declining appraised values, and tighter credit and capital availability, which would be in the range of $90 million to $120 million.

  •
  With respect to our consumer residential real estate, beginning in the third quarter of 2009 we considered the negative impact of high unemployment and significant property devaluations, which would be in the range of $10 million to $16 million.

  •
  With respect to building material suppliers, we considered the weakness in the commercial building and homebuilding industries, including lower corporate expenditures and weak home sales, and the effects on suppliers, which would be in the range of $9 million to $12 million.

  •
  With respect to our petroleum exploration and production customers, we considered the negative impact of lower, more volatile oil and natural gas prices on their businesses, which would be in the range of $4 million to $10 million.

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

  •
  With respect to general government, beginning in the second quarter of 2009 we considered the negative impact of the economic slowdown on California state and local government budgets and lower spending, which would be in the range of $3 million to $7 million.

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

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Balance, beginning of period	$526,401	$1,081,633	$555,232	105.5%	$402,726	$737,767	$335,041	83.2%
Loans charged off:
Commercial, financial and industrial	42,004	77,996	35,992	85.7	70,184	259,634	189,450	269.9
Construction	15,463	13,892	(1,571)	(10.2)	25,013	39,361	14,348	57.4
Commercial mortgage	689	26,298	25,609	nm	1,186	54,167	52,981	nm
Residential mortgage	2,129	13,960	11,831	555.7	3,907	28,893	24,986	639.5
Consumer	4,263	11,134	6,871	161.2	10,803	32,275	21,472	198.8

Total loans charged off	64,548	143,280	78,732	122.0	111,093	414,330	303,237	273.0

Recoveries of loans previously charged off:
Commercial, financial and industrial	1,811	6,129	4,318	238.4	4,288	8,405	4,117	96.0
Construction	—	—	—	nm	—	150	150	nm
Commercial mortgage	—	30	30	nm	—	255	255	nm
Residential mortgage	2	2	—	—	2	22	20	nm
Consumer	175	446	271	154.9	901	868	(33)	(3.7)
Lease financing	5	—	(5)	(100.0)	213	—	(213)	(100.0)

Total recoveries of loans previously charged off	1,993	6,607	4,614	231.5	5,404	9,700	4,296	79.5

Net loans charged off	62,555	136,673	74,118	118.5	105,689	404,630	298,941	282.8
Provision for loan losses	117,000	314,000	197,000	168.4	284,000	923,000	639,000	225.0
Adjustments related to privatization	—	—	—	nm	—	2,062	2,062
Foreign translation adjustment and other net additions	(372)	1,347	1,719	462.1	(563)	2,108	2,671	474.4

Ending balance of allowance for loan losses	$580,474	$1,260,307	$679,833	117.1%	$580,474	$1,260,307	$679,833	117.1%
Allowance for losses on off-balance sheet commitments	111,374	172,374	61,000	54.8	111,374	172,374	61,000	54.8

Allowances for credit losses	$691,848	$1,432,681	$740,833	107.1%	$691,848	$1,432,681	$740,833	107.1%

Allowance for loan losses to total loans(1)	1.20%	2.62%			1.20%	2.62%
Allowances for credit losses to total loans(2)	1.43	2.97			1.43	2.97
Provision for loan losses to net loans charged off	187.04	229.75			268.71	228.11
Net loans charged off to average loans outstanding for the period(3)	0.53	1.11			0.31	1.10

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
(3)
Annualized.

nm = not meaningful

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans that are nonperforming and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Effective on January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, home equity and one-to-four family residential loans totaling $195.1 million ($9.0 million of which is restructured) have been placed on nonaccrual status as of September 30, 2009. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Consolidated Financial Statements included in our 2008 Form 10-K.

        Restructured loans are loans in which the Bank has formally restructured all or a significant portion of the loan and provided a concession in the form of debt forgiveness, a modification of interest rate and/or payment terms. Any impairment, not previously recorded, is accounted for at the time of restructuring. Restructured loans are disclosed as nonperforming assets for the calendar year of restructuring, and, if performing under the modified terms for a sustained period, may be disclosed as performing assets in the subsequent calendar year.

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) September 30, 2009 From:
				September 30, 2008		December 31, 2008
	September 30, 2008	December 31, 2008	September 30, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$162,294	$260,272	$380,117	$217,823	nm	$119,845	46.0%
Construction	93,028	98,934	387,523	294,495	nm	288,589	nm
Commercial mortgage	33,553	55,750	354,815	321,262	nm	299,065	nm
Residential mortgage	—	—	164,683	164,683	nm	164,683	nm
Consumer	—	—	21,385	21,385	nm	21,385	nm
Lease financing	—	—	108	108	nm	108	nm
Restructured—nonaccrual	—	—	15,962	15,962	nm	15,962	nm

Total nonaccrual loans	288,875	414,956	1,324,593	1,035,718	nm	909,637	nm
Foreclosed assets	13,922	20,214	34,392	20,470	nm	14,178	70.1
Distressed loans held for sale	—	—	8,706	8,706	nm	8,706	nm
Restructured—nonperforming	1,449	1,345	—	(1,449)	(100.0)%	(1,345)	(100.0)

Total nonperforming assets	$304,246	$436,515	$1,367,691	$1,063,445	nm	$931,176	nm

Restructured loans that continue to accrue interest	$—	$—	$1,867	$1,867	nm	$1,867	nm

Allowance for loan losses	$580,474	$737,767	$1,260,307	$679,833	nm	$522,540	70.8%

Allowances for credit losses	$691,848	$863,141	$1,432,681	$740,833	nm	$569,540	66.0%

Nonaccrual loans to total loans	0.60%	0.84%	2.75%
Allowance for loan losses to nonaccrual loans(1)	200.94	177.79	95.15
Allowances for credit losses to nonaccrual loans(2)	239.50	208.01	108.16
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	0.63	0.88	2.84
Nonperforming assets to total assets	0.49	0.62	1.75

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

nm = not meaningful

        The increase in nonaccrual loans from September 30, 2008 to September 30, 2009 was primarily due to an increase in commercial, construction and commercial mortgage loans, primarily within the commercial real estate industry sector. Additionally, we had increases in residential and consumer home equity nonaccrual loans due to the change in our nonaccrual accounting policy effective January 1, 2009. During the third quarters of 2008 and 2009, we had $3.6 million and $13.3 million in sales of nonperforming loans, respectively. Losses from these sales were reflected in charge offs.

 Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) September 30, 2009 From:
				September 30, 2008		December 31, 2008
	September 30, 2008	December 31, 2008	September 30, 2009
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$1,921	$2,529	$3,958	$2,037	nm	$1,429	56.5%
Construction	—	—	659	659	nm	659	—
Mortgage:
Residential(1)	39,655	59,940	421	(39,234)	(98.9)%	(59,519)	(99.3)
Commercial	1,781	181	—	(1,781)	(100.0)	(181)	(100.0)

Total mortgage	41,436	60,121	421	(41,015)	(99.0)	(59,700)	(99.3)
Consumer and other(1)	5,873	8,097	359	(5,514)	(93.9)	(7,738)	(95.6)

Total loans 90 days or more past due and still accruing	$49,230	$70,747	$5,397	$(43,833)	(89.0)	$(65,350)	(92.4)

nm = not meaningful

(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure.

Fair Value of Financial Instruments

        The following table reflects financial instruments measured at fair value on a recurring basis as of September 30, 2008, December 31, 2008 and September 30, 2009. For additional information on the fair value of financial instruments, see Note 12 to the condensed consolidated financial statements in this Form 10-Q.

	September 30, 2008		December 31, 2008		September 30, 2009
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$944,295	11%	$961,535	10%	$6,587,687	34%
Level 2	6,962,575	76	7,624,037	79	12,722,283	67
Level 3	1,274,292	14	1,203,092	13	6,646	—
Netting Adjustment(1)	(50,875)	(1)	(153,377)	(2)	(102,093)	(1)

Total	$9,130,287	100%	$9,635,287	100%	$19,214,523	100%

As a percentage of total Company assets		15%		14%		25%

Liabilities:
Level 1	$5,343	1%	$56,470	6%	$49,985	7%
Level 2	552,422	109	1,131,570	109	767,183	107
Level 3	—	—	—	—	—	—
Netting Adjustment(1)	(50,875)	(10)	(153,377)	(15)	(102,093)	(14)

Total	$506,890	100%	$1,034,663	100%	$715,075	100%

As a percentage of total Company liabilities		1%		2%		1%

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

        The Board of Directors, directly or through its appropriate committee, approves our Asset and Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market risk and guides our investment, derivatives and trading activities. The ALM Policy establishes the Bank's risk tolerance guidelines by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes guidelines for reporting market risk and requires independent review and oversight of market risk activities.

        The Risk & Capital Committee (RCC), comprised of selected senior officers of the Bank, among other things, ensures that the Bank has an effective process to identify, measure, monitor, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return direction for the Bank, and by approving the investment, derivatives and trading policies that govern the Bank's activities. The Asset Liability Management Committee (ALCO) is also responsible for the ongoing management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The managers of the Global Markets Division and the Capital Markets Division are responsible for operational management of price risk through the trading activities conducted in their respective divisions. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and MRM functions independently of all operating and management units. The RCC may delegate to ALCO various decisions pertaining to market risk management as it deems appropriate.

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

  Interest Rate Risk Management (Other Than Trading)

        During the first nine months of 2009, our interest rate risk profile became more asset sensitive due to continued significant core deposit growth which reduced Treasury funding levels while increasing cash and cash equivalent holdings.

        At September 30, 2009, Economic Net Interest Income (NII) sensitivity was asset sensitive to parallel rate shifts. A +200 basis point parallel shift in rates would increase 12-month Economic NII by 1.69 percent, while a similar downward shift in rates would decrease it by 3.72 percent. At September 30, 2008, a +200 basis point parallel shift in rates would reduce 12-month Economic NII by 0.62 percent, while a similar downward shift in rates would increase it by 0.67 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	September 30, 2008	December 31, 2008	September 30, 2009
+200 basis points	$(14.2)	$0.2	$44.0
as a percentage of base case NII	(0.62)%	0.01%	1.69%
-200 basis points	$15.3	$(40.8)	$(96.9)
as a percentage of base case NII	0.67%	(1.75)%	(3.72)%

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

  ALM Activities

        During the first nine months of 2009, the Bank moved towards an asset sensitive interest rate risk profile to position the Bank for rising rates in the future. The termination of ALM fair value swaps, the unprecedented low level of interest rates, and strong core deposit growth, partially offset by an increase of ALM securities, continued to shift the interest rate risk profile towards asset sensitive during the period. The remaining ALM derivatives portfolio continues to partially offset the risk of lower interest rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During the first nine months of 2009, the Bank purchased interest rate caps to mitigate the risk from rising rates.

  ALM Securities

        At September 30, 2008 and 2009, our available for sale securities portfolio included $6.8 billion and $18.0 billion, respectively, of securities for ALM purposes. At September 30, 2009, approximately $3.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2009, we purchased $14.0 billion and sold $3.0 billion par value of securities, as part of our investment portfolio strategy, while $546 million par value of ALM securities matured or were called.

        The portfolio is expected to remain predominately comprised of agency mortgage-backed securities as our non-agency mortgage-backed securities continue to run-off during the remainder of 2009. Based on current prepayment projections, the estimated ALM portfolio's effective duration was 1.8 at September 30, 2009, compared to 2.3 at September 30, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.8 suggests an expected price decrease of approximately 1.8 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first nine months of 2009, the ALM derivatives portfolio increased by $1.7 billion notional amount due to purchases of $4.0 billion notional amount of LIBOR cap contracts, offset by maturities of $1.4 billion and terminations of $950 million notional amount of receive fixed interest rate swaps and floors.

        The fair value of the ALM derivatives portfolio decreased primarily due to maturities of interest rate swaps and floor option contracts, terminations of interest rate swaps, and the realization of interest income. The decrease was partially offset by the addition of cap option contracts, which benefit from the expectation of higher future interest rates. For additional discussion of derivative instruments and our hedging strategies, see

Note 13 to the condensed consolidated financial statements in this Form 10-Q and Note 19 to our consolidated financial statements included in our 2008 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of September 30, 2008, December 31, 2008, and September 30, 2009 and the change in fair value between December 31, 2008 and September 30, 2009.

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009	Increase (Decrease) From December 31, 2008 to September 30, 2009
Total gross notional amount of positions held for purposes other than trading:	$5,400,000	$5,400,000	$7,050,000	$1,650,000
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$128,876	$317,569	$118,166	$(199,403)
Gross negative fair value	—	—	—	—

Positive (negative) fair value of positions, net	$128,876	$317,569	$118,166	$(199,403)

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

        As of September 30, 2009, we had $24.9 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved Value-at-Risk levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of September 30, 2009, we had $3.5 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio, net of credit reserve, as of September 30, 2008, December 31, 2008, and September 30, 2009 and the change in fair value between December 31, 2008 and September 30, 2009.

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009	Increase (Decrease) From December 31, 2008 to September 30, 2009
Total gross notional amount of positions held for trading purposes:
Interest rate	$17,946,872	$20,398,695	$24,941,719	$4,543,024
Foreign exchange(1)	4,993,475	7,112,873	2,644,418	(4,468,455)
Equity	—	10,914	193,158	182,244
Energy	4,808,754	3,757,674	3,544,518	(213,156)

Total	$27,749,101	$31,280,156	$31,323,813	$43,657

Fair value of positions held for trading purposes:
Gross positive fair value	$552,179	$1,145,208	$779,376	$(365,832)
Gross negative fair value	534,286	1,137,724	773,471	(364,253)

Positive fair value of positions, net	$17,893	$7,484	$5,905	$(1,579)

(1)
Excludes spot contracts with notional amounts of $1.0 billion, $1.1 billion and $0.3 billion at September 30, 2008, December 31, 2008 and September 30, 2009, respectively.

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

        Core deposits provide us with a sizable source of relatively stable and low-cost funds. Our $52.0 billion in average core deposits, which includes demand deposits, money market accounts, savings and consumer time deposits, combined with average stockholder's equity, funded 80 percent of average total assets of $74.4 billion in the third quarter of 2009. Most of the remaining funding was provided by wholesale borrowings from secured and unsecured sources of varying maturities.

        The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank of San Francisco (FRB). Beginning in 2008, the Bank increased its reliance on secured funding due to rate advantages compared to other financing sources. As of September 30, 2009, the Bank had

$2.9 billion of borrowings outstanding with the FHLB. During the third quarter of 2009, the Bank did not borrow under the FRB Term Auction Facility program. As of September 30, 2009, the Bank had a remaining combined unused borrowing capacity of $18.8 billion from the FHLB and the FRB.

        Our securities portfolio provides liquidity through either securities sales or repurchase agreements. During the third quarter of 2009, capacity under repurchase agreements increased $10.5 billion from $3.2 billion at June 30, 2009 to $13.7 billion at September 30, 2009.

        The Bank has a $4.0 billion unsecured Bank Note Program. As of September 30, 2009, the remaining available funding under the Bank Note Program was approximately $2.6 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program.

        The Temporary Liquidity Guarantee (TLG) Program was established by the Federal Deposit Insurance Corporation (FDIC) in October 2008. Under the TLG Program, as amended on June 3, 2009, the Bank's senior unsecured debt with a maturity date of more than 30 days and issued between October 14, 2008 and October 31, 2009 is guaranteed and backed by the full faith and credit of the United States. At September 30, 2009, a total of $1.0 billion of TLG Program guaranteed debt was outstanding, which consisted of $1.0 billion in medium-term notes. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. For debt issued on or after April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or December 31, 2012.

        In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of September 30, 2009, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. The costs and ability to raise funds are influenced by our credit ratings. The following table provides our credit ratings as of September 30, 2009.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term Short-term	A+ A-1	A A-1
Moody's	Long-term Short-term	A2 P-1	— —
Fitch	Long-term Short-term	A F1	A F1
DBRS	Long-term Short-term	A (high) R-1 (middle)	A R-1 (low)

 Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$4,923,929	$5,466,713	$7,416,069
Tier 2 capital	1,788,995	1,773,391	1,804,532

Total risk-based capital	$6,712,924	$7,240,104	$9,220,601

Risk-weighted assets	$61,365,714	$62,251,070	$63,956,189

Quarterly average assets	$61,771,614	$64,917,854	$71,384,950

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$6,712,924	10.94%	$7,240,104	11.63%	$9,220,601	14.42%	≥$	5,116,495	8.0%
Tier 1 capital (to risk-weighted assets)	4,923,929	8.02	5,466,713	8.78	7,416,069	11.60	≥	2,558,248	4.0
Leverage(1)	4,923,929	7.97	5,466,713	8.42	7,416,069	10.39	≥	2,855,398	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in thousands)	September 30, 2008	December 31, 2008	September 30, 2009	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$5,012,492	$5,380,075	$6,906,944
Tier 2 capital	1,378,628	1,451,024	1,484,451

Total risk-based capital	$6,391,120	$6,831,099	$8,391,395

Risk-weighted assets	$61,318,242	$62,025,970	$63,915,458

Quarterly average assets	$61,477,326	$64,737,767	$71,484,168

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$6,391,120	10.42%	$6,831,099	11.01%	$8,391,395	13.13%	≥$	5,113,237	8.0%	≥$	6,391,546	10.0%
Tier 1 capital (to risk-weighted assets)	5,012,492	8.17	5,380,075	8.67	6,906,944	10.81	≥	2,556,618	4.0	≥	3,834,927	6.0
Leverage(1)	5,012,492	8.15	5,380,075	8.31	6,906,944	9.66	≥	2,859,367	4.0	≥	3,574,208	5.0

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

        The increase in our and Union Bank's capital ratios primarily resulted from an increase in total capital driven by a $2.0 billion capital contribution from BTMU to UnionBanCal Corporation on September 29, 2009 and a corresponding $1.8 billion capital contribution from UnionBanCal Corporation to Union Bank.

        As of September 30, 2009, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

        The various operating segments reporting under our Chief Operating Officer and the Group Head of Pacific Rim Corporate Group are aggregated into two reportable business segments entitled "Retail Banking" and "Wholesale Banking."

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

	Retail Banking				Wholesale Banking
	As of and for the Three Months Ended September 30,		Increase/ (decrease)		As of and for the Three Months Ended September 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$214,614	$280,461	$65,847	31%	$243,504	$379,369	$135,865	56%
Noninterest income (expense)	122,546	110,565	(11,981)	(10)	92,484	86,224	(6,260)	(7)

Total revenue	337,160	391,026	53,866	16	335,988	465,593	129,605	39
Noninterest expense (income)	251,519	290,182	38,663	15	158,016	207,842	49,826	32
Credit expense (income)	7,056	7,361	305	4	49,094	92,027	42,933	87

Income (loss) from continuing operations before income taxes	78,585	93,483	14,898	19	128,878	165,724	36,846	29
Income tax expense (benefit)	30,059	36,552	6,493	22	30,508	43,314	12,806	42

Income (loss) from continuing operations	48,526	56,931	8,405	17	98,370	122,410	24,040	24
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$48,526	$56,931	$8,405	17	$98,370	$122,410	$24,040	24

Average balances—Market View (dollars in millions):
Total loans	$20,089	$21,696	$1,607	8	$27,124	$27,083	$(41)	nm
Total assets	20,945	23,944	2,999	14	31,934	33,821	1,887	6
Total deposits	18,842	27,118	8,276	44	17,647	31,316	13,669	77
Financial ratios—Market View
Risk adjusted return on capital(1)	29%	31%			15%	14%
Return on average assets(1)	0.92	0.94			1.23	1.44
Efficiency ratio(2)	74.44	74.25			43.57	41.83

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase/ (decrease)		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$63,388	$(86,874)	$(150,262)	nm	$(1,760)	$(11,920)	$519,746	$561,036	$41,290	8%
Noninterest income (expense)	2,973	9,275	6,302	nm	(19,282)	(22,135)	198,721	183,929	(14,792)	(7)

Total revenue	66,361	(77,599)	(143,960)	nm	(21,042)	(34,055)	718,467	744,965	26,498	4
Noninterest expense (income)	45,833	21,647	(24,186)	(53)%	(11,556)	(13,856)	443,812	505,815	62,003	14
Credit expense (income)	60,870	214,641	153,771	nm	(20)	(29)	117,000	314,000	197,000	nm

Income (loss) from continuing operations before income taxes	(40,342)	(313,887)	(273,545)	nm	(9,466)	(20,170)	157,655	(74,850)	(232,505)	(147)
Income tax expense (benefit)	(9,397)	(129,800)	(120,403)	nm	(3,621)	(7,887)	47,549	(57,821)	(105,370)	nm

Income (loss) from continuing operations	(30,945)	(184,087)	(153,142)	nm	(5,845)	(12,283)	110,106	(17,029)	(127,135)	(115)
Loss from discontinued operations, net of income taxes	(5,276)	—	5,276	100	—	—	(5,276)	—	5,276	100

Net income (loss)	$(36,221)	$(184,087)	$(147,866)	nm	$(5,845)	$(12,283)	$104,830	$(17,029)	$(121,859)	(116)

Average balances—Market View (dollars in millions):
Total loans	$1	$7	$6	nm	$(18)	$(21)	$47,196	$48,765	$1,569	3
Total assets	8,284	16,629	8,345	101	(18)	(41)	61,145	74,353	13,208	22
Total deposits	5,704	2,956	(2,748)	(48)	(532)	(1,936)	41,661	59,454	17,793	43
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	0.72%	(0.09)%
Efficiency ratio(2)	na	na			na	na	58.76	65.07

(1)
Annualized.
(2)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments, and low income housing investment credit (LIHC) amortization expense, as a percentage of net interest income and noninterest income.

na = not applicable

nm = not meaningful

	Retail Banking				Wholesale Banking
	As of and for the Nine Months Ended September 30,		Increase/ (decrease)		As of and for the Nine Months Ended September 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$612,996	$760,379	$147,383	24%	$689,330	$1,014,642	$325,312	47%
Noninterest income (expense)	369,293	325,956	(43,337)	(12)	258,254	271,435	13,181	5

Total revenue	982,289	1,086,335	104,046	11	947,584	1,286,077	338,493	36
Noninterest expense (income)	725,082	828,190	103,108	14	457,275	566,180	108,905	24
Credit expense (income)	20,337	22,505	2,168	11	135,634	247,057	111,423	82

Income (loss) from continuing operations before income taxes	236,870	235,640	(1,230)	(1)	354,675	472,840	118,165	33
Income tax expense (benefit)	90,603	92,135	1,532	2	83,850	120,609	36,759	44

Income (loss) from continuing operations	146,267	143,505	(2,762)	(2)	270,825	352,231	81,406	30
Loss from discontinued operations, net of income taxes	—	—	—	na	—	—	—	na

Net income (loss)	$146,267	$143,505	$(2,762)	(2)	$270,825	$352,231	$81,406	30

Average balances—Market View (dollars in millions):
Total loans	$18,975	$21,394	$2,419	13	$26,171	$28,039	$1,868	7
Total assets	19,806	23,643	3,837	19	30,954	34,970	4,016	13
Total deposits	18,577	25,376	6,799	37	18,076	27,011	8,935	49
Financial ratios—Market View
Risk adjusted return on capital(1)	30%	27%			14%	14%
Return on average assets(1)	0.99	0.81			1.17	1.35
Efficiency ratio(2)	73.74	76.17			45.17	41.36

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase/ (decrease)		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		Increase/ (decrease)
	2008	2009	Amount	Percent	2008	2009	2008	2009	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$193,854	$(82,188)	$(276,042)	(142)%	$(5,298)	$(21,448)	$1,490,882	$1,671,385	$180,503	12%
Noninterest income (expense)	23,516	3,535	(19,981)	(85)	(57,320)	(59,068)	593,743	541,858	(51,885)	(9)

Total revenue	217,370	(78,653)	(296,023)	(136)	(62,618)	(80,516)	2,084,625	2,213,243	128,618	6
Noninterest expense (income)	118,222	201,972	83,750	71	(34,249)	(37,086)	1,266,330	1,559,256	292,926	23
Credit expense (income)	128,082	653,514	525,432	nm	(53)	(76)	284,000	923,000	639,000	nm

Income (loss) from continuing operations before income taxes	(28,934)	(934,139)	(905,205)	nm	(28,316)	(43,354)	534,295	(269,013)	(803,308)	nm
Income tax expense (benefit)	3,871	(357,962)	(361,833)	nm	(10,831)	(16,951)	167,493	(162,169)	(329,662)	nm

Income (loss) from continuing operations	(32,805)	(576,177)	(543,372)	nm	(17,485)	(26,403)	366,802	(106,844)	(473,646)	(129)
Loss from discontinued operations, net of income taxes	(12,037)	—	12,037	100	—	—	(12,037)	—	12,037	100

Net income (loss)	$(44,842)	$(576,177)	$(531,335)	nm	$(17,485)	$(26,403)	$354,765	$(106,844)	$(461,609)	(130)

Average balances—Market View (dollars in millions):
Total loans	$8	$(47)	$(55)	nm	$(16)	$(20)	$45,138	$49,366	$4,228	9
Total assets	8,280	12,420	4,140	50	(16)	(33)	59,024	71,000	11,976	20
Total deposits	6,689	2,473	(4,216)	(63)	(520)	(1,333)	42,822	53,527	10,705	25
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	0.83%	(0.20)%
Efficiency ratio(2)	na	na			na	na	58.10	66.34

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

        During the nine months ended September 30, 2009, net income of Retail Banking decreased compared to the same period in 2008, resulting from a 14 percent increase in noninterest expense and a 12 percent decrease in noninterest income, partially offset by a 24 percent increase in net interest income. The increase in net interest income was primarily due to the margin contribution relating to the growth in loans and interest bearing deposits.

        Average asset growth for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily driven by a 13 percent growth in average loans. The growth in average loans was largely due to increases of 11 percent in our average residential loan portfolio and 26 percent in our average consumer loan portfolio.

        Average deposits increased 37 percent during the nine months ended September 30, 2009 compared to the same period in 2008. This increase was primarily due to the Retail Banking's strategy which continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and new products as well as deposit growth in balances held by our institutional clients. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income decreased during the nine months ended September 30, 2009 compared to the same period in 2008 by 12 percent mainly as a result of lower service charges on deposits and lower trust and investment management fees. Noninterest expense increased by 14 percent during the nine months ended September 30, 2009, compared to the same period in 2008. This increase was primarily due to intangible asset amortization related to our privatization, staff costs, FDIC deposit insurance assessment rate increase, and costs associated with an increasing deposit base.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches, Consumer Asset Management, Wealth Management and Institutional Services and Asset Management.

  •
  the Retail Banking Branches Division serves its customers through 332 full-service branches in California, 4 full-service branches in Oregon and Washington, 1 branch in Texas, and 2 international offices. We own property occupied by 117 of the domestic offices and lease the remaining properties for periods of five to twenty years. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

        The Retail Banking Branches Division is organized geographically. We serve our customers in the following ways:

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

    —
    through in-store branches.

  •
  the Consumer Asset Management Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

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

  •
  the Wealth Management Division provides comprehensive financial services to our wealthy clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, cash management and deposit and credit products. Key strategies of the Private Bank are to expand the business by leveraging existing Bank client relationships and developing niche expertise in order to acquire new Bank relationships and to open additional Private Banking Offices. Through 15 existing locations, Private Bank relationship managers offer all of our available products and services.

  •
  the Institutional Services and Asset Management Division provides investment management and administration services for a broad range of individuals and institutions.

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

        During the nine months ended September 30, 2009, net income of Wholesale Banking increased 30 percent, compared to the same period in 2008, resulting from a 47 percent increase in net interest income and a 5 percent increase in noninterest income, partially offset by a 24 percent increase in higher noninterest expense and higher credit expense. The increase in net interest income was mainly due to the margin contribution relating to higher loan volume and higher interest bearing deposits.

        For the nine months ended September 30, 2009, average loans increased 7 percent compared to the same period in 2008 primarily in our commercial and industrial loan portfolio. This increase was primarily in the Energy Capital Services and National Banking Divisions.

        Average deposit balances grew by 49 percent in the nine months ended September 30, 2009 compared to the same period in 2008 due to deposit initiatives and higher government agency balances.

        Noninterest income increased 5 percent during the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to higher trading revenues and merchant banking fees. Noninterest expense increased 24 percent in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to intangible asset amortization related to our privatization and higher FDIC deposit insurance assessments.

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

  Other

        Our net loss increased by $531.3 million in the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to lower net interest income, a higher loan loss provision and higher noninterest expense.

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

  •
  the adjustment between the credit expense under RAROC and the provision for credit losses under US GAAP;

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

        The financial results for the nine months ended September 30, 2009 were impacted by the following factors:

  •
  credit expense of $653.5 million was due to the difference between the $923.0 million provision for loan losses calculated under our US GAAP methodology and the $269.5 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income is the result of differences between the net interest income earned by the consolidated enterprise and transfer pricing results. Net interest income (expense) decreased $276.0 million to ($82.2) million compared to the same period in 2008 primarily due to the changes in transfer pricing rates and market rates;

  •
  noninterest income (expense) of $3.5 million;

  •
  noninterest expense (income) of $202.0 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. The increase in noninterest expense includes a $34.7 million increase in privatization-related expenses and a $26.0 million increase in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of ($358.0) million was due to the difference between the ($162.2) million or a (60.3) percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $195.8 million using the RAROC effective rate.

        The financial results for the nine months ended September 30, 2008 were impacted by the following factors:

  •
  net interest income (expense) of $193.9 million;

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

  •
  noninterest expense of $118.2 million related to residual costs of support groups and corporate activities not directly related to either of the two business segments. Additionally, noninterest expense in the nine months ended September 30, 2008 included a $21.0 million provision for losses on off-balance sheet commitments;

  •
  income tax expense (benefit) of $3.9 million resulted from the difference between the $167.5 million, or 31.4 percent effective tax rate, for our consolidated results and the actual tax expense calculated for reportable segments of $163.6 million using the RAROC effective rate; and

  •
  loss from discontinued operations of $12.0 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  Industry Factors

  The U.S. and global economies have experienced a recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S consumer and business economy, all of which present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances with a variety of proposed and enacted measures; there can be no assurance that these measures will successfully address these circumstances

        Commencing in 2007 and continuing throughout 2008 and into 2009, certain adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the equity securities markets, as well as volatility and a tightening of liquidity in the credit markets. Weakened credit conditions and the contraction of the capital markets have limited access to capital, reduced market liquidity and negatively impacted the value of securities and real property.

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

        In the third quarter of 2008, the volatility and disruption in the capital and credit markets reached unprecedented levels. On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA) in response to the financial crises affecting the banking system and financial markets. The EESA was the result of a proposal by former Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013, as recently extended. On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee until December 31, 2009, all non-interest-bearing transaction accounts of insured depository institutions that did not opt out of the program by December 5, 2008. Pursuant to the Temporary Liquidity Guarantee Program, the FDIC will also guarantee newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate, on an annualized basis, of 50 to 100 basis points of the amount of debt issued (on a sliding scale, depending on length of maturity of the debt). Union Bank has elected to participate in the Temporary Liquidity Guarantee Program and during the first quarter of 2009, Union Bank issued $1 billion principal amount of FDIC-guaranteed senior notes under this program. Further, pursuant to the EESA, on October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury will purchase up to $250 billion in senior preferred stock of qualifying U.S. financial institutions. Many banks and bank holding companies have participated in this program. UnionBanCal Corporation, as a wholly-owned subsidiary of a foreign bank, is not eligible to participate in the Capital Purchase Program. On August 26, 2009, the FDIC issued its final rule amending the Temporary Liquidity Guarantee Program to extend the Transaction Account Guarantee Program (TAG) for six months through June 2010. As an institution participating in the TAG, Union Bank decided not to continue to participate in the extension of the TAG.

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

        On June 17, 2009, the Treasury released a white paper entitled "Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation" (the Proposal) which outlined the Obama Administration's ambitious plan to extensively reform the U.S. financial regulatory system. If adopted in its entirety, the Proposal will result in wide-ranging changes that will affect every aspect of the financial markets and the financial regulatory landscape. For example, the Proposal would alter or eliminate several of the more significant recent legislative initiatives including the "functional regulation" regime of the Gramm-Leach-Bliley Act of 1999 and the interstate branching approval process of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The Obama Administration hopes to sign legislation enacting the provisions of the Proposal by the end of 2009. In July the Obama Administration, through the Treasury, released the text of proposed legislation for various elements of its financial regulatory reform programs. The proposed legislation provided significant detail concerning many segments of the Proposal.

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

  •
  We may be required to incur goodwill impairment losses in future periods. See "Critical Accounting Estimates—Annual Goodwill Impairment Analysis."

  •
  On December 16, 2008, the FDIC approved a uniform increase in assessment rates of 7 basis points (annual rate) for the first quarter of 2009, resulting in base annual assessment rates for institutions in Risk Category I of 12 to 14 basis points and in Risk Categories II, III and IV of 17, 35 and 50 basis points, respectively. As described further in the next risk factor below, on February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund; adopt an interim rule imposing an emergency special assessment on insured institutions of 20 basis points on June 30, 2009 (to be collected on September 30, 2009), and permitting the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary; implement changes to the risk-based assessment system; and set rates beginning the second quarter of 2009. Banks in Risk Category I will pay initial base assessment rates ranging from 12 to 16 basis points on an annual basis, beginning on April 1, 2009, while the base annual assessment rates for institutions in Risk Categories II, III and IV will be adjusted to 22, 32 and 45 basis points, respectively. As a result, we may be required to pay significantly higher FDIC premiums to restore the reserve ratio of the Deposit Insurance Fund of the FDIC to at least 1.15 percent within seven years as required by the Reform Act and the amended restoration plan. (Please see below for further information on an action and a proposed rule issued by the FDIC in May and September 2009 with respect to the special assessment, the restoration period for the Deposit Insurance Fund, an increase in assessment rates and prepayment of risk-based assessments.) In addition, to the extent that assessments of participants in the Temporary Liquidity Guarantee Program (as described above) are insufficient to cover the expenses or losses arising from the Temporary Liquidity Guarantee Program, the FDIC may impose one or more emergency special assessments on all FDIC-insured depository institutions.

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

        On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment of 5 cents per $100, or 5 basis points, of each insured institution's total assets less Tier 1 capital. The special assessment—a reduction from the original proposed assessment of 20 basis points on the regular assessment base of domestic deposits—is part of the FDIC's efforts to restore the Deposit Insurance Fund. The special assessment was capped at 10 basis points of an institution's domestic deposits so that no institution paid an amount higher than it would have paid under the original proposal. The special assessment was based on each institution's report of condition of June 30, 2009, collected on September 30, 2009, and booked as a second quarter expense for banks. The special assessment was in addition to the regular quarterly risk-based assessment.

        On September 29, 2009, the FDIC issued a proposed rule that would rescind the special assessment imposed by its May 22, 2009 action referred to above, extend the restoration period for the Deposit Insurance Fund from seven to eight years and impose an increase in assessment rates on depository institutions of three basis points in 2011. The proposed rule would also mandate that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, on December 30, 2009, when they pay their risk-based deposit insurance assessment for the third quarter of 2009.

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

  Adverse California economic conditions could adversely affect our business

        The State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector, especially the subprime housing markets, and the California state government's budgetary and fiscal difficulties. Under the budget plan approved by the California Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, the State of California will reduce services, increase sales and income taxes and other fees and take other expense reduction measures. In addition, California will fund a portion of the deficit through additional borrowings, which may include revenue anticipation warrants, a relatively high-cost form of financing. However, California voters did not approve ballot measures required to enact the budget during a special election held on May 19, 2009. The rejection of all of the revenue-related ballot measures resulted in budget deficits which were addressed, at least temporarily, in a California State Budget adopted on July 28, 2009.

        On June 25, 2009, the State Controller's Office announced that it would begin to issue IOUs in the form of registered warrants in July as the budget impasse has left the State with insufficient cash. The registered warrants, with an annual interest rate for the IOUs at 3.75% for banks and other financial institutions willing to accept the warrants, are redeemable on October 2, 2009, subject to the availability of funds. Union Bank announced that it would accept the registered warrants from customers until no later than July 10, 2009. On July 24, 2009, the California legislature passed a new budget that Governor Schwarzenegger signed into law on July 28, 2009. This budget provides for significant spending cuts to services, including education and healthcare. The financial and economic consequences of this situation cannot be predicted with any certainty at this time. On August 21, 2009, Union Bank resumed accepting the registered warrants from customers after the legislature and the Governor reached an agreement on a plan to close the state budget deficit. After the agreement was reached the State Controller's Office requested that the issuance of registered warrants end and that redemption would begin on September 4, 2009, a month earlier than originally planned. If the California state government's budgetary and fiscal difficulties continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

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

UNIONBANCAL CORPORATION (Registrant)
Date: November 12, 2009	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2009	By:	/s/ DAVID I. MATSON David I. Matson Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2009	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.