Form 10-K
period 2009-12-31
UNIONBANCAL CORP
filed 2010-03-10
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Not applicable; all of the voting stock of the registrant is owned by its parent, The Bank of Tokyo-Mitsubishi UFJ, Ltd.

        As of January 31, 2010, the number of shares outstanding of the registrant's Common Stock was 136,330,829.

DOCUMENTS INCORPORATED BY REFERENCE

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

        This report includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy and changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies and anticipated costs as a result of these developments

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of quarterly provisions for credit losses will continue in 2010 due to a continued weak economic environment and further deterioration in our loan portfolio

  •
  Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, and risk grade and credit migration trends and our delinquency rates compared to the industry average

  •
  Our assessment of economic conditions and trends and credit cycles and their impact on our business

  •
  Net interest income

  •
  The impact of changes in interest rates and our strategy to manage our interest rate risk profile

  •
  Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates compared to the industry average and our underwriting standards

  •
  Our required performance under guarantee and indemnification commitments

  •
  Our deposit base including renewal of time deposits

  •
  Our pension costs

  •
  The adequacy of our insurance coverage

  •
  Our relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers

  •
  Our expectation that a significant portion of our money market account balances will have similar relationship characteristics to our other commercial deposit balances

  •
  Our belief that our off-balance sheet arrangements do not expose us to any greater risk of loss than is already reflected on our balance sheet

  •
  Our intent to sell, and the likelihood that we would be required to sell, various investment securities

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon, Texas and Washington

  •
  The composition, estimated loss projections, and market sensitivity of our securities portfolios, our trading and hedging strategies, prepayment projections and our management of the sensitivity of our balance sheet

  •
  Tax rates and taxes, including our intention to defend tax deductions, the possible effect of changes in Mitsubishi UFJ Financial Group, Inc.'s taxable profits on our California State tax obligations and of expected tax credits or benefits and our intention to file our 2009 California tax return under a water's-edge election

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets, including goodwill and intangible assets

  •
  Anticipated uses of the $2.0 billion capital contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)

  •
  Expected rates of return, yields and projected results

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

  •
  The relationship between our business and that of BTMU and Mitsubishi UFJ Financial Group, Inc., the impact of their credit rating on our credit ratings and actions that may or may not be taken by BTMU and Mitsubishi UFJ Financial Group, Inc.

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

General

        We are a California-based, financial holding and commercial bank holding company whose major subsidiary, Union Bank, N.A., is a commercial bank. (On December 18, 2008, Union Bank, N.A. changed its name from Union Bank of California, N.A.) Union Bank provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas, as well as nationally and internationally.

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

Banking Lines of Business

        Our operations are divided into two reportable segments. These segments and their financial information are described more fully in "Business Segments" of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 24 to our Consolidated Financial Statements included in this Form 10-K Report.

        Retail Banking.    Retail Banking offers our customers a wide spectrum of financial products under one convenient umbrella. Our broad line of checking and savings, investment, loan and fee-based banking products is designed to meet individual and business needs. These products are offered in 339 full-service branches, primarily in California. In addition, Retail Banking offers e-banking through our website, check cashing services at our Cash & Save® locations.

        Corporate Banking.    Corporate Banking offers a variety of commercial financial services, including commercial loans and project financing, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized deposit and global treasury management solutions and selected capital markets products. The Corporate Banking customers include middle-market companies, large corporations, real estate companies and other more specialized industry customers. In addition, specialized depository services are offered to title and escrow companies, retailers, domestic financial institutions, bankruptcy trustees and other customers with significant deposit volumes. Corporate Banking includes a registered broker-dealer and a registered investment advisor, which provide securities brokerage and investment advisory services and manage a proprietary mutual fund family. Corporate Banking also offers loan, deposit and trust and investment products tailored to our high net worth customers, professional service firms, foundations and endowments through our Private Banking offices. Institutional customers are offered corporate trust, securities lending and custody (global and domestic) services.

Employees

        At January 31, 2010, we had 9,676 full-time equivalent employees.

Competition

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, Washington and Texas, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and financial market conditions. Such larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years. Given the recent financial crises affecting the banking system and financial markets and related volatility and tightening of liquidity in the credit markets, many banks have been aggressively seeking deposits by utilizing interest rates which lack correlation to the current federal funds market. Although we have not been required to do so, net interest income could be adversely affected should competitive pressures cause us to increase our interest rates paid on deposits in order to maintain our market share.

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

        Current federal law has made it easier for out-of-state banks to enter and compete in the states in which we operate. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act), among other things, eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. A bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for a minimum period of time (not to exceed five years), and the requirement that the acquiring bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of the insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount as may be established by state law). The Riegle-Neal Act also permits banks to acquire branches located in another state by purchasing or merging with a bank chartered in that state or a national banking association having its headquarters located in that state.

        We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will better position us to meet the challenges provided by this competition.

Monetary Policy and Economic Conditions

        Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the United States and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in United States Government securities, control of the discount rate for borrowings by financial institutions and the federal funds rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business, particularly in light of the current challenging economic conditions.

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

        The GLB Act allows "financial holding companies" to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Federal Reserve Board to become financial holding companies under the BHCA.

        Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. At this time, Union Bank has no plans to form any "financial subsidiaries."

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this policy, the Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

        Comptroller of the Currency.    Union Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency (OCC), its primary regulator, and also by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC). As part of this authority, Union Bank is required to file periodic reports with the OCC and is subject to ongoing examination by the OCC.

        The OCC has extensive enforcement authority over all national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulations, various remedies are available to the OCC. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance. The OCC, as well as other federal agencies, have adopted regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings and compensation and other employee benefits.

        Other Regulatory Oversight.    Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank. Dividends payable by Union Bank to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank to its affiliates and on transactions with affiliates, see Notes 19 and 23 to our Consolidated Financial Statements included in this Form 10-K Report.

        The Federal Deposit Insurance Act, as amended (FDIA) requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. The FDIA establishes five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank and us. Management believes that, at December 31, 2009, Union Bank and we met the requirements for "well-capitalized" institutions.

        Deposits of Union Bank are insured up to statutory limits by the FDIC and, accordingly, are subject to deposit insurance assessments. Amendments to the FDIA in 2005-2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. As a result of this legislation, Union Bank has been subject to annual assessments on deposits since 2007. The initial assessment rate was approximately 5 basis points. Prior to this change, Union Bank was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment in 2007 and part of 2008. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points. In addition, on June 30, 2009, the FDIC imposed a special assessment on banks. Union Bank's special assessment totaled $34 million and was paid on September 30, 2009.

        In November 2009, in light of the challenge to the federal deposit insurance fund from the severe U.S. recession, the FDIC issued a rule mandating that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and all of 2010, 2011 and 2012. Union Bank's prepayment totaled $352.6 million and was paid on December 30, 2009. Under this rule, each depository institution was required to record the entire amount of its prepayment as an asset, or a prepaid expense, and is allowed to count the payments as a depreciating asset. The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, if the prepaid assessment is not exhausted by June 30, 2013, the remaining amount of the prepayment will be returned to the depository institution. The prepaid assessments are in lieu of additional special assessments at this time; however, there can be no assurance that the FDIC will not impose additional special assessments or increase annual assessments in the future. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview" in Item 7 of this Form 10-K for a discussion of the recently-proposed "financial crisis responsibility fee" which could be imposed by the federal government on larger financial institutions to repay part of the cost of the government's support of the banking industry in 2008-2009.

        There are additional requirements and restrictions in the laws of the United States and the states of California, Oregon, Texas, and Washington, as well as other states in which Union Bank and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank are also subject to extensive regulation under various Federal and state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans.

        Union Bank is also subject to the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated June 1, 2009, Union Bank's compliance with CRA was rated "outstanding."

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

        Broker/Dealer Regulation.    Union Bank is not registered as a broker or dealer. The GLB Act and applicable regulations require us to conduct non-exempted securities brokerage or dealer activities through our registered broker-dealer, UnionBanc Investment Services LLC. These laws and regulations also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank's ability to advertise securities brokerage services.

        Bank Secrecy Act.    The banking industry is now subject to significantly increased regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. Failure to comply with these additional requirements may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution's anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. Failure to comply with these requirements can also subject an insured depository institution to monetary fines, penalties and other sanctions.

        Sarbanes-Oxley Act.    In November 2008, we became a privately-held company. All of our issued and outstanding shares of common stock are now owned by BTMU. We file periodic reports with the SEC in accordance with the reduced disclosure format permitted for certain wholly-owned subsidiaries, and the Sarbanes-Oxley Act applies to us.

        Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires our Chief Executive Officer and Chief Financial Officer to certify that our quarterly and annual reports do not contain any untrue statement or omission of a material fact and to make additional certifications as to the adequacy of our internal controls over financial reporting and other matters.

        In response to these requirements, we have established a Disclosure Committee to monitor compliance with these rules. Membership of the Disclosure Committee is comprised of senior management from throughout our organization whom we believe collectively provide an extensive understanding of our operations. As part of our compliance with the Sarbanes-Oxley Act, we evaluate our internal control process quarterly and we test and assess our internal controls over financial reporting annually.

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

        We do not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory. However, MUFG, which owns all of our issued and outstanding shares of common stock through its wholly-owned subsidiary BTMU, is subject to the requirements of the new Basel II under the rules of the Japan Financial Services Agency (JFSA). In addition, the rules of the JFSA require subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent's consolidated risk-weighted assets to also comply with Basel II. Because we meet this criterion, the JFSA requirement will be applicable to us. In order to facilitate the JFSA requirements, we expect to adopt the new Basel II rules as in effect in the U.S., subject to approval by our U.S. bank regulators. BTMU is reimbursing us for expenditures that we are incurring for Basel II projects that we would not have undertaken for our own risk management purposes. At this time, the impact on our minimum capital requirements under Basel II is not known.

        Customer Information Security.    The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Union Bank has adopted a customer information security program that has been approved by its Board of Directors.

        Privacy.    The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks' policies and procedures. Union Bank implemented a privacy policy effective since the GLB Act became law, pursuant to which all of its existing and new customers are notified of the privacy policies. State laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries.

  Economic and Financial Crisis and the U.S. Government's Response

        Congress, Treasury and the federal banking regulators have taken broad action since September 2008 to address volatility in the U.S. financial system and the U.S. recession. In October 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was enacted. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 per depositor through December 31, 2013. Pursuant to its Temporary Liquidity Guarantee Program, the FDIC has guaranteed newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. Union Bank elected to participate and, during the first quarter of 2009, issued $1 billion principal amount of FDIC-guaranteed senior notes under this program.

        In October 2008, the U.S. Treasury enacted a voluntary Capital Purchase Program under its Troubled Asset Relief Program (TARP) pursuant to which the Treasury purchased senior preferred stock of qualifying U.S. financial institutions. Many banks and bank holding companies participated in this program. UnionBanCal, as a wholly-owned subsidiary of a foreign bank, was not eligible to participate in the Capital Purchase Program.

  Possible Future Legislation and Regulatory Initiatives

        The recent economic and political environment has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact our industry. For example, Congress is considering a variety of proposals that would make significant changes to the financial regulatory system and affect the financial services industry, including greater powers to regulate risk across the financial system; a new Financial Services Oversight Council; a Consumer Financial Protection Agency; potential limits on the scope of federal preemption of state laws as applied to national banks; restrictions on bank activities intended to protect consumers, such as "cram-down" provisions which would allow courts to modify mortgage terms in bankruptcy proceedings; and changes in the regulatory agencies. In addition, there have been recent proposals to place new restrictions on the size and activities of large financial institutions, restrict compensation paid to bank officers, substantially increase fees and taxes, and substantially increase capital and liquidity requirements. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.

  Other Recent Developments

        In November 2009, the Federal Reserve Board adopted amendments under its Regulation E that impose new restrictions on banks' abilities to charge overdraft services and fees. The final rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We expect these amendments to result in decreased revenues and increased compliance costs for the banking industry and Union Bank.

Financial Information

        See our Consolidated Financial Statements starting on page F-53 for financial information about UnionBanCal Corporation and its subsidiaries.

Item 1A.   Risk Factors

        We are subject to numerous risks and uncertainties, including but not limited to the following information:

  Industry Factors

  U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S consumer and business economy, all of which present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances with a variety of measures; there can be no assurance that these measures will successfully address these circumstances

        Commencing in 2007 and continuing throughout 2008 and 2009, adverse financial developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

        In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress. Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for discussion of these measures.

        It cannot be predicted whether the U.S. governmental actions in the past two years will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the recessionary conditions will continue. If, notwithstanding the government's fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for our company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as the Department of Treasury's Capital Purchase Program and may not qualify for participation in future federal programs.

        Recently, certain sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally.

  Difficult market conditions have adversely affected the U.S. banking industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing in 2009, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities and, more recently, residential, commercial real estate loans and small business and other commercial loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  Our ability to assess the creditworthiness of our customers and counterparties may be impaired if the models and approaches we use to select, manage, and underwrite our customers and counterparties become less predictive of future behaviors.

  •
  We may not be able to accurately estimate credit exposure losses because the process we use to estimate these losses requires difficult, subjective, and complex judgments with respect to predictions which may not be amenable to precise estimates, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans.

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

  •
  We will likely be subject to increased FDIC deposit premiums which will increase our costs. The FDIC may also impose one or more special or emergency assessments and has required U.S. banks to prepay quarterly assessments due over the period from 2009 to 2012. Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for discussion of recent FDIC actions relating to deposit assessments and to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview" in Item 7 of this Form 10-K for a discussion of the recently-proposed "financial crisis responsibility fee" which could be imposed by the federal government on larger financial institutions to repay part of the cost of the government's support of the banking industry in 2008-2009.

  The effects of changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our expenses and diverts management attention from our business operations.

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

        Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for discussion of certain recently enacted and proposed laws and regulations that may affect our business.

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

        We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowances because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers' ability to repay their loans, resulting in our increasing the allowances. Continued volatility in fuel and energy costs could also adversely impact some borrowers' ability to repay their loans. We might also increase the allowances because of unexpected events. Any increase in the allowances would result in a charge to earnings.

  Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers and decrease our revenue from other customers

        Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the recent financial crisis, legislation has been proposed to allow mortgage loan "cram-downs," which would empower courts to modify the terms of mortgage and home equity loans including to reduce the principal amount to reflect lower underlying property values. This could result in our writing down the value of our residential mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

        Recent changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and fees and can be expected to result in decreased revenues and increased compliance costs for the industry and Union Bank. See "Supervision and Regulation—Other Recent Developments."

  The need to account for assets at market prices may adversely affect our results of operations

        We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. Given the continued adverse conditions in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

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

  Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

        Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact and has in past years impacted our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. This impact could result in a decrease in our interest income relative to interest expense. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages. If a rising rate environment were to ensue, it could present new challenges for the industry and Union Bank.

  Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position

        Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. While transaction accounts at FDIC-insured banks have been fully-guaranteed by the FDIC since October 2008, this guarantee expired as of December 31, 2009, unless individual banks elected to extend the guarantee, for an additional fee to the FDIC. Union Bank determined not to extend the guarantee as to its deposits. Those developments may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates or reduce fees to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

        In addition, we have benefited from a "flight to quality" by consumers and businesses seeking the relative safety of bank deposits over the past two years. As interest rates rise from historically low levels during the current period, our newly acquired deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as a recovery in the economy ensues, some existing or prospective deposit customers of banks generally, including Union Bank, may be inclined to pursue other investment alternatives.

        Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

  Substantial competition could adversely affect us

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources that are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, including in our principal markets resulting from adverse economic and market conditions. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years.

  Changes in accounting standards could materially impact our financial statements

        From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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

  Company Factors

  Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. Additionally, a continued or further downturn in the residential real estate and housing industries in California could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, is being increasingly adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could continue to adversely affect commercial property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications/media industry, the retail industry, the energy industry and the technology industry in particular, are also being impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Conditions in the commercial real estate and commercial and industrial markets have led us to take additional provisions against credit losses in these portfolios, as to which we expect a higher level of charge offs during 2010. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

  Adverse California economic conditions could adversely affect our business

        The government of the State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. Under the budget plan approved by the California Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, the State of California reduced services, increased sales and income taxes and other fees and enacted other expense reduction measures. In addition, California funded a portion of the deficit through additional borrowings, which included registered warrants, a relatively high-cost form of financing. California voters did not approve ballot measures required to enact the budget during a special election held on May 19, 2009. The rejection of all of the revenue-related ballot measures resulted in budget deficits which were addressed, at least temporarily, in a California State Budget adopted on July 28, 2009.

        On January 8, 2010, Governor Arnold Schwarzenegger submitted his proposed budget for the 2010 fiscal year. This budget provides for significant spending cuts to services, including healthcare, transportation and housing. The proposed budget also requires California to obtain $6.9 billion in federal funding. However, there have been no assurances from the federal government that such funds will be furnished to California. If such funds are not awarded, California may be forced to further cut state services or raise taxes or fees.

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

  The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's financial or regulatory condition could adversely affect our operations

        We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG's credit ratings were to decline, this could adversely affect our credit ratings.

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

  Risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

        We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. We may not be successful in completing any acquisition or investment as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties.

        In addition, we continue to evaluate the performance of all of our businesses and may sell or restructure a business. Any divestitures or restructurings may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition and may involve additional risks including difficulties in obtaining any required regulatory approvals, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees.

        We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition, divestiture or restructuring we might make.

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

  We rely on third parties for important products and services

        Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Among other services provided by these vendors, third-party vendors play a key role in the implementation of our integrated banking platform. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, implement our integrated banking platform and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense.

  Our business could suffer if we fail to attract, retain and successfully integrate skilled personnel

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

        In the past few years, we have experienced significant turnover among members of management, primarily due to retirement. We must successfully integrate any new management personnel that we bring into the organization in order to achieve our operating objectives as new management becomes familiar with our business.

        In recent months, the federal bank regulators have published guidance relating to incentive compensation policies at insured depository institutions and a release seeking comment on whether the FDIC's risk-based deposit insurance assessment system should be changed to account for risks arising from employee compensation programs. Specifically, the FDIC has requested comment on whether a bank's compensation program should be a basis for adjusting the bank's FDIC assessment rate. It cannot be predicted whether these regulatory initiatives will result in definitive regulations or policies that will affect compensation at depository institutions, nor whether the effect of any such regulations or policies will be to make it more difficult for banks to attract and retain skilled personnel.

  The challenging operating environment and current operational initiatives may strain our available resources

        There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our integrated banking platform, adoption of the Basel II capital guidelines, various strategic initiatives, a disruptive economic environment, a challenging regulatory environment and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.

  Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities

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

  Changes in our tax rates could affect our future results

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MUFG and either all worldwide affiliates or only U.S. affiliates. Prior to 2009, we elected to file our California franchise tax returns on a worldwide unitary basis. We intend to file our 2009 California tax return under a water's-edge election. If a water's-edge election is made, it will be effective as of April 1, 2009, and MUFG will be included in our California franchise tax return through March 31, 2009, MUFG's fiscal year-end. Increases or decreases in MUFG's taxable profits will increase or decrease our effective tax rate. We review MUFG's financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG's later fiscal year-end. Our California effective tax rate can change during the calendar year, or between calendar years, as additional information becomes available. If we understate our tax obligations we could be subject to penalties. Our effective tax rates are also affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretation and by the outcomes of examinations of our income tax returns by the tax authorities.

  Our credit ratings are important in order to maintain liquidity.

        Major credit rating agencies regularly evaluate the securities of UnionBanCal Corporation and the securities and deposits of Union Bank, and their ratings of our long-term debt and other securities and also of our short-term obligations are based on a number of factors, including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings.

        If our long-term or short-term credit ratings suffer downgrades, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing to lend to us, thereby curtailing our business operations and reducing our ability to generate income.

        Certain of our derivative instruments contain provisions that require us to maintain a specified credit rating. If our credit rating were to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions.

        Adverse changes in the credit ratings of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings.

  We are subject to operational risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments." Operational risk includes execution risk related to operational initiatives, including implementation of our integrated banking platform, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of changes in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

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

        We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, such as computer hacking or viruses, electrical or telecommunications outages or unexpected difficulties with the implementation of our integrated banking platform, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

  Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep and attract and/or retain lending and deposit customers and employees and can expose us to litigation and regulatory action and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important for some commercial deposit customers and also to our access to unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

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

  Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

        On November 4, 2008, we became a privately held company pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among UnionBanCal, BTMU and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU. All of our issued and outstanding shares of common stock are now owned by MUFG through its wholly-owned subsidiary BTMU. As such, we would have been no longer required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 (the Exchange Act); however, we have elected to voluntarily register our common stock under the Exchange Act and for so long as we maintain that registration in effect we will be required to continue to file such periodic reports with the SEC in accordance with a reduced disclosure format permitted for certain wholly-owned subsidiaries.

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

Item 1B.   Unresolved Staff Comments

        None.

Item 2.   Properties

        At December 31, 2009, we operated 335 full service branches in California, 4 full service branches in Oregon and Washington, 1 branch in Texas and 2 foreign branches. We own the property occupied by 117 of the domestic offices and lease the remaining properties for periods of five to twenty years.

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

        For the period from January 1 through November 3, 2008, the average daily trading volume of our common stock was 1,550,976 shares. At November 3, 2008, our common stock closed at $73.48 per share. The following table presents stock quotations for the first three quarters in 2008 and the fourth quarter in 2008 through November 3, 2008.

	2008
	High	Low
First quarter	$53.59	$39.32
Second quarter	56.00	39.00
Third quarter	74.58	34.81
Fourth quarter	74.36	73.02

        The following table presents quarterly per share cash dividends declared for 2008.

2008
First quarter	$0.52
Second quarter	0.52
Third quarter	0.52
Fourth quarter	—

Item 6.   Selected Financial Data

        See page F-1 of this Form 10-K Report.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        See pages F-1 through F-51 of this Form 10-K Report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

        See pages F-35 through F-39 of this Form 10-K Report.

Item 8.   Financial Statements and Supplementary Data

        See pages F-53 through F-136 of this Form 10-K Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.   Controls and Procedures

        Disclosure Controls.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2009. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations.

        Internal Controls Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page F-140. The Report of Independent Registered Public Accounting Firm is presented on page F-137. During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

        The following is a description of the fees billed to UnionBanCal by Deloitte & Touche LLP for each of the last two fiscal years. All fees for 2008 and 2009 were approved by our Audit & Finance Committee.

	2008	2009
Audit Fees(1)	$3,816,314	$3,430,658
Audit-Related Fees(2)	946,483	666,545
Tax Fees(3)	176,417	241,253
Total	$4,939,214	$4,338,456

(1)
Audit fees relate to services rendered in connection with the annual audit of UnionBanCal's consolidated financial statements, quarterly reviews of financial statements included in UnionBanCal's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of UnionBanCal's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2008, additional costs of the privatization, securities valuations and loan reviews due to the credit environment were incurred. For 2009, additional costs of the privatization and goodwill impairment analysis were incurred.

(2)
Audit-related fees relate to assurance and related services that are reasonably related to the performance of the audit or review of UnionBanCal's financial statements and are not included in Audit Fees. For 2008 and 2009, this included fees for services provided in connection with service auditors reports and audits of employee benefit plans. For 2008, the overall cost of providing the Statements on Auditing Standards No. 70 reports for Union Bank's trust business partially increased due to the sale of the Retirement Recordkeeping Business. For 2009, additional costs of Basel II were incurred.

(3)
Tax fees include fees for tax compliance, tax advice, and tax planning services. For 2008 and 2009, fees related to tax compliance and preparation were $130,196 and $123,889, respectively. For 2008 and 2009, this included tax services for expatriates and the Calgary Branch. For 2008 and 2009, fees related to tax advice and planning were $46,221 and $117,364, respectively. For 2008, this included tax consulting on State of California matters and training. For 2009, this included tax consulting on the privatization.

        The Audit & Finance Committee also considered whether the provision of the services other than audit services is compatible with maintaining Deloitte & Touche LLP's independence. All of the services described above were approved by the Audit & Finance Committee in accordance with the following policy.

Pre-approval of Services by Deloitte & Touche LLP

        The Audit & Finance Committee has adopted a policy for pre-approval of audit and permitted non-audit services by Deloitte & Touche LLP. The Audit & Finance Committee will consider annually and, if appropriate, approve the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services; provided, however, that:

  •
  the pre-approval request must be detailed as to the particular services to be provided;

  •
  the pre-approval may not result in a delegation of the Audit & Finance Committee's responsibilities to the management of UnionBanCal; and

  •
  the pre-approved services must be commenced within six months of the Audit & Finance Committee's pre-approval decision.

        The Audit & Finance Committee will also consider on a case-by-case basis and, if appropriate, approve, specific engagements that are not otherwise pre-approved.

        Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit & Finance Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit & Finance Committee Chair. The Chair reports any specific approval of services at the Audit & Finance Committee's next regular meeting. The Audit & Finance Committee regularly reviews summary reports detailing all services being provided by its independent registered public accounting firm.

PART IV

Item 15.   Exhibits and Consolidated Financial Statement Schedules

(a)(1)    Financial Statements

        Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are set forth on pages F-53 through F-140. (See index on page F-52).

(a)(2)    Financial Statement Schedules

        All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3)    Exhibits

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(2)

No.	Description
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(c)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)
18.1	Preferability Letter of Independent Registered Public Accounting Firm(5)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(4)
24.1	Power of Attorney(4)
24.2	Resolution of Board of Directors(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated November 4, 2008 (SEC File No. 001-15081).

(2)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated January 27, 2010 (SEC File No. 001-15081).

(3)
Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(4)
Provided herewith.

(5)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (SEC File No. 001-15081).

UnionBanCal Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Selected Financial Data

(Dollars in thousands)	2005	2006	2007	2008(1)	2009(1)
Results of operations:
Net interest income(2)	$1,842,340	$1,844,393	$1,732,652	$2,060,660	$2,260,422
(Reversal of) provision for loan losses(3)	(50,683)	(5,000)	81,000	515,000	1,114,000
Noninterest income	681,342	759,214	799,539	772,656	727,144
Noninterest expense	1,480,057	1,557,949	1,574,201	1,896,696	2,088,501

Income (loss) from continuing operations before income taxes(2)	1,094,308	1,050,658	876,990	421,620	(214,935)
Taxable-equivalent adjustment	4,352	6,401	9,272	9,812	11,310
Income tax expense (benefit)	357,529	274,720	294,354	127,868	(161,284)

Income (loss) from continuing operations	732,427	769,537	573,364	283,940	(64,961)
Income (loss) from discontinued operations, net of taxes	130,506	(16,541)	34,730	(15,055)	—

Net income (loss)	$862,933	$752,996	$608,094	$268,885	$(64,961)

Balance sheet (end of period):
Total assets(5)	$49,416,002	$52,619,576	$55,727,748	$70,121,390	$85,598,128
Total loans	33,095,595	36,671,723	41,204,188	49,585,550	47,228,508
Nonperforming assets	61,645	42,365	56,525	436,515	1,349,793
Total deposits	39,949,257	41,850,682	42,680,191	46,049,769	68,517,653
Medium- and long-term debt	801,095	1,318,847	1,913,622	4,288,488	4,212,184
Stockholder's equity	4,559,700	4,571,401	4,737,981	7,484,305	9,580,333
Balance sheet (period average)(6):
Total assets	$47,449,564	$49,846,868	$53,468,142	$60,908,355	$73,766,090
Total loans	31,452,606	35,704,129	39,424,327	46,112,105	48,989,567
Earning assets	42,786,530	45,077,084	48,968,917	55,556,063	67,418,580
Total deposits	39,393,393	40,000,434	42,185,536	43,133,196	56,594,591
Stockholder's equity	4,280,085	4,574,185	4,603,022	5,170,795	7,855,190
Financial ratios(6):
Return on average assets:
From continuing operations	1.54%	1.54%	1.07%	0.47%	(0.09)%
Net income	1.82	1.51	1.14	0.44	(0.09)
Return on average stockholder's equity:
From continuing operations	17.11	16.82	12.46	5.49	(0.83)
Net income	20.16	16.46	13.21	5.20	(0.83)
Efficiency ratio(7)	57.99	59.80	60.68	64.24	66.34
Net interest margin(2)	4.31	4.09	3.54	3.71	3.35
Tangible common equity ratio(3)	8.31	7.84	7.73	6.96	8.29
Tier 1 common capital ratio(4)	9.15	8.66	8.28	8.76	11.80
Tier 1 risk-based capital ratio(5)	9.17	8.68	8.30	8.78	11.82
Total risk-based capital ratio(5)	11.10	11.71	11.21	11.63	14.54
Leverage ratio(5)	8.39	8.44	8.27	8.42	9.45
Allowance for loan losses to:(8)
Total loans	1.06	0.90	0.98	1.49	2.87
Nonaccrual loans	596.91	792.32	722.64	177.79	103.03
Allowances for credit losses to:(9)
Total loans	1.32	1.12	1.20	1.74	3.25
Nonaccrual loans	743.58	987.06	884.80	208.01	116.42
Net loans charged off (recovered) to average total loans	(0.01)	0.04	0.03	0.37	1.02
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	0.19	0.12	0.14	0.88	2.86
Nonperforming assets to total assets(5)	0.12	0.08	0.10	0.62	1.58

(1)
On November 4, 2008, Mitsubishi UFJ Financial Group, Inc. (MUFG), through its wholly owned subsidiary, The Bank of Tokyo—Mitsubishi UFJ, Ltd. (BTMU), completed its acquisition of all of the remaining outstanding shares of UnionBanCal Corporation (the Company) common stock (the "privatization transaction"). The Company estimated the fair value of its tangible assets and liabilities as of October 1, 2008 and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. In addition, the Company recorded goodwill and other intangible assets. The Company's financial condition as of December 31, 2008 reflects the impact of these fair value adjustments and other amounts recorded. The Company's results of operations starting in the fourth quarter of 2008 include accretion and amortization related to the fair value adjustments.

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

(4)
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

(7)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments and low income housing credit (LIHC) investment amortization expense, as a percentage of net interest income (taxable-equivalent basis) and noninterest income, and is calculated for continuing operations only. LIHC amortization expense was $18.1 million, $21.3 million, $28.5 million, $40.6 million and $49.1 million for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

(8)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

(9)
The allowances for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonperforming loans, as appropriate. These ratios relate to continuing operations only.

This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please also refer to Part I, Item 1A "Risk Factors" for a discussion of some factors that may cause results to differ.

        You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2007, 2008 and 2009 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K Report. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-K Report, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based, financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We had consolidated assets of approximately $86 billion at December 31, 2009.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo Mitsubishi UFJ, Ltd. (BTMU). Prior to the transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock. For further information on UnionBanCal's privatization transaction, refer to Note 2 to our consolidated financial statements included in this Form 10-K report.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our 2009 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-K Report. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K Report for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S consumer and business economy, all of which present challenges for the banking and financial services industry. Despite the continued uncertain economic environment, we generated significant deposit growth, as well as growth in net interest income.

        In 2009, our average total loans grew 6 percent from 2008 to $49 billion. This growth was spread across residential real estate, construction, consumer and commercial real estate, due to increased loan demand and reduced competition.

        During 2009, we provided $1,165 million for our allowances for credit losses compared to $550 million in 2008. The increase, which reflects weak economic conditions, was primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, increased uncertainty related to the timing and severity of losses to be realized in the commercial real estate portfolio and increases in loss factors related to several portfolio sectors, including our consumer and small business loan portfolios. We anticipate that the economic environment will remain weak and will result in further deterioration in our loan portfolio. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $437 million and $1.3 billion at December 31, 2008 and 2009, respectively. The increase in nonperforming assets was primarily due to higher nonaccrual loans in all categories, reflecting weak economic conditions, and a previously disclosed change in accounting policy for residential and home equity loans 90 days or more past due, which accounted for $225 million of the increase. Net loans charged off were $499 million in 2009, compared to $170 million in 2008. The increase in net loans charged off was primarily due to higher commercial, financial, and industrial loan charge offs.

        At December 31, 2008 and 2009, our allowances for credit losses as a percent of total loans were 1.74 percent and 3.25 percent, respectively. At December 31, 2008 and 2009, our allowances for credit losses as a percent of nonaccrual loans were 208 percent and 116 percent, respectively. At December 31, 2008 and 2009, our allowance for loan losses as a percent of total loans were 1.49 percent and 2.87 percent, respectively. At December 31, 2008 and 2009, our allowance for loan losses as a percent of nonaccrual loans were 178 percent and 103 percent, respectively.

        In 2009, our average total deposits increased 31 percent to $56.6 billion compared to 2008. In 2009, our average noninterest bearing deposits increased 10 percent to $13.9 billion compared to 2008. In 2009, our average interest bearing deposits increased by 40 percent compared to 2008 to $42.7 billion. The increase reflects the results of targeted retail and corporate deposit-gathering marketing initiatives throughout Union Bank, including a new industry strategy targeting retail brokerage firm clients and other long standing industry markets, as well as significant growth in money market account deposits from state and local governments, and institutional escrow clients. Average noninterest bearing deposits represented 25 percent of average total deposits in 2009, compared to 29 percent in 2008. The annualized average all-in-cost of funds improved to 0.84 percent in 2009, compared to 1.72 percent in 2008.

        In 2009, our net interest income (on a taxable-equivalent basis) increased 10 percent from 2008 to $2.3 billion, primarily due to lower rates paid on interest bearing liabilities, investment securities growth, and purchase price accounting accretions related to our privatization, partially offset by lower yields on earning assets. However, our net interest margin contracted 36 basis points compared to the same period last year, primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in lower yielding interest bearing deposits in banks, which was driven by our excess liquidity.

        In 2009, our noninterest income declined 6 percent from 2008 to $727 million, primarily due to lower trust and investment management fees, lower gains from the sales and distributions from, as well as impairments on, private capital investments and prior year gains on the partial redemption of our Visa Inc. and MasterCard Inc. common stocks. These decreases were partially offset by gains on the sale of U.S. Treasury and mortgage-backed securities.

        In 2009, our noninterest expense grew by 10 percent from 2008 to $2.1 billion. The increase was primarily due to higher intangible asset amortization related to the privatization transaction, higher regulatory agency fees, higher provision for credit losses on off-balance sheet commitments, and higher expenses related to our low income housing investments (LIHC).

        Our effective tax rate, reflecting a tax benefit was (71) percent in 2009, compared to 31 percent in 2008. The change in the effective tax rate was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes.

        On September 29, 2009, we received a $2.0 billion capital contribution from BTMU. The contribution was made to provide us with additional capital to offset potential future credit losses consistent with a highly adverse economic scenario. To the extent actual credit losses are lower than those that would be incurred in the highly adverse scenario, we will have excess capital that could be deployed to support incremental organic growth and acquisitions.

        In the fourth quarter of 2008, we elected to participate in the voluntary Temporary Liquidity Guarantee (TLG) Program established by the FDIC in October 2008. Under the TLG Program, all senior unsecured debt issued by insured depository institutions between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days was guaranteed by the FDIC. In the first quarter of 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes guaranteed through the TLG Program, which remained outstanding as of December 31, 2009.

        In January 2010, President Obama announced his intention to propose a Financial Crisis Responsibility Fee that would be imposed on U.S. financial firms with more than $50 billion in consolidated assets, regardless of whether or not such firms were eligible to receive TARP funds. (As a wholly-owned subsidiary of a foreign bank, we were not eligible for TARP.) The fee is intended to repay the cost of TARP. The proposed fee will be assessed at approximately 15 basis points of covered liabilities per year. Covered liabilities are defined as an institution's assets minus Tier 1 capital and FDIC assessed deposits, with adjustments for insurance liabilities covered by state guarantee funds. We cannot predict whether this proposal will be enacted in its current form or at all.

        The discussion of our financial results is based on results from continuing operations, unless otherwise stated.

Critical Accounting Estimates

  General

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, we use a discount factor and other assumptions to determine the fair value of assets and liabilities. A change in the discount factor or another important assumption could significantly increase or decrease the values of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include employee turnover factors for our pension obligation, fair value of certain derivatives and securities, expected useful lives of our depreciable assets and assumptions regarding our effective income tax rates.

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

        Our most significant estimates are approved by our Risk & Capital Committee, which is comprised of selected senior officers of the Bank. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit & Finance Committee of our Board of Directors.

        All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K Report. The following describes our most critical accounting policies and our basis for estimating the allowances for credit losses, pension obligations, income taxes, asset impairment, valuation of financial instruments, annual goodwill impairment and hedge accounting.

  Allowances for Credit Losses

        The allowances for credit losses, which consist of the allowances for loan and off-balance sheet commitment losses, are estimates of the losses that may be sustained in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. The allowances are based on two methods of accounting. The first requires that losses be accrued for groups of loans when they are probable of occurring and estimable; the second requires that losses be accrued for individually impaired loans based on the difference between the value of collateral, present value of estimated future cash flows or price that is observable in the secondary market and the loan balance.

        Our allowances for credit losses have four components: the formula allowance, the specific allowance, the unallocated allowance and the allowance for off-balance sheet commitments, which is included in other liabilities. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a model based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include data that, in management's judgment, makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for current conditions that would more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance is intended to capture losses that are attributable to various economic events, as well as to industry or geographic sectors, whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of likely utilization based upon historical data. At December 31, 2009, our allowance for loan losses was $1,357 million and our allowance for off-balance sheet commitments was $176 million, based upon our assessment of the probability of loss. For further information regarding our allowance for loan losses, see "Allowances for Credit Losses" in this Form 10-K Report.

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

        Our net actuarial losses (pretax) decreased $225 million between December 31, 2008 and 2009. Of the total $527 million of net actuarial loss at December 31, 2009, $234 million, which is the excess of the fair value of plan assets over the market-related value of plan assets, is recognized separately through the asset smoothing method over four years. Approximately $121 million will be subject to amortization over 9.6 years. The remaining $172 million is not currently subject to amortization. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2010 net periodic pension cost will be $12.7 million of amortization related to net actuarial losses. We estimate that our total 2010 net periodic pension cost will be approximately $3.7 million, assuming $100 million in contributions in 2010. The primary reason for the decrease in net periodic pension cost for 2010 compared to $7 million in 2009 is a higher asset base resulting in higher expected return on assets and an increase in the discount rate from 5.75 percent to 6.25 percent. The 2010 estimate for net periodic pension cost was actuarially determined using a discount rate of 6.25 percent, an expected return on plan assets of 8.00 percent and an expected compensation increase assumption of 4.70 percent.

        A 50 basis point increase in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2010 periodic pension cost by ($13.4) million, ($9.1) million, and $3.9 million, respectively. A 50 basis point decrease in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2010 periodic benefit cost by $14.8 million, $9.1 million, and ($3.7) million, respectively.

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

        We provide reserves for unrecognized tax benefits in accordance with the guidance related to accounting for uncertainty in income taxes. In applying the accounting guidance, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. The guidance requires us to make assumptions and judgments about potential outcomes that lie outside management's control. To the extent the tax authorities disagree with our conclusions, and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement with the tax authorities.

        The State of California requires us to file our franchise tax returns as a member of a unitary group that includes MUFG and either all worldwide affiliates or only U.S. affiliates. Prior to 2009, we filed our California franchise tax returns on a worldwide unitary basis. We intend to make a water's-edge election for our 2009 California tax return, and we have reflected that election in our 2009 income tax expense. If a water's-edge election is made, it will be effective as of April 1, 2009, and MUFG's worldwide taxable profits (or losses) will be included in our California franchise tax return through March 31, 2009, MUFG's fiscal year-end. Changes in MUFG's taxable profits will impact our effective tax rate. MUFG's taxable profits are impacted most significantly by changes in the worldwide economy, and decisions that they may make about the timing of the recognition of credit losses or other matters. When MUFG's taxable profits rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and MUFG's fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. If we understate our tax obligations we could be subject to penalties. Recent amendments to California tax law now impose an automatic 20 percent penalty for an understatement of tax in excess of $1 million for any taxable year beginning on or after January 1, 2003 for which the statute of limitations on assessment has not expired.

  Valuation of Financial Instruments

        Effective January 1, 2008, we adopted new accounting guidance related to all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no impact on our financial position or results of operations. For detailed information on our use of fair valuation of financial instruments and our related valuation methodologies, see Note 17 to our Consolidated Financial Statements included in this Form 10-K Report.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources (e.g., interest rates, yield curves, foreign exchange rates, volatilities and credit curves), while unobservable inputs reflect our estimates of assumptions that would be considered by market participants. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider our creditworthiness in determining the fair value of our trading liabilities.

        Based on the observability of the inputs used in the valuation, we classify our financial assets and liabilities measured and disclosed at fair value within a three-level hierarchy (i.e., Level 1, Level 2 and Level 3). This hierarchy ranks the quality and reliability of the information used to determine fair values with Level 1 deemed most reliable and Level 3 having at least one significant unobservable input. The degree of management judgment required in measuring fair value increases with the higher level of measurement.

        Included in the Level 3 category at December 31, 2008 are collateralized loan obligations (CLO), which are illiquid with limited market activity. These securities were transferred from securities available for sale to held to maturity in 2009. All of our CLO securities are known as "Cash Flow CLOs." A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. We estimate the fair value of our CLOs using a pricing model, as well as broker quotes. The model inputs are based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates. The fair value of our CLOs increased by $0.3 billion from December 31, 2008 to $1.5 billion at December 31, 2009. Since no observable credit quality issues (i.e., no projected cash flow shortages) were present in our CLO portfolio at December 31, 2009, and we do not intend or it is not more likely than not that we will be required to sell the CLO securities before recovery, the securities were not other-than-temporarily impaired.

        The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2009.

	December 31, 2008		December 31, 2009
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair
value on a recurring basis
Assets:
Level 1	$961,535	10%	$12,696,149	55%
Level 2	7,624,037	79	10,746,219	46
Level 3	1,203,092	13	6,878	—
Netting Adjustment(1)	(153,377)	(2)	(135,885)	(1)

Total	$9,635,287	100%	$23,313,361	100%

As a percentage of total Company assets		14%		27%

Liabilities:
Level 1	$56,470	6%	$9,901	2%
Level 2	1,131,570	109	643,115	119
Level 3	—	—	—	—
Netting Adjustment(1)	(153,377)	(15)	(111,885)	(21)

Total	$1,034,663	100%	$541,131	100%

As a percentage of total Company liabilities		2%		1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

  Asset Impairment

        We make estimates and assumptions when preparing our consolidated financial statements for which actual results will not be known for some time. This includes the recoverability of long-lived assets employed in our business, including those of acquired businesses.

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

        Debt securities available for sale and debt securities held to maturity are subject to impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or if we do not expect to recover the entire amortized cost basis of the security. Any impairment on securities we intend, or are more likely than not required, to sell is recognized in earnings as the entire difference between the amortized cost and its fair value. Any impairment on securities we do not intend, or are not more likely than not required, to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security. During 2009, we recognized an insignificant amount of other-than-temporary impairment on two CLO securities.

        Quarterly, we evaluate our private capital investments for impairment by reviewing the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. During 2009, we recognized an other-than-temporary impairment of $15.5 million for our private capital investment portfolio.

  Annual Goodwill Impairment Analysis

        We review our goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for a potential impairment of goodwill, we estimate the fair value of goodwill allocated to our designated operating units and compare this value to the aggregate carrying value of goodwill for those operating units. At December 31, 2009, our goodwill balance was $2.4 billion.

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

        During the second quarter of 2009, we changed the date of our annual goodwill impairment test from January 1 to April 1. The change was made to more closely align the impairment testing date with the testing date used by BTMU, as we became a wholly-owned subsidiary of BTMU in the fourth quarter of 2008.

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

  Hedge Accounting

        In order to manage the risk of adverse changes in the fair value or cash flows of certain financial instruments (e.g., loans, debt and securities) associated with changes in interest rates, foreign currency exchange rates, or other factors, derivative instruments are acquired to mitigate such adverse changes that might occur in the future. Most of the derivative instruments acquired for this purpose qualify for hedge accounting treatment under generally accepted accounting principles.

        The determination of whether a hedging relationship qualifies for hedge accounting requires judgment. For example, before hedge accounting can be applied, the hedging relationship must be expected to be highly effective, which involves an assessment of past results and future expectations. At the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. The determination of changes in fair value of the hedged item attributable to the risk being hedged and the hedging instrument also may require judgment if quoted market prices or sufficient observable market data is unavailable. When a hedge is designated for a group of similar financial instruments, judgments must be made as to whether the individual items in that group share sufficient similar risks and characteristics to be hedged collectively.

        If a derivative instrument is determined to no longer be highly effective as a designated hedge, hedge accounting is discontinued and the adjustment to the fair value of the derivative instrument would be recorded in earnings.

Financial Performance

Summary of Financial Performance

				Increase (Decrease)
	For the Years Ended			2008 versus 2007		2009 versus 2008
(Dollars in thousands)	2007	2008	2009	Amount	Percent	Amount	Percent
Results of Operations
Net interest income(1)	$1,723,380	$2,050,848	$2,249,112	$327,468	19.0%	$198,264	9.7%
Noninterest income
Service charges on deposit accounts	304,362	302,965	290,764	(1,397)	(0.5)	(12,201)	(4.0)
Trust and investment management fees	157,734	165,255	134,997	7,521	4.8	(30,258)	(18.3)
Trading account activities	65,608	54,530	73,590	(11,078)	(16.9)	19,060	35.0
Merchant banking fees	44,123	49,546	64,652	5,423	12.3	15,106	30.5
Securities gains, net	1,621	44	24,281	(1,577)	(97.3)	24,237	nm
Gains (losses) on private capital investments, net	43,881	11,699	(12,781)	(32,182)	(73.3)	(24,480)	nm
Gain on the VISA IPO redemption	—	14,211	—	14,211	nm	(14,211)	(100.0)
Other noninterest income	182,210	174,406	151,641	(7,804)	(4.3)	(22,765)	(13.1)

Total noninterest income	799,539	772,656	727,144	(26,883)	(3.4)	(45,512)	(5.9)

Total revenue	2,522,919	2,823,504	2,976,256	300,585	11.9	152,752	5.4
Provision for loan losses	81,000	515,000	1,114,000	434,000	nm	599,000	nm
Noninterest expense
Salaries and other compensation	756,974	810,277	798,883	53,303	7.0	(11,394)	(1.4)
Employee benefits	154,048	167,804	172,773	13,756	8.9	4,969	3.0

Salaries and employee benefits	911,022	978,081	971,656	67,059	7.4	(6,425)	(0.7)
Net occupancy	141,573	154,566	167,082	12,993	9.2	12,516	8.1
Intangible asset amortization	4,501	44,935	161,910	40,434	nm	116,975	nm
Regulatory Agencies	10,691	23,971	133,616	13,280	nm	109,645	nm
Low income housing credit investment amortization	28,496	40,577	49,081	12,081	42.4	8,504	21.0
Provision for losses on off-balance sheet commitments	9,000	35,000	51,000	26,000	nm	16,000	45.7
Privatization-related expense	—	90,505	45,882	90,505	nm	(44,623)	(49.3)
Other noninterest expense	468,918	529,061	508,274	60,143	12.8	(20,787)	(3.9)

Total noninterest expense	1,574,201	1,896,696	2,088,501	322,495	20.5	191,805	10.1

Income (loss) from continuing operations before income taxes	867,718	411,808	(226,245)	(455,910)	(52.5)	(638,053)	nm
Income tax expense (benefit)	294,354	127,868	(161,284)	(166,486)	(56.6)	(289,152)	nm

Income (loss) from continuing operations	$573,364	$283,940	$(64,961)	$(289,424)	(50.5)	$(348,901)	nm

(1)
Net interest income does not include any adjustments for fully taxable equivalence.

nm = not meaningful

        The primary contributors to our financial performance for 2009 compared to 2008 are presented below.

  •
  We provided a total of $1,165 million for credit losses ($1,114 million for loan losses and $51 million for losses on off-balance sheet commitments) in 2009 compared to a total provision of $550 million for credit losses ($515 million for loan losses and $35 million for losses on off-balance sheet commitments) in 2008. The provision increases were primarily attributable to higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, increased uncertainty related to the timing and severity of losses to be realized in the commercial real estate portfolio and increases in loss factors related to several portfolio sectors, including our consumer and small business loan portfolios.

  •
  Our net interest income was favorably influenced by higher volumes in most of our major loan categories, securities and interest-bearing deposits in banks, as well as by lower average rates on our interest bearing liabilities. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were lower average yields on our earning assets and higher interest bearing liabilities. However, our net interest margin contracted 36 basis points compared to the same period last year primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in lower yielding interest bearing deposits in banks, which was driven by our excess liquidity (see discussion under "Net Interest Income").

  •
  The decrease in our noninterest income was due to several factors:

  —
  Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from changes in customer overdraft behavior;

  —
  Trust and investment management fees were lower primarily due to a decline in mutual fund assets (on which fees are based) as well as lower asset yields. Average managed assets decreased by approximately 11 percent, while average non-managed assets increased by approximately 2 percent from 2008 to 2009. Total average assets under administration for 2009 increased by 1 percent from 2008 to $237 billion;

  —
  Net gains on private capital investments decreased primarily due to prior year gains on sales and capital distributions, as well as private capital investment impairments in the current year;

  —
  Prior year included gains on the partial redemption of our Visa Inc. common stock; and

  —
  Other noninterest income declined primarily due to prior year gains on the sale of assets, a prior year gain on the redemption of MasterCard stock and a change to the equity method of accounting for certain private capital investments in the current year; partly offset by

  —
  Trading account income increased primarily due to higher gains on agency securities and a lower provision for credit losses on energy derivative contracts;

  —
  Merchant banking fees increased primarily due to higher syndicated loan activity, higher referral fees, and higher risk participation fees; and

  —
  Securities gains increased primarily due to $27 million of gains on the sale of U.S. Treasury and mortgage-backed securities.

  •
  Our higher noninterest expense was due to several factors:

  —
  Expenses related to our privatization transaction included a $118 million increase in intangible amortization and a decrease in other privatization related costs of $45 million, primarily due to prior year higher professional service costs and higher amortization of bridge compensation awards;

    —
    Regulatory agency expenses increased as a result of an industry-wide increase in the FDIC deposit insurance assessment rate, a one-time special FDIC assessment of $34 million and higher deposit balances; and

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors.

        The primary contributors to our financial performance for 2008 compared to 2007 are presented below.

  •
  We provided a total of $550 million for credit losses ($515 million for loan losses and $35 million for losses on off-balance sheet commitments) in 2008 compared to a total provision of $90 million for credit losses ($81 million for loan losses and $9 million for losses on off-balance sheet commitments) in 2007. The provision increases were primarily attributable to higher criticized assets, higher nonaccrual loans, increases in certain loss factors related to our consumer and small business loan portfolios, and strong loan growth.

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

  •
  The decrease in our noninterest income was due to several factors:

  —
  Trust and investment management fees were higher primarily due to an increase in fees related to higher spreads and annual increases, despite no change in average assets under management. Average managed assets decreased by approximately 5 percent, while average non-managed assets increased by approximately 1 percent from 2007 to 2008. Total average assets under administration for 2008 were flat from 2007 at $235 billion;

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

  —
  As a result of our privatization we incurred costs of $91 million, which included salaries and employee benefits of $65 million (primarily due to accelerated amortization of stock-based compensation and bridge compensation awards) and professional services of $22 million including investment banking fees. Additionally, we recorded intangible asset amortization of $42 million related to fair value adjustments;

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

Net Interest Income

        The table below shows the major components of net interest income and net interest margin for the periods presented.

	Years Ended December 31,
	2007			2008			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans:(2)
Commercial, financial and industrial	$14,595,016	$972,270	6.66%	$17,045,080	$936,956	5.50%	$17,239,150	$753,288	4.37%
Construction	2,335,157	177,258	7.59	2,585,221	130,022	5.03	2,721,282	80,303	2.95
Residential mortgage	12,964,171	697,069	5.38	14,872,261	830,559	5.58	16,269,413	924,896	5.68
Commercial mortgage	6,364,705	448,403	7.05	7,793,422	447,662	5.74	8,259,400	370,242	4.48
Consumer	2,572,146	199,361	7.75	3,170,513	193,360	6.10	3,840,209	178,797	4.66
Lease financing	593,132	23,789	4.01	645,608	18,546	2.87	660,113	21,295	3.23

Total Loans	39,424,327	2,518,150	6.39	46,112,105	2,557,105	5.55	48,989,567	2,328,821	4.75
Securities—taxable	8,541,217	440,797	5.16	8,230,740	413,180	5.02	11,943,958	451,157	3.78
Securities—tax-exempt	55,771	4,566	8.19	52,510	4,284	8.16	82,302	6,030	7.33
Interest bearing deposits in banks	53,978	3,276	6.07	29,352	574	1.96	5,168,329	13,449	0.26
Federal funds sold and securities purchased under resale agreements	505,732	26,247	5.19	256,281	6,472	2.53	206,853	371	0.18
Trading account assets(3)	387,892	8,648	2.23	875,075	5,814	0.66	1,027,571	1,094	0.11

Total earning assets	48,968,917	3,001,684	6.13	55,556,063	2,987,429	5.38	67,418,580	2,800,922	4.15

Allowance for loan losses	(336,871)			(478,661)			(958,975)
Cash and due from banks	1,902,952			1,951,761			1,248,226
Premises and equipment, net	481,650			527,943			671,599
Other assets	2,451,494			3,351,249			5,386,660

Total assets	$53,468,142			$60,908,355			$73,766,090

Liabilities
Domestic deposits:
Transaction accounts	$14,129,408	409,508	2.90	$16,066,060	275,795	1.72	$30,757,333	274,676	0.89
Savings and consumer time	4,351,961	116,544	2.68	4,027,824	66,275	1.65	4,617,999	56,479	1.22
Large time	9,469,386	465,088	4.91	10,358,779	296,977	2.87	7,286,282	77,146	1.06

Total interest bearing deposits	27,950,755	991,140	3.55	30,452,663	639,047	2.10	42,661,614	408,301	0.96

Federal funds purchased and securities sold under repurchase agreements	1,142,487	56,299	4.93	2,137,718	47,065	2.20	180,087	137	0.08
Net funding allocated from (to) discontinued operations(4)	7,299	377	5.17	36,378	810	2.23	—	—	—
Commercial paper	1,549,681	76,284	4.92	1,319,360	31,767	2.41	536,170	3,095	0.58
Other borrowed funds(5)	813,054	42,883	5.27	4,425,435	107,698	2.43	1,928,245	18,310	0.95
Medium- and long-term debt	1,776,069	101,096	5.69	2,915,838	99,429	3.41	4,867,602	109,704	2.25
Trust notes	14,656	953	6.50	14,204	953	6.71	13,751	953	6.93

Total borrowed funds	5,303,246	277,892	5.24	10,848,933	287,722	2.65	7,525,855	132,199	1.76

Total interest bearing liabilities	33,254,001	1,269,032	3.82	41,301,596	926,769	2.24	50,187,469	540,500	1.08

Noninterest bearing deposits	14,234,781			12,680,533			13,932,977
Other liabilities(4)	1,376,338			1,755,431			1,790,454

Total liabilities	48,865,120			55,737,560			65,910,900
Stockholder's Equity
Common equity	4,603,022			5,170,795			7,855,190

Total stockholder's equity	4,603,022			5,170,795			7,855,190

Total liabilities and stockholder's equity	$53,468,142			$60,908,355			$73,766,090

Reported Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		1,732,652	3.54%		2,060,660	3.71%		2,260,422	3.35%
Less: taxable-equivalent adjustment		9,272			9,812			11,310

Net interest income		$1,723,380			$2,050,848			$2,249,112

Average Assets and Liabilities of Discontinued Operations for the Year Ended:	December 31, 2007	December 31, 2008	December 31, 2009
Assets	$130,117	$56,130	$—
Liabilities	$137,416	$92,508	$—
Net Assets (Liabilities)	$(7,299)	$(36,378)	$—

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

        Net interest income in 2009, on a taxable-equivalent basis, increased 10 percent from 2008 and our net interest margin decreased by 36 basis points from 2008, primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in lower yielding interest bearing deposits in banks, which was driven by our excess liquidity. These results were primarily due to the following:

  •
  Average earning assets increased $11.9 billion, or 21 percent, primarily due to an increase in interest bearing deposits in banks, average investment securities and average loans. The $5.1 billion increase in interest bearing deposits in banks was primarily due to growth in Federal Reserve Bank balances, which are now classified as earning assets since the Federal Reserve Bank began paying interest on these deposits starting on October 1, 2008. As our average interest bearing deposits grew by $12.2 billion, or 40 percent, we increased our purchases of agency securities, which grew by a net average of $3.7 billion as the growth in deposits far outpaced the growth in loan demand;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 123 basis points;

  •
  Net interest income increased $95.8 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest bearing deposits increased $12.2 billion, or 40 percent. Average noninterest bearing deposits represented 25 percent of average total deposits in 2009 compared to 29 percent in 2008; and

  •
  In 2009, the annualized average all-in cost of funds was 0.84 percent, reflecting an average deposit-to-loan ratio of 116 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In 2008, the annualized all-in cost of funds was 1.72 percent and our average deposit-to-loan ratio was 94 percent.

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

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 75 basis points;

  •
  Average noninterest bearing deposits decreased $1.6 billion, or 11 percent. Average commercial noninterest bearing deposits, excluding title and escrow deposits, declined $0.5 billion, or 5 percent. Title and escrow deposits declined $0.9 billion, or 50 percent, primarily due to the slowdown in the real estate market. Consumer demand deposits decreased $0.1 billion, or 7 percent. Offsetting the decline in noninterest bearing deposits was a $2.5 billion, or 9 percent, increase in interest bearing deposits. Average noninterest bearing deposits represented 29 percent of average total deposits in 2008 compared to 34 percent in 2007; and

  •
  In 2008, the annualized average all-in cost of funds was 1.72 percent, reflecting an average deposit-to-loan ratio of 94 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In 2007, the annualized all-in cost of funds was 2.67 percent and our average deposit-to-loan ratio was 107 percent.

Analysis of Changes in Net Interest Income

        The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2007, 2008 and 2009. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate. Loan fees of $65 million, $82 million and $182 million for the years ended 2007, 2008 and 2009, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	Years Ended December 31,
	2008 versus 2007			2009 versus 2008
	Increase (decrease) due to change in			Increase (decrease) due to change in
(Dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income(1)
Loans:
Commercial, financial and industrial	$163,174	$(198,488)	$(35,314)	$10,674	$(194,342)	$(183,668)
Construction	18,980	(66,216)	(47,236)	6,844	(56,563)	(49,719)
Residential mortgage	102,655	30,835	133,490	77,961	16,376	94,337
Commercial mortgage	100,725	(101,466)	(741)	26,747	(104,167)	(77,420)
Consumer	46,373	(52,374)	(6,001)	40,851	(55,414)	(14,563)
Lease financing	2,104	(7,347)	(5,243)	416	2,333	2,749

Total Loans	434,011	(395,056)	38,955	163,493	(391,777)	(228,284)
Securities—taxable	(16,021)	(11,596)	(27,617)	186,404	(148,427)	37,977
Securities—tax-exempt	(267)	(15)	(282)	2,431	(685)	1,746
Interest bearing deposits in banks	(1,495)	(1,207)	(2,702)	100,724	(87,849)	12,875
Federal funds sold and securities purchased under resale agreements	(12,947)	(6,828)	(19,775)	(1,251)	(4,850)	(6,101)
Trading account assets	10,864	(13,698)	(2,834)	1,006	(5,726)	(4,720)

Total earning assets	414,145	(428,400)	(14,255)	452,807	(639,314)	(186,507)

Changes in Interest Expense
Deposits:
Transaction accounts	56,163	(189,876)	(133,713)	252,690	(253,809)	(1,119)
Savings and consumer time	(8,687)	(41,582)	(50,269)	9,738	(19,534)	(9,796)
Large time	43,669	(211,780)	(168,111)	(88,181)	(131,650)	(219,831)

Total interest bearing deposits	91,145	(443,238)	(352,093)	174,247	(404,993)	(230,746)

Federal funds purchased and securities sold under repurchase agreements	49,065	(58,299)	(9,234)	(43,068)	(3,860)	(46,928)
Net funding allocated from (to) discontinued operations	1,503	(1,070)	433	(811)	1	(810)
Commercial paper	(11,332)	(33,185)	(44,517)	(18,875)	(9,797)	(28,672)
Other borrowed funds	190,372	(125,557)	64,815	(60,682)	(28,706)	(89,388)
Medium- and long-term debt	64,853	(66,520)	(1,667)	66,555	(56,280)	10,275
Trust notes	(29)	29	—	(30)	30	—

Total borrowed funds	294,432	(284,602)	9,830	(56,911)	(98,612)	(155,523)

Total interest bearing liabilities	385,577	(727,840)	(342,263)	117,336	(503,605)	(386,269)

Changes in net interest income	$28,568	$299,440	$328,008	$335,471	$(135,709)	$199,762

(1)
Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the years ended December 31, 2007, 2008 and 2009.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2008 versus 2007		2009 versus 2008
(Dollars in thousands)	2007	2008	2009	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$304,362	$302,965	$290,764	$(1,397)	—%	$(12,201)	(4)%
Trust and investment management fees	157,734	165,255	134,997	7,521	5	(30,258)	(18)
Trading account activities	65,608	54,530	73,590	(11,078)	(17)	19,060	35
Merchant banking fees	44,123	49,546	64,652	5,423	12	15,106	30
Brokerage commissions and fees	39,839	38,891	33,584	(948)	(2)	(5,307)	(14)
Card processing fees, net	30,307	31,553	32,512	1,246	4	959	3
Securities gains, net	1,621	44	24,281	(1,577)	(97)	24,237	nm
Gains (losses) on private capital investments, net	43,881	11,699	(12,781)	(32,182)	(73)	(24,480)	nm
Gain on the VISA IPO redemption	—	14,211	—	14,211	nm	(14,211)	(100)
Other	112,064	103,962	85,545	(8,102)	(7)	(18,417)	(18)

Total noninterest income	$799,539	$772,656	$727,144	$(26,883)	(3)%	$(45,512)	(6)%

nm = not meaningful

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2008 versus 2007		2009 versus 2008
(Dollars in thousands)	2007	2008	2009	Amount	Percent	Amount	Percent
Salaries and other compensation	$756,974	$810,277	$798,883	$53,303	7%	$(11,394)	(1)%
Employee benefits	154,048	167,804	172,773	13,756	9	4,969	3

Salaries and employee benefits	911,022	978,081	971,656	67,059	7	(6,425)	(1)
Net occupancy	141,573	154,566	167,082	12,993	9	12,516	8
Intangible asset amortization	4,501	44,935	161,910	40,434	nm	116,975	nm
Regulatory Agencies	10,691	23,971	133,616	13,280	nm	109,645	nm
Outside services	75,939	78,933	89,289	2,994	4	10,356	13
Professional services	67,021	70,886	70,055	3,865	6	(831)	(1)
Equipment	63,607	61,571	66,236	(2,036)	(3)	4,665	8
Software	57,114	60,448	62,950	3,334	6	2,502	4
Advertising and public relations	40,690	51,144	49,886	10,454	26	(1,258)	(2)
Low income housing credit investment amortization	28,496	40,577	49,081	12,081	42	8,504	21
Communications	36,499	37,067	36,960	568	2	(107)	—
Data processing	33,052	32,090	33,250	(962)	(3)	1,160	4
Foreclosed asset expense	110	1,019	6,339	909	nm	5,320	nm
Provision for losses on off-balance sheet commitments	9,000	35,000	51,000	26,000	nm	16,000	46
Privatization-related expense	—	90,505	45,882	90,505	nm	(44,623)	(49)
Other	94,886	135,903	93,309	41,017	43	(42,594)	(31)

Total noninterest expense	$1,574,201	$1,896,696	$2,088,501	$322,495	20%	$191,805	10%

nm = not meaningful

Income Tax Expense

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Income (loss) from continuing operations before income taxes	$867,718	$411,808	$(226,245)
Income tax expense (benefit)	294,354	127,868	(161,284)
Effective tax rate	34%	31%	(71)%

        A negative effective tax rate in the above table indicates a net income tax benefit.

        The change in the effective tax rate in 2009 compared to 2008 was primarily due to pre-tax income in the prior year compared to pre-tax loss in the current year, as well as the impact of tax credits and state income taxes.

        The lower effective tax rate in 2008 compared to 2007 was primarily due to the effect of higher tax credits and lower income before taxes.

        We intend to make a water's-edge election for our 2009 California tax return, and we have reflected that election in our 2009 income tax expense. We filed our 2007 and 2008 California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates.

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

        Accounting for uncertain tax positions establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon final settlement with the taxing authority. We recognized a $49.3 million reduction to the beginning balance of retained earnings upon adoption of the accounting guidance related to uncertain tax positions on January 1, 2007.

        The amounts of unrecognized tax benefits at December 31, 2007, 2008 and 2009 were $137.7 million, $191.0 million and $201.7 million, respectively. Of these amounts, $53.1 million, $64.0 million and $71.0 million, respectively, would affect the effective tax rate, if recognized. Unrecognized tax benefits that do not affect the effective tax rate would result in adjustments to other income tax accounts, primarily deferred taxes. Accrued interest expense on unrecognized tax benefits at December 31, 2007, 2008 and 2009, was $10.5 million and $15.8 million and $0.6 million, respectively. The net changes to unrecognized tax benefits and accrued interest resulted in an increase in our effective tax rate of 0.1 percent in 2007, 3.5 percent in 2008 and 3.9 percent in 2009. The increases in 2008 and 2009 were due to the addition to our reserves for uncertain state income tax positions.

        For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 11 to our Consolidated Financial Statements included in this Form 10-K Report.

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

        We manage and control credit risk through diversification of the portfolio by type of loan, industry concentration, dollar limits on multiple loans to the same borrower, geographic distribution and type of borrower. Geographic diversification of loans originated through our branch network is generally within California, Oregon, Washington and Texas, which we consider to be our principal markets. In addition, we originate and participate in lending activities outside these states, as well as internationally.

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

        We have a Credit Risk Committee, chaired by the Chief Risk Officer and composed of the Chief Credit Officer for Corporate and Commercial Real Estate, the Chief Credit Officer for Retail Banking and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officer and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

        Another part of the control process is the Independent Risk Monitoring Group for Credit (IRMG-Credit), which reports to the Audit & Finance Committee of the Board of Directors and provides both the Board of Directors and executive management with an independent assessment of the level of credit risk and the effectiveness of the credit management process. IRMG-Credit routinely reviews the accuracy and timeliness of risk grades assigned to individual borrowers with the goal of ensuring that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, IRMG-Credit reviews and provides commentary on proposed changes to credit policies, practices and underwriting guidelines. IRMG-Credit summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

Loans

        The following table shows loans outstanding by loan type and as a percentage of total loans for 2005 through 2009.

											Increase (Decrease) December 31, 2009 From:
	December 31,										December 31, 2008
(Dollars in millions)	2005		2006		2007		2008		2009		Amount	Percent
Commercial, financial and industrial	$11,451	35%	$12,945	35%	$14,564	35%	$18,469	37%	$15,258	32%	$(3,211)	(17.4)%
Construction	1,447	4	2,176	6	2,407	6	2,744	6	2,429	5	(315)	(11.5)
Mortgage:
Residential	11,380	34	12,344	34	13,827	34	15,881	32	16,716	35	835	5.3
Commercial	5,683	17	6,028	16	7,021	17	8,186	17	8,246	18	60	0.7

Total mortgage	17,063	51	18,372	50	20,848	51	24,067	49	24,962	53	895	3.7
Consumer:
Installment	891	3	1,137	3	1,327	3	2,202	4	2,244	5	42	1.9
Revolving lines of credit	1,611	5	1,401	4	1,334	3	1,436	3	1,673	4	237	16.5

Total consumer	2,502	8	2,538	7	2,661	6	3,638	7	3,917	9	279	7.7
Lease financing	580	2	581	2	655	2	646	1	654	1	8	1.2

Total loans held for investment	33,043	100	36,612	100	41,135	100	49,564	100	47,220	100	(2,344)	(4.7)
Total loans held for sale	53	—	60	—	69	—	22	—	9	—	(13)	(59.1)

Total loans	$33,096	100%	$36,672	100%	$41,204	100%	$49,586	100%	$47,229	100%	$(2,357)	(4.8)%

Commercial, Financial and Industrial Loans

        Commercial, financial and industrial loans represent one of the largest categories in the loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses, with no industry concentration exceeding 10 percent of total loans.

        Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. We are active in, among other sectors, the oil and gas, communications, entertainment, healthcare, retailing, power and utilities and financial services industries.

        The commercial, financial and industrial loan portfolio decreased from December 31, 2008 to December 31, 2009 mainly due to a decline in the utilization rate of revolving credit lines by existing customers, our aggressive and proactive portfolio management, our tighter underwriting standards, and a slight decline in loan demand in many sectors as a result of the difficult economic environment. However, average commercial financial and industrial loans for 2009 increased by $194 million to $17.2 billion.

Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of December 31, 2009, the construction loan portfolio consisted of approximately 90 percent in the commercial income producing real estate industry and 10 percent with residential homebuilders. The construction loan portfolio decreased 12 percent from December 31, 2008 to December 31, 2009 due to the decline in the homebuilder portfolio which decreased by approximately 57 percent, or $316 million.

Additionally, operating conditions continue to weaken for our commercial property developers, and as a result, we continue to experience negative risk grade trends in the overall portfolio.

        Geographically, the outstanding construction loan portfolio was concentrated 45 percent in California and 55 percent out of state as of December 31, 2009. The largest out of state concentration was 14 percent in Washington. The California outstandings are distributed as follows: 39 percent in the Los Angeles/Orange County region, including the Inland Empire, 26 percent in the San Francisco Bay Area, 16 percent in Sacramento and the Central Valley, 14 percent in San Diego, and 5 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio increased slightly from December 31, 2008 to December 31, 2009 due to continued moderate originations and a reduced rate of early loan repayments associated with the tightening of the credit markets.

Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At December 31, 2009, 71 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of a small amount of balloon loans and regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these as Portfolio Express loans. Portfolio Express loans are only available to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets but must pass a reasonability test. "Low doc" and "no doc" (discontinued in 2008) loans comprise less than half of our residential loan portfolio, and the delinquency rates relative to the outstanding balances at December 31, 2009 were slightly less than fully documented loans. At December 31, 2009, the total amount of "no doc" and "low doc" loans past due 30 days or more was $178.6 million, compared to $75.3 million at December 31, 2008. The total amount of residential mortgages delinquent 30 days or more was $367.3 million at December 31, 2009, compared to $172.3 million at December 31, 2008. Although delinquencies have risen since December 31, 2008 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative and as described above, programs with higher risk have been discontinued.

        We hold most of the loans we originate. However, we sell some of our 30-year, fixed rate loans, except for the Community Reinvestment Act (CRA) qualifying loans.

Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network, Private Banking Offices and via the internet. The increase in consumer loans from December 31, 2008 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average loan-to-value (LTV) ratios of approximately

60 percent. Our total home equity loans and lines delinquent 30 days or more were $39.4 million at December 31, 2009, compared to $28.3 million at December 31, 2008. Our annual review program reviews all equity secured lines with a commitment amount of $200,000 or more and an origination date between 2004-2008, and includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure in a declining market. In addition, to help mitigate the overall effect of the declining real estate market on new originations, we reduced by 5 percent the maximum LTV allowable for any owner or non owner occupied property valued over $250,000. The change was effective January 1, 2009.

Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At December 31, 2009, we had leveraged leases of $549.0 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of December 31, 2008 and 2009 for Canada, the only country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
December 31, 2008
Canada	$111	$—	$796	$907
December 31, 2009
Canada	$88	$—	$837	$925

Provision for Credit Losses

        We recorded a provision for loan losses of $515 million and $1,114 million in 2008 and 2009, respectively. We recorded a provision for losses on off-balance sheet commitments of $35 million and $51 million in 2008 and 2009, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

        Loan loss factors, which are used in determining our formula allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. We estimate our probable losses inherent in the portfolio based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the creditworthiness of a borrower and the subsequent recognition of a loss. Based upon our evaluation process, we believe that, for our non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the creditor's financial condition has taken place. For our criticized risk-graded loans, we measure the losses based upon the remaining life of the loan. See definition of criticized credits under "Changes in the Allocated (Formula and Specific) Allowances" in this section of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For pool-managed credits, the loss confirmation period is 4 quarters for all products.

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

        A specific allowance is established in cases where management has identified significant conditions or circumstances related to a credit or a portfolio segment that management believes indicate the probability that a loss has been incurred. This amount may be determined either by a method prescribed by accounting guidance related to accounting for an impairment of a loan or methods that include a range of probable outcomes based upon certain qualitative factors.

        The unallocated allowance is composed of attribution factors, which are based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas, credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of our internal credit examiners. Although our assessments of these conditions are reviewed quarterly with our senior credit officers, there can be no assurance that the adverse impact of any of these conditions on us will not be in excess of our expectations.

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

	December 31,
(Dollars in thousands)	2005		2006		2007
Commercial, financial, and industrial	$169,700	1.48%	$150,600	1.16%	$172,800	1.19%
Construction	19,800	1.37	34,600	1.59	57,300	2.38
Mortgage:
Residential	3,400	0.03	3,700	0.03	4,100	0.03
Commercial	72,500	1.28	73,600	1.22	70,900	1.01

Total mortgage	75,900	0.44	77,300	0.42	75,000	0.36
Consumer:
Installment	1,900	0.21	1,200	0.11	2,900	0.22
Revolving lines of credit	2,000	0.12	1,800	0.13	3,700	0.28

Total consumer	3,900	0.16	3,000	0.12	6,600	0.25
Lease financing	17,200	2.97	6,500	1.12	6,100	0.93

Total allocated allowance	286,500	0.87	272,000	0.74	317,800	0.77
Unallocated	65,032		59,077		84,926

Total allowance for loan losses	$351,532	1.06%	$331,077	0.90%	$402,726	0.98%

					Increase (Decrease) December 31, 2009 From
	December 31,				December 31, 2008
(Dollars in thousands)	2008		2009		Amount	Percent
Commercial, financial, and industrial	$339,777	1.84%	$445,500	2.92%	$105,723	31%
Construction	139,088	5.07	251,100	10.34	112,012	81
Mortgage:
Residential	40,200	0.25	121,400	0.73	81,200	202
Commercial	119,159	1.46	260,700	3.16	141,541	119

Total mortgage	159,359	0.66	382,100	1.53	222,741	140
Consumer:
Installment	3,100	0.14	2,300	0.10	(800)	(26)
Revolving lines of credit	23,600	1.64	80,100	4.79	56,500	239

Total consumer	26,700	0.73	82,400	2.10	55,700	209
Lease financing	3,800	0.59	5,000	0.76	1,200	32

Total allocated allowance	668,724	1.35	1,166,100	2.47	497,376	74
Unallocated	69,043		190,900		121,857	176

Total allowance for loan losses	$737,767	1.49%	$1,357,000	2.87%	$619,233	84%

  Comparison of the Total Allowances and Related Provisions for Credit Losses

        At December 31, 2007, 2008 and 2009, our total allowances for credit losses were 885 percent, 208 percent and 116 percent of total nonaccrual loans, respectively. At December 31, 2007, 2008 and 2009, our total allowances for loan losses were 723 percent, 178 percent and 103 percent of total nonaccrual loans, respectively.

        In addition, the allowances incorporate the results of measuring impaired loans as provided in the accounting standards that prescribe the measurement methods, income recognition and disclosures related to impaired loans. At December 31, 2007, 2008 and 2009, total impaired loans were $56 million, $415 million and $1,317 million, respectively, and the associated impairment allowances were $11 million, $107 million and $223 million, respectively.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our commercial real estate portfolio) and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $1,114 million in 2009, compared to $515 million in 2008.

        Overall, our loan portfolio experienced higher criticized assets, especially in the commercial real estate portfolio, higher nonaccrual loans, and increases in certain loss factors related to our consumer and small business portfolios, reflecting the continued weak economic environment.

        We expect the elevated level of provision for credit losses, which we experienced in 2009, to continue in 2010. The factors driving the increase in our projected credit provision during 2010 include management's belief that the economic environment remains weak and will result in further deterioration in our loan portfolio.

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

        Other than the above mentioned LCP change and change in our commercial loan portfolio loss factors, as well as for the refinement in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, which affected the assessment of the unallocated allowance, there were no other significant changes during 2007, 2008 and 2009, in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses.

        The following table sets forth the components of the allowances for credit losses.

	December 31,			Increase December 31, 2009 From December 31, 2008
(Dollars in millions)	2007	2008	2009	Amount	Percent
Allocated allowance:
Formula	$395	$682	$1,110	$428	63%
Specific	12	112	232	120	107

Total allocated allowance	407	794	1,342	548	69
Unallocated allowance	86	69	191	122	177

Total allowances for credit losses	$493	$863	$1,533	$670	78%

  Changes in the Allocated (Formula and Specific) Allowances

        The increase in the formula allowance from December 31, 2008 was primarily due to an increase in criticized credits (as defined below), especially in the commercial real estate portfolio, higher nonaccrual loans and higher loss factors for most our lending portfolios as a result of the prolonged negative impact of the weak economy.

        The specific allowance increase from December 31, 2008 to December 31, 2009 was primarily reflective of an increase in nonaccrual loans, partially offset by the amount of loss inherent in these loans. At December 31, 2008, the specific allowance increased from December 31, 2007, primarily reflective of an increase in nonaccrual loans and the amount of loss inherent in these loans, partly offset by an $8 million adjustment for impaired loans related to our privatization.

        The total allocated allowance includes the allowance for losses related to off-balance sheet exposures such as unfunded commitments and letters of credit.

        At December 31, 2009, the allocated portion of the allowances for credit losses included $745 million related to special mention and classified credits (criticized credits), compared to $408 million at December 31, 2008 and $124 million at December 31, 2007. Special mention and classified credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

  Changes in the Unallocated Allowance

        The unallocated allowance at December 31, 2007, 2008 and 2009 was $86 million, $69 million and $191 million, respectively. The increase from 2008 to 2009 was primarily due to deteriorating trends in the commercial real estate income property markets, the effect of budgetary problems within the state of California and its local governments and the negative impact of high unemployment and significant residential property devaluations.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

						Increase (Decrease) December 31, 2009 From:
	Years Ended December 31,					December 31, 2008
(Dollars in thousands)	2005	2006	2007	2008	2009	Amount	Percent
Balance, beginning of period	$399,156	$351,532	$331,077	$402,726	$737,767	$335,041	83%
Loans charged off:
Commercial, financial and industrial	19,962	36,520	12,177	118,780	305,628	186,848	nm
Construction	118	—	—	31,903	70,833	38,930	nm
Commercial mortgage	2,062	—	—	1,205	72,868	71,663	nm
Residential mortgage	9	336	92	6,706	39,966	33,260	nm
Consumer	4,532	3,777	6,335	18,688	42,729	24,041	nm
Lease financing	19,862	22	—	—	—	—	—

Total loans charged off	46,545	40,655	18,604	177,282	532,024	354,742	nm
Recoveries of loans previously charged off:
Commercial, financial and industrial	47,526	19,135	6,953	5,358	29,620	24,262	nm
Construction	34	—	—	631	1,383	752	nm
Commercial mortgage	63	2	—	18	275	257	nm
Residential mortgage	10	71	336	2	25	23	nm
Consumer	1,716	1,513	1,082	1,099	1,311	212	19
Lease financing	206	4,486	118	213	—	(213)	(100)

Total recoveries of loans previously charged off	49,555	25,207	8,489	7,321	32,614	25,293	nm

Net loans charged off (recovered)	(3,010)	15,448	10,115	169,961	499,410	329,449	nm
(Reversal of) provision for loan losses	(50,683)	(5,000)	81,000	515,000	1,114,000	599,000	116
Privatization—adjustment for impaired loans	—	—	—	(8,417)	2,062	10,479	nm
Foreign translation adjustment and other net additions (deductions)	49	(7)	764	(1,581)	2,581	4,162	nm

Ending balance of allowance for loan losses	$351,532	$331,077	$402,726	$737,767	$1,357,000	$619,233	84
Allowance for losses on off-balance sheet commitments	86,375	81,374	90,374	125,374	176,374	51,000	41

Allowances for credit losses	$437,907	$412,451	$493,100	$863,141	$1,533,374	$670,233	78

Allowances for loan losses to total loans(1)	1.06%	0.90%	0.98%	1.49%	2.87%
Allowances for credit losses to total loans(2)	1.32	1.12	1.20	1.74	3.25
(Reversal of) provision for loan losses to net loans charged off (recovered)	nm	(32.37)	800.79	303.01	223.06
Net loans charged off (recovered) to average total loans	(0.01)	0.04	0.03	0.37	1.02

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

nm - not meaningful

        Total loans charged off in 2009 increased from the prior year primarily as a result of market softness on commercial real estate dependent loans, and the impact of the recession on newspaper, financial institution and municipality loans, in particular. The increase was also a result of an increase in unemployment, and a curtailment of personal income coupled with declining residential property values. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

        Loan recoveries in 2009 increased from 2008. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans that are nonperforming and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Effective on January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, home equity and one-to-four family residential loans totaling $225 million ($10 million of which is restructured) have been placed on nonaccrual status as of December 31, 2009. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Form 10-K Report.

        Restructured loans are loans in which the Bank has formally restructured all or a significant portion of the loan and provided a concession in the form of debt forgiveness, a modification of interest rate and/or payment terms. Any impairment, not previously recorded, is accounted for at the time of restructuring. Restructured loans are separately disclosed as nonperforming assets for the calendar year of restructuring. If a restructured loan was negotiated at a market rate at the date of restructuring and performs under the modified terms for a sustained period, it may be disclosed as performing assets in the subsequent calendar year.

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

						Increase (Decrease) December 31, 2009 From:
	December 31,					December 31, 2008
(Dollars in thousands)	2005	2006	2007	2008	2009	Amount	Percent
Commercial, financial and industrial	$50,073	$7,552	$29,293	$260,272	$335,581	$75,309	28.9%
Construction	—	—	13,662	98,934	335,085	236,151	nm
Commercial mortgage	8,819	19,187	12,775	55,750	414,429	358,679	nm
Residential mortgage	—	—	—	—	194,482	194,482	nm
Consumer	—	—	—	—	20,492	20,492	nm
Lease financing	—	15,047	—	—	108	108	nm
Restructured—nonaccrual	—	—	—	—	16,954	16,954	nm

Total nonaccrual loans	58,892	41,786	55,730	414,956	1,317,131	902,175	nm
Restructured Loans
Foreclosed assets	2,753	579	795	20,214	32,662	12,448	61.6
Restructured—nonperforming	—	—	—	1,345	—	(1,345)	(100.0)

Total nonperforming assets	$61,645	$42,365	$56,525	$436,515	$1,349,793	$913,278	nm

Restructured loans that continue to accrue interest	$—	$—	$—	$—	$3,811	$3,811	nm

Allowances for loan losses	$351,532	$331,077	$402,726	$737,767	$1,357,000	$619,233	83.9%

Allowances for credit losses	$437,907	$412,451	$493,100	$863,141	$1,533,374	$670,233	77.7%

Nonaccrual loans to total loans	0.18%	0.11%	0.14%	0.84%	2.79%
Allowance for loan losses to nonaccrual loans(1)	596.91	792.32	722.64	177.79	103.03
Allowances for credit losses to nonaccrual loans(2)	743.58	987.06	884.80	208.01	116.42
Nonperforming assets to total loans, distressed loans held for sale, and foreclosed assets	0.19	0.12	0.14	0.88	2.86
Nonperforming assets to total assets	0.12	0.08	0.10	0.62	1.58

(1)
The allowance for loan losses to nonaccrual loans ratios are calculated using the allowance for loan losses against end of period total nonaccrual loans. These ratios relate to continuing operations only.

(2)
The allowances for credit losses to nonaccrual loans ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total nonaccrual loans. These ratios relate to continuing operations only.

nm - not meaningful

        The increase in nonaccrual loans from December 31, 2008 to December 31, 2009 was primarily due to an increase in commercial, construction and commercial mortgage loans, primarily within the commercial real estate industry sector. Additionally, we had increases in residential and consumer home equity nonaccrual loans due to the change in our nonaccrual accounting policy effective January 1, 2009. During 2008 and

2009, we had $4 million and $84 million in sales of nonperforming loans, respectively. Losses from these sales were reflected in charge offs.

        The following table sets forth an analysis of loans contractually past due 90 days or more as to interest or principal and still accruing, but not included in nonaccrual loans above.

						Increase (Decrease) December 31, 2009 From
	December 31,					December 31, 2008
(Dollars in thousands)	2005	2006	2007	2008	2009	Amount	Percent
Commercial, financial and industrial	$187	$3,085	$3,797	$2,529	$4,393	$1,864	73.7%
Construction	677	—	—	—	—	—	—
Mortgage:
Residential	2,784	2,359	13,359	59,940	—	(59,940)	(100.0)
Commercial	499	2,155	—	181	413	232	nm

Total mortgage	3,283	4,514	13,359	60,121	413	(59,708)	(99.3)
Consumer and other	819	1,706	2,982	8,097	229	(7,868)	(97.2)

Total loans 90 days or more past due and still accruing	$4,966	$9,305	$20,138	$70,747	$5,035	$(65,712)	(92.9)%

nm - not meaningful

        The decline in loans contractually past due 90 days or more from December 31, 2008 to December 31, 2009 was primarily due to the change in our nonaccrual policy for residential and consumer home equity loans described above.

Interest Foregone

        If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $54.0 million of interest income in 2009.

        After designation as a nonaccrual loan, we recognized interest income on a cash basis of $4.3 million and $9.7 million for loans that were on nonaccrual status during 2008 and 2009, respectively.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At December 31, 2009, approximately 99 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Form 10-K Report.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. Our ALM Securities portfolio, which consists of available for sale U.S. government, state and municipal, and mortgage-backed securities held for Asset and Liability Management (ALM) purposes, totaled $22.4 billion at December 31, 2009. ALM Securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

        Our asset-backed securities primarily consist of CLO securities, which are known as Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, we reassessed the classification of our CLOs. On February 28, 2009, we reclassified $1.1 billion at fair value, from available for sale to held to maturity. The related unrealized pre-tax loss of $589 million included in accumulated other comprehensive income (OCI) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. We consider the held to maturity classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

        At December 31, 2009, the fair value of our CLO securities had increased by $259.0 million from December 31, 2008, primarily due to an increase in liquidity in the marketplace. We estimate the fair value of our CLOs using a pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates. At December 31, 2009, 20 percent of our CLO securities were rated single-A or better by two major rating agencies.

        We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment. Based on this analysis, an insignificant amount of impairment was recognized on two CLO securities during the year. Since no observable credit quality issues were present in the remaining CLO portfolio at December 31, 2009, the Company concluded that these securities were not other-than-temporarily impaired.

Analysis of Securities

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2009. The fair value of our securities available for sale portfolio at December 31, 2009 was $22.6 billion, compared to $8.2 billion at December 31, 2008.

        Included in our securities available for sale portfolio at December 31, 2008 and 2009 were ALM Securities of $6.8 billion and $22.4 billion, respectively. These securities had an expected weighted average maturity of 2.9 years and 2.2 years, respectively.

Securities Available For Sale

	December 31, 2009
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$299,488	0.32%	$—	—%	$—	—%	$—	—%	$299,488	0.32%
Other U.S. government	3,500,019	0.58	8,811,607	1.61	—	—	—	—	12,311,626	1.32
Residential mortgage-backed securities—agency(1)(2)	13	4.40	309,668	3.69	1,441,601	3.83	7,464,489	4.12	9,215,771	4.06
Residential mortgage-backed securities—non-agency(1)(2)	—	—	—	—	13,468	5.07	441,178	5.37	454,646	5.36
State and municipal	1,845	7.43	10,072	6.83	11,007	3.56	20,363	5.41	43,287	5.36
Asset-backed and debt securities	—	—	23,482	7.25	21,326	3.94	67,801	7.02	112,609	6.48
Equity securities(3)	—	—	—	—	—	—	—	—	74,791	—

Total securities available for sale	$3,801,365	0.56%	$9,154,829	1.70%	$1,487,402	3.84%	$7,993,831	4.22%	$22,512,218	2.54%

Securities Held to Maturity

	December 31, 2009 Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized loan obligations	$—	—%	$9,941	3.98%	$1,364,314	1.10%	$384,461	1.03%	$1,758,716	1.10%
Foreign securities	96	0.25	—	—	—	—	—	—	96	0.25

Total securities held to maturity	$96	0.25%	$9,941	3.98%	$1,364,314	1.10%	$384,461	1.03%	$1,758,812	1.10%

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

	December 31, 2009
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial and industrial	$2,830,073	$10,265,915	$2,162,093	$15,258,081
Construction	1,259,983	906,763	262,263	2,429,009
Mortgage:
Residential	257	12,718	16,703,073	16,716,048
Commercial	931,979	2,208,694	5,105,105	8,245,778

Total mortgage	932,236	2,221,412	21,808,178	24,961,826
Consumer:
Installment	2,893	55,835	2,185,511	2,244,239
Revolving lines of credit	1,526,653	139,628	6,561	1,672,842

Total consumer	1,529,546	195,463	2,192,072	3,917,081
Lease financing	8,229	73,006	572,508	653,743

Total loans held to maturity	6,560,067	13,662,559	26,997,114	47,219,740
Total loans held for sale	8,768	—	—	8,768

Total loans	$6,568,835	$13,662,559	$26,997,114	$47,228,508

Allowance for loan losses				1,357,000

Loans, net				$45,871,508

Total fixed rate loans due after one year				$10,598,627
Total variable rate loans due after one year				30,061,046

Total loans due after one year				$40,659,673

Deposits

        The following table presents our deposits as of December 31, 2008 and 2009.

	December 31,		Increase (Decrease) December 31, 2009 From December 31, 2008
(Dollars in thousands)	2008	2009	Amount	Percent
Interest checking	$665,766	$849,283	$183,517	28%
Money market	19,265,507	39,952,337	20,686,830	107

Total interest bearing transaction accounts	19,931,273	40,801,620	20,870,347	105
Savings	2,065,950	3,716,566	1,650,616	80
Time	10,485,673	9,440,478	(1,045,195)	(10)

Total interest bearing deposits(1)	32,482,896	53,958,664	21,475,768	66
Noninterest bearing deposits	13,566,873	14,558,989	992,116	7

Total deposits	$46,049,769	$68,517,653	$22,467,884	49%

(1) Total interest bearing deposits include:
Brokered Deposits:
Money market	$—	$5,340,452	$5,340,452	nm
Time	567,564	979,352	411,788	73

Total brokered deposits	567,564	6,319,804	5,752,240	nm
Nonbrokered deposits	31,915,332	47,638,860	15,723,528	49

Total interest bearing deposits	$32,482,896	$53,958,664	$21,475,768	66%

nm = not meaningful

        Money market deposits experienced significant growth as a result of targeted retail and corporate deposit-gathering marketing initiatives throughout Union Bank, including a new industry strategy targeting retail brokerage firm clients and other long-standing industry markets, a "flight to quality" as depositors sought the safety of deposits at insured depository institutions in light of the economic conditions, as well as significant growth in money market account deposits from state and local governments, and institutional escrow clients.

        Our brokered deposits, as defined in accordance with regulatory reporting guidance, increased in 2009 from 2008, primarily due to growth in money market account balances in new relationships established with brokerage firms to place their underlying clients' cash accounts with Union Bank to optimize yield and provide FDIC deposit insurance coverage. We expect that a significant portion of these balances will have similar relationship characteristics to our other commercial deposit balances.

        The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in thousands)	December 31, 2009
Three months or less	$4,420,739
Over three months through six months	446,826
Over six months through twelve months	748,040
Over twelve months	487,636

Total domestic time deposits of $100,000 and over	$6,103,241

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

Borrowed Funds

        The following table presents information on our borrowed funds.

	December 31,
(Dollars in thousands)	2007	2008	2009
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 4.29%, 0.53% and 0.07% at December 31, 2007, 2008 and 2009, respectively(1)	$1,631,602	$172,758	$150,453
Commercial paper, with weighted average interest rates of 4.25%, 1.48%, and 0.16% at December 31, 2007, 2008 and 2009, respectively	1,266,656	1,164,327	888,541
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 4.52% and 2.22% at December 31, 2007 and 2008, respectively	949,000	1,850,000	—
Term federal funds purchased, with weighted average interest rates of 4.79%, 2.60% and 0.19% at December 31, 2007, 2008 and 2009, respectively	805,970	1,230,060	505,000
Federal Reserve Bank Term borrowings, with weighted average interest rate of 0.79% at December 31, 2008	—	5,000,000	—
All other borrowed funds, with weighted average interest rates of 5.24%, 5.42% and 1.75% at December 31, 2007, 2008 and 2009, respectively	120,649	116,537	86,934

Total borrowed funds	$4,773,877	$9,533,682	$1,630,928

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$1,823,872	$4,946,587	$320,376
Average balance during the year	1,142,487	2,137,718	180,087
Weighted average interest rate during the year(1)	4.93%	2.20%	0.08%
Commercial paper:
Maximum outstanding at any month end	$1,875,647	$1,699,440	$888,541
Average balance during the year	1,549,681	1,319,360	536,170
Weighted average interest rate during the year	4.92%	2.41%	0.58%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$949,000	$2,600,000	$850,000
Average balance during the year	35,312	1,492,456	348,630
Weighted average interest rate during the year	4.59%	2.76%	1.16%
Term federal funds purchased:
Maximum outstanding at any month end	$2,005,340	$1,723,839	$1,233,250
Average balance during the year	716,115	882,652	298,055
Weighted average interest rate during the year	5.25%	2.84%	0.83%
Federal Reserve Bank Term Borrowings:
Maximum outstanding at any month end	$—	$5,000,000	$3,500,000
Average balance during the year	—	1,925,833	1,156,164
Weighted average interest rate during the year	—%	1.79%	0.29%
All other borrowed funds:
Maximum outstanding at any month end	$120,649	$321,012	$117,056
Average balance during the year	61,627	124,494	125,396
Weighted average interest rate during the year	5.96%	5.59%	6.71%

(1)
Weighted average interest rates provided relate to external funding and do not reflect expense (earning) allocated on net funding to (from) discontinued operations.

Capital Adequacy and Regulatory Capital

  Capital Adequacy and Capital Management

        We strive to maintain strong capital levels and to use capital effectively. We have historically adhered to a policy of strong capital, including regulatory capital ratios above the applicable "well-capitalized" thresholds. Strong capital levels improve our ability to absorb unanticipated losses and contribute to higher ratings by bank regulatory agencies and credit rating agencies.

        We strive to use our capital effectively, with our first priority to support our long-term growth and strategic positioning. Capital is used to fund loan growth and other balance sheet growth, to reinvest in our core businesses and to fund strategic acquisitions.

        Our primary source of capital is income generated by our operations. On September 29, 2009, we received a $2.0 billion capital contribution from BTMU and made a corresponding $1.8 billion capital contribution to the Bank.

        We are subject to minimum capital requirements at both the bank and holding company levels, as defined by our bank regulators. We have historically maintained capital levels well above the minimum thresholds and, where applicable, in excess of the thresholds established by the banking regulators to identify "well-capitalized" institutions.

        In addition, we monitor a variety of US GAAP capital measures and hybrid capital measures to maintain capital levels consistent with our goals. These measures include the tangible common equity ratio, the Tier 1 common capital ratio and various capital metrics favored by the major credit rating agencies. We analyze these ratios relative to our current financial position, our projected financial position and peer banks.

  Regulatory Capital

        The following table, which includes assets of discontinued operations, summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

	December 31,
						Minimum Regulatory Requirement
(Dollars in thousands)	2005	2006	2007	2008	2009
Capital Components
Tier 1 capital	$4,178,160	$4,333,865	$4,533,763	$5,466,713	$7,484,516
Tier 2 capital	876,713	1,509,338	1,590,160	1,773,391	1,718,807

Total risk-based capital	$5,054,873	$5,843,203	$6,123,923	$7,240,104	$9,203,323

Risk-weighted assets	$45,540,448	$49,904,203	$54,606,527	$62,251,071	$63,298,173

Quarterly average assets	$49,789,877	$51,353,681	$54,843,792	$64,917,854	$79,226,967

Capital Ratios
Total risk-based capital	11.10%	11.71%	11.21%	11.63%	14.54%	8.0%
Tier 1 risk-based capital	9.17	8.68	8.30	8.78	11.82	4.0
Leverage ratio(1)	8.39	8.44	8.27	8.42	9.45	4.0

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

        The increase in our and Union Bank's capital ratios, compared with December 31, 2008, primarily resulted from the capital contributions discussed above.

        As of December 31, 2009, the most recent notification from the OCC categorized the Bank as "well-capitalized." This means that the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

        The Risk & Capital Committee (RCC), comprised of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, measure, monitor, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return direction for the Bank, and by approving the investment, derivatives and trading policies that govern the Bank's activities. The Asset Liability Management Committee (ALCO) is also responsible for the ongoing management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

        During the first half of 2009, our interest rate risk profile was more asset sensitive primarily due to significant core deposit growth. Toward the end of 2009, our interest rate risk profile became closer to neutral as a result of deployment of surplus cash into ALM Securities and execution of receive fixed swaps. During 2009, we added $4 billion of interest rate cap hedges to protect the Bank from rising interest rates (see discussion of "ALM Derivatives" below).

        At December 31, 2009, Economic NII sensitivity was risk neutral to parallel rate shifts. A +200 basis point parallel shift in rates would increase 12-month Economic NII by 0.03 percent, while a similar downward shift in rates would decrease it by 3.09 percent. At December 31, 2008, a +200 basis point parallel shift in rates would increase 12-month Economic NII by 0.01 percent, while a similar downward shift in rates would reduce it by 1.75 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	December 31, 2008	December 31, 2009
+200 basis points	$0.2	$0.9
as a percentage of base case NII	0.01%	0.03%
-200 basis points	$(40.8)	$(83.6)
as a percentage of base case NII	(1.75)%	(3.09)%

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

        In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO guidelines. Our EVE-at-Risk at December 31, 2009, reflects a moderate but similar exposure to rising rates as compared to December 31, 2008. Additionally, our EVE-at-Risk shows moderate exposure to falling rates, due to the nature of a low rate environment.

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

  ALM Activities

        During 2009, the Bank's risk profile became more asset sensitive over the course of the year due to significant core deposit growth, termination of ALM fair value swaps and unprecedented low interest rates. As interest rates rose toward the end of 2009 and as the Bank deployed surplus cash into the ALM Securities portfolio and executed receive fixed swaps, the interest rate risk profile shifted closer to a neutral position. The remaining ALM derivatives portfolio continues to partially offset the risk of lower interest rates. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary. During 2009, the Bank purchased interest rate cap contracts to mitigate the risk from rising rates.

  ALM Securities

        At December 31, 2008 and 2009, our ALM Securities portfolio included $6.8 billion and $22.4 billion, respectively, of available for sale securities held for ALM purposes. At December 31, 2009, approximately $5.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2009, we purchased $22.8 billion and sold $5.0 billion par value of securities, as part of our investment portfolio strategy, while $2.5 billion par value of ALM Securities matured or were called. The ALM Securities portfolio continues to be prudently managed taking into account all risks including the risk of rising rates.

        The portfolio is expected to remain predominately comprised of agency mortgage-backed and agency debt securities as our non-agency mortgage-backed securities continue to mature in 2010. Based on current prepayment projections, the estimated ALM Securities portfolio's effective duration was 2.2 at December 31, 2009, compared to 2.4 at December 31, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price decrease of approximately 2.2 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During 2009, the ALM derivatives portfolio increased by $3.4 billion notional amount due to purchases of $4.0 billion notional amount of LIBOR cap contracts and execution of $3.0 billion notional amount of receive fixed interest rate swap contracts, offset by maturities of $2.7 billion and terminations of $950 million notional amount of receive fixed interest rate swaps and floors.

        The fair value of the ALM derivatives portfolio decreased primarily due to the addition of receive fixed interest rate swaps, maturities of interest rate swaps and floor option contracts, terminations of interest rate swaps, and the realization of interest income. The decrease was partially offset by the addition of cap option contracts, which benefit from the expectation of higher future interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 18 to our Consolidated Financial Statements included in this Form 10-K Report.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of December 31, 2007, 2008 and 2009 and the change in fair value between December 31, 2008 and 2009.

	December 31,
				Increase / (Decrease) From December 31, 2008 to December 31, 2009
(Dollars in thousands)	2007	2008	2009
Total gross notional amount of positions held for purposes other than trading:	$9,250,000	$5,400,000	$8,800,000	$3,400,000
Of which, interest rate swaps pay fixed rates of interest:	—	—	—	—
Fair value of positions held for purposes other than trading:
Gross positive fair value	148,036	317,569	97,186	(220,383)
Gross negative fair value	2,015	—	12,164	12,164

Positive fair value of positions, net	$146,021	$317,569	$85,022	$(232,547)

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

        We believe that the risks associated with these positions are conservatively managed. We utilize a combination of position limits Value-at-Risk (VaR), and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within the maximum limit of $14.0 million established by Board policy for total trading positions. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

        The following table sets forth the average, high and low 10-day, 99 percent VaR for our trading activities for the years ended December 31, 2008 and 2009.

	December 31,
	2008			2009
(Dollars in thousands)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$307	$720	$105	$319	$1,401	$33
Securities	285	788	1	182	892	3
Interest Rate Derivates	517	2,147	44	973	2,273	336

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

        As of December 31, 2009, we had $25.2 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels.

        As of December 31, 2009, we had $2.4 billion notional amount of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of December 31, 2009, we had $3.4 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2007, 2008 and 2009 and the change in fair value between December 31, 2008 and 2009.

	December 31,
				Increase / (Decrease) From December 31, 2008 to December 31, 2009
(Dollars in thousands)	2007	2008	2009
Total gross notional amount of positions held for trading purposes:
Interest rate	$12,585,978	$20,398,695	$25,226,564	$4,827,869
Foreign exchange(1)	4,665,760	7,112,873	2,407,178	(4,705,695)
Equity	—	10,914	254,372	243,458
Energy	2,900,690	3,757,674	3,405,389	(352,285)

Total	$20,152,428	$31,280,156	$31,293,503	$13,347

Fair value of positions held for trading purposes:
Gross positive fair value	$397,183	$1,145,208	$649,300	$(495,908)
Gross negative fair value	380,313	1,137,724	632,426	(505,298)

Positive fair value of positions, net	$16,870	$7,484	$16,874	$9,390

(1)
Excludes spot contracts with notional amounts of $1.1 billion, $1.1 billion and $0.3 billion at December 31, 2007, 2008 and 2009, respectively.

Liquidity Risk

        Liquidity risk is the risk that the Bank's financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its contractual obligations. The objective of liquidity risk management is to maintain a sufficient amount of liquidity and diversity of funding sources to allow the Bank to meet expected and unexpected obligations in both stable and adverse conditions.

        The management of liquidity risk is governed by the ALM Policy under the oversight of RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the Bank's liquidity and contingency planning strategies and is responsible for identifying, monitoring and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. RCC and ALCO also maintain a Liquidity Contingency Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.

        Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flow over a 12 month time horizon, stress-testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress-testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank's liquidity position, facilitates the identification of appropriate remediary measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, adding new funding sources, altering dependency on certain funding sources and/or selling assets.

        The primary sources of liquidity are core deposits and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources and we therefore maintain these sources primarily to meet our contingency funding needs.

        Total deposits grew $22.5 billion from $46.0 billion at December 31, 2008 to $68.5 billion at December 31, 2009 as a result of targeted marketing in certain market segments and continuing trend for clients to maintain high liquidity positions. Given generally weak demand for lending products in 2009, the proceeds of the increase in deposits were deployed to reduce wholesale funding, which declined from $16.4 billion at December 31, 2008 to $8.9 billion at December 31, 2009, and to grow the Bank's securities portfolio from $8.2 billion at December 31, 2008 to $23.8 billion at December 31, 2009.

        Core deposits, which consist of total deposits excluding brokered deposits and deposits $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2009, our core deposits totaled $55.7 billion, and combined with stockholder's equity, funded 76.2 percent of our $85.6 billion in total assets. Most of the remaining funding was provided by wholesale borrowings from secured and unsecured sources of varying maturities.

        The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank of San Francisco (FRB). The Bank borrowed under the Term Auction Facility (TAF) through the FRB during the year, but as of year end there were no outstanding borrowings. As of December 31, 2009, the Bank had $2.0 billion of borrowings outstanding with the FHLB and the Bank had a remaining combined unused borrowing capacity of $18.3 billion from the FHLB and the FRB.

        Our securities portfolio provides liquidity through either securities sales or repurchase agreements. During 2009, capacity under repurchase agreements increased $15.6 billion from $1.5 billion at December 31, 2008 to $17.1 billion at December 31, 2009.

        The Bank has a $4.0 billion unsecured Bank Note Program. As of December 31, 2009, the remaining available funding under the Bank Note Program was approximately $2.6 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program. At December 31, 2009, a total of $1.0 billion of TLG Program guaranteed debt was outstanding which consisted entirely of medium-term notes.

        In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of December 31, 2009, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

        The costs and ability to raise funds are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. The following table provides our credit ratings as of December 31, 2009.

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

        The following table presents, as of December 31, 2009, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 9 to our Consolidated Financial Statements included in this Form 10-K Report, and accrued interest payable, which is not significant.

	December 31, 2009
(Dollars in thousands)	One Year or less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$8,501,043	$667,328	$264,732	$7,375	$9,440,478
Medium- and long-term debt(1)	1,001,000	2,000,000	400,000	700,000	4,101,000
Junior subordinated debt payable to subsidiary grantor trust(1)	—	—	—	13,000	13,000
Operating leases (premises)	66,549	117,811	101,775	218,169	504,304
Purchase obligations	39,265	61,783	7,600	7,600	116,248

Total debt and operating leases	$9,607,857	$2,846,922	$774,107	$946,144	$14,175,030

(1)
These interest bearing obligations are principally used to fund interest earning assets. As such, interest payments on contractual obligations were excluded from disclosed amounts as the potential cash outflows would have corresponding cash inflows from interest earning assets.

        The payment amounts in the above table represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Contractual obligations presented do not include $201.7 million of unrecognized income tax benefits. Of this amount, $198.8 million has been paid. At this time it is highly uncertain whether and when we would be required to pay the remaining $2.9 million of unrecognized tax benefits.

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

        The following table presents our significant commitments to fund as of December 31, 2008 and 2009.

	December 31,
(Dollars in thousands)	2008	2009
Commitments to extend credit	$21,746,133	$21,771,188
Standby letters of credit	4,588,552	4,651,236
Commercial letters of credit	50,590	43,127
Risk participations in bankers' acceptances	23,925	68
Commitments to fund principal investments	111,237	88,392
Commitments to fund low-income housing credit (LIHC) investments	139,449	150,227

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, we enter into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2009, the carrying value of our risk participations in bankers' acceptances and our standby and commercial letters of credit totaled $5.8 million. Estimated exposure to loss related to these commitments is included in the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

        The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on our credit assessment of the customer.

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

        We invest in either guaranteed or unguaranteed LIHC investments. The guaranteed LIHC investments carry a minimum rate of return guarantee by an entity we believe to be creditworthy. The unguaranteed LIHC investments carry partial guarantees covering the timely completion of projects, availability of tax credits and operating deficit thresholds from the issuer. For these LIHC investments, we have committed to provide additional funding as stipulated by our investment participation.

        We are the fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, we guarantee a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, we receive guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce our ultimate exposure to loss. Our maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, which was $193.0 million as of December 31, 2009. We believe the risk that we would be required to pay investors for a yield deficiency is low, based on the continued performance of the underlying properties. We have a reserve of $6.8 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        We have rental commitments under long-term operating lease agreements, as reflected in the above table on contractual obligations.

        We guarantee our subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, we have no material obligation to be satisfied. As of December 31, 2009, we had no exposure to loss for these agreements.

        We conduct securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.4 billion and $1.9 billion at December 31, 2008 and 2009, respectively. The market value of the associated collateral was $1.4 billion and $2.0 billion at December 31, 2008 and 2009, respectively. At December 31, 2009, we had no exposure that would require us to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

        We occasionally enter into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. We become liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2009, the maximum exposure to loss under these contracts totaled $43.5 million. The risk that we would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by us based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at December 31, 2009, we had a maximum exposure to loss under these contracts with a low, moderate, and high risk of payment exposure of $9.6 million, $25.5 million, and $8.4 million, respectively. At December 31, 2009, we maintained a reserve of $1.5 million for losses related to these guarantees.

        We are a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. Our indemnification obligation is limited to our proportionate share. We had a liability of $4.3 million and $4.2 million at December 31, 2008 and 2009, respectively, representing the estimated fair value of our obligations under the indemnity provisions. The decrease in this liability from December 31, 2008 to December 31, 2009 was primarily due to a $700 million contribution Visa made on behalf of members to the litigation escrow account in the second quarter of 2009, offset by our revised assessment of the likely settlement amount for one of the cases. The $4.2 million liability represents our estimate of the fair value of our proportionate share of the sum of Visa's remaining amount owed to American Express under the previously executed settlement agreement plus our estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. Our maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss should be proportionate to our ownership interest in Visa. At December 31, 2009, the risk that we would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Business Segments

        As a result of a corporate reorganization in the fourth quarter of 2009, we evaluated our business segments. Under the new organizational structure, we have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. Based on accounting guidance, the Corporate Banking Group and Pacific Rim Corporate Group segments have been aggregated together. We have two reportable business segments: Retail Banking and Corporate Banking.

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking". Our new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets Division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction previously were included in our segment results. To align with the chief operating decision maker's view of our segments, we have adjusted our 2008 and 2009 reportable business segment results to exclude privatization-related goodwill, intangible assets, and related amortization/accretion from our reportable business segment results and included such amounts in "Other."

        The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit and operational, given that market risk is not assumed by the business units. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures or external events. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices. RAROC may be one of several measures that is used to measure business unit compensation.

        The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. The information presented does not necessarily represent the businesses' financial condition and results of operations as if they were independent entities. We reflect a "market view" perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Securities Trading and Sales unit within the Global and Wealth Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

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

	Retail Banking					Corporate Banking
	As of and for the Year Ended December 31,			2008 vs. 2009 Increase/(decrease)		As of and for the Year Ended December 31,			2008 vs. 2009 Increase/(decrease)
	2007	2008	2009	Amount	Percent	2007	2008	2009	Amount	Percent
Results of operations after performance
center earnings (dollars in thousands):
Net interest income (expense)	$702,211	$767,164	$841,859	$74,695	10%	$840,381	$1,073,530	$1,549,404	$475,874	44%
Noninterest income (expense)	311,056	302,558	283,072	(19,486)	(6)	521,723	513,053	479,177	(33,876)	(7)

Total revenue	1,013,267	1,069,722	1,124,931	55,209	5	1,362,104	1,586,583	2,028,581	441,998	28
Noninterest expense (income)	740,626	803,091	818,479	15,388	2	741,952	820,178	906,944	86,766	11
Credit expense (income)	24,643	26,986	27,794	808	3	112,209	196,639	338,667	142,028	72

Income (loss) from continuing operations before income taxes	247,998	239,645	278,658	39,013	16	507,943	569,766	782,970	213,204	37
Income tax expense (benefit)	94,859	91,664	108,955	17,291	19	142,442	146,556	219,954	73,398	50

Income (loss) from continuing operations	153,139	147,981	169,703	21,722	15	365,501	423,210	563,016	139,806	33
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$153,139	$147,981	$169,703	$21,722	15	$365,501	$423,210	$563,016	$139,806	33

Average balances (dollars in millions):
Total loans(1)	$16,471	$18,991	$21,112	$2,121	11	$24,055	$28,485	$29,903	$1,418	5
Total assets	17,232	19,777	21,926	2,149	11	28,869	33,507	35,549	2,042	6
Total deposits(1)	16,618	16,720	19,384	2,664	16	20,946	21,315	35,749	14,434	68
Financial ratios:
Risk adjusted return on capital	33%	30%	32%			16%	15%	16%
Return on average assets	0.89	0.75	0.77			1.27	1.26	1.58
Efficiency ratio(2)	73.08	74.98	72.65			52.38	49.14	42.04

	Other					Reconciling Items
	As of and for the Year Ended December 31,			2008 vs. 2009 Increase/(decrease)		As of and for the Year Ended December 31,
	2007	2008	2009	Amount	Percent	2007	2008	2009
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$218,302	$250,960	$(86,462)	$(337,422)	(134)%	$(37,514)	$(40,806)	$(55,689)
Noninterest income (expense)	19,212	14,427	24,869	10,442	72	(52,452)	(57,382)	(59,974)

Total revenue	237,514	265,387	(61,593)	(326,980)	(123)	(89,966)	(98,188)	(115,663)
Noninterest expense (income)	126,342	312,705	403,254	90,549	29	(34,719)	(39,278)	(40,176)
Credit expense (income)	(55,206)	292,081	748,400	456,319	nm	(646)	(706)	(861)

Income (loss) from continuing operations before income taxes	166,378	(339,399)	(1,213,247)	(873,848)	nm	(54,601)	(58,204)	(74,626)
Income tax expense (benefit)	77,938	(88,089)	(461,014)	(372,925)	nm	(20,885)	(22,263)	(29,179)

Income (loss) from continuing operations	88,440	(251,310)	(752,233)	(500,923)	nm	(33,716)	(35,941)	(45,447)
Income (loss) from discontinued operations, net of income taxes	34,730	(15,055)	—	15,055	100	—	—	—

Net income (loss)	$123,170	$(266,365)	$(752,233)	$(485,868)	nm	$(33,716)	$(35,941)	$(45,447)

Average balances (dollars in millions):
Total loans(1)	$14	$(77)	$(358)	$(281)	(365)	$(1,116)	$(1,287)	$(1,667)
Total assets	8,501	8,933	17,977	9,044	101	(1,134)	(1,309)	(1,686)
Total deposits(1)	5,552	6,090	2,752	(3,338)	(55)	(930)	(992)	(1,290)
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	na	na	na
Efficiency ratio(2)	na	na	na

	UnionBanCal Corporation
	As of and for the Year Ended December 31,			2008 vs. 2009 Increase/(decrease)
	2007	2008	2009	Amount	Percent
Results of operations after performance center earnings (dollars in thousands):
Net interest income (expense)	$1,723,380	$2,050,848	$2,249,112	$198,264	10%
Noninterest income (expense)	799,539	772,656	727,144	(45,512)	(6)

Total revenue	2,522,919	2,823,504	2,976,256	152,752	5
Noninterest expense (income)	1,574,201	1,896,696	2,088,501	191,805	10
Credit expense (income)	81,000	515,000	1,114,000	599,000	116

Income (loss) from continuing operations before income taxes	867,718	411,808	(226,245)	(638,053)	nm
Income tax expense (benefit)	294,354	127,868	(161,284)	(289,152)	nm

Income (loss) from continuing operations	573,364	283,940	(64,961)	(348,901)	(123)
Income (loss) from discontinued operations, net of income taxes	34,730	(15,055)	—	15,055	100

Net income (loss)	$608,094	$268,885	$(64,961)	$(333,846)	(124)

Average balances (dollars in millions):
Total loans(1)	$39,424	$46,112	$48,990	$2,878	6
Total assets	53,468	60,908	73,766	12,858	21
Total deposits(1)	42,186	43,133	56,595	13,462	31
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	1.07%	0.47%	(0.09)%
Efficiency ratio(2)	60.68	64.24	66.34

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

na = not applicable

nm = not meaningful

  Retail Banking

        Retail Banking provides deposit and credit financial products delivered through our branches and relationship managers to individuals and small businesses. Retail banking is focused on executing a strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets.

        During 2009, net income of Retail Banking increased compared to 2008, resulting from a 10 percent increase in net interest income, partially offset by a 6 percent decrease in noninterest income and a 2 percent increase in noninterest expense. The increase in net interest income was primarily due to the growth in loans and interest bearing deposits.

        Average asset growth for 2009 compared to 2008 was primarily driven by an 11 percent growth in average loans, mainly in residential mortgages. Additionally, the focus on home equity loans and more effective cross-selling efforts have resulted in an overall growth in consumer loans.

        Average deposits increased 16 percent in 2009 compared to 2008. This increase was primarily due to the Retail Banking's strategy which continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income decreased in 2009 compared to 2008 by 6 percent mainly as a result of lower service charges on deposits resulting from changes in customer overdraft behavior. Noninterest expense increased by 2 percent in 2009 compared to 2008. This increase was primarily due to higher FDIC deposit insurance assessment rates, including the impact of a one-time special FDIC assessment, and increased staff costs.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches and Consumer Asset Management.

  •
  the Retail Banking Branches Division serves its customers through 335 full-service branches in California, and 4 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

        Through alliances with other financial institutions, the Consumer Asset Management Division offers additional products and services, such as credit cards and merchant services.

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

  Corporate Banking

        Corporate Banking offers financing, depository and cash management services to middle market and large corporate businesses primarily headquartered in the western U.S. Corporate Banking continues to focus on specific geographic markets and industry segments such as energy, institutional trusts, entertainment and real estate. Relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, lease financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers a broad range of depository and global treasury solutions delivered through deposit managers with significant industry expertise and experience in businesses of all sizes including numerous vertical industry niches such as U.S. correspondent banks and government entities, as well as investment and risk management products.

        The main strategy of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer's primary banks. Consistent with this strategy, Corporate Banking business units attempt to serve a large part of the targeted customers' credit and depository needs. The Corporate Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a "business bank." We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

        During 2009, net income of Corporate Banking increased 33 percent, compared to 2008, resulting from a 44 percent increase in net interest income, partially offset by a 7 percent decrease in noninterest income, an 11 percent increase in noninterest expense and higher credit expense. The increase in net interest income was mainly due to higher loan volume and higher deposits.

        During 2009, average loans increased 5 percent compared to 2008 and includes increases in our commercial and industrial loan portfolio, our real estate construction portfolio, and our commercial real estate portfolio, mainly related to Energy Capital Services and Real Estate Industries groups.

        During 2009, average deposits increased 68 percent compared to 2008. Money market deposits experienced significant growth as a result of long-term corporate deposit-gathering strategies, a "flight to quality" and entry into new business niches. These new niches provided funding from large institutional accounts, including brokerage firms. These relationships reflect execution of a business strategy to obtain deposits from brokerage and institutional clients. In addition, state and local government and Corporate Banking deposits experienced significant growth.

        Noninterest income decreased 7 percent in 2009, compared to 2008, primarily due to lower trust and investment management fees and lower gains on private capital investments as well as impairment losses, partially offset by higher deposit fees, merchant banking fees and trading income. Noninterest expense increased 11 percent in 2009 compared to 2008 primarily due to higher FDIC deposit insurance assessment rates, including the impact of a one-time special FDIC assessment.

        Corporate Banking initiatives continue to include expanding commercial and loan relationship strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, corporate banking, commercial real estate, institutional trusts, energy, equipment leasing and commercial finance. Corporate Deposits and Global Treasury Management Division provides a full range of depository and treasury management products and solutions.

        Corporate Banking is comprised of the following main divisions:

  •
  the Commercial Banking Division, which serves California, Oregon, and Washington middle market and large corporate companies with commercial lending, trade financing and asset-based loans;

  •
  the Real Estate Industries Division, which provides real estate lending products such as construction loans, commercial mortgages and bridge financing;

  •
  the Specialized Financial Services Division, which provides customized lending products to target markets, nationwide, through the following operating units;

  —
  Energy Capital Services provides corporate financing and project financing to oil and gas companies, as well as power and utility companies;

  —
  National Banking provides financing, deposits and traditional banking services to corporate clients in defined industries. Its Equipment Leasing arm provides lease financing services to corporate customers;

  —
  Capital Markets provides financing to Middle Market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services.

  •
  Corporate Deposit and Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. Corporate Deposit and Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division also manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

  •
  the Global and Wealth Markets Division, which serves our customers with their foreign exchange, interest rate and energy risk management and investment needs. The Global and Wealth Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account and accepts limited market risk when providing derivative contracts, since a significant portion of the market risk for these products is offset with third parties. The division also includes our registered broker-dealer, UnionBanc Investment Services LLC, which is a subsidiary of Union Bank;

  —
  Wealth Management Services Division provides comprehensive financial services to our wealthy clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by acquiring new client relationships, as well as leveraging existing Bank client relationships. Through 15 existing locations, Private Bank relationship managers offer all of our available products and services; and

  —
  Institutional Services and Asset Management Services Division provides investment management and administration services for a broad range of individuals and institutions;

  •
  HighMark Capital Management, Inc., a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to expand distribution, to broaden its client base and to increase its assets under management; and

      •
      Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Institutional Services provides defined benefit services, including trustee services and investment management. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets.

  •
  the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S.

  Other

        The net loss increased from ($266.4) million in 2008 to ($752.2) million in 2009, primarily due to lower net interest income, higher loan loss provision and higher noninterest expense.

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

  •
  Goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction;

  •
  the discontinued operations resulting from the sales of our retirement recordkeeping and insurance brokerage businesses; and

  •
  the adjustment between the tax expense calculated using the marginal tax rate of 39.1 percent and our effective tax rates.

        The 2009 financial results were impacted by the following factors:

  •
  credit expense of $748.4 million was due to the difference between the $1,114.0 million provision for loan losses calculated under our US GAAP methodology and the $365.6 million in expected losses for the business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) decreased $337.4 million to ($86.5) million compared to the same period in 2008 primarily due to the changes in transfer pricing rates, market rates, and a change in transfer pricing methodology;

  •
  noninterest income (expense) of $24.9 million;

  •
  noninterest expense (income) of $403.3 million primarily related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. The increase in noninterest expense includes higher amortization related to our privatization transaction and a $16.0 million increase in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of ($461.0) million was due to the difference between the ($161.3) million, or a (71) percent effective tax rate for our consolidated results, and the actual tax expense calculated for the reportable business segments (including reconciling items) of $299.7 million using the marginal tax rate.

        The 2008 financial results were impacted by the following factors:

  •
  credit expense of $292.1 million was due to the difference between the $515.0 million provision for loan losses calculated under our US GAAP methodology and the $222.9 million in expected losses for the business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) increased $32.7 million to $251.0 million compared to 2007 primarily due to the changes in transfer pricing rates;

  •
  noninterest income of $14.4 million;

  •
  noninterest expense of $312.7 million primarily relates to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. In 2008, we incurred $134.9 million in privatization-related expense and a $26.0 million increase in provision for losses on off-balance sheet commitments;

  •
  income tax expense (benefit) of ($88.1) million was due to the difference between the $127.9 million, or a 31 percent effective tax rate for our consolidated results, and the actual tax expense calculated for the business segments of $216.0 million using the marginal tax rate; and

  •
  loss from discontinued operations of $15.1 million.

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(Amounts in thousands)	2007	2008	2009
Interest Income
Loans	$2,511,552	$2,549,512	$2,319,643
Securities	443,685	415,870	455,184
Interest bearing deposits in banks	3,276	574	13,449
Federal funds sold and securities purchased under resale agreements	26,247	6,472	371
Trading account assets	7,652	5,189	965

Total interest income	2,992,412	2,977,617	2,789,612

Interest Expense
Deposits	991,140	639,047	408,301
Federal funds purchased and securities sold under repurchase agreements	56,676	47,875	137
Commercial paper	76,284	31,767	3,095
Other borrowed funds	42,883	107,698	18,310
Medium- and long-term debt	101,096	99,429	109,704
Trust notes	953	953	953

Total interest expense	1,269,032	926,769	540,500

Net Interest Income	1,723,380	2,050,848	2,249,112
Provision for loan losses	81,000	515,000	1,114,000

Net interest income after provision for loan losses	1,642,380	1,535,848	1,135,112

Noninterest Income
Service charges on deposit accounts	304,362	302,965	290,764
Trust and investment management fees	157,734	165,255	134,997
Trading account activities	65,608	54,530	73,590
Merchant banking fees	44,123	49,546	64,652
Brokerage commissions and fees	39,839	38,891	33,584
Card processing fees, net	30,307	31,553	32,512
Securities gains, net	1,621	44	24,281
Other	155,945	129,872	72,764

Total noninterest income	799,539	772,656	727,144

Noninterest Expense
Salaries and employee benefits	911,022	978,081	971,656
Net occupancy	141,573	154,566	167,082
Intangible asset amortization	4,501	44,935	161,910
Regulatory agencies	10,691	23,971	133,616
Outside services	75,939	78,933	89,289
Professional services	67,021	70,886	70,055
Equipment	63,607	61,571	66,236
Software	57,114	60,448	62,950
Foreclosed asset expense	110	1,019	6,339
Provision for losses on off-balance sheet commitments	9,000	35,000	51,000
Privatization-related expense	—	90,505	45,882
Other	233,623	296,781	262,486

Total noninterest expense	1,574,201	1,896,696	2,088,501

Income (loss) from continuing operations before income taxes	867,718	411,808	(226,245)
Income tax expense (benefit)	294,354	127,868	(161,284)

Income (Loss) from Continuing Operations	573,364	283,940	(64,961)

Income (loss) from discontinued operations before income taxes	66,753	(27,368)	—
Income tax expense (benefit)	32,023	(12,313)	—

Income (Loss) from Discontinued Operations	34,730	(15,055)	—

Net Income (Loss)	$608,094	$268,885	$(64,961)

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2008	2009
Assets
Cash and due from banks	$1,568,578	$1,198,258
Interest bearing deposits in banks	2,872,698	6,585,029
Federal funds sold and securities purchased under resale agreements	63,069	442,552

Total cash and cash equivalents	4,504,345	8,225,839
Trading account assets:
Pledged as collateral	6,283	15,168
Held in portfolio	1,210,496	710,480
Securities available for sale:
Pledged as collateral	54,525	2,500
Held in portfolio	8,140,013	22,556,329
Securities held to maturity (Fair value: 2009, $1,457,654)	—	1,227,718
Loans (net of allowance for credit losses: 2008, $737,767; 2009, $1,357,000)	48,847,783	45,871,508
Due from customers on acceptances	23,131	8,514
Premises and equipment, net	680,004	674,298
Intangible assets	713,485	561,040
Goodwill	2,369,326	2,369,326
Other assets	3,571,995	3,375,408
Assets of discontinued operations to be disposed or sold	4	—

Total assets	$70,121,390	$85,598,128

Liabilities
Noninterest bearing	$13,566,873	$14,558,989
Interest bearing	32,482,896	53,958,664

Total deposits	46,049,769	68,517,653
Federal funds purchased and securities sold under repurchase agreements	172,758	150,453
Commercial paper	1,164,327	888,541
Other borrowed funds	8,196,597	591,934
Trading account liabilities	1,034,663	538,894
Acceptances outstanding	23,131	8,514
Other liabilities	1,685,412	1,096,095
Medium- and long-term debt	4,288,488	4,212,184
Junior subordinated debt payable to subsidiary grantor trust	13,980	13,527
Liabilities of discontinued operations to be extinguished or assumed	7,960	—

Total liabilities	62,637,085	76,017,795

Commitments, contingencies and guarantees—See Note 24
Stockholder's Equity
Preferred stock:
Authorized 5,000,000 shares, no shares issued or outstanding at December 31, 2008 and 2009	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, issued 136,330,829 shares in 2008 and 2009	136,331	136,331
Additional paid-in capital	3,195,023	5,195,023
Retained earnings	4,964,802	4,899,841
Accumulated other comprehensive loss	(811,851)	(650,862)

Total stockholder's equity	7,484,305	9,580,333

Total liabilities and stockholder's equity	$70,121,390	$85,598,128

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity

(In thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holder's equity
BALANCE DECEMBER 31, 2006	156,460,057	$156,460	$1,083,649	$(1,064,606)	$4,655,272	$(259,374)	$4,571,401

Comprehensive income:
Net income-2007					608,094		608,094
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						50,968	50,968
Net change in unrealized losses on securities available for sale						(71,285)	(71,285)
Foreign currency translation adjustment						517	517
Pension and other benefits adjustment						(3,949)	(3,949)

Total comprehensive income, net of tax							584,345
Adjustment for uncertain tax positions					(49,300)	—	(49,300)
Adjustment for changes in timing of cash flows relating to income taxes generated by leveraged leases					(20,803)		(20,803)
Stock options exercised	800,850	801	32,498				33,299
Restricted stock granted, net of forfeitures	288,305	288	(288)				—
Restricted stock and performance share units vested	10,309	10	(10)				—
Excess tax benefit—stock based compensation			4,616				4,616
Compensation expense—stock options			12,999				12,999
Compensation expense—restricted stock			14,413				14,413
Compensation expense—restricted stock units, performance share units and other share-based compensation			5,860				5,860
Common stock repurchased(1)				(137,978)			(137,978)
Dividends declared on common stock, $2.03 per share(2)					(280,871)		(280,871)

Net change		1,099	70,088	(137,978)	257,120	(23,749)	166,580

BALANCE DECEMBER 31, 2007	157,559,521	$157,559	$1,153,737	$(1,202,584)	$4,912,392	$(283,123)	$4,737,981

Comprehensive loss:
Net income-2008					268,885		268,885
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges(3)						59,633	59,633
Net change in unrealized losses on securities available for sale(3)						(388,079)	(388,079)
Foreign currency translation adjustment						(1,853)	(1,853)
Pension and other benefits adjustment						(412,608)	(412,608)

Total comprehensive loss, net of tax							(474,022)
Split-Dollar Life Insurance adjustment					(236)		(236)
Income tax benefit on dividends on share-based payment awards adjustment			451				451
Capital contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)			1,000,000				1,000,000
Stock options exercised	2,307,005	2,307	107,471				109,778
Stock option payouts as a result of privatization(4)(5)			(173,396)				(173,396)
Restricted stock granted, net of forfeitures	20,198	20	(20)				—
Performance share and restricted stock units, and other share based compensation payouts as a result of privatization(4)(5)			(30,193)				(30,193)
Excess tax benefit—stock based compensation			61,109				61,109
Compensation expense—stock options			23,831				23,831
Compensation expense—restricted stock			41,557				41,557
Compensation expense—restricted stock units, performance share units and other share-based compensation			18,054				18,054
Common stock repurchased(1)				(2,214)			(2,214)
Common and treasury stock cancellation(4)	(23,555,895)	(23,555)	(1,181,243)	1,204,798			—
Adjustments related to privatization(4)			2,173,665			214,179	2,387,844
Dividends declared on common stock, $1.56 per share(2)					(216,239)		(216,239)

Net change		(21,228)	2,041,286	1,202,584	52,410	(528,728)	2,746,324

BALANCE DECEMBER 31, 2008	136,330,829	$136,331	$3,195,023	$—	$4,964,802	$(811,851)	$7,484,305

Comprehensive income:
Net loss-2009					(64,961)		(64,961)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges(3)						(54,010)	(54,010)
Net change in unrealized losses on securities(3)						56,401	56,401
Foreign currency translation adjustment						1,376	1,376
Net change in pension and other benefits						157,222	157,222

Total comprehensive income, net of tax							96,028
Capital contribution from BTMU			2,000,000				2,000,000

Net change		—	2,000,000	—	(64,961)	160,989	2,096,028

BALANCE DECEMBER 31, 2009	136,330,829	$136,331	$5,195,023	$—	$4,899,841	$(650,862)	$9,580,333

(1)
Common stock repurchased includes commission costs.
(2)
Dividends are based on UnionBanCal Corporation's shares outstanding as of the declaration date.
(3)
Includes amortization of privatization adjustments. See Note 2 to these consolidated financial statements for additional information on the Company's privatization transaction.
(4)
See Note 2 to these consolidated financial statements for a description of the Company's privatization.
(5)
See Note 15 to these consolidated financial statements for a description of payouts relating to compensation plans, which were canceled on November 4, 2008 as a result of the Company's privatization.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$608,094	$268,885	$(64,961)
Income (loss) from discontinued operations, net of taxes	34,730	(15,055)	—

Income (loss) from continuing operations, net of taxes	573,364	283,940	(64,961)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	81,000	515,000	1,114,000
Provision for losses on off-balance sheet commitments	9,000	35,000	51,000
Depreciation, amortization and accretion	117,980	143,859	154,777
Stock-based compensation—stock options and other share-based compensation	33,272	83,442	—
Deferred income taxes	(24,764)	(181,046)	(121,772)
Net gains on sales of securities	(1,621)	(44)	(24,281)
Net decrease (increase) in trading account assets	(227,012)	(613,446)	491,131
Net decrease (increase) in prepaid expenses	(37,898)	431,566	(432,875)
Net decrease (increase) in fees and other receivable	11,468	86,627	(29,587)
Net increase in other assets	(235,202)	(510,702)	(302,342)
Net increase (decrease) in accrued expenses	82,368	493,858	(415,602)
Net increase (decrease) in trading account liabilities	92,921	683,606	(495,769)
Net increase (decrease) in other liabilities	(78,173)	274,777	(197,670)
Loans originated for resale	(680,541)	(428,301)	(65,337)
Net proceeds from sale of loans originated for resale	669,333	389,833	47,547
Excess tax benefit—stock-based compensation	(4,616)	(61,109)	—
Other, net	34,820	(399,652)	171,678
Discontinued operations, net	60,563	77,222	(6,027)

Total adjustments	(97,102)	1,020,490	(61,129)

Net cash provided by (used in) operating activities	476,262	1,304,430	(126,090)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	352,568	14,647	5,295,472
Proceeds from matured and called securities available for sale	1,806,844	1,554,813	2,536,986
Purchases of securities available for sale	(1,970,887)	(1,936,558)	(23,295,394)
Proceeds from matured securities held to maturity	—	—	8,322
Purchases of premises and equipment, net	(104,680)	(95,405)	(100,527)
Net decrease (increase) in loans	(4,604,981)	(8,841,250)	1,863,514
Other, net	—	(5,031)	(809)
Discontinued operations, net	3,241	3,732	—

Net cash used in investing activities	(4,517,895)	(9,305,052)	(13,692,436)

Cash Flows from Financing Activities:
Net increase in deposits	829,509	3,369,578	22,467,884
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	547,675	(1,458,844)	(22,305)
Net increase (decrease) in commercial paper and other borrowed funds	1,048,715	5,218,649	(6,880,449)
Capital contribution from the Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	—	1,000,000	2,000,000
Common stock repurchased	(137,978)	(2,214)	—
Proceeds from issuance of medium- and long-term debt	749,250	2,276,000	1,625,000
Repayment of medium- and long-term debt	(200,000)	—	(1,650,000)
Payments of cash dividends	(274,974)	(287,995)	—
Stock options exercised	37,915	170,887	—
Share-based compensation payouts as a result of privatization	—	(203,589)	—
Other, net	1,267	(1,853)	1,376
Discontinued operations, net	(20,170)	(96,591)	(1,929)

Net cash provided by financing activities	2,581,209	9,984,028	17,539,577

Net increase (decrease) in cash and cash equivalents	(1,460,424)	1,983,406	3,721,051
Cash and cash equivalents at beginning of year	3,981,435	2,521,633	4,504,345
Effect of exchange rate changes on cash and cash equivalents	622	(694)	443

Cash and cash equivalents at end of year	$2,521,633	$4,504,345	$8,225,839

Cash Paid During the Year For:
Interest	$1,337,976	$938,895	$562,050
Income taxes	305,803	236,931	209,579
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	$—	$—	$1,144,036
Loans transferred to foreclosed assets (OREO)	1,571	32,506	66,225
Term borrowing—issued in current year, but settled after end of year	—	1,000,000	—

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009

Note 1—Summary of Significant Accounting Policies and Nature of Operations

  Introduction

        UnionBanCal Corporation, a wholly-owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), is a financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, and Texas as well as nationally and internationally.

        See Note 2 for information on the Company's privatization transaction.

  Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company accounts for investments over which it exerts significant influence using the equity method of accounting. Investments where the Company does not exert significant influence are accounted for at cost. Investments, both under the equity method of accounting and at cost, are included in other assets.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods may have been reclassified to conform to current financial statement presentation.

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
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Trading Account Assets

        Trading account assets are recorded at fair value and consist of securities and loans that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in market values. Substantially all of the securities have a high degree of liquidity and readily determinable market value. Interest earned, paid, or accrued on trading account assets is included in interest income using a method that produces a level yield. Realized gains and losses from the sale or close-out of trading account positions and unrealized market value adjustments are recognized in noninterest income.

        Also included in trading account assets are the unrealized gains related to a variety of derivative contracts, primarily interest rate swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes, based on management's intent at inception, or as an accommodation to customers.

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

        Total unrealized losses on trading account securities totaled $0.4 million at December 31, 2009.

  Securities

        Securities for which management has both the intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The Company's held to maturity securities consist of the collateralized loan obligation (CLO) portfolio. Debt securities and equity securities with readily determinable market values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholder's equity until realized.

        Interest income on debt securities classified as either available for sale or held to maturity includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities.

        The Company recognizes other-than-temporary impairment on its securities available for sale and held to maturity portfolios when it does not expect to recover its amortized cost in any individual security. A debt security is subject to impairment testing when its fair value is lower than its amortized cost at the end of a reporting period. Typical debt securities in the portfolio that are subject to testing for other-than-temporary impairment are CLOs and non-agency residential mortgage-backed securities. In determining whether impairment is other than temporary, the Company considers expected cash flows utilizing a number of assumptions such as recovery rates, default rates and reinvestment rates, business models, current and projected financial performance, and overall economic conditions.

        Debt securities with unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of the security. Any impairment on securities the Company intends, or is more likely than not required to sell, is recognized in earnings as the entire difference between the amortized cost and its fair value. Any

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

impairment on securities the Company does not intend or it is not more likely than not required to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security.

        Marketable equity securities are subject to testing for other-than-temporary impairment when there is a severe or sustained decline in market price below the amount recorded for that investment. The Company considers the issuer's financial condition, capital strength, and near-term prospects in assessing whether other-than-temporary impairment exists.

        Realized gains and losses on the sale of and credit losses related to other-than-temporary impairment on available for sale securities are included in noninterest income as securities gains (losses), net. The specific identification method is used to calculate realized gains and losses on sales.

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

        Loans purchased with evidence of credit quality deterioration since their origination are recorded initially at fair value with no allowance for loan losses. Interest income is recognized based on the excess of future expected cash flows over the purchase price versus contractual cash flows. Subsequently, such loans are considered impaired if it becomes probable that the Company will be unable to collect the initial expected future cash flows. At that time, the Company will establish an allowance for loan losses up to the amount expected at acquisition. An increase in cash flows previously expected is recorded as interest income prospectively over the remaining life of the loan.

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

        Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Interest accruals are continued for

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

certain small business loans that are processed centrally, consumer loans, and one-to-four family residential mortgage loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. Effective January 1, 2009, consumer equity loans and one-to-four single family residential loans are placed on nonaccrual when these loans are delinquent 90 days or more, or in foreclosure. Interest accruals are also continued for loans that are both well-secured and in the process of collection. For this purpose, loans are considered well-secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status.

        When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period operating results. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such a loan is considered to be fully collectible on a timely basis. However, the Company's policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well-secured and in management's judgment are considered to be fully collectible but the timely collection of payments is in doubt. Although the accrual of interest is suspended, interest income is recognized as it is received.

        Loans are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Additionally, some impaired loans with commitments of less than $2.5 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer and residential mortgage loans, which are evaluated on a pool basis.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

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

        Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate that a probable loss has been incurred in excess of the amount determined by the application of the formula allowance. The specific allowance also includes impaired leases.

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

        The allowance also incorporates the results of measuring impaired loans. Impairment is recognized as a component of the existing allowance for loan losses.

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

        Long-lived assets that are held are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined if the expected undiscounted future cash flows of a long-lived asset is lower than its carrying value. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The impairment loss is reflected in noninterest expense.

  Intangible Assets

        Intangible assets represent purchased assets that lack physical substance and can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged. Intangible assets are recorded at fair value at the date of acquisition.

        Intangible assets that have infinite lives are tested for impairment at least annually.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        Intangible assets that have finite lives, which include core deposit intangibles, customer relationships and trade name, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated periods of benefit, which range from six to forty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

  Other Investments

        The Company invests in private capital investments which include direct investments in private companies and indirect investments in private equity funds. These investments are accounted for based on the cost or equity method of accounting depending on whether the Company has significant influence over the investee. These investments are initially recorded at cost. Under the equity method the investment is adjusted for the Company's share of investee's net income or loss for the period. Under the cost method dividends received are recognized in other noninterest income and dividends received in excess of the investee's earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are evaluated for other-than-temporary impairment if events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. If an investment is determined to be impaired, it is written down to its current fair value. Fair value is estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the net asset value (NAV) of the fund.

        The Company invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. These low-income housing credit (LIHC) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying value is amortized as an expense over the period of available tax credits and tax benefits.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

received. These investments are tested annually for impairment, based on projected operating results and realizability of tax credits.

        All these investments are included within other assets and any other-than temporary impairment is recognized in other noninterest income.

  Derivative Instruments Held for Purposes Other Than Trading

        The Company enters into a variety of derivative contracts as a means of reducing the Company's interest rate and foreign exchange exposures. All derivative instruments are recorded at fair value and included in other assets or other liabilities. At inception, the Company designates a derivative instrument as: a hedge of the fair value of a recognized asset or liability (i.e., fair value hedge), a hedge of the variability in the expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (i.e., cash flow hedge), or as a free-standing derivative (i.e., economic hedge). For free-standing derivatives, the change in fair value is recognized in earnings.

        The Company applies hedge accounting to certain of its derivatives. To qualify for hedge accounting, a derivative must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged. For both fair value hedges and cash flow hedges, any ineffectiveness (i.e., the amount, which may arise during the hedging relationship, by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) is recognized in noninterest expense in the period in which it arises. For qualifying fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent effective, is completely offset with no impact on earnings. For qualifying cash flow hedges, the unrealized changes in fair value, to the extent effective, are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans and deposit liabilities are recognized in net interest income in the period in which the cash flow from the hedged item is recognized in earnings. The fair value of cash flow hedges related to forecasted transactions is recognized as an adjustment to the carrying value of the asset or liability in the period when the forecasted transaction occurs or in noninterest expense if the forecasted transaction no longer is expected to occur.

        If a derivative instrument is determined to no longer be highly effective as a designated hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument would be recorded in earnings.

  Operating Leases

        The Company enters into a variety of lease contracts generally for premises and equipment. Lease contracts that do not transfer substantially all of the benefits and risks of ownership and do not meet the accounting requirements for capital lease classification are treated as operating leases. The Company accounts for the payments of rent on these contracts on a straight-line basis over the lease term. At inception of the lease term, any periods for which no rents are paid and/or escalation clauses are stipulated in the lease contract are included in the determination of the rent expense and recognized ratably over the lease term.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        The Company records liabilities for legal obligations associated with the future retirement of buildings and leasehold improvements at fair value when incurred. The assets are increased by the related liability and depreciated over the estimated useful life of that asset.

  Foreign Currency Translation

        Assets, liabilities and results of operations for foreign branches are recorded based on the functional currency (i.e., the local currency) of each branch. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the period end spot foreign exchange rates. Revenues and expenses are translated daily using end of day spot foreign exchange rates, with resulting gains or losses included in stockholder's equity, as a component of accumulated other comprehensive income (loss), on a net-of-tax basis.

  Income Taxes

        The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes, rather than amounts reported on the Company's income tax return. Interest income, interest expense and penalties pertaining to the settlement, or expected settlement, of prior years' tax issues are recognized in income tax expense. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws. Deferred tax assets are recognized when they meet a "more-likely-than-not" threshold. For tax positions that meet the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority is recognized.

  Allowance for Losses on Off-Balance Sheet Commitments

        The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loan commitments, standby letters of credit and commercial lines of credit that are not for sale. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses and incorporates an assumption based upon historical information of likely utilization. See accounting policy "Allowance for Loan Losses." The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        Additional information on the trust notes can be found in Note 14 to these consolidated financial statements.

  Recently Issued Accounting Pronouncements

  FASB Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-01, "Topic-105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." The new guidance establishes the FASB Accounting Standards Codification™ (FASB ASC) as the single source of authoritative US GAAP. The FASB ASC does not significantly change current US GAAP and merely restructures the information in a topical format. The FASB ASC was effective July 1, 2009 and the technical references to US GAAP included in these consolidated financial statements are provided under the new FASB ASC structure with the prior terminology included parenthetically within this note. At adoption, there was no impact from this change on the Company's financial position or results of operations.

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

  Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued new guidance impacting FASB ASC 815-10, "Derivatives and Hedging" (formerly SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133"). The guidance requires expanded qualitative, quantitative and credit-risk

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

disclosures of derivative instruments and hedging activities. These disclosures include more detailed information about gains and losses, location of derivative instruments in financial statements, and credit-risk-related contingent features in derivative instruments. The guidance also requires the disclosure of all significant concentrations of credit risks arising from derivative instruments. The guidance, which applies only to disclosures, was effective January 1, 2009. Disclosures required under this Statement are included in Note 18 to these consolidated financial statements.

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

  Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, "Compensation Retirement Benefits—Defined Benefit Plans—Disclosure" (formerly FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets"), which expands the disclosure requirements related to an employer's defined benefit pension or other postretirement plan. The guidance requires additional disclosure information, including how a company makes investment allocation decisions, the fair value of each major category of plan assets and the nature and amount of concentration risk within or across those plan asset categories. Additionally, the guidance requires disclosures about the valuation of plan assets, including the level within the fair value hierarchy in which fair value measurements of plan assets fall and information about the inputs and valuation techniques used to measure the fair value of plan assets. The guidance, which applies only to disclosures, was effective December 31, 2009. Disclosures required under this Statement are included in Note 9 to these consolidated financial statements.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

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

  Subsequent Events

        In May 2009, the FASB issued FASB ASC 855-10, "Subsequent Events" (formerly SFAS No. 165, "Subsequent Events"), which requires an evaluation of events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The guidance also provides information about when such a subsequent event should be recognized in the financial statements and requires the disclosure of the date through which subsequent events were evaluated and whether that represents the date the financial statements were issued or available to be issued. The guidance was effective June 30, 2009. In February 2010, the FASB issued FASB ASU 2010-09, "Amendments to Certain Recognition and Disclosure Requirements," which amends the above subsequent event guidance to remove the requirement to disclose the actual date through which subsequent events have been evaluated. This guidance was effective upon issuance. At adoption of both of the above guidance, there was no impact on the Company's financial position or results of operations. The Company evaluates the impact of subsequent events through the date that its financial statements are issued. Disclosures required under this guidance are included in Note 27 to these consolidated financial statements.

  Accounting for Transfers of Financial Assets

        In December 2009, the FASB issued ASU 2009-16, "Accounting for Transfers of Financial Assets" which formally codifies SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140," which was issued in June 2009. The guidance eliminates the concept of qualifying special purpose entities (QSPEs) and modifies financial asset derecognition criteria. The elimination of the exception

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

for QSPEs will likely result in many sponsors that transferred financial assets to such vehicles to consolidate them. The derecognition modifications require that companies consider all arrangements such that the transferred financial asset is legally isolated from the transferor and any of its consolidated affiliates when determining whether derecognition is appropriate for a transferred financial asset. For a transfer of a portion of a financial asset to be derecognized, it must meet the definition of a participating interest. The guidance also requires that all beneficial interests retained in transferred financial assets be initially measured at fair value. Disclosures are amended to require description of a company's continuing involvement with transferred financial assets and details regarding financial or other support provided. The guidance is effective January 1, 2010. Management believes that adopting this guidance will not have a material impact on the Company's financial position or results of operations.

  Consolidation Criteria for Variable Interest Entities

        In December 2009, the FASB issued ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" which formally codifies SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" which was issued in June 2009. The guidance changes the method of analyzing which party shall consolidate a variable interest entity (VIE) by providing revised criteria for determining the primary beneficiary. A company would be required to determine the primary beneficiary of a VIE on a continual basis based on a qualitative assessment of which party, if any, has the power to direct activities and the right to receive benefits or the obligation to absorb losses. The guidance also states that if power is shared by multiple parties such that no one party has the power to direct the activities, then no party shall consolidate the VIE. Disclosures are also amended to require disclosure of continuing involvement with VIEs and judgments used in the consolidation analysis such as the method, significant judgments and assumptions used for determining the primary beneficiary. The guidance is effective January 1, 2010. As a result of reviewing the Company's variable interest entities and the determination of the primary beneficiary, the Company expects to consolidate certain Low Income Housing Tax Credit investment funds. At adoption, management expects to recognize additional assets of approximately $300 million upon consolidation of these entities. Management believes that adopting this guidance will not have a material impact on the Company's results of operations.

  Measuring Liabilities at Fair Value

        In August 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value." This guidance amends FASB ASC 820-10, "Fair Value Measurements and Disclosures" to clarify that, if available, an entity should measure the fair value of a liability using a quoted price in an active market. If such information is not available, an entity should use a valuation technique based on the quoted price when the liability or similar liabilities are traded as assets, if available, which should not be adjusted for any transfer restrictions. The guidance also emphasizes that an entity should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The guidance was effective October 1, 2009. At adoption, there was no impact on the Company's financial position or results of operations.

  Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

        In October 2009, the FASB issued ASU 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This guidance amends FASB ASC 820-10, "Fair Value Measurements and Disclosures" to state that if an investment does not have a readily determinable fair value

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

and has all the attributes of an investment company, a reporting entity is permitted, as a practical expedient, to estimate fair value using the investment's net asset per share (NAV). The NAV should be calculated as of the reporting entity's measurement date and, if not, the NAV must be adjusted for significant market events since its calculation. This guidance also precludes a reporting entity from using this practical expedient if it is probable that it will sell the investment at a price other than NAV. The guidance also requires enhanced disclosures about the nature and risk of such investments. The guidance was effective October 1, 2009. At adoption, there was no material impact on the Company's financial position or results of operations. Disclosures required under this guidance are included in Note 17 to these consolidated financial statements.

  Improving Disclosures about Fair Value Measurements

        In January 2009, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This guidance amends FASB ASC 820-10, "Fair Value Measurements and Disclosures" with respect to disclosures. Specifically, this guidance requires the disclosure of transfers in and out of Level 1 and Level 2 and a gross presentation within the Level 3 rollforward. This guidance also clarifies that the information should be presented by class of financial asset or liability and that a discussion of valuation techniques and inputs is required for Level 2 and Level 3 recurring and nonrecurring fair value measurements. The guidance is effective March 31, 2010 except for the gross presentation within the Level 3 rollforward, which is effective March 31, 2011. Management believes that adopting this guidance will not have a significant impact on the Company's financial position or results of operations.

Note 2—Privatization

        On November 4, 2008, the Company became a privately held company (privatization transaction) pursuant to the Agreement and Plan of Merger, dated as of August 18, 2008, by and among the Company, BTMU, a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG), and Blue Jackets, Inc., a Delaware corporation and a wholly-owned subsidiary of BTMU (Merger Sub) (the Merger Agreement). All of the Company's issued and outstanding shares of common stock are now owned by BTMU. Prior to the transaction, BTMU owned approximately 64 percent of the Company's outstanding shares of common stock.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 2—Privatization (Continued)

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

        Goodwill previously recorded by BTMU, which totaled $335 million, was pushed down to the Company's consolidated balance sheet as part of the privatization transaction. In addition, CDI totaling $92 million and a fair value adjustment to loans of negative $15 million, which were previously recorded by BTMU, had also been pushed down to the Company's consolidated balance sheet.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 2—Privatization (Continued)

        The following table summarizes the allocation of goodwill by operating business segments as of October 1, 2008:

(Dollars in millions)
Retail Banking	$954
Corporate Banking	1,046
Other	14

Total	$2,014

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 2—Privatization (Continued)

        The Company assigned amounts to intangible assets at October 1, 2008 as follows:

(Dollars in millions)	Fair Value at October 1, 2008	Life (years)
Core deposit intangibles	$484	10
Customer relationships	57	22
Trade name	109	40
Other	10	7

Total	$660

        The Company recorded amortization (accretion) of the fair value adjustments by category for the years ended December 31, 2008 and 2009 as follows:

	For the year ended December 31,
(Dollars in thousands)	2008	2009
Securities	$(3,258)	$(31,984)
Loans	(14,350)	(92,885)
Cash flow hedges	4,141	13,088
Premises and equipment	2,119	6,390
Intangible assets	42,254	160,338
Long-term debt	1,113	3,640

Total amortization	$32,019	$58,587

        The Company recorded expenses for the privatization transaction for the years ended December 31, 2008 and 2009 as follows:

	For the year ended December 31,
(Dollars in thousands)	2008	2009
Salaries and employee benefits(1)	$65,047	$44,380
Professional services	22,029	1,502
Other	3,429	—

Total	$90,505	$45,882

(1)
Includes $47.3 million for the acceleration of stock compensation at December 31, 2008, and $17.7 million and $44.4 million for the amortization of the bridge award compensation at December 31, 2008 and 2009, respectively.

        As part of the Merger Agreement, all outstanding stock options, performance share units, restricted stock units and stock units were cancelled and settled or will be settled in cash, and all unvested restricted stock awards vested. The unamortized expense for stock options, performance share units and restricted stock units was accelerated in 2008. The amounts that were settled for stock options, performance share units, restricted stock units and stock units were recorded as a reduction to additional paid-in capital of $203.6 million. The acceleration and vesting of these awards resulted in stock-based compensation expense of $47.3 million in 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 2—Privatization (Continued)

        Additionally, as part of the Merger Agreement, certain officers and other employees of the Company were granted bridge compensation awards, which vest over the interim period during which no long-term incentive compensation awards are in place up to April 2011. The total amount awarded was $71.8 million, and $17.7 million and $44.4 million were amortized and recorded as compensation expense in 2008 and 2009, respectively.

Note 3—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	December 31,
	2007	2008				2009
(Dollars in thousands)	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,008	$—	$—	$—	$—	$299,488	$189	$—	$299,677
Other U.S. government	712,108	761,000	17,988	—	778,988	12,311,626	13,165	47,373	12,277,418
Residential mortgage-backed securities—agency	4,964,370	5,371,181	87,803	12,038	5,446,946	9,215,771	171,513	25,161	9,362,123
Residential mortgage-backed securities—non-agency	757,609	639,679	—	124,592	515,087	454,646	36	63,243	391,439
State and municipal	56,756	52,749	2,185	87	54,847	43,287	1,830	21	45,096
Asset-backed and debt securities	1,948,855	1,837,287	48,921	597,310	1,288,898	112,609	1,598	6,072	108,135
Equity securities	13,061	109,919	126	355	109,690	74,791	441	291	74,941
Foreign securities	1,393	82	—	—	82	—	—	—	—

Total securities available for sale	$8,455,160	$8,771,897	$157,023	$734,382	$8,194,538	$22,512,218	$188,772	$142,161	$22,558,829

Securities Held to Maturity

	December 31, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,758,716	$—	$531,094	$1,227,622	$231,135	$1,199	$1,457,558
Foreign securities	96	—	—	96	—	—	96

Total securities held to maturity	$1,758,812	$—	$531,094	$1,227,718	$231,135	$1,199	$1,457,654

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

        For the years ended December 31, 2007, 2008 and 2009, interest income included $2.9 million, $5.9 million and $4.1 million, respectively, from non-taxable securities.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 3—Securities (Continued)

Transfer of Securities from Available for Sale to Held to Maturity

        The Company's CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, management reassessed the classification of its CLOs. On February 28, 2009, the Company reclassified its CLOs, which totaled $1.1 billion at fair value, from available for sale to held to maturity. The related unrealized pre-tax loss of $589 million included in accumulated OCI at the date of reclassification remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the CLOs. However, there is no impact on earnings, as an equal fair value discount on the securities is being accreted through earnings over the remaining terms of the CLOs. No gain or loss was recognized at the time of reclassification. Accordingly, no change was recorded in the amortized cost basis of the securities as a result of the transfer. The Company considers the held to maturity classification to be more appropriate because the Company has the ability and the intent to hold these securities to maturity.

        The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

Securities Available for Sale(1)

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,801,365	$3,804,260
Due after one year through five years	9,154,829	9,124,894
Due after five years through ten years	1,487,402	1,526,028
Due after ten years	7,993,831	8,028,706
Equity securities(2)	74,791	74,941

Total securities available for sale	$22,512,218	$22,558,829

Securities Held to Maturity

	December 31, 2009
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$96	$96
Due after one year through five years	9,941	8,603
Due after five years through ten years	1,364,314	1,158,042
Due after ten years	384,461	290,913

Total securities held to maturity	$1,758,812	$1,457,654

(1)
The remaining contractual maturities of mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.

(2)
Equity securities do not have a stated maturity.

(3)
Amortized cost reflects fair value adjustments as a result of the Company's privatization. Refer to Note 2 to these condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 3—Securities (Continued)

        The proceeds from sales of securities, gross realized gains and gross realized losses are shown below.

Securities

	December 31,
(Dollars in thousands)	2007	2008	2009
Proceeds from sales	$352,568	$14,647	$5,295,472
Gross realized gains	1,608	74	27,491
Gross realized losses	—	30	42

Analysis of Unrealized Losses on Securities

        At December 31, 2008 and 2009, the Company's securities available for sale, shown below, were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

Securities Available for Sale

	December 31, 2008
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Residential mortgage-backed securities—agency	$188,741	$2,035	25	$607,171	$10,003	84	$795,912	$12,038	109
Residential mortgage-backed securities—non-agency	331,123	52,533	10	183,964	72,059	9	$515,087	$124,592	19
State and municipal	3,242	74	5	1,669	13	7	4,911	87	12
Asset-backed and debt securities	38,221	9,261	3	1,088,480	588,049	218	1,126,701	597,310	221
Equity securities	5,085	355	3	—	—	—	5,085	355	3

Total securities available for sale	$566,412	$64,258	46	$1,881,284	$670,124	318	$2,447,696	$734,382	364

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$8,682,501	$47,373	106	$—	$—	—	$8,682,501	$47,373	106
Residential mortgage-backed securities—agency	2,928,456	24,628	61	232,670	533	28	3,161,126	25,161	89
Residential mortgage-backed securities—non-agency	—	—	—	362,471	63,243	17	362,471	63,243	17
State and municipal	760	1	2	1,498	20	6	2,258	21	8
Asset-backed and debt securities	27,325	2,218	3	62,427	3,853	9	89,752	6,072	12
Equity securities	—	—	—	164	291	2	164	291	2

Total securities available for sale	$11,639,042	$74,220	172	$659,230	$67,940	62	$12,298,272	$142,161	234

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 3—Securities (Continued)

Securities Held to Maturity

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

Total securities held to maturity	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

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

        At December 31, 2009, the Company did not have the intent to sell temporarily impaired securities until a recovery of the fair value, which may be maturity, and it is more likely than not that the Company will not have to sell the securities prior to recovery of fair value.

  Other U.S. Government Securities

        Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities are issued with a stated interest rate and mature in less than five years. The unrealized losses on other U.S. Government securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at December 31, 2009.

  Residential Mortgage-Backed Securities—Agency

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at December 31, 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 3—Securities (Continued)

  Residential Mortgage-Backed Securities—Non-Agency

        Non-agency residential mortgage backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral provided by a third-party vendor using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, the Company concluded these securities were not other-than-temporarily impaired at December 31, 2009.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The unrealized losses on the state and municipal securities resulted from higher interest rates subsequent to purchase and not from credit quality. As a result, the securities were not other-than-temporarily impaired at December 31, 2009.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at December 31, 2009 consist of $83.3 million in privately placed debt securities issued by power and utilities companies and $6.4 million in commercial mortgage-backed securities. Expected cash flows of debt securities to power and utilities companies are assessed to determine if the amortized cost basis of the securities is recoverable. Based on this assessment, the Company concluded that these securities were not other-than-temporarily impaired as of December 31, 2009.

  Collateralized Loan Obligations

        CLOs are classified as held to maturity (see discussion above). Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. The fair value of the CLO portfolio was adversely impacted in 2008 and 2009 by the overall financial market crisis. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. An analysis was performed as of December 31, 2009 to determine whether any of the unrealized losses related to CLOs was believed to be other-than-temporary. Based on this analysis, an insignificant amount of impairment was recognized on two CLO securities during 2009. Since no observable credit quality issues were present in the remaining CLO portfolio at December 31, 2009, the Company concluded that these securities were not other-than-temporarily impaired.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 3—Securities (Continued)

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

        The Company reports securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. Trading and available for sale securities pledged as collateral, which totaled $15.2 million and $2.5 million, respectively, at December 31, 2009, have been separately identified on the consolidated balance sheet. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At December 31, 2009, the Company had $5.9 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.4 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.3 billion) and to secure public and trust department deposits ($5.2 billion).

        At December 31, 2008, the Company did not accept any securities as collateral that it is permitted by contract to sell or repledge. At December 31, 2009, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $442.6 million ($434.6 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sells.) These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 4—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and fees (costs) of $14 million and $53 million, at December 31, 2008 and 2009, respectively, is as follows:

	December 31,
(Dollars in thousands)	2008	2009
Commercial, financial and industrial(1)	$18,469,023	$15,258,081
Construction	2,744,062	2,429,009
Mortgage:
Residential	15,880,835	16,716,048
Commercial	8,186,388	8,245,778

Total mortgage	24,067,223	24,961,826
Consumer:
Installment	2,201,602	2,244,239
Revolving lines of credit	1,435,494	1,672,842

Total consumer	3,637,096	3,917,081
Lease financing	645,765	653,743

Total loans held for investment	49,563,169	47,219,740
Total loans held for sale	22,381	8,768

Total loans	49,585,550	47,228,508
Allowance for loan losses	737,767	1,357,000

Loans, net	$48,847,783	$45,871,508

(1)
Included in commercial, financial and industrial loans at December 31, 2008 and 2009 were overdrafts from various deposit accounts of $68.6 million and $25.5 million, respectively.

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Balance, beginning of year	$331,077	$402,726	$737,767
Loans charged off	18,604	177,282	532,024
Recoveries of loans previously charged off	8,489	7,321	32,614

Total net loans charged off	10,115	169,961	499,410
Provision for allowance for loan losses	81,000	515,000	1,114,000
Privatization—adjustment for impaired loans	—	(8,417)	2,062
Foreign translation adjustment	764	(1,581)	2,581

Ending balance of allowance for loan losses	402,726	737,767	1,357,000
Allowance for off-balance sheet commitment losses	90,374	125,374	176,374

Allowances for credit losses balance, end of year	$493,100	$863,141	$1,533,374

        The provision for loan losses increased by $599 million to $1.1 billion in 2009 from $515 million in 2008, primarily due to higher criticized assets, especially in the commercial real estate portfolio, higher

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

nonaccrual loans, increased uncertainty related to the timing and severity of losses to be realized in the commercial real estate portfolio and increases in loss factors related to several portfolio sectors, including the consumer and small business portfolios.

        Nonaccrual loans totaled $415.0 million and $1.3 billion at December 31, 2008 and 2009, respectively. There were $1 million and $20.8 million (none and $3.8 million of which were on accrual status at December 31, 2008 and 2009, respectively) of troubled debt restructured loans (TDRs) at December 31, 2008 and 2009, respectively. Effective January 1, 2009, consumer home equity loans and one-to-four single family residential loans were placed on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans were 180 days past due. As a result of this nonaccrual accounting policy change, home equity and one-to-four family residential loans totaling $225.3 million ($10.3 million of which are restructured loans) have been placed on nonaccrual status as of December 31, 2009. Loans 90 days past due and still accruing totaled $70.7 million and $5.0 million at December 31, 2008 and 2009, respectively.

  Loan Impairment

        Impaired loans include commercial, financial and industrial, construction, commercial mortgage, residential mortgage and consumer loans designated as nonaccrual. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for loan losses is allocated as an impairment allowance.

        The Company's policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

        The following table sets forth information about the Company's impaired loans.

	December 31,
(Dollars in thousands)	2007	2008	2009
Impaired loans with an allowance	$55,522	$410,494	$1,266,253
Impaired loans without an allowance(1)	208	5,807	50,878

Total impaired loans(2)	$55,730	$416,301	$1,317,131

Allowance for impaired loans	$11,250	$106,835	$223,080
Average balance of impaired loans during the year	$40,460	$262,722	$1,139,195
Interest income recognized on loans in nonaccrual status during the year	$3,912	$4,315	$9,704

(1)
These loans do not require an allowance for credit losses since the fair values of the impaired loans equal or exceed the recorded investments in the loans. Included in this category was $1 million of nonperforming TDRs at December 31, 2008.

(2)
Total impaired loans were evaluated for impairment using four measurement methods as follows: $41 million, $324 million and $175 million were evaluated using the present value of the expected future cash flows at December 31, 2007, 2008 and 2009, respectively; $0 million, $3 million and $675 million were evaluated using the fair value of the collateral at December 31, 2007, 2008 and 2009, respectively; $15 million, $89 million and $447 million were evaluated using historical loss factors at December 31, 2007, 2008 and 2009, respectively; and $0 million, $0 million and $3 million were evaluated based on the observable market for the indebtedness at December 31, 2007, 2008 and 2009, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 4—Loans and Allowance for Loan Losses (Continued)

  Related Party Loans

        In some cases, the Company makes loans to related parties including its directors, executive officers, and their affiliated companies. Such loans are recorded in loans on the consolidated balance sheet. Related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at anytime during the year totaled $17 million and $7 million at December 31, 2008 and 2009, respectively. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2008 and 2009, there were no loans to related parties that were charged off. Additionally, at December 31, 2008 and 2009, there were no loans to related parties that were nonperforming.

        During 2008, the Company extended credit to BTMU, in the form of overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2008 and 2009.

Note 5—Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill, which is reported on a continuing operations basis, during 2007, 2008 and 2009, are shown in the table below.

        As part of the Company's privatization transaction, $2.0 billion of goodwill was recorded on October 1, 2008. For further information, see Note 2 to these consolidated financial statements.

(Dollars in thousands)	2007	2008	2009
Goodwill, beginning of year	$360,058	$355,287	$2,369,326
Adjustment of goodwill related to retirement recordkeeping business sale	(4,771)	—	—
Goodwill related to privatization transaction	—	2,014,039	—

Goodwill, end of year	$355,287	$2,369,326	$2,369,326

Goodwill by reportable business segment:
Retail Banking	$198,965	$1,152,648	$1,152,648
Corporate Banking	156,322	1,216,678	1,216,678

Goodwill, end of year	$355,287	$2,369,326	$2,369,326

        The Company reviews its goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test as of January 1, 2009 was performed during the first quarter of 2009, and no impairment was recognized.

        During the second quarter of 2009, the Company changed the date of its annual goodwill impairment test from January 1st to April 1st. The change was made to more closely align the impairment testing date with the testing date used by BTMU, as the Company became a wholly owned subsidiary of BTMU in the fourth quarter of 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

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

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2008 and 2009.

        As part of the privatization transaction, the Company recorded $752 million of intangible assets (CDI of $576 million, trade name of $109 million, customer relationships of $57 million and other of $10 million) on October 1, 2008. For further information, see Note 2 to these consolidated financial statements.

	December 31, 2008			December 31, 2009
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$619,398	$(79,585)	$539,813	$619,398	$(233,042)	$386,356
Trade name	108,733	(683)	108,050	108,733	(3,430)	105,303
Customer relationships	53,761	(1,323)	52,438	53,761	(5,531)	48,230
Other	9,555	—	9,555	9,555	(1,498)	8,057

Subtotal—intangibles with a definite useful life	$791,447	$(81,591)	$709,856	$791,447	$(243,501)	$547,946

Other intangibles with an indefinite useful life	3,629	—	3,629	13,094	—	13,094

Total intangibles	$795,076	$(81,591)	$713,485	$804,541	$(243,501)	$561,040

        Total amortization expense on for 2007, 2008 and 2009 was $4.5 million, $44.9 million and $161.9 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

        Estimated future amortization expense on a continuing operations basis at December 31, 2009 is as follows.

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2010	$114,029	$2,747	$4,246	$1,488	$122,510
2011	88,015	2,747	3,968	1,322	96,052
2012	69,260	2,747	3,679	873	76,559
2013	44,743	2,747	3,436	852	51,778
2014	31,803	2,747	3,232	712	38,494
Thereafter	38,506	91,568	29,669	2,810	162,553

Total estimated amortization expense	$386,356	$105,303	$48,230	$8,057	$547,946

Note 6—Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Software in development is included in other assets. As of December 31, 2008 and 2009, the amounts were as follows:

	December 31,
	2008			2009
(Dollars in thousands)	Cost(1)	Accumulated Depreciation and Amortization	Net Book Value(1)	Cost(1)	Accumulated Depreciation and Amortization	Net Book Value(1)
Land	$133,965	$—	$133,965	$134,286	$—	$134,286
Premises	601,088	276,476	324,612	605,822	307,204	298,618
Leasehold improvements	267,739	173,277	94,462	286,482	189,967	96,515
Furniture, fixtures and equipment	656,813	529,848	126,965	694,400	549,521	144,879

Total	$1,659,605	$979,601	$680,004	$1,720,990	$1,046,692	$674,298

(1)
Cost has been updated to reflect fair value adjustments as a result of the Company's privatization.

        Please see Note 2 to these consolidated financial statements for further detail.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 6—Premises and Equipment (Continued)

        Rental, depreciation and amortization expenses were as follows:

	Years ended December 31,
(Dollars in thousands)	2007	2008	2009
Rental expense of premises	$54,534	$59,055	$68,532
Less: rental income	10,367	11,415	11,719

Net rental expense	$44,167	$47,640	$56,813

Other net rental expense, primarily for equipment	$406	$414	$375

Depreciation and amortization of premises and equipment	$83,921	$88,221	$96,446

        Future minimum lease payments at December 31, 2009 are as follows:

(Dollars in thousands)
Years ending December 31,:
2010	$66,549
2011	60,511
2012	57,300
2013	54,410
2014	47,365
Thereafter	218,169

Total minimum operating lease payments	$504,304

Minimum rental income due in the future under subleases	$1,509

        The Company's leases are for land, branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may in certain cases contain renewal provisions and options to expand or contract space, terminate or purchase the leased premises at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to either a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

        At December 31, 2008 and 2009, the Company had recorded a liability of $4.3 million, for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated. Additional obligations for hazardous material disposal and premise restoration are not estimable due to the uncertainty of disposal or lease termination dates.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 7—Other Assets

  Private Capital and Other Investments

        The following table shows the balances of private capital and other investments at the end of 2008 and 2009.

	December 31,
(Dollars in thousands)	2008	2009
Private capital and other investments:
Private capital investments—cost basis	$153,077	$119,121
Private capital investments—equity method	—	46,296
LIHC investments—guaranteed	219,851	185,779
LIHC investments—unguaranteed	329,027	319,031
Renewable energy investments	165,749	305,917

Total private capital and other investments	$867,704	$976,144

        The Company invests in private capital funds either directly in privately held companies or indirectly through private equity funds. These investments are accounted for based on the cost or equity method depending on whether the Company has significant influence over the investee. The investments' fair value is estimated when events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. Fair value is estimated based on the company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the NAV of the fund. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a recovery is unlikely or will not occur for a reasonable period of time, an other-than-temporary impairment is recorded. Based on this analysis, the Company recorded $15.5 million of other-than-temporary impairment in 2009 on its private capital investments.

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying value is amortized over the period of available tax credits and tax benefits. As of December 31, 2008 and 2009, this category also includes $43.0 million and $34.8 million, respectively, of investments in real estate private equity funds that are compliant with the Community Reinvestment Acts Standards (CRA investments). These investments are tested annually for impairment. During 2009, the Company recorded $2.3 million and $8.1 million of other-than-temporary impairment on its unguaranteed LIHC and CRA investments, respectively.

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. These investments are tested annually for impairment. The Company had no other-than-temporary impairment during the year on its guaranteed LIHC investments.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 7—Other Assets (Continued)

method, with the initial investment recorded at cost and the carrying value adjusted for the Company's share of partnership net income and distributions received. These investments are tested annually for impairment, based on projected operating results and expected realizability of tax credits. The Company had no other-than-temporary impairment during the year on its renewable energy investments.

  Other Real Estate Owned

        The Company records foreclosed assets at the lower of cost or fair value, less selling expenses. At December 31, 2008 and 2009, the value of foreclosed assets was $20.2 million and $32.7 million, respectively.

  FDIC Insurance

        At December 31, 2009, the FDIC insurance prepaid balance was $331.7 million. There was no such balance at December 31, 2008.

Note 8—Deposits

        At December 31, 2009, the Company had $939.4 million in domestic interest bearing time deposits with a remaining term of greater than one year, of which $487.6 million exceeded $100,000. Maturity information for all domestic interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in thousands)	December 31, 2009
Due after one year through two years	$523,257
Due after two years through three years	144,071
Due after three years through four years	146,699
Due after four years through five years	118,033
Due after five years	7,376

Total	$939,436

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

  Other Postretirement Benefits

  General

        The Company maintains the Union Bank Employee Health Benefit Plan, which is a qualified plan and in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as "Other Benefits." The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on the retiree's age and length of service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

        The following table sets forth the fair value of the assets in the Company's pension plan and other benefit plan as of December 31, 2008 and 2009.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2008	2009	2008	2009
Change in plan assets
Fair value of plan assets, beginning of year	$1,744,500	$1,209,291	$173,603	$125,052
Actual return on plan assets	(356,352)	266,974	(32,538)	31,117
Fair value adjustment amount related to the Company's privatization	(133,803)	—	(13,480)	—
Employer contributions	—	100,000	8,831	11,933
Plan participants' contributions	—	—	4,239	4,361
Benefits paid	(45,054)	(48,963)	(15,603)	(17,847)

Fair value of plan assets, end of year	$1,209,291	$1,527,302	$125,052	$154,616

        The investment objective for the Company's Pension Plan and Other Benefits Plan is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The asset allocation strategy favors equities, with a target allocation of 65 percent in equity securities, 25 percent in debt securities, and 10 percent in real estate investments. Additionally, the Other Benefit Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be rebalanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

        The Company periodically reviews the Plans' strategic asset allocation policy and the expected long-term rate of return for plan assets. The investment return volatility of different asset classes and the liability structure of the plans are evaluated to determine whether adjustments are required to the Plans' strategic asset allocation policy, taking into account the principles established in the Company's funding policy. Management periodically reviews and adjusts the long-term rate of return on assets assumption for the Plans based on the expected long-term rate of return for the asset classes and their weightings in the Plans' strategic asset

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

allocation policy and taking into account the prevailing economic and regulatory climate and practices of other companies both within and outside our industry.

        The following table provides the fair value by level within the fair value hierarchy of the Company's period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 17. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Money market funds	$12,110	$—	$—	$12,110
U.S. Government securities	41,182	—	—	41,182
Corporate bonds	—	161,224	—	161,224
Equity securities	144,240	—	—	144,240
Real estate funds	—	—	52,488	52,488
Limited partnerships	—	97,201	—	97,201
Common collective funds	—	336,620	—	336,620
Mutual funds	680,653	—	—	680,653
Other	—	584	1,000	1,584

Total Plan Investments	$878,185	$595,629	$53,488	$1,527,302

	Level 3 Assets for year ended December 31, 2009
(Dollars in thousands)	Real Estate Funds	Other	Total
Beginning balance—January 1, 2009	$79,579	$—	$79,579
Unrealized gains (losses)(1)	(28,211)	81	(28,130)
Purchases, issuances, and settlements	1,120	919	2,039

Ending balance—December 31, 2009	$52,488	$1,000	$53,488

(1)
There were no level 3 plan assets sold during the year.

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Other Postretirement Retirement Benefits Plan Investments:
Money market funds	$9	$—	$—	$9
Common collective funds	—	33,349	—	33,349
Mutual funds	85,737	—	—	85,737
Pooled separate account	—	35,521	—	35,521

Total Plan Investments	$85,746	$68,870	$—	$154,616

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        A description of the valuation methodologies used to determine the fair value of the Plans' assets included within the tables above is as follows:

  Money Market Funds

        Money market funds represent cash and maintain a constant NAV of $1. These money market funds are classified as Level 1 measurements based on unadjusted prices for identical securities in an active market.

  U.S. Government Securities

        U.S. treasury securities are fixed income securities that are debt instruments issued by the United States Department of the Treasury. These securities are valued by a third-party pricing provider using secondary transactions in an active market for identical securities. U.S. treasury securities are classified as Level 1 measurements based on unadjusted prices for identical instruments in active markets.

        U.S agency securities are fixed income securities and are valued by a third party pricing provider using secondary transactions in an active market for identical securities. These securities are classified as Level 1 measurements based on unadjusted prices for identical instruments in active markets.

  Corporate Bonds

        Corporate bonds are fixed income securities in investment-grade bonds of U.S. issuers from diverse industries. These securities are classified as Level 2 based on valuations provided by a third-party pricing provider using quoted market prices in an active market for similar securities.

  Equity Securities

        Equity securities are common stock and the fair value is recorded based on quoted market prices obtained from an exchange. These securities are classified as Level 1 measurements based on unadjusted prices for identical instruments in active markets.

  Real Estate Funds

        Real estate funds invest in real estate property with a focus on apartment complexes and retail shopping centers. The valuations of these investments require significant judgment due to the absence of quoted market prices, lack of liquidity and the scarcity of observable sales of similar assets. The values are estimated by adjusting the previous quarter's NAV for current quarterly income and depreciation activity. These funds are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.

  Limited Partnerships

        Limited partnerships invest in equity securities of diverse foreign companies in developed markets across diverse industries. Limited partnerships are valued using the NAV of the partnership at the end of the period. These partnerships are classified as Level 2 measurements due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the NAV.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

  Common Collective Funds

        Common collective funds invest in bonds of U.S. and foreign issuers and in equity securities of U.S. and foreign real estate companies. These funds are valued using the NAV of the fund at the end of the period. These funds are classified as Level 2 measurements due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the NAV.

  Mutual Funds

        Mutual funds invest in equity securities that seek to track the performance of the Standard & Poor's 500, S&P Completion and the EAFE® indexes. These funds are valued using an exchange traded NAV at the end of the period. These mutual funds are classified as Level 1 measurements based on unadjusted quoted prices for identical instruments in active markets.

  Pooled Separate Account

        The pooled separate account is an investment with Hartford Life Company. The investment consists of four funds that mainly invest in U.S. agency guaranteed mortgage-backed securities, investment-grade bonds of U.S. issuers from diverse industries, and exchange traded equity securities of U.S. and foreign companies. These funds are valued using quoted market prices of the funds' underlying investments to derive the funds' NAV at the end of the period. The investment is comprised of equity securities and U.S. bonds. This investment is classified as Level 2 measurements due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the NAV.

        The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2008 and 2009. In addition, the table sets forth the over/(under) funded status at December 31, 2008 and 2009. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2008	2009	2008	2009
Accumulated benefit obligation	$1,291,710	$1,304,460

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,305,848	$1,454,343	$200,060	$218,690
Service cost	50,166	52,375	7,941	8,370
Interest cost	78,085	83,067	11,391	11,283
Plan participants' contributions	—	—	4,239	4,361
Fair value adjustment amount related to the Company's privatization	(73,374)	—	(7,823)	—
Actuarial loss (gain)	138,672	(86,628)	17,798	(203)
Medicare part D employer subsidy payments	—	—	687	813
Benefits paid	(45,054)	(48,963)	(15,603)	(17,847)

Projected benefit obligation, end of year	1,454,343	1,454,194	218,690	225,467
Fair value of plan assets, end of year	1,209,291	1,527,302	125,052	154,616

Over/(under) funded status	$(245,052)	$73,108	$(93,638)	$(70,851)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        The following table illustrates the changes that were reflected in accumulated other comprehensive income during 2007, 2008 and 2009. The pension benefits table does not include the ESBPs.

	Pension Benefits		Other Benefits
(Dollars in thousands)	Net Actuarial (Gain)/Loss	Prior Service Costs	Transition Assets	Net Actuarial (Gain)/Loss	Prior Service Costs (Credits)
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2006	$203,162	$256	$12,210	$46,365	$(961)
Arising during the year	14,254	—	—	12,782	—
Recognized in net income during the year	(16,009)	(256)	(2,035)	(3,774)	96

Balance, December 31, 2007	$201,407	$—	$10,175	$55,373	$(865)

Arising during the year	628,761	—	—	63,660	—
Fair value adjustment amount related to the Company's privatization	(69,012)	—	(3,077)	(16,533)	282
Recognized in net income during the year	(9,049)	—	(1,854)	(2,971)	88

Balance, December 31, 2008	$752,107	$—	$5,244	$99,529	$(495)

Arising during the year	(212,992)	—	—	(21,316)	—
Recognized in net loss during the year	(12,180)	—	(1,311)	(6,989)	62

Balance, December 31, 2009	$526,935	$—	$3,933	$71,224	$(433)

        At December 31, 2008 and 2009, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2009
(Dollars in thousands)	Pension Benefits			Other Benefits
	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$3,933	$1,471	$2,462
Net actuarial loss	526,935	207,749	319,186	71,224	27,581	43,643
Prior service costs (credits)	—	—	—	(433)	(164)	(269)

Pension and other benefits adjustment	526,935	207,749	319,186	74,724	28,888	45,836

Executive Supplemental Benefits Plans
Net actuarial loss	14,728	5,636	9,092	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	14,728	5,636	9,092	—	—	—

Pension and other benefits adjustment	$541,663	$213,385	$328,278	$74,724	$28,888	$45,836

        The Company expects to make cash contributions of $12 million to the Other Benefits Plan for postretirement benefits and $100 million to the Pension Plan in 2010.

  Estimated Future Benefit Payments and Subsidies

        The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in thousands)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
Years ending December 31,:
2010	$54,729	$13,683	$852
2011	59,069	14,778	899
2012	64,308	15,652	946
2013	70,052	16,660	990
2014	76,173	17,535	1,032
Years 2015-2019	484,006	100,845	5,708

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        The following tables summarize the assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2008	2009	2008	2009
Discount rate in determining net periodic benefit cost(1)	6.00%	5.75%	6.00%	5.75%
Discount rate in determining benefit obligations at year end	5.75	6.25	5.75	6.00
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	8.00	8.00	8.00	8.00

(1)
The discount rate of 7.25 percent was used for fair value adjustments related to the Company's privatization as of October 1, 2008.

	Pension Benefits			Other Benefits			Superannuation, SERP and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)
	2007	2008	2009	2007	2008	2009	2007	2008	2009
Components of net periodic benefit cost
Service cost	$50,234	$50,173	$52,375	$8,127	$7,941	$8,370	$1,068	$930	$908
Interest cost	71,191	78,085	83,067	11,004	11,391	11,283	3,446	3,453	3,757
Expected return on plan assets	(126,344)	(133,737)	(140,610)	(13,912)	(13,271)	(10,004)	—	—	—
Amortization of prior service cost (credits)	256	—	—	(96)	(88)	(62)	478	184	—
Amortization of transition amount	—	—	—	2,035	1,854	1,311	—	—	—
Recognized net actuarial loss	16,009	9,049	12,180	3,774	2,925	6,989	1,562	1,543	1,781

Total net periodic benefit cost	$11,346	$3,570	$7,012	$10,932	$10,752	$17,887	$6,554	$6,110	$6,446

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

        At December 31, 2008 and 2009, the following amounts were forecasted to be recognized in 2009 and 2010 net periodic benefit costs, respectively.

	Years ended December 31,
	2009		2010
(Dollars in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Transition liability	$—	$1,311	$—	$1,311
Net actuarial loss	12,218	8,612		5,450
Prior service costs (credits)	—	(62)	12,709	(62)

Amounts to be reclassified from accumulated other comprehensive loss	$12,218	$9,861	$12,709	$6,699

        The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years ended December 31,
	2007	2008	2009
Healthcare cost trend rate assumed for next year	9.36%	9.36%	9.38%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2013	2014	2018

        The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects.

(Dollars in thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$2,890	$(2,387)
Effect on postretirement benefit obligation	24,878	(21,117)

  Executive Supplemental Benefit Plans

        The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $67 million and $65 million at December 31, 2008 and 2009, respectively.

  Section 401(k) Savings Plans

        The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon on the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $20 million, $20 million and $19 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Note 10—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows.

Other Noninterest Income

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Standby letters of credit fees	$21,914	$25,407	$31,906
Trade related commission and fees	7,968	8,027	7,191
Gains on sale of nonmortgage loans, net	531	460	698
Private capital and other investment income (loss)	58,583	41,208	(12,876)
Other	66,949	54,770	45,845

Total other noninterest income	$155,945	$129,872	$72,764

Other Noninterest Expense

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Advertising and public relations	$40,690	$51,144	$49,886
Low income housing credit investment amortization	28,496	40,577	49,081
Communications	36,499	37,067	36,960
Data processing	33,052	32,090	33,250
Printing and office supplies	15,983	19,033	21,329
Travel	19,385	23,982	20,559
Other	59,518	92,888	51,421

Total other noninterest expense	$233,623	$296,781	$262,486

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 11—Income Taxes

        The following table is an analysis of the effective tax rate on continuing operations.

	Years Ended December 31,
	2007	2008	2009
Federal income tax rate	35%	35%	(35)%
Net tax effects of:
State income taxes, net of federal income
tax benefit	4	7	(5)
Tax-exempt interest income	—	(1)	(3)
Tax credits	(5)	(14)	(30)
Unrecognized tax benefits	—	4	4
Other	—	—	(2)

Effective tax rate	34%	31%	(71)%

        A negative federal income tax rate in the above table indicates an expected income tax benefit on the loss from continuing operations before taxes.

        The effective tax rates on discontinued operations for the years ended December 31, 2007 and 2008 were 48 percent and 45 percent, respectively. There were no discontinued operations in 2009. The effective tax rates on discontinued operations for 2007 and 2008 were higher than the statutory rate. The higher rate in 2007 was due to the nondeductibility of penalties. The higher rate in 2008 was due to the impact of the difference between the tax basis and the book basis of the insurance brokerage business (IBB), resulting in a higher tax benefit on the sale of the subsidiary.

        The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Taxes currently payable:
Federal	$249,271	$216,856	$(69,450)
State	62,728	86,797	24,030
Foreign	7,119	5,261	5,908

Total currently payable	319,118	308,914	(39,512)

Taxes deferred:
Federal	(23,839)	(163,716)	(90,738)
State	(357)	(17,029)	(28,317)
Foreign	(568)	(301)	(2,717)

Total deferred	(24,764)	(181,046)	(121,772)

Total income tax expense (benefit) on continuing operations	294,354	127,868	(161,284)
Income tax expense (benefit) on discontinued operations	32,023	(12,313)	—

Total income tax expense (benefit)	$326,377	$115,555	$(161,284)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 11—Income Taxes (Continued)

        The components of the Company's net deferred tax balances as of December 31, 2008 and 2009, which reflect the impact of the fair value adjustments related to the Company's privatization in 2008, were as follows.

	December 31,
(Dollars in thousands)	2008	2009
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$355,001	$614,014
Accrued income and expense	78,603	86,929
Unrealized losses on pension benefits	354,408	266,437
Unrealized net losses on securities available for sale	331,162	282,091
Fair value adjustments for loans related to the Company's privatization	110,958	74,257
State taxes	66,059	—
Other	66,606	131,788

Total deferred tax assets	1,362,797	1,455,516
Deferred tax liabilities:
Leasing	447,944	508,404
Basis differences for premises and equipment	52,851	51,882
Intangible assets	276,837	218,591
Pension liabilities	250,082	325,907
Unrealized net gains on cash flow hedges	52,299	11,145
State taxes	—	30,714
Other	455	8,252

Total deferred tax liabilities	1,080,468	1,154,895

Net deferred tax asset	$282,329	$300,621

        Deferred tax assets as of December 31, 2009 include federal tax credit carry forwards of $56.0 million that expire after 2029. Deferred tax assets are evaluated for realization based on the expectation of future events, including the reversal of existing temporary differences and our ability to earn future taxable income. It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future tax returns.

        The Company has filed its 2008 California franchise tax returns on the worldwide unitary basis, incorporating the financial results of MUFG and its worldwide affiliates. The Company intends to make a water's-edge election for its 2009 California tax return, and has reflected that election in its state income tax expense for 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 11—Income Taxes (Continued)

        The changes in unrecognized tax benefits were as follows.

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Balance, beginning of year	$137,386	$137,682	$190,971
Gross increases as a result of tax positions taken during prior periods	6,821	49,518	10,246
Gross decreases as a result of tax positions taken during prior periods	(11,347)	(49)	(2,269)
Gross increases as a result of tax positions taken during current period	15,781	3,952	3,093
Reductions as a result of a lapse of the applicable statute of limitations	(10,959)	(132)	(359)

Balance, end of year	$137,682	$190,971	$201,682

        Included in total unrecognized tax benefits as of December 31, 2007, 2008 and 2009 were $84.6 million, $126.9 million and $130.7 million, respectively, that, if recognized, would result in adjustments to other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $53.1 million, $64.0 million and $71.0 million at December 31, 2007, 2008 and 2009, respectively.

        Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company recognized $1.5 million, $5.3 million and $2.9 million of interest expense during the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2007, 2008 and 2009, the Company had accrued $10.5 million, $15.8 million and $0.6 million of interest expense, respectively, and no penalties related to unrecognized tax benefits. The Company does not accrue interest income on income tax refunds until they are realized.

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

        The Company does not expect any other material increases or decreases to unrecognized tax benefits during the next 12 months. However, the Company is subject to federal and state tax examinations, as well as ongoing litigation concerning our lease-in/lease-out (LILO) transactions. Therefore, the Company's estimate of unrecognized tax benefits is subject to change based on new developments and information. The Company's years open to examination are 2005 and forward for federal and 2004 and forward for California and most other state jurisdictions.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 12—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

	December 31,
(Dollars in thousands)	2008	2009
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.53% and 0.07% at December 31, 2008 and 2009, respectively(1)	$172,758	$150,453
Commercial paper, with weighted average interest rates of 1.48% and 0.16% at December 31, 2008 and 2009, respectively	1,164,327	888,541
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 2.22% at December 31, 2008	1,850,000	—
Term federal funds purchased, with weighted average interest rates of 2.60% and 0.19% at December 31, 2008 and 2009, respectively	1,230,060	505,000
Federal Reserve Bank Term borrowings, with weighted average interest rate of 0.79% at December 31, 2008	5,000,000	—
All other borrowed funds, with weighted average interest rates of 5.42% and 1.75% at December 31, 2008 and 2009, respectively	116,537	86,934

Total borrowed funds	$9,533,682	$1,630,928

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$4,946,587	$320,376
Average balance during the year	2,137,718	180,087
Weighted average interest rate during the year(1)	2.20%	0.08%
Commercial paper:
Maximum outstanding at any month end	$1,699,440	$888,541
Average balance during the year	1,319,360	536,170
Weighted average interest rate during the year	2.41%	0.58%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$2,600,000	$850,000
Average balance during the year	1,492,456	348,630
Weighted average interest rate during the year	2.76%	1.16%
Term federal funds purchased:
Maximum outstanding at any month end	$1,723,839	$1,233,250
Average balance during the year	882,652	298,055
Weighted average interest rate during the year	2.84%	0.83%
Federal Reserve Bank Term Borrowings:
Maximum outstanding at any month end	$5,000,000	$3,500,000
Average balance during the year	1,925,833	1,156,164
Weighted average interest rate during the year	1.79%	0.29%
All other borrowed funds:
Maximum outstanding at any month end	$321,012	$117,056
Average balance during the year	124,494	125,396
Weighted average interest rate during the year	5.59%	6.71%

(1)
Weighted average interest rates provided relate to external funding and do not reflect the expense (earning) allocated on net funding to (from) discontinued operations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 12—Borrowed Funds (Continued)

        In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd. As of December 31, 2009, the Company had no amount outstanding under this facility.

        At December 31, 2009, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 4 days. The commercial paper outstanding had a weighted average remaining maturity of 23 days.

        Other borrowed funds consist primarily of term federal funds purchased, which had weighted average remaining maturity of 25 days at December 31, 2009.

Note 13—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt and long-term subordinated debt:

(Dollars in thousands)	December 31, 2008	December 31, 2009
Medium-Term senior debt:
Floating rate notes due March 2009. These notes bear interest at 0.02% above 3-month London Interbank Offered Rate (LIBOR)	$750,000	$—
Federal Home Loan Bank Advances: These notes bear either floating (at a spread above 3-month LIBOR) or fixed rate, for a combined weighted average rate of 3.77% at December 31, 2008 and 2.93% at December 31, 2009	2,276,000	2,001,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.33% at December 31, 2009	—	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.45% at December 31, 2009	—	500,000
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	451,930	434,362
Fixed rate 5.95% notes due May 2016	810,558	776,822

Total medium- and long-term debt	$4,288,488	$4,212,184

  Medium-Term Debt

        On March 23, 2007, the Bank issued $750 million of floating rate senior bank notes (Senior Notes) due on March 23, 2009. The Senior Notes were issued at 100 percent of their face value, and bear a floating interest rate of 3-month LIBOR plus 2 basis points. Interest was payable and reset quarterly in March, June, September and December of each year, with the first interest payment and interest reset date on June 23, 2007. The Senior Notes were not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. In March 2009, the Bank's $750 million of Senior Notes matured and were repaid at par plus accrued interest.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 13—Medium- and Long-Term Debt (Continued)

        Starting in the second quarter of 2008, the Bank borrowed periodically from the Federal Home Loan Bank of San Francisco (FHLB) on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or floating interest rate. The floating rates are tied to the 3-month LIBOR plus a spread, reset every 90 days. At December 31, 2009, the $2.0 billion in FHLB advances had a weighted average remaining maturity of approximately 14 months.

        As of December 31, 2008 and 2009, the Company had pledged loans and securities of $40.2 billion, and $38.0 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and FHLB.

        In October 2008, the Federal Deposit Insurance Corporation (FDIC) established the Temporary Liquidity Guarantee (TLG) Program. On March 16, 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes under the TLG Program. The proceeds thereof were used for general corporate purposes. Of the $1.0 billion of senior notes, $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.08 percent per annum and mature on March 16, 2011 (2011 Notes). The remaining $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.20 percent per annum and mature on March 16, 2012 (2012 Notes). In connection with the FDIC guarantee under the TLG Program, a fee of 1 percent per annum is charged to the Bank on the $1.0 billion of senior notes. The interest on the 2011 Notes and the 2012 Notes is payable and reset quarterly on the 16th of March, June, September and December of each year.

        Under the TLG Program, as amended on June 3, 2009, the Bank's senior unsecured debt with a maturity of more than 30 days and issued between October 14, 2008 and October 31, 2009 is guaranteed by the full faith and credit of the United States. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. For debt issued on or after April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or December 31, 2012. The Bank has elected to opt-out of the TLG Program effective January 1, 2010.

  Long-Term Debt

        On December 8, 2003, the Company issued $400 million of ten-year long-term subordinated debt due on December 16, 2013. For the year ended December 31, 2009, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs was 5.37 percent. The notes are junior obligations to the Company's existing and future outstanding senior indebtedness.

        At issuance, the Company had converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring effectiveness under US GAAP. In the first quarter of 2009, the $400 million notional swaps were terminated and not replaced. The Company received $51.7 million in cash, which was treated as a deferred gain and is being recognized over the remaining contractual life of the subordinated debt. At December 31, 2009, the carrying value of the $400 million subordinated debt included a deferred gain of $34.9 million. The weighted average interest rate, including the impact of the hedge interest, the amortization of the deferred gain and the deferred issuance costs, was 1.60 percent for the year ended December 31, 2009.

        On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 13—Medium- and Long-Term Debt (Continued)

interest rate of 5.95 percent, payable semi-annually on May 11 and November 11. For the year ended December 31, 2009, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs and the fair value adjustment related to the Company's privatization, was 6.76 percent. The subordinated notes are junior obligations to the Bank's existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

        At issuance, the Bank had converted $700 million of its 5.95 percent fixed rate notes to a floating rate by utilizing interest rate swaps, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. In the third quarter 2008 and the first quarter of 2009, the Bank terminated swaps of $150 million notional and $550 million notional, respectively. These swaps were not replaced. The Bank received a total of $135.4 million in cash for these terminations, which were treated as deferred gains and are being recognized over the remaining contractual life of the subordinated debt. At December 31, 2009, the carrying value of the $700 million subordinated debt included the deferred gain of $98.1 million. After including the impact of the amortization of the discount, the deferred issuance costs, the deferred gains, and the fair value adjustment related to the Company's privatization, the weighted average interest rate of the subordinated notes was 2.43 percent for the year ended December 31, 2009.

        Both fixed rate subordinated debt issuances qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the Company's and the Bank's total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. As of December 31, 2008 and 2009, $1.0 billion and $0.9 billion, respectively, of the notes qualified as risk-based capital for the Company. As of December 31, 2008 and 2009, $0.7 billion of the notes qualified as risk-based capital for the Bank.

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

        Holders of the preferred and common securities are entitled to cumulative cash distributions at an annual rate of 10.875 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.438 percent of the liquidation amount beginning on or after March 8, 2010 through March 7, 2020 plus any accrued and unpaid interest to the redemption date. On or after March 8, 2020, the preferred securities are redeemable at 100 percent of the principal. Business Capital

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 14—UnionBanCal Corporation—Junior Subordinated Debt Payable to Subsidiary Grantor Trust (Continued)

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

        The weighted average interest rate for all Trust Notes was 6.71 percent and 6.93 percent for the years ended December 31, 2008 and 2009, respectively.

Note 15—Management Stock Plans

        See Note 2 to these consolidated financial statements for information on the Company's privatization. On November 4, 2008, all outstanding awards under the management stock plans discussed below were canceled in exchange for the right to receive the cash value of those awards. These plans were terminated in December 2008, and no additional awards were granted under these plans in 2009. The discussion that follows relates to the management stock plan activities through termination in December 2008.

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

        The Committee determined the term of each stock option grant, up to a maximum of ten years from the date of grant. The exercise price of the options issued under the stock plans could not be less than the fair market value on the date the option was granted. Beginning in 2006, the value of options was recognized as compensation expense over the vesting period during which the employees were required to provide service. Prior to January 1, 2006, the Company's unrecognized compensation expense for nonvested restricted stock

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 15—Management Stock Plans (Continued)

reduced retained earnings. Subsequent to January 1, 2006, $19 million was reclassified from retained earnings to additional paid-in capital. The value of the restricted stock at the date of grant was recognized as compensation expense over its vesting period with a corresponding credit adjustment to additional paid-in capital. All cancelled or forfeited options and restricted stock became available for future grants.

        Under the 2000 Stock Plan, the Company granted stock options and restricted stock. Additionally under the Plan, the Company issued shares of common stock upon the vesting and settlement of restricted stock units, stock units and performance shares settled in common stock. Under the 1997 Stock Plan, the Company issued shares of common stock upon exercise of outstanding stock options. The Company issued new shares of common stock for all awards under the stock plans. After taking into account the outstanding stock options and restricted stock, as well as the maximum number of shares that might be issued upon vesting and settlement of outstanding restricted stock units, stock units and performance shares settled in common stock, a total of 1,095,526 shares and zero shares were available for future grants under the 2000 Stock Plan at December 31, 2007 and 2008, respectively. The remaining shares under the 1997 Stock Plan were not available for future grants.

        The Committee determined that performance share awards granted in 2006 and later were to be redeemed in shares.

  Stock Options

        Prior to the Company's privatization, the Company granted options under the 2000 Stock Plan, to various key employees, including policy-making officers, and to non-employee directors for selected years. Under both the 1997 and 2000 Stock Plans, options granted to employees vested pro-rata on each anniversary of the grant date and became fully exercisable three years from the grant date, provided that the employee had completed the specified continuous service requirement. Generally, the options could vest earlier if the employee died, was permanently disabled, or retired under certain grant, age, and service conditions or terminated employment under certain conditions. Options granted to non-employee directors were fully vested on the grant date and exercisable 33 1/3 percent on each anniversary under the 1997 Stock Plan, and were fully vested and exercisable on the grant date under the 2000 Stock Plan.

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
December 31, 2007, 2008 and 2009 (Continued)

Note 15—Management Stock Plans (Continued)

the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term.

	For the Year Ended December 31,
	2007	2008
Weighted-average fair value—per share	$7.04	$7.21
Risk-free interest rates (a range for 1 to 7 year tenors)	3.71%	2.2 - 3.3%
Expected volatility	16.9 - 21.0%	22.2 - 27.4%
Weighted-average expected volatility	19.8%	24.3%
Expected term (in years)	3.8 - 4.4	3.9 - 4.4
Weighted-average expected dividend yield	4.3%	4.4%

        The total intrinsic value of options exercised during 2007 and 2008 was $16.0 million and $44.5 million, with a corresponding tax benefit of $5.7 million and $15.9 million, respectively. The total intrinsic value of options that were canceled and settled in cash during 2008 as a result of the Company's privatization was $173.4 million with a corresponding tax benefit of $61.6 million. The total fair value of options vested during the years ended December 31, 2007 and 2008 was $20.5 million and $13.0 million, respectively.

        The Company recognized $13.0 million and $23.8 million of compensation cost for share-based payment arrangements related to stock option awards with $5.0 million and $9.2 million of corresponding tax benefit during the years ended December 31, 2007 and 2008, respectively. In 2008, compensation cost of $12.8 million with a corresponding tax benefit of $4.9 million was recorded for the acceleration of expense due to the Company's privatization. As of December 31, 2008, there was no unrecognized compensation cost related to nonvested stock option awards as a result of the termination of the management stock plans in December 2008.

  Restricted Stock

        In general, restricted stock awards were granted under the 2000 Stock Plan to key employees, and in 2005, to non-employee directors. The awards of restricted stock granted to employees vested pro-rata on each anniversary of the grant date and became fully vested four years from the grant date, provided that the employee had completed the specified continuous service requirement. Generally, they vested earlier if the employee died, was permanently and totally disabled, retired under certain grant, age, and service conditions or terminated employment under certain conditions. The awards of restricted stock granted to existing non-employee directors in 2005 vested in full in July 2006. Restricted stockholders had the right to vote their restricted shares and receive dividends. The grant date fair value of awards was equal to the closing price on date of grant.

        The total fair value of the restricted stock awards vested was $15.6 million during 2007 and $52.5 million during 2008, with a corresponding tax benefit of $5.0 million and $22.6 million, respectively. In 2008, the fair value of the restricted stock awards vested included $44.4 million, with a corresponding tax benefit of $20.1 million, related to the Company's privatization.

        The Company recognized $14.4 million and $41.6 million of compensation cost for share-based payment arrangements related to restricted stock awards with $5.5 million and $16.0 million of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 15—Management Stock Plans (Continued)

corresponding tax benefit during the years ended December 31, 2007 and 2008, respectively. In 2008, compensation cost of $29.1 million with a corresponding tax benefit of $11.2 million was recorded for the acceleration of expense due to the Company's privatization. As of December 31, 2008, there was no unrecognized compensation cost related to nonvested restricted awards as a result of the termination of the management stock plans in December 2008.

  Restricted Stock Units and Stock Units

        Starting in 2006, the Company granted restricted stock units to non-employee directors. These restricted stock units consisted of an annual grant, and in the case of new non-employee directors, an annual grant and an initial grant. In general, the annual grant vested in full on the first anniversary of the grant date, and the initial grant vested in three equal installments on each of the first three anniversaries of the grant date. The grant date fair value of awards was equal to the closing price on date of grant. The Company recognized $1.0 million and $2.4 million of compensation cost with a corresponding $0.4 million and $0.9 million in tax benefits related to these grants in 2007 and 2008, respectively. In 2008, compensation cost of $1.1 million with a corresponding tax benefit of $0.4 million was recorded for the acceleration of expense due to the Company's privatization. As of December 31, 2008, there was no unrecognized compensation cost related to these restricted stock units as a result of the termination of the management stock plans in December 2008.

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

        As a result of the Company's privatization, all restricted stock units and stock units were canceled and either paid out in cash in 2008 or deferred based on the participant's prior elections or applicable tax requirements and recorded as a liability.

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
December 31, 2007, 2008 and 2009 (Continued)

Note 15—Management Stock Plans (Continued)

shares. The following is a summary of shares granted and available for future grants under the Performance Share Plan.

	For the Years Ended December 31,
	2007	2008
Performance shares:
Granted	70,614	91,750
Available for future grant, year end	2,063,219	—

  Performance Shares—Redeemable in Cash

        All performance shares granted prior to 2006 were redeemable in cash and therefore were accounted for as liabilities. The value of a performance share under the liability method was equal to the average month-end closing price of the Company's common stock for the final six months of the performance period. All cancelled or forfeited performance shares would become available for future grants. The following is a summary of performance shares that are redeemable in cash under the Performance Share Plan.

	For the Years Ended December 31,
(Dollars in millions)	2007	2008
Performance shares granted	—	—
Performance shares forfeited	—	—
Fair value of performance shares that vested	$6.7	$—
Cash payments made for performance shares that vested	$7.8	$5.7
Fair value of performance shares that vested and deferred	$—	$—
Performance shares compensation expense	$1.7	$—
Tax benefit related to compensation expense	$0.6	$—
Liability for cash settlement of performance shares, year end	$5.7	$—

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

        As a result of the Company's privatization, performance shares that were redeemable in shares under the Performance Share Plan were canceled in 2008. In 2009, the Company paid $25.2 million for the settlement of these grants and deferred $0.1 million. As of December 31, 2008, there was no unrecognized compensation cost related to grants that were redeemable in shares as a result of the termination of the management stock plans in December 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 15—Management Stock Plans (Continued)

        The following is a summary of performance shares that are redeemable in shares under the Performance Share Plan.

	For the Years Ended December 31,
(Dollars in millions, except per share amount)	2007	2008
Performance shares granted	70,614	91,750
Weighted average grant date fair value—per share	$63.10	$51.42
Performance shares forfeited	1,500	—
Fair value of performance shares that vested or cancelled during the year	$0.6	$21.0
Performance shares compensation expense	$4.8	$14.0
Tax benefit related to compensation expense	$1.8	$5.4
Liability for cash settlement of performance shares, year end	$—	$25.3

Note 16—Concentrations of Credit Risk

        Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to the Company's total credit exposure. The Company's portfolio of financial instruments is broadly diversified along industry, product and geographic lines. However, the Company has certain concentrations of credit risk in its securities and loan portfolios.

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2009, the Company's most significant concentration of credit risk within its securities portfolio was with U.S. Government agencies and GSEs. At December 31, 2009, the Company's credit exposure included a concentration of available for sale securities issued by U.S. Government agencies and securities guaranteed by GSEs, which totaled $21.6 billion. At December 31, 2009, the Company also held $391.4 million of private label mortgage-backed securities available for sale, and U.S. Government direct securities of $300.0 million.

        The Company's most significant concentration of credit risk within its loan portfolio includes residential real estate mortgage loans, loans made to the real estate industry sector, primarily to construction companies and real estate developers and operators, and loans made to the power and utilities sector. At December 31, 2009, the Company had $16.7 billion in residential mortgage loans, primarily in California, and $9.8 billion and $3.5 billion in loans made to the real estate industry sector and power and utilities sector, respectively. The Company also had an additional $2.1 billion and $5.6 billion in unfunded commitments to extend credit to customers in the real estate industry and power and utilities sectors, respectively.

Note 17—Fair Value Measurement and Fair Value of Financial Instruments

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

  Valuation Methodologies

        The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as interest rates, yield curves, foreign exchange rates, volatilities and credit curves. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

creditworthiness in determining the fair value of its trading liabilities. A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Recurring Fair Value Measurements:

        Trading Account Assets:    Trading account assets are recorded at fair value and primarily consist of securities and derivatives held for trading purposes. See discussion below on securities available for sale, which utilize the same valuation methodology as trading account securities. See also discussion below on derivatives valuation.

        Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. If no market prices or broker quotes are available, external pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury curves, benchmark yields, consensus prepayment estimates and credit spreads. Level 1 measured securities include U.S. government and agency securities. Level 2 measured securities include residential mortgage-backed securities and certain asset-backed securities.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        Private Equity and CRA Investments:    Private equity and CRA investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of the investments was estimated using the NAV of the fund or based on the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity and CRA investment measurements are generally classified as Level 3.

        OREO:    OREO represents collateral acquired through foreclosure and is recorded at the lower of the loan's unpaid principal balance or the collateral's fair value, adjusted for disposition costs. OREO values are reviewed on an ongoing basis and any decline in value is recorded as a fair value adjustment. The value of OREO is determined based on independent appraisals and is generally classified as Level 3.

        LIHC Investments:    LIHC investments represent guaranteed and unguaranteed funds that are recorded using the effective yield or equity method of accounting, with the investment amortized over the period the tax credits are allocated. These investments are evaluated for impairment based on the realizability of the tax credits and benefits from operating losses. Realizabilty of the tax credits is based on the qualification of low-income status for the underlying properties. These investments are generally classified as Level 3.

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2009, by major category and by valuation hierarchy level.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$15,430	$—	$—	$—	$15,430
Other U.S. government	28,649	—	—	—	28,649
State and municipal	—	24,878	—	—	24,878
Commercial paper	—	74,594	—	—	74,594
Derivatives	1,453	648,227	—	(67,583)	582,097

Total trading account assets	45,532	747,699	—	(67,583)	725,648
Securities available for sale:
U.S. Treasury	299,677	—	—	—	299,677
Other U.S. government	12,277,418	—	—	—	12,277,418
Residential mortgage-backed securities—agency	—	9,362,123	—	—	9,362,123
Residential mortgage-backed securities—non-agency	—	391,439	—	—	391,439
State and municipal	—	39,637	5,459	—	45,096
Asset-backed and debt securities	—	108,135	—	—	108,135
Equity securities	73,522	—	1,419	—	74,941

Total securities available for sale	12,650,617	9,901,334	6,878	—	22,558,829
Other assets(2)	—	97,186	—	(68,302)	28,884

Total assets	$12,696,149	$10,746,219	$6,878	$(135,885)	$23,313,361

Liabilities
Trading account liabilities:
Derivatives	$1,978	$630,951	$—	$(101,958)	$530,971
Securities sold, not yet purchased	7,923	—	—	—	7,923

Total trading account liabilities	9,901	630,951	—	(101,958)	538,894
Other liabilities(2)	—	12,164	—	(9,927)	2,237

Total liabilities	$9,901	$643,115	$—	$(111,885)	$541,131

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)
Other assets and liabilities include nontrading derivatives.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2008 and 2009. Level 3 available for sale securities at December 31, 2009 primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

	For the Year Ended December 31,
(Dollars in thousands)	2008	2009
Balance, beginning of period	$1,765,498	$1,203,092
Total gains/(losses) (realized/unrealized):
Included in income before taxes	6,770	64
Included in other comprehensive income	(320,764)	(54,721)
Fair value adjustment(1)	(248,816)
Purchases, sales, issuances and settlements	404	2,257
Transfers in (out) Level 3(2)	—	(1,143,814)

Balance, end of period	$1,203,092	$6,878

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$6,644	$—

(1)
The fair value adjustment related to the Company's privatization was reclassified into additional paid-in-capital within stockholder's equity.

(2)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not measured at fair value on a recurring basis and therefore are not subject to this fair value disclosure requirement.

Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the year ended December 31, 2008 and 2009 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2008
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Year Ended December 31, 2008
Loans	$41,074	$—	$—	$41,074	$(6,216)
Other Assets	16,239		—	16,239	(3,731)

Total	$57,313	$—	$—	$57,313	$(9,947)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2009
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Year Ended December 31, 2009
Securities:
Held to maturity	$4,188	$—	$—	$4,188	$(3,168)
Loans:
Loans Held for Sale	8,768	—	8,768	—	(5,572)
Impaired Loans	589,721	—	—	589,721	(283,986)
Other Assets:
OREO	15,811	—	—	15,811	(5,691)
CRA Investments	6,820	—	—	6,820	(8,138)
Private Equity Investments	40,817	—	—	40,817	(15,456)
LIHC Investments	6,350	—	—	6,350	(2,263)

Total	$672,475	$—	$8,768	$663,707	$(324,274)

        Securities held to maturity consist of two investments that were written down to fair value during the year due to other than temporary impairment. Fair value was determined using a pricing model and broker quotes. The model uses internally developed assumptions and available market data obtained from market participants and credit rating agencies.

        Loans include residential mortgage and commercial loans held for sale measured at the lower of cost or fair value and individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. At December 31, 2009 the Company had no commercial loans designated as held for sale. The fair value of fixed-rate residential mortgage loans was determined using whole loan forward prices obtained from GSEs. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

        Other assets consist of private equity, CRA related investments and LIHC investments that were written down to fair value due to impairment, and OREO that was measured at the lower of cost or fair value. The fair value of OREO was primarily based on independent appraisals and the fair value of the LIHC investment was based on the sum of the value of the remaining tax credits and the value of the underlying collateral obtained based on market comparables.

        CRA related investments with a total fair value of $6.8 million at December 31, 2009 include investments in real estate private equity funds that are compliant with the Community Reinvestment Act standards. The fair value of these investments was estimated based on the underlying investee's current and projected financial performance. Generally, these investments cannot be redeemed with the funds and the return of invested capital and its gains are derived from distributions received upon the liquidation of the underlying assets of the fund. It is estimated that the underlying assets of the fund would be liquidated within a 10-year period and the Company does not plan to sell any of these investments at this time. The unfunded commitment related to these investments included in the above nonrecurring fair value table totaled $2.7 million at December 31, 2009.

        Private equity investments with a total fair value of $40.8 million at December 31, 2009 include several investments in private equity funds that primarily invest in oil and gas, power and real estate companies. The fair value of these investments was estimated based on the underlying investee's current and projected

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

financial performance, except for the impairment adjustments in the fourth quarter of 2009 where fair value was estimated using NAV. Generally, these investments cannot be redeemed with the funds and the return of invested capital and its gains are derived from distributions received upon the liquidation of the underlying assets of the fund. It is estimated that the underlying assets of the fund would be liquidated within a 10-year period and the Company does not plan to sell any of these investments at this time. The unfunded commitment related to these investments included in the above nonrecurring fair value table totaled $7.4 million at December 31, 2009.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2008 and 2009.

	December 31,
	2008		2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$—	$—	$1,227,718	$1,457,558
Loans, net of allowance for loan losses	48,205,818	47,507,685	45,222,765	44,924,749
Liabilities
Interest bearing deposits	32,482,896	32,528,349	53,958,664	53,969,991
Other borrowed funds	8,196,597	8,203,032	591,934	591,953
Medium- and long-term debt	4,288,488	4,067,878	4,212,184	4,180,328
Junior subordinated debt payable to subsidiary grantor trust	13,980	11,700	13,527	13,076
Off-Balance Sheet Instruments
Commitments to extend credit	92,644	92,644	122,986	122,986
Standby and commercial letters of credit	6,465	6,465	5,772	5,772

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments

        The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company's operating results due to market fluctuations in currency and/or interest rates.

        Credit and market risks are inherent in derivative instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of the existing collateral, if any. The Company utilizes master netting and collateral support annex (CSA) agreements in order to reduce its exposure to credit risk. Master netting agreements mitigate credit risk by permitting the offset of amounts due from and to individual counterparties in the event of default. The CSA requires the counterparty with derivatives in a net loss position to provide collateral as prescribed by such agreement. Additionally, the Company considers the potential loss in the event of counterparty default in estimating the fair value amount of the derivative instrument. Market risk is the possibility that future changes in market conditions may make the financial instrument less valuable.

        Derivatives are used to manage exposure to interest rate and foreign currency risk, generate profits from proprietary trading and assist customers with their risk management objectives. The Company designates derivative instruments as those used for US GAAP hedge accounting purposes, and those for trading or economic hedge purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

        The table below presents the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments (Continued)

designated and qualifying as hedging instruments under US GAAP and all other derivative instruments as of December 31, 2008 and 2009.

	December 31, 2008
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$5,400,000	Other assets	$317,569	Other liabilities	$—

Total derivatives designated as hedging instruments under US GAAP:	$5,400,000		$317,569		$—

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$8,207,575	Trading account assets	$97,161	Trading account liabilities	$110,099
Energy contracts	3,757,674	Trading account assets	355,297	Trading account liabilities	360,005
Interest rate contracts	20,398,695	Trading account assets	694,682	Trading account liabilities	670,218
Equity contracts	10,914	Trading account assets	680	Trading account liabilities	680
Other contracts	6,866	Other assets	301	Other liabilities	(936)

Total derivatives not designated as hedging instruments under US GAAP	$32,381,724		$1,148,121		$1,140,066

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

(2)
The fair value includes unamortized premium of $9.2 million related to terminated contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments (Continued)

	December 31, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$8,800,000	Other assets	$97,186	Other liabilities	$12,164

Total derivatives designated as hedging instruments under US GAAP:	$8,800,000		$97,186		$12,164

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$2,701,925	Trading account assets	$22,398	Trading account liabilities	$27,097
Energy contracts	3,405,389	Trading account assets	166,395	Trading account liabilities	167,640
Interest rate contracts	25,226,564	Trading account assets	446,756	Trading account liabilities	424,060
Equity contracts	254,372	Trading account assets	14,133	Trading account liabilities	14,133
Other contracts	5,350	Other assets	389	Other liabilities	(848)

Total derivatives not designated as hedging instruments under US GAAP	$31,593,600		$650,071		$632,082

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

(2)
The fair value includes unamortized premium of $3.0 million related to terminated contracts.

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At December 31, 2009, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $59.6 million. The Company had pledged securities (including accrued interest) of $41.7 million for collateral in the normal course of business. If all of the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2009, the Company would have been required to provide additional collateral of $17.9 million to settle these contracts.

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
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments (Continued)

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At December 31, 2009, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 2.2 years.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments (Continued)

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

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. Based upon amounts included in accumulated other comprehensive income at December 31, 2009, the Company expects to realize approximately $34.9 million in net interest income during the twelve months ending December 31, 2010. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2009.

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the year ended December 31, 2009.

	For the Year Ended December 31, 2009
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)
		Location	Amount	Location	Amount
Derivatives in Cash Flow Hedging Relationships
		Interest Income	$125,151	Noninterest
Interest rate contracts	$35,928	Interest Expense	15	Expense	$454

Total	$35,928		$125,166		$454

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments (Continued)

        The following table presents the amount and location of the net gains and losses prior to termination as reported in the consolidated statement of income for derivative instruments classified as hedging instruments and the related hedged item for the year ended December 31, 2009.

		Gain or (Loss) Recognized in Income For the Year Ended December 31, 2009
(Dollars in thousands)	Location	Interest Rate Swap	Fixed Rate Subordinated Debt
Fair Value Hedge	Interest Expense	$(5,112)	$5,112

Total		$(5,112)	$5,112

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

        In 2008, the Company began offering market-linked certificates of deposit. The terms of the market-linked CD allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to the S&P 500 or the Dow Jones UBS Commodity Index. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter call option. Both the embedded derivative and call option are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The Company has a limited portfolio of market path CDs, which provide the current CD holders with a return tied to the S&P 500 Index. The Company engages in an economic hedging strategy in which the interest paid based on the S&P 500 Index is exchanged for a fixed rate of interest. The Company accounts for the derivative embedded in the market path CD separately at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is recorded at fair value. The fair value of the embedded derivative and hedge instrument are recorded in other assets or other liabilities and the changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 18—Derivative Instruments (Continued)

        The following table presents the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the year ended December 31, 2009.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Year Ended December 31, 2009
(Dollars in thousands)	Location	Amount
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$7,852
Foreign exchange contracts	Trading account activities	33,960
Energy contracts	Trading account activities	5,785
Equity contracts	Trading account activities	2,247
Other contracts	Interest expense	(125)

Total		$49,719

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

        Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $178.7 million and $424.4 million at December 31, 2008 and 2009, respectively.

        As of December 31, 2008 and 2009, securities carried at $5.9 billion for both periods and loans of $40.2 billion and $37.8 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and Federal Home Loan Bank, to secure public and trust department deposits, and for repurchase agreements as required by contract or law.

        The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 20 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2009, $342.1 million remained outstanding on twenty-seven Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment lease assets pledged by Bankers Commercial Corporation. At December 31, 2009, $12.1 million remained outstanding on a UnionBanCal Leasing Corporation loan payable to the Bank. The loan was fully collateralized with equipment lease assets pledged by UnionBanCal Leasing Corporation. At December 31, 2009, $33.3 million remained outstanding on the UnionBanCal Equities, Inc. loan payable to the Bank. The loan was fully secured by loans pledged by UnionBanCal Equities, Inc.

        The declaration of a dividend by the Bank to the Company is subject to the approval of the Office of the Comptroller of the Currency (OCC) if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends (Continued)

years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.

Note 20—Regulatory Capital Requirements

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

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). Management believes, as of December 31, 2008 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 20—Regulatory Capital Requirements (Continued)

        The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2008:
Total capital (to risk-weighted assets)	$7,240,104	11.63%	≥	$4,980,086	≥	8.0%
Tier 1 capital (to risk-weighted assets)	5,466,713	8.78	≥	2,490,043	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	5,466,713	8.42	≥	2,596,714	≥	4.0
As of December 31, 2009:
Total capital (to risk-weighted assets)	$9,203,323	14.54%	≥	$5,063,854	≥	8.0%
Tier 1 capital (to risk-weighted assets)	7,484,516	11.82	≥	2,531,927	≥	4.0
Tier 1 capital (to quarterly average assets)(1)	7,484,516	9.45	≥	3,169,079	≥	4.0

(1)
Excludes certain intangible assets.

	Actual		For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2008:
Total capital (to risk-weighted assets)	$6,831,099	11.01%	≥	$4,962,078	≥	8.0%	≥	$6,202,597	≥	10.0%
Tier 1 capital (to risk-weighted assets)	5,380,075	8.67	≥	2,481,039	≥	4.0	≥	3,721,558	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	5,380,075	8.31	≥	2,589,511	≥	4.0	≥	3,236,888	≥	5.0
As of December 31, 2009
Total capital (to risk-weighted assets)	$8,685,961	13.73%	≥	$5,061,834	≥	8.0%	≥	$6,327,293	≥	10.0%
Tier 1 capital (to risk-weighted assets)	7,207,264	11.39	≥	2,530,917	≥	4.0	≥	3,796,376	≥	6.0
Tier 1 capital (to quarterly average assets)(1)	7,207,264	9.05	≥	3,184,373	≥	4.0	≥	3,980,466	≥	5.0

(1)
Excludes certain intangible assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 21—Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the year ended December 31, 2007:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$53,119	$(20,318)	$32,801
Less: reclassification adjustment for net losses on hedges included in net income	29,420	(11,253)	18,167

Net change in unrealized losses on hedges	82,539	(31,571)	50,968

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(113,820)	43,536	(70,284)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(1,621)	620	(1,001)

Net change in unrealized losses on securities available for sale	(115,441)	44,156	(71,285)

Foreign currency translation adjustment	837	(320)	517

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	638	(244)	394
Amortization of transition amount	2,035	(778)	1,257
Recognized net actuarial loss	21,341	(8,163)	13,178
Pension and other benefits arising during the year	(30,409)	11,631	(18,778)

Net pension and other benefits adjustment(1)	(6,395)	2,446	(3,949)

Net change in accumulated other comprehensive income (loss)	$(38,460)	$14,711	$(23,749)

For the year ended December 31, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$181,223	$(70,993)	$110,230
Reclassification for fair value adjustment(2)	(20,156)	7,710	(12,446)
Less: accretion of fair value adjustment	4,141	(1,583)	2,558
Less: reclassification adjustment for net gains on hedges included in net income	(83,271)	32,674	(50,597)

Net change in unrealized gains on hedges	81,937	(32,192)	49,745

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(639,190)	251,138	(388,052)
Reclassification for fair value adjustment(2)	274,271	(107,761)	166,510
Less: accretion of fair value adjustment	(3,258)	1,280	(1,978)
Less: reclassification adjustment for net gains on securities available for sale included in net income	(44)	17	(27)

Net change in unrealized losses on securities available for sale	(368,221)	144,674	(223,547)

Foreign currency translation adjustment	(3,053)	1,200	(1,853)

Reclassification adjustment for pension and other benefits
included in net income:
Amortization of prior service costs	88	(32)	56
Amortization of transition amount	1,854	(728)	1,126
Recognized net actuarial loss	13,563	(5,328)	8,235
Pension and other benefits arising during the year	(698,600)	276,575	(422,025)
Reclassification for fair value adjustment(2)	96,415	(36,880)	59,535
Less: accretion of fair value adjustment	—	—	—

Net pension and other benefits adjustment(1)	(586,680)	233,607	(353,073)

Net change in accumulated other comprehensive income (loss)	$(876,017)	$347,289	$(528,728)

For the year ended December 31, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$35,928	$(14,116)	$21,812
Less: accretion of fair value adjustment	13,088	(4,976)	8,112
Less: reclassification adjustment for net gains on hedges included in net income	(138,254)	54,320	(83,934)

Net change in unrealized gains on hedges	(89,238)	35,228	(54,010)

Securities:
Unrealized holding gains arising during the year on securities available for sale	20,115	(7,903)	12,212
Reclassification for fair value adjustment for net gains on securities available for sale included in net income	27,470	(10,793)	16,677
Less: accretion of fair value adjustment on securities available for sale	(12,342)	4,849	(7,493)
Less: accretion of fair value adjustment on held to maturity securities	(19,641)	7,717	(11,924)
Less: accretion of net unrealized losses on held to maturity securities	77,300	(30,371)	46,929

Net change in unrealized losses on securities	92,902	(36,501)	56,401

Foreign currency translation adjustment	2,267	(891)	1,376

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(62)	24	(38)
Amortization of transition amount	1,311	(515)	796
Recognized net actuarial loss	20,950	(8,231)	12,719
Pension and other benefits arising during the year	236,774	(93,029)	143,745

Net pension and other benefits adjustment(1)	258,973	(101,751)	157,222

Net change in accumulated other comprehensive income (loss)	$264,904	$(103,915)	$160,989

(1)
For further information, see Note 9 to these consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 21—Other Comprehensive Income (Loss) (Continued)

(2)
The fair value adjustment related to the Company's privatization was reclassified into additional paid-in-capital within stockholder's equity.

The following table presents accumulated other comprehensive income (loss) balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2006	$(27,405)	$(57,878)	$223	$(174,314)	$(259,374)
Change during the year	50,968	(71,285)	517	(3,949)	(23,749)

Balance, December 31, 2007	$23,563	$(129,163)	$740	$(178,263)	$(283,123)
Change during the year	49,745	(223,547)	(1,853)	(353,073)	(528,728)

Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the year	(54,010)	56,401	1,376	157,222	160,989

Balance, December 31, 2009	$19,298	$(296,309)	$263	$(374,114)	$(650,862)

Note 22—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

	December 31,
(Dollars in thousands)	2008	2009
Commitments to extend credit	$21,746,133	$21,771,188
Standby letters of credit	4,588,552	4,651,236
Commercial letters of credit	50,590	43,127
Risk participations in bankers' acceptances	23,925	68
Commitments to fund principal investments	111,237	88,392
Commitments to fund low-income housing credit (LIHC) investments	139,449	150,227

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2009, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $5.8 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 22—Commitments, Contingencies and Guarantees (Continued)

sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of December 31, 2009, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $193.0 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $6.8 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        The Company has rental commitments under long-term operating lease agreements. For detail of these commitments see Note 6 to these consolidated financial statements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.4 billion and $1.9 billion at December 31, 2008 and 2009, respectively. The market value of the associated collateral was $1.4 billion and $2.0 billion at December 31, 2008 and 2009, respectively. As of December 31, 2009, the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 22—Commitments, Contingencies and Guarantees (Continued)

Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2009, the maximum exposure to loss under these contracts totaled $43.5 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at December 31, 2009, the Company had a maximum exposure to loss under these contracts with a low, moderate, and high risk of payment exposure of $9.6 million, $25.5 million, and $8.4 million, respectively. At December 31, 2009, the Company maintained a reserve of $1.5 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. The Company had a liability of $4.3 million and $4.2 million at December 31, 2008 and December 31, 2009, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. The decrease in this liability from December 31, 2008 to December 31, 2009 was primarily due to a $700 million contribution Visa made on behalf of members to the litigation escrow account in the second quarter of 2009, offset by the Company's revised assessment of the likely settlement amount for one of the cases. The $4.2 million liability represents the Company's estimate of the fair value of its proportionate share of the sum of Visa's remaining amount owed to American Express under the previously executed settlement agreement plus the Company's estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa. At December 31, 2009, the risk that the Company would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Note 23—Transactions with Affiliates

        For further information on the Company's privatization, see Note 2 to these consolidated financial statements.

        The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2007, 2008 and 2009, such transactions included, but were not limited to, participation, servicing and remarketing of loans and leases,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 23—Transactions with Affiliates (Continued)

purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. The Company also maintains traditional correspondent bank accounts and had a $200 million floating-rate subordinated debt with BTMU, which was retired in June 2007. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. As of December 31, 2009, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement.

        In 2007, the Bank purchased a membership interest in a U.S. payment services company for $1.4 million from BTMU.

        In December 2008, the Company received a $1.0 billion capital contribution from BTMU, in part to offset the impact of the privatization transaction on the Company's capital.

        In September 2009, the Company received a $2.0 billion capital contribution from BTMU. The contribution was made to provide the Company with additional capital to offset potential future credit losses consistent with a highly adverse economic scenario.

        At December 31, 2008, the Company had derivative contracts totaling $1.3 billion in notional balances with $8.1 million in net unrealized losses with BTMU and its affiliates. In 2008, the Company had recorded interest expense of $3.5 million relating to the borrowings under the unsecured revolving credit facility and other correspondent bank accounts. Additionally, the Company recorded income of $2.0 million and expenses of $1.0 million for fees and revenue sharing arrangements, and income of $22.0 million and expenses of $4.3 million relating to facility and staff training arrangements.

        At December 31, 2009, the Company had derivative contracts totaling $0.5 billion in notional balances with $17.1 million in net unrealized losses with BTMU and its affiliates. In 2009, the Company recorded income of $5.8 million and expenses of $2.5 million for fees and revenue sharing arrangements, and income of $33.5 million and expenses of $4.6 million relating to facility and staff training arrangements.

        The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2009, we had no exposure to loss for these agreements.

Note 24—Business Segments

        As a result of a corporate reorganization in the fourth quarter of 2009, the Company evaluated its business segments. Under the new organizational structure, the Company has three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. Based on accounting guidance, the Corporate Banking Group and Pacific Rim Corporate Group segments have been aggregated together. The Company has two reportable business segments: Retail Banking and Corporate Banking.

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking". The Company's new reportable

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 24—Business Segments (Continued)

business segment structure is similar to the previous structure. However, the Global and Wealth Markets division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with the privatization transaction previously were included in the Company's segment results. To align with the chief operating decision maker's view of these segments, the Company has adjusted the 2008 and 2009 reportable business segment results to exclude privatization-related goodwill, intangible assets, and related amortization/accretion from the reportable business segment results and included such amounts in "Other."

  •
  Retail Banking offers a range of banking services, primarily to individuals and small businesses, delivered generally through a network of branches, and ATMs located in the western U.S. These services include mortgages, home equity lines of credit, consumer and commercial loans, deposit services and cash management.

  •
  Corporate Banking provides credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products, as well as trust, private banking, investment and asset management services for individuals and institutions. The Pacific Rim Corporate Group offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S.

        Other is comprised of certain non-bank subsidiaries of UnionBanCal Corporation; the transfer pricing center; the earnings associated with the allowance for credit losses; the amount of the provision for credit losses over/(under) the risk-adjusted return on capital (RAROC) expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the results of discontinued operations; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios.

        The information, set forth in the table that follows, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

        The information in the table is derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to an operating segment are assigned to that operating segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to an operating segment based on a predetermined percentage of usage. Under the Company's RAROC methodology, credit expense is charged to

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 24—Business Segments (Continued)

an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

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

        The business segment results for prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred, discontinued operations and the market view contribution.

	Retail Banking			Corporate Banking
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2007	2008	2009	2007	2008	2009
Results of operations (dollars in thousands):
Net interest income (expense)	$702,211	$767,164	$841,859	$840,381	$1,073,530	$1,549,404
Noninterest income (expense)	311,056	302,558	283,072	521,723	513,053	479,177

Total revenue	1,013,267	1,069,722	1,124,931	1,362,104	1,586,583	2,028,581
Noninterest expense (income)	740,626	803,091	818,479	741,952	820,178	906,944
Credit expense (income)	24,643	26,986	27,794	112,209	196,639	338,667

Income (loss) from continuing operations before income taxes	247,998	239,645	278,658	507,943	569,766	782,970
Income tax expense (benefit)	94,859	91,664	108,955	142,442	146,556	219,954

Income (loss) from continuing operations	153,139	147,981	169,703	365,501	423,210	563,016
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income (loss)	$153,139	$147,981	$169,703	$365,501	$423,210	$563,016

Total assets, end of period (dollars in millions):	$18,246	$21,417	$22,426	$29,813	$37,307	$33,136

	Other			Reconciling Items
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2007	2008	2009	2007	2008	2009
Results of operations (dollars in thousands):
Net interest income (expense)	$218,302	$250,960	$(86,462)	$(37,514)	$(40,806)	$(55,689)
Noninterest income (expense)	19,212	14,427	24,869	(52,452)	(57,382)	(59,974)

Total revenue	237,514	265,387	(61,593)	(89,966)	(98,188)	(115,663)
Noninterest expense (income)	126,342	312,705	403,254	(34,719)	(39,278)	(40,176)
Credit expense (income)	(55,206)	292,081	748,400	(646)	(706)	(861)

Income (loss) from continuing operations before income taxes	166,378	(339,399)	(1,213,247)	(54,601)	(58,204)	(74,626)
Income tax expense (benefit)	77,938	(88,089)	(461,014)	(20,885)	(22,263)	(29,179)

Income (loss) from continuing operations	88,440	(251,310)	(752,233)	(33,716)	(35,941)	(45,447)
Income (loss) from discontinued operations, net of income taxes	34,730	(15,055)	—	—	—	—

Net income (loss)	$123,170	$(266,365)	$(752,233)	$(33,716)	$(35,941)	$(45,447)

Total assets, end of period (dollars in millions):	$8,865	$12,788	$31,954	$(1,196)	$(1,391)	$(1,918)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 24—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Year End December 31,
	2007	2008	2009
Results of operations (dollars in thousands):
Net interest income (expense)	$1,723,380	$2,050,848	$2,249,112
Noninterest income (expense)	799,539	772,656	727,144

Total revenue	2,522,919	2,823,504	2,976,256
Noninterest expense (income)	1,574,201	1,896,696	2,088,501
Credit expense (income)	81,000	515,000	1,114,000

Income (loss) from continuing operations before income taxes	867,718	411,808	(226,245)
Income tax expense (benefit)	294,354	127,868	(161,284)

Income (loss) from continuing operations	573,364	283,940	(64,961)
Income (loss) from discontinued operations, net of income taxes	34,730	(15,055)	—

Net income (loss)	$608,094	$268,885	$(64,961)

Total assets, end of period (dollars in millions):	$55,728	$70,121	$85,598

Note 25—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company)

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2008	2009
Assets
Cash and cash equivalents	$113,609	$309,067
Investment in and advances to subsidiaries	7,771,307	9,714,628
Other assets	66,923	5,858

Total assets	$7,951,839	$10,029,553

Liabilities and Stockholder's Equity
Other liabilities	$1,624	$1,331
Medium- and long-term debt	451,930	434,362
Junior subordinated debt payable to subsidiary grantor trust	13,980	13,527

Total liabilities	467,534	449,220
Stockholder's equity	7,484,305	9,580,333

Total liabilities and stockholder's equity	$7,951,839	$10,029,553

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 25—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Income:
Cash dividends from bank subsidiary	$295,500	$226,000	$—
Cash dividends from nonbank subsidiaries	21,340	30,000	—
Interest income on advances to subsidiaries and deposits in bank	13,484	3,614	713
Other income	1	—	4

Total income	330,325	259,614	717

Expense:
Interest expense	29,569	14,956	7,871
Other expense, net	3,516	30,906	4,568

Total expense	33,085	45,862	12,439

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	297,240	213,752	(11,722)
Income tax benefit	(10,017)	(9,711)	(9,022)

Income (loss) before equity in undistributed net income of subsidiaries	307,257	223,463	(2,700)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	271,481	59,159	(66,882)
Nonbank subsidiaries	29,356	(13,737)	4,621

Net Income (Loss)	$608,094	$268,885	$(64,961)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 25—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2007	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$608,094	$268,885	$(64,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(223,538)	(45,422)	62,260
Other, net	(21,192)	(10,315)	43,549

Net cash provided by operating activities	363,364	213,148	40,848

Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(85,444)	(1,123,222)	(1,853,000)
Repayment of advances to subsidiaries	195,949	34,955	7,610

Net cash provided by (used in) investing activities	110,505	(1,088,267)	(1,845,390)

Cash Flows from Financing Activities:
Repayment of long-term debt	(200,000)	—	—
Payments of cash dividends	(274,974)	(287,995)	—
Repurchase of common stock	(137,978)	(2,214)	—
Capital contribution from BTMU	—	1,000,000	2,000,000
Stock options exercised	36,904	120,079	—

Net cash provided by (used in) financing activities	(576,048)	829,870	2,000,000

Net increase (decrease) in cash and cash equivalents	(102,179)	(45,249)	195,458
Cash and cash equivalents at beginning of year	261,037	158,858	113,609

Cash and cash equivalents at end of year	$158,858	$113,609	$309,067

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2008 and 2009 (Continued)

Note 26—Summary of Quarterly Financial Information (Unaudited)

        Unaudited quarterly results are summarized as follows:

	2008 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31
Interest income	$742,506	$715,957	$740,269	$778,885
Interest expense	281,928	205,399	220,523	218,919

Net interest income	460,578	510,558	519,746	559,966
Provision for loan losses	72,000	95,000	117,000	231,000
Noninterest income	195,396	199,626	198,721	178,913
Noninterest expense	403,206	419,312	443,812	630,366

Income (loss) before income taxes	180,768	195,872	157,655	(122,487)
Income tax expense (benefit)	58,370	61,574	47,549	(39,625)

Income (loss) from continuing operations	122,398	134,298	110,106	(82,862)

Income (loss) from discontinued operations before income tax	(17,585)	3,068	(8,175)	(4,676)
Income tax expense (benefit)	(3,777)	(3,979)	(2,899)	(1,658)

Income (loss) from discontinued operations	(13,808)	7,047	(5,276)	(3,018)

Net income (loss)	$108,590	$141,345	$104,830	$(85,880)

	2009 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31
Interest income	$705,930	$686,774	$690,761	$706,147
Interest expense	145,927	136,428	129,725	128,420

Net interest income	560,003	550,346	561,036	577,727
Provision for loan losses	249,000	360,000	314,000	191,000
Noninterest income	174,716	183,213	183,929	185,286
Noninterest expense	521,383	532,058	505,815	529,245

Income (loss) before income taxes	(35,664)	(158,499)	(74,850)	42,768
Income tax expense (benefit)	(25,856)	(78,492)	(57,821)	885

Income (loss) from continuing operations	(9,808)	(80,007)	(17,029)	41,883

Income from discontinued operations before income tax	—	—	—	—
Income tax expense	—	—	—	—

Income from discontinued operations	—	—	—	—

Net income (loss)	$(9,808)	$(80,007)	$(17,029)	$41,883

Note 27—Subsequent Events

        The company has evaluated the potential disclosure of subsequent events through the filing date of this Form 10-K and has determined that there are no subsequent events required to be disclosed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UnionBanCal Corporation:

        We have audited the accompanying balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UnionBanCal Corporation:

        We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statement for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California
March 10, 2010

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

        We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, the Company's internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

        The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/S/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer
/S/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer
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
Date: March 10, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the date indicated below.

Signature	Title

/s/ MASAAKI TANAKA Masaaki Tanaka	President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN F. WOODS John F. Woods	Vice Chairman and Chief Financial Officer (Principal Financial Officer)
/s/ DAVID A. ANDERSON David A. Anderson	Executive Vice President and Controller (Principal Accounting Officer)
* Aida M. Alvarez	Director
* David R. Andrews	Director
* Nicholas B. Binkley	Director
* L. Dale Crandall	Director
* Murray H. Dashe	Director
* Christine Garvey	Director
* Michael J. Gillfillan	Director
* Mohan S. Gyani	Director
* Takeo Hoshi	Director
Yoshiaki Kawamata	Director
* Nobuo Kuroyanagi	Director

Signature	Title

* J. Fernando Niebla	Director
* Kyota Omori	Director
* Barbara L. Rambo	Director
* Masaaki Tanaka	Director
* Dean A. Yoost	Director

*By:	/s/ MORRIS W. HIRSCH Morris W. Hirsch Attorney-in-Fact

Dated: March 10, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(2)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(c)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)
18.1	Preferability Letter of Independent Registered Public Accounting Firm(5)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(4)
24.1	Power of Attorney(4)
24.2	Resolution of Board of Directors(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated November 4, 2008 (SEC File No. 001-15081).

(2)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated January 27, 2010 (SEC File No. 001-15081).

(3)
Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(4)
Provided herewith.

(5)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (SEC File No. 001-15081).