Form 10-Q
period 2010-03-31
UNIONBANCAL CORP
filed 2010-05-14
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15081

UnionBanCal Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-1234979
(State of Incorporation)	(I.R.S. Employer Identification No.)
400 California Street, San Francisco, California	94104-1302
(Address of principal executive offices)	(Zip Code)
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

        Number of shares of Common Stock outstanding at April 30, 2010: 136,330,829

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in our 2009 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

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

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of charge offs, which we began to experience in the latter half of 2008, will continue during the remainder of 2010

  •
  Our assessment of economic conditions and trends and credit cycles and their impact on our business

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

  •
  The continued weak economic outlook for the U.S. and global economy

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2010	Percent Change
Results of operations:
Net interest income(1)	$562,620	$576,794	2.52%
Provision for loan losses	249,000	170,000	(31.73)
Noninterest income	174,716	209,905	20.14
Noninterest expense	521,383	524,572	0.61

Income (loss) before income taxes and including noncontrolling interests(1)	(33,047)	92,127	nm
Taxable-equivalent adjustment	2,617	2,441	(6.73)
Income tax expense (benefit)	(25,856)	15,401	nm

Net income (loss) including noncontrolling interests	(9,808)	74,285	nm
Less: Net loss from noncontrolling interests	—	(3,059)	nm

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$(9,808)	$77,344	nm

Balance sheet (end of period):
Total assets	$68,725,270	$85,471,296	24.37%
Total loans	49,441,063	46,721,210	(5.50)
Nonperforming assets	834,738	1,466,937	75.74
Total deposits	48,878,733	66,581,593	36.22
Medium- and long-term debt	5,140,931	4,710,979	(8.36)
UNBC Stockholder's equity	7,475,472	9,706,081	29.84
Balance sheet (period average):
Total assets	$67,072,499	$84,810,109	26.45%
Total loans	49,789,046	46,847,523	(5.91)
Earning assets	59,626,207	78,311,856	31.34
Total deposits	46,633,173	67,838,145	45.47
UNBC Stockholder's equity	7,336,212	9,532,428	29.94
Financial ratios:
Return on average assets(2)	(0.06)%	0.37%
Return on average UNBC stockholder's equity(2)	(0.54)	3.29
Efficiency ratio(3)	65.69	64.98
Net interest margin(1)(2)	3.79	2.95
Tangible common equity ratio(4)	7.12	8.47
Tier 1 common capital ratio(5)	8.72	11.96
Tier 1 risk-based capital ratio	8.74	11.98
Total risk-based capital ratio	11.59	14.70
Leverage ratio	8.46	9.22
Allowance for loan losses to(6):
Total loans	1.76	3.01
Nonaccrual loans	107.41	99.06
Allowance for credit losses to(7):
Total loans	2.07	3.38
Nonaccrual loans	126.10	111.11
Net loans charged off to average total loans(2)	0.95	1.03
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	1.69	3.14
Nonperforming assets to total assets	1.21	1.72

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense and expenses of the consolidated variable interest entities (VIEs), as a percentage of net interest and noninterest income.
(4)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible equity (UNBC stockholder's equity less goodwill and intangible assets net of related deferred taxes) divided by tangible assets (total assets less goodwill and intangible assets net of related deferred taxes). The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions.
(5)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions.
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

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands)	2009	2010
Interest Income
Loans	$601,842	$539,574
Securities	102,897	143,336
Interest bearing deposits in banks	900	4,055
Federal funds sold and securities purchased under resale agreements	141	119
Trading account assets	150	819

Total interest income	705,930	687,903

Interest Expense
Deposits	105,038	85,562
Federal funds purchased and securities sold under repurchase agreements	53	37
Commercial paper	1,592	240
Other borrowed funds	11,477	1,202
Medium- and long-term debt	27,529	26,241
Trust notes	238	268

Total interest expense	145,927	113,550

Net Interest Income	560,003	574,353
Provision for loan losses	249,000	170,000

Net interest income after provision for loan losses	311,003	404,353

Noninterest Income
Service charges on deposit accounts	71,322	66,140
Securities gains, net	—	33,893
Trust and investment management fees	33,907	31,420
Trading account activities	22,692	21,093
Merchant banking fees	13,832	13,676
Card processing fees, net	7,536	8,620
Brokerage commissions and fees	8,307	8,528
Other	17,120	26,535

Total noninterest income	174,716	209,905

Noninterest Expense
Salaries and employee benefits	243,563	279,586
Net occupancy	41,921	43,380
Intangible asset amortization	40,887	31,793
Regulatory agencies	17,938	29,848
Outside services	18,834	22,785
Professional services	15,938	16,361
Equipment	15,413	15,811
Software	15,038	14,728
Foreclosed asset expense (income)	886	(198)
(Reversal of) provision for losses on off-balance sheet commitments	26,000	(5,000)
Privatization-related expense	26,819	5,153
Other	58,146	70,325

Total noninterest expense	521,383	524,572

Income (loss) before income taxes and including noncontrolling interests	(35,664)	89,686
Income tax expense (benefit)	(25,856)	15,401

Net Income (Loss) including Noncontrolling Interests	(9,808)	74,285
Less: Net loss from noncontrolling interests	—	(3,059)

Net Income (Loss) attributable to UNBC	$(9,808)	$77,344

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010
Assets
Cash and due from banks	$1,328,279	$1,198,258	$1,110,333
Interest bearing deposits in banks (includes $9,991 at March 31, 2010 related to consolidated variable interest entities (VIEs))	2,505,861	6,585,029	6,874,338
Federal funds sold and securities purchased under resale agreements	110,083	442,552	488,520

Total cash and cash equivalents	3,944,223	8,225,839	8,473,191
Trading account assets:
Pledged as collateral	8,295	15,168	54,380
Held in portfolio	1,149,832	710,480	775,915
Securities available for sale:
Pledged as collateral	43,374	2,500	—
Held in portfolio	7,506,069	22,556,329	22,164,722
Securities held to maturity (Fair value: March 31, 2009, $959,137;
December 31, 2009, $1,457,654; March 31, 2010, $1,500,746)	1,150,342	1,227,718	1,247,561
Loans (net of allowance for loan losses: March 31, 2009, $870,185;
December 31, 2009, $1,357,000; March 31, 2010, $1,408,013)	48,570,878	45,871,508	45,313,197
Due from customers on acceptances	15,077	8,514	7,788
Premises and equipment, net	670,376	674,298	671,230
Intangible assets	672,568	561,040	529,247
Goodwill	2,369,326	2,369,326	2,369,326
Other assets (includes $297,736 at March 31, 2010 related to consolidated VIEs)	2,624,910	3,375,408	3,864,739

Total assets	$68,725,270	$85,598,128	$85,471,296

Liabilities
Noninterest bearing	$13,543,015	$14,558,989	$14,389,261
Interest bearing	35,335,718	53,958,664	52,192,332

Total deposits	48,878,733	68,517,653	66,581,593
Federal funds purchased and securities sold under repurchase agreements	320,376	150,453	575,668
Commercial paper	749,381	888,541	799,106
Other borrowed funds	3,861,905	591,934	833,617
Trading account liabilities	965,105	538,894	736,813
Acceptances outstanding	15,077	8,514	7,788
Other liabilities (includes $1,675 at March 31, 2010 related to consolidated VIEs)	1,304,423	1,096,095	1,224,440
Medium- and long-term debt (includes $7,853 at March 31, 2010 related to consolidated VIEs)	5,140,931	4,212,184	4,710,979
Junior subordinated debt payable to subsidiary grantor trust	13,867	13,527	13,444

Total liabilities	61,249,798	76,017,795	75,483,448

Commitments, contingencies and guarantees—See Note 16
Equity
UNBC Stockholder's Equity
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136,331	136,331	136,331
Additional paid-in capital	3,195,023	5,195,023	5,195,023
Retained earnings	4,954,994	4,899,841	4,977,185
Accumulated other comprehensive loss	(810,876)	(650,862)	(602,458)

Total UNBC stockholder's equity	7,475,472	9,580,333	9,706,081
Noncontrolling interests	—	—	281,767

Total equity	7,475,472	9,580,333	9,987,848

Total liabilities and equity	$68,725,270	$85,598,128	$85,471,296

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

(In thousands, except shares)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder's equity
BALANCE DECEMBER 31, 2008	$136,331	$3,195,023	$4,964,802	$(811,851)	$—	$7,484,305

Comprehensive loss:
Net loss—For the three months
ended March 31, 2009			(9,808)			(9,808)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(12,972)		(12,972)
Net change in unrealized losses on securities				10,490		10,490
Foreign currency translation adjustment				(420)		(420)
Net change in pension and other benefits				3,877		3,877

Total comprehensive loss, net of tax						(8,833)

Net change	—	—	(9,808)	975	—	(8,833)

BALANCE MARCH 31, 2009	$136,331	$3,195,023	$4,954,994	$(810,876)	$—	$7,475,472

BALANCE DECEMBER 31, 2009	$136,331	$5,195,023	$4,899,841	$(650,862)	$—	$9,580,333

Cumulative effect of change in accounting for VIEs(1)					271,923	271,923
Comprehensive income:
Net income (loss)—For the three months ended March 31, 2010			77,344		(3,059)	74,285
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(13,364)		(13,364)
Net change in unrealized losses on securities				57,292		57,292
Foreign currency translation adjustment				536		536
Net change in pension and other benefits				3,940		3,940

Total comprehensive income, net of tax						122,689
Noncontrolling interests					12,903	12,903

Net change	—	—	77,344	48,404	281,767	407,515

BALANCE MARCH 31, 2010	$136,331	$5,195,023	$4,977,185	$(602,458)	$281,767	$9,987,848

(1)
For additional information on the consolidated VIEs, refer to Note 7 to these condensed consolidated financial statements in this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2010
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$(9,808)	$74,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	249,000	170,000
(Reversal of) provision for losses on off-balance sheet commitments	26,000	(5,000)
Depreciation, amortization and accretion	33,937	62,566
Deferred income taxes	(39,045)	(16,794)
Net gains on sales of securities	—	(33,893)
Net decrease (increase) in trading account assets	58,652	(104,647)
Net increase in prepaid expenses	(28,058)	(74,481)
Net decrease (increase) in fees and other receivable	10,189	(86,251)
Net increase in other assets	(39,800)	(60,109)
Net decrease in accrued expenses	(146,786)	(2,802)
Net increase (decrease) in trading account liabilities	(69,558)	197,919
Net increase (decrease) in other liabilities	(251,929)	108,525
Loans originated for resale	(64,953)	—
Net proceeds from sale of loans originated for resale	8,772	—
Other, net	8,667	(9,027)
Discontinued operations, net	(6,027)	—

Total adjustments	(250,939)	146,006

Net cash provided by (used in) operating activities	(260,747)	220,291

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	5,624	1,046,957
Proceeds from matured and called securities available for sale	533,465	1,099,785
Purchases of securities available for sale	(1,018,444)	(1,668,031)
Proceeds from matured securities held to maturity	819	2,057
Purchases of premises and equipment, net	(19,437)	(15,023)
Net decrease in loans	100,203	384,720
Other, net	(791)	(1,281)

Net cash provided by (used in) investing activities	(398,561)	849,184

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,828,964	(1,913,944)
Net increase in federal funds purchased and securities sold under repurchase agreements	147,618	425,215
Net increase (decrease) in commercial paper and other borrowed funds	(3,749,638)	152,248
Proceeds from issuance of medium- and long-term debt	1,625,000	1,000,000
Repayment of medium-term debt	(750,000)	(500,000)
Other, net	(420)	536
Change in noncontrolling interests	—	12,903
Discontinued operations, net	(1,929)	—

Net cash provided by (used in) financing activities	99,595	(823,042)

Net increase (decrease) in cash and cash equivalents	(559,713)	246,433
Cash and cash equivalents at beginning of period	4,504,345	8,225,839
Effect of exchange rate changes on cash and cash equivalents	(409)	919

Cash and cash equivalents at end of period	$3,944,223	$8,473,191

Cash Paid During the Period For:
Interest	$151,187	$101,710
Income taxes, net	6,743	(1,849)
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	$1,144,036	$—
Loans transferred to foreclosed assets (OREO)	8,602	28,898

See accompanying notes to condensed consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited condensed consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results anticipated for the full year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Transfers of Financial Assets

        In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, "Accounting for Transfers of Financial Assets" which formally codifies Statement of Financial Accounting Standards (SFAS) No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140," which was issued in June 2009. The guidance eliminates the concept of qualifying special purpose entities (QSPEs) and modifies financial asset derecognition criteria. The elimination of the exception for QSPEs will likely result in many sponsors that transferred financial assets to such vehicles to consolidate them. The derecognition modifications require that companies consider all arrangements such that the transferred financial asset is legally isolated from the transferor and any of its consolidated affiliates when determining whether derecognition is appropriate for a transferred financial asset. For a transfer of a portion of a financial asset to be derecognized, it must meet the definition of a participating interest. The guidance also requires that all beneficial interests retained in transferred financial assets be initially measured at fair value. Disclosures are amended to require description of a company's continuing involvement with transferred financial assets and details regarding financial or other support provided. The

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

guidance was effective January 1, 2010. At adoption, there was no impact on the Company's financial position or results of operations.

  Consolidation Criteria for Variable Interest Entities

        In December 2009, the FASB issued ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" which formally codifies SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" which was issued in June 2009. The guidance changes the method of analyzing which party shall consolidate a variable interest entity (VIE) by providing revised criteria for determining the primary beneficiary. A company would be required to determine the primary beneficiary of a VIE on a continual basis based on a qualitative assessment of which party, if any, has the power to direct activities and the right to receive benefits or the obligation to absorb losses. The guidance also states that if power is shared by multiple parties such that no one party has the power to direct the activities, then no party shall consolidate the VIE. Disclosures are also amended to require disclosure of continuing involvement with VIEs and judgments used in the consolidation analysis such as the method, significant judgments and assumptions used for determining the primary beneficiary. The guidance was effective January 1, 2010. As a result of reviewing the Company's variable interest entities and the determination of the primary beneficiary, the Company consolidated certain Low Income Housing Tax Credit investment funds. At adoption, management recorded increases in total assets of $281 million, liabilities of $9 million and stockholder's equity attributable to noncontrolling interests of $272 million. This guidance did not have a material impact on the Company's results of operations. Disclosures required under this guidance are included in Note 7 to these condensed consolidated financial statements.

  Improving Disclosures about Fair Value Measurements

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This guidance amends FASB ASC 820-10, "Fair Value Measurements and Disclosures" with respect to disclosures. Specifically, this guidance requires the disclosure of transfers in and out of Level 1 and Level 2 and a gross presentation within the Level 3 rollforward. This guidance also clarifies that the information should be presented by class of financial asset or liability and that a discussion of valuation techniques and inputs is required for Level 2 and Level 3 recurring and nonrecurring fair value measurements. The guidance, which applies only to disclosures, was effective March 31, 2010 except for the gross presentation within the Level 3 rollforward, which is effective March 31, 2011. Disclosures required under this guidance are included within Note 13 to these condensed consolidated financial statements.

Note 3—Privatization

        The privatization transaction was accounted for as a business combination and the purchase price was pushed down to the Company's consolidated financial statements. Accordingly, the purchase price paid by BTMU plus related purchase accounting adjustments have been reflected on the Company's consolidated balance sheet as of October 1, 2008. This resulted in a new basis of accounting, which reflects an adjustment for the estimated fair value of the Company's assets and liabilities. After all of the fair value adjustments to the Company's assets and liabilities were assigned, the remainder of the purchase price was recorded as goodwill.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Privatization (Continued)

        The Company recorded amortization (accretion) of the fair value adjustments by category for the three months ended March 31, 2009 and 2010 as follows:

	For the Three Months ended March 31,
(Dollars in thousands)	2009	2010
Securities	$(6,787)	$(6,575)
Loans	(32,865)	(14,333)
Cash flow hedges	3,765	1,073
Premises and equipment	2,048	2,152
Intangible assets	40,524	31,588
Long-term debt	910	910

Total amortization	$7,595	$14,815

        The Company recorded expenses for the privatization transaction for the three months ended March 31, 2009 and 2010 as follows:

	For the Three Months ended March 31,
(Dollars in thousands)	2009	2010
Salaries and employee benefits(1)	$26,181	$5,153
Professional services	605	—
Other	33	—

Total	$26,819	$5,153

(1)
Represents the amortization of the bridge award compensation.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	December 31, 2009				March 31, 2010
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$299,488	$189	$—	$299,677	$299,724	$140	$—	$299,864
Other U.S. government	12,311,626	13,165	47,373	12,277,418	13,021,963	30,641	13,322	13,039,282
Residential mortgage-backed securities—agency	9,215,771	171,513	25,161	9,362,123	8,056,257	165,092	8,401	8,212,948
Residential mortgage-backed securities—non-agency	454,646	36	63,243	391,439	418,094	143	50,395	367,842
State and municipal	43,287	1,830	21	45,096	43,888	1,725	19	45,594
Asset-backed and debt securities	112,609	1,598	6,072	108,135	111,584	2,103	3,437	110,250
Equity securities	74,791	441	291	74,941	88,521	628	207	88,942

Total securities available for sale	$22,512,218	$188,772	$142,161	$22,558,829	$22,040,031	$200,472	$75,781	$22,164,722

Securities Held to Maturity

	December 31, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,758,716	$—	$531,094	$1,227,622	$231,135	$1,199	$1,457,558
Foreign securities	96	—	—	96	—	—	96

Total securities held to maturity	$1,758,812	$—	$531,094	$1,227,718	$231,135	$1,199	$1,457,654

	March 31, 2010
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,762,268	$—	$514,806	$1,247,462	$254,005	$820	$1,500,647
Foreign securities	99	—	—	99	—	—	99

Total securities held to maturity	$1,762,367	$—	$514,806	$1,247,561	$254,005	$820	$1,500,746

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        For the three months ended March 31, 2010, interest income included $0.6 million from non-taxable securities.

        The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

Securities Available for Sale(1)

	March 31, 2010
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$3,812,907	$3,817,978
Due after one year through five years	9,827,259	9,847,656
Due after five years through ten years	1,290,670	1,332,479
Due after ten years	7,020,674	7,077,667
Equity securities(2)	88,521	88,942

Total securities available for sale	$22,040,031	$22,164,722

Securities Held to Maturity

	March 31, 2010
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$99	$99
Due after one year through five years	15,467	14,037
Due after five years through ten years	1,399,187	1,216,465
Due after ten years	347,614	270,145

Total securities held to maturity	$1,762,367	$1,500,746

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

        The proceeds from sales of securities available for sale, gross realized gains and gross realized losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2010
Proceeds from sales	$5,624	$1,046,957
Gross realized gains	4	35,173
Gross realized losses	—	—

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Analysis of Unrealized Losses on Securities

        At December 31, 2009 and March 31, 2010, the Company's securities, shown below, were in a continuous unrealized loss position for the periods less than 12 months and 12 months or more.

Securities Available for Sale

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$8,682,501	$47,373	106	$—	$—	—	$8,682,501	$47,373	106
Residential mortgage-backed securities—agency	2,928,456	24,628	61	232,670	533	28	3,161,126	25,161	89
Residential mortgage-backed securities—non-agency	—	—	—	362,471	63,243	17	362,471	63,243	17
State and municipal	760	1	2	1,498	20	6	2,258	21	8
Asset-backed and debt securities	27,325	2,219	3	62,427	3,853	9	89,752	6,072	12
Equity securities	—	—	—	164	291	2	164	291	2

Total securities available for sale	$11,639,042	$74,221	172	$659,230	$67,940	62	$12,298,272	$142,161	234

	March 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$3,756,551	$13,322	56	$—	$—	—	$3,756,551	$13,322	56
Residential mortgage-backed securities—agency	1,238,210	8,298	32	54,308	104	10	1,292,518	8,402	42
Residential mortgage-backed securities—non-agency	—	—	—	342,962	50,395	17	342,962	50,395	17
State and municipal	427	—	1	1,495	19	6	1,922	19	7
Asset-backed and debt securities	21,247	660	2	55,856	2,776	8	77,103	3,436	10
Equity securities	—	—	—	249	207	2	249	207	2

Total securities available for sale	$5,016,435	$22,280	91	$454,870	$53,501	43	$5,471,305	$75,781	134

Securities Held to Maturity

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

Total securities held to maturity	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

	March 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$—	$—	—	$1,500,647	$515,626	222	$1,500,647	$515,626	222

Total securities held to maturity	$—	$—	—	$1,500,647	$515,626	222	$1,500,647	$515,626	222

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

        At March 31, 2010, the Company did not have the intent to sell temporarily impaired securities until a recovery of the fair value, which may be maturity, and it is not more likely than not that the Company will have to sell the securities prior to recovery of fair value.

  Other U.S. Government Securities

        Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities are issued with a stated interest rate and mature in less than five years. The unrealized losses on other U.S. Government securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at March 31, 2010.

  Residential Mortgage-Backed Securities—Agency

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at March 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

  Residential Mortgage-Backed Securities—Non-Agency

        Non-agency residential mortgage backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral provided by a third-party vendor using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, an insignificant amount of impairment was recognized on two securities during the first quarter of 2010. No observable credit quality issues were present in the remaining portfolio at March 31, 2010.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The unrealized losses on the state and municipal securities resulted from higher interest rates subsequent to purchase and not from credit quality. As a result, the securities were not other-than-temporarily impaired at March 31, 2010.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at March 31, 2010 consist of $71.6 million in privately placed debt securities issued by power and utilities companies and $5.4 million in commercial mortgage-backed securities. Expected cash flows of these debt securities are assessed to determine if the amortized cost basis of these securities is recoverable. Based on this assessment, the Company concluded that these securities were not other-than-temporarily impaired as of March 31, 2010.

  Collateralized Loan Obligations

        The Company's CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, the Company reclassified its CLOs from available for sale to held to maturity. The Company considers the held to maturity classification to be more appropriate because the Company has the ability and the intent to hold these securities to maturity.

        Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. The fair value of the CLO portfolio was adversely impacted in 2009

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

and the first quarter of 2010 by the overall financial market crisis. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. An analysis was performed as of March 31, 2010 to determine whether any of the unrealized losses related to CLOs was believed to be other-than-temporary. Based on this analysis, the Company concluded that since no observable credit quality issues were present in the CLO portfolio at March 31, 2010, these securities were not other-than-temporarily impaired.

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

        The Company separately identifies in the condensed consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At March 31, 2010, the Company had $5.4 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($312.5 million), to support unrealized losses on derivative transactions reported in trading liabilities ($376.1 million) and to secure public and trust department deposits ($4.7 billion).

        At March 31, 2009, December 31, 2009, and March 31, 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $109.9 million ($109.9 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sells), $442.6 million ($434.6 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sells), and $338.4 million ($296.4 million of which has been repledged to secure bankruptcy deposits and to cover short sells), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees of $23 million, $53 million and $47 million, at March 31, 2009, December 31, 2009 and March 31, 2010, respectively, is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010
Commercial, financial and industrial	$17,902,431	$15,258,081	$14,870,549
Construction	2,781,192	2,429,009	2,151,432
Mortgage:
Residential	15,998,637	16,716,048	16,892,822
Commercial	8,233,371	8,245,778	8,248,574

Total mortgage	24,232,008	24,961,826	25,141,396
Consumer:
Installment	2,336,931	2,244,239	2,185,539
Revolving lines of credit	1,451,193	1,672,842	1,728,828

Total consumer	3,788,124	3,917,081	3,914,367
Lease financing	662,295	653,743	640,741

Total loans held for investment	49,366,050	47,219,740	46,718,485
Total loans held for sale	75,013	8,768	2,725

Total loans	49,441,063	47,228,508	46,721,210
Allowance for loan losses	870,185	1,357,000	1,408,013

Loans, net	$48,570,878	$45,871,508	$45,313,197

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2010
Allowance for loan losses, beginning of period	$737,767	$1,357,000
Loans charged off	117,883	135,620
Recoveries of loans previously charged off	1,505	16,209

Total net loans charged off	116,378	119,411
Provision for loan losses	249,000	170,000
Foreign translation adjustment	(204)	424

Allowance for loan losses, end of period	870,185	1,408,013
Allowance for losses on off-balance sheet commitments	151,374	171,374

Allowances for credit losses, end of period	$1,021,559	$1,579,387

        The provision for loan losses decreased by $79 million to $170 million for the first quarter of 2010 from $249 million for the first quarter of 2009, primarily due to a decrease in criticized assets and lower loss content in nonaccrual loans, partially offset by higher loss content in the residential mortgage and consumer loan portfolios during the first quarter of 2010 versus an increase in criticized assets during the first quarter of

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

2009, partially offset by an increase in unallocated allowance mainly attributable to higher estimated inherent loss in retail credits during the first quarter of 2010.

        Nonaccrual loans totaled $810.1 million, $1.3 billion and $1.4 billion at March 31, 2009, December 31, 2009 and March 31,2010, respectively. There were $2.8 million, $20.8 million, and $22.3 million (none, $3.8 million and $6.7 million of which were on accrual status at March 31, 2009, December 31, 2009, and March 31, 2010, respectively) of troubled debt restructured loans at March 31, 2009, December 31, 2009 and March 31, 2010, respectively. Loans 90 days or more past due and still accruing totaled $23.6 million, $5.0 million and $15.0 million at March 31, 2009, December 31, 2009 and March 31, 2010, respectively.

Note 6—Goodwill and Intangible Assets

        As part of the Company's privatization transaction, the Company recorded goodwill of $2.0 billion and intangible assets of $752 million. See Note 3 to these condensed consolidated financial statements in this Form 10-Q for information on the Company's privatization transaction.

  Goodwill

        There were no changes in the carrying amount of goodwill during the three months ended March 31, 2009 and 2010. The carrying amount of goodwill at March 31, 2009, December 31, 2009 and March 31, 2010 was $2.4 billion. The Company's goodwill by reportable business segment at each of March 31, 2009, December 31, 2009 and March 31, 2010 was $1.2 billion for Retail Banking and $1.2 billion for Corporate Banking.

        The Company reviews its goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at March 31, 2009, December 31, 2009 and March 31, 2010.

	March 31, 2009			December 31, 2009			March 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$619,398	$(117,949)	$501,449	$619,398	$(233,042)	$386,356	$619,398	$(262,664)	$356,734
Trade name	108,733	(1,369)	107,364	108,733	(3,430)	105,303	108,733	(4,117)	104,616
Customer relationships	53,761	(2,375)	51,386	53,761	(5,531)	48,230	53,761	(6,592)	47,169
Other	9,555	(814)	8,741	9,555	(1,498)	8,057	9,555	(1,921)	7,634

Subtotal—intangibles with a definite useful life	$791,447	$(122,507)	$668,940	$791,447	$(243,501)	$547,946	$791,447	$(275,294)	$516,153

Other intangibles with an indefinite useful life	3,628	—	3,628	13,094	—	13,094	13,094	—	13,094

Total intangibles	$795,075	$(122,507)	$672,568	$804,541	$(243,501)	$561,040	$804,541	$(275,294)	$529,247

        Total amortization expense for the three months ended March 31, 2009 and 2010 was $40.9 million and $31.8 million, respectively.

        Estimated future amortization expense at March 31, 2010 is as follows:

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets with a Definite Useful Life
Estimated amortization expense for the years ending:
Remaining 2010	$84,407	$2,060	$3,184	$1,102	$90,753
2011	88,015	2,747	3,968	1,305	96,035
2012	69,260	2,747	3,679	856	76,542
2013	44,743	2,747	3,436	849	51,775
2014	31,803	2,747	3,232	712	38,494
Thereafter	38,506	91,568	29,670	2,810	162,554

Total estimated amortization expense	$356,734	$104,616	$47,169	$7,634	$516,153

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Variable Interest Entities

        Effective January 1, 2010, the Company adopted ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities". At adoption of this guidance, the Company recorded increases in total assets of $281 million, liabilities of $9 million and stockholder's equity attributable to noncontrolling interests of $272 million. The cumulative effect on retained earnings was not significant.

        The Company is involved in various structures that are considered to be VIEs. Generally, a VIE is a corporation, partnership, trust or any other legal structure that has equity investors that: 1) do not have sufficient equity at risk for the entity to independently finance its activities; 2) lack the power to direct the activities that significantly impact the entity's economic success; and/or 3) do not have an obligation to absorb the entity's losses or the right to receive the entity's returns. The Company's investments in VIEs primarily consist of equity investments in low income housing credit (LIHC) structures and renewable energy projects, which are designed to generate a return primarily through the realization of federal tax credits, and private capital investments.

Consolidated VIEs

        The Company is required to consolidate VIEs in which it is the primary beneficiary. The Company is determined to be the primary beneficiary of a VIE when it has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

        At March 31, 2010, $308 million in assets and $10 million in liabilities were consolidated by the Company on its condensed consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as cash and due from banks, the liabilities are primarily included in medium- and long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        During the first quarter of 2010, the Company recorded $5 million of expenses related to its consolidated VIEs. The expenses are included in other noninterest expense on the Company's condensed consolidated statements of income.

  LIHC Unguaranteed Syndicated Investment Funds

        The Company is a sponsor and syndicator of low-income housing tax credit investments. In these syndication transactions, the Company creates the investment funds, serves as the managing investor member, and sells limited investor member interests to third parties. The Company receives benefits through income from the structuring of these funds, servicing fees for managing the funds and, as an investor member, tax benefits and tax credits to reduce the Company's tax liability. As sponsor and managing member of the funds, the Company's activities include selecting, evaluating, structuring, negotiating and closing the fund investment in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. There is no single third-party investor with the power to remove the Company as managing member. In this role, the Company directs the activities that most significantly impact the fund's economic performance and receives benefits from the fund.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Variable Interest Entities (Continued)

  LIHC Guaranteed Syndicated Investment Funds

        The Company also forms limited liability companies (LLCs), which in turn invest in low income housing tax credit operating partnerships. Interests in these funds are sold to third parties who pay a premium for a guaranteed return. The Company earns structuring fees from the sale of these funds and asset management fees. The Company also serves as the funds' non-member asset manager and guarantor. As sponsor and non-member asset manager of the funds, the Company's activities include selecting, evaluating, structuring, negotiating and closing investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. As guarantor, the Company guarantees a minimum rate of return throughout the investment term. There is no single third-party investor with the power to remove the Company as asset manager. In the Company's role as sponsor and asset manager, it directs the activities that most significantly impact the funds economic performance. Separately, it has an obligation to absorb losses pertaining to its minimum rate of return guarantee to investors. For details of the guarantee, see Note 16 in these condensed consolidated financial statements.

Unconsolidated VIEs in Which the Company has a Variable Interest

        The Company holds variable interests in other VIEs that it is not required to consolidate as it is not the primary beneficiary. In such cases, it does not hold the power, through its equity investments or otherwise, to direct the VIE's significant activities. The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the condensed consolidated balance sheet at March 31, 2010. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying value of the Company's involvement plus, any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	March 31, 2010
(Dollars in thousands)	Other Assets	Other Liabilities	Maximum Exposure to Loss
LIHC investments	$467,071	$5,720	$643,415
Renewable energy investments	304,770	—	304,770
Private capital investments	156,459	—	248,211

Total unconsolidated VIEs	$928,300	$5,720	$1,196,396

  LIHC Investments

        The Company makes equity investments in various private investment partnership funds and limited partnerships that sponsor qualified affordable housing projects. As a limited partner and non-managing investor member in these operating partnerships, the Company is allocated tax credits and tax deductions from operating losses associated with the underlying properties. The power to direct the activities of the investments resides with the general partner and/or managing member of these partnerships. As a result, the Company does not consolidate these investments. These LIHC investments are accounted for under the equity or effective yield method and are reflected in other assets on the Company's condensed consolidated balance sheet. The Company increases the LIHC investment carrying amount and recognizes a liability for all unconditional unfunded equity commitments. These liabilities are reflected in other liabilities on the

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Variable Interest Entities (Continued)

Company's condensed consolidated balance sheet. In addition, the Company has $176 million in off-balance sheet conditional unfunded commitments that may be drawn when specific conditions are achieved, including the completion of construction of low income housing units. These unfunded commitments are included in the maximum exposure to loss attributable to LIHC investments in the table above.

  Renewable Energy Investments

        The Company makes equity investments in LLCs created to operate and manage renewable energy projects. The managing member or general partner of the LLC identifies and selects the assets of the entity and provides management and/or oversight of the ongoing operations of the renewable energy project. As a passive and limited investor member, the Company is allocated production tax credits and taxable income or losses associated with the projects. These renewable energy investments are accounted for under the equity method with the investments reflected in other assets on the Company's condensed consolidated balance sheet.

  Private Capital Investments

        The Company makes equity investments in various private capital investment funds either directly in privately held companies or indirectly through private equity funds. As a passive investor, the Company has no rights that provide the power to direct the activities of the investments. The power to identify and select the assets of the investments resides with the managing member and/or general partner of each direct and fund investment. These private capital investments are accounted for under either the cost or equity method and are reflected in other assets on the Company's condensed consolidated balance sheet. In addition, the Company has off-balance sheet unfunded commitments of $92 million to provide additional liquidity as required by the funds. These unfunded commitments are reflected in the maximum exposure to loss attributable to private capital investments in the table above.

Note 8—Private Capital and Other Investments

        The following table shows the balances of private capital and other investments, which are recorded in other assets, at March 31, 2009, December 31, 2009 and March 31, 2010.

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010
Private capital and other investments:
Private capital investments—cost basis	$153,600	$119,121	$118,215
Private capital investments—equity method	—	46,296	60,528
LIHC investments—guaranteed	209,858	185,779	175,703
LIHC investments—unguaranteed	331,702	319,031	293,959
Consolidated VIEs	—	—	297,736
Renewable energy investments	261,971	305,917	304,770

Total private capital and other investments	$957,131	$976,144	$1,250,911

        The Company invests in private capital funds either directly in privately held companies or indirectly through private equity funds. These investments are accounted for based on the cost or equity method depending on whether the Company has significant influence over the investee. The investments' fair value is

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Private Capital and Other Investments (Continued)

estimated when events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. Fair value is estimated based on the company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the NAV of the fund. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a recovery is unlikely or will not occur for a reasonable period of time, an other-than-temporary impairment is recorded. Based on this analysis, the Company recorded $1.8 million of other-than-temporary impairment on its private capital investments in the first quarter of 2010.

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are accounted for under the equity method. As of March 31, 2010, this category also includes $29.5 million of investments in real estate private equity funds that are compliant with the Community Reinvestment Acts Standards (CRA investments). These investments are tested quarterly for impairment. The Company had no other-than-temporary impairment on its unguaranteed LIHC and CRA investments.

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. These investments are tested quarterly for impairment. The Company had no other-than-temporary impairment on its guaranteed LIHC investments during the first quarter of 2010.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for the Company's share of partnership net income and distributions received. These investments are tested annually for impairment, based on projected operating results and expected realizability of tax credits. The Company had no other-than-temporary impairment during the first quarter of 2010 on its renewable energy investments.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three months ended March 31, 2009 and 2010.

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in thousands)	2009	2010	2009	2010	2009	2010
Components of net periodic benefit cost
Service cost	$13,616	$11,898	$2,332	$2,347	$256	$263
Interest cost	20,811	22,369	3,055	3,287	941	934
Expected return on plan assets	(35,219)	(36,514)	(2,501)	(3,092)	—	—
Amortization of prior service cost	—	—	(16)	(16)	—	—
Amortization of transition amount	—	—	328	328	—	—
Recognized net actuarial loss	3,055	3,177	2,153	1,363	865	218

Total net periodic benefit cost	$2,263	$930	$5,351	$4,217	$2,062	$1,415

(1)
Supplemental Executives Retirement Plan (SERP)
(2)
Executive Supplemental Benefit Plans (ESBP)

Note 10—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows:

Other Noninterest Income

	For the Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2010
Standby letters of credit fees	$7,045	$8,458
Trade related commission and fees	7,325	6,762
Private capital and other investment income (expense)	(2,554)	3,434
Other	5,304	7,881

Total other noninterest income	$17,120	$26,535

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Other Noninterest Income and Noninterest Expense (Continued)

Other Noninterest Expense

	For the Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2010
Low income housing credit investment amortization	$10,166	$13,526
Advertising and public relations	10,621	10,165
Communications	8,718	9,529
Data processing	8,575	8,110
Printing and office supplies	4,940	4,958
Travel	6,353	5,459
Foreclosed asset expense (income)	886	(198)
Expenses related to consolidated VIEs	—	5,039
Other	7,887	13,737

Total other noninterest expense	$58,146	$70,325

Note 11—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.10%, 0.07% and 0.10% at March 31, 2009, December 31, 2009 and March 31, 2010, respectively	$320,376	$150,453	$575,668
Commercial paper, with weighted average interest rates of 0.77%, 0.16%, and 0.18% at March 31, 2009, December 31, 2009 and March 31, 2010, respectively	749,381	888,541	799,106
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 1.13% at March 31, 2009	650,000	—	—
Term federal funds purchased, with weighted average interest rates of 0.97%, 0.19% and 0.18% at March 31, 2009, December 31, 2009 and March 31, 2010, respectively	105,500	505,000	730,000
Federal Reserve Bank Term Borrowings, with weighted average interest rate of 0.25% at March 31, 2009	3,000,000	—	—
All other borrowed, with weighted average interest rates of 1.67%, 1.75% and 0.74% at March 31, 2009, December 31, 2009 and March 31, 2010, respectively	106,405	86,934	103,617

Total borrowed funds	$4,931,662	$1,630,928	$2,208,391

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt, medium-term note payable, and long-term subordinated debt:

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010
Medium-Term senior debt:
Fixed rate Federal Home Loan Bank Advances. These notes bear a combined weighted average rate of 2.42% at March 31, 2009, 2.93% at December 31, 2009 and 2.62% at March 31, 2010	$2,901,000	$2,001,000	$2,501,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 1.40% at March 31, 2009, 0.33% at December 31, 2009, and 0.34% at March 31, 2010	500,000	500,000	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 1.52% at March 31, 2009, 0.45% at December 31, 2009 and 0.46% at March 31, 2010	500,000	500,000	500,000
Medium-Term note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	—	—	7,853
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	445,167	434,362	431,008
Fixed rate 5.95% notes due May 2016	794,764	776,822	771,118

Total medium- and long-term debt	$5,140,931	$4,212,184	$4,710,979

        As of March 31, 2009, December 31, 2009 and March 31, 2010, the Company had pledged loans and securities of $40.5 billion, $38.0 billion, and $35.9 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and Federal Home Loan Bank.

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

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments

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

  Level 3: Valuations are based on at least one significant unobservable input that is supported by little or no market activity and is significant to the fair value measurement. Values are determined using pricing models and discounted cash flow models that include management judgment and estimation, which may be significant.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. If no market prices or broker quotes are available, external pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. Level 1 measured securities include U.S. government and agency securities. Level 2 measured securities include residential mortgage-backed securities and certain asset-backed securities.

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

  Private Equity and Community Reinvestment Act (CRA) Investments:    Private equity and CRA investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  the investments was estimated using the NAV of the fund or based on the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity and CRA investment measurements are generally classified as Level 3.

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

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, December 31, 2009 and March 31, 2010, by major category and by valuation hierarchy level.

	March 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets	$48,275	$1,167,710	$—	$(57,858)	$1,158,127
Securities available for sale	826,652	6,718,060	4,731	—	7,549,443
Other assets(2)	—	130,045	—	(47,475)	82,570

Total assets	$874,927	$8,015,815	$4,731	$(105,333)	$8,790,140

Liabilities
Trading account liabilities	$21,126	$1,049,312	$—	$(105,333)	$965,105

Total liabilities	$21,126	$1,049,312	$—	$(105,333)	$965,105

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$15,430	$—	$—	$—	$15,430
Other U.S. government	28,649	—	—	—	28,649
State and municipal	—	24,878	—	—	24,878
Commercial paper	—	74,594	—	—	74,594
Derivative contracts	1,453	648,227	—	(67,583)	582,097

Total trading account assets	45,532	747,699	—	(67,583)	725,648
Securities available for sale:
U.S. Treasury	299,677	—	—	—	299,677
Other U.S. government	12,277,418	—	—	—	12,277,418
Residential mortgage-backed securities—agency	—	9,362,123	—	—	9,362,123
Residential mortgage-backed securities—non-agency	—	391,439	—	—	391,439
State and municipal	—	39,637	5,459	—	45,096
Asset-backed and debt securities	—	108,135	—	—	108,135
Equity securities	73,522	—	1,419	—	74,941

Total securities available for sale	12,650,617	9,901,334	6,878	—	22,558,829
Other assets(2)	—	97,186	—	(68,302)	28,884

Total assets	$12,696,149	$10,746,219	$6,878	$(135,885)	$23,313,361

Liabilities
Trading account liabilities:
Derivatives	$1,978	$630,951	$—	$(101,958)	$530,971
Securities sold, not yet purchased	7,923	—	—	—	7,923

Total trading account liabilities	9,901	630,951	—	(101,958)	538,894
Other liabilities(2)	—	12,164	—	(9,927)	2,237

Total liabilities	$9,901	$643,115	$—	$(111,885)	$541,131

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
(2)
Other assets and liabilities include nontrading derivatives.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$54,380	$—	$—	$—	$54,380
Other U.S. government	55,627	—	—	—	55,627
State and municipal	—	17,697	—	—	17,697
Commercial paper	—	47,295	—	—	47,295
Foreign exchange derivative contracts	613	27,290	—	(5,469)	22,434
Energy derivative contracts	—	208,992	—	(57,459)	151,533
Interest rate derivative contracts	100	474,916	—	(12,250)	462,766
Equity derivative contracts	—	19,123	—	(560)	18,563

Total trading account assets	110,720	795,313	—	(75,738)	830,295
Securities available for sale:
U.S. Treasury	299,864	—	—	—	299,864
Other U.S. government	13,039,282	—	—	—	13,039,282
Residential mortgage-backed securities—agency	—	8,212,948	—	—	8,212,948
Residential mortgage-backed securities—non-agency	—	367,842	—	—	367,842
State and municipal	—	38,838	6,756	—	45,594
Asset-backed and debt securities	—	110,250	—	—	110,250
Equity securities	87,516	—	1,426	—	88,942

Total securities available for sale	13,426,662	8,729,878	8,182	—	22,164,722
Other assets:
Interest rate hedging contracts	—	29,989	—	(12,683)	17,306

Total other assets	—	29,989	—	(12,683)	17,306

Total assets	$13,537,382	$9,555,180	$8,182	$(88,421)	$23,012,323

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$674	$45,247	$—	$(9,145)	$36,776
Energy derivative contracts	—	209,011	—	(39,287)	169,724
Interest rate derivative contracts	893	447,208	—	(33,496)	414,605
Equity derivative contracts	—	19,123	—	—	19,123
Securities sold, not yet purchased	96,585	—	—	—	96,585

Total trading account liabilities	98,152	720,589	—	(81,928)	736,813
Other liabilities:
Interest rate hedging contracts	—	—	—	—	—

Total other liabilities	—	—	—	—	—

Total liabilities	$98,152	$720,589	$—	$(81,928)	$736,813

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2010. Level 3 available for sale securities primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2010
Balance, beginning of period	$1,203,092	$6,878
Total gains/(losses) (realized/unrealized):
Included in income before taxes	20	—
Included in other comprehensive income (loss)	(54,749)	7
Purchases, sales, issuances and settlements	126	1,297
Transfers in (out) Level 3(1)	(1,143,758)	—

Balance, end of period	$4,731	$8,182

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not measured at fair value on a recurring basis and therefore are not subject to this fair value disclosure requirement.

        There were no transfers in or out of the Level 1 and 2 valuation hierarchies during the first quarter of 2010.

  Fair Value Measurement on a Nonrecurring Basis

        Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2009, December 31, 2009, and March 31, 2010 that were still held on the condensed consolidated balance sheet as of the respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	March 31, 2009
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended March 31, 2009
Loans	$178,859	$—	$—	$178,859	$(40,290)
Other Assets	14,959	—	—	14,959	(3,404)

Total	$193,818	$—	$—	$193,818	$(43,694)

	March 31, 2010
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended March 31, 2010
Loans:
Impaired Loans	$614,901	$—	$—	$614,901	$(14,767)
Other Assets:
OREO	8,374	—	—	8,374	(1,046)
Private Equity Investments	4,852	—	—	4,852	(1,762)

Total	$628,127	$—	$—	$628,127	$(17,575)

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

        Other assets consist of private equity investments that were written down to fair value due to impairment, and OREO that was measured at the lower of cost or fair value. The fair value of OREO was primarily based on independent appraisals.

        Private equity investments with a total fair value of $4.9 million at March 31, 2010 relate to one fund that invests in bank loans, distressed debt, stressed high yield debt, mezzanine investments and public equities. The fair value of these investments was estimated using NAV. Generally, these investments cannot be redeemed with the funds and the return of invested capital and its gains are derived from distributions received upon the liquidation of the underlying assets of the fund. It is estimated that the underlying assets of the fund would be liquidated within a 10-year period and the Company does not plan to sell any of these investments at this time. There was no unfunded commitment related to this investment included in the above nonrecurring fair value table at March 31, 2010.

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

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2009 and March 31, 2010.

	December 31, 2009		March 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$1,227,718	$1,457,558	$1,247,561	$1,500,746
Loans, net of allowance for loan losses(1)	45,222,765	44,924,749	44,677,956	44,429,098
Liabilities
Interest bearing deposits	53,958,664	53,969,991	52,192,332	52,218,554
Other borrowed funds	591,934	591,953	833,617	833,617
Medium- and long-term debt	4,212,184	4,180,328	4,710,979	4,690,838
Junior subordinated debt payable to subsidiary grantor trust	13,527	13,076	13,444	14,233
Off-Balance Sheet Instruments
Commitments to extend credit	122,986	122,986	116,779	116,779
Standby and commercial letters of credit	5,772	5,772	5,011	5,011

(1)
Excludes lease financing, net of related allowance.

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        The tables below present the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the condensed consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments under US GAAP and all other derivative instruments as of March 31, 2009, December 31, 2009 and March 31, 2010.

	March 31, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$5,000,000	Other assets	$130,045	Other liabilities	$—

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$4,108,972	Trading account assets	$84,712	Trading account liabilities	$59,238
Energy contracts	3,214,646	Trading account assets	368,292	Trading account liabilities	367,491
Interest rate contracts	23,304,525	Trading account assets	649,688	Trading account liabilities	618,880
Equity contracts	53,910	Trading account assets	1,900	Trading account liabilities	1,900
Other contracts	6,466	Other assets	157	Other liabilities	(1,080)

Total derivatives not designated as hedging instruments under US GAAP:	$30,688,519		$1,104,749		$1,046,429

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	December 31, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$8,800,000	Other assets	$97,186	Other liabilities	$12,164

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$2,701,925	Trading account assets	$22,398	Trading account liabilities	$27,097
Energy contracts	3,405,389	Trading account assets	166,395	Trading account liabilities	167,640
Interest rate contracts	25,226,564	Trading account assets	446,756	Trading account liabilities	424,060
Equity contracts	254,372	Trading account assets	14,133	Trading account liabilities	14,133
Other contracts	5,350	Other assets	389	Other liabilities	(848)

Total derivatives not designated as hedging instruments under US GAAP	$31,593,600		$650,071		$632,082

	March 31, 2010
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$4,000,000	Other assets	$29,989	Other liabilities	$—

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$2,527,780	Trading account assets	$27,903	Trading account liabilities	$45,921
Energy contracts	3,445,900	Trading account assets	208,992	Trading account liabilities	209,011
Interest rate contracts	25,727,337	Trading account assets	475,016	Trading account liabilities	448,101
Equity contracts	433,378	Trading account assets	19,123	Trading account liabilities	19,123
Other contracts	5,163	Other assets	462	Other liabilities	(775)

Total derivatives not designated as hedging instruments under US GAAP	$32,139,558		$731,496		$721,381

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.
(2)
The fair value includes unamortized premium of $7.7 million, $3.0 million and $6.7 million related to terminated contracts at March 31, 2009, December 31, 2009 and March 31, 2010, respectively.

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At March 31, 2010, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $57.6 million. The Company had pledged securities (including accrued interest) of $41.8 million for collateral in the normal course of business. If all of the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2010, the Company would have been required to provide additional collateral of $15.8 million to settle these contracts.

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At March 31, 2010, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 3.0 years.

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

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. Based upon amounts included in accumulated other comprehensive income at March 31, 2010, the Company expects to realize approximately $14.0 million in net interest income during the twelve months ending March 31, 2011. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following tables present the amount and location of the net gains and losses recorded in the Company's condensed consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three months ended March 31, 2009 and March 31, 2010.

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

	For the Three Months Ended March 31, 2010
				Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(Dollars in thousands)		Location	Amount	Location	Amount
Derivatives in Cash Flow Hedging Relationships
		Interest Income	$20,116
Interest rate contracts	$(1,897)	Interest Expense	—	Noninterest Expense	$(6)

Total	$(1,897)		$20,116		$(6)

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

        The Company offers market-linked certificates of deposit, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to the S&P 500, the Dow Jones UBS Commodity Index or a currency-linked index. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter call option. Both the embedded derivative and call option are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The Company has a limited portfolio of market path CDs, which provide the current CD holders with a return tied to the respective index. The Company engages in an economic hedging strategy in which the interest paid based on the respective index is exchanged for a fixed rate of interest. The Company accounts for

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

the derivative embedded in the market path CD separately at fair value. A total return swap that encompasses the value of a series of options that had individually hedged each CD is recorded at fair value. The fair value of the embedded derivative and the hedge instrument are recorded in other assets and other liabilities and the changes in the fair value of the embedded derivative and the hedge instrument are recognized as interest expense.

        The following table presents the amount and location of the net gains and losses reported in the condensed consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the three months ended March 31, 2009 and March 31, 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2010
(Dollars in thousands)	Location	Amount	Amount
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$4,557	$2,441
Foreign exchange contracts	Trading account activities	8,071	8,919
Energy contracts	Trading account activities	4,335	2,284
Equity contracts	Trading account activities	427	2,941
Other contracts	Interest expense	(38)	(24)

Total		$17,352	$16,561

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$6,982	$(2,743)	$4,239
Less: accretion of fair value adjustment	3,765	(1,441)	2,324
Less: reclassification adjustment for net gains on hedges included in net income	(32,112)	12,577	(19,535)

Net change in unrealized gains on hedges	(21,365)	8,393	(12,972)

Securities:
Unrealized holding gains arising during the period on securities available for sale	16,737	(6,576)	10,161
Less: accretion of fair value adjustment on securities available for sale	(6,787)	2,666	(4,121)
Less: accretion of net unrealized losses on held to maturity securities	7,330	(2,880)	4,450

Net change in unrealized losses on securities	17,280	(6,790)	10,490

Foreign currency translation adjustment	(692)	272	(420)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(16)	6	(10)
Amortization of transition amount	328	(129)	199
Recognized net actuarial loss	6,074	(2,386)	3,688

Net change in pension and other benefits	6,386	(2,509)	3,877

Net change in accumulated other comprehensive loss	$1,609	$(634)	$975

For the Three Months Ended March 31, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(1,897)	$746	$(1,151)
Less: accretion of fair value adjustment	1,073	(422)	651
Less: Reclassification adjustment for net gains on hedges included in net income	(21,189)	8,325	(12,864)

Net change in unrealized gains on hedges	(22,013)	8,649	(13,364)

Securities:
Unrealized holding gains arising during the period on securities available for sale	112,088	(44,040)	68,048
Reclassification adjustment for net gains on securities available for sale included in net income	(33,900)	13,319	(20,581)
Less: accretion of fair value adjustment on securities available for sale	(104)	41	(63)
Less: accretion of fair value adjustment on held to maturity securities	(6,471)	2,543	(3,928)
Less: accretion of net unrealized losses on held to maturity securities	22,757	(8,941)	13,816

Net change in unrealized losses on securities	94,370	(37,078)	57,292

Foreign currency translation adjustment	883	(347)	536

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(16)	6	(10)
Amortization of transition amount	328	(129)	199
Recognized net actuarial loss	4,758	(1,007)	3,751

Net change in pension and other benefits	5,070	(1,130)	3,940

Net change in accumulated other comprehensive loss	$78,310	$(29,906)	$48,404

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the period	(12,972)	10,490	(420)	3,877	975

Balance, March 31, 2009	$60,336	$(342,220)	$(1,533)	$(527,459)	$(810,876)

Balance, December 31, 2009	$19,298	$(296,309)	$263	$(374,114)	$(650,862)
Change during the period	(13,364)	57,292	536	3,940	48,404

Balance, March 31, 2010	$5,934	$(239,017)	$799	$(370,174)	$(602,458)

Note 16—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	March 31, 2010
Commitments to extend credit	$21,712,125
Standby letters of credit	4,651,352
Commercial letters of credit	48,493
Risk participations in bankers' acceptances	305
Commitments to fund principal investments	92,417
Commitments to fund LIHC investments	176,344
Commitments to fund CLO securities	9,663

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2010, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $5.0 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of March 31, 2010, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $192.2 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $6.8 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company's LIHC investments that were consolidated, refer to Note 7 in these condensed consolidated financial statements.

        The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of March 31, 2010, we had no exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1,699 million at March 31, 2010. The market value of the associated collateral was $1,746 million at March 31, 2010. As of March 31, 2010, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeds the securities lent.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2010, the maximum exposure to loss under these contracts totaled $44.1 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at March 31, 2010, the Company had a maximum exposure to loss under these contracts with a low, moderate, and high risk of payment exposure of $8.3 million, $24.4 million, and $11.4 million, respectively. At March 31, 2010, the Company maintained a reserve of $2.4 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa). Visa's bylaws obligate its members to indemnify Visa for losses in connection with the settlement of certain antitrust lawsuits. The Company's indemnification obligation is limited to its proportionate share. The Company had a liability of $4.2 million both in December 31, 2009 and March 31, 2010, representing the estimated fair value of the Company's obligations under the indemnity provisions. The $4.2 million liability represents the Company's estimate of the fair value of its proportionate share of the sum of Visa's remaining amount owed to American Express under the previously executed settlement agreement plus the Company's estimate of Visa's future settlements under pending lawsuits, after subtracting the balance in Visa's escrow account. The Company's maximum exposure to loss for the remaining pending Visa antitrust lawsuits is not determinable, as it is dependent on the outcome of the litigation, but any loss will be proportionate to the Company's ownership interest in Visa. At March 31, 2010, the risk that the Company would be required to pay as a result of this guarantee is considered to be low, based on Visa's continued cash funding of the escrow account to pay its antitrust lawsuit settlements.

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

Note 17—Business Segments

        As a result of a corporate reorganization in the fourth quarter of 2009, the Company reevaluated its business segments. Under the new organizational structure, the Company has three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Corporate Banking Group and Pacific Rim Corporate Group segments have been aggregated together. The Company has two reportable business segments: Retail Banking and Corporate Banking.

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking". The Company's new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with the privatization transaction previously were included in the Company's segment results. To align with the chief operating

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

decision maker's view of these segments, the Company has adjusted the 2009 reportable business segment results to exclude privatization-related goodwill, intangible assets, and related amortization/accretion from the reportable business segment results and included such amounts in "Other."

  •
  Retail Banking offers a range of banking products and services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western U.S and telephone and internet access 24-hours-a-day. These products offered include mortgages, home equity lines of credit, consumer and commercial loans, and deposit accounts.

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

        The information in the table is derived from the internal management reporting system used by management to measure the performance of the individual segments and the Company overall. The management reporting system assigns balance sheet and income statement items to each operating segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2010, the Company refined its transfer pricing methodology with respect to reference rates for deposits and to include additional assumptions about liquidity premiums, benefits granted for eligible loan collateral and charges for collateral requirements on deposits. Noninterest income and expense directly attributable to an operating segment are assigned to that operating segment. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to an operating segment based on a predetermined percentage of usage. Under the Company's RAROC methodology, credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

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

        The business segment results for prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and the market view contribution.

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$190,443	$243,032	$292,838	$384,641
Noninterest income (expense)	67,320	65,952	115,016	117,915

Total revenue	257,763	308,984	407,854	502,556
Noninterest expense (income)	203,018	214,077	217,855	244,558
Credit expense (income)	7,438	6,613	69,084	79,899

Income (loss) before income taxes and including noncontrolling interests	47,307	88,294	120,915	178,099
Income tax expense (benefit)	18,497	34,523	25,693	47,116

Net income (loss) including noncontrolling interests	28,810	53,771	95,222	130,983
Less: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$28,810	$53,771	$95,222	$130,983

Total assets, end of period—Market View (dollars in millions):	$21,679	$22,567	$35,007	$32,594

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2009	2010	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$87,453	$(35,551)	$(10,731)	$(17,769)	$560,003	$574,353
Noninterest income (expense)	3,072	38,557	(10,692)	(12,519)	174,716	209,905

Total revenue	90,525	3,006	(21,423)	(30,288)	734,719	784,258
Noninterest expense (income)	109,552	76,510	(9,042)	(10,573)	521,383	524,572
Credit expense (income)	172,675	83,620	(197)	(132)	249,000	170,000

Income (loss) before income taxes and including noncontrolling interests	(191,702)	(157,124)	(12,184)	(19,583)	(35,664)	89,686
Income tax expense (benefit)	(65,282)	(58,581)	(4,764)	(7,657)	(25,856)	15,401

Net income (loss) including noncontrolling interests	(126,420)	(98,543)	(7,420)	(11,926)	(9,808)	74,285
Less: Net loss from noncontrolling interests	—	(3,059)	—	—	—	(3,059)

Net income (loss) attributable to UNBC	$(126,420)	$(95,484)	$(7,420)	$(11,926)	$(9,808)	$77,344

Total assets, end of period—Market View (dollars in millions):	$13,572	$32,225	$(1,533)	$(1,915)	$68,725	$85,471

Note 18—Subsequent Events

  Tamalpais Bank

        On April 16, 2010, the Bank entered into a Purchase and Assumption Agreement (Tamalpais Agreement) with the Federal Deposit Insurance Corporation (FDIC) as receiver of Tamalpais Bank of San Rafael, California to purchase certain assets and assume certain deposits and other liabilities of Tamalpais Bank.

        Of the approximately $0.6 billion in total assets acquired, the Bank acquired approximately $0.5 billion in loans and other real estate owned which are covered under a loss share agreement with the FDIC. The Bank also assumed more than $0.4 billion in deposits. These amounts are estimates, subject to adjustment based upon final settlement with the FDIC. Certain of the assumed deposits were acquired at a premium of 2 percent and the assets were acquired at a discount to Tamalpais Bank's book value of 10 percent.

        During the second quarter of 2010, the Bank will record the purchased assets and assumed liabilities at fair value. Due to substantial effort required to estimate the fair values of the assets purchased and liabilities assumed, the contingencies resulting from the acquisition, and various other calculations, the accounting for the acquisition is not complete at the time the accompanying financial statements are filed. Until the fair values are established, any gain or goodwill to be recognized during the second quarter of 2010 resulting from the acquisition cannot be calculated.

        The Tamalpais Agreement only covers designated assets and liabilities of Tamalpais Bank. None of the assets, liabilities or common stock of Tamalpais Bank's former parent company, Tamalpais Bancorp, were purchased or assumed by the Bank.

UnionBanCal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 18—Subsequent Events (Continued)

  Frontier Bank

        On April 30, 2010, the Bank entered into a Purchase and Assumption Agreement (Frontier Agreement) with the FDIC as receiver of Frontier Bank of Everett, Washington to purchase certain assets and assume certain deposit and other liabilities of Frontier Bank.

        Of the approximately $3.2 billion in assets acquired, the Bank acquired approximately $2.8 billion in loans and other real estate owned which are covered under a loss share agreement with the FDIC. The Bank also assumed approximately $2.5 billion in deposits. These amounts are estimates, subject to adjustment based upon final settlement with the FDIC. The deposits were acquired without a premium and the assets were acquired at a discount to Frontier Bank's book value of 11 percent.

        During the second quarter of 2010, the Bank will record the purchased assets and assumed liabilities at fair value. Due to substantial effort required to estimate the fair values of the assets purchased and liabilities assumed, the contingencies resulting from the acquisition, and various other calculations, the accounting for the acquisition is not complete at the time the accompanying financial statements are filed. Until the fair values are established, any gain or goodwill to be recognized during the second quarter of 2010 resulting from the acquisition cannot be calculated.

        The Frontier Agreement only covers designated assets and liabilities of Frontier Bank. None of the assets, liabilities or common stock of Frontier Bank's former parent company, Frontier Financial Corporation, were purchased or assumed by the Bank.

  Additional Subsequent Event Review

        In addition to the subsequent events listed above, the Company has evaluated the potential disclosure of subsequent events through the filing date of this Form 10-Q and has determined that there are no additional subsequent events required to be disclosed.

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

        Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended March 31, 2010 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their condensed consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas as well as nationally and internationally. We had consolidated assets of $85.5 billion at March 31, 2010.

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

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2010 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        In 2008 and 2009, the U.S. and global economies experienced a serious recession and unprecedented volatility in the financial markets, and there was significant deterioration in sectors of the U.S consumer and business economy, all of which continue to present challenges for the banking and financial services industry.

        Our sources of revenue are net interest income (predominantly from loans and deposits, and also from investment securities and other funding sources) and noninterest income. For the first quarter of 2010, total revenue was comprised of 73 percent net interest income and 27 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that impact our revenue sources.

        Our primary sources of liquidity are core deposits and wholesale funding. Core deposits consist of total deposits, excluding brokered deposits and time deposits of $100,000 and over. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse situations.

  Performance Highlights

        In the first quarter of 2010, our net interest income (on a taxable-equivalent basis) increased 3 percent from the first quarter of 2009 to $576.8 million, primarily due to lower rates paid on interest bearing liabilities, investment securities growth, and purchase price accounting accretions related to our privatization, partially offset by lower yields on earning assets. However, our net interest margin of 2.95 percent contracted 84 basis points compared to the same period last year, primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in our average interest bearing deposit liabilities, which was primarily used to invest in lower yielding U.S. government securities and interest bearing deposits in banks.

        In the first quarter of 2010, our noninterest income of $209.9 million increased 20 percent from the first quarter of 2009, primarily due to a gain of $35.2 million on the sale of agency mortgage-backed securities. In the first quarter of 2010, our noninterest expense of $524.6 million was relatively flat compared to the first quarter of 2009.

        Our effective tax rate was 17.2 percent in the first quarter of 2010, compared to (72.5) percent in the first quarter of 2009. The change in the effective tax rate was primarily due to pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits and state income taxes.

  Balance Sheet Highlights

        Our total assets at March 31, 2010 of $85.5 billion grew $16.7 billion, or 24 percent, from March 31, 2009 primarily due to higher securities balances. Our stockholder's equity of $9.7 billion at March 31, 2010 grew $2.2 billion from March 31, 2009 primarily due to a $2.0 billion capital contribution from BTMU in September 2009.

        In first quarter of 2010, our average total loans decreased 6 percent from the first quarter of 2009 to $46.8 billion. This decrease was primarily in the construction and commercial, financial and industrial sectors, due to tighter underwriting standards, proactive portfolio management, and a decrease in loan demand.

        In the first quarter of 2010, our average total deposits increased 45 percent to $67.8 billion compared to the first quarter of 2009. In the first quarter of 2010, our average noninterest bearing deposits increased 15 percent to $14.4 billion compared to the first quarter of 2009. In the first quarter of 2010, our average interest bearing deposits increased by 57 percent to $53.5 billion compared to the first quarter of 2009. These increases reflect the results of targeted retail and corporate deposit-gathering marketing initiatives throughout Union Bank, including a new industry strategy targeting retail brokerage firm clients and other long standing industry markets, as well as significant growth in money market account deposits from state and local governments, and institutional escrow clients. Average noninterest bearing deposits represented 21 percent of average total deposits in the first quarter of 2010, compared to 27 percent in the first quarter of 2009. The annualized average all-in-cost of funds improved to 0.62 percent in the first quarter of 2010, compared to 1.03 percent in the first quarter of 2009.

  Credit Quality

        During the first quarter of 2010, we provided $165 million for our allowances for credit losses compared to $275 million in the first quarter of 2009. The decrease was primarily attributable to a decrease in criticized assets and commitments and lower loss content in our nonaccrual loans, partially offset by higher loss content in the residential mortgage and consumer loan portfolios during the first quarter of 2010 versus an increase in criticized assets and commitments during the first quarter of 2009. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $835 million, $1.4 billion and $1.5 billion at March 31, 2009, December 31, 2009 and March 31, 2010, respectively. The increase in nonperforming assets resulted from weak economic conditions which drove higher levels of nonaccrual loans primarily in our commercial mortgage and residential mortgage portfolios. Net charge offs were $116 million, $95 million and $119 million in first quarter 2009, fourth quarter 2009 and first quarter 2010, respectively.

        At March 31, 2009, December 31, 2009 and March 31, 2010, our allowances for credit losses as a percent of total loans were 2.07 percent, 3.25 percent and 3.38 percent, respectively. At March 31, 2009, December 31, 2009 and March 31, 2010, our allowances for credit losses as a percent of nonaccrual loans were 126 percent, 116 percent and 111 percent, respectively. At March 31, 2009, December 31, 2009 and March 31, 2010, our allowance for loan losses as a percent of total loans was 1.76 percent, 2.87 percent and 3.01 percent, respectively. At March 31, 2009, December 31, 2009 and March 31, 2010, our allowance for loan losses as a percent of nonaccrual loans was 107 percent, 103 percent and 99 percent, respectively.

  Subsequent Events

        See our discussion of subsequent events in Note 18 to our condensed consolidated financial statements in this Form 10-Q regarding Tamalpais Bank and Frontier Bank.

Critical Accounting Estimates

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments.

        Our most significant estimates are approved by our Risk & Capital Committee, which is comprised of selected senior officers of the Bank. For each financial reporting period, a review of these estimates is presented to and discussed with the Audit & Finance Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Policies and our significant accounting policies are discussed in detail in our 2009 Form 10-K filed with the Securities and Exchange Commission (the SEC). There have been no material changes to these critical accounting estimates during the three months ended March 31, 2010.

 Financial Performance

Summary of Financial Performance

			Increase (Decrease)
	For the Three Months Ended March 31,
			2010 versus 2009
(Dollars in thousands)	2009	2010	Amount	Percent
Results of Operations
Net interest income(1)	$560,003	$574,353	$14,350	2.6%
Noninterest income
Service charges on deposit accounts	71,322	66,140	(5,182)	(7.3)
Securities gains, net	—	33,893	33,893	nm
Trust and investment management fees	33,907	31,420	(2,487)	(7.3)
Other noninterest income	69,487	78,452	8,965	12.9

Total noninterest income	174,716	209,905	35,189	20.1

Total revenue	734,719	784,258	49,539	6.7
Provision for loan losses	249,000	170,000	(79,000)	(31.7)
Noninterest expense
Salaries and other compensation	188,223	224,400	36,177	19.2
Employee benefits	55,340	55,186	(154)	(0.3)

Salaries and employee benefits	243,563	279,586	36,023	14.8
Intangible asset amortization	40,887	31,793	(9,094)	(22.2)
Regulatory agencies	17,938	29,848	11,910	66.4
Outside services	18,834	22,785	3,951	21.0
Low income housing credit investment amortization	10,166	13,526	3,360	33.1
(Reversal of) provision for losses on off-balance sheet commitments	26,000	(5,000)	(31,000)	nm
Expenses related to consolidated VIEs	—	5,039	5,039	nm
Privatization-related expense	26,819	5,153	(21,666)	(80.8)
Other noninterest expense	137,176	141,842	4,666	3.4

Total noninterest expense	521,383	524,572	3,189	0.6

Income (loss) before income taxes and including noncontrolling interest	(35,664)	89,686	125,350	nm
Income tax expense (benefit)	(25,856)	15,401	41,257	nm

Net Income (Loss) including Noncontrolling Interests	(9,808)	74,285	84,093	nm
Less: Net loss from noncontrolling interests	—	(3,059)	(3,059)	nm

Net Income (Loss) attributable to UNBC	$(9,808)	$77,344	$87,152	nm %

(1)
Net interest income does not include any adjustments for fully taxable equivalence.
nm
= not meaningful

        The primary contributors to our financial performance for the first quarter of 2010 compared to the first quarter of 2009 are presented below.

  •
  We provided a total of $165 million for credit losses ($170 million for loan losses and a $5 million reversal for losses on off-balance sheet commitments) in the first quarter of 2010, compared to a total of $275 million provision for credit losses in the first quarter of 2009 ($249 million for loan losses and $26 million for losses on off-balance sheet commitments). The provision decreases were primarily due to a decrease in criticized assets and commitments and lower loss content in our nonaccrual loans, partially offset by higher loss content in the residential mortgage and consumer loan portfolios during the first quarter of 2010 versus an increase in criticized assets and commitments during the first quarter of 2009.

  •
  Our net interest income was favorably influenced by higher volumes in our securities and interest-bearing deposits in banks, as well as by lower average rates on our interest bearing liabilities. Additionally, net interest income increased due to the accretion of fair value adjustments on loans and securities related to our privatization. Partly offsetting these positive influences to our net interest income were lower average yields on our earning assets and higher level of interest bearing liabilities. Our net interest margin of 2.95 percent contracted 84 basis points compared to the same period last year primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in our average interest bearing deposit liabilities, which was primarily used to invest in lower yielding U.S. government securities and interest bearing deposits in banks (see discussion under "Net Interest Income").

        The increase in our noninterest income was due to several factors:

    —
    Securities gains increased primarily due to a $35.2 million gain on the sale of mortgage-backed securities;

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from a change in overdraft fee pricing and changes in customer behavior; and

    —
    Trust and investment management fees were lower primarily due to a decline in mutual fund revenues. This decline reflects lower fees charged on certain of our managed assets, while our average managed assets were relatively unchanged.

        The increase in our noninterest expense was due to several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries and higher incentive compensation accruals;

    —
    Regulatory agency expenses increased as a result of higher FDIC deposit insurance assessment rates, which increased from the first quarter of 2009 and higher deposit balances;

    —
    Expenses related to consolidated VIEs increased $5.0 million, as the result of the adoption of a new accounting standard; partially offset by

    —
    Provision for losses on off-balance sheet commitments decreased $31.0 million; and

    —
    Expenses related to our privatization transaction included a $9.1 million decrease in amortization of intangibles and a decrease in other privatization related costs of $21.7 million, primarily due to higher amortization of bridge award compensation for the first quarter of 2009.

Net Interest Income

        The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	March 31, 2009			March 31, 2010					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$18,503,965	$193,787	4.25%	$14,954,956	$161,889	4.39%	$(3,549,009)	(19)%	$(31,898)	(16)%
Construction	2,733,630	19,261	2.86	2,308,856	16,890	2.97	(424,774)	(16)	(2,371)	(12)
Residential mortgage	15,923,191	234,438	5.89	16,784,420	227,489	5.42	861,229	5	(6,949)	(3)
Commercial mortgage	8,253,324	102,389	4.96	8,234,255	86,393	4.20	(19,069)	(0)	(15,996)	(16)
Consumer	3,722,252	46,539	5.07	3,915,724	42,809	4.43	193,472	5	(3,730)	(8)
Lease financing	652,684	7,653	4.69	649,312	6,181	3.81	(3,372)	(1)	(1,472)	(19)

Total Loans	49,789,046	604,067	4.88	46,847,523	541,651	4.65	(2,941,523)	(6)	(62,416)	(10)
Securities—taxable	8,319,754	102,256	4.92	23,504,338	142,774	2.43	15,184,584	nm	40,518	40
Securities—tax-exempt	50,417	1,025	8.13	42,327	885	8.37	(8,090)	(16)	(140)	(14)
Interest bearing deposits in banks	4,220	900	0.48	6,596,843	4,055	0.25	6,592,623	nm	3,155	nm
Federal funds sold and securities purchased under resale agreements	196,567	141	0.29	461,098	119	0.10	264,531	nm	(22)	(16)
Trading account assets	1,266,203	158	0.05	859,727	860	0.41	(406,476)	(32)	702	nm

Total earning assets	59,626,207	708,547	4.78	78,311,856	690,344	3.54	18,685,649	31	(18,203)	(3)

Allowance for loan losses	(708,736)			(1,407,252)			(698,516)	(99)
Cash and due from banks	2,142,198			1,205,261			(936,937)	(44)
Premises and equipment, net	674,021			673,907			(114)	(0)
Other assets	5,338,809			6,026,337			687,528	13

Total assets	$67,072,499			$84,810,109			$17,737,610	26%

Liabilities
Deposits:
Transaction accounts	$22,497,062	$61,097	1.10	$39,861,094	$63,079	0.64	$17,364,032	77%	$1,982	3
Savings and consumer time	4,367,945	15,939	1.48	5,971,776	11,945	0.81	1,603,831	37	(3,994)	(25)
Large time	7,232,767	28,002	1.57	7,621,415	10,538	0.56	388,648	5	(17,464)	(62)

Total interest bearing deposits	34,097,774	105,038	1.25	53,454,285	85,562	0.65	19,356,511	57	(19,476)	(19)

Federal funds purchased and securities sold under repurchase agreements	251,946	53	0.09	205,765	37	0.07	(46,181)	(18)	(16)	(30)
Commercial paper	721,416	1,592	0.89	576,429	240	0.17	(144,987)	(20)	(1,352)	(85)
Other borrowed funds(4)	5,083,086	11,477	0.92	713,687	1,202	0.68	(4,369,399)	(86)	(10,275)	(90)
Medium- and long-term debt	4,743,352	27,529	2.35	4,560,180	26,241	2.33	(183,172)	(4)	(1,288)	(5)
Trust notes	13,922	238	6.84	13,475	268	7.95	(447)	(3)	30	13

Total borrowed funds	10,813,722	40,889	1.53	6,069,536	27,988	1.87	(4,744,186)	(44)	(12,901)	(32)

Total interest bearing liabilities	44,911,496	145,927	1.32	59,523,821	113,550	0.77	14,612,325	33	(32,377)	(22)

Noninterest bearing deposits	12,535,399			14,383,860			1,848,461	15
Other liabilities	2,289,392			1,276,119			(1,013,273)	(44)

Total liabilities	59,736,287			75,183,800			15,447,513	26
Equity
UNBC Stockholder's equity	7,336,212			9,532,428			2,196,216	30
Noncontrolling interests	—			93,881			93,881	nm

Total equity	7,336,212			9,626,309			2,290,097	31

Total liabilities and equity	$67,072,499			$84,810,109			$17,737,610	26%

Net Interest Income/Margin
Net interest income/margin (taxable-equivalent basis)		562,620	3.79%		576,794	2.95%			14,174	3
Less: taxable-equivalent adjustment		2,617			2,441				(176)	(7)

Net interest income		$560,003			$574,353				$14,350	3%

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
nm
= not meaningful

        Net interest income in the first quarter of 2010, on a taxable-equivalent basis, increased $14.2 million, or 3 percent, compared to the first quarter of 2009. Our net interest margin in the first quarter of 2010 decreased by 84 basis points to 2.95 percent compared to the first quarter of 2009. These results were primarily due to the following:

  •
  Average earning assets increased $18.7 billion, or 31 percent, primarily due to an increase in interest-bearing deposits in banks and average investment securities. As our average interest bearing deposit liabilities grew by $19.4 billion, or 57 percent, which far outpaced our loan demand, we expanded our purchases of securities, increasing our net average securities by $15.2 billion. We also increased our average interest bearing deposits in banks by $6.6 billion, primarily relating to balances with the Federal Reserve Bank of San Francisco;

  •
  Yields on our average earning assets declined 124 basis points as a result of the decreasing interest rate environment and included the shift to lower yielding assets primarily due to a decline in loan demand;

  •
  Net interest income decreased $16.1 million due to the accretion of fair value adjustments on loans, and securities related to our privatization transaction;

  •
  Average interest bearing deposits increased $19.4 billion, or 57 percent. Average noninterest bearing deposits represented 21 percent of average total deposits in the first quarter of 2010, compared to 27 percent in the first quarter of 2009; and

  •
  In the first quarter of 2010, the annualized average all-in cost of funds was 0.62 percent, reflecting an average deposit-to-loan ratio of 145 percent and what we believe is a relatively high proportion of average noninterest bearing deposits to total deposits compared to most of our peers. In the first quarter of 2009, the annualized all-in cost of funds was 1.03 percent and our average deposit-to-loan ratio was 94 percent.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense that exceeded 1 percent of our total revenues for the three months ended March 31, 2009 and 2010.

Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2009	March 31, 2010
(Dollars in thousands)			Amount	Percent
Service charges on deposit accounts	$71,322	$66,140	$(5,182)	(7.3)%
Securities gains, net	—	33,893	33,893	nm
Trust and investment management fees	33,907	31,420	(2,487)	(7.3)
Trading account activities	22,692	21,093	(1,599)	(7.0)
Merchant banking fees	13,832	13,676	(156)	(1.1)
Card processing fees, net	7,536	8,620	1,084	14.4
Brokerage commissions and fees	8,307	8,528	221	2.7
Losses on private capital investments, net	(2,121)	(192)	1,929	(90.9)
Other	19,241	26,727	7,486	38.9

Total noninterest income	$174,716	$209,905	$35,189	20.1%

nm = not meaningful

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2009	March 31, 2010
(Dollars in thousands)			Amount	Percent
Salaries and other compensation	$188,223	$224,400	$36,177	19.2%
Employee benefits	55,340	55,186	(154)	(0.3)

Salaries and employee benefits	243,563	279,586	36,023	14.8
Net occupancy	41,921	43,380	1,459	3.5
Intangible asset amortization	40,887	31,793	(9,094)	(22.2)
Regulatory agencies	17,938	29,848	11,910	66.4
Outside services	18,834	22,785	3,951	21.0
Professional services	15,938	16,361	423	2.7
Equipment	15,413	15,811	398	2.6
Software	15,038	14,728	(310)	(2.1)
Low income housing credit investment amortization	10,166	13,526	3,360	33.1
Advertising and public relations	10,621	10,165	(456)	(4.3)
Communications	8,718	9,529	811	9.3
Data processing	8,575	8,110	(465)	(5.4)
Foreclosed asset expense (income)	886	(198)	(1,084)	nm
(Reversal of) provision for losses on off-balance sheet commitments	26,000	(5,000)	(31,000)	nm
Expenses related to consolidated VIEs	—	5,039	5,039	nm
Privatization-related expense	26,819	5,153	(21,666)	(80.8)
Other	20,066	23,956	3,890	19.4

Total noninterest expense	$521,383	$524,572	$3,189	0.6%

nm = not meaningful

Income Tax Expense

        Our effective tax rate in the first quarter of 2010 was 17.2 percent, compared to (72.5) percent for the first quarter of 2009. A negative effective tax rate indicates a net income tax benefit. The change in the effective tax rate was primarily due to a pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits and state income taxes.

        Our quarterly effective tax rate for the first quarters of 2009 and 2010 was computed on an individual quarterly basis.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" in our 2009 Form 10-K and Note 9 to the condensed consolidated financial statements in this Form 10-Q.

 Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) March 31, 2010 From:
				March 31, 2009		December 31, 2009
	March 31, 2009	December 31, 2009	March 31, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$17,902,431	$15,258,081	$14,870,549	$(3,031,882)	(16.9)%	$(387,532)	(2.5)%
Construction	2,781,192	2,429,009	2,151,432	(629,760)	(22.6)	(277,577)	(11.4)
Mortgage:
Residential	15,998,637	16,716,048	16,892,822	894,185	5.6	176,774	1.1
Commercial	8,233,371	8,245,778	8,248,574	15,203	0.2	2,796	0.0

Total mortgage	24,232,008	24,961,826	25,141,396	909,388	3.8	179,570	0.7
Consumer:
Installment	2,336,931	2,244,239	2,185,539	(151,392)	(6.5)	(58,700)	(2.6)
Revolving lines of credit	1,451,193	1,672,842	1,728,828	277,635	19.1	55,986	3.3

Total consumer	3,788,124	3,917,081	3,914,367	126,243	3.3	(2,714)	(0.1)
Lease financing	662,295	653,743	640,741	(21,554)	(3.3)	(13,002)	(2.0)

Total loans held for investment	49,366,050	47,219,740	46,718,485	(2,647,565)	(5.4)	(501,255)	(1.1)
Total loans held for sale	75,013	8,768	2,725	(72,288)	(96.4)	(6,043)	(68.9)

Total loans	$49,441,063	$47,228,508	$46,721,210	$(2,719,853)	(5.5)%	$(507,298)	(1.1)%

  Commercial, Financial and Industrial Loans

        Commercial, financial and industrial loans represent one of the largest categories in our loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses, with no industry concentration exceeding 10 percent of total loans.

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

        The commercial, financial and industrial loan portfolio decreases from March 31, 2009 to March 31, 2010 and from December 31, 2009 to March 31, 2010 are mainly due to a decline in the utilization rate of revolving credit lines by existing customers, our proactive portfolio management, our tighter underwriting standards, and a decline in loan demand in many sectors as a result of the difficult economic environment.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of March 31, 2010, the construction loan portfolio consisted of approximately 90 percent in the commercial income producing real estate industry and 10 percent with residential homebuilders. The construction loan portfolio decreased 23 percent from March 31, 2009 to March 31, 2010 due to declines of approximately $290 million, or 60 percent, in the homebuilder portfolio and $340 million, or 16 percent, in the income property portfolio. The income property reductions were concentrated mostly in the retail and industrial property types. The construction loan portfolio decreased 11 percent from December 31, 2009 to

March 31, 2010 due to reductions primarily in the income property portfolio that were spread across almost all property types.

        Geographically, the outstanding construction loan portfolio was concentrated 43 percent in California and 57 percent out of state as of March 31, 2010. The largest out of state concentration was 14 percent in Washington. The California outstandings are distributed as follows: 39 percent in the Los Angeles/Orange County region, including the Inland Empire, 25 percent in the San Francisco Bay Area, 15 percent in Sacramento and the Central Valley, 16 percent in San Diego, and 5 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio increased slightly from March 31, 2009 to March 31, 2010 due to continued moderate originations and a reduced rate of early loan repayments associated with the tightening of the credit markets.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At March 31, 2010, 71 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of a small amount of balloon loans and regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. However, we have loan products that allow a customer to move more quickly through the loan origination process by reducing the need to verify the income or assets of the customer. We refer to these as Portfolio Express loans. Portfolio Express loans are only available to existing clients for no-cash-out/rate and term refinance of existing residential mortgages with the Bank and eliminate the verification of both income and assets but must pass a reasonability test. "Low doc" and "no doc" (discontinued in 2008) loans comprise less than half of our residential loan portfolio, and the delinquency rates relative to the outstanding balances at March 31, 2010 were slightly higher than fully documented loans. At March 31, 2010, the total amount of "no doc" and "low doc" loans past due 30 days or more was $176.7 million, compared to $122.6 million at March 31, 2009. The total amount of residential mortgages delinquent 30 days or more was $374.7 million at March 31, 2010, compared to $242.7 million at March 31, 2009. Although delinquencies have risen since March 31, 2009 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative and as described above, programs with higher risk have been discontinued.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network, Private Banking Offices and via the internet. The increase in consumer loans from March 31, 2009 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average loan-to-value (LTV) ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $42.2 million at March 31, 2010, compared to $36.2 million at March 31, 2009. Our annual review program reviews all equity secured lines with a commitment amount of $200,000 or more and an origination date between 2004-2008, and includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure in a declining market.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At March 31, 2010, we had leveraged leases of $543.7 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of March 31 and December 31, 2009 and March 31, 2010 for Canada, the only country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
March 31, 2009 Canada	$124	$—	$813	$937
December 31, 2009 Canada	$88	$—	$837	$925
March 31, 2010 Canada	$70	$—	$789	$859

 Provision for Credit Losses

        We recorded a provision for loan losses of $249 million and $170 million in the first quarter of 2009 and 2010, respectively. We recorded a provision (reversal) for losses on off-balance sheet commitments of $26 million and ($5) million in the first quarter of 2009 and 2010, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

Allowances for Credit Losses

  Allowance Policy and Methodology

        We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Form 10-K.

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2009

        At March 31, 2010, our total allowances for credit losses were $1,579 million, which consisted of $1,408 million for loan losses and $171 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $1,281 million and $298 million of allocated and unallocated allowance, respectively. At March 31, 2010, our allowances for credit loss coverage ratios were 3.38 percent of total loans and 111 percent of total nonaccrual loans. At December 31, 2009, our total allowances for credit losses were $1,533 million, or 3.25 percent of total loans, and 116 percent of total nonaccrual loans.

        In addition, the allowances incorporate the results of measuring impairment for specifically identified impaired loans utilizing a methodology based on the present value of the remaining expected cash flows or as a practical expedient, the loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent). At March 31, 2010 and December 31, 2009, total impaired loans were $1,421 million and $1,317 million, respectively, and the associated impairment allowances were $199 million and $223 million, respectively.

        At March 31, 2010 and December 31, 2009, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $171 million and $176 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $119 million in the first quarter of 2010, compared to $116 million in the first quarter of 2009. We expect the elevated level of charge offs, which we began to experience in the latter half of 2008, to continue during the remainder of 2010.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our commercial real estate portfolio) and changes in the composition of the loan portfolio, we recorded a provision for loan losses of $170 million in the first quarter of 2010, compared to a provision for loan losses of $249 million in the first quarter of 2009. The decrease was primarily attributable to a decrease in criticized assets and lower loss content in our nonaccrual loans, partially offset by higher loss content in the residential mortgage and consumer loan portfolios during the first quarter of 2010 versus an increase in criticized assets during the first quarter of 2009.

        During the first quarter of 2010, the loss factors for certain loan portfolios were increased based on management's judgment, largely due to changes in the competitive environment and increasing concentrations of credit risk. We also increased commercial loss factors based on past loss experience over a slightly longer economic time frame. Other than the change in our loss factors, as well as for the refinement in estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors, there were no other significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses.

  Changes in the Allocated (Formula and Specific) Allowance

        At March 31, 2010, the formula allowance decreased to $1,071 million, compared to $1,110 million at December 31, 2009. The net decrease was primarily due to a decrease in criticized assets and lower loss content in the non-accrual loans, partially offset by changes in our loss factors. At March 31, 2010, the specific allowance was $210 million, compared to $232 million at December 31, 2009.

  Changes in the Unallocated Allowance

        At March 31, 2010, the unallocated allowance increased to $298 million, compared to $191 million at December 31, 2009 primarily due to the negative impact of high unemployment on residential real estate loans, the effect of continued fiscal challenges for the State of California and California local governments and the effect of commercial real estate property devaluations.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2009	2010	Amount	Percent
Balance, beginning of period	$737,767	$1,357,000	$619,233	83.9%
Loans charged off:
Commercial, financial and industrial	95,768	67,160	(28,608)	(29.9)
Construction	2,316	16,552	14,236	nm
Commercial mortgage	4,336	31,869	27,533	nm
Residential mortgage	6,053	10,276	4,223	69.8
Consumer	9,410	9,763	353	3.8

Total loans charged off	117,883	135,620	17,737	15.0

Recoveries of loans previously charged off:
Commercial, financial and industrial	1,151	13,119	11,968	nm
Construction	—	2,391	2,391	nm
Commercial mortgage	207	236	29	14
Residential mortgage	15	28	13	87
Consumer	132	435	303	nm

Total recoveries of loans previously charged off	1,505	16,209	14,704	nm

Net loans charged off	116,378	119,411	3,033	2.6
Provision for loan losses	249,000	170,000	(79,000)	(31.7)
Foreign translation adjustment and other net additions	(204)	424	628	nm

Ending balance of allowance for loan losses	$870,185	$1,408,013	$537,828	61.8%
Allowance for losses on off-balance sheet commitments	151,374	171,374	20,000	13.2

Allowances for credit losses	$1,021,559	$1,579,387	$557,828	54.6%

Allowance for loan losses to total loans(1)	1.76%	3.01%
Allowances for credit losses to total loans(2)	2.07	3.38
Provision for loan losses to net loans charged off	213.96	142.37
Net loans charged off to average loans outstanding for the period(3)	0.95	1.03

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
(3)
Annualized.

nm = not meaningful

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans that are nonperforming and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to the Consolidated Financial Statements included in the Company's 2009 Form 10-K.

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

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) March 31, 2010 From:
				March 31, 2009		December 31, 2009
	March 31, 2009	December 31, 2009	March 31, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$347,073	$335,581	$251,611	$(95,462)	(27.5)%	$(83,970)	(25.0)%
Construction	218,228	335,085	412,083	193,855	88.8	76,998	23.0
Commercial mortgage	124,772	414,429	500,632	375,860	nm	86,203	20.8
Residential mortgage	101,810	194,482	217,392	115,582	nm	22,910	11.8
Consumer	18,256	20,492	24,046	5,790	31.7	3,554	17.3
Lease financing	—	108	108	108	nm	—	—
Restructured—nonaccrual	—	16,954	15,573	15,573	nm	(1,381)	(8.1)

Total nonaccrual loans	810,139	1,317,131	1,421,445	611,306	75.5	104,314	7.9
Foreclosed assets	21,809	32,662	45,492	23,683	nm	12,830	39.3
Restructured—nonperforming	2,790	—	—	(2,790)	(100.0)	—	—

Total nonperforming assets	$834,738	$1,349,793	$1,466,937	$632,199	75.7%	$117,144	8.7%

Restructured loans that continue to accrue interest	$—	$3,811	$6,692	$6,692	nm	$2,881	75.6%

Allowance for loan losses	$870,185	$1,357,000	$1,408,013	$537,828	61.8%	$51,013	3.8%

Allowances for credit losses	$1,021,559	$1,533,374	$1,579,387	$557,828	54.6%	$46,013	3.0%

Nonaccrual loans to total loans	1.64%	2.79%	3.04%
Allowance for loan losses to nonaccrual loans(1)	107.41	103.03	99.06
Allowances for credit losses to nonaccrual loans(2)	126.10	116.42	111.11
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	1.69	2.86	3.14
Nonperforming assets to total assets	1.21	1.58	1.72

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

nm = not meaningful

        The increase in nonaccrual loans from March 31, 2009 to March 31, 2010 was primarily due to an increase in construction and commercial mortgage loans, primarily within the commercial real estate industry sector. During the first quarters of 2009 and 2010, we had $6.9 million and $34.4 million in sales of nonperforming loans, respectively. Losses from these sales were reflected in charge offs.

 Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) March 31, 2010 From:
				March 31, 2009		December 31, 2009
	March 31, 2009	December 31, 2009	March 31, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$3,262	$4,393	$3,196	$(66)	(2.0)%	$(1,197)	(27.2)%
Construction	18,421	—	4,380	(14,041)	(76.2)	4,380	nm
Mortgage:
Residential(1)	—	—	1,289	1,289	nm	1,289	nm
Commercial	1,468	413	5,726	4,258	nm	5,313	nm

Total mortgage	1,468	413	7,015	5,547	nm	6,602	nm
Consumer and other(1)	427	229	434	7	1.6	205	89.5

Total loans 90 days or more past due and still accruing	$23,578	$5,035	$15,025	$(8,553)	(36.3)	$9,990	nm

nm = not meaningful

(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At March 31, 2010, approximately 97 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our condensed consolidated financial statements included in this Form 10-Q.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. Our ALM Securities portfolio, which consists of available for sale U.S. government, state and municipal, and mortgage-backed securities held for Asset and Liability Management (ALM) purposes, totaled $22.0 billion at March 31, 2010. ALM Securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

        Our asset-backed securities primarily consist of collateralized loan obligations (CLO) securities, which are known as Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, we reclassified our CLOs from available for sale to held to maturity. We consider the held to maturity classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

        At March 31, 2010, the fair value of our CLO securities had increased by approximately $43.0 million from December 31, 2009, primarily due to an increase in liquidity in the marketplace. We estimate the fair value of our CLOs using a pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates.

        We conduct a formal review of our securities available for sale and securities held to maturity portfolios on a quarterly basis for the presence of other-than-temporary impairment (OTTI). We recognized an insignificant amount of impairment on two non-agency residential mortgage-backed securities during the first quarter of 2010. There was no observable credit quality issues present in the remaining securities available for sale portfolio at March 31, 2010. Since no observable credit quality issues were present in the CLO portfolio at March 31, 2010, we concluded that these securities were not other-than-temporarily impaired.

Analysis of Securities

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at March 31, 2010.

Securities Available For Sale

	March 31, 2010
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$299,724	0.32%	$—	—%	$—	—%	$—	—%	$299,724	0.32%
Other U.S. government	3,511,170	0.60	9,510,793	1.55	—	—	—	—	13,021,963	1.29
Residential mortgage-backed securities—agency(1)(2)	8	4.41	283,233	3.69	1,246,155	3.84	6,526,861	3.92	8,056,257	3.90
Residential mortgage-backed securities—non-agency(1)(2)	—	—	—	—	12,107	5.07	405,987	5.33	418,094	5.32
State and municipal	2,005	7.43	9,670	6.81	11,058	3.58	21,155	5.41	43,888	5.35
Asset-backed and debt securities	—	—	23,563	7.25	21,350	3.94	66,671	7.03	111,584	6.49
Equity securities(3)	—	—	—		—	—	—	—	88,521	—

Total securities available for sale	$3,812,907	0.58%	$9,827,259	1.63%	$1,290,670	3.85%	$7,020,674	4.04%	$22,040,031	2.34%

Securities Held to Maturity

	March 31, 2010
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized loan obligations	$—	—%	$15,467	3.43%	$1,399,187	1.08%	$347,614	1.01%	$1,762,268	1.09%
Foreign securities	99	0.25	—	—	—	—	—	—	99	0.25

Total securities held to maturity	$99	0.25%	$15,467	3.43%	$1,399,187	1.08%	$347,614	1.01%	$1,762,367	1.09%

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

        Our securities available for sale portfolio at March 31, 2010 included ALM Securities of $22.0 billion. These securities had an expected weighted average maturity of 2.7 years.

 Deposits

        The table below provides information on our deposits for the periods ending March 31, 2009, December 31, 2009 and March 31, 2010.

				Increase (Decrease) March 31, 2010 From 31, 2009
	March 31, 2009	December 31, 2009	March 31, 2010
(Dollars in thousands)				Amount	Percent
Interest checking	$773,744	$849,283	$1,376,854	$527,571	62%
Money market	23,054,423	39,952,337	36,572,409	(3,379,928)	(8)

Total interest bearing transaction accounts	23,828,167	40,801,620	37,949,263	(2,852,357)	(7)
Savings	2,056,676	3,716,566	4,270,607	554,041	15
Time	9,450,875	9,440,478	9,972,462	531,984	6

Total interest bearing deposits(1)	35,335,718	53,958,664	52,192,332	(1,766,332)	(3)
Noninterest bearing deposits	13,543,015	14,558,989	14,389,261	(169,728)	(1)

Total deposits	$48,878,733	$68,517,653	$66,581,593	$(1,936,060)	(3)%

(1) Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction accounts	$25,691	$5,340,452	$5,488,615	$148,163	3%
Time	637,313	979,352	901,177	(78,175)	(8)

Total brokered deposits	663,004	6,319,804	6,389,792	69,988	1
Nonbrokered deposits	34,672,714	47,638,860	45,802,540	(1,836,320)	(4)

Total interest bearing deposits	$35,335,718	$53,958,664	$52,192,332	$(1,766,332)	(3)%

Core Deposits:
Total deposits	$48,878,733	$68,517,653	$66,581,593	$(1,936,060)	(3)%
Less: Total brokered deposits	663,004	6,319,804	6,389,792	69,988	1
Less: Total nonbrokered time deposits of $100,000 and over	6,553,565	6,510,741	7,118,392	607,651	9

Total core deposits	$41,662,164	$55,687,108	$53,073,409	$(2,613,699)	(5)%

 Fair Value of Financial Instruments

        The following table reflects financial instruments measured at fair value on a recurring basis as of March 31, 2009, December 31, 2009 and March 31, 2010. For additional information on the fair value of financial instruments, see Note 13 to the condensed consolidated financial statements in this Form 10-Q.

	March 31, 2009		December 31, 2009		March 31, 2010
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$874,927	10%	$12,696,149	55%	$13,537,382	59%
Level 2	8,015,815	91	10,746,219	46	9,555,180	42
Level 3	4,731	—	6,878	—	8,182	—
Netting Adjustment(1)	(105,333)	(1)	(135,885)	(1)	(88,421)	(1)

Total	$8,790,140	100%	$23,313,361	100%	$23,012,323	100%

As a percentage of total Company assets		13%		27%		27%

Liabilities:
Level 1	$21,126	2%	$9,901	2%	$98,152	13%
Level 2	1,049,312	109	643,115	119	720,589	98
Level 3	—	—	—	—	—	—
Netting Adjustment(1)	(105,333)	(11)	(111,885)	(21)	(81,928)	(11)

Total	$965,105	100%	$541,131	100%	$736,813	100%

As a percentage of total Company liabilities		2%		1%		1%

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

        The Risk & Capital Committee (RCC), comprised of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, measure, monitor, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return direction for the Bank, and by approving the investment, derivatives and trading policies that govern the Bank's activities. The Asset Liability Management Committee (ALCO) as instructed by RCC, is responsible for the management of market risk and approves specific risk management programs to be recommended to RCC for approval, including those related to interest rate hedging, investment securities, wholesale funding and trading activities. The RCC may delegate to ALCO various decisions pertaining to market risk management as it deems appropriate.

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by RCC and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The managers of the Global Markets Division and the Capital Markets Division are responsible for operational management of price risk through the trading activities conducted in their respective divisions. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and MRM functions independently of all operating and management units.

        We have separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below. For additional information about our market risk management, please see "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Form 10-K.

  Interest Rate Risk Management (Other Than Trading)

        During the first quarter of 2010, our interest rate risk profile was proactively increased in asset sensitivity as measured by earnings at risk by the termination of positions in receive fixed swaps and floor portfolios and the repositioning of mortgage securities from longer to shorter durations and the execution of term funding. Additionally, increased deposit balances and cash holdings contributed to the asset sensitive position.

        During the first quarter of 2010, under RCC delegated authority to approve temporary changes to risk measurement, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario. This change reflects the low probability associated with rate reductions of 200 basis point in the current extremely low rate environment, and the acceptance of a scenario that better reflects historically low rate levels achieved in the past. The RCC will monitor the rate environment and will consider restoring the measure in the future when deemed appropriate.

        At March 31, 2010, Economic NII sensitivity was asset sensitive to parallel rate shifts. A +200 basis point parallel shift in rates would increase 12-month Economic NII by 2.88 percent, while a -100 bp downward shift in rates would decrease it by 2.07 percent. At December 31, 2009, a +200 basis point parallel shift in rates would increase 12-month Economic NII by 0.03 percent, while a -100 bp downward shift in rates would reduce it by 1.65 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	March 31, 2009	December 31, 2009	March 31, 2010
+200 basis points	$19.9	$0.9	$75.7
as a percentage of base case NII	0.81%	0.03%	2.88%
-100 basis points	N/A	$(44.7)	$(54.4)
as a percentage of base case NII	N/A	(1.65)%	(2.07)%

        In the case of non-parallel yield curve changes, our Economic NII will benefit from curve steepening with short-term rates dropping and long-term rates rising. Conversely, Economic NII will contract if the curve is inverted with short-term rates rising and long-term rates dropping.

  ALM Activities

        During the first quarter of 2010, the Bank increased its sensitive interest rate risk profile to position the Bank for rising rates in the future. The termination of positions in receive fixed swaps and floor portfolios, the repositioning of mortgage securities from longer to shorter durations and the execution of term funding were the main contributing factors. Additionally, increased deposit balances and cash holdings continue to contribute to the asset sensitive position. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

  ALM Securities

        At March 31, 2009 and 2010, our available for sale securities portfolio included $7.4 billion and $21.9 billion, respectively, of securities for ALM purposes. At March 31, 2010, approximately $5.4 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2010, we purchased $1.6 billion and sold $1.0 billion par value of securities, as part of our investment portfolio strategy, while $1.1 billion par value of ALM securities matured or were called.

        Based on current prepayment projections, the estimated ALM Securities portfolio's effective duration was 2.1 at March 31, 2010, compared to 1.9 at March 31, 2009. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.1 suggests an expected price decrease of approximately 2.1 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first quarter of 2010, the ALM derivatives portfolio decreased by $4.8 billion notional amount due to terminations of received fixed interest rate swaps and LIBOR floor contracts.

        The fair value of the ALM derivatives portfolio decreased primarily due to the termination of LIBOR floor contracts and the impact of a decline in interest rates on cap contracts, which benefit from the expectation of higher future interest rates. The decrease was partially offset by the termination of receive fixed interest rate swaps. For additional discussion of derivative instruments and our hedging strategies, see Note 14 to the condensed consolidated financial statements in this Form 10-Q and Note 18 to our consolidated financial statements included in our 2009 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of March 31, 2009, December 31, 2009 and March 31, 2010 and the change in fair value between December 31, 2009 and March 31, 2010.

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010	Increase (Decrease) From December 31, 2009 to March 31, 2010
Total gross notional amount of positions held for purposes other than trading:	$5,000,000	$8,800,000	$4,000,000	$(4,800,000)
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$130,045	$97,186	$29,989	$(67,197)
Gross negative fair value	—	12,164	—	(12,164)

Positive (negative) fair value of positions, net	$130,045	$85,022	$29,989	$(55,033)

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

        As of March 31, 2010, we had $25.7 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved Value-at-Risk levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of March 31, 2010, we had $3.4 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2009, December 31, 2009 and March 31, 2010 and the change in fair value between December 31, 2009 and March 31, 2010.

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010	Increase (Decrease) From December 31, 2009 to March 31, 2010
Total gross notional amount of positions held for trading purposes:
Interest rate	$23,304,525	$25,226,564	$25,727,337	$500,773
Foreign exchange(1)	3,739,319	2,407,178	2,214,354	(192,824)
Equity	53,910	254,372	433,378	179,006
Energy	3,214,646	3,405,389	3,445,900	40,511

Total	$30,312,400	$31,293,503	$31,820,969	$527,466

Fair value of positions held for trading purposes:
Gross positive fair value	$1,104,592	$649,300	$730,421	$81,121
Gross negative fair value	1,047,509	632,426	721,481	89,055

Positive fair value of positions, net	$57,083	$16,874	$8,940	$(7,934)

(1)
Excludes spot contracts with notional amounts of $0.4 billion, $0.3 billion and $0.3 billion at March 31, 2009, December 31, 2009 and March 31, 2010, respectively.

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

        The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the Bank's liquidity and contingency planning strategies and is responsible for identifying, monitoring and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. RCC and ALCO also maintain a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.

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

        In March 2010, the federal bank regulators adopted (effective May 21, 2010) an Interagency Policy Statement of Funding and Liquidity Risk Management which sets forth the regulators' supervisory expectations for all insured depository institutions for management of funding and liquidity risk. Under the guidance of this policy statement, banks are expected, among other measures, to adopt and observe sound practices for liquidity risk management, ensure oversight through the board of directors or appropriate committees, conduct regular stress testing, monitor and effectively manage collateral positions, ensure diversification in funding sources, to develop a formal contingency funding plan that clearly sets out the institution's strategies for addressing liquidity shortfalls in emergency situations and to establish a monitoring framework for contingent events by using early-warning indicators and event triggers. The Bank's Board of Directors has approved a number of measures aimed at assuring compliance with the policy statement, including a formal ALM Policy with specific governance on liquidity risk management.

        Our primary sources of liquidity are core deposits and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources and we therefore maintain these sources primarily to meet our contingency funding needs.

        Total deposits declined $1.9 billion from $68.5 billion at December 31, 2009 to $66.6 billion at March 31, 2010. The decline in deposits was partially offset by an increase in wholesale funding of $0.8 billion from $8.9 billion at December 31, 2009 to $9.7 billion at March 31, 2010.

        Core deposits, which consist of total deposits excluding brokered deposits and time deposits of $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2010, our core deposits totaled $53.1 billion, and combined with our stockholder's equity, funded 73.5 percent of our $85.5 billion in total assets. Most of the remaining funding was provided by wholesale borrowings from secured and unsecured sources of varying maturities, as follows:

  •
  The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of March 31, 2010, the Bank had $2.5 billion of borrowings outstanding with the FHLB and the Bank had a remaining combined unused borrowing capacity of $20.3 billion from the FHLB and the FRB.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. During the first quarter of 2010, capacity under repurchase agreements increased $0.6 billion from $17.1 billion at December 31, 2009 to $17.7 billion at March 31, 2010.

  •
  The Bank has a $4.0 billion unsecured Bank Note Program. As of March 31, 2010, the remaining available funding under the Bank Note Program was approximately $2.6 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program. At March 31, 2010, a total of $1.0 billion of TLG Program guaranteed debt was outstanding which consisted entirely of medium-term notes.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of March 31, 2010, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. The following table provides our credit ratings as of March 31, 2010.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	—
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$5,470,880	$7,484,516	$7,581,313
Tier 2 capital	1,781,977	1,718,807	1,720,441

Total risk-based capital	$7,252,857	$9,203,323	$9,301,754

Risk-weighted assets	$62,605,281	$63,298,173	$63,293,568

Quarterly average assets	$64,643,660	$79,226,967	$82,225,643

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$7,252,857	11.59%	$9,203,323	14.54%	$9,301,754	14.70%	≥$	5,063,485	8.0%
Tier 1 capital (to risk-weighted assets)	5,470,880	8.74	7,484,516	11.82	7,581,313	11.98	≥	2,531,743	4.0
Leverage(1)	5,470,880	8.46	7,484,516	9.45	7,581,313	9.22	≥	3,289,026	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in thousands)	March 31, 2009	December 31, 2009	March 31, 2010	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$5,345,825	$7,207,264	$6,868,995
Tier 2 capital	1,465,276	1,478,697	1,475,627

Total risk-based capital	$6,811,101	$8,685,961	$8,344,622

Risk-weighted assets	$62,436,991	$63,272,931	$62,896,095

Quarterly average assets	$64,807,704	$79,609,326	$82,144,353

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$6,811,101	10.91%	$8,685,961	13.73%	$8,344,622	13.27%	≥$	5,031,688	8.0%	≥$	6,289,610	10.0%
Tier 1 capital (to risk-weighted assets)	5,345,825	8.56	7,207,264	11.39	6,868,995	10.92	≥	2,515,844	4.0	≥	3,773,766	6.0
Leverage(1)	5,345,825	8.25	7,207,264	9.05	6,868,995	8.36	≥	3,285,774	4.0	≥	4,107,218	5.0

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

        As of March 31, 2010, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

Business Segments

        As a result of a corporate reorganization in the fourth quarter of 2009, we reevaluated our business segments. Under the new organizational structure, we have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Corporate Banking Group and Pacific Rim

Corporate Group segments have been aggregated together. We have two reportable business segments: Retail Banking and Corporate Banking.

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking." Our new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets Division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction previously were included in our segment results. To align with the chief operating decision maker's view of our segments, we have adjusted our 2009 reportable business segment results to exclude privatization-related goodwill, intangible assets, and related amortization/accretion from our reportable business segment results and included such amounts in "Other."

        The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit and operational, given that market risk is not assumed by the business unit. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures or external events. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices. RAROC may be one of several measures that is used to measure business unit compensation.

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

        However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same. Business unit results are based on an internal management reporting system used by management to measure the performance of the units and UnionBanCal as a whole. Our management reporting system identifies balance sheet and income statement items for each business unit based on internal management accounting policies. Net interest income is determined using our internal funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. During the first quarter of 2010, we refined our transfer pricing methodology with respect to reference rates for deposits and to include additional assumptions about liquidity premiums, benefits granted for eligible loan collateral and charges for collateral requirements on deposits. Noninterest income and expense directly or indirectly attributable to a business unit are assigned to that business. The business units are assigned the costs of products and services directly attributable to their business activity through standard unit cost accounting based on volume of usage. All other corporate expenses (overhead) are allocated to the business units based on a predetermined percentage of usage.

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and the market view contribution.

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended March 31,		Increase/ (decrease)		As of and for the Three Months Ended March 31,		Increase/ (decrease)
	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$190,443	$243,032	$52,589	28%	$292,838	$384,641	$91,803	31%
Noninterest income (expense)	67,320	65,952	(1,368)	(2)	115,016	117,915	2,899	3

Total revenue	257,763	308,984	51,221	20	407,854	502,556	94,702	23
Noninterest expense (income)	203,018	214,077	11,059	5	217,855	244,558	26,703	12
Credit expense (income)	7,438	6,613	(825)	(11)	69,084	79,899	10,815	16

Income (loss) before income taxes and including noncontrolling interests	47,307	88,294	40,987	87	120,915	178,099	57,184	47
Income tax expense (benefit)	18,497	34,523	16,026	87	25,693	47,116	21,423	83

Net income (loss) including noncontrolling interests	28,810	53,771	24,961	87	95,222	130,983	35,761	38
Less: Net loss from noncontrolling interests(2)	—	—	—	na	—	—	—	na

Net income (loss) attributable to UNBC	$28,810	$53,771	$24,961	87%	$95,222	$130,983	$35,761	38%

Average balances—Market View (dollars in millions):
Total loans	$20,732	$21,610	$878	4	$30,760	$27,223	$(3,537)	(11)
Total assets	21,538	22,450	912	4	36,144	32,735	(3,409)	(9)
Total deposits	18,401	20,236	1,835	10	26,924	45,598	18,674	69
Financial ratios—Market View
Risk adjusted return on capital(1)	22%	40%			12%	15%
Return on average assets(1)	0.54	0.97			1.07	1.62
Efficiency ratio(3)	78.59	69.12			50.92	45.97

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		Increase/ (decrease)		As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,		Increase/ (decrease)
	2009	2010	Amount	Percent	2009	2010	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$87,453	$(35,551)	$(123,004)	(141)%	$(10,731)	$(17,769)	$560,003	$574,353	$14,350	3%
Noninterest income (expense)	3,072	38,557	35,485	nm	(10,692)	(12,519)	174,716	209,905	35,189	20

Total revenue	90,525	3,006	(87,519)	(97)	(21,423)	(30,288)	734,719	784,258	49,539	7
Noninterest expense (income)	109,552	76,510	(33,042)	(30)	(9,042)	(10,573)	521,383	524,572	3,189	1
Credit expense (income)	172,675	83,620	(89,055)	(52)	(197)	(132)	249,000	170,000	(79,000)	(32)

Income (loss) before income taxes and including noncontrolling interests	(191,702)	(157,124)	34,578	18	(12,184)	(19,583)	(35,664)	89,686	125,350	nm
Income tax expense (benefit)	(65,282)	(58,581)	6,701	10	(4,764)	(7,657)	(25,856)	15,401	41,257	nm

Net income (loss) including noncontrolling interests	(126,420)	(98,543)	27,877	22	(7,420)	(11,926)	(9,808)	74,285	84,093	nm
Less: Net loss from noncontrolling interests(2)	—	(3,059)	(3,059)	nm	—	—	—	(3,059)	(3,059)	nm

Net income (loss) attributable to UNBC	$(126,420)	$(95,484)	$30,936	24%	$(7,420)	$(11,926)	$(9,808)	$77,344	$87,152	nm

Average balances—Market View (dollars in millions):
Total loans	$(318)	$(109)	$209	66	$(1,385)	$(1,876)	$49,789	$46,848	$(2,941)	(6)
Total assets	10,799	31,519	20,720	nm	(1,409)	(1,894)	67,072	84,810	17,738	26
Total deposits	2,431	3,539	1,108	46	(1,123)	(1,535)	46,633	67,838	21,205	45
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	(0.06)%	0.37%
Efficiency ratio(3)	na	na			na	na	65.69	64.98

(1)
Annualized.
(2)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIE).
(3)
The efficiency ratio is noninterest expense, excluding foreclosed asset expense (income), the provision for losses on off-balance sheet commitments, low income housing investment credit (LIHC) amortization expense, and expenses of the consolidated VIE's, as a percentage of net interest income and noninterest income.

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

        During the first quarter of 2010, net income of Retail Banking increased compared to the same period in 2009, resulting from a 28 percent increase in net interest income, partially offset by a 2 percent decrease in noninterest income and a 5 percent increase in noninterest expense. The increase in net interest income was primarily due to increased margin combined with the growth in loans and interest bearing deposits.

        Average asset growth for the three months ended March 31, 2010 compared to the same period in 2009 was primarily driven by a 4 percent growth in average loans, mainly in residential mortgages.

        Average deposits increased 10 percent during the three months ended March 31, 2010 compared to the same period in 2009. This increase was primarily due to the Retail Banking's strategy, which continues to focus on attracting consumer and small business deposits through marketing activities, increasing customer cross-sell, relationship management, increasing and improving sales resources, establishing new locations and products. We expect that a larger branch network, along with this Retail Banking strategy, will improve growth prospects when combined with more robust efforts in the telephone and internet channels.

        Noninterest income decreased during the three months ended March 31, 2010 compared to the same period in 2009 by 2 percent mainly as a result of lower service charges on deposits resulting from changes in customer overdraft behavior. Noninterest expense increased by 5 percent during the three months ended March 31, 2010 compared to the same period in 2009. This increase was primarily due to higher FDIC deposit insurance assessment rates, direct expenses, and increased staff costs.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches and Consumer Asset Management.

  •
  the Retail Banking Branches Division serves its customers through 334 full-service branches in California and 4 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

        The Retail Banking Branches Division is organized geographically. We serve our customers in the following ways:

    —
    through conveniently located banking branches and ATMs which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services; and

    —
    through our call center and internet banking services, which augment our physical delivery channels by providing an array of customer transaction, bill payment and loan payment services.

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

        During the first quarter of 2010, net income of Corporate Banking increased 38 percent, compared to the same period of 2009, resulting from a 31 percent increase in net interest income and 3 percent increase in noninterest income, partially offset by a 12 percent increase in noninterest expense and higher credit expense. The increase in net interest income was mainly due to higher deposits.

        During the first quarter of 2010, average loans decreased 11 percent compared to the same period of 2009 and includes decreases in our commercial and industrial loan portfolio, our real estate construction portfolio, and our commercial real estate portfolio, mainly related to Energy Capital Services and Real Estate Industries groups.

        During the first quarter of 2010, average deposits increased 69 percent compared to the same period of 2009. Money market deposits experienced significant growth as a result of long-term corporate deposit-gathering strategies, a "flight to quality" and entry into new business niches. These new niches provided funding from large institutional accounts, including brokerage firms. These relationships reflect execution of a business strategy to obtain deposits from brokerage and institutional clients. In addition, state and local government and Corporate Banking deposits experienced significant growth.

        Noninterest income increased 3 percent during the first quarter of 2010, compared to the same period of 2009, primarily due to higher amortized fees on standby letters of credit, and gain on sale on leases, partially offset by lower trading income. Noninterest expense increased 12 percent during the first quarter of 2010 compared to the same period of 2009 primarily due to higher FDIC deposit insurance assessment rates and increased staff costs.

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

  •
  the Global and Wealth Markets Division, which serves our customers with their foreign exchange, interest rate and energy risk management and investment needs. The Global and Wealth Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account and accepts limited market risk when providing derivative contracts, since a significant portion of the market risk for these products is offset with third parties. The division also includes our registered broker-dealer and investment advisor, UnionBanc Investment Services LLC, which is a subsidiary of Union Bank;

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

  •
  HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to expand distribution, to broaden its client base and to increase its assets under management; and

  •
  Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Institutional Services provides defined benefit services, including trustee services and investment management. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional Services' strategy is to continue to leverage and expand its position in our target markets.

  •
  the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S.

  Other

        Our net loss decreased by $30.9 million in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to higher noninterest income, lower noninterest expense and loan loss provision; partially offset by lower net interest income.

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

        The financial results for the three months ended March 31, 2010 were impacted by the following factors:

  •
  credit expense of $83.6 million was due to the difference between the $170.0 million provision for loan losses calculated under our US GAAP methodology and the $86.4 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) decreased $123.0 million to $(35.6) million compared to the same period in 2009 primarily due to the changes in transfer pricing rates, market rates, and a change in transfer pricing methodology;

  •
  noninterest income of $38.6 million, which includes a $35.2 million gain on the sale of mortgage-backed securities;

  •
  noninterest expense (income) of $76.5 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. The decrease in noninterest expense includes lower amortization related to our privatization transaction and a $31.0 million decrease in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of $(58.6) million was due to the difference between the $15.4 million or a 17.2 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable business segments (including reconciling items) of $74.0 million using the marginal tax rate.

        The financial results for the three months ended March 31, 2009 were impacted by the following factors:

  •
  credit expense of $172.7 million was due to the difference between the $249.0 million provision for loan losses calculated under our US GAAP methodology and the $76.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income of $87.5;

  •
  noninterest income of $3.1 million;

  •
  noninterest expense of $109.6 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments including $26.8 million in privatization-related expenses; and

  •
  income tax expense (benefit) of ($65.3) million was due to the difference between the ($25.9) million or a 73 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $39.4 million using the RAROC effective rate.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2009 Form 10-K, which is incorporated by reference herein.

Item 6.   Exhibits

No.	Description
3.2	Bylaws of the Registrant(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated January 27, 2010 (SEC File No. 001-15081).
(2)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: May 13, 2010	By:	/s/ MASAAKI TANAKA Masaaki Tanaka President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2010	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2010	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
3.2	Bylaws of the Registrant(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated January 27, 2010 (SEC File No. 001-15081).
(2)
Filed herewith.