Form 10-Q
period 2010-06-30
UNIONBANCAL CORP
filed 2010-08-12
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        Number of shares of Common Stock outstanding at July 31, 2010: 136,330,829

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

  •
  The continued weak or uncertain economic outlook for the U.S. and global economy

  •
  The impact of changes in interest rates and our strategy to manage our interest rate risk profile

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon, Texas and Washington

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits and intent to fund our operations on an independent basis

  •
  Pending and recent legal and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), and changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies and anticipated costs or other impacts on our business and operations as a result of these developments

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of charge offs, which we began to experience in the latter half of 2008, will continue during the remainder of 2010

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, risk grade and credit migration trends and loss reserves for FDIC-covered loans

  •
  Loan portfolio composition and risk grade trends, expected charge offs, delinquency rates compared to the industry average and our underwriting standards

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities

  •
  Expected rates of return, maturities, yields, loss exposure and projected results

  •
  Tax rates and taxes, the possible effect of changes in Mitsubishi UFJ Financial Group, Inc.'s taxable profits on our California State tax obligations and of expected tax credits or benefits, tax treatment of FDIC-assisted acquisitions and our intention to file our 2009 California tax return under a water's-edge election

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our recent FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we will receive from the FDIC, or must pay to the FDIC, under loss share agreements

  The impact of changes in our credit rating

  •
  The relationship between our business and that of BTMU and Mitsubishi UFJ Financial Group, Inc., the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and Mitsubishi UFJ Financial Group, Inc.

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

PART I. FINANCIAL INFORMATION
UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights
(Unaudited)

	As of and for the Three Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2010	Percent Change
Results of operations:
Net interest income(1)	$553,094	$602,775	8.98%
Provision for loan losses	360,000	44,000	(87.78)
Noninterest income	183,213	244,294	33.34
Noninterest expense	532,058	584,200	9.80

Income (loss) before income taxes and including noncontrolling interests(1)	(155,751)	218,869	nm
Taxable-equivalent adjustment	2,748	2,382	(13.32)
Income tax expense (benefit)	(78,492)	66,264	nm

Net income (loss) including noncontrolling interests	(80,007)	150,223	nm
Deduct: Net loss from noncontrolling interests	—	3,536	nm

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$(80,007)	$153,759	nm

Balance sheet (end of period):
Total assets	$73,984,788	$84,309,990	13.96%
Total securities(2)	8,574,553	23,054,467	nm
Total loans	48,896,520	48,362,889	(1.09)
Nonperforming assets	1,144,602	1,562,804	36.54
Total deposits	58,338,959	66,270,584	13.60
Medium- and long-term debt	5,131,068	4,702,403	(8.35)
UNBC Stockholder's equity	7,429,500	9,941,892	33.82
Balance sheet (period average):
Total assets	$71,495,226	$85,510,707	19.60%
Total securities(2)	8,612,531	23,088,490	nm
Total loans	49,556,222	47,827,078	(3.49)
Earning assets	65,008,223	78,135,432	20.19
Total deposits	54,352,412	68,104,408	25.30
UNBC Stockholder's equity	7,303,050	9,630,657	31.87
Financial ratios:
Return on average assets(3)	(0.45)%	0.72%
Return on average UNBC stockholder's equity(3)	(4.39)	6.40
Efficiency ratio(4)	68.28	64.86
Net interest margin(1)(3)	3.41	3.09
Tangible common equity ratio(5)	6.56	8.83
Tier 1 common capital ratio(6)	8.66	11.93
Tier 1 risk-based capital ratio.	8.68	11.95
Total risk-based capital ratio	11.54	14.64
Leverage ratio	7.89	9.23
Allowance for loan losses to total loans(7)	2.21	2.81
Allowance for loan losses to nonaccrual loans(7)	98.14	100.38
Allowance for credit losses to total loans(8)	2.55	3.16
Allowance for credit losses to nonaccrual loans(8)	113.24	113.13
Net loans charged off to average total loans(3)	1.23	0.78
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	2.34	3.22
Nonperforming assets to total assets	1.55	1.85
Nonaccrual loans to total loans	2.25	2.80
Excluding FDIC covered assets(9):
Allowance for loan losses to total loans(7)	N/A	2.92
Allowance for loan losses to nonaccrual loans(7)	N/A	102.17
Allowance for credit losses to total loans(8)	N/A	3.29
Allowance for credit losses to nonaccrual loans(8)	N/A	115.14
Net loans charged off to average total loans(3)	N/A	0.81
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	N/A	2.97
Nonperforming assets to total assets	N/A	1.68
Nonaccrual loans to total loans	N/A	2.86

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Total securities consist of securities available for sale and securities held to maturity.
(3)
Annualized.
(4)
The efficiency ratio is net noninterest expense (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the consolidated variable interest entities (VIEs) and one-time costs related to the acquisitions of certain assets and liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais)) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income.)
(5)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible equity (UNBC stockholder's equity less goodwill and intangible assets net of related deferred taxes of $247.3 million and $191.6 million at June 30, 2009 and 2010, respectively) divided by tangible assets (total assets less goodwill and intangible assets net of related deferred taxes). The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions.
(6)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities of $13 million at June 30, 2009 and 2010, to risk weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions.
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
(9)
These ratios exclude the impact of the acquired loans and foreclosed assets, which are covered under loss share agreements between Union Bank, N.A. and the Federal Deposit Insurance Corporation. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais.

nm = not meaningful

N/A = not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights
(Unaudited)

	As of and for the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2010	Percent Change
Results of operations:
Net interest income(1)	$1,115,714	$1,179,569	5.72%
Provision for loan losses	609,000	214,000	(64.86)
Noninterest income	357,929	454,199	26.90
Noninterest expense	1,053,441	1,108,772	5.25

Income (loss) before income taxes and including noncontrolling interests(1)	(188,798)	310,996	nm
Taxable-equivalent adjustment	5,365	4,823	(10.10)
Income tax expense (benefit)	(104,348)	81,665	nm

Net income (loss) including noncontrolling interests	(89,815)	224,508	nm
Deduct: Net loss from noncontrolling interests	—	6,595	nm

Net income (loss) attributable to UNBC	$(89,815)	$231,103	nm

Balance sheet (end of period):
Total assets	$73,984,788	$84,309,990	13.96%
Total securities(2)	8,574,553	23,054,467	nm
Total loans	48,896,520	48,362,889	(1.09)
Nonperforming assets	1,144,602	1,562,804	36.54
Total deposits	58,338,959	66,270,584	13.60
Medium- and long-term debt	5,131,068	4,702,403	(8.35)
UNBC Stockholder's equity	7,429,500	9,941,892	33.82
Balance sheet (period average):
Total assets	$69,296,183	$85,162,313	22.90%
Total securities(2)	8,491,983	23,316,311	nm
Total loans	49,671,989	47,340,005	(4.69)
Earning assets	62,743,021	78,223,154	24.67
Total deposits	50,514,116	67,972,012	34.56
UNBC Stockholder's equity	7,319,518	9,581,811	30.91
Financial ratios:
Return on average assets(3)	(0.26)%	0.55%
Return on average UNBC stockholder's equity(3)	(2.47)	4.86
Efficiency ratio(4)	66.98	64.92
Net interest margin(1)(3)	3.56	3.02
Tangible common equity ratio(5)	6.56	8.83
Tier 1 common capital ratio(6)	8.66	11.93
Tier 1 risk-based capital ratio	8.68	11.95
Total risk-based capital ratio	11.54	14.64
Allowance for loan losses to total loans(7)	2.21	2.81
Allowance for loan losses to nonaccrual loans(7)	98.14	100.38
Allowance for credit losses to total loans(8)	2.55	3.16
Allowance for credit losses to nonaccrual loans(8)	113.24	113.13
Net loans charged off to average total loans(3)	1.09	0.91
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	2.34	3.22
Nonperforming assets to total assets	1.55	1.85
Nonaccrual loans to total loans	2.25	2.80
Excluding FDIC covered assets(9):
Allowance for loan losses to total loans(7)	N/A	2.92
Allowance for loan losses to nonaccrual loans(7)	N/A	102.17
Allowance for credit losses to total loans(8)	N/A	3.29
Allowance for credit losses to nonaccrual loans(8)	N/A	115.14
Net loans charged off to average total loans(3)	N/A	0.92
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	N/A	2.97
Nonperforming assets to total assets	N/A	1.68
Nonaccrual loans to total loans	N/A	2.86

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Total securities consist of securities available for sale and securities held to maturity.
(3)
Annualized.
(4)
The efficiency ratio is net noninterest expense (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, LIHC investment amortization expense, expenses of the consolidated VIEs and one-time costs related to the acquisitions of certain assets and liabilities of Frontier and Tamalpais) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income.)
(5)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible equity (UNBC stockholder's equity less goodwill and intangible assets net of related deferred taxes of $247.3 million and $191.6 million at June 30, 2009 and 2010, respectively) divided by tangible assets (total assets less goodwill and intangible assets net of related deferred taxes). The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions.
(6)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities of $13 million at June 30, 2009 and 2010, to risk weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions.
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
(9)
These ratios exclude the impact of the acquired loans and foreclosed assets, which are covered under loss share agreements between Union Bank, N.A. and the Federal Deposit Insurance Corporation. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais.

nm = not meaningful

N/A = not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010
Interest Income
Loans	$584,532	$568,852	$1,186,374	$1,108,426
Securities	98,385	134,591	201,282	277,927
Interest bearing deposits in banks	3,550	3,696	4,450	7,751
Federal funds sold and securities purchased under resale agreements	97	150	238	269
Trading account assets	210	585	360	1,404

Total interest income	686,774	707,874	1,392,704	1,395,777

Interest Expense
Deposits	100,186	78,477	205,224	164,039
Federal funds purchased and securities sold under repurchase agreements	19	41	72	78
Commercial paper	954	289	2,546	529
Other borrowed funds	5,616	1,172	17,093	2,374
Medium- and long-term debt	29,415	27,175	56,944	53,416
Trust notes	238	327	476	595

Total interest expense	136,428	107,481	282,355	221,031

Net Interest Income	550,346	600,393	1,110,349	1,174,746
Provision for loan losses	360,000	44,000	609,000	214,000

Net interest income after provision for loan losses	190,346	556,393	501,349	960,746

Noninterest Income
Service charges on deposit accounts	71,843	63,843	143,165	129,983
Trust and investment management fees	34,130	34,244	68,037	65,664
Securities gains (losses), net	(172)	27,244	(172)	61,137
Trading account activities	16,251	25,379	38,943	46,472
Merchant banking fees	19,924	22,223	33,756	35,899
Card processing fees, net	8,124	12,856	15,660	21,476
Brokerage commissions and fees	8,506	10,906	16,813	19,434
Other	24,607	47,599	41,727	74,134

Total noninterest income	183,213	244,294	357,929	454,199

Noninterest Expense
Salaries and employee benefits	233,057	319,691	476,620	599,277
Net occupancy	43,222	46,441	85,143	89,821
Intangible asset amortization	40,281	30,613	81,168	62,406
Regulatory agencies	52,836	30,526	70,774	60,374
Outside services	22,948	24,269	41,782	47,054
Professional services	19,489	26,103	35,427	42,464
Equipment	16,602	16,929	32,015	32,740
Software	14,205	15,831	29,243	30,559
Foreclosed asset expense	3,282	871	4,168	673
(Reversal of) provision for losses on off-balance sheet commitments	15,000	1,000	41,000	(4,000)
Privatization-related expense	7,433	426	34,252	5,579
Other	63,703	71,500	121,849	141,825

Total noninterest expense	532,058	584,200	1,053,441	1,108,772

Income (loss) before income taxes and including noncontrolling interests	(158,499)	216,487	(194,163)	306,173
Income tax expense (benefit)	(78,492)	66,264	(104,348)	81,665

Net Income (Loss) including Noncontrolling Interests	(80,007)	150,223	(89,815)	224,508
Deduct: Net loss from noncontrolling interests	—	3,536	—	6,595

Net Income (Loss) attributable to UNBC	$(80,007)	$153,759	$(89,815)	$231,103

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010
Assets
Cash and due from banks	$1,285,780	$1,198,258	$1,221,462
Interest bearing deposits in banks (includes $13,176 at June 30, 2010 related to consolidated variable interest entities (VIEs))	8,556,837	6,585,029	2,873,014
Federal funds sold and securities purchased under resale agreements	198,955	442,552	287,698

Total cash and cash equivalents	10,041,572	8,225,839	4,382,174
Trading account assets:
Pledged as collateral	51,714	15,168	64,106
Held in portfolio	853,922	710,480	1,054,994
Securities available for sale:
Pledged as collateral	—	2,500	—
Held in portfolio	7,403,173	22,556,329	21,788,581
Securities held to maturity (Fair value: June 30, 2009, $1,112,813; December 31, 2009, $1,457,654; and June 30, 2010, $1,433,596)	1,171,380	1,227,718	1,265,886
Loans:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	48,896,520	47,228,508	46,498,887
FDIC covered loans	—	—	1,864,002

Total loans	48,896,520	47,228,508	48,362,889
Allowance for loan losses	(1,081,633)	(1,357,000)	(1,357,869)

Loans, net	47,814,887	45,871,508	47,005,020
Due from customers on acceptances	19,944	8,514	11,446
Premises and equipment, net	664,673	674,298	669,302
Intangible assets	641,406	561,040	517,311
Goodwill	2,369,326	2,369,326	2,416,979
FDIC indemnification asset	—	—	908,771
Other assets (includes $293,881 at June 30, 2010 related to consolidated VIEs)	2,952,791	3,375,408	4,225,420

Total assets	$73,984,788	$85,598,128	$84,309,990

Liabilities
Noninterest bearing	$14,926,564	$14,558,989	$15,319,290
Interest bearing	43,412,395	53,958,664	50,951,294

Total deposits	58,338,959	68,517,653	66,270,584
Federal funds purchased and securities sold under repurchase agreements	203,205	150,453	101,516
Commercial paper	492,127	888,541	610,580
Other borrowed funds	606,019	591,934	286,275
Trading account liabilities	690,704	538,894	815,282
Acceptances outstanding	19,944	8,514	11,446
Other liabilities (includes $1,841 at June 30, 2010 related to consolidated VIEs)	1,059,508	1,096,095	1,278,223
Medium- and long-term debt (includes $7,853 at June 30, 2010 related to consolidated VIEs)	5,131,068	4,212,184	4,702,403
Junior subordinated debt payable to subsidiary grantor trust	13,754	13,527	13,419

Total liabilities	66,555,288	76,017,795	74,089,728

Commitments, contingencies and guarantees—See Note 16
Equity
UNBC Stockholder's Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136,331	136,331	136,331
Additional paid-in capital	3,195,023	5,195,023	5,195,023
Retained earnings	4,874,987	4,899,841	5,130,944
Accumulated other comprehensive loss	(776,841)	(650,862)	(520,406)

Total UNBC stockholder's equity	7,429,500	9,580,333	9,941,892
Noncontrolling interests	—	—	278,370

Total equity	7,429,500	9,580,333	10,220,262

Total liabilities and equity	$73,984,788	$85,598,128	$84,309,990

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder's equity
BALANCE DECEMBER 31, 2008	$136,331	$3,195,023	$4,964,802	$(811,851)	$—	$7,484,305

Comprehensive loss:
Net loss—For the six months ended June 30, 2009			(89,815)			(89,815)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(13,577)		(13,577)
Net change in unrealized losses on securities				40,985		40,985
Foreign currency translation adjustment				201		201
Net change in pension and other benefits				7,401		7,401

Total comprehensive loss, net of tax						(54,805)

Net change	—	—	(89,815)	35,010	—	(54,805)

BALANCE JUNE 30, 2009	$136,331	$3,195,023	$4,874,987	$(776,841)	$—	$7,429,500

BALANCE DECEMBER 31, 2009	$136,331	$5,195,023	$4,899,841	$(650,862)	$—	$9,580,333

Cumulative effect of change in accounting for VIEs(1)					271,923	271,923
Comprehensive income:
Net income (loss)—For the six months ended June 30, 2010			231,103		(6,595)	224,508
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(31,620)		(31,620)
Net change in unrealized losses on securities				154,943		154,943
Foreign currency translation adjustment				(450)		(450)
Net change in pension and other benefits				7,583		7,583

Total comprehensive income, net of tax						354,964
Other					13,042	13,042

Net change	—	—	231,103	130,456	278,370	639,929

BALANCE JUNE 30, 2010	$136,331	$5,195,023	$5,130,944	$(520,406)	$278,370	$10,220,262

(1)
For additional information on the consolidated VIEs, refer to Note 8 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$(89,815)	$224,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	609,000	214,000
(Reversal of) provision for losses on off-balance sheet commitments	41,000	(4,000)
Depreciation, amortization and accretion, net	81,551	129,847
Deferred income taxes	(34,590)	10,397
Net losses (gains) on sales of securities	172	(61,137)
Net decrease (increase) in trading account assets	311,143	(393,452)
Net increase in prepaid expenses	(23,188)	(36,933)
Net increase in fees and other receivable	(55,404)	(176,299)
Net increase in other assets	(326,619)	(220,239)
Net increase (decrease) in accrued expenses	(253,101)	25,640
Net increase (decrease) in trading account liabilities	(343,959)	276,388
Net increase (decrease) in other liabilities	(413,091)	11,322
Loans originated for resale	(64,953)	—
Net proceeds from sale of loans originated for resale	37,531	—
Other, net	31,430	(4,394)
Discontinued operations, net	(6,027)	—

Total adjustments	(409,105)	(228,860)

Net cash used in operating activities	(498,920)	(4,352)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	24,234	2,090,143
Proceeds from matured and called securities available for sale	1,191,246	2,851,795
Purchases of securities available for sale	(1,513,612)	(3,811,723)
Proceeds from matured securities held to maturity	2,366	2,049
Purchases of premises and equipment, net	(38,854)	(40,475)
Net decrease in loans	442,279	575,686
Net cash acquired from acquisitions	—	272,175
Other, net	(1,566)	(2,950)

Net cash provided by investing activities	106,093	1,936,700

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	12,289,190	(5,135,017)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	30,447	(50,877)
Net decrease in commercial paper and other borrowed funds	(7,262,778)	(584,900)
Proceeds from issuance of medium- and long-term debt	1,625,000	1,000,000
Repayment of medium-term debt	(750,000)	(1,018,535)
Other, net	201	(450)
Change in noncontrolling interests	—	13,042
Discontinued operations, net	(1,929)	—

Net cash provided by (used in) financing activities	5,930,131	(5,776,737)

Net increase (decrease) in cash and cash equivalents	5,537,304	(3,844,389)
Cash and cash equivalents at beginning of period	4,504,345	8,225,839
Effect of exchange rate changes on cash and cash equivalents	(77)	724

Cash and cash equivalents at end of period	$10,041,572	$4,382,174

Cash Paid During the Period For:
Interest	$304,247	$222,762
Income taxes, net	289,040	62,358
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$—	$3,225,566
Fair value of liabilities assumed	—	3,497,741
Securities available for sale transferred to securities held to maturity	1,144,036	—
Loans transferred to foreclosed assets (OREO)	32,371	53,922

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ compared to those estimates.

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

        On April 16 and April 30, 2010, the Bank entered into Purchase and Assumption Agreements (Agreements) with the Federal Deposit Insurance Corporation (FDIC) to acquire certain assets and assume certain liabilities of Tamalpais Bank and Frontier Bank, respectively. Pursuant to the Agreements, the Bank acquired $571.5 million and $2.9 billion of assets at fair value related to Tamalpais Bank and Frontier Bank, respectively. See Note 3 to these consolidated financial statements in this Form 10-Q for additional information about the transactions.

        On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company's issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the transaction, BTMU owned approximately 64 percent of the Company's outstanding shares of common stock.

        See Note 4 to these consolidated financial statements for additional information on the Company's privatization transaction.

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Transfers of Financial Assets

        In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, "Accounting for Transfers of Financial Assets" which formally codifies Statement of Financial Accounting Standards (SFAS) No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140," which was issued in June 2009. The guidance eliminates the concept of qualifying special purpose entities (QSPEs) and modifies financial asset derecognition criteria. The elimination of the exception for QSPEs will likely result in many sponsors that transferred financial assets to such vehicles to consolidate them. The derecognition modifications require that companies consider all

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

arrangements such that the transferred financial asset is legally isolated from the transferor and any of its consolidated affiliates when determining whether derecognition is appropriate for a transferred financial asset. For a transfer of a portion of a financial asset to be derecognized, it must meet the definition of a participating interest. The guidance also requires that all beneficial interests retained in transferred financial assets be initially measured at fair value. Disclosures are amended to require description of a company's continuing involvement with transferred financial assets and details regarding financial or other support provided. The guidance was effective January 1, 2010. At adoption, there was no impact on the Company's financial position or results of operations.

  Consolidation Criteria for Variable Interest Entities

        In December 2009, the FASB issued ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities" which formally codifies SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" which was issued in June 2009. The guidance changes the method of analyzing which party shall consolidate a variable interest entity (VIE) by providing revised criteria for determining the primary beneficiary. A company would be required to determine the primary beneficiary of a VIE on a continual basis based on a qualitative assessment of which party, if any, has the power to direct activities and the right to receive benefits or the obligation to absorb losses. The guidance also states that if power is shared by multiple parties such that no one party has the power to direct the activities, then no party shall consolidate the VIE. Disclosures are also amended to require disclosure of continuing involvement with VIEs and judgments used in the consolidation analysis such as the method, significant judgments and assumptions used for determining the primary beneficiary. The guidance was effective January 1, 2010. As a result of reviewing the Company's VIEs and the determination of the primary beneficiary, the Company consolidated certain Low Income Housing Tax Credit investment funds. At adoption, management recorded increases in total assets of $281 million, liabilities of $9 million and stockholder's equity attributable to noncontrolling interests of $272 million. This guidance did not have a material impact on the Company's results of operations. Disclosures required under this guidance are included in Note 8 to these consolidated financial statements.

  Improving Disclosures about Fair Value Measurements

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This guidance amends FASB Accounting Standards Codification (ASC) 820-10, "Fair Value Measurements and Disclosures" with respect to disclosures. Specifically, this guidance requires the disclosure of transfers in and out of Level 1 and Level 2 and a gross presentation within the Level 3 rollforward. This guidance also clarifies that the information should be presented by class of financial asset or liability and that a discussion of valuation techniques and inputs is required for Level 2 and Level 3 recurring and nonrecurring fair value measurements. The guidance, which applies only to disclosures, was effective March 31, 2010 except for the gross presentation within the Level 3 rollforward, which is effective March 31, 2011. Disclosures required under this guidance are included in Note 14 to these consolidated financial statements.

  Scope Exception Related to Embedded Derivatives

        In March 2010, the FASB issued ASU 2010-11, "Scope Exception Related to Embedded Derivatives." This guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives should be evaluated for bifurcation and separate accounting. This guidance is effective

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

July 1, 2010 with early adoption permitted. Management has chosen not to early adopt and believes that this guidance will not have a significant impact on the Company's financial position or results of operations.

  Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset

        In April 2010, the FASB issued ASU 2010-18, "Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset: a Consensus of the FASB Emerging Issues Task Force." This guidance states that troubled debt restructuring accounting cannot be applied to individual loans within purchased credit-impaired loan pools. This guidance is effective for modifications of loans accounted for within pools after July 1, 2010. Early adoption is permitted and prospective application should be applied. Management has chosen not to early adopt and believes that this guidance will not have a significant impact on the Company's financial position or results of operations.

  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This guidance, which relates solely to disclosures, requires expanded disclosures related to the credit quality of financing receivables and the related allowance for credit losses. The new disclosures require an aging of past due receivables and credit quality indicators at the end of each reporting period. This guidance also requires that new and existing disclosures be disaggregated by portfolio segment or class of financing receivable including existing disclosures related to the allowance for credit losses, nonaccrual status and impairment. The guidance, related to disclosures as of the end of the reporting period, is effective as of December 31, 2010; and the guidance, related to disclosures about activity occurring during the reporting period, is effective beginning in January 1, 2011.

Note 3—Business Combinations

Frontier Bank:

        On April 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Frontier Bank (Frontier), a Washington state-chartered commercial bank headquartered in Everett, Washington. This acquisition increased the Bank's market share in the Pacific Northwest. Frontier operated 50 locations in Washington and Oregon.

        Excluding the effects of purchase accounting adjustments, the Bank acquired total assets of $3.2 billion, including $2.7 billion in loans, $173.9 million of other real estate owned (OREO) and $78.6 million of securities available for sale. Additionally, the Bank assumed $2.5 billion of deposits and $369.4 million of borrowings and other liabilities. The assets were acquired at an 11 percent discount to Frontier's book value and the deposits were assumed without a premium. The Bank recorded a payable to the FDIC totaling $9.5 million, which is included in other liabilities on the consolidated balance sheet, for consideration of the net assets acquired (i.e., the net difference between the assets acquired and the liabilities assumed). This amount is payable within one year of the acquisition date and is outstanding at June 30, 2010.

        In connection with the acquisition, the Bank also entered into two loss share agreements with the FDIC—one for single-family residential mortgage loans and one for commercial loans, the related unfunded commitments and other covered assets. All acquired loans and OREO, totaling $2.9 billion, are covered by loss

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

share agreements (covered assets) between the FDIC and the Bank. Pursuant to the terms of these loss share agreements, the FDIC's obligation to reimburse the Bank for losses on the covered assets begins with the first dollar of loss incurred. The terms of the loss share agreements with respect to all covered assets provide for the FDIC to reimburse the Bank for 80 percent of covered losses, plus three months of foregone interest. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the loss share percentage at the time of recovery. The covered OREO is included in other assets on the consolidated balance sheet.

        The following table presents the covered assets and the estimated fair value at the acquisition date:

(Dollars in thousands)	Amount Covered	Fair Value
Loans held for investment	$2,710,370	$1,566,888
OREO	173,905	154,566

Total	$2,884,275	$1,721,454

        The amounts covered by the loss share agreements are the pre-acquisition book values of the underlying assets, the contractual balance of unfunded commitments that were acquired, and certain future expenses associated with managing defaulted loans and OREO. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and the Bank reimbursement of recoveries to the FDIC, in each case as described above, for ten years. The loss share agreement applicable to commercial loans, the related unfunded commitments, and other covered assets provides for FDIC loss sharing for five years and the Bank reimbursement of recoveries to the FDIC for eight years, in each case as described above. The agreements with the FDIC also include a provision that may result in a lump-sum payment to the FDIC approximately ten years from the acquisition date by the Bank if net losses on covered assets are less than the original loss estimates established by the FDIC at acquisition, subject to certain adjustments.

        The purchase and assumption and loss share agreements have specific and detailed compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC. The fair value of the loss share agreements was recorded as an indemnification asset at an estimated fair value of $860 million on the acquisition date and is included on the consolidated balance sheet. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

        The contribution of the Frontier transaction to the Company's results of operations for the period May 1 to June 30, 2010 is as follows: revenue of $25.6 million, noninterest expense of $11.1 million and income before income taxes of $14.5 million. These amounts include the accretion related to the covered assets and FDIC indemnification asset recorded during the second quarter of 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

  Assets Acquired and Liabilities Assumed:

        The assets acquired and liabilities assumed were recorded at their acquisition date fair values. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

        The following table presents the net assets acquired from Frontier and the estimated purchase accounting adjustments, which resulted in goodwill as of the acquisition date:

(Dollars in thousands)
Net assets acquired	$363,146
Purchase accounting adjustments:
FDIC covered loans	(1,143,482)
Core deposit intangible asset	12,650
FDIC indemnification asset	859,973
FDIC covered OREO	(19,339)
Deposits	(4,945)
FDIC indemnification liability	(36,626)
Advances from Federal Home Loan Bank (FHLB)	(23,065)
Other assets/liabilities, net	(9,522)

Total purchase accounting adjustments	(364,356)
Fair value of net assets acquired	(1,210)
FDIC payable	(9,459)

Goodwill	$10,669

        The goodwill arising from the acquisition reflects the increased market share and related synergies that are expected to be gained. The goodwill was assigned to the Company's Retail Banking and Corporate Banking reportable business segments. See Note 7 to these consolidated financial statements for additional information on the goodwill allocation. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

        The Bank did not immediately acquire the banking facilities, including furniture, fixtures, and equipment, as part of the Agreement. However, the Bank had the option to purchase these assets and assume leases from the FDIC for a term expiring 90 days after the acquisition date, unless extended. The Bank extended the option to purchase these assets to September 30, 2010 and is evaluating which banking facilities and equipment it may purchase or lease. These assets are currently leased from the FDIC on a month-to-month basis.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

        The following table reflects the estimated fair values of the assets acquired and liabilities assumed for the Frontier transaction on the acquisition date:

(Dollars in thousands)
Assets:
Cash and due from banks	$35,953
Interest bearing deposits in banks	5,000
Federal funds sold	178,395

Total cash and cash equivalents	219,348
Securities available for sale	78,587
FDIC covered loans	1,566,888
Goodwill	10,669
Core deposit intangible	12,650
FDIC indemnification asset	859,973
FDIC covered OREO	154,566
Other assets	23,611

Total assets acquired	$2,926,292

Liabilities:
Deposits:
Noninterest bearing	$303,433
Interest bearing	2,184,304

Total deposits	2,487,737
Federal funds purchased and securities sold under repurchase agreement	1,940
Advances from FHLB	383,359
Other borrowed funds	1,280
Other liabilities	51,976

Total liabilities assumed	$2,926,292

        The following is a description of the methods used to determine the acquisition date fair values of significant assets and liabilities presented above.

Loans

        Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participant's cost of funds, servicing costs, and return requirements for comparable risk assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

Other real estate owned

        OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal.

FDIC indemnification asset

        The FDIC indemnification asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to dispose of them. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. The expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC.

Deposits

        The fair values used for the demand, transaction accounts and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

Advances from the Federal Home Loan Bank

        The advances from FHLB were recorded at their estimated fair value, which was based on quoted prices supplied by the FHLB. Subsequent to the acquisition dates, all of these advances were repaid in full.

Tamalpais Bank:

        On April 16, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Tamalpais Bank of San Rafael, California (Tamalpais). Tamalpais operated 7 branches in California. Excluding the effects of purchase accounting adjustments, the Bank acquired total assets of $616.8 million, including $497.8 million in loans, and assumed $421.0 million of deposits. Certain of the assumed deposits were acquired at a premium of 2 percent and the assets were acquired at a discount to Tamalpais' book value of 10 percent.

        In connection with the acquisition, the Bank also entered into two loss share agreements, which have terms similar to those contained in the Frontier transaction with the FDIC. At Tamalpais' acquisition date, covered assets totaled $506.2 million with a fair value of $380.9 million. The assets acquired and liabilities assumed were recorded at acquisition date fair values. The methods used for determining fair values were consistent with those used for Frontier as described above. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Note 4—Privatization

        The privatization transaction was accounted for as a business combination and the purchase price was pushed down to the Company's consolidated financial statements. Accordingly, the purchase price paid by

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Privatization (Continued)

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

        The Company recorded amortization (accretion) of the fair value adjustments by category for the three and six months ended June 30, 2009 and 2010 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010
Securities	$(10,181)	$(7,557)	$(16,968)	$(14,131)
Loans	(21,749)	(12,934)	(54,614)	(27,267)
Cash flow hedges	3,565	683	7,330	1,756
Premises and equipment	2,007	2,285	4,055	4,437
Intangible assets	39,859	30,019	80,383	61,607
Long-term debt	910	910	1,820	1,820

Total amortization	$14,411	$13,406	$22,006	$28,222

        The Company recorded expenses for the privatization transaction for the three and six months ended June 30, 2009 and 2010 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010
Salaries and employee benefits(1)	$6,768	$426	$32,949	$5,579
Professional services	662	—	1,267	—
Other	3	—	36	—

Total	$7,433	$426	$34,252	$5,579

(1)
Represents the amortization of the bridge award compensation.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	June 30, 2009
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other U.S. government	$697,942	$12,188	$434	$709,696
Residential mortgage-backed securities—agency	5,847,261	156,976	8,621	5,995,616
Residential mortgage-backed securities—non-agency	541,073	53	90,434	450,692
State and municipal	48,353	1,926	65	50,214
Asset-backed and debt securities	113,405	—	16,435	96,970
Equity securities	100,156	158	417	99,897
Foreign securities	88	—	—	88

Total securities available for sale	$7,348,278	$171,301	$116,406	$7,403,173

	December 31, 2009
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$299,488	$189	$—	$299,677
Other U.S. government	12,311,626	13,165	47,373	12,277,418
Residential mortgage-backed securities—agency	9,215,771	171,513	25,161	9,362,123
Residential mortgage-backed securities—non-agency	454,646	36	63,243	391,439
State and municipal	43,287	1,830	21	45,096
Asset-backed and debt securities	112,609	1,598	6,072	108,135
Equity securities	74,791	441	291	74,941

Total securities available for sale	$22,512,218	$188,772	$142,161	$22,558,829

	June 30, 2010
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$300,274	$35	$—	$300,309
Other U.S. government	11,970,568	117,693	19	12,088,242
Residential mortgage-backed securities—agency	8,625,866	196,764	1,746	8,820,884
Residential mortgage-backed securities—non-agency	386,673	1,349	47,699	340,323
State and municipal	45,867	1,887	8	47,746
Asset-backed and debt securities	110,817	4,412	3,775	111,454
Equity securities	79,463	542	382	79,623

Total securities available for sale	$21,519,528	$322,682	$53,629	$21,788,581

(1)
Amortized cost reflects fair value adjustments as a result of the Company's privatization transaction. Refer to Note 4 to these consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

Securities Held to Maturity

	June 30, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,736,180	$—	$564,800	$1,171,380	$49,218	$107,785	$1,112,813

Total securities held to maturity	$1,736,180	$—	$564,800	$1,171,380	$49,218	$107,785	$1,112,813

	December 31, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,758,716	$—	$531,094	$1,227,622	$231,135	$1,199	$1,457,558
Foreign securities	96	—	—	96	—	—	96

Total securities held to maturity	$1,758,812	$—	$531,094	$1,227,718	$231,135	$1,199	$1,457,654

	June 30, 2010
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,764,111	$—	$498,320	$1,265,791	$176,261	$8,551	$1,433,501
Foreign securities	95	—	—	95	—	—	95

Total securities held to maturity	$1,764,206	$—	$498,320	$1,265,886	$176,261	$8,551	$1,433,596

(1)
For securities transferred to held to maturity from available for sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less payments and any impairment previously recognized in earnings. The amortized cost reflects fair value adjustments as a result of the Company's privatization transaction. Refer to Note 4 to these consolidated financial statements.
(2)
The amount recognized in OCI reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization, while the amount not recognized in OCI reflects the incremental change in value after such transfer.

        For the three and six months ended June 30, 2010, interest income included $0.6 million and $1.2 million, respectively, from non-taxable securities.

        The amortized cost, fair value, and carrying value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

Maturity Schedule of Securities

Securities Available for Sale(1)

	June 30, 2010
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$3,527,587	$3,529,943
Due after one year through five years	9,034,676	9,156,846
Due after five years through ten years	1,077,326	1,114,862
Due after ten years	7,800,476	7,907,307
Equity securities(2)	79,463	79,623

Total securities available for sale	$21,519,528	$21,788,581

Securities Held to Maturity

	June 30, 2010
(Dollars in thousands)	Amortized Cost(3)(4)	Carrying Value	Fair Value
Due in one year or less	$2,566	$2,710	$2,496
Due after one year through five years	61,873	45,406	54,115
Due after five years through ten years	1,402,877	1,027,341	1,162,422
Due after ten years	296,890	190,429	214,563

Total securities held to maturity	$1,764,206	$1,265,886	$1,433,596

(1)
The remaining contractual maturities of residential mortgage-backed securities are classified without regard to prepayments. The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.
(2)
Equity securities do not have a stated maturity.
(3)
Amortized cost reflects fair value adjustments as a result of the Company's privatization transaction. Refer to Note 4 to these consolidated financial statements.
(4)
For securities transferred to held to maturity from available for sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less payments and any impairment previously recognized in earnings.

        The proceeds from sales of securities available for sale, gross realized gains and gross realized losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010
Proceeds from sales	$24,234	$2,090,143
Gross realized gains	601	64,540
Gross realized losses	—	435

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

Analysis of Unrealized Losses on Securities

        At June 30, 2009, December 31, 2009 and June 30, 2010, the Company's securities, with a continuous unrealized loss position are shown below, separately for periods less than and greater than 12 months.

Securities Available for Sale

	June 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$151,379	$434	4	$—	$—	—	$151,379	$434	4
Residential mortgage-backed securities—agency	746,712	4,962	22	329,462	3,659	45	1,076,174	8,621	67
Residential mortgage-backed securities—non-agency	—	—	—	437,456	90,434	18	437,456	90,434	18
State and municipal	2,942	19	9	2,090	46	8	5,032	65	17
Asset-backed and debt securities	5,693	1,112	2	91,277	15,323	13	96,970	16,435	15
Equity securities	156	37	1	38	380	1	194	417	2

Total securities available for sale	$906,882	$6,564	38	$860,323	$109,842	85	$1,767,205	$116,406	123

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$8,682,501	$47,373	106	$—	$—	—	$8,682,501	$47,373	106
Residential mortgage-backed securities—agency	2,928,456	24,628	61	232,670	533	28	3,161,126	25,161	89
Residential mortgage-backed securities—non-agency	—	—	—	362,471	63,243	17	362,471	63,243	17
State and municipal	760	1	2	1,498	20	6	2,258	21	8
Asset-backed and debt securities	27,325	2,219	3	62,427	3,853	9	89,752	6,072	12
Equity securities	—	—	—	164	291	2	164	291	2

Total securities available for sale	$11,639,042	$74,221	172	$659,230	$67,940	62	$12,298,272	$142,161	234

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

	June 30, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$355,463	$19	9	$—	$—	—	$355,463	$19	9
Residential mortgage-backed securities—agency	713,228	1,672	43	47,117	74	10	760,345	1,746	53
Residential mortgage-backed securities—non-agency	—	—	—	258,234	47,699	16	258,234	47,699	16
State and municipal	1,879	—	4	849	8	5	2,728	8	9
Asset-backed and debt securities	17,387	562	1	31,302	3,213	7	48,689	3,775	8
Equity securities	2,632	191	2	264	191	2	2,896	382	4

Total securities available for sale	$1,090,589	$2,444	59	$337,766	$51,185	40	$1,428,355	$53,629	99

Securities Held to Maturity

	June 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$76,848	$33,365	20	$1,035,965	$639,220	202	$1,112,813	$672,585	222

Total securities held to maturity	$76,848	$33,365	20	$1,035,965	$639,220	202	$1,112,813	$672,585	222

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

Total securities held to maturity	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

	June 30, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$12,197	$214	1	$1,421,304	$506,657	221	$1,433,501	$506,871	222

Total securities held to maturity	$12,197	$214	1	$1,421,304	$506,657	221	$1,433,501	$506,871	222

        The Company's securities are primarily investments in debt securities. Debt securities available for sale and debt securities held to maturity are subject to quarterly impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than not that the Company will be

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of the security. Any impairment on securities the Company intends, or is more likely than not required, to sell is recognized in earnings as the entire difference between the amortized cost and its fair value. Any impairment on securities the Company does not intend, or it is not more likely than not required, to sell before recovery is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss is measured as the difference between the present value of expected cash flows, discounted using the security's effective interest rate, and the amortized cost of the security.

        The following describes the nature of the Company's investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

        At June 30, 2010, the Company did not have the intent to sell temporarily impaired securities until a recovery of the fair value, which may be at maturity, and it is not more likely than not that the Company will have to sell the securities prior to recovery of fair value.

  Other U.S. Government Securities

        Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities are issued with a stated interest rate and mature in less than five years. The unrealized losses on other U.S. Government securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at June 30, 2010.

  Residential Mortgage-Backed Securities—Agency

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at June 30, 2010.

  Residential Mortgage-Backed Securities—Non-Agency

        Non-agency residential mortgage-backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, an insignificant amount of impairment was recognized on three securities during the first half of 2010. With respect to the remaining portfolio at June 30, 2010, the Company expects to recover the entire amortized cost basis of these securities.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The unrealized losses on the state and municipal securities resulted from higher interest rates subsequent to purchase and not from credit quality. As a result, the securities were not other-than-temporarily impaired at June 30, 2010.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at June 30, 2010 consist of $42.9 million in privately placed debt securities issued by power and utilities companies and $5.8 million in commercial mortgage-backed securities. Expected cash flows of these debt securities are assessed to determine if the amortized cost basis of these securities is recoverable. Based on this assessment, the Company concluded that these securities were not other-than-temporarily impaired as of June 30, 2010.

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

        Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Any security with a change in credit rating is also subject to cash flow analysis to determine whether or not an other-than-temporary impairment exists. The fair value of the CLO portfolio was adversely impacted in 2009 and the first half of 2010 by the overall financial market crisis. Although none of the CLOs in the Company's portfolio contain subprime loan assets, widening credit spreads caused their value to decline. Based on the analysis performed as of June 30, 2010 to determine whether any of the unrealized losses related to CLOs were believed to be other-than-temporary, the Company expects to recover the entire amortized cost basis of these securities.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Securities (Continued)

amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At June 30, 2010, the Company had $5.6 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($287.2 million), to support unrealized losses on derivative transactions reported in trading liabilities ($527.8 million) and to secure public and trust department deposits ($4.8 billion).

        At June 30, 2009, December 31, 2009, and June 30, 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $199.0 million ($168.0 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), $442.6 million ($434.6 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), and $287.6 million ($265.3 million of which has been repledged to secure bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned interest and deferred fees of $48 million at June 30, 2009 and $53 million at both December 31, 2009 and June 30, 2010, is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$17,064,253	$15,258,081	$14,674,946
Construction	2,791,583	2,429,009	2,113,669
Mortgage:
Residential	16,216,264	16,716,048	17,089,080
Commercial	8,255,659	8,245,778	8,061,930

	24,471,923	24,961,826	25,151,010
Consumer:
Installment	2,353,090	2,244,239	2,129,996
Revolving lines of credit	1,508,078	1,672,842	1,784,680

Total Consumer	3,861,168	3,917,081	3,914,676
Lease financing	657,339	653,743	641,966

Total loans held for investment, excluding FDIC covered loans	48,846,266	47,219,740	46,496,267
Total loans held for sale	50,254	8,768	2,620

Total loans, excluding FDIC covered loans	48,896,520	47,228,508	46,498,887
FDIC covered loans(1)	—	—	1,864,002

Total loans	48,896,520	47,228,508	48,362,889
Allowance for loan losses	1,081,633	1,357,000	1,357,869

Loans, net	$47,814,887	$45,871,508	$47,005,020

(1)
Represents the acquired loans that are covered by the loss share agreements with the FDIC.

        During the second quarter of 2010, the Company evaluated loans acquired in the Frontier and Tamalpais transactions in accordance with accounting guidance related to loans acquired with deteriorated credit quality. Acquired loans are considered impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that the Company will be unable to collect all contractually required payments receivable. Management elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance using the same methodology. The following table reflects the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Loans and Allowance for Loan Losses (Continued)

carrying value of loans, pursuant to accounting standards for purchased credit-impaired loans and other purchased loans as of June 30, 2010:

	June 30, 2010
(Dollars in thousands)	Purchased credit-impaired loans	Other purchased loans	Total
Commercial, financial and industrial	$421,037	$126,118	$547,155
Construction	358,417	—	358,417
Mortgage:
Residential	114,684	—	114,684
Commercial	764,033	20,413	784,446

Total mortgage	878,717	20,413	899,130
Consumer:
Installment	31,699	27	31,726
Revolving lines of credit	—	27,574	27,574

Total consumer	31,699	27,601	59,300

Total FDIC covered loans	$1,689,870	$174,132	$1,864,002

        The acquired loans are referred to as "covered loans" as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. At the acquisition dates, the estimated fair value of the purchased credit-impaired loan portfolio of Frontier and Tamalpais subject to the loss share agreements was $1.7 billion, which represents the present value of expected cash flows from the portfolio. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimated credit losses in the acquired loan portfolio at the acquisition date.

        The accounting guidance for purchased credit-impaired loans provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a nonperforming loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as performing loans. The initial estimate of cash flows expected to be collected must be updated each subsequent reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment, which would be recorded as a charge to the provision for loan losses. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Loans and Allowance for Loan Losses (Continued)

        The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans as of the respective acquisition dates:

(Dollars in thousands)
Contractually required payments including interest	$3,793,986
Nonaccretable difference	1,746,316

Cash flows expected to be collected (undiscounted)	2,047,670
Accretable yield	298,306

Fair value of purchased credit-impaired loans	$1,749,364

        The accretable yield for purchased credit-impaired loans was as follows for both the three and six months ended June 30, 2010:

(Dollars in thousands)	Accretable Yield
Balance at beginning of period	$—
Additions	298,306
Accretion	(22,279)

Balance at end of period	$276,027

        The carrying value and outstanding balance for the purchased credit-impaired loans as of the respective acquisition dates and at June 30, 2010 were as follows:

(Dollars in thousands)	Acquisition Date	June 30, 2010
Total outstanding balance	$3,153,424	$3,095,471

Carrying value	$1,749,364	$1,689,870

        As of the respective acquisition dates, the contractually required payments receivable, including interest, for all other purchased loans was $268.2 million, the contractual cash flows not expected to be collected was $53.0 million, and the estimated fair value of the loans was $191.0 million. The difference between the acquisition date fair value and the expected cash flows is being accreted to interest income over the remaining life of the loans for all loans that are currently performing.

        All acquired loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the respective acquisition dates.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010
Allowance for loan losses, beginning of period	$870,185	$1,408,013	$737,767	$1,357,000
Loans charged off	153,167	111,494	271,050	247,114
Recoveries of loans previously charged off	1,588	17,963	3,093	34,172

Total net loans charged off	151,579	93,531	267,957	212,942
Provision for loan losses	360,000	44,000	609,000	214,000
Other	3,027	(613)	2,823	(189)

Allowance for loan losses, end of period	1,081,633	1,357,869	1,081,633	1,357,869
Allowance for losses on off-balance sheet commitments	166,374	172,374	166,374	172,374

Allowances for credit losses, end of period	$1,248,007	$1,530,243	$1,248,007	$1,530,243

        The provision for loan losses decreased $316 million to $44 million for the second quarter of 2010 from $360 million for the second quarter of 2009, primarily due to a decrease in criticized loans and lower loss content in the Company's nonaccrual loans during the second quarter of 2010 versus an increase in criticized loans during the second quarter of 2009.

        Nonaccrual loans totaled $1.1 billion, $1.3 billion and $1.4 billion at June 30, 2009, December 31, 2009 and June 30, 2010, respectively. There were $11.0 million, $20.8 million, and $97.6 million ($1.5 million, $3.8 million and $9.3 million of which were on accrual status at June 30, 2009, December 31, 2009 and June 30, 2010, respectively) of troubled debt restructured loans at June 30, 2009, December 31, 2009 and June 30, 2010, respectively. Loans 90 days or more past due and still accruing totaled $4.0 million, $5.0 million and $5.8 million at June 30, 2009, December 31, 2009 and June 30, 2010, respectively.

Note 7—Goodwill and Intangible Assets

        As part of the Company's privatization transaction, the Company recorded goodwill of $2.0 billion and intangible assets of $752 million. See Note 4 to these consolidated financial statements for information on the Company's privatization transaction.

        As a result of the acquisition of certain assets and liabilities of Frontier and Tamalpais, the Company recorded goodwill and core deposit intangible assets totaling $47.7 million and $14.7 million, respectively, in the second quarter of 2010. Goodwill of $34.2 million and $13.5 million was assigned to the Company's Retail Banking and Corporate Banking reportable business segments, respectively. The amount of goodwill recorded represents the residual difference in fair values of the assets acquired net of the liabilities assumed and the payable to the FDIC for the net assets acquired. The core deposit intangible assets will be amortized over approximately 10 years based upon the total economic benefits received. See Note 3 to these consolidated financial statements for information on the Company's business combinations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Goodwill and Intangible Assets (Continued)

  Goodwill

        The changes in the carrying amount of goodwill during the six months ended June 30, 2009 and 2010 are shown below:

(Dollars in thousands)	2009	2010
Balance, January 1,	$2,369,326	$2,369,326
Acquisitions	—	47,653

Balance, June 30,	$2,369,326	$2,416,979

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010
Goodwill by reportable business segment:
Retail Banking	$1,152,648	$1,152,648	$1,186,805
Corporate Banking	1,216,678	1,216,678	1,230,174

Total Goodwill	$2,369,326	$2,369,326	$2,416,979

        The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual goodwill impairment test as of April 1, 2010 was performed during the second quarter of 2010, and no impairment was recognized.

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at June 30, 2009, December 31, 2009 and June 30, 2010.

	June 30, 2009			December 31, 2009			June 30, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$619,398	$(156,314)	$463,084	$619,398	$(233,042)	$386,356	$637,196	$(291,161)	$346,035
Trade name	108,733	(2,057)	106,676	108,733	(3,430)	105,303	108,733	(4,804)	103,929
Customer relationships	53,761	(3,427)	50,334	53,761	(5,531)	48,230	53,761	(7,653)	46,108
Other	9,555	(962)	8,593	9,555	(1,498)	8,057	10,470	(2,325)	8,145

Subtotal—intangibles with a definite useful life	$791,447	$(162,760)	$628,687	$791,447	$(243,501)	$547,946	$810,160	$(305,943)	$504,217

Other intangibles with an indefinite useful life	12,719	—	12,719	13,094	—	13,094	13,094	—	13,094

Total intangibles	$804,166	$(162,760)	$641,406	$804,541	$(243,501)	$561,040	$823,254	$(305,943)	$517,311

        Total amortization expense for the second quarters of 2009 and 2010 was $40.3 million and $30.6 million, respectively. Total amortization expense for the six months ended June 30, 2009 and 2010 was $81.2 million and $62.4 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense at June 30, 2010 is as follows:

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets with a Definite Useful Life
Estimated amortization expense for the years ending:
Remaining 2010	$57,196	$1,373	$2,123	$834	$61,526
2011	90,273	2,747	3,968	1,510	98,498
2012	71,835	2,747	3,679	1,059	79,320
2013	47,459	2,747	3,436	1,076	54,718
2014	34,151	2,747	3,232	766	40,396
Thereafter	45,121	91,568	29,670	2,900	169,259

Total estimated amortization expense	$346,035	$103,929	$46,108	$8,145	$504,217

Note 8—Variable Interest Entities

        Effective January 1, 2010, the Company adopted ASU 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." At adoption of this guidance, the Company recorded increases in total assets of $281 million, liabilities of $9 million and stockholder's equity attributable to noncontrolling interests of $272 million. The cumulative effect on retained earnings was not significant.

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

        At June 30, 2010, $307 million in assets and $10 million in liabilities were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as cash and due from banks, the liabilities are primarily included in medium- and long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity investors

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Variable Interest Entities (Continued)

in the LIHC investments have any recourse to the general credit of the Company and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        For the three months and six months ended June 30, 2010, the Company recorded $6 million and $11 million of expenses related to its consolidated VIEs, respectively. The expenses are included in other noninterest expense on the Company's consolidated statements of income.

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

  LIHC Guaranteed Syndicated Investment Funds

        The Company also forms limited liability companies (LLCs), which in turn invest in low income housing tax credit operating partnerships. Interests in these funds are sold to third parties who pay a premium for a guaranteed return. The Company earns structuring fees from the sale of these funds and asset management fees. The Company also serves as the funds' non-member asset manager and guarantor. As sponsor and non-member asset manager of the funds, the Company's activities include selecting, evaluating, structuring, negotiating and closing investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. As guarantor, the Company guarantees a minimum rate of return throughout the investment term. There is no single third-party investor with the power to remove the Company as asset manager. In the Company's role as sponsor and asset manager, it directs the activities that most significantly impact the fund's economic performance. Separately, it has an obligation to absorb losses pertaining to its minimum rate of return guarantee to investors. For details of the guarantee, see Note 17 to these consolidated financial statements.

Unconsolidated VIEs in Which the Company has a Variable Interest

        The Company holds variable interests in other VIEs that it is not required to consolidate as it is not the primary beneficiary. In such cases, it does not hold the power, through its equity investments or otherwise, to direct the VIE's significant activities. The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at June 30, 2010. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Variable Interest Entities (Continued)

maximum exposure to loss represents the carrying value of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	June 30, 2010
(Dollars in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$476,424	$17,982	$623,774
Renewable energy investments	305,292	—	305,292
Private capital investments	168,543	—	253,083

Total unconsolidated VIEs	$950,259	$17,982	$1,182,149

  LIHC Investments

        The Company makes equity investments in various private investment partnership funds and limited partnerships that sponsor qualified affordable housing projects. As a limited partner and non-managing investor member in these operating partnerships, the Company is allocated tax credits and tax deductions from operating losses associated with the underlying properties. The power to direct the activities of the investments resides with the general partner and/or managing member of these partnerships. As a result, the Company does not consolidate these investments. These LIHC investments are accounted for under the equity or effective yield method and are reflected in other assets on the Company's consolidated balance sheet. The Company increases the LIHC investment carrying amount and recognizes a liability for all unconditional unfunded equity commitments. These liabilities are reflected in other liabilities on the Company's consolidated balance sheet. In addition, the Company has $147 million in off-balance sheet conditional unfunded commitments that may be drawn when specific conditions are achieved, including the completion of construction of low income housing units. These unfunded commitments are included in the maximum exposure to loss attributable to LIHC investments in the table above.

  Renewable Energy Investments

        The Company makes equity investments in LLCs created to operate and manage renewable energy projects. The managing member or general partner of the LLC identifies and selects the assets of the entity and provides management and/or oversight of the ongoing operations of the renewable energy project. As a passive and limited investor member, the Company is allocated production tax credits and taxable income or losses associated with the projects. These renewable energy investments are accounted for under the equity method with the investments reflected in other assets on the Company's consolidated balance sheet.

  Private Capital Investments

        The Company makes equity investments in various private capital investment funds either directly in privately held companies or indirectly through private equity funds. As a passive investor, the Company has no rights that provide the power to direct the activities of the investments. The power to identify and select the assets of the investments resides with the managing member or general partner of each direct and fund investment. These private capital investments are accounted for under either the cost or equity method and are reflected in other assets on the Company's consolidated balance sheet. In addition, the Company has

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Variable Interest Entities (Continued)

off-balance sheet unfunded commitments of $85 million to provide additional liquidity as required by the funds. These unfunded commitments are reflected in the maximum exposure to loss attributable to private capital investments in the table above.

Note 9—Private Capital and Other Investments

        The following table shows the balances of private capital and other investments, which are recorded in other assets, at June 30, 2009, December 31, 2009 and June 30, 2010.

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010
Private capital and other investments:
Private capital investments—cost basis	$170,390	$119,121	$117,809
Private capital investments—equity method	—	46,296	64,049
LIHC investments—guaranteed	201,374	185,779	169,088
LIHC investments—unguaranteed	327,385	319,031	309,947
Consolidated VIEs	—	—	293,881
Renewable energy investments	280,331	305,917	305,292

Total private capital and other investments	$979,480	$976,144	$1,260,066

        The Company invests in private capital funds either directly in privately held companies or indirectly through private equity funds. These investments are accounted for based on the cost or equity method depending on whether the Company has significant influence over the investee. The investments' fair value is estimated when events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. Fair value is estimated based on the company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the net asset value (NAV) of the fund. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a recovery is unlikely or will not occur for a reasonable period of time, an other-than-temporary impairment is recorded. Based on this analysis, the Company recorded $4.6 million of other-than-temporary impairment on its private capital investments in the six months ended June 30, 2010.

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are accounted for under the equity method. As of June 30, 2010, this category also included $29.9 million of investments in real estate private equity funds that are compliant with the Community Reinvestment Act Standards (CRA investments). These investments are tested quarterly for impairment. The Company had no other-than-temporary impairment on its unguaranteed LIHC and CRA investments during the six months ended June 30, 2010.

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. These investments are tested quarterly

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Private Capital and Other Investments (Continued)

for impairment. The Company had no other-than-temporary impairment on its guaranteed LIHC investments during the six months ended June 30, 2010.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for the Company's share of partnership net income and distributions received. These investments are tested annually for impairment, based on projected operating results and expected realizability of tax credits. The Company had no other-than-temporary impairment during the six months ended June 30, 2010 on its renewable energy investments.

Note 10—Employee Pension and Other Postretirement Benefits

        The following table summarizes the components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2010.

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010	2009	2010
Components of net periodic benefit cost
Service cost	$12,571	$13,056	$2,332	$2,347	$256	$263
Interest cost	20,723	22,923	3,055	3,287	941	934
Expected return on plan assets	(35,086)	(36,488)	(2,501)	(3,092)	—	—
Amortization of prior service cost	—	—	(16)	(16)	—	—
Amortization of transition amount	—	—	328	328	—	—
Recognized net actuarial loss	3,036	4,107	2,153	1,363	305	218

Total net periodic benefit cost	$1,244	$3,598	$5,351	$4,217	$1,502	$1,415

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010	2009	2010
Components of net periodic benefit cost
Service cost	$26,188	$24,954	$4,664	$4,695	$511	$526
Interest cost	41,534	45,291	6,110	6,575	1,882	1,868
Expected return on plan assets	(70,305)	(73,001)	(5,002)	(6,185)	—	—
Amortization of prior service cost	—	—	(31)	(31)	—	—
Amortization of transition amount	—	—	656	656	—	—
Recognized net actuarial loss	6,090	7,285	4,306	2,725	1,171	437

Total net periodic benefit cost	$3,507	$4,529	$10,703	$8,435	$3,564	$2,831

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

Note 11—Other Noninterest Income and Noninterest Expense

        The details of other noninterest income and noninterest expense are as follows:

Other Noninterest Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Private capital and other investment income	$3,910	$15,922	$1,356	$19,356
Standby letters of credit fees	8,092	9,210	15,137	17,668
Trade related commission and fees	1,920	1,848	3,758	3,539
FDIC indemnification asset accretion	—	8,245	—	8,245
Other	10,685	12,374	21,476	25,326

Total other noninterest income	$24,607	$47,599	$41,727	$74,134

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Other Noninterest Income and Noninterest Expense (Continued)

Other Noninterest Expense

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Low income housing credit investment amortization	$11,026	$14,248	$21,192	$27,774
Advertising and public relations	11,349	11,476	21,970	21,641
Communications	9,192	9,726	17,910	19,255
Data processing	8,042	8,176	16,617	16,286
Travel	4,549	7,711	10,901	13,170
Printing and office supplies	4,016	4,701	8,956	9,659
Foreclosed asset expense	3,282	871	4,168	673
Expenses related to consolidated VIEs	—	5,825	—	10,864
Other	12,247	8,766	20,135	22,503

Total other noninterest expense	$63,703	$71,500	$121,849	$141,825

Note 12—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.03%, 0.07% and 0.11% at June 30, 2009, December 31, 2009 and June 30, 2010, respectively	$203,205	$150,453	$101,516
Commercial paper, with weighted average interest rates of 0.47%, 0.16%, and 0.21% at June 30, 2009, December 31, 2009 and June 30, 2010, respectively	492,127	888,541	610,580
Other borrowed funds:
Federal Home Loan Bank borrowings, with weighted average interest rates of 0.86% at June 30, 2009	400,000	—	—
Term federal funds purchased, with weighted average interest rates of 0.72%, 0.19% and 0.29% at June 30, 2009, December 31, 2009 and June 30, 2010, respectively	102,000	505,000	175,000
All other borrowed, with weighted average interest rates of 1.29%, 1.75% and 0.74% at June 30, 2009, December 31, 2009 and June 30, 2010, respectively	104,019	86,934	111,275

Total borrowed funds	$1,301,351	$1,630,928	$998,371

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Medium- and Long-Term Debt

        The following is a summary of the Company's medium-term senior debt, medium-term note payable, and long-term subordinated debt:

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010
Medium-Term senior debt:
Fixed rate Federal Home Loan Bank Advances. These notes bear a combined weighted average rate of 2.38% at June 30, 2009, 2.93% at December 31, 2009 and 2.62% at June 30, 2010	$2,901,000	$2,001,000	$2,501,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.70% at June 30, 2009, 0.33% at December 31, 2009, and 0.62% at June 30, 2010	500,000	500,000	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.82% at June 30, 2009, 0.45% at December 31, 2009 and 0.74% at June 30, 2010	500,000	500,000	500,000
Medium-Term note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	—	—	7,853
Long-Term subordinated debt:
Fixed rate 5.25% notes due December 2013	441,422	434,362	427,862
Fixed rate 5.95% notes due May 2016	788,646	776,822	765,688

Total medium- and long-term debt	$5,131,068	$4,212,184	$4,702,403

        As of June 30, 2009, December 31, 2009 and June 30, 2010, the Company had pledged loans and securities of $39.5 billion, $38.0 billion, and $36.0 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and Federal Home Loan Bank.

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

        Under the TLG Program, as amended on June 3, 2009, the Bank's senior unsecured debt with a maturity of more than 30 days and issued between October 14, 2008 and October 31, 2009 is guaranteed by the full faith and credit of the United States. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Medium- and Long-Term Debt (Continued)

the earlier of either the maturity date of the debt or June 30, 2012. For debt issued on or after April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or December 31, 2012.

Note 14—Fair Value Measurement and Fair Value of Financial Instruments

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

  Trading Account Liabilities: Trading account liabilities are recorded at fair value and primarily consist of derivatives and securities sold, not yet purchased. See discussion above on derivatives valuation. Securities sold, not yet purchased consist of U.S. Government securities and are measured as Level 1.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

  Private Equity and CRA Investments: Private equity and CRA investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of the investments was estimated using the net asset value (NAV) of the fund or based on the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity and CRA investment measurements are generally classified as Level 3.

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

  LIHC Investments: LIHC investments represent guaranteed and unguaranteed funds that are recorded using the effective yield or equity method of accounting, with the investment amortized over the period the tax credits are allocated. These investments are evaluated for impairment based on the realizability of the tax credits and benefits from operating losses. Realizability of the tax credits is based on the qualification of low-income status for the underlying properties. These investments are generally classified as Level 3.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, December 31, 2009 and June 30, 2010, by major category and by valuation hierarchy level.

	June 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$66,829	$—	$—	$—	$66,829
Other U.S. government	46,895	—	—	—	46,895
State and municipal	—	8,446	—	—	8,446
Commercial paper	—	47,194	—	—	47,194
Derivative contracts	1,985	801,314	—	(67,027)	736,272

Total trading account assets	115,709	856,954	—	(67,027)	905,636
Securities available for sale:
Other U.S. government	709,696	—	—	—	709,696
Residential mortgage-backed securities	—	6,446,308	—	—	6,446,308
State and municipal	—	45,466	4,748	—	50,214
Asset-backed and debt securities	—	96,970	—	—	96,970
Equity securities	98,337	—	1,560	—	99,897
Foreign securities	—	88	—	—	88

Total securities available for sale	808,033	6,588,832	6,308	—	7,403,173
Other assets(2)	—	139,765	—	(50,126)	89,639

Total assets	$923,742	$7,585,551	$6,308	$(117,153)	$8,398,448

Liabilities
Trading account liabilities:
Derivatives	$5,590	$757,265	$—	$(117,153)	$645,702
Securities sold, not yet purchased	45,002	—	—	—	45,002

Total trading account liabilities	50,592	757,265	—	(117,153)	690,704

Total liabilities	$50,592	$757,265	$—	$(117,153)	$690,704

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
(2)
Other assets include nontrading derivatives.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$131,295	$—	$—	$—	$131,295
Other U.S. government	55,675	—	—	—	55,675
State and municipal	—	52,430	—	—	52,430
Commercial paper	—	47,993	—	—	47,993
Foreign exchange derivative contracts	516	49,558	—	(7,840)	42,234
Energy derivative contracts	—	181,306	—	(28,292)	153,014
Interest rate derivative contracts	133	636,424	—	(17,024)	619,533
Equity derivative contracts	—	18,604	—	(1,678)	16,926

Total trading account assets	187,619	986,315	—	(54,834)	1,119,100
Securities available for sale:
U.S. Treasury	300,309	—	—	—	300,309
Other U.S. government	12,088,242	—	—	—	12,088,242
Residential mortgage-backed securities—agency	—	8,820,884	—	—	8,820,884
Residential mortgage-backed securities—non-agency	—	340,323	—	—	340,323
State and municipal	—	40,501	7,245	—	47,746
Asset-backed and debt securities	—	111,454	—	—	111,454
Equity securities	78,225	—	1,398	—	79,623

Total securities available for sale	12,466,776	9,313,162	8,643	—	21,788,581
Other assets:
Interest rate hedging contracts	—	14,632	—	(4,099)	10,533

Total other assets	—	14,632	—	(4,099)	10,533

Total assets	$12,654,395	$10,314,109	$8,643	$(58,933)	$22,918,214

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$357	$32,805	$—	$(7,083)	$26,079
Energy derivative contracts	—	180,389	—	(23,206)	157,183
Interest rate derivative contracts	1,450	599,830	—	(46,253)	555,027
Equity derivative contracts	—	18,604	—	—	18,604
Securities sold, not yet purchased	58,389	—	—	—	58,389

Total trading account liabilities	60,196	831,628	—	(76,542)	815,282
Other liabilities	—	—	41,697	—	41,697

Total liabilities	$60,196	$831,628	$41,697	$(76,542)	$856,979

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2010. Level 3 available for sale securities primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

Securities Available for Sale

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009	2010
Balance, beginning of period	$4,731	$8,182	$1,203,092	$6,878
Total gains/(losses) (realized/unrealized):
Included in income before taxes	—	—	20	—
Included in other comprehensive income (loss)	39	(27)	(54,711)	(20)
Purchases, sales, issuances and settlements	1,538	488	1,721	1,785
Transfers in (out) Level 3(1)	—	—	(1,143,814)	—

Balance, end of period	$6,308	$8,643	$6,308	$8,643

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$—	$—

Other Liabilities

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in thousands)	2010	2010
Balance, beginning of period	$—	$—
Purchases, sales, issuances and settlements	41,697	41,697

Balance, end of period	$41,697	$41,697

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not measured at fair value on a recurring basis and therefore are not subject to this fair value disclosure requirement.

        There were no transfers in or out of the Level 1 and 2 valuation hierarchies during the six months ended June 30, 2010.

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009 and 2010 that were still held on the consolidated balance sheet as of the respective periods

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2009
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended June 30, 2009	Loss for the Six Months Ended June 30, 2009
Securities:
Held to Maturity Investments	$1,556	$—	$—	$1,556	$(767)	$(767)
Loans:
Loans Held for Sale	24,506	—	8,525	15,981	(85)	(85)
Impaired Loans	360,790	—	—	360,790	(75,345)	(115,635)
Other Assets:
OREO	8,861	—	—	8,861	(2,224)	(2,884)
CRA Investments	8,165	—	—	8,165	(5,103)	(5,493)
Private Equity Investments	24,095	—	—	24,095	(2,473)	(4,827)

Total	$427,973	$—	$8,525	$419,448	$(85,997)	$(129,691)

	June 30, 2010
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended June 30, 2010	Loss for the Six Months Ended June 30, 2010
Loans:
Impaired Loans	$662,157	$—	$—	$662,157	$(9,071)	$(23,838)
Other Assets:
OREO	35,372	—	—	35,372	(729)	(1,775)
Private Equity Investments	9,892	—	—	9,892	(2,879)	(4,641)

Total	$707,421	$—	$—	$707,421	$(12,679)	$(30,254)

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

        Other assets consist of private equity investments that were written down to fair value due to impairment and OREO that was measured at the lower of cost or fair value. The fair value of OREO was primarily based on independent appraisals.

        Private equity investments with a total fair value of $9.9 million at June 30, 2010 relate to five funds that invest in the communications and media industries, the oil and gas sector, office and industrial properties, mezzanine, private equity and other senior debt instruments of companies undergoing leveraged buyouts or

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

recapitalization. The fair value of these investments was estimated using NAV. There was $2.6 million in unfunded commitments related to these investments included in the above nonrecurring fair value table at June 30, 2010.

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

        Certain financial instruments that are not recognized at fair value on the consolidated balance sheet are carried at amounts that approximate fair value due to their short-term nature. These financial instruments include cash and due from banks, interest bearing deposits in banks, federal funds sold and purchased, securities purchased under resale agreements, securities sold under repurchase agreements and commercial paper. In addition, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing checking, and market rate and other savings are deemed to equal their carrying values.

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

        The carrying value of the off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, represent the unamortized fee income assessed based on the credit quality and other covenants imposed on the borrower. Since the amount originally assessed represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments.

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

        Loans:    The fair values of FDIC covered loans were originally estimated at acquisition date using a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The carrying value at June 30, 2010 approximated fair value. The fair values of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other types of loans were estimated based upon the type of loan and maturity. The fair value of these loans was determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings.

        FDIC indemnification asset:    The fair value of the FDIC indemnification asset was estimated at each acquisition date using the present value of the cash flows that the Bank expect to collect from the FDIC under the loss share agreements. The carrying value at June 30, 2010, which reflects accretion since acquisition dates, approximated fair value.

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

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2009 and June 30, 2010.

	December 31, 2009		June 30, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$1,227,718	$1,457,558	$1,265,886	$1,433,596
Loans, net of allowance for loan losses(1)	45,222,765	44,924,749	46,369,254	46,179,201
FDIC indemnification asset	—	—	908,771	908,771
Liabilities
Interest bearing deposits	53,958,664	53,969,991	50,951,294	51,009,041
Other borrowed funds	591,934	591,953	286,275	286,295
Medium- and long-term debt	4,212,184	4,180,328	4,702,403	4,721,276
Junior subordinated debt payable to subsidiary grantor trust	13,527	13,076	13,419	14,307
Off-Balance Sheet Instruments
Commitments to extend credit	122,986	122,986	119,098	119,098
Standby and commercial letters of credit	5,772	5,772	6,350	6,350

(1)
Excludes lease financing, net of related allowance

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Derivative Instruments and Other Financial Instruments Used For Hedging

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

        The tables below present the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments under US GAAP and all other derivative instruments as of June 30, 2009, December 31, 2009 and June 30, 2010.

	June 30, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$6,250,000	Other assets	$139,765	Other liabilities	$—

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$3,138,371	Trading account assets	$51,673	Trading account liabilities	$42,479
Energy contracts	3,501,515	Trading account assets	255,498	Trading account liabilities	259,186
Interest rate contracts	24,859,280	Trading account assets	489,442	Trading account liabilities	454,504
Equity contracts	148,234	Trading account assets	6,686	Trading account liabilities	6,686
Other contracts	5,778	Other assets	194	Other liabilities	(1,043)

Total derivatives not designated as hedging instruments under US GAAP	$31,653,178		$803,493		$761,812

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	December 31, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$8,800,000	Other assets	$97,186	Other liabilities	$12,164

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$2,701,925	Trading account assets	$22,398	Trading account liabilities	$27,097
Energy contracts	3,405,389	Trading account assets	166,395	Trading account liabilities	167,640
Interest rate contracts	25,226,564	Trading account assets	446,756	Trading account liabilities	424,060
Equity contracts	254,372	Trading account assets	14,133	Trading account liabilities	14,133
Other contracts	5,350	Other assets	389	Other liabilities	(848)

Total derivatives not designated as hedging instruments under US GAAP	$31,593,600		$650,071		$632,082

	June 30, 2010
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under US GAAP:
Interest rate contracts(2)	$4,000,000	Other assets	$14,632	Other liabilities	$—

Derivatives not designated as hedging instruments under US GAAP:
Foreign exchange contracts	$3,762,692	Trading account assets	$50,074	Trading account liabilities	$33,162
Energy contracts	3,644,782	Trading account assets	181,306	Trading account liabilities	180,389
Interest rate contracts	27,359,745	Trading account assets	636,557	Trading account liabilities	601,280
Equity contracts	702,274	Trading account assets	18,605	Trading account liabilities	18,605
Other contracts	4,667	Other assets	260	Other liabilities	(977)

Total derivatives not designated as hedging instruments under US GAAP	$35,474,160		$886,802		$832,459

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.
(2)
The fair value includes unamortized premium of $6.1 million, $3.0 million and $4.3 million related to terminated contracts at June 30, 2009, December 31, 2009 and June 30, 2010, respectively.

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At June 30, 2010, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $73.1million. The Company had pledged securities (including accrued interest) of $55.0 million for collateral in the normal course of business. If all of the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2010, the Company would have been required to provide additional collateral of $18.1 million to settle these contracts.

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At June 30, 2010, the weighted average remaining life of the currently active (excluding any forward positions) cash flow hedges was approximately 2.8 years.

        The Company uses purchased interest rate floors to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Payments received under the floor contract offset the decline in loan interest income if the relevant LIBOR index falls below the floor's strike rate.

        The Company uses interest rate floor corridors to hedge the variable cash flows associated with 1-month or 3-month LIBOR indexed loans. Net payments to be received under the floor corridor contracts offset the decline in loan interest income if the relevant LIBOR index falls below the corridor's upper strike rate but only to the extent the index remains above the lower strike rate. The corridor will not provide protection from declines in the relevant LIBOR index to the extent it falls below the corridor's lower strike rate.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        The Company uses interest rate cap corridors to hedge the variable cash flows associated with the forecasted issuance and rollover of short-term, fixed rate CDs. In these hedging relationships, the Company hedges changes in interest rates, either 1-month, 3-month, or 6-month LIBOR, based on the original term to maturity of the CDs. Net payments received under the cap corridor contract offset increases in deposit interest expense caused by the relevant LIBOR index rising above the corridor's lower strike rate but only to the extent the index does not exceed the upper strike rate. The corridor will not provide protection from increases in the relevant LIBOR index to the extent it rises above the corridor's upper strike rate.

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

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. Based upon amounts included in accumulated other comprehensive income at June 30, 2010, the Company expects to realize approximately $4.6 million in net interest income during the twelve months ending June 30, 2011. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2009 and June 30, 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in thousands)	2009	2010	Location	2009	2010	Location	2009	2010
Derivatives in cash flow hedging relationships
			Interest income	$33,198	$17,265
Interest rate contracts	$28,675	$(12,806)	Interest expense	41	—	Noninterest expense	$61	$1

Total	$28,675	$(12,806)		$33,239	$17,265		$61	$1

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in thousands)	2009	2010	Location	2009	2010	Location	2009	2010
Derivatives in cash flow hedging relationships
			Interest income	$65,336	$37,381
Interest rate contracts	$35,657	$(14,703)	Interest expense	15	—	Noninterest expense	$75	$(5)

Total	$35,657	$(14,703)		$65,351	$37,381		$75	$(5)

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        The following tables present the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the three and six months ended June 30, 2009 and June 30, 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in thousands)	Location	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$3,976	$8,533
Foreign exchange contracts	Trading account activities	9,376	17,447
Energy contracts	Trading account activities	(3,882)	453
Equity contracts	Trading account activities	681	1,108
Other contracts	Interest expense	(44)	(82)

Total		$10,107	$27,459

	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in thousands)	Location	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$5,594	$8,035
Foreign exchange contracts	Trading account activities	7,776	16,695
Energy contracts	Trading account activities	2,948	5,232
Equity contracts	Trading account activities	3,180	6,121
Other contracts	Interest expense	(21)	(45)

Total		$19,477	$36,038

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$35,657	$(14,010)	$21,647
Less: accretion of privatization-related fair value adjustment	7,330	(2,804)	4,526
Less: reclassification adjustment for net gains on hedges included in net income	(65,351)	25,601	(39,750)

Net change in unrealized gains on hedges	(22,364)	8,787	(13,577)

Securities:
Unrealized holding gains arising during the period on securities available for sale	54,706	(21,494)	33,212
Reclassification adjustment for net gains on securities available for sale included in net income	(598)	235	(363)
Less: accretion of privatization-related fair value adjustment on securities available for sale	(10,553)	4,146	(6,407)
Less: accretion of privatization-related fair value adjustment on held-to-maturity securities	(6,414)	2,520	(3,894)
Less: accretion of net unrealized losses on held to maturity securities	30,369	(11,932)	18,437

Net change in unrealized losses on securities	67,510	(26,525)	40,985

Foreign currency translation adjustment	331	(130)	201

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(31)	12	(19)
Amortization of transition amount	656	(258)	398
Recognized net actuarial loss	11,567	(4,545)	7,022

Net change in pension and other benefits	12,192	(4,791)	7,401

Net change in accumulated other comprehensive loss	$57,669	$(22,659)	$35,010

For the Six Months Ended June 30, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(14,703)	$5,777	$(8,926)
Less: accretion of privatization-related fair value adjustment	1,756	(690)	1,066
Less: Reclassification adjustment for net gains on hedges included in net income	(39,137)	15,377	(23,760)

Net change in unrealized gains on hedges	(52,084)	20,464	(31,620)

Securities:
Unrealized holding gains arising during the period on securities available for sale	284,703	(111,860)	172,843
Reclassification adjustment for net gains on securities available for sale included in net income	(61,152)	24,027	(37,125)
Less: accretion of privatization-related fair value adjustment on securities available for sale	(1,107)	435	(672)
Less: accretion of privatization-related fair value adjustment on held to maturity securities	(13,024)	5,117	(7,907)
Less: accretion of net unrealized losses on held to maturity securities	45,798	(17,994)	27,804

Net change in unrealized losses on securities	255,218	(100,275)	154,943

Foreign currency translation adjustment	(742)	292	(450)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(31)	12	(19)
Amortization of transition amount	656	(258)	398
Recognized net actuarial loss	10,447	(3,243)	7,204

Net change in pension and other benefits	11,072	(3,489)	7,583

Net change in accumulated other comprehensive loss	$213,464	$(83,008)	$130,456

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the period	(13,577)	40,985	201	7,401	35,010

Balance, June 30, 2009	$59,731	$(311,725)	$(912)	$(523,935)	$(776,841)

Balance, December 31, 2009	$19,298	$(296,309)	$263	$(374,114)	$(650,862)
Change during the period	(31,620)	154,943	(450)	7,583	130,456

Balance, June 30, 2010	$(12,322)	$(141,366)	$(187)	$(366,531)	$(520,406)

Note 17—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	June 30, 2010
Commitments to extend credit	$22,145,572
Standby letters of credit	4,603,630
Commercial letters of credit	54,966
Risk participations in bankers' acceptances	232
Commitments to fund principal investments	85,204
Commitments to fund LIHC investments	147,350
Commitments to fund CLO securities	11,589

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2010, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $6.3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Commitments, Contingencies and Guarantees (Continued)

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

        The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of June 30, 2010, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $215.1 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. The Company has a reserve of $7.5 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company's LIHC investments that were consolidated, refer to Note 8 to these consolidated financial statements.

        The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of June 30, 2010, we had no exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1,579 million at June 30, 2010. The market value of the associated collateral was $1,619 million at June 30, 2010. As of June 30, 2010, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Commitments, Contingencies and Guarantees (Continued)

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2010, the maximum exposure to loss under these contracts totaled $48.5 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at June 30, 2010, the Company had a maximum exposure to loss under these contracts with a low, moderate, and high risk of payment exposure of $3.8 million, $31.3 million, and $13.4 million, respectively. At June 30, 2010, the Company maintained a reserve of $2.3 million for losses related to these guarantees.

        The Company is a member of the Visa USA network (Visa), whose bylaws require members to indemnify it against losses related to certain antitrust lawsuits proportionate to each member's ownership interest in Visa. The Company had a liability of $4.2 million and $3.1 million at December 31, 2009 and June 30, 2010, respectively, representing the estimated fair value of the Company's obligations under the indemnity provisions. Visa has funded all settlements to date for the lawsuits through an escrow account they maintain, but there is no assurance this will continue. Each quarter the Company reviews public disclosures made by Visa about the lawsuits and activity in their escrow account, and uses the information to revise its estimate of the fair value of the indemnity obligation and adjust the liability as appropriate.

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

Note 18—Business Segments

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

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking". The Company's new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with the privatization transaction previously were included in the Company's segment results. To align with the chief operating decision maker's view of these segments, the Company has adjusted the 2009 reportable business segment results to exclude privatization-related goodwill, intangible assets, and related amortization/accretion from the reportable business segment results and included such amounts in "Other."

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 18—Business Segments (Continued)

  •
  Retail Banking offers a range of banking products and services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western U.S. and telephone and internet access 24-hours-a-day. These products offered include mortgages, home equity lines of credit, consumer and commercial loans, and deposit accounts.

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

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation; the transfer pricing center; the earnings associated with the allowance for credit losses; the amount of the provision for credit losses over/(under) the risk-adjusted return on capital (RAROC) expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios.

        The information, set forth in the tables that follow, reflects selected income statement and balance sheet items by business segment. The information presented does not necessarily represent the business units' financial condition and results of operations were they independent entities. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 18—Business Segments (Continued)

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

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$204,921	$261,307	$323,341	$387,326
Noninterest income (expense)	71,856	74,118	131,438	144,793

Total revenue	276,777	335,425	454,779	532,119
Noninterest expense (income)	197,811	230,480	196,570	247,083
Credit expense (income)	6,873	6,718	86,426	74,112

Income (loss) before income taxes and including noncontrolling interests	72,093	98,227	171,783	210,924
Income tax expense (benefit)	28,188	38,407	45,965	58,789

Net income (loss) including noncontrolling interests	43,905	59,820	125,818	152,135
Less: Net income (loss) from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$43,905	$59,820	$125,818	$152,135

Total assets, end of period—Market View (dollars in millions):	$21,974	$22,972	$33,600	$30,896

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2009	2010	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$36,008	$(34,897)	$(13,924)	$(13,343)	$550,346	$600,393
Noninterest income (expense)	(9,621)	40,403	(10,460)	(15,020)	183,213	244,294

Total revenue	26,387	5,506	(24,384)	(28,363)	733,559	844,687
Noninterest expense (income)	145,638	119,287	(7,961)	(12,650)	532,058	584,200
Credit expense (income)	266,840	(36,683)	(139)	(147)	360,000	44,000

Income (loss) before income taxes and including noncontrolling interests	(386,091)	(77,098)	(16,284)	(15,566)	(158,499)	216,487
Income tax expense (benefit)	(146,278)	(24,846)	(6,367)	(6,086)	(78,492)	66,264

Net income (loss) including noncontrolling interests	(239,813)	(52,252)	(9,917)	(9,480)	(80,007)	150,223
Less: Net income (loss) from noncontrolling interests	—	(3,536)	—	—	—	(3,536)

Net income (loss) attributable to UNBC	$(239,813)	$(48,716)	$(9,917)	$(9,480)	$(80,007)	$153,759

Total assets, end of period—Market View (dollars in millions):	$20,158	$32,347	$(1,747)	$(1,905)	$73,985	$84,310

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 18—Business Segments (Continued)

	Retail Banking		Corporate Banking
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$396,471	$505,391	$609,909	$766,876
Noninterest income (expense)	139,359	140,447	246,327	262,423

Total revenue	535,830	645,838	856,236	1,029,299
Noninterest expense (income)	401,854	445,980	413,177	489,652
Credit expense (income)	14,337	13,355	155,286	152,941

Income (loss) before income taxes and including noncontrolling interests	119,639	186,503	287,773	386,706
Income tax expense (benefit)	46,779	72,923	69,732	104,999

Net income (loss) including noncontrolling interests	72,860	113,580	218,041	281,707
Less: Net income (loss) from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$72,860	$113,580	$218,041	$281,707

Total assets, end of period—Market View (dollars in millions):	$21,974	$22,972	$33,600	$30,896

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2009	2010	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$128,753	$(66,328)	$(24,784)	$(31,193)	$1,110,349	$1,174,746
Noninterest income (expense)	(6,554)	78,953	(21,203)	(27,624)	357,929	454,199

Total revenue	122,199	12,625	(45,987)	(58,817)	1,468,278	1,628,945
Noninterest expense (income)	255,465	196,445	(17,055)	(23,305)	1,053,441	1,108,772
Credit expense (income)	439,714	47,983	(337)	(279)	609,000	214,000

Income (loss) before income taxes and including noncontrolling interests	(572,980)	(231,803)	(28,595)	(35,233)	(194,163)	306,173
Income tax expense (benefit)	(209,678)	(82,481)	(11,181)	(13,776)	(104,348)	81,665

Net income (loss) including noncontrolling interests	(363,302)	(149,322)	(17,414)	(21,457)	(89,815)	224,508
Less: Net income (loss) from noncontrolling interests	—	(6,595)	—	—	—	(6,595)

Net income (loss) attributable to UNBC	$(363,302)	$(142,727)	$(17,414)	$(21,457)	$(89,815)	$231,103

Total assets, end of period—Market View (dollars in millions):	$20,158	$32,347	$(1,747)	$(1,905)	$73,985	$84,310

Note 19—Subsequent Events

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

        Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended June 30, 2010 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas as well as nationally and internationally. We had consolidated assets of $84.3 billion at June 30, 2010.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the privatization transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock. Refer to Note 4 to our consolidated financial statements in this Form 10-Q for further information on UnionBanCal's privatization transaction.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2010 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

  Frontier Bank and Tamalpais Bank Acquisitions

        On April 30, 2010, Union Bank acquired certain assets and assumed certain liabilities of Frontier Bank (Frontier) from the Federal Deposit Insurance Corporation (FDIC) in an FDIC-assisted transaction. Additionally on April 16, 2010, Union Bank acquired certain assets and assumed certain liabilities of Tamalpais Bank (Tamalpais) from the FDIC in an FDIC-assisted transaction. For both acquisitions, we entered into loss share agreements with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on acquired loans and other real estate owned (OREO). We refer to the acquired assets subject to the loss share agreements collectively as "covered assets."

        The acquisitions have been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their estimated fair values at their respective acquisition dates. These fair value estimates are considered preliminary and are subject to change for up to one year after the respective acquisition dates as additional information relative to closing date fair values becomes available.

See Note 3 to our consolidated financial statements in this Form 10-Q for additional information regarding these acquisitions.

  Performance Highlights

        Over the past three years, the U.S. and global economies experienced a serious recession and unprecedented volatility in the financial markets. There was significant deterioration in sectors of the U.S consumer and business economy; all of which continue to present challenges during the first half and remainder of 2010 for the banking and financial services industry, as the economic outlook remains uncertain.

        Our sources of revenue are net interest income (predominantly from loans and deposits, and also from investment securities and other funding sources) and noninterest income. For the second quarter of 2010, total revenue was comprised of 71 percent net interest income and 29 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that impact our revenue sources.

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

        In the second quarter of 2010, our net interest income (on a taxable-equivalent basis) increased 9 percent from the second quarter of 2009 to $602.8 million, primarily due to lower rates paid on interest bearing liabilities and investment securities growth, partially offset by lower yields on investment securities. However, our net interest margin of 3.09 percent contracted 32 basis points compared to the same period last year, primarily as a result significant growth in our average interest bearing deposit liabilities, which far outpaced our loan demand. The growth in our deposit liabilities was primarily used to invest in lower yielding U.S. Government and agency securities and interest bearing deposits in banks.

        In the second quarter of 2010, our noninterest income of $244.3 million increased 33 percent from the second quarter of 2009, primarily due to a gain of $28.9 million on the sale of agency mortgage-backed securities and higher trading account activities. In the second quarter of 2010, our noninterest expense of $584.2 million increased 10 percent from the second quarter of 2009, primarily due to higher base salaries and incentive compensation accruals, acquisition related expenses and expenses related to consolidated VIEs. These increases were partially offset by lower regulatory agency expense due to a special assessment in the second quarter of 2009, provision for losses on off-balance sheet commitments, and privatization-related expense and related intangible asset amortization.

        Our effective tax rate was 30.6 percent in the second quarter of 2010, compared to (49.5) percent in the second quarter of 2009. The change in the effective tax rate was primarily due to pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits and state income taxes.

  Balance Sheet Highlights

        Our total assets at June 30, 2010 of $84.3 billion grew $10.3 billion, or 14 percent, from June 30, 2009 primarily due to increased total deposits invested primarily in securities. Our stockholder's equity of $9.9 billion at June 30, 2010 grew $2.5 billion from June 30, 2009 primarily due to a $2.0 billion capital contribution in the form of tangible common equity from BTMU in September 2009.

        In the second quarter of 2010, our average total loans decreased 3 percent from the second quarter of 2009 to $47.8 billion. This decrease was primarily in the commercial, financial and industrial sectors, due to tighter underwriting standards, proactive portfolio management, and a decrease in loan demand.

        In the second quarter of 2010, our average total deposits increased 25 percent to $68.1 billion compared to the second quarter of 2009. In the second quarter of 2010, our average noninterest bearing deposits increased 7 percent to $14.8 billion compared to the second quarter of 2009. In the second quarter of 2010, our average interest bearing deposits increased by 32 percent to $53.3 billion compared to the second quarter of 2009. These increases reflect the results of targeted retail and corporate deposit-gathering marketing initiatives throughout Union Bank. Average noninterest bearing deposits represented 22 percent of average total deposits in the second quarter of 2010, compared to 26 percent in the second quarter of 2009. The annualized average all-in-cost of funds decreased to 0.58 percent in the second quarter of 2010, compared to 0.88 percent in the second quarter of 2009.

  Credit Quality

        During the second quarter of 2010, we provided $45 million for our allowances for credit losses compared to $375 million in the second quarter of 2009. The decrease was primarily due to a decrease in criticized loans and commitments and lower loss content in our nonaccrual loans during the second quarter of 2010 versus an increase in criticized loans and commitments during the second quarter of 2009. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $1.1 billion, $1.3 billion and $1.6 billion at June 30, 2009, December 31, 2009 and June 30, 2010, respectively. Our nonperforming assets, excluding FDIC covered assets, totaled $1.1 billion, $1.3 billion and $1.4 billion at June 30, 2009, December 31, 2009 and June 30, 2010 respectively. The increase in nonperforming assets, excluding FDIC covered assets, from June 30, 2009 resulted from higher levels of nonaccrual loans primarily in our commercial mortgage and residential mortgage portfolios due to weak economic conditions, partially offset by sales of nonperforming commercial loans in the second quarter of 2010. Net charge offs were $152 million, $95 million and $94 million in the second quarter of 2009, the fourth quarter of 2009 and the second quarter of 2010, respectively.

        At June 30, 2009, December 31, 2009 and June 30, 2010, our allowances for credit losses as a percent of total loans were 2.55 percent, 3.25 percent and 3.16 percent, respectively. At June 30, 2009, December 31, 2009 and June 30, 2010, our allowances for credit losses as a percent of nonaccrual loans were 113 percent, 116 percent and 113 percent, respectively. At June 30, 2009, December 31, 2009 and June 30, 2010, our allowance for loan losses as a percent of total loans was 2.21 percent, 2.87 percent and 2.81 percent, respectively. At June 30, 2009, December 31, 2009 and June 30, 2010, our allowance for loan losses as a percent of nonaccrual loans was 98 percent, 103 percent and 100 percent, respectively.

Critical Accounting Estimates

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments.

        Our most significant estimates are approved by our Risk & Capital Committee, which is comprised of selected senior officers of the Bank. For each financial reporting period, a review of these estimates is presented to and discussed with the Risk Committee and Audit & Finance Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Estimates and our significant accounting policies are discussed in detail in our 2009 Form 10-K filed with the Securities and Exchange Commission (the SEC). Other than the changes discussed below, there have been no material changes to these critical accounting estimates during the first half of 2010.

  Acquired Loans

        Acquired loans are recorded at fair value at acquisition date in accordance with ASC 805 "Business Combinations", factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable. We elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance using the same methodology. In accordance with applicable accounting guidance, we may aggregate loans that have common risk characteristics into pools and thereby use a composite interest rate and estimate of cash flows expected to be collected for the pools. We have aggregated most of the purchased credit-impaired loans into pools based on common risk characteristics. The pools then become the unit of accounting and are considered one loan for purposes of accounting for these loans at and subsequent to acquisition. Once a pool is assembled, the integrity of the pool must be maintained. Significant judgment is required in evaluating whether individual loans have common risk characteristics for purposes of establishing pools of loans.

        At the time of the acquisition, all acquired loans were recorded at fair value, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management's expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

        We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participant's cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates and loss severities.

        The accounting guidance for purchased credit-impaired loans provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) should be accreted into interest income at a level rate of return over the term of the loan, provided that the timing and amount of future cash flows is reasonably estimable. The initial estimate of cash flows expected to be collected must be updated each subsequent reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows after acquisition trigger the recognition of impairment, through the provision and allowance for loan losses, which is then measured based on the present value of the expected principal loss, plus any related foregone interest cash flows discounted at the loan pool's effective interest rate. Probable and significant increases in expected principal cash flows would first reverse any related allowance for loan losses; any remaining increases must be recognized prospectively as interest income over the remaining lives of the loans. The impacts of changes in variable interest rates are recognized prospectively as adjustments to interest income. As described above, the process of estimating cash flows expected to be collected has a significant impact on the initial recorded amount of the purchased credit-impaired loans and on subsequent recognition of impairment losses and interest income. Estimating these cash flows requires a significant level of management judgment. In addition, certain of the underlying assumptions are highly subjective.

  FDIC Indemnification Asset

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we entered into loss share agreements with the FDIC. The purchase and assumption and loss share agreements have specific and detailed compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. At the date of the acquisition, we recorded amounts receivable under the loss share agreements as an indemnification asset. Subsequent to the acquisition, the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows that we expect to collect from the FDIC under the loss share agreements. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

 Financial Performance

Summary of Financial Performance

			Increase (Decrease)				Increase (Decrease)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			2010 versus 2009				2010 versus 2009
(Dollars in thousands)	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Results of Operations
Net interest income(1)	$550,346	$600,393	$50,047	9.1%	$1,110,349	$1,174,746	$64,397	5.8%
Noninterest income
Service charges on deposit accounts	71,843	63,843	(8,000)	(11.1)	143,165	129,983	(13,182)	(9.2)
Securities gains (losses), net	(172)	27,244	27,416	nm	(172)	61,137	61,309	nm
Trading account activities	16,251	25,379	9,128	56.2	38,943	46,472	7,529	19.3
Card processing fees, net	8,124	12,856	4,732	58.2	15,660	21,476	5,816	37.1
Gains (losses) on private capital investments, net	(1,123)	5,667	6,790	nm	(3,244)	5,475	8,719	nm
Other noninterest income	88,290	109,305	21,015	23.8	163,577	189,656	26,079	15.9

Total noninterest income	183,213	244,294	61,081	33.3	357,929	454,199	96,270	26.9

Total revenue	733,559	844,687	111,128	15.1	1,468,278	1,628,945	160,667	10.9
Provision for loan losses	360,000	44,000	(316,000)	(87.8)	609,000	214,000	(395,000)	(64.9)
Noninterest expense
Salaries and other compensation	191,104	269,749	78,645	41.2	379,327	494,149	114,822	30.3
Employee benefits	41,953	49,942	7,989	19.0	97,293	105,128	7,835	8.1

Salaries and employee benefits	233,057	319,691	86,634	37.2	476,620	599,277	122,657	25.7
Net occupancy	43,222	46,441	3,219	7.4	85,143	89,821	4,678	5.5
Intangible asset amortization	40,281	30,613	(9,668)	(24.0)	81,168	62,406	(18,762)	(23.1)
Regulatory agencies	52,836	30,526	(22,310)	(42.2)	70,774	60,374	(10,400)	(14.7)
Professional services	19,489	26,103	6,614	33.9	35,427	42,464	7,037	19.9
Low income housing credit investment amortization	11,026	14,248	3,222	29.2	21,192	27,774	6,582	31.1
(Reversal of) provision for losses on off-balance sheet commitments	15,000	1,000	(14,000)	(93.3)	41,000	(4,000)	(45,000)	nm
Expenses related to consolidated VIEs	—	5,825	5,825	nm	—	10,864	10,864	nm
Privatization-related expense	7,433	426	(7,007)	(94.3)	34,252	5,579	(28,673)	(83.7)
Other noninterest expense	109,714	109,327	(387)	(0.4)	207,865	214,213	6,348	3.1

Total noninterest expense	532,058	584,200	52,142	9.8	1,053,441	1,108,772	55,331	5.3

Income (loss) before income taxes and noncontrolling interest	(158,499)	216,487	374,986	nm	(194,163)	306,173	500,336	nm
Income tax expense (benefit)	(78,492)	66,264	144,756	nm	(104,348)	81,665	186,013	nm

Net income (loss) before noncontrolling interests	(80,007)	150,223	230,230	nm	(89,815)	224,508	314,323	nm
Deduct: Net loss from noncontrolling interests	—	3,536	3,536	nm	—	6,595	6,595	nm

Net income (loss) attributable to UNBC	$(80,007)	$153,759	$233,766	nm	$(89,815)	$231,103	$320,918	nm

(1)
Net interest income does not include any adjustments for fully taxable equivalence.
nm
= not meaningful

        The primary contributors to our financial performance for the second quarter of 2010 compared to the second quarter of 2009 are presented below.

  •
  We provided a total of $45 million for credit losses ($44 million for loan losses and $1 million for losses on off-balance sheet commitments) in the second quarter of 2010, compared to a total of $375 million in the second quarter of 2009 ($360 million for loan losses and $15 million for losses on off-balance sheet commitments). The provision decreases were primarily due to a decrease in criticized loans and commitments and lower loss content in our nonaccrual loans during the second quarter of 2010 versus an increase in criticized loans and commitments during the second quarter of 2009.

  •
  Our net interest income was favorably influenced by higher volumes in our securities and by lower average rates on our interest bearing liabilities. Partly offsetting these positive influences to our net interest income were lower loan balances, lower average yields on our earning assets and higher levels of interest bearing liabilities. Additionally, net interest income decreased due to the lower accretion of fair value adjustments on loans and securities related to our privatization transaction. Our net interest margin of 3.09 percent contracted 32 basis points compared to the same period last year, primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to significant growth in our average interest bearing deposit liabilities, which significantly outpaced our loan demand. The additional liquidity was primarily invested in lower yielding assets, U.S. Government securities and interest bearing deposits in banks. See discussion below under "Net Interest Income".

        The increase in our noninterest income was the result of several factors:

    —
    Securities gains increased primarily due to a $28.9 million gain on the sale of mortgage-backed securities;

    —
    Trading account income increased primarily due to a reduction to the provision for energy derivative contracts; and

    —
    Other revenue increased due to indemnification asset accretion of $8.2 million; partially offset by

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from a change in the overdraft fee pricing and changes in customer behavior.

        The increase in our noninterest expense was the result of several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries, number of employees and incentive compensation accruals; and

    —
    Expenses related to consolidated VIEs increased $5.8 million, as a result of the adoption of a new accounting standard on January 1, 2010; partially offset by

    —
    Regulatory agency expenses decreased as a result of a one-time FDIC special assessment of $34 million for the second quarter of 2009, partially offset by an increase in the assessment rate in 2010 from 12 to 15 basis points;

    —
    Provision for losses on off-balance sheet commitments decreased $14 million;

    —
    Expenses related to our privatization transaction included a $9.8 million decrease in amortization of intangibles and a decrease in other privatization related costs of $7.0 million, primarily due to higher amortization of bridge award compensation for the second quarter of 2009; and

    —
    One-time costs related to our acquisitions totaled $12.8 million in the second quarter of 2010.

        The primary contributors to our financial performance for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 are presented below.

  •
  We provided a total of $210 million for credit losses ($214 million for loan losses and a $4 million reversal for losses on off-balance sheet commitments) in the first half of 2010, compared to a total of $650 million ($609 million for loan losses and $41 million for losses on off-balance sheet commitments) in the first half of 2009. The provision decreases were primarily due to a decrease in criticized loans and commitments and lower loss content in our nonaccrual loans during the first half of 2010 versus an increase in criticized loans and commitments during the first half of 2009.

  •
  Our net interest income was favorably influenced by higher volumes in our securities and interest bearing deposits in banks, as well as by lower average rates on our interest bearing liabilities. Partly offsetting these positive influences to our net interest income were lower loan balances, lower average yields on our earning assets and higher levels of interest bearing liabilities. Additionally, net interest income decreased due to the accretion of fair value adjustments on loans and securities related to our privatization transaction. Our net interest margin of 3.02 percent contracted 54 basis points compared to the same period last year primarily as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in our average interest bearing deposit liabilities, which far outpaced our loan demand. The additional liquidity was primarily invested in lower yielding assets (U.S. Government securities and interest bearing deposits in banks). See discussion below under "Net Interest Income".

        The increase in our noninterest income was the result of several factors:

    —
    Securities gains increased primarily due to a $64.1 million gain on the sales of mortgage-backed securities;

    —
    Gains on private capital investments primarily increased due to higher gains and lower impairment charges; and

    —
    Other revenue increased primarily due to indemnification asset accretion of $8.2 million; partially offset by

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from a change in overdraft fee pricing and changes in customer behavior.

        The increase in our noninterest expense was the result of several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries and incentive compensation accruals; and

    —
    Expenses related to consolidated VIEs increased $10.9 million, as a result of the adoption of a new accounting standard on January 1, 2010; partially offset by

    —
    Regulatory agency expenses decreased as a result of a one-time FDIC special assessment of $34 million for the second quarter of 2009, partially offset by an increase in the assessment rate in 2010 from 12 to 15 basis points;

    —
    Provision for losses on off-balance sheet commitments decreased $45.0 million, primarily due to a decrease in criticized commitments during the first half of 2010 versus an increase in criticized commitments during the first half of 2009; and

    —
    Expenses related to our privatization transaction included an $18.8 million decrease in amortization of intangible assets and a decrease in other privatization related costs of $28.7 million, primarily due to higher amortization of bridge award compensation for the first half of 2009.

 Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	June 30, 2009			June 30, 2010					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$17,920,408	$194,560	4.35%	$14,586,256	$167,566	4.61%	$(3,334,152)	(19)%	$(26,994)	(14)%
Construction	2,788,671	20,658	2.97	2,145,010	15,570	2.91	(643,661)	(23)	(5,088)	(25)
Residential mortgage	16,089,739	230,269	5.72	16,984,464	226,871	5.34	894,725	6	(3,398)	(1)
Commercial mortgage	8,254,595	91,689	4.44	8,179,760	85,809	4.20	(74,835)	(1)	(5,880)	(6)
Consumer	3,841,202	44,116	4.61	3,919,221	43,049	4.41	78,019	2	(1,067)	(2)
Lease financing	661,607	5,598	3.38	640,843	6,214	3.88	(20,764)	(3)	616	11

Total Loans, excluding FDIC covered loans	49,556,222	586,890	4.74	46,455,554	545,079	4.70	(3,100,668)	(6)	(41,811)	(7)
FDIC covered loans	—	—	—	1,371,524	25,796	7.54	1,371,524	nm	25,796	nm

Total loans	49,556,222	586,890	4.74	47,827,078	570,875	4.78	(1,729,144)	(3)	(16,015)	(3)
Securities—taxable	8,564,355	97,738	4.56	23,043,696	134,000	2.33	14,479,341	nm	36,262	37
Securities—tax-exempt	48,176	1,016	8.44	44,794	924	8.25	(3,382)	(7)	(92)	(9)
Interest bearing deposits in banks	5,594,318	3,550	0.25	5,920,479	3,696	0.25	326,161	6	146	4
Federal funds sold and securities purchased under resale agreements	203,529	97	0.19	391,521	150	0.15	187,992	92	53	55
Trading account assets	1,041,623	231	0.09	907,864	611	0.27	(133,759)	(13)	380	nm

Total earning assets	65,008,223	689,522	4.25	78,135,432	710,256	3.64	13,127,209	20	20,734	3

Allowance for loan losses	(839,115)			(1,459,394)			(620,279)	(74)
Cash and due from banks	1,285,449			1,202,081			(83,368)	(6)
Premises and equipment, net	669,993			672,285			2,292	0
Other assets	5,370,676			6,960,303			1,589,627	30

Total assets	$71,495,226			$85,510,707			$14,015,481	20%

Liabilities
Deposits:
Transaction accounts	$29,514,913	$66,549	0.90	$37,607,938	$48,001	0.51	$8,093,025	27%	$(18,548)	(28)
Savings and consumer time	4,328,326	13,546	1.26	7,420,779	15,358	0.83	3,092,453	71	1,812	13
Large time	6,604,845	20,091	1.22	8,265,102	15,118	0.73	1,660,257	25	(4,973)	(25)

Total interest bearing deposits	40,448,084	100,186	0.99	53,293,819	78,477	0.59	12,845,735	32	(21,709)	(22)

Federal funds purchased and securities sold under repurchase agreements	163,381	19	0.05	138,242	41	0.12	(25,139)	(15)	22	nm
Commercial paper	569,337	954	0.67	573,178	289	0.20	3,841	1	(665)	(70)
Other borrowed funds(4)	2,124,419	5,616	1.06	683,388	1,172	0.69	(1,441,031)	(68)	(4,444)	(79)
Medium- and long-term debt	5,137,901	29,415	2.30	4,718,371	27,175	2.31	(419,530)	(8)	(2,240)	(8)
Trust notes	13,809	238	6.90	13,431	327	9.74	(378)	(3)	89	37

Total borrowed funds	8,008,847	36,242	1.82	6,126,610	29,004	1.90	(1,882,237)	(24)	(7,238)	(20)

Total interest bearing liabilities	48,456,931	136,428	1.13	59,420,429	107,481	0.73	10,963,498	23	(28,947)	(21)

Noninterest bearing deposits	13,904,328			14,810,589			906,261	7
Other liabilities	1,830,917			1,367,302			(463,615)	(25)

Total liabilities	64,192,176			75,598,320			11,406,144	18
Equity
UNBC Stockholder's equity	7,303,050			9,630,657			2,327,607	32
Noncontrolling interests	—			281,730			281,730	nm

Total equity	7,303,050			9,912,387			2,609,337	36

Total liabilities and equity	$71,495,226			$85,510,707			$14,015,481	20%

Net interest income/spread (taxable-equivalent basis)		553,094	3.12%		602,775	2.91%			49,681	9%
Impact of noninterest bearing source			0.29			0.18
Net interest margin			3.41			3.09
Less: taxable-equivalent adjustment		2,748			2,382				(366)	(13)

Net interest income		$550,346			$600,393				$50,047	9%

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Includes interest bearing trading liabilities.
nm
= not meaningful

	For the Six Months Ended						Increase (Decrease) in
	June 30, 2009			June 30, 2010					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$18,210,574	$388,347	4.30%	$14,769,587	$329,455	4.50%	$(3,440,987)	(19)%	$(58,892)	(15)%
Construction	2,761,302	39,919	2.92	2,226,480	32,460	2.94	(534,822)	(19)	(7,459)	(19)
Residential mortgage	16,006,925	464,707	5.81	16,884,994	454,360	5.38	878,069	5	(10,347)	(2)
Commercial mortgage	8,253,963	194,078	4.70	8,206,857	172,202	4.20	(47,106)	(1)	(21,876)	(11)
Consumer	3,782,055	90,655	4.83	3,917,482	85,858	4.42	135,427	4	(4,797)	(5)
Lease financing	657,170	13,251	4.03	645,054	12,395	3.84	(12,116)	(2)	(856)	(6)

Total Loans, excluding FDIC covered loans	49,671,989	1,190,957	4.81	46,650,454	1,086,730	4.67	(3,021,535)	(6)	(104,227)	(9)
FDIC covered loans	—	—	—	689,551	25,796	7.52	689,551	nm	25,796	nm

Total loans	49,671,989	1,190,957	4.81	47,340,005	1,112,526	4.72	(2,331,984)	(5)	(78,431)	(7)
Securities—taxable	8,442,693	199,994	4.74	23,272,744	276,774	2.38	14,830,051	nm	76,780	38
Securities—tax-exempt	49,290	2,041	8.28	43,567	1,809	8.30	(5,723)	(12)	(232)	(11)
Interest bearing deposits in banks	3,225,689	4,450	0.28	6,256,793	7,751	0.25	3,031,104	94	3,301	74
Federal funds sold and securities
purchased under resale agreements	200,067	238	0.24	426,117	269	0.13	226,050	nm	31	13
Trading account assets	1,153,293	389	0.07	883,928	1,471	0.34	(269,365)	(23)	1,082	nm

Total earning assets	62,743,021	1,398,069	4.47	78,223,154	1,400,600	3.59	15,480,133	25	2,531	0

Allowance for loan losses	(774,142)			(1,433,495)			(659,353)	(85)
Cash and due from banks	1,300,479			1,203,662			(96,817)	(7)
Premises and equipment, net	671,995			673,092			1,097	0
Other assets	5,354,830			6,495,900			1,141,070	21

Total assets	$69,296,183			$85,162,313			$15,866,130	23%

Liabilities
Deposits:
Transaction accounts	$26,025,374	$127,646	0.99	$38,728,292	$111,080	0.58	$12,702,918	49%	$(16,566)	(13)
Savings and consumer time	4,348,026	29,485	1.37	6,700,280	27,303	0.82	2,352,254	54	(2,182)	(7)
Large time	6,917,071	48,093	1.40	7,945,037	25,656	0.65	1,027,966	15	(22,437)	(47)

Total interest bearing deposits	37,290,471	205,224	1.11	53,373,609	164,039	0.62	16,083,138	43	(41,185)	(20)

Federal funds purchased and securities sold under repurchase agreements	207,419	72	0.07	171,817	78	0.09	(35,602)	(17)	6	8
Commercial paper	644,956	2,546	0.80	574,794	529	0.19	(70,162)	(11)	(2,017)	(79)
Other borrowed funds(4)	3,595,580	17,093	0.96	698,454	2,374	0.69	(2,897,126)	(81)	(14,719)	(86)
Medium- and long-term debt	4,941,716	56,944	2.32	4,639,712	53,416	2.32	(302,004)	(6)	(3,528)	(6)
Trust notes	13,865	476	6.87	13,453	595	8.84	(412)	(3)	119	25

Total borrowed funds	9,403,536	77,131	1.65	6,098,230	56,992	1.88	(3,305,306)	(35)	(20,139)	(26)

Total interest bearing liabilities	46,694,007	282,355	1.22	59,471,839	221,031	0.75	12,777,832	27	(61,324)	(22)

Noninterest bearing deposits	13,223,645			14,598,403			1,374,758	10
Other liabilities	2,059,013			1,321,936			(737,077)	(36)

Total liabilities	61,976,665			75,392,178			13,415,513	22
Equity
UNBC Stockholder's equity	7,319,518			9,581,811			2,262,293	31
Noncontrolling interests	—			188,324			188,324	nm

Total equity	7,319,518			9,770,135			2,450,617	33

Total liabilities and equity	$69,296,183			$85,162,313			$15,866,130	23%

Net interest income/spread (taxable-equivalent basis)		1,115,714	3.25%		1,179,569	2.84%			63,855	6%
Impact of noninterest bearing source			0.31			0.18
Net interest margin			3.56			3.02
Less: taxable-equivalent adjustment		5,365			4,823				(542)	(10)

Net interest income		$1,110,349			$1,174,746				$64,397	6%

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
nm
= not meaningful

        Net interest income in the second quarter of 2010, on a taxable-equivalent basis, increased $50.0 million, or 9 percent, compared to the second quarter of 2009. Our net interest margin in the second quarter of 2010 decreased by 32 basis points to 3.09 percent compared to the second quarter of 2009. These results were primarily due to the following:

  •
  Average earning assets increased $13.1 billion, or 20 percent, primarily due to an increase in interest bearing deposits in banks and average investment securities. As our average interest bearing deposit liabilities grew by $12.8 billion, or 32 percent, which far outpaced our loan demand, we expanded our purchases of lower yielding U.S. Government and agency securities, increasing our net average securities by $14.5 billion;

  •
  Yields on our average earning assets declined 61 basis points as a result of the decreasing interest rate environment and included the shift to lower yielding assets primarily due to a decline in loan demand;

  •
  Net interest income decreased $8.6 million in the second quarter of 2010 compared to the second quarter of 2009, due to the accretion of fair value adjustments on loans and securities related to our privatization transaction;

  •
  Average interest bearing deposits increased $12.8 billion, or 32 percent. Average noninterest bearing deposits represented 22 percent of average total deposits in the second quarter of 2010, compared to 26 percent in the second quarter of 2009; and

  •
  In the second quarter of 2010, the annualized average all-in cost of funds was 0.58 percent, reflecting an average deposit-to-loan ratio of 142 percent. In the second quarter of 2009, the annualized all-in cost of funds was 0.88 percent and our average deposit-to-loan ratio was 110 percent.

        Net interest income in the first half of 2010, on a taxable-equivalent basis, increased $63.9 million, or 6 percent, compared to the first half of 2009. Our net interest margin in the first half of 2010 decreased by 54 basis points to 3.02 percent compared to the first half of 2009. These results were primarily due to the following:

  •
  Average earning assets increased $15.5 billion, or 25 percent, primarily due to an increase in interest bearing deposits in banks and average investment securities. As our average interest bearing deposit liabilities grew by $16.1 billion, or 43 percent, which far outpaced our loan demand, we expanded our purchases of securities, increasing our net average securities by $14.8 billion. We also increased our average interest bearing deposits in banks by $3.0 billion, primarily relating to balances with the Federal Reserve Bank of San Francisco;

  •
  Yields on our average earning assets declined 88 basis points as a result of the decreasing interest rate environment and included the shift to lower yielding assets primarily due to a decline in loan demand;

  •
  Net interest income decreased $24.6 million in the first half of 2010, compared to the first half of 2009, due to the accretion of fair value adjustments on loans and securities related to our privatization transaction;

  •
  Average interest bearing deposits increased $16.1 billion, or 43 percent. Average noninterest bearing deposits represented 21 percent of average total deposits in the first half of 2010, compared to 26 percent in the first half of 2009; and

  •
  In the first half of 2010, the annualized average all-in cost of funds was 0.60 percent, reflecting an average deposit-to-loan ratio of 144 percent. In the first half of 2009, the annualized all-in cost of funds was 0.95 percent and our average deposit-to-loan ratio was 102 percent.

 Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense items that exceeded 1 percent of our total revenues for the three and six months ended June 30, 2009 and 2010.

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2009	June 30, 2010			June 30, 2009	June 30, 2010
(Dollars in thousands)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$71,843	$63,843	$(8,000)	(11.1)%	$143,165	$129,983	$(13,182)	(9.2)%
Trust and investment management fees	34,130	34,244	114	0.3	68,037	65,664	(2,373)	(3.5)
Securities gains (losses), net	(172)	27,244	27,416	nm	(172)	61,137	61,309	nm
Trading account activities	16,251	25,379	9,128	56.2	38,943	46,472	7,529	19.3
Merchant banking fees	19,924	22,223	2,299	11.5	33,756	35,899	2,143	6.3
Card processing fees, net	8,124	12,856	4,732	58.2	15,660	21,476	5,816	37.1
Brokerage commissions and fees	8,506	10,906	2,400	28.2	16,813	19,434	2,621	15.6
Gains (losses) on private capital investments, net	(1,123)	5,667	6,790	nm	(3,244)	5,475	8,719	nm
Other	25,730	41,932	16,202	63.0	44,971	68,659	23,688	52.7

Total noninterest income	$183,213	$244,294	$61,081	33.3%	$357,929	$454,199	$96,270	26.9%

nm
= not meaningful

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2009	June 30, 2010			June 30, 2009	June 30, 2010
(Dollars in thousands)			Amount	Percent			Amount	Percent
Salaries and other compensation	$191,104	$269,749	$78,645	41.2%	$379,327	$494,149	$114,822	30.3%
Employee benefits	41,953	49,942	7,989	19.0	97,293	105,128	7,835	8.1

Salaries and employee benefits	233,057	319,691	86,634	37.2	476,620	599,277	122,657	25.7
Net occupancy	43,222	46,441	3,219	7.4	85,143	89,821	4,678	5.5
Intangible asset amortization	40,281	30,613	(9,668)	(24.0)	81,168	62,406	(18,762)	(23.1)
Regulatory agencies	52,836	30,526	(22,310)	(42.2)	70,774	60,374	(10,400)	(14.7)
Outside services	22,948	24,269	1,321	5.8	41,782	47,054	5,272	12.6
Professional services	19,489	26,103	6,614	33.9	35,427	42,464	7,037	19.9
Equipment	16,602	16,929	327	2.0	32,015	32,740	725	2.3
Software	14,205	15,831	1,626	11.4	29,243	30,559	1,316	4.5
Low income housing credit investment amortization	11,026	14,248	3,222	29.2	21,192	27,774	6,582	31.1
Advertising and public relations	11,349	11,476	127	1.1	21,970	21,641	(329)	(1.5)
Communications	9,192	9,726	534	5.8	17,910	19,255	1,345	7.5
Foreclosed asset expense (income)	3,282	871	(2,411)	(73.5)	4,168	673	(3,495)	(83.9)
(Reversal of) provision for losses on off-balance sheet commitments	15,000	1,000	(14,000)	(93.3)	41,000	(4,000)	(45,000)	nm
Expenses related to consolidated VIEs	—	5,825	5,825	nm	—	10,864	10,864	nm
Privatization-related expense	7,433	426	(7,007)	(94.3)	34,252	5,579	(28,673)	(83.7)
Other	32,136	30,225	(1,911)	(5.9)	60,777	62,291	1,514	2.5

Total noninterest expense	$532,058	$584,200	$52,142	9.8%	$1,053,441	$1,108,772	$55,331	5.3%

nm
= not meaningful

 Income Tax Expense

        Our effective tax rate in the second quarter of 2010 was 30.6 percent, compared to (49.5) percent for the second quarter of 2009. Our effective tax rate in the six months ended June 30, 2010 was 26.7 percent, compared to (53.7) percent for the six months ended June 30, 2009. A negative effective tax rate indicates a net income tax benefit. The change in the effective tax rate was primarily due to a pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits and state income taxes.

        Our quarterly effective tax rate for the second quarters of 2009 and 2010 was computed on an individual quarterly basis, and therefore may not be indicative of the effective tax rate for future quarters and the full year.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" and Note 11 to the consolidated financial statements in our 2009 Form 10-K.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) June 30, 2010 From:
				June 30, 2009		December 31, 2009
	June 30, 2009	December 31, 2009	June 30, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$17,064,253	$15,258,081	$14,674,946	$(2,389,307)	(14.0)%	$(583,135)	(3.8)%
Construction	2,791,583	2,429,009	2,113,669	(677,914)	(24.3)	(315,340)	(13.0)
Mortgage:
Residential	16,216,264	16,716,048	17,089,080	872,816	5.4	373,032	2.2
Commercial	8,255,659	8,245,778	8,061,930	(193,729)	(2.3)	(183,848)	(2.2)

	24,471,923	24,961,826	25,151,010	679,087	2.8	189,184	0.8
Consumer:
Installment	2,353,090	2,244,239	2,129,996	(223,094)	(9.5)	(114,243)	(5.1)
Revolving lines of credit	1,508,078	1,672,842	1,784,680	276,602	18.3	111,838	6.7

Total Consumer	3,861,168	3,917,081	3,914,676	53,508	1.4	(2,405)	(0.1)
Lease financing	657,339	653,743	641,966	(15,373)	(2.3)	(11,777)	(1.8)

Total loans held for investment, excluding FDIC covered loans	48,846,266	47,219,740	46,496,267	(2,349,999)	(4.8)	(723,473)	(1.5)
Total loans held for sale	50,254	8,768	2,620	(47,634)	(94.8)	(6,148)	(70.1)

Total loans, excluding FDIC covered loans	48,896,520	47,228,508	46,498,887	(2,397,633)	(4.9)	(729,621)	(1.5)
FDIC covered loans(1):	—	—	1,864,002	1,864,002	100.0	1,864,002	100.0

Total loans	48,896,520	47,228,508	48,362,889	(533,631)	(1.1)	1,134,381	2.4
Allowance for loan losses	1,081,633	1,357,000	1,357,869	276,236	25.5	869	0.1

Loans, net	$47,814,887	$45,871,508	$47,005,020	$(809,867)	(1.7)%	$1,133,512	2.5%

(1)
Represents the acquired loans that are covered by the loss share agreements with the FDIC.

  Commercial, Financial and Industrial Loans

        Commercial, financial and industrial loans represent one of the largest categories in our loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses, with no industry concentration exceeding 10 percent of total loans.

        Our commercial market lending originates primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a wide variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. We are active in, among other sectors, the oil and gas, communications, entertainment, healthcare, retailing, power and utilities, and financial services industries.

        The commercial, financial and industrial loan portfolio decreases from June 30, 2009 to June 30, 2010 and from December 31, 2009 to June 30, 2010 are mainly due to a decline in the utilization rate of revolving credit lines by existing customers, our proactive portfolio management, our tighter underwriting standards, and a decline in loan demand in many sectors as a result of the difficult economic environment.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of June 30, 2010, the construction loan portfolio consisted of approximately 87 percent in the commercial income producing real estate industry and 13 percent with residential homebuilders. The construction loan portfolio decreased 24 percent from June 30, 2009 to June 30, 2010 due to declines of approximately $229 million, or 47 percent, in the homebuilder portfolio and $449 million, or 21 percent, in the income property portfolio. The income property portfolio reductions were concentrated mostly in the retail, industrial and apartment property types. The construction loan portfolio decreased 13 percent from December 31, 2009 to June 30, 2010 due to reductions primarily in the income property portfolio with the largest reductions occurring in the apartment and industrial property types.

        Geographically, the outstanding construction loan portfolio was concentrated 43 percent in California and 57 percent out of state as of June 30, 2010. The largest out-of-state concentration was 14 percent in Washington. The California outstandings are distributed as follows: 41 percent in the Los Angeles/Orange County region, including the Inland Empire, 27 percent in the San Francisco Bay Area, 15 percent in Sacramento and the Central Valley, 12 percent in San Diego, and 5 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio decreased slightly from June 30, 2009 to June 30, 2010 due to continued moderate originations not offsetting amortization, early loan repayment and disposition of problem loans.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At June 30, 2010, 71 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of a small amount of balloon loans and regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. "Low doc" and "no doc" (discontinued in 2008) loans comprise less than half of our residential loan portfolio, and the delinquency rates relative to the outstanding balances at June 30, 2010 were about the same as fully documented loans. At June 30, 2010, the total amount of "no doc" and "low doc" loans past due 30 days or more was $177 million, compared to $138 million at June 30, 2009. The total amount of residential mortgages delinquent 30 days or more was $379 million at June 30, 2010, compared to $280 million at June 30, 2009. Although delinquencies have risen since June 30, 2009 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative and as described above, programs with higher risk have been discontinued.

        We hold most of the loans we originate. However, we do sell our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

  Consumer Loans

        We originate consumer loans, such as auto loans and home equity loans and lines, through our branch network, Private Banking Offices and via the internet. The increase in consumer loans from June 30, 2009 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average LTV ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $48 million at June 30, 2010, compared to $37 million at June 30, 2009. Our annual review program reviews all equity secured lines with a commitment amount of $200,000 or more and an origination date between 2004-2008, and includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure in a declining market.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At June 30, 2010, we had leveraged leases of $548 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment.

  FDIC Covered Loans

        We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as "covered loans." We will be reimbursed for a substantial portion of any future losses on the covered loans under the terms of the FDIC loss share agreements. Total covered loans outstanding at June 30, 2010 were $1.9 billion, which consisted of $784 million of commercial mortgage loans, $547 million of commercial, financial and industrial loans, $358 million of construction loans, and $174 million of other loans.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. The following table sets forth our cross-border outstandings as of June 30 and December 31, 2009 for Canada, the only country where such outstandings exceeded one percent of total assets. As of June 30, 2010, there were no countries where such cross-border outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For the country shown in the table below, any significant local currency outstandings are funded by local currency borrowings.

(Dollars in millions)	Financial Institutions	Public Sector Entities	Corporations and Other Borrowers	Total Outstandings
June 30, 2009
Canada	$69	$—	$872	$941
December 31, 2009
Canada	$88	$—	$837	$925

Provision for Credit Losses

        We recorded a provision for loan losses of $360 million and $44 million in the second quarters of 2009 and 2010, respectively. We recorded a provision for losses on off-balance sheet commitments of $15 million and $1 million in the second quarter of 2009 and 2010, respectively. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

Allowances for Credit Losses

  Allowance Policy and Methodology

        We maintain allowances for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowances for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowances for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Form 10-K. Unless otherwise noted, all ratios that follow in this section include covered loans.

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2009

        At June 30, 2010, our total allowances for credit losses were $1,530 million, which consisted of $1,358 million for loan losses and $172 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $1,199 million and $331 million of allocated and unallocated allowance, respectively. At June 30, 2010, our allowances for credit loss coverage ratios were 3.16 percent of total loans and 113 percent of total nonaccrual loans, including FDIC covered loans. At December 31, 2009, our total allowances for credit losses were $1,533 million, or 3.25 percent of total loans, and 116 percent of total nonaccrual loans.

        At June 30, 2010, our allowance for credit losses did not include an allowance for FDIC covered loans. Acquired loans are recorded at fair value at acquisition date in accordance with applicable accounting guidance, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. The acquired loans are and will continue to be subject to the Bank's internal credit review. As a result, if credit deterioration is noted subsequent to the respective acquisition dates, such deterioration will be measured through the Bank's loss reserving methodology and a provision for loan losses will be charged to earnings with a partially offsetting noninterest income amount reflecting the increase to the FDIC indemnification asset for covered loans.

        In addition, the allowances incorporate the results of measuring impairment for specifically-identified impaired loans utilizing a methodology based on the present value of the remaining expected cash flows or as a practical expedient, the loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent). At June 30, 2010 and December 31, 2009, total impaired loans were $1,353 million and $1,317 million, respectively, and the associated allowances were $154 million and $223 million, respectively.

        At June 30, 2010 and December 31, 2009, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $172 million and $176 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge offs were $94 million in the second quarter of 2010, compared to $152 million in the second quarter of 2009. We expect the current elevated level of charge offs, which we began to experience in the latter half of 2008, to continue during the remainder of 2010.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our real estate portfolios), we recorded a provision for loan losses of $44 million in the second quarter of 2010, compared to a provision for loan losses of $360 million in the second quarter of 2009. The decrease was primarily attributable to a decrease in total loans (excluding FDIC covered loans), a decrease in criticized assets and lower loss content in our nonaccrual loans, partially offset by higher loss content in the commercial real estate, residential real estate, and the consumer loan portfolios.

        Consistent with our quarterly practice of reviewing and refining our estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors used for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, we updated the number of periods that are included in the calculation of loss factors (the look-back period) and quantitative and qualitative factors for the quarter ended June 30, 2010, as described below.

        By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available. During second quarter of 2010, this included reducing the look-back period and adjusting the quantitative and qualitative factors to be more representative of the economic cycle that we expect will impact the portfolio. Management determined that a shorter and more recent look-back period used to determine loss factors for risk graded credits would better represent the current business cycle and more accurately estimate losses inherent in the current portfolio. Additionally, management updated the qualitative factor adjustment in line with heightened emphasis on qualitative factors, such as the economic conditions, credit concentrations, portfolio trends, and other external factors.

  Changes in the Allocated (Formula and Specific) Allowance

        At June 30, 2010, the formula allowance decreased to $1,038 million, compared to $1,110 million at December 31, 2009. The net decrease was primarily due to a decrease in criticized balances, nonaccruals and lower loss content in the non-accrual loans. At June 30, 2010, the specific allowance was $161 million, compared to $232 million at December 31, 2009.

  Changes in the Unallocated Allowance

        At June 30, 2010, the unallocated allowance increased to $331 million, compared to $191 million at December 31, 2009, primarily due to the negative impact of high unemployment and foreclosures on residential real estate loans, the effect of continued fiscal challenges for the State of California and California local governments, the effect of commercial real estate property devaluations, the effect of the weak economy on retailers, and the continued effect of sustained low natural gas prices and volatile crude oil prices on energy companies.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Balance, beginning of period	$870,185	$1,408,013	$537,828	61.8%	$737,767	$1,357,000	$619,233	83.9%
Loans charged off:
Commercial, financial and industrial	85,870	29,770	(56,100)	(65.3)	181,638	96,930	(84,708)	(46.6)
Construction	23,153	9,359	(13,794)	(59.6)	25,469	25,911	442	1.7
Commercial mortgage	23,533	50,657	27,124	nm	27,869	82,526	54,657	nm
Residential mortgage	8,880	11,407	2,527	28.5	14,933	21,683	6,750	45.2
Consumer	11,731	10,301	(1,430)	(12.2)	21,141	20,064	(1,077)	(5.1)

Total loans charged off	153,167	111,494	(41,673)	(27.2)	271,050	247,114	(23,936)	(8.8)

Recoveries of loans previously charged off:
Commercial, financial and industrial	1,125	8,306	7,181	nm	2,276	21,425	19,149	nm
Construction	150	7,236	7,086	nm	150	9,627	9,477	nm
Commercial mortgage	18	1,699	1,681	nm	225	1,935	1,710	nm
Residential mortgage	5	257	252	nm	20	285	265	nm
Consumer	290	465	175	60.3	422	900	478	nm

Total recoveries of loans previously charged off	1,588	17,963	16,375	nm	3,093	34,172	31,079	nm

Net loans charged off	151,579	93,531	(58,048)	(38.3)	267,957	212,942	(55,015)	(20.5)
Provision for loan losses	360,000	44,000	(316,000)	(87.8)	609,000	214,000	(395,000)	(64.9)
Other	3,027	(613)	(3,640)	nm	2,823	(189)	(3,012)	nm

Ending balance of allowance for loan losses	$1,081,633	$1,357,869	$276,236	25.5%	$1,081,633	$1,357,869	$276,236	25.5%
Allowance for losses on off-balance sheet commitments	166,374	172,374	6,000	3.6	166,374	172,374	6,000	3.6

Allowances for credit losses	$1,248,007	$1,530,243	$282,236	22.6%	$1,248,007	$1,530,243	$282,236	22.6%

Allowance for loan losses to total loans(1)	2.21%	2.81%			2.21%	2.81%
Allowances for credit losses to total loans(2)	2.55	3.16			2.55	3.16
Provision for loan losses to net loans charged off	237.50	47.04			227.28	100.50
Net loans charged off to average loans outstanding for the period(3)	1.23	0.78			1.09	0.91
Excluding FDIC covered loans(3):
Allowance for loan losses to total loans(1)	N/A	2.92%			N/A	2.92%
Allowances for credit losses to total loans(2)	N/A	3.29			N/A	3.29
Net loans charged off to average loans outstanding for the period(4)	N/A	0.81			N/A	0.92

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
(3)
These ratios exclude the impact of the acquired loans and foreclosed assets, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier Bank and Tamalpais Bank.
(4)
Annualized.
nm
= not meaningful
N/A
= not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans that are nonperforming and foreclosed assets. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in the Company's 2009 Form 10-K.

        Restructured loans are loans in which the Bank has formally restructured all or a significant portion of the loan and provided a concession in the form of debt forgiveness, a modification of interest rate or payment terms. Any impairment, not previously recorded, is accounted for at the time of restructuring. Restructured loans are separately disclosed as nonperforming assets for the calendar year of restructuring. If a restructured loan was negotiated at a market rate at the date of restructuring and performs under the modified terms for a sustained period, it may be disclosed as performing assets in the subsequent calendar year.

        Foreclosed assets include property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) June 30, 2010 From:
				June 30, 2009		December 31, 2009
	June 30, 2009	December 31, 2009	June 30, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$361,118	$335,581	$157,351	$(203,767)	(56.4)%	$(178,230)	(53.1)%
Construction	313,790	335,085	372,874	59,084	18.8	37,789	11.3
Commercial mortgage	265,229	414,429	458,235	193,006	72.8	43,806	10.6
Residential mortgage	142,354	194,482	226,763	84,409	59.3	32,281	16.6
Consumer	19,635	20,492	25,421	5,786	29.5	4,929	24.1
Lease financing	—	108	—	—	—	(108)	(100.0)
Restructured—nonaccrual	—	16,954	88,352	88,352	100.0	71,398	nm

Total nonaccrual loans, excluding FDIC covered loans	1,102,126	1,317,131	1,328,996	226,870	20.6	11,865	0.9
FDIC covered nonaccrual loans	—	—	23,704	23,704	100.0	23,704	100.0

Total nonaccrual loans	1,102,126	1,317,131	1,352,700	250,574	22.7	35,569	2.7
Foreclosed assets, excluding FDIC covered foreclosed assets	32,967	32,662	52,359	19,392	58.8	19,697	60.3
FDIC covered foreclosed assets	—	—	157,745	157,745	100.0	157,745	100.0
Restructured—nonperforming	9,509	—	—	(9,509)	(100.0)	—	—

Total nonperforming assets	$1,144,602	$1,349,793	$1,562,804	$418,202	36.5%	$213,011	15.8%

Total nonperforming assets, excluding FDIC covered assets	$1,144,602	$1,349,793	$1,381,355	$236,753	20.7%	$31,562	2.3%

Restructured loans that continue to accrue interest	$1,467	$3,811	$9,285	$7,818	nm	$5,474	nm

Allowance for loan losses	$1,081,633	$1,357,000	$1,357,869	$276,236	25.5%	$869	0.1%

Allowances for credit losses	$1,248,007	$1,533,374	$1,530,243	$282,236	22.6%	$(3,131)	(0.2)%

Nonaccrual loans to total loans	2.25%	2.79%	2.80%
Allowance for loan losses to nonaccrual loans(1)	98.14	103.03	100.38
Allowances for credit losses to nonaccrual loans(2)	113.24	116.42	113.13
Nonperforming assets to total loans, foreclosed assets and distressed loans held for sale	2.34	2.86	3.22
Nonperforming assets to total assets	1.55	1.58	1.85
Excluding FDIC covered assets(3):
Nonaccrual loans to total loans	N/A	N/A	2.86%
Nonperforming assets to total loans, distressed loans held for sale and foreclosed assets	N/A	N/A	2.97
Nonperforming assets to total assets	N/A	N/A	1.68

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
(3)
These ratios exclude the impact of the acquired loans and foreclosed assets, which are covered under loss share agreement between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier Bank and Tamalpais Bank.
nm
= not meaningful
N/A
= not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

        The increase in nonaccrual loans from June 30, 2009 to June 30, 2010 was primarily due to an increase in commercial and residential mortgage loans, primarily within the commercial real estate industry sector. During the second quarters of 2009 and 2010, we had $23.1 million and $129.5 million in sales of nonperforming loans, respectively. Losses from these sales of $9.6 million and $54.1 million for the second quarters of 2009 and 2010 were reflected in charge offs.

        Covered nonperforming assets totaled $181.4 million, representing 0.22 percent of total assets at June 30, 2010. These covered nonperforming assets are subject to loss share agreements with the FDIC.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) June 30, 2010 From:
				June 30, 2009		December 31, 2009
	June 30, 2009	December 31, 2009	June 30, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$3,699	$4,393	$4,832	$1,133	30.6%	$439	10.0%
Construction	—	—	—	—	—	—	—
Mortgage:
Commercial	—	413	—	—	—	(413)	(100.0)

Total mortgage	—	413	—	—	—	(413)	(100.0)
Consumer and other(1)	307	229	432	125	40.7	203	88.6

Total loans 90 days or more past due and still accruing, excluding FDIC covered loans	4,006	5,035	5,264	1,258	31.4	229	4.5
FDIC covered loans(2)	—	—	531	531	100.0	531	100.0

Total loans 90 days or more past due and still accruing	$4,006	$5,035	$5,795	$1,789	44.7%	$760	15.1%

(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure.
(2)
Excludes loans totaling $300 million that are 90 days or more past due and still accruing at June 30, 2010, which consisted of FDIC covered loans accounted in accordance with the accounting standards for acquired impaired loans.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At June 30, 2010, approximately 97 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 5 to our consolidated financial statements included in this Form 10-Q.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. Our Asset and Liability Management (ALM) Securities portfolio, which consists of available for sale U.S. Government, state and municipal, and mortgage-backed securities held for ALM purposes, totaled $21.6 billion at June 30, 2010. ALM Securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

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

        At June 30, 2010, the fair value of our CLO securities had decreased by approximately $24.1 million from December 31, 2009, primarily due to a decrease in liquidity in the marketplace. We estimate the fair value of our CLOs using a pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates.

        We conduct a formal review of our securities available for sale and securities held to maturity portfolios on a quarterly basis for the presence of other-than-temporary impairment. We recognized an insignificant amount of impairment on three non-agency residential mortgage-backed securities during the first half of 2010. Based on the review performed as of June 30, 2010, we expect to recover the entire amortized cost basis of securities available for sale and securities held to maturity portfolios.

Analysis of Securities

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at June 30, 2010.

Securities Available For Sale

	June 30, 2010
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost(4)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$299,963	0.32%	$—	—%	$311	2.75%	$—	—%	$300,274	0.32%
Other U.S. government	3,224,857	0.51	8,743,901	1.57	1,810	7.80	—	—	11,970,568	1.29
Residential mortgage-backed securities—agency(1)(2)	5	4.41	259,273	3.81	1,028,321	3.80	7,338,267	3.99	8,625,866	3.96
Residential mortgage-backed securities—non-agency(1)(2)	—	—	—	—	10,468	5.07	376,205	5.32	386,673	5.31
State and municipal	2,762	6.13	7,857	6.30	15,043	3.42	20,205	5.53	45,867	5.01
Asset-backed and debt securities	—	—	23,645	7.25	21,373	3.98	65,799	7.02	110,817	6.48
Equity securities(3)	—	—	—	—	—	—	—	—	79,463	—

Total securities available for sale	$3,527,587	0.50%	$9,034,676	1.65%	$1,077,326	3.82%	$7,800,476	4.08%	$21,519,528	2.45%

Securities Held to Maturity

	June 30, 2010
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost(4)(5)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized loan obligations	$2,471	6.67%	$61,873	2.09%	$1,402,877	1.22%	$296,890	1.13%	$1,764,111	1.24%
Foreign securities	95	0.25	—	—	—	—	—	—	95	0.25

Total securities held to maturity	$2,566	6.43%	$61,873	2.09%	$1,402,877	1.22%	$296,890	1.13%	$1,764,206	1.24%

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
(4)
Amortized cost reflects fair value adjustments as a result of the Company's privatization transaction.
(5)
For securities transferred to held to maturity from available for sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less payments and any impairment previously recognized in earnings.

        Our securities available for sale portfolio at June 30, 2010 included ALM Securities with a fair value of $21.6 billion. These securities had an expected weighted average maturity of 2.5 years.

Deposits

        The table below provides information on our deposits as of June 30, 2009, December 31, 2009 and June 30, 2010.

				Increase (Decrease) June 30, 2010 From December 31, 2009
	June 30, 2009	December 31, 2009	June 30, 2010
(Dollars in thousands)				Amount	Percent
Interest checking	$3,803,550	$849,283	$1,156,090	$306,807	36%
Money market	28,588,080	39,952,337	32,651,093	(7,301,244)	(18)

Total interest bearing transaction accounts	32,391,630	40,801,620	33,807,183	(6,994,437)	(17)
Savings	2,220,689	3,716,566	4,602,576	886,010	24
Time	8,800,076	9,440,478	12,541,535	3,101,057	33

Total interest bearing deposits(1)	43,412,395	53,958,664	50,951,294	(3,007,370)	(6)
Noninterest bearing deposits	14,926,564	14,558,989	15,319,290	760,301	5

Total deposits	$58,338,959	$68,517,653	$66,270,584	$(2,247,069)	(3)%

(1) Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction accounts	$1,120,859	$5,340,452	$4,121,335	$(1,219,117)	(23)%
Time	491,591	979,352	922,983	(56,369)	(6)

Total brokered deposits	1,612,450	6,319,804	5,044,318	(1,275,486)	(20)
Nonbrokered deposits	41,799,945	47,638,860	45,906,976	(1,731,884)	(4)

Total interest bearing deposits	$43,412,395	$53,958,664	$50,951,294	$(3,007,370)	(6)%

Core Deposits:
Total deposits	$58,338,959	$68,517,653	$66,270,584	$(2,247,069)	(3)%
Less: Total brokered deposits	1,612,450	6,319,804	5,044,318	(1,275,486)	(20)
Less: Total nonbrokered time deposits of $100,000 and over	6,187,630	6,510,741	8,291,745	1,781,004	27

Total core deposits	$50,538,879	$55,687,108	$52,934,521	$(2,752,587)	(5)%

 Fair Value of Financial Instruments

        The following table reflects financial instruments measured at fair value on a recurring basis as of June 30, 2009, December 31, 2009 and June 30, 2010. For additional information on the fair value of financial instruments, see Note 14 to the consolidated financial statements in this Form 10-Q.

	June 30, 2009		December 31, 2009		June 30, 2010
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$923,742	11%	$12,696,149	55%	$12,654,395	55%
Level 2	7,585,551	90	10,746,219	46	10,314,109	45
Level 3	6,308	—	6,878	—	8,643	—
Netting Adjustment(1)	(117,153)	(1)	(135,885)	(1)	(58,933)	—

Total	$8,398,448	100%	$23,313,361	100%	$22,918,214	100%

As a percentage of total Company assets		11%		27%		27%

Liabilities:
Level 1	$50,592	7%	$9,901	2%	$60,196	7%
Level 2	757,265	110	643,115	119	831,628	97
Level 3	—	—	—	—	41,697	5
Netting Adjustment(1)	(117,153)	(17)	(111,885)	(21)	(76,542)	(9)

Total	$690,704	100%	$541,131	100%	$856,979	100%

As a percentage of total Company liabilities		1%		1%		1%

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

        The Risk & Capital Committee (RCC), comprised of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, measure, monitor, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return direction for the Bank, and by approving the investment, derivatives and trading policies that govern the Bank's activities. The Asset Liability Management Committee (ALCO) as instructed by the RCC, is responsible for the management of market risk and approves specific risk management programs to be recommended to the RCC for approval, including those related to interest rate hedging, investment securities, wholesale funding and trading activities. The RCC may delegate to ALCO various decisions pertaining to market risk management as it deems appropriate.

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by the RCC and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The managers of the Global Markets Division and the Capital Markets Division are responsible for operational management of price risk through the trading activities conducted in their respective divisions. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and MRM functions independently of all operating and management units.

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

        In order to measure the sensitivity of the Bank's financial position to interest rate risk, parallel rate shocks and gradual ramps over 12 months in both up and down scenarios are compared to current rates to generate earnings and economic value of equity impacts. During the first quarter of 2010, under RCC delegated authority to approve temporary changes to risk measurement, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario. This change reflects the low probability associated with rate reductions of 200 basis point in the current extremely low rate environment, and the acceptance of a scenario that better reflects historically low rate levels achieved in the past. The +200 basis point scenario was not changed. The RCC will monitor the rate environment and will consider restoring the -200 basis point measure in the future when deemed appropriate.

  Interest Rate Risk Measurement (Other Than Trading)

        At June 30, 2010, Economic NII sensitivity was asset sensitive to parallel rate shifts. A +200 basis point parallel shift in rates would increase 12-month Economic NII by 4.15 percent, while a -100 basis point downward shift in rates would decrease it by 2.58 percent. At December 31, 2009, a +200 basis point parallel shift in rates would increase 12-month Economic NII by 0.03 percent, while a -100 basis point downward shift in rates would reduce it by 1.65 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	June 30, 2009	December 31, 2009	June 30, 2010
+200 basis points	$27.6	$0.9	$105.0
as a percentage of base case NII	1.11%	0.03%	4.15%
-100 basis points	N/A	$(44.7)	$(65.3)
as a percentage of base case NII	N/A	(1.65)%	(2.58)%

        Generally, short-term assets reprice faster than short-term liabilities. As a result, higher short-term rates with fixed longer term rates will improve Economic NII. Alternatively, gradually lower short-term rates with gradually higher longer term rates will contract Economic NII.

        As more fully described in Note 3 to our consolidated financial statements, the Bank acquired certain assets of Frontier with a fair value of $2.9 billion and certain assets of Tamalpais with a fair value of

$571 million in April 2010. These acquisitions resulted in an immaterial decrease in the asset sensitivity of the Bank's Economic NII.

  ALM Activities

        During the first half of 2010, the Bank increased its asset sensitivity to position the Bank to benefit from rising rates in the future by the termination of positions in receive fixed interest rate swaps and floor derivative portfolios, the repositioning of mortgage securities from longer to shorter durations and the execution of term funding. Additionally, increased deposit balances, cash holdings and the effect of lower rates on the forecasted risk from mortgages and deposits contributed to the asset sensitive position. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

  ALM Securities

        At June 30, 2009 and 2010, our available for sale securities portfolio included $7.2 billion and $21.6 billion, respectively, of securities for ALM purposes. At June 30, 2010, approximately $5.6 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2010, we purchased $2.2 billion and sold $1.0 billion par value of securities, as part of our investment portfolio strategy, while $1.7 billion par value of ALM securities matured or were called.

        Based on current prepayment projections, the estimated ALM Securities portfolio's effective duration was 1.3 at June 30, 2010, compared to 2.4 at June 30, 2009. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.3 suggests an expected price decrease of approximately 1.3 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first half of 2010, the ALM derivatives portfolio decreased by $4.8 billion notional amount due to terminations of receive fixed interest rate swaps and LIBOR floor contracts.

        The fair value of the ALM derivatives portfolio decreased primarily due to the termination of LIBOR floor contracts and the impact of a decline in interest rates on cap contracts, which benefit from the expectation of higher future interest rates. The decrease was partially offset by the termination of receive fixed interest rate swaps. For additional discussion of derivative instruments and our hedging strategies, see Note 15 to our consolidated financial statements in this Form 10-Q and Note 18 to our Consolidated Financial Statements included in our 2009 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of June 30, 2009, December 31, 2009 and June 30, 2010 and the change in fair value between December 31, 2009 and June 30, 2010.

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010	Increase (Decrease) From December 31, 2009 to June 30, 2010
Total gross notional amount of positions held for purposes other than trading:	$6,250,000	$8,800,000	$4,000,000	$(4,800,000)
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$139,765	$97,186	$14,632	$(82,554)
Gross negative fair value	—	12,164	—	(12,164)

Positive (negative) fair value of positions, net	$139,765	$85,022	$14,632	$(70,390)

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

        As of June 30, 2010, we had $27.4 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved Value-at-Risk levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of June 30, 2010, we had $3.6 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2009, December 31, 2009 and June 30, 2010 and the change in fair value between December 31, 2009 and June 30, 2010.

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010	Increase (Decrease) From December 31, 2009 to June 30, 2010
Total gross notional amount of positions held for trading purposes:
Interest rate	$24,859,280	$25,226,564	$27,359,745	$2,133,181
Foreign exchange(1)	2,406,591	2,407,178	3,282,695	875,517
Equity	148,234	254,372	702,274	447,902
Energy	3,501,515	3,405,389	3,644,782	239,393

Total	$30,915,620	$31,293,503	$34,989,496	$3,695,993

Fair value of positions held for trading purposes:
Gross positive fair value	$801,905	$649,300	$886,028	$236,728
Gross negative fair value	761,488	632,426	833,080	200,654

Positive fair value of positions, net	$40,417	$16,874	$52,948	$36,074

(1)
Excludes spot contracts with notional amounts of $0.7 billion, $0.3 billion and $0.5 billion at June 30, 2009, December 31, 2009 and June 30, 2010, respectively.

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

        Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and use of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank's liquidity position, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and/or selling assets.

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

        Our primary sources of liquidity are core deposits (described below), securities portfolio and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources, and we therefore maintain these sources primarily to meet our contingency funding needs.

        The acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais resulted in the assumption of FHLB advances (including accrued interest) of $135 million from the FHLB of San Francisco and $385 million from the FHLB of Seattle, including prepayment fees payable of $4 million and $23 million, respectively. Shortly after the respective acquisition dates, the Bank repaid in full all outstanding FHLB advances assumed in connection with these acquisitions.

        Total deposits declined $2.2 billion from $68.5 billion at December 31, 2009 to $66.3 billion at June 30, 2010. The decline in deposits was coupled with a modest decrease in wholesale funding of $0.8 billion from $8.9 billion at December 31, 2009 to $8.1 billion at June 30, 2010.

        Core deposits, which consist of total deposits excluding brokered deposits and time deposits of $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2010, our core deposits totaled $52.9 billion, and combined with our stockholder's equity, funded 74.9 percent of our $84.3 billion in total assets. During the past year, the Bank has experienced a significant increase in money market deposit accounts from $28.6 billion at June 30, 2009 to $32.7 billion at June 30, 2010. These amounts are included in the Bank's core deposits. Management believes that some portion of these deposits may be relatively interest rate sensitive and that decreases in rates paid by the Bank (or a failure to match increases in rates by competitors) may result in such deposits being redirected by customers from the Bank to other investment alternatives. Management believes, however, that overall, core deposits remain a relatively stable funding source. The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of June 30, 2010, the Bank had $2.5 billion of borrowings outstanding with the FHLB and the Bank had a remaining combined unused borrowing capacity of $19.0 billion from the FHLB and the FRB.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Capacity under repurchase agreements remained flat at $17.3 billion at June 30, 2010 from $17.1 billion at December 31, 2009.

  •
  The Bank has a $4.0 billion unsecured Bank Note Program. As of June 30, 2010, the remaining available funding under the Bank Note Program was approximately $2.6 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of June 30, 2010, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. The following table provides our credit ratings as of June 30, 2010.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	—
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Regulatory Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$5,409,445	$7,484,516	$7,681,746
Tier 2 capital	1,780,922	1,718,807	1,733,160

Total risk-based capital	$7,190,367	$9,203,323	$9,414,906

Risk-weighted assets	$62,312,964	$63,298,173	$64,301,375

Quarterly average assets	$68,585,363	$79,226,967	$83,254,866

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$7,190,367	11.54%	$9,203,323	14.54%	$9,414,906	14.64%	≥$	5,144,110	8.0%
Tier 1 capital (to risk-weighted assets)	5,409,445	8.68	7,484,516	11.82	7,681,746	11.95		≥ 2,572,055	4.0
Leverage(1)	5,409,445	7.89	7,484,516	9.45	7,681,746	9.23		≥ 3,330,195	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in thousands)	June 30, 2009	December 31, 2009	June 30, 2010	Minimum Regulatory Requirement	"Well-Capitalized" Regulatory Requirement
Capital Components
Tier 1 capital	$5,189,386	$7,207,264	$7,015,636
Tier 2 capital	1,460,298	1,478,697	1,488,379

Total risk-based capital	$6,649,684	$8,685,961	$8,504,015

Risk-weighted assets	$62,228,803	$63,272,931	$63,897,301

Quarterly average assets	$68,782,111	$79,609,326	$82,826,588

Capital Ratios	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$6,649,684	10.69%	$8,685,961	13.73%	$8,504,015	13.31%	≥$	5,111,784	8.0%	≥$	6,389,730	10.0%
Tier 1 capital (to risk-weighted assets)	5,189,386	8.34	7,207,264	11.39	7,015,636	10.98		≥ 2,555,892	4.0		≥ 3,833,838	6.0
Leverage(1)	5,189,386	7.54	7,207,264	9.05	7,015,636	8.47		≥ 3,313,064	4.0		≥ 4,141,329	5.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        We and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio).

        As of June 30, 2010, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

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

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking." Our new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets Division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction previously were included in our segment results. To align with the chief operating decision maker's view of our segments, we have adjusted our 2009 reportable business segment results to exclude intangible assets and related amortization/accretion from our reportable business segment results and included such amounts in "Other."

        In the second quarter of 2010, we recorded $47.7 million of goodwill as a result of our FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais. Goodwill of $34.2 million and $13.5 million was assigned to the Retail Banking and Corporate Banking reportable business segments, respectively.

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

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended June 30,		Increase/(decrease)		As of and for the Three Months Ended June 30,		Increase/(decrease)
	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$204,921	$261,307	$56,386	28%	$323,341	$387,326	$63,985	20%
Noninterest income (expense)	71,856	74,118	2,262	3	131,438	144,793	13,355	10

Total revenue	276,777	335,425	58,648	21	454,779	532,119	77,340	17
Noninterest expense (income)	197,811	230,480	32,669	17	196,570	247,083	50,513	26
Credit expense (income)	6,873	6,718	(155)	(2)	86,426	74,112	(12,314)	(14)

Income (loss) before income taxes and including noncontrolling interests	72,093	98,227	26,134	36	171,783	210,924	39,141	23
Income tax expense (benefit)	28,188	38,407	10,219	36	45,965	58,789	12,824	28

Net income (loss) including noncontrolling interests	43,905	59,820	15,915	36	125,818	152,135	26,317	21
Less: Net loss from noncontrolling interests(2)	—	—	—	na	—	—	—	na

Net income (loss) attributable to UNBC	$43,905	$59,820	$15,915	36%	$125,818	$152,135	$26,317	21%

Average balances—Market View (dollars in millions):
Total loans	$21,029	$21,843	$814	4	$30,448	$26,618	$(3,830)	(13)
Total assets	21,831	22,739	908	4	34,324	30,255	(4,069)	(12)
Total deposits	19,446	22,928	3,482	18	34,048	43,410	9,362	27
Financial ratios—Market View
Risk adjusted return on capital(1)	33%	44%			15%	19%
Return on average assets(1)	0.81	1.06			1.47	2.02
Efficiency ratio(3)	71.33	68.68			40.80	43.77

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		Increase/(decrease)		As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,		Increase/(decrease)
	2009	2010	Amount	Percent	2009	2010	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$36,008	$(34,897)	$(70,905)	nm %	$(13,924)	$(13,343)	$550,346	$600,393	$50,047	9%
Noninterest income (expense)	(9,621)	40,403	50,024	nm	(10,460)	(15,020)	183,213	244,294	61,081	33

Total revenue	26,387	5,506	(20,881)	(79)	(24,384)	(28,363)	733,559	844,687	111,128	15
Noninterest expense (income)	145,638	119,287	(26,351)	(18)	(7,961)	(12,650)	532,058	584,200	52,142	10
Credit expense (income)	266,840	(36,683)	(303,523)	(114)	(139)	(147)	360,000	44,000	(316,000)	(88)

Income (loss) before income taxes and including noncontrolling interests	(386,091)	(77,098)	308,993	80	(16,284)	(15,566)	(158,499)	216,487	374,986	nm
Income tax expense (benefit)	(146,278)	(24,846)	121,432	83	(6,367)	(6,086)	(78,492)	66,264	144,756	nm

Net income (loss) including noncontrolling interests	(239,813)	(52,252)	187,561	78	(9,917)	(9,480)	(80,007)	150,223	230,230	nm
Less: Net loss from noncontrolling interests(2)	—	(3,536)	(3,536)	nm	—	—	—	(3,536)	(3,536)	nm

Net income (loss) attributable to UNBC	$(239,813)	$(48,716)	$191,097	80%	$(9,917)	$(9,480)	$(80,007)	$153,759	$233,766	nm

Average balances—Market View (dollars in millions):
Total loans	$(331)	$1,262	$1,593	nm	$(1,590)	$(1,896)	$49,556	$47,827	$(1,729)	(3)
Total assets	16,948	34,432	17,484	103	(1,608)	(1,915)	71,495	85,511	14,016	20
Total deposits	2,030	3,404	1,374	68	(1,172)	(1,637)	54,352	68,105	13,753	25
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	(0.45)%	0.72%
Efficiency ratio(3)	na	na			na	na	68.28	64.86

(1)
Annualized.
(2)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIE)
(3)
The efficiency ratio is net noninterest expense before privatization adjustments (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the consolidated VIEs and one-time costs related to the acquisitions of certain assets and liabilities of Frontier Bank and Tamalpais Bank) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income.)

na = not applicable

nm = not meaningful

	Retail Banking				Corporate Banking
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$396,471	$505,391	$108,920	27%	$609,909	$766,876	$156,967	26%
Noninterest income (expense)	139,359	140,447	1,088	1	246,327	262,423	16,096	7

Total revenue	535,830	645,838	110,008	21	856,236	1,029,299	173,063	20
Noninterest expense (income)	401,854	445,980	44,126	11	413,177	489,652	76,475	19
Credit expense (income)	14,337	13,355	(982)	(7)	155,286	152,941	(2,345)	(2)

Income (loss) before income taxes and including noncontrolling interests	119,639	186,503	66,864	56	287,773	386,706	98,933	34
Income tax expense (benefit)	46,779	72,923	26,144	56	69,732	104,999	35,267	51

Net income (loss) including noncontrolling interests	72,860	113,580	40,720	56	218,041	281,707	63,666	29
Less: Net loss from noncontrolling interests(2)	—	—	—	na	—	—	—	na

Net income (loss) attributable to UNBC	$72,860	$113,580	$40,720	56%	$218,041	$281,707	$63,666	29%

Average balances—Market View (dollars in millions):
Total loans	$20,892	$21,737	$845	4	$30,591	$26,909	$(3,682)	(12)
Total assets	21,698	22,607	909	4	34,373	30,491	(3,882)	(11)
Total deposits	18,985	21,646	2,661	14	30,456	44,447	13,991	46
Financial ratios—Market View
Risk adjusted return on capital(1)	27%	42%			13%	18%
Return on average assets(1)	0.68	1.01			1.28	1.86
Efficiency ratio(3)	74.84	68.96			45.78	44.95

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase/(decrease)		As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,		Increase/(decrease)
	2009	2010	Amount	Percent	2009	2010	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$128,753	$(66,328)	$(195,081)	nm %	$(24,784)	$(31,193)	$1,110,349	$1,174,746	$64,397	6%
Noninterest income (expense)	(6,554)	78,953	85,507	nm	(21,203)	(27,624)	357,929	454,199	96,270	27

Total revenue	122,199	12,625	(109,574)	(90)	(45,987)	(58,817)	1,468,278	1,628,945	160,667	11
Noninterest expense (income)	255,465	196,445	(59,020)	(23)	(17,055)	(23,305)	1,053,441	1,108,772	55,331	5
Credit expense (income)	439,714	47,983	(391,731)	(89)	(337)	(279)	609,000	214,000	(395,000)	(65)

Income (loss) before income taxes and including noncontrolling interests	(572,980)	(231,803)	341,177	60	(28,595)	(35,233)	(194,163)	306,173	500,336	nm
Income tax expense (benefit)	(209,678)	(82,481)	127,197	61	(11,181)	(13,776)	(104,348)	81,665	186,013	nm

Net income (loss) including noncontrolling interests	(363,302)	(149,322)	213,980	59	(17,414)	(21,457)	(89,815)	224,508	314,323	nm
Less: Net loss from noncontrolling interests(2)	—	(6,595)	(6,595)	nm	—	—	—	(6,595)	(6,595)	nm

Net income (loss) attributable to UNBC	$(363,302)	$(142,727)	$220,575	61%	$(17,414)	$(21,457)	$(89,815)	$231,103	$320,918	nm

Average balances—Market View (dollars in millions):
Total loans	$(323)	$581	$904	nm	$(1,488)	$(1,887)	$49,672	$47,340	$(2,332)	(5)
Total assets	14,734	33,969	19,235	131	(1,509)	(1,905)	69,296	85,162	15,866	23
Total deposits	2,228	3,472	1,244	56	(1,155)	(1,593)	50,514	67,972	17,458	35
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	(0.26)%	0.55%
Efficiency ratio(3)	na	na			na	na	66.98	64.92

(1)
Annualized.
(2)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIE)
(3)
The efficiency ratio is net noninterest expense before privatization adjustments (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the consolidated VIEs and one-time costs related to the acquisitions of certain assets and liabilities of Frontier Bank and Tamalpais Bank) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income.)

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

        During the six months ended June 30, 2010, net income of Retail Banking increased compared to the same period in 2009, resulting from a 27 percent increase in net interest income, partially offset by an 11 percent increase in noninterest expense. The increase in net interest income was primarily due to increased margin combined with the growth in loans and interest bearing deposits.

        Average asset growth for the six months ended June 30, 2010 compared to the same period in 2009 was primarily driven by a 4 percent growth in average loans, mainly in residential mortgages.

        Average deposits increased 14 percent during the six months ended June 30, 2010 compared to the same period in 2009. This increase was primarily due to Retail Banking's strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, relationship management, sales resources, and new products and locations. We expect that a larger branch network, combined with this Retail Banking strategy and more robust telephone and internet channels, will improve growth prospects.

        Noninterest income increased by 1 percent during the six months ended June 30, 2010 compared to the same period in 2009. Noninterest expense increased by 11 percent during the six months ended June 30, 2010 compared to the same period in 2009. This increase was primarily due to increased staff costs, FDIC insurance assessment expense and acquisition expenses.

        Retail Banking is comprised of the following major divisions: Retail Banking Branches and Consumer Asset Management.

  •
  the Retail Banking Branches Division serves its customers through 341 full-service branches in California and 54 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

        The main strategy of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer's primary banks. Consistent with this strategy, Corporate Banking business units attempt to serve a large part of the targeted customers' credit and depository needs. The Corporate Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a "business bank." We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies. Competition in our principal markets may further intensify as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which, among other things, permits de novo branching into California by national banks, state banks and foreign banks from other states (see Part II, Item IA, "Risk Factors—Substantial competition could adversely affect us" in this Form 10-Q for additional information about the Dodd-Frank Act).

        During the six months ended June 30, 2010, net income of Corporate Banking increased 29 percent, compared to the same period of 2009, resulting from a 26 percent increase in net interest income and a 7 percent increase in noninterest income, partially offset by a 19 percent increase in noninterest expense. The increase in net interest income was mainly due to higher deposits.

        During the six months ended June 30, 2010, average loans decreased 12 percent compared to the same period of 2009 primarily due to decreases in our commercial and industrial loan portfolio and real estate construction portfolio, partially offset by an increase in our residential mortgage portfolio.

        During the six months ended June 30, 2010, average deposits increased 46 percent compared to the same period of 2009. Money market deposits experienced significant growth as a result of long-term corporate deposit-gathering strategies, a "flight to quality" and entry into new business niches. These new niches provided funding from large institutional accounts, including brokerage firms. These relationships reflect execution of a business strategy to obtain deposits from brokerage and institutional clients. In addition, state and local government and Corporate Banking deposits experienced significant growth.

        Noninterest income increased 7 percent during the six months ended June 30, 2010, compared to the same period of 2009, primarily due to higher amortized fees on standby letters of credit, gain on private capital investments and gain on sale on leases, partially offset by lower trading income. Noninterest expense increased 19 percent during the six months ended 2010 compared to the same period of 2009 primarily due to increased staff costs and FDIC insurance assessment cost.Corporate Banking initiatives continue to include expanding commercial and loan relationship strategies that include originating, underwriting and syndicating loans in core competency markets, such as the California middle market, corporate banking, commercial real estate, institutional trusts, energy, equipment leasing and commercial finance. Corporate Deposits and Global

Treasury Management Division provides a full range of depository and treasury management products and solutions.

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

  •
  the Specialized Financial Services Division, which provides customized lending products to target markets, nationwide, through the following operating units:

  —
  Energy Capital Services provides corporate financing and project financing to oil and gas companies, as well as power and utility companies;

  —
  National Banking provides financing, deposits and traditional banking services to corporate clients in defined industries. Its Equipment Leasing arm provides lease financing services to corporate customers;

  •
  the Corporate Deposit and Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Corporate Deposit and Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division also manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

  •
  the Global and Wealth Markets Division, which serves our customers with their foreign exchange, interest rate and energy risk management and investment needs. The Global and Wealth Markets Division offers energy derivative contracts, on a limited basis, to serve our energy sector client base. The division takes market risk when buying and selling securities and foreign exchange contracts for its own account and accepts limited market risk when providing derivative contracts, since a significant portion of the market risk for these products is offset with third parties. The division also includes our registered broker-dealer and investment advisor, UnionBanc Investment Services LLC, which is a subsidiary of Union Bank, and Capital Markets, which provides financing to Middle Market and large corporate clients in their defined industries and geographic markets, together with limited merchant and investment banking related products and services;

  —
  the Wealth Management Services Division provides comprehensive financial services to our wealthy clientele. The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, and deposit and credit products. A key strategy of The Private Bank is to expand its business by acquiring new client relationships, as well as leveraging existing Bank client relationships. Through 16 existing locations, Private Bank relationship managers offer all of our available products and services; and

  —
  the Institutional Services and Asset Management Services Division provides investment management and administration services for a broad range of individuals and institutions;

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

  Other

        Our net loss decreased by $220.6 million in the six months ended June 30, 2010, compared to the same period in 2009, primarily due to lower loan loss provision and noninterest expense, and higher noninterest income; partially offset by lower net interest income.

        "Other" includes the following items:

  •
  the funds transfer pricing results for our entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

  •
  Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk";

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

        The financial results for the six months ended June 30, 2010 were impacted by the following factors:

  •
  credit expense of $48.0 million was due to the difference between the $214.0 million provision for loan losses calculated under our US GAAP methodology and the $166.0 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) decreased $195.1 million to $(66.3) million compared to the same period in 2009 primarily due to a decrease in our average loans to deposits ratio from 98 percent to 70 percent. The transfer pricing credit paid on deposits presumes that the funds are fully invested in term interest earning assets and to the extent the funds are not fully invested, the transfer pricing center will experience a net interest expense;

  •
  noninterest income of $79.0 million, which includes a $64.1 million gain on the sales of mortgage-backed securities;

  •
  noninterest expense (income) of $196.4 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. The decrease in noninterest expense includes lower amortization related to our privatization transaction, lower FDIC insurance assessment cost, and a $45 million decrease in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of ($82.4) million was due to the difference between the $81.7 million or a 26.7 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable business segments (including reconciling items) of $164.1 million using the marginal tax rate.

        The financial results for the six months ended June 30, 2009 were impacted by the following factors:

  •
  credit expense of $439.7 million was due to the difference between the $609.0 million provision for loan losses calculated under our US GAAP methodology and the $169.3 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) of $128.8 million;

  •
  noninterest income (expense) of ($6.6) million;

  •
  noninterest expense of $255.5 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments including $34.3 million in privatization-related expenses; and

  •
  income tax expense (benefit) of ($209.6) million was due to the difference between the ($104.3) million or a (53.7) percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $105.3 million using the RAROC effective rate.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2009 Form 10-K, which is incorporated by reference herein, in addition to the following information.

Industry Factors

        U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. consumer and business economy, all of which continue to present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances with a variety of measures; there can be no assurance that these measures will successfully address these circumstances.

        Over the past three years, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and present challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

        In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress. Refer to "Supervision and Regulation" in Item 1 of our 2009 Form 10-K for discussion of these measures.

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

        Recently, certain sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally. Further, European regulators have recently announced findings from capital stress tests on many European banks. The confidence in the transparency and robustness in these stress tests remains unclear. These combined factors, if continuing to worsen, could further increase the uncertainty in global markets.

        Difficult market conditions have adversely affected the U.S. banking industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing in 2009 and 2010, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-

backed securities but spreading to credit default swaps and other derivative and cash securities and, eventually, residential, commercial real estate loans and small business and other commercial loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and enhanced ability of banks to expand across state lines under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) (see "Substantial competition could adversely affect us").

  •
  We may be required to incur goodwill impairment losses in future periods. See "Critical Accounting Estimates—Annual Goodwill Impairment Analysis" in Item 7 of our 2009 Form 10-K. We will likely be subject to increased FDIC deposit premiums which will increase our costs. The FDIC may also impose one or more special or emergency assessments and has required U.S. banks to prepay quarterly assessments due over the period from 2009 to 2012. Refer to "Supervision and Regulation" in Item 1 of our 2009 Form 10-K for discussion of recent FDIC actions relating to deposit assessments.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new legislation will affect U.S. financial institutions, including Union Bank, in many ways, some of which will likely increase the cost of doing business and present other challenges to the financial services industry. Many of the new law's provisions will be implemented by rules and regulations of the federal banking agencies over the coming months, the scope and impact of which cannot yet be determined. The new law contains many provisions which may have particular relevance to the business of Union Bank. While the effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in increased FDIC deposit insurance premiums, increased capital and liquidity requirements, increased regulatory and compliance costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, which may be material.

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

        Refer to "Supervision and Regulation" in Item 1 of our 2009 Form 10-K for discussion of certain recently enacted and proposed laws and regulations that may affect our business.

        Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position

        Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. Depositors may withdraw certain deposits from Union Bank and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

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

        Substantial competition could adversely affect us

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon and Washington, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms. Some of our competitors are community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources that are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, including in our principal markets resulting from adverse economic and market conditions. Such large financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act, which, among other things, permits de novo branching into California by national banks, state banks and foreign banks from other states. We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years.

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been increasingly adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could continue to adversely affect property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, the energy industry and the technology industry in particular, are also being impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Conditions and credit markets remain uncertain and are expected to continue producing elevated charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

        Adverse California economic conditions could adversely affect our business

        The government of the State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. Governor Schwarzenegger declared a fiscal emergency on January 8, 2010, calling the State legislature into special session to begin taking action on the State's $19.1 billion reported deficit. The State of California began its fiscal year on July 1, 2010 with the State legislature having failed to pass a budget to address the deficit. If an agreement is not reached soon, the State's financial situation would likely worsen, the State's credit ratings could further deteriorate and it may have to issue IOUs, halt infrastructure projects and reduce state worker pay, among other measures.

        The revised budget plan proposed by Governor Schwarzenegger for the 2010-2011 fiscal year includes $12.4 billion in spending cuts to services and program eliminations, including to healthcare and social services programs. All three of the proposed budget plans before the State legislature assume that California will receive $3.4 billion in federal assistance. However, there have been no assurances from the federal government that such funds will be furnished to California. If such funds are not awarded, California may be forced to further cut state services or raise taxes or fees.

        If the California state government's budgetary and fiscal difficulties continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

        Risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

        We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business, including our FDIC-assisted acquisitions of certain assets and liabilities of Frontier Bank and Tamalpais Bank. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Our purchase and assumption and loss share agreements with the FDIC relating to our Frontier Bank and Tamalpais Bank transactions have specific and detailed compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated.

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

        In 2010, the federal banking agencies jointly adopted new guidance relating to incentive compensation policies at insured depository institutions. In general, the new guidance is principles-based and requires insured depository institutions to seek to assure that their incentive compensation policies do not encourage undue risk-taking by management officials and other employees. Over time, these guidelines could have the effect of making it more difficult for banks to attract and retain skilled personnel.

        The challenging operating environment and current operational initiatives may strain our available resources

        There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our integrated banking platform, adoption of the Basel II capital guidelines, various strategic initiatives, integration of the operations of our recent FDIC-assisted acquisitions, a disruptive economic environment, a challenging regulatory environment, including the possible effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.

Item 6.   Exhibits

No.	Description
2.1	Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation as Receiver of Frontier Bank, the Federal Deposit Insurance Corporation and Union Bank, N.A., dated as of April 30, 2010(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
Incorporated by reference to exhibit 2.1 to the UnionBanCal Corporation Current Report on Form 8-K dated April 30, 2010 (SEC File No. 001-15081).
(2)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: August 12, 2010	By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2010	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: August 12, 2010	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1	Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation as Receiver of Frontier Bank, the Federal Deposit Insurance Corporation and Union Bank, N.A., dated as of April 30, 2010(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)
Incorporated by reference to exhibit 2.1 to the UnionBanCal Corporation Current Report on Form 8-K dated April 30, 2010 (SEC File No. 001-15081).
(2)
Filed herewith.