Form 10-Q
period 2010-09-30
UNIONBANCAL CORP
filed 2010-11-12
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        Number of shares of Common Stock outstanding at October 31, 2010: 136,330,829

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. "Risk Factors," in our 2009 Annual Report on Form 10-K, Part II, Item 1A. "Risk Factors" in this report, and the other risks described in this report and in our 2009 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

        This report includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

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

  •
  The continued weak or uncertain economic outlook for the U.S. and global economy

  •
  The impact of changes in interest rates and our strategy to manage our interest rate risk profile

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook for the U.S. in general and for any particular region of the U.S. including, in particular, California, Oregon, Texas and Washington

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits and intent to fund our operations on an independent basis

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), and changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies and anticipated costs or other impacts on our business and operations as a result of these developments

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, or adverse facts and developments related thereto

  •
  Credit quality and provision for credit losses, including our expectation that elevated levels of charge- offs, which we began to experience in the latter half of 2008, will continue during the remainder of 2010

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, risk grade and credit migration trends and loss reserves for FDIC-covered loans

  •
  Loan portfolio composition and risk grade trends, expected charge-offs, delinquency rates compared to the industry average, our underwriting standards and our intent to sell or hold loans we originate

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities

  •
  Expected rates of return, maturities, yields, loss exposure and projected results

  •
  Tax rates and taxes, the possible effect of changes in Mitsubishi UFJ Financial Group, Inc.'s taxable profits on our California State tax obligations and of expected tax credits or benefits, and tax treatment of FDIC-assisted acquisitions

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our recent FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we will receive from the FDIC, or must pay to the FDIC, under loss share agreements

  •
  The impact of changes in our credit rating

  •
  The relationship between our business and that of BTMU and Mitsubishi UFJ Financial Group, Inc., the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and Mitsubishi UFJ Financial Group, Inc.

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Item 1A "Risk Factors" of Part II and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q.

        Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management's belief as of the date of this report and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	2009	2010
Interest Income
Loans	$576,166	$581,740	$1,762,540	$1,690,166
Securities	109,279	131,955	310,561	409,882
Interest bearing deposits in banks	4,956	1,513	9,406	9,264
Federal funds sold and securities purchased under resale agreements	110	146	348	415
Trading account assets	250	518	610	1,922

Total interest income	690,761	715,872	2,083,465	2,111,649

Interest Expense
Deposits	101,374	69,498	306,598	233,537
Federal funds purchased and securities sold under repurchase agreements	41	70	113	148
Commercial paper	355	398	2,901	927
Other borrowed funds	604	438	17,697	2,812
Long-term debt	27,351	27,413	84,771	81,424

Total interest expense	129,725	97,817	412,080	318,848

Net Interest Income	561,036	618,055	1,671,385	1,792,801
Provision for loan losses	314,000	8,000	923,000	222,000

Net interest income after provision for loan losses	247,036	610,055	748,385	1,570,801

Noninterest Income
Service charges on deposit accounts	74,888	62,472	218,053	192,455
Trust and investment management fees	34,506	33,209	102,543	98,873
Trading account activities	10,513	31,906	49,456	78,378
Securities gains, net	12,694	10,683	12,522	71,820
Merchant banking fees	14,601	19,011	48,357	54,910
Card processing fees, net	8,559	9,877	24,219	31,353
Brokerage commissions and fees	8,611	10,195	25,424	29,629
Other	19,557	40,590	61,284	114,724

Total noninterest income	183,929	217,943	541,858	672,142

Noninterest Expense
Salaries and employee benefits	233,981	292,736	710,601	892,013
Net occupancy and equipment	60,984	65,162	178,142	187,723
Professional and outside services	39,866	53,878	117,075	143,396
Intangible asset amortization	40,641	30,774	121,809	93,180
Regulatory agencies	30,739	29,132	101,513	89,506
(Reversal of) provision for losses on off-balance sheet commitments	6,000	(8,000)	47,000	(12,000)
Other	93,604	98,937	283,116	277,573

Total noninterest expense	505,815	562,619	1,559,256	1,671,391

Income (loss) before income taxes and including noncontrolling interests	(74,850)	265,379	(269,013)	571,552
Income tax expense (benefit)	(57,821)	99,388	(162,169)	181,053

Net Income (Loss) including Noncontrolling Interests	(17,029)	165,991	(106,844)	390,499
Deduct: Net loss from noncontrolling interests	—	3,788	—	10,383

Net Income (Loss) attributable to UNBC	$(17,029)	$169,779	$(106,844)	$400,882

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Assets
Cash and due from banks	$1,155,497	$1,198,258	$1,172,194
Interest bearing deposits in banks (includes $9,538 at September 30, 2010 related to consolidated variable interest entities (VIEs))	2,659,460	6,585,029	2,418,508
Federal funds sold and securities purchased under resale agreements	437,328	442,552	595,328

Total cash and cash equivalents	4,252,285	8,225,839	4,186,030
Trading account assets:
Pledged as collateral	60,816	15,168	37,301
Held in portfolio	879,734	710,480	1,133,640
Securities available for sale:
Pledged as collateral	—	2,500	—
Held in portfolio	18,210,574	22,556,329	18,327,048
Securities held to maturity (Fair value: September 30, 2009, $1,269,934; December 31, 2009, $1,457,654; and September 30, 2010, $1,494,941)	1,193,337	1,227,718	1,303,472
Loans:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	48,169,508	47,228,508	46,217,555
FDIC covered loans	—	—	1,693,554

Total loans	48,169,508	47,228,508	47,911,109
Allowance for loan losses	(1,260,307)	(1,357,000)	(1,276,845)

Loans, net	46,909,201	45,871,508	46,634,264
Due from customers on acceptances	12,842	8,514	7,407
Premises and equipment, net	667,005	674,298	674,301
Intangible assets	601,140	561,040	486,688
Goodwill	2,369,326	2,369,326	2,431,583
FDIC indemnification asset	—	—	833,939
Other assets (includes $291,243 at September 30, 2010 related to consolidated VIEs)	2,996,947	3,375,408	3,786,404

Total assets	$78,153,207	$85,598,128	$79,842,077

Liabilities
Noninterest bearing	$14,472,375	$14,558,989	$15,425,621
Interest bearing	46,218,993	53,958,664	46,114,925

Total deposits	60,691,368	68,517,653	61,540,546
Federal funds purchased and securities sold under repurchase agreements	229,268	150,453	139,602
Commercial paper	423,499	888,541	701,135
Other borrowed funds	164,861	591,934	136,441
Trading account liabilities	715,075	538,894	1,009,888
Acceptances outstanding	12,842	8,514	7,407
Other liabilities (includes $2,001 at September 30, 2010 related to consolidated VIEs)	1,306,097	1,096,095	1,441,929
Long-term debt (includes $7,853 at September 30, 2010 related to consolidated VIEs)	5,135,193	4,225,711	4,457,830

Total liabilities	68,678,203	76,017,795	69,434,778

Commitments, contingencies and guarantees—See Note 16
Equity
UNBC Stockholder's Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136,331	136,331	136,331
Additional paid-in capital	5,195,023	5,195,023	5,195,023
Retained earnings	4,857,958	4,899,841	5,295,866
Accumulated other comprehensive loss	(714,308)	(650,862)	(492,539)

Total UNBC stockholder's equity	9,475,004	9,580,333	10,134,681
Noncontrolling interests	—	—	272,618

Total equity	9,475,004	9,580,333	10,407,299

Total liabilities and equity	$78,153,207	$85,598,128	$79,842,077

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder's equity
BALANCE DECEMBER 31, 2008	$136,331	$3,195,023	$4,964,802	$(811,851)	$—	$7,484,305

Comprehensive loss:
Net loss—For the nine months ended September 30, 2009			(106,844)			(106,844)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(34,492)		(34,492)
Net change in unrealized losses on securities				120,758		120,758
Foreign currency translation adjustment				1,085		1,085
Net change in pension and other benefits				10,192		10,192

Total comprehensive loss, net of tax						(9,301)
Capital contribution from Bank of Tokyo-Mitsubishi UFJ, Ltd.		2,000,000				2,000,000

Net change	—	2,000,000	(106,844)	97,543	—	1,990,699

BALANCE SEPTEMBER 30, 2009	$136,331	$5,195,023	$4,857,958	$(714,308)	$—	$9,475,004

BALANCE DECEMBER 31, 2009	$136,331	$5,195,023	$4,899,841	$(650,862)	$—	$9,580,333

Cumulative effect from change in accounting for VIEs(1)					271,923	271,923
Cumulative effect from change in accounting for
embedded credit derivatives, net of tax(2)			(4,857)	6,472		1,615
Comprehensive income:
Net income (loss)—For the nine months ended September 30, 2010			400,882		(10,383)	390,499
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(49,886)		(49,886)
Net change in unrealized losses on securities				190,240		190,240
Foreign currency translation adjustment				457		457
Net change in pension and other benefits				11,040		11,040

Total comprehensive income, net of tax						542,350
Other					11,078	11,078

Net change	—	—	396,025	158,323	272,618	826,966

BALANCE SEPTEMBER 30, 2010	$136,331	$5,195,023	$5,295,866	$(492,539)	$272,618	$10,407,299

(1)
For additional information on the consolidated VIEs, refer to Note 7 to these consolidated financial statements.
(2)
For additional information on the change in accounting for embedded derivatives, refer to Note 2 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$(106,844)	$390,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	923,000	222,000
(Reversal of) provision for losses on off-balance sheet commitments	47,000	(12,000)
Depreciation, amortization and accretion, net	133,428	184,726
Deferred income taxes	(123,938)	30,823
Net gains on sales of securities	(12,522)	(71,820)
Net decrease (increase) in trading account assets	276,229	(445,293)
Net increase in prepaid expenses	(27,199)	(10,309)
Net increase in fees and other receivable	(79,607)	(160,811)
Net decrease (increase) in other assets	(276,914)	237,534
Net increase (decrease) in accrued expenses	(251,218)	78,378
Net increase (decrease) in trading account liabilities	(319,588)	456,949
Net increase (decrease) in other liabilities	(200,736)	104,927
Loans originated for resale	(65,337)	—
Net proceeds from sale of loans originated for resale	37,915	—
Other, net	28,211	(778)
Discontinued operations, net	(6,027)	—

Total adjustments	82,697	614,326

Net cash provided by (used in) operating activities	(24,147)	1,004,825

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	3,164,329	3,137,465
Proceeds from matured and called securities available for sale	1,738,034	8,217,896
Purchases of securities available for sale and held to maturity	(15,882,619)	(6,721,367)
Proceeds from matured securities held to maturity	3,768	4,835
Purchases of premises and equipment, net	(83,825)	(71,591)
Net decrease in loans	1,034,102	900,770
Net cash acquired from acquisitions	—	272,175
Other, net	(1,576)	(6,532)

Net cash provided by (used in) investing activities	(10,027,787)	5,733,651

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	14,641,599	(9,865,055)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	56,510	(12,791)
Net decrease in commercial paper and other borrowed funds	(7,772,564)	(644,179)
Capital contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	2,000,000	—
Proceeds from issuance of long-term debt	1,625,000	1,250,000
Repayment of long-term debt	(750,000)	(1,518,535)
Other, net	1,085	457
Change in noncontrolling interests	—	11,078
Discontinued operations, net	(1,929)	—

Net cash provided by (used in) financing activities	9,799,701	(10,779,025)

Net decrease in cash and cash equivalents	(252,233)	(4,040,549)
Cash and cash equivalents at beginning of period	4,504,345	8,225,839
Effect of exchange rate changes on cash and cash equivalents	173	740

Cash and cash equivalents at end of period	$4,252,285	$4,186,030

Cash Paid During the Period For:
Interest	$416,511	$299,576
Income taxes, net	208,972	99,168
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$—	$3,227,260
Fair value of liabilities assumed	—	3,499,435
Securities available for sale transferred to securities held to maturity	1,144,036	—
Loans transferred to foreclosed assets (OREO)	55,367	77,803

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited consolidated financial statements of UnionBanCal Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses (Note 5), purchased credit-impaired loans (Note 5), annual goodwill impairment analysis (Note 6), pension accounting (Note 9), valuing financial instruments (Note 13), and income taxes.

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

        On April 16 and April 30, 2010, the Bank entered into Purchase and Assumption Agreements (Agreements) with the Federal Deposit Insurance Corporation (FDIC) to acquire certain assets and assume certain liabilities of Tamalpais Bank and Frontier Bank, respectively. Pursuant to the Agreements, the Bank acquired $571.9 million and $2.9 billion of assets at fair value related to Tamalpais Bank and Frontier Bank, respectively. See Note 3 to these consolidated financial statements in this Form 10-Q for additional information about the transactions.

        On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company's issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the privatization transaction, BTMU owned approximately 64 percent of the Company's outstanding shares of common stock.

Note 2—Recently Issued Accounting Pronouncements

  Accounting for Transfers of Financial Assets

        In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, Accounting for Transfers of Financial Assets, which formally codifies Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets—an

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

amendment of FASB Statement 140, which was issued in June 2009. The guidance eliminates the concept of qualifying special purpose entities (QSPEs) and modifies financial asset derecognition criteria. The elimination of the exception for QSPEs will likely result in the consolidation of vehicles that were formerly not subject to consolidation as a QSPE. The derecognition modifications require that companies consider all arrangements made contemporaneously with, or in contemplation of, a transfer by the Company or any of its consolidated affiliates when determining whether derecognition is appropriate for a transferred financial asset. For a transfer of a portion of a financial asset to be derecognized, it must meet the definition of a participating interest. The guidance also requires that all beneficial interests retained in transferred financial assets be initially measured at fair value. Additional disclosures are required for transferors with continuing involvement in a transferred financial asset. The guidance was effective January 1, 2010. At adoption, there was no impact on the Company's financial position or results of operations.

  Consolidation Criteria for Variable Interest Entities

        In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was issued in June 2009. The guidance amends the method of analyzing which party should consolidate a variable interest entity (VIE) by providing revised criteria for determining the primary beneficiary. A company would be required to determine the primary beneficiary of a VIE on an ongoing basis based on a qualitative assessment of which party, if any, has the power to direct activities that have the most significant economic impact and the right to receive benefits or the obligation to absorb losses, where such rights or obligations could potentially be significant to the VIE. New disclosures required for continuing involvement with VIEs and judgments used in the consolidation analysis including the method, significant judgments and assumptions used for determining the primary beneficiary. The guidance was effective January 1, 2010. This guidance did not have a material impact on the Company's results of operations. Disclosures required under this guidance are included in Note 7 to these consolidated financial statements.

  Improving Disclosures about Fair Value Measurements

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This guidance amends FASB Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, to require the disclosure of transfers in and out of Level 1 and Level 2 and a gross presentation within the Level 3 rollforward. This guidance also clarifies that the information should be presented by class of financial asset or liability. A discussion of valuation techniques and inputs is required for Level 2 and Level 3, for both recurring and nonrecurring measurements. The guidance applies only to disclosures and was effective March 31, 2010, except for the gross presentation within the Level 3 rollforward, which will be effective March 31, 2011. Disclosures required under this guidance are included in Note 13 to these consolidated financial statements.

  Scope Exception Related to Embedded Derivatives

        In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Derivatives. This guidance limits the scope exception for embedded credit derivatives in securitized financial assets and clarifies when embedded credit derivatives should be evaluated for bifurcation. Upon the July 1, 2010

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements (Continued)

adoption of this guidance, the Company recorded a $4.9 million decrease to retained earnings and a related increase to accumulated other comprehensive income of $6.5 million as a cumulative effect adjustment.

  Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset

        In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset: a Consensus of the FASB Emerging Issues Task Force. This guidance states that troubled debt restructuring accounting cannot be applied to individual loans within purchased credit-impaired loan pools. This guidance was effective for modifications of loans accounted for within pools after July 1, 2010. At adoption, there was no impact on the Company's financial position or results of operations.

  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

        In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires expanded disclosures related to the credit quality of financing receivables and the related allowance for credit losses. The new disclosures require an aging of past due receivables and credit quality indicators at the end of each reporting period. This guidance also requires that new and existing disclosures be disaggregated by portfolio segment or class of financing receivable including existing disclosures related to the allowance for credit losses, nonaccrual status and impairment. The guidance, related to disclosures as of the end of the reporting period, is effective as of December 31, 2010. The guidance, related to disclosures about activity occurring during the reporting period, is effective beginning in January 1, 2011.

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

        Excluding the effects of purchase accounting adjustments, the Bank acquired total assets of $3.2 billion, including $2.7 billion in loans, $173.9 million of other real estate owned (OREO) and $78.6 million of securities available for sale. Additionally, the Bank assumed $2.5 billion of deposits and $372.0 million of borrowings and other liabilities. The assets were acquired at an 11 percent discount to Frontier's book value and the deposits were assumed without a premium. The Bank recorded a payable to the FDIC totaling $9.4 million, which is included in other liabilities on the consolidated balance sheet, for consideration of the net assets acquired (i.e., the net difference between the assets acquired and the liabilities assumed). This amount is payable within one year of the acquisition date and is outstanding at September 30, 2010.

        In connection with the acquisition, the Bank also entered into two loss share agreements with the FDIC—one for single-family residential mortgage loans and one for commercial loans, the related unfunded commitments and other covered assets. All acquired loans and OREO, totaling $2.9 billion, are covered by loss share agreements (covered assets) between the FDIC and the Bank. Pursuant to the terms of these loss share

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

agreements, the FDIC's obligation to reimburse the Bank for losses on the covered assets begins with the first dollar of loss incurred. The terms of the loss share agreements with respect to all covered assets provide for the FDIC to reimburse the Bank for 80 percent of covered losses, plus three months of foregone interest. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the loss share percentage at the time of recovery. The covered OREO is included in other assets on the consolidated balance sheet.

        The following table presents the covered assets and the estimated fair value at the acquisition date:

(Dollars in thousands)	Amount Covered	Fair Value
Loans held for investment	$2,710,370	$1,544,269
OREO	173,905	154,566

Total	$2,884,275	$1,698,835

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

        The purchase and assumption and loss share agreements have specific and detailed compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC. The fair value of the loss share agreements was recorded as an indemnification asset at an estimated fair value of $868 million as of the acquisition date and is included on the consolidated balance sheet. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

        The contribution of the Frontier transaction to the Company's results of operations for the period May 1 to September 30, 2010 is as follows: revenue (which consists of net interest income and noninterest income) of $59.9 million, noninterest expense of $33.3 million and income before income taxes of $26.6 million. The contribution during the three months ended September 30, 2010 is as follows: revenue of $34.3 million, noninterest expense of $22.2 million and income before income taxes of $12.1 million. These amounts include the accretion related to the covered assets and FDIC indemnification asset recorded during the period ended September 30, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

  Assets Acquired and Liabilities Assumed:

        The assets acquired and liabilities assumed were recorded at their estimated, provisional fair values on the acquisition date. During the third quarter of 2010, management reviewed and, where necessary, adjusted the acquisition date fair values. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition (defined as the measurement period). The assets and liabilities that continue to be provisional include, but are not limited to, loans, core deposit intangibles, OREO, the FDIC indemnification asset, the FDIC indemnification liability, and the residual effects that those adjustments would have on goodwill. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

        The following table presents the net assets acquired from Frontier and the estimated purchase accounting adjustments, which include the effects of measurement period adjustments that were applied to the acquisition date fair values (primarily FDIC covered loans) during the third quarter of 2010. These adjustments resulted in additional goodwill of $11.8 million.

(Dollars in thousands)	Acquisition Date
Net assets acquired	$362,717
Purchase accounting adjustments:
FDIC covered loans	(1,166,101)
FDIC indemnification asset	868,005
Other assets/liabilities, net	(77,648)

Total purchase accounting adjustments	(375,744)

Fair value of net assets acquired	(13,027)
FDIC payable	(9,459)

Goodwill	$22,486

        The goodwill arising from the acquisition reflects the increased market share and related synergies that are expected to be gained. The goodwill was assigned to the Company's Retail Banking and Corporate Banking reportable business segments. See Note 6 to these consolidated financial statements for additional information on the goodwill allocation. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

        The Bank did not immediately acquire the banking facilities, including furniture, fixtures, and equipment, as part of the Agreement. However, the Bank had the option to purchase these assets and assume leases from the FDIC for a term expiring 90 days after the acquisition date, unless extended. The FDIC extended the option to purchase these assets to September 30, 2010. During the third quarter of 2010, the Bank exercised its option and assumed certain premises leases and committed to purchase certain owned properties, furniture and equipment. These commitments are expected to be finalized during the fourth quarter of 2010. Assets not yet assumed are currently leased from the FDIC on a month-to-month basis.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

        The following table reflects the estimated fair values of the assets acquired and liabilities assumed for the Frontier transaction on the acquisition date:

(Dollars in thousands)
Assets:
Cash and due from banks	$35,953
Interest bearing deposits in banks	5,000
Federal funds sold	178,395

Total cash and cash equivalents	219,348
Securities available for sale	78,587
FDIC covered loans	1,544,269
Goodwill	22,486
Core deposit intangible	12,650
FDIC indemnification asset	868,005
FDIC covered OREO	154,566
Other assets	27,593

Total assets acquired	$2,927,504

Liabilities:
Deposits:
Noninterest bearing	$303,433
Interest bearing	2,184,304

Total deposits	2,487,737
Federal funds purchased and securities sold under repurchase agreement	1,940
Advances from FHLB	383,359
Other borrowed funds	1,280
Other liabilities	53,188

Total liabilities assumed	$2,927,504

        The following is a description of the methods used to determine the acquisition date fair values of significant assets and liabilities presented above.

Loans

        Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was performing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs, and return requirements for comparable risk assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Business Combinations (Continued)

Other real estate owned

        OREO is measured at the estimated value that management expects to receive when the property is sold, net of related costs of disposal.

FDIC indemnification asset

        The FDIC indemnification asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to sell them. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. The expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC.

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

        In connection with the acquisition, the Bank also entered into two loss share agreements, which have terms similar to those contained in the Frontier transaction with the FDIC. At Tamalpais' acquisition date, covered assets totaled $506.2 million with a fair value of $378.1 million. The assets acquired and liabilities assumed were recorded at their estimated, provisional fair values on acquisition date. During the third quarter of 2010, management reviewed and, where necessary, adjusted the acquisition date fair values. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition (defined as the measurement period).

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	September 30, 2009
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$299,247	$12	$—	$299,259
Other U.S. government	6,063,641	18,218	3,883	$6,077,976
Residential mortgage-backed securities—agency	10,918,439	223,749	3,966	11,138,222
Residential mortgage-backed securities—non-agency	492,025	93	60,192	431,926
State and municipal	47,640	2,409	9	50,040
Asset-backed and debt securities	113,017	1,290	8,117	106,190
Equity securities	106,882	415	336	106,961

Total securities available for sale	$18,040,891	$246,186	$76,503	$18,210,574

	December 31, 2009
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$299,488	$189	$—	$299,677
Other U.S. government	12,311,626	13,165	47,373	12,277,418
Residential mortgage-backed securities—agency	9,215,771	171,513	25,161	9,362,123
Residential mortgage-backed securities—non-agency	454,646	36	63,243	391,439
State and municipal	43,287	1,830	21	45,096
Asset-backed and debt securities	112,609	1,598	6,072	108,135
Equity securities	74,791	441	291	74,941

Total securities available for sale	$22,512,218	$188,772	$142,161	$22,558,829

	September 30, 2010
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150,639	$35	$—	$150,674
Other U.S. government	8,014,636	140,027	21	8,154,642
Residential mortgage-backed securities—agency	9,040,356	202,013	1,514	9,240,855
Residential mortgage-backed securities—non-agency	564,299	5,811	38,512	531,598
State and municipal	44,930	2,196	8	47,118
Asset-backed and debt securities	117,517	8,270	1,760	124,027
Equity securities	77,592	705	163	78,134

Total securities available for sale	$18,009,969	$359,057	$41,978	$18,327,048

(1)
Amortized cost reflects fair value adjustments as a result of the Company's privatization transaction.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Securities Held to Maturity

	September 30, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,741,408	$—	$548,166	$1,193,242	$101,055	$24,458	$1,269,839
Foreign securities	95	—	—	95	—	—	95

Total securities held to maturity	$1,741,503	$—	$548,166	$1,193,337	$101,055	$24,458	$1,269,934

	December 31, 2009
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,758,716	$—	$531,094	$1,227,622	$231,135	$1,199	$1,457,558
Foreign securities	96	—	—	96	—	—	96

Total securities held to maturity	$1,758,812	$—	$531,094	$1,227,718	$231,135	$1,199	$1,457,654

	September 30, 2010
		Recognized in Other Comprehensive Income (OCI)(2)			Not Recognized in OCI(2)
(Dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,774,632	$—	$471,258	$1,303,374	$195,915	$4,446	$1,494,843
Foreign securities	98	—	—	98	—	—	98

Total securities held to maturity	$1,774,730	$—	$471,258	$1,303,472	$195,915	$4,446	$1,494,941

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        The amortized cost, fair value, and carrying value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Maturity Schedule of Securities

Securities Available for Sale(1)

	September 30, 2010
(Dollars in thousands)	Amortized Cost(3)	Fair Value
Due in one year or less	$744,568	$748,021
Due after one year through five years	7,683,623	7,829,870
Due after five years through ten years	981,325	1,017,315
Due after ten years	8,522,861	8,653,708
Equity securities(2)	77,592	78,134

Total securities available for sale	$18,009,969	$18,327,048

Securities Held to Maturity

	September 30, 2010
(Dollars in thousands)	Amortized Cost(3)(4)	Carrying Value	Fair Value
Due in one year or less	$1,745	$1,745	$2,499
Due after one year through five years	92,013	70,787	84,767
Due after five years through ten years	1,411,449	1,055,278	1,203,909
Due after ten years	269,523	175,662	203,766

Total securities held to maturity	$1,774,730	$1,303,472	$1,494,941

(1)
The remaining contractual maturities of residential mortgage-backed securities are classified without regard to prepayments.The contractual maturity of these securities is not a reliable indicator of their expected life since borrowers have the right to repay their obligations at any time.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	2009	2010
Proceeds from sales	$3,140,095	$1,047,322	$3,164,329	$3,137,465
Gross realized gains	12,699	13,994	13,304	78,534
Gross realized losses	—	—	—	435

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Analysis of Unrealized Losses on Securities

        At September 30, 2009, December 31, 2009 and September 30, 2010, the Company's securities with a continuous unrealized loss position are shown below, separately for periods less than and greater than 12 months.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

	September 30, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$984	$21	1	$—	$—	—	$984	$21	1
Residential mortgage-backed securities—agency	386,552	1,315	35	69,621	199	4	456,173	1,514	39
Residential mortgage-backed securities—non-agency	30,641	577	6	154,825	37,935	10	185,466	38,512	16
State and municipal	2,248	1	6	131	7	1	2,379	8	7
Asset-backed and debt securities	17,089	861	1	5,168	899	3	22,257	1,760	4
Equity securities	1,121	3	1	296	160	2	1,417	163	3

Total securities available for sale	$438,635	$2,778	50	$230,041	$39,200	20	$668,676	$41,978	70

Securities Held to Maturity

	September 30, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$82,208	$30,199	20	$1,187,631	$542,425	201	$1,269,839	$572,624	221

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$103,921	$26,412	21	$1,353,637	$505,881	201	$1,457,558	$532,293	222

	September 30, 2010
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$—	$—	—	$1,479,167	$475,704	220	$1,479,167	$475,704	220

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        The following describes the nature of the Company's investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

        At September 30, 2010, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity, and it is not more likely than not that the Company will have to sell the securities prior to recovery of amortized cost.

  Other U.S. Government Securities

        Other U.S. Government securities are securities issued by one of the several Government-Sponsored Enterprises (GSEs) such as Fannie Mae, Freddie Mac, Federal Home Loan Banks or Federal Farm Credit Banks. They are not backed by the full faith and credit of the United States government. These securities are issued with a stated interest rate and mature in less than five years. The unrealized losses on other U.S. Government securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at September 30, 2010.

  Residential Mortgage-Backed Securities—Agency

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from higher interest rates subsequent to purchase and not credit quality. As a result, the securities were not other-than-temporarily impaired at September 30, 2010.

  Residential Mortgage-Backed Securities—Non-Agency

        Non-agency residential mortgage-backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, an insignificant amount of impairment was recognized on three securities during the nine months ended September 30, 2010. With respect to the remaining portfolio at September 30, 2010, the Company expects to recover the entire amortized cost basis of these securities.

  State and Municipal Securities

        State and municipal securities are primarily securities issued by state and local governments to finance operating expenses and various projects. These securities are issued at a stated interest rate and have varying expected maturities ranging up to 30 years. The unrealized losses on the state and municipal securities resulted from higher interest rates subsequent to purchase and not from credit quality. As a result, the securities were not other-than-temporarily impaired at September 30, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at September 30, 2010 primarily consist of privately placed debt securities issued by power and utilities companies. Expected cash flows of these debt securities are assessed to determine if the amortized cost basis of these securities is recoverable. Based on this assessment, an insignificant amount of impairment was recognized on one commercial mortgage-backed security during the nine months ended September 30, 2010.

  Collateralized Loan Obligations

        The Company's CLOs primarily consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, the Company reclassified its CLOs from available for sale to held to maturity. The Company considers the held to maturity classification to be more appropriate because the Company has the ability and the intent to hold these securities to maturity.

        Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. The fair value of the CLO portfolio was adversely impacted in 2009 and the nine months ended September 30, 2010 by the overall financial market crisis. Based on the analysis performed as of September 30, 2010 to determine whether any of the unrealized losses related to CLOs were believed to be other-than-temporary, the Company expects to recover the entire amortized cost basis of these securities.

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

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At September 30, 2010, the Company had $5.2 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.3 million), to support unrealized losses on derivative transactions reported in trading liabilities ($0.7 million) and to secure public and trust department deposits ($4.2 billion).

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

        At September 30, 2009, December 31, 2009, and September 30, 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $294.9 million (none of which has been repledged to secure public agency or bankruptcy deposits or to cover short sales), $442.6 million ($434.6 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), and $476.9 million ($442.7 million of which has been repledged to secure bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

Note 5—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned discount and deferred fees (costs) of $46 million, $53 million and $58 million at September 30, 2009 and December 31, 2009 and September 30, 2010, respectively, is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$15,994,997	$15,258,081	$14,650,250
Construction	2,691,515	2,429,009	1,849,805
Residential mortgage	16,576,052	16,716,048	17,295,349
Commercial mortgage	8,320,374	8,245,778	7,892,900
Consumer:
Installment	2,303,897	2,244,239	2,054,863
Revolving lines of credit	1,599,112	1,672,842	1,835,376

Total consumer	3,903,009	3,917,081	3,890,239
Lease financing	658,708	653,743	635,267

Total loans held for investment, excluding FDIC covered loans	48,144,655	47,219,740	46,213,810
Loans held for sale	24,853	8,768	3,745

Total loans, excluding FDIC covered loans	48,169,508	47,228,508	46,217,555
FDIC covered loans(1)	—	—	1,693,554

Total loans	48,169,508	47,228,508	47,911,109
Allowance for loan losses	1,260,307	1,357,000	1,276,845

Loans, net	$46,909,201	$45,871,508	$46,634,264

(1)
Represents the acquired loans that are covered by the loss share agreements with the FDIC.

        The Company evaluated loans acquired in the Frontier and Tamalpais transactions in accordance with accounting guidance related to loans acquired with deteriorated credit quality as of the acquisition date. Acquired loans are considered impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that the Company will be unable to collect all contractually required payments receivable. Management elected to account for all acquired loans, except for revolving lines of credit,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

within the scope of the accounting guidance using the same methodology. The following table reflects the carrying value of loans, pursuant to accounting standards for purchased credit-impaired loans and other purchased loans as of September 30, 2010:

	September 30, 2010
(Dollars in thousands)	Purchased credit-impaired loans	Other purchased loans	Total
Commercial, financial and industrial	$370,877	$116,726	$487,603
Construction	317,664	2,476	320,140
Residential mortgage	87,595	—	87,595
Commercial mortgage	729,214	20,308	749,522
Consumer:
Installment	24,777	—	24,777
Revolving lines of credit	—	23,917	23,917

Total consumer	24,777	23,917	48,694

Total FDIC covered loans	$1,530,127	$163,427	$1,693,554

        The acquired loans are referred to as "covered loans" as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. As of acquisition dates, the estimated fair value of the purchased credit-impaired loan portfolio of Frontier and Tamalpais subject to the loss share agreements was $1.7 billion, which represents the present value of expected cash flows from the portfolio. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimated credit losses in the acquired loan portfolio at the acquisition date.

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans as of the respective acquisition dates:

(Dollars in thousands)
Contractually required payments including interest	$3,789,578
Nonaccretable difference	1,774,301

Cash flows expected to be collected (undiscounted)	2,015,277
Accretable yield	296,696

Fair value of purchased credit-impaired loans	$1,718,581

        The accretable yield for purchased credit-impaired loans was as follows for both the three and nine months ended September 30, 2010:

(Dollars in thousands)	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Accretable yield, beginning of period	$274,417	$—
Additions	—	296,696
Accretion	(29,879)	(52,158)
Other	218	218

Accretable yield, end of period	$244,756	$244,756

        The carrying value and outstanding balance for the purchased credit-impaired loans as of the respective acquisition dates and at September 30, 2010 were as follows:

(Dollars in thousands)	Acquisition Date	September 30, 2010
Total outstanding balance	$3,153,424	$2,975,932

Carrying value	$1,718,581	$1,530,127

        As of the respective acquisition dates, the contractually required payments receivable, including interest, for all other purchased loans was $270.1 million, the contractual cash flows not expected to be collected was $53.7 million, and the estimated fair value of the loans was $196.3 million. The difference between the acquisition date fair value and the expected cash flows is being accreted to interest income over the remaining life of the loans for all loans that are currently performing.

        All acquired loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the respective acquisition dates. The acquired loans are and will continue to be subject to the Bank's internal credit review. As a result, if credit deterioration is noted subsequent to the respective acquisition dates, such deterioration will be measured through the Bank's loss reserving methodology and a provision for loan losses will be recorded. During the third quarter of 2010, there was no provision recorded related to the acquired loans, as there was no incremental credit deterioration identified.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	2009	2010
Allowance for loan losses, beginning of period	$1,081,633	$1,357,869	$737,767	$1,357,000
Loans charged off	143,280	102,129	414,330	349,243
Recoveries of loans previously charged off	6,607	12,689	9,700	46,861

Total net loans charged off	136,673	89,440	404,630	302,382
Provision for loan losses	314,000	8,000	923,000	222,000
Other	1,347	416	4,170	227

Allowance for loan losses, end of period	1,260,307	1,276,845	1,260,307	1,276,845
Allowance for losses on off-balance sheet commitments	172,374	164,374	172,374	164,374

Allowances for credit losses, end of period	$1,432,681	$1,441,219	$1,432,681	$1,441,219

        The provision for loan losses decreased $306 million to $8 million for the third quarter of 2010 from $314 million for the third quarter of 2009, primarily due to improved credit quality of the loan portfolio, as well as a change in the category mix and lower projected loss component of nonaccrual loans during the third quarter of 2010 compared to the third quarter of 2009.

        Nonaccrual loans totaled $1.3 billion, at September 30, 2009 and December 31, 2009 and at September 30, 2010, respectively. There were $17.8 million, $20.8 million, and $173.9 million (of which $1.9 million, $3.8 million and $24.6 million were on accrual status at September 30, 2009, December 31, 2009 and September 30, 2010, respectively) of troubled debt restructured loans at September 30, 2009, December 31, 2009 and September 30, 2010, respectively. Loans 90 days or more past due and still accruing totaled $5.4 million, $5.0 million and $17.5 million at September 30, 2009, December 31, 2009 and September 30, 2010, respectively.

Note 6—Goodwill and Intangible Assets

        As a result of the acquisition of certain assets and liabilities of Frontier and Tamalpais, the Company recorded goodwill and core deposit intangible assets totaling $62.3 million and $14.7 million, respectively. Goodwill of $45.3 million and $17.0 million was assigned to the Company's Retail Banking and Corporate Banking reportable business segments, respectively. The amount of goodwill recorded represents the residual difference in fair values of the assets acquired net of the liabilities assumed and the payable to the FDIC for the net assets acquired. The core deposit intangible assets will be amortized over approximately 10 years based upon the total economic benefits received. See Note 3 to these consolidated financial statements for information on the Company's business combinations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

  Goodwill

        The changes in the carrying amount of goodwill during the nine months ended September 30, 2009 and 2010 are shown below:

(Dollars in thousands)	2009	2010
Balance, January 1,	$2,369,326	$2,369,326
Acquisitions	—	62,257

Balance, September 30,	$2,369,326	$2,431,583

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Goodwill by reportable business segment:
Retail Banking	$1,152,648	$1,152,648	$1,197,914
Corporate Banking	1,216,678	1,216,678	1,233,669

Goodwill, end of period	$2,369,326	$2,369,326	$2,431,583

        The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual goodwill impairment test as of April 1, 2010 was performed during the second quarter of 2010, and no impairment was recognized.

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at September 30, 2009, December 31, 2009 and September 30, 2010.

	September 30, 2009			December 31, 2009			September 30, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$619,398	$(194,678)	$424,720	$619,398	$(233,042)	$386,356	$637,196	$(319,724)	$317,472
Trade name	108,733	(2,744)	105,989	108,733	(3,430)	105,303	108,733	(5,491)	103,242
Customer relationships	53,761	(4,479)	49,282	53,761	(5,531)	48,230	53,761	(8,715)	45,046
Other	9,555	(1,500)	8,055	9,555	(1,498)	8,057	10,585	(2,751)	7,834

Subtotal—intangibles with a definite useful life	$791,447	$(203,401)	$588,046	$791,447	$(243,501)	$547,946	$810,275	$(336,681)	$473,594

Other intangibles with an indefinite useful life	13,094	—	13,094	13,094	—	13,094	13,094	—	13,094

Total intangibles	$804,541	$(203,401)	$601,140	$804,541	$(243,501)	$561,040	$823,369	$(336,681)	$486,688

        Total amortization expense for the third quarters of 2009 and 2010 was $40.6 million and $30.8 million, respectively. Total amortization expense for the nine months ended September 30, 2009 and 2010 was $121.8 million and $93.2 million, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense at September 30, 2010 is as follows:

(Dollars in thousands)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets with a Definite Useful Life
Estimated amortization expense for the years ending:
Remaining 2010	$28,633	$686	$1,061	$436	$30,816
2011	90,273	2,747	3,968	1,616	98,604
2012	71,835	2,747	3,679	1,055	79,316
2013	47,459	2,747	3,436	1,071	54,713
2014	34,151	2,747	3,232	771	40,901
Thereafter	45,121	91,568	29,670	2,885	169,244

Total estimated amortization expense	$317,472	$103,242	$45,046	$7,834	$473,594

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

        At September 30, 2010, $301 million in assets and $10 million in liabilities were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Variable Interest Entities (Continued)

investors in the LIHC investments have any recourse to the general credit of the Company and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        For the three months and nine months ended September 30, 2010, the Company recorded $6 million and $17 million of expenses related to its consolidated VIEs, respectively. The expenses are included in other noninterest expense on the Company's consolidated statements of income.

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

  LIHC Guaranteed Syndicated Investment Funds

        The Company also forms limited liability companies (LLCs), which in turn invest in low income housing tax credit operating partnerships. Interests in these funds are sold to third parties who pay a premium for a guaranteed return. The Company earns structuring fees from the sale of these funds and asset management fees. The Company also serves as the funds' non-member asset manager and guarantor. As sponsor and non-member asset manager of the funds, the Company's activities include selecting, evaluating, structuring, negotiating and closing investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. As guarantor, the Company guarantees a minimum rate of return throughout the investment term. There is no single third-party investor with the power to remove the Company as asset manager. In the Company's role as sponsor and asset manager, it directs the activities that most significantly impact the fund's economic performance. Separately, it has an obligation to absorb losses pertaining to its minimum rate of return guarantee to investors. For details of the guarantee, see Note 16 to these consolidated financial statements.

Unconsolidated VIEs in Which the Company has a Variable Interest

        The Company holds variable interests in other VIEs that it is not required to consolidate as it is not the primary beneficiary. In such cases, it does not hold the power, through its equity investments or otherwise, to direct the VIE's significant activities. The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at September 30, 2010. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Variable Interest Entities (Continued)

maximum exposure to loss represents the carrying value of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	September 30, 2010
(Dollars in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$485,426	$16,408	$605,636
Renewable energy investments	301,876	—	301,876
Private capital investments	167,324	—	251,146

Total unconsolidated VIEs	$954,626	$16,408	$1,158,658

  LIHC Investments

        The Company makes equity investments in various private investment partnership funds and limited partnerships that sponsor qualified affordable housing projects. As a limited partner and non-managing investor member in these operating partnerships, the Company is allocated tax credits and tax deductions from operating losses associated with the underlying properties. The power to direct the activities of the investments resides with the general partner and/or managing member of these partnerships. As a result, the Company does not consolidate these investments. These LIHC investments are accounted for under the equity or effective yield method and are reflected in other assets on the Company's consolidated balance sheet. The Company increases the LIHC investment carrying amount and recognizes a liability for all unconditional unfunded equity commitments. These liabilities are reflected in other liabilities on the Company's consolidated balance sheet. In addition, the Company has $120 million in off-balance sheet conditional unfunded commitments that may be drawn when specific conditions are achieved, including the completion of construction of low income housing units. These unfunded commitments are included in the maximum exposure to loss attributable to LIHC investments in the table above.

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

  Private Capital Investments

        The Company makes equity investments in various private capital investment funds either directly in privately held companies or indirectly through private equity funds. As a passive investor, the Company has no rights that provide the power to direct the activities of the investments. The power to identify and select the assets of the investments resides with the managing member or general partner of each direct and fund investment. These private capital investments are accounted for under either the cost or equity method and are reflected in other assets on the Company's consolidated balance sheet. In addition, the Company has

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Variable Interest Entities (Continued)

off-balance sheet unfunded commitments of $84 million to provide additional liquidity as required by the funds. These unfunded commitments are reflected in the maximum exposure to loss attributable to private capital investments in the table above.

Note 8—Private Capital and Other Investments

        The following table shows the balances of private capital and other investments, which are recorded in other assets, at September 30, 2009, December 31, 2009 and September 30, 2010.

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Private capital and other investments:
Private capital investments—cost basis	$174,730	$119,121	$117,233
Private capital investments—equity method	—	46,296	61,863
LIHC investments—guaranteed	198,561	185,779	163,834
LIHC investments—unguaranteed	320,617	319,031	324,203
Consolidated VIEs	—	—	291,243
Renewable energy investments	303,726	305,917	301,876

Total private capital and other investments	$997,634	$976,144	$1,260,252

        The Company invests in the equity instruments of privately held companies with fund managers (general partners) through limited partnership interests. These investments are made directly in privately held companies (direct investments) or indirectly through private equity funds (fund investments). These investments are accounted for based on the cost or equity method depending on whether the Company has significant influence over the investee. The investments' fair value is estimated when events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. Fair value is estimated based on the company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the net asset value (NAV) of the fund. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a recovery is unlikely or will not occur for a reasonable period of time, an other-than-temporary impairment is recorded. Based on this analysis, the Company recorded $5.5 million of other-than-temporary impairment on its private capital investments during the nine months ended September 30, 2010.

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are accounted for under the equity method. As of September 30, 2010, this category also included $29.7 million of investments in real estate private equity funds that are compliant with the Community Reinvestment Act (CRA investments). These investments are tested quarterly for impairment. The Company had no other-than-temporary impairment on its unguaranteed LIHC and CRA investments during the nine months ended September 30, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Private Capital and Other Investments (Continued)

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. These investments are tested quarterly for impairment. The Company had no other-than-temporary impairment on its guaranteed LIHC investments during the nine months ended September 30, 2010. For details on the consolidated VIEs, see Note 7 to these consolidated financial statements.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for the Company's share of partnership net income and distributions received. These investments are tested annually for impairment, based on projected operating results and expected realizability of tax credits. The Company had no other-than-temporary impairment on its renewable energy investments during the nine months ended September 30, 2010.

Note 9—Employee Pension and Other Postretirement Benefits

        The following table summarizes the components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2010.

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in thousands)	2009	2010	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$13,094	$12,476	$1,614	$2,403	$256	$263
Interest cost	20,767	22,646	2,353	3,377	941	556
Expected return on plan assets	(35,153)	(36,501)	(2,501)	(3,092)	—	—
Amortization of prior service cost	—	—	(16)	(16)	—	—
Amortization of transition amount	—	—	328	327	—	—
Recognized net actuarial loss	3,045	3,642	936	1,522	305	218

Total net periodic benefit cost	$1,753	$2,263	$2,714	$4,521	$1,502	$1,037

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	2009	2010	2009	2010
Components of net periodic benefit cost:
Service cost	$39,282	$37,430	$6,278	$7,098	$767	$789
Interest cost	62,300	67,937	8,462	9,952	2,823	2,424
Expected return on plan assets	(105,458)	(109,502)	(7,500)	(9,277)	—	—
Amortization of prior service cost	—	—	(47)	(47)	—	—
Amortization of transition amount	—	—	983	983	—	—
Recognized net actuarial loss	9,136	10,927	5,241	4,247	1,476	655

Total net periodic benefit cost	$5,260	$6,792	$13,417	$12,956	$5,066	$3,868

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

Note 10—Other Noninterest Expense

        The detail of other noninterest expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Software	$16,502	$18,266	$45,745	$48,824
Low income housing credit investment amortization	13,064	13,251	34,256	41,024
Advertising and public relations	14,562	12,853	36,532	34,495
Communications	9,494	10,323	27,404	29,579
Other	39,982	44,244	139,179	123,651

Total other noninterest expense	$93,604	$98,937	$283,116	$277,573

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.12%, 0.07% and 0.16% at September 30, 2009, December 31, 2009 and September 30, 2010, respectively	$229,268	$150,453	$139,602
Commercial paper, with weighted average interest rates of 0.29%, 0.16%, and 0.24% at September 30, 2009, December 31, 2009 and September 30, 2010, respectively	423,499	888,541	701,135
Other borrowed funds:
Term federal funds purchased, with weighted average interest rates of 0.19% at both September 30, 2009 and December 31, 2009, and 0.33% at September 30, 2010	50,000	505,000	25,000
All other borrowed funds, with weighted average interest rates of 1.45%, 1.75% and 0.71% at September 30, 2009, December 31, 2009 and September 30, 2010, respectively	114,861	86,934	111,441

Total borrowed funds	$817,628	$1,630,928	$977,178

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Long-Term Debt

        The following is a summary of the Company's long-term debt:

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Senior debt:
Fixed rate Federal Home Loan Bank Advances. These notes bear a combined weighted-average rate of 2.19% at September 30, 2009, 2.93% at December 31, 2009 and 2.19% at September 30, 2010	$2,901,000	$2,001,000	$2,251,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% at September 30, 2009, 0.33% at December 31, 2009, and 0.37% at September 30, 2010	500,000	500,000	500,000
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.50% at September 30, 2009, 0.45% at December 31, 2009 and 0.49% at September 30, 2010	500,000	500,000	500,000
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	—	—	7,853
Subordinated debt:
Fixed rate 5.25% notes due December 2013	437,859	434,362	424,868
Fixed rate 5.95% notes due May 2016	782,694	776,822	760,706
Junior subordinated debt payable to subsidiary grantor trust:
Fixed rate 10.875% notes due March 2030	10,458	10,369	10,310
Fixed rate 10.60% notes due September 2030	3,182	3,158	3,093

Total long-term debt	$5,135,193	$4,225,711	$4,457,830

        As of September 30, 2009, December 31, 2009 and September 30, 2010, the Company had pledged loans and securities of $38.6 billion, $38.0 billion, and $ 33.5 billion, respectively, as collateral for short-and medium-term advances from the Federal Reserve Bank and Federal Home Loan Bank.

        In October 2008, the FDIC established the Temporary Liquidity Guarantee (TLG) Program. On March 16, 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes under the TLG Program. The proceeds thereof were used for general corporate purposes. Of the $1.0 billion of senior notes, $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.08 percent per annum and mature on March 16, 2011 (2011 Notes). The remaining $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.20 percent per annum and mature on March 16, 2012 (2012 Notes). In connection with the FDIC guarantee under the TLG Program, a fee of 1 percent per annum is

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Long-Term Debt (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  may be based on secondary market offerings for loans with similar characteristics or a valuation methodology utilizing the appraised value to outstanding loan balance ratio. These loan values are classified as Level 3.

  Individually Impaired Loans: Individually impaired loans are valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. Because the discount factor applied is based on the loan's original effective yield rather than a current market rate, that present value does not represent fair value. However, as a practical expedient, an impaired loan may be measured based on a loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent), which does approximate fair value. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and management's knowledge of the client and the client's business. The loan's market price is determined using market pricing for similar assets, adjusted for management judgment. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Impaired loans that are adjusted to fair value based on underlying collateral or the loan's market price are classified as Level 3.

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

  OREO: OREO represents collateral acquired through foreclosure and is initially recorded at fair value, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any change in value is recorded as a fair value adjustment. The value of OREO is determined based on independent appraisals and is generally classified as Level 3.

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, December 31, 2009 and September 30, 2010, by major category and by valuation hierarchy level.

	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$53,592	$—	$—	$—	$53,592
Other U.S. government	50,847	—	—	—	50,847
State and municipal	—	46,617	—	—	46,617
Commercial paper	—	56,519	—	—	56,519
Derivative contracts	471	779,330	—	(46,826)	732,975

Total trading account assets	104,910	882,466	—	(46,826)	940,550
Securities available for sale:
U.S. Treasury	299,259	—	—	—	299,259
Other U.S. government	6,077,976	—	—	—	6,077,976
Residential mortgage-backed securities—agency	—	11,138,222	—	—	11,138,222
Residential mortgage-backed securities—non-agency	—	431,926	—	—	431,926
State and municipal	—	44,813	5,227	—	50,040
Asset-backed and debt securities	—	106,190	—	—	106,190
Equity securities	105,542	—	1,419	—	106,961

Total securities available for sale	6,482,777	11,721,151	6,646	—	18,210,574
Other assets(2)	—	118,666	—	(55,267)	63,399

Total assets	$6,587,687	$12,722,283	$6,646	$(102,093)	$19,214,523

Liabilities
Trading account liabilities:
Derivatives	$6,560	$767,183	$—	$(102,093)	$671,650
Securities sold, not yet purchased	43,425	—	—	—	43,425

Total trading account liabilities	49,985	767,183	—	(102,093)	715,075

Total liabilities	$49,985	$767,183	$—	$(102,093)	$715,075

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
(2)
Other assets and other liabilities include nontrading derivatives.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$37,301	$—	$—	$—	$37,301
Other U.S. government	74,253	—	—	—	74,253
State and municipal	—	21,983	—	—	21,983
Commercial paper	—	30,996	—	—	30,996
Foreign exchange derivative contracts	263	32,211	—	(8,545)	23,929
Commodity derivative contracts	—	224,831	—	(40,712)	184,119
Interest rate derivative contracts	234	802,261	—	(32,987)	769,508
Equity derivative contracts	—	30,658	—	(1,806)	28,852

Total trading account assets	112,051	1,142,940	—	(84,050)	1,170,941
Securities available for sale:
U.S. Treasury	150,674	—	—	—	150,674
Other U.S. government	8,154,642	—	—	—	8,154,642
Residential mortgage-backed securities—agency	—	9,240,855	—	—	9,240,855
Residential mortgage-backed securities—non-agency	—	531,598	—	—	531,598
State and municipal	—	38,264	8,854	—	47,118
Asset-backed and debt securities	—	124,027	—	—	124,027
Equity securities	76,737	—	1,397	—	78,134

Total securities available for sale	8,382,053	9,934,744	10,251	—	18,327,048
Other assets:
Interest rate hedging contracts	—	3,228	—	(1,192)	2,036

Total other assets	—	3,228	—	(1,192)	2,036

Total assets	$8,494,104	$11,080,912	$10,251	$(85,242)	$19,500,025

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$293	$37,018	$—	$(11,197)	$26,114
Commodity derivative contracts	—	222,953	—	(36,605)	186,348
Interest rate derivative contracts	1,674	761,512	—	(53,144)	710,042
Equity derivative contracts	—	30,658	—	—	30,658
Credit derivative contracts	—	—	14,045	—	14,045
Securities sold, not yet purchased	42,681	—	—	—	42,681

Total trading account liabilities	44,648	1,052,141	14,045	(100,946)	1,009,888
Other liabilities	—	12,567	40,956	(1,173)	52,350

Total liabilities	$44,648	$1,064,708	$55,001	$(102,119)	$1,062,238

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2010. Level 3 available for sale securities primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value.

Securities Available for Sale

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	2009	2010
Balance, beginning of period	$6,308	$8,643	$1,203,092	$6,878
Total gains/(losses) (realized/unrealized):
Included in income before taxes	44	—	64	—
Included in other comprehensive income (loss)	(10)	(1)	(54,721)	(21)
Purchases, sales, issuances and settlements	304	1,609	2,025	3,394
Transfers in (out) Level 3(1)	—	—	(1,143,814)	—

Balance, end of period	$6,646	$10,251	$6,646	$10,251

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$—	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not measured at fair value on a recurring basis and therefore are not subject to this fair value disclosure requirement.

Trading Liabilities

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2010	2010
Balance, beginning of period	$—	$—
Cumulative effect from change in accounting for embedded credit derivatives	14,045	14,045

Balance, end of period	$14,045	$14,045

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Other Liabilities

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2010	2010
Balance, beginning of period	$40,799	$—
Total gains/(losses) (realized/unrealized):
Included in income before taxes	157	157
Purchases, sales, issuances and settlements	—	40,799

Balance, end of period	$40,956	$40,956

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$157	$157

        There were no transfers in or out of the Level 1 and 2 valuation hierarchies during the nine months ended September 30, 2010.

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009 and 2010 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	September 30, 2010
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended September 30, 2010	Loss for the Nine Months Ended September 30, 2010
Loans:
Impaired Loans	$561,376	$—	$—	$561,376	$(55,900)	$(79,738)
Other Assets:
OREO	51,298	—	—	51,298	(10,667)	(12,442)
Private Equity Investments	15,796	—	—	15,796	(842)	(5,483)

Total	$628,470	$—	$—	$628,470	$(67,409)	$(97,663)

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

        Other assets consist of private equity investments that were written down to fair value due to impairment, and OREO that was measured at the lower of cost or fair value, net of cost of disposal. The fair value of OREO was primarily based on independent appraisals.

        Private equity investments with a total fair value of $15.8 million at September 30, 2010 relate to five funds that invest in the communications and media, middle market and real estate industries. The fair value of these investments was estimated using NAV. There was $1.1 million in unfunded commitments related to these investments included in the above nonrecurring fair value table at September 30, 2010.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        Financial instruments for which their carrying values do not approximate fair value include loans, interest bearing deposits with stated maturities, other borrowed funds, long-term debt, and trust notes.

        Securities held to maturity:    The fair value of CLOs classified as held to maturity was estimated using a pricing model and broker quotes. The model is based on internally developed assumptions using available market data obtained from market participants and credit rating agencies.

        Loans:    The fair value of FDIC covered loans was estimated using a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, performance status and current discount rates. The fair values of mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other types of loans were estimated based upon the type of loan and maturity. The fair value of these loans was determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings.

        FDIC indemnification asset:    The fair value of the FDIC indemnification asset was estimated using the present value of the cash flows that the Bank expects to collect from the FDIC under the loss share agreements.

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

        Long-term debt:    The fair value of senior and subordinated debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes. The fair value of junior subordinated debt payable to subsidiary grant trust was estimated using market quotes of similar securities.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2009 and September 30, 2010.

	December 31, 2009		September 30, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$1,227,718	$1,457,558	$1,303,472	$1,494,941
Loans, net of allowance for loan losses(1)	45,222,765	44,924,749	46,005,097	46,120,365
FDIC indemnification asset	—	—	833,939	838,032
Liabilities
Interest bearing deposits	53,958,664	53,969,991	46,114,925	46,200,847
Other borrowed funds	591,934	591,953	136,441	136,442
Long-term debt	4,225,711	4,193,404	4,457,830	4,555,978

(1)
Excludes lease financing, net of related allowance.

        Off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are excluded from the above table. These instruments generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This totaled $305.1 million and $291.2 million at December 31, 2009 and September 30, 2010, respectively.

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

        Derivatives are used to manage exposure to interest rate and foreign currency risk, generate profits from proprietary trading and assist customers with their risk management objectives. The Company designates derivative instruments as those used for hedge accounting purposes, and those for trading or economic hedge purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The tables below present the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of September 30, 2009, December 31, 2009 and September 30, 2010.

	September 30, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts(2)	$7,050,000	Other assets	$118,666	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2,981,215	Trading account assets	$27,625	Trading account liabilities	$43,707
Commodity contracts	3,544,518	Trading account assets	193,972	Trading account liabilities	199,677
Interest rate contracts	24,941,719	Trading account assets	547,988	Trading account liabilities	520,143
Equity contracts	193,158	Trading account assets	10,216	Trading account liabilities	10,216

Total derivatives not designated as hedging instruments	$31,660,610		$779,801		$773,743

	December 31, 2009
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts(2)	$8,800,000	Other assets	$97,186	Other liabilities	$12,164

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2,701,925	Trading account assets	$22,398	Trading account liabilities	$27,097
Commodity contracts	3,405,389	Trading account assets	166,395	Trading account liabilities	167,640
Interest rate contracts	25,226,564	Trading account assets	446,756	Trading account liabilities	424,060
Equity contracts	254,372	Trading account assets	14,133	Trading account liabilities	14,133

Total derivatives not designated as hedging instruments	$31,588,250		$649,682		$632,930

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	September 30, 2010
		Asset Derivatives(1)		Liability Derivatives(1)
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$5,966,773	Other assets	$3,228	Other liabilities	$12,567

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2,557,415	Trading account assets	$32,474	Trading account liabilities	$37,311
Commodity contracts	3,550,464	Trading account assets	224,831	Trading account liabilities	222,953
Interest rate contracts	29,192,499	Trading account assets	802,495	Trading account liabilities	763,186
Equity contracts	1,011,084	Trading account assets	30,658	Trading account liabilities	30,658
Credit contracts	60,000		—	Trading account liabilities	14,045

Total derivatives not designated as hedging instruments	$36,371,462		$1,090,458		$1,068,153

(1)
Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.
(2)
The fair value includes unamortized premium of $4.4 million and $3.0 million related to terminated contracts at September 30, 2009 and December 31, 2009, respectively.

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At September 30, 2010, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $24.9 million. At September 30, 2010, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2010, the Company would have been required to provide collateral of $24.9 million to settle these contracts.

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At September 30, 2010, the weighted average remaining life of the currently active cash flow hedges was approximately 2.9 years.

        In the third quarter of 2010, the Company entered into $1.0 billion notional amount of interest rate swaps to hedge interest rate variability of a forecasted fixed rate debt issuance in the first half of 2011. The swaps are accounted for as a cash flow hedge and the Company expects to terminate the swaps when the debt is issued. Upon termination of the swaps, any unrealized gain or loss on these swaps will be amortized into interest expense over the life of the debt.

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

Notes to Consolidated Financial Statements (Continued)

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

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. Based upon amounts included in accumulated other comprehensive income at September 30, 2010, the Company expects to realize approximately $1.3 million in net interest income during the twelve months ending September 30, 2011. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2010.

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2009 and September 30, 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in thousands)	2009	2010	Location	2009	2010	Location	2009	2010
Derivatives in cash flow hedging relationships
			Interest income	$34,110	$15,143
Interest rate contracts	$6,715	$(14,945)	Interest expense	—	—	Noninterest expense	$2	$—

Total	$6,715	$(14,945)		$34,110	$15,143		$2	$—

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	Location	2009	2010	Location	2009	2010
Derivatives in cash flow hedging relationships
			Interest income	$99,446	$52,524
Interest rate contracts	$42,372	$(29,648)	Interest expense	15	—	Noninterest expense	$77	$(5)

Total	$42,372	$(29,648)		$99,461	$52,524		$77	$(5)

  Fair Value Hedges

  Hedging strategy for Fixed Rate Securities

        In the third quarter of 2010, the Company began hedging $966.8 million of fixed rate available for sale securities. The company entered into $966.8 million of interest rate swaps to hedge the changes in fair value of certain fixed rate debt securities held as available for sale. The changes in value of the fixed rate securities and swaps are recorded to securities gains (losses), net, and any ineffectiveness on the hedge is recorded to noninterest expense.

        The following table presents the amount and location of the net gains and losses as reported in the consolidated statement of income for derivative instruments classified as hedging instruments and the related hedged item for the three and nine months ended September 30, 2010.

	Gain or (Loss) Recognized
(Dollars in thousands)	Location	For the Three and Nine Months Ended September 30, 2010
Fair Value Interest Rate Contract	Securities gains (losses), net	$(6,286)
Fixed Rate Securities	Securities gains (losses), net	6,286
Hedge Ineffectiveness	Noninterest expense	—

Total		$—

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

        The Company offers market-linked certificates of deposit, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter call option. Both the embedded derivative and call option are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The following tables present the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the three and nine months ended September 30, 2009 and September 30, 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in thousands)	Location	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$(3,972)	$4,561
Foreign exchange contracts	Trading account activities	9,171	26,618
Commodity contracts	Trading account activities	(824)	(371)
Equity contracts	Trading account activities	659	1,767

Total		$5,034	$32,575

	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in thousands)	Location	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$16,473	$24,508
Foreign exchange contracts	Trading account activities	6,311	23,006
Commodity contracts	Trading account activities	1,206	6,438
Equity contracts	Trading account activities	3,820	9,941

Total		$27,810	$63,893

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in thousands)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$42,372	$(16,648)	$25,724
Less: accretion of privatization-related fair value adjustment	10,829	(4,088)	6,741
Less: reclassification adjustment for net gains on hedges included in net income	(110,290)	43,333	(66,957)

Net change in unrealized gains on hedges	(57,089)	22,597	(34,492)

Securities:
Unrealized holding gains arising during the period on securities available for sale	182,191	(71,583)	110,608
Reclassification adjustment for net gains on securities available for sale included in net income	(13,303)	5,227	(8,076)
Less: accretion of privatization-related fair value adjustment on securities available for sale	(10,567)	4,152	(6,415)
Less: accretion of privatization-related fair value adjustment on held-to-maturity securities	(13,021)	5,116	(7,905)
Less: accretion of net unrealized losses on held to maturity securities	53,609	(21,063)	32,546

Net change in unrealized losses on securities	198,909	(78,151)	120,758

Foreign currency translation adjustment	1,787	(702)	1,085

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(47)	18	(29)
Amortization of transition amount	983	(386)	597
Recognized net actuarial loss	15,853	(6,229)	9,624

Net change in pension and other benefits	16,789	(6,597)	10,192

Net change in accumulated other comprehensive loss	$160,396	$(62,853)	$97,543

For the Nine Months Ended September 30, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(29,648)	$11,649	$(17,999)
Less: accretion of privatization-related fair value adjustment	2,377	(934)	1,443
Less: Reclassification adjustment for net gains on hedges included in net income	(54,901)	21,571	(33,330)

Net change in unrealized gains on hedges	(82,172)	32,286	(49,886)

Securities:
Cumulative effect from change in accounting for embedded credit derivatives	10,660	(4,188)	6,472
Unrealized holding gains arising during the period on securities available for sale	338,046	(132,818)	205,228
Reclassification adjustment for net gains on securities available for sale included in net income	(71,839)	28,226	(43,613)
Less: accretion of privatization-related fair value adjustment on securities available for sale	(2,024)	795	(1,229)
Less: accretion of privatization-related fair value adjustment on held to maturity securities	(19,643)	7,718	(11,925)
Less: accretion of net unrealized losses on held to maturity securities	68,817	(27,038)	41,779

Net change in unrealized losses on securities	324,017	(127,305)	196,712

Foreign currency translation adjustment	752	(295)	457

Reclassification adjustment for pension and other benefits included in net income:
Amortization of prior service costs	(47)	18	(29)
Amortization of transition amount	983	(386)	597
Recognized net actuarial loss	15,829	(5,357)	10,472

Net change in pension and other benefits	16,765	(5,725)	11,040

Net change in accumulated other comprehensive loss	$259,362	$(101,039)	$158,323

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2008	$73,308	$(352,710)	$(1,113)	$(531,336)	$(811,851)
Change during the period	(34,492)	120,758	1,085	10,192	97,543

Balance, September 30, 2009	$38,816	$(231,952)	$(28)	$(521,144)	$(714,308)

Balance, December 31, 2009	$19,298	$(296,309)	$263	$(374,114)	$(650,862)
Change during the period	(49,886)	196,712	457	11,040	158,323

Balance, September 30, 2010	$(30,588)	$(99,597)	$720	$(363,074)	$(492,539)

Note 16—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

(Dollars in thousands)	September 30, 2010
Commitments to extend credit	$22,491,379
Standby letters of credit	4,891,369
Standby bond purchase agreements	75,838
Commercial letters of credit	51,828
Commitments to fund principal investments	85,572
Commitments to fund LIHC investments	120,209
Commitments to fund CLO securities	11,339

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Standby bond purchase agreements are commitments to purchase bonds in the event that our customer's bonds cannot be remarketed. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2010, the carrying value of the Company's risk participations in bankers' acceptances, standby bond purchase agreements and standby and commercial letters of credit totaled $6.4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of September 30, 2010, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $206.3 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At September 30, 2010, the Company had a reserve of $7.4 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company's LIHC investments that were consolidated, refer to Note 7 to these consolidated financial statements.

        The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of September 30, 2010, we had no exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16—Commitments, Contingencies and Guarantees (Continued)

collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.9 billion at September 30, 2010. The market value of the associated collateral was $2.0 billion at September 30, 2010. As of September 30, 2010, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2010, the maximum exposure to loss under these contracts totaled $48.1 million. The risk that the Company would be required to perform under these guarantees varies based on the creditworthiness of the other financial institution's customer. Credit risk grades are assigned by the Company based on the estimated probability of default. The risk of default is considered low for those with superior to good credit ratings, moderate for those with satisfactory to adequate credit ratings, and high for those considered special mention, substandard, doubtful and loss. Based on these criteria, at September 30, 2010, the Company had a maximum exposure to loss under these contracts with a low, moderate, and high risk of payment exposure of $1.2 million, $32.9 million, and $14.0 million, respectively. At September 30, 2010, the Company maintained a reserve of $2.1 million for losses related to these guarantees.

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

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking." The Company's new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with the privatization transaction, which was previously allocated to the Company's operating segments, is reported in "Other."

  •
  Retail Banking offers a range of banking products and services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs located in the western U.S. and telephone and internet access 24-hours-a-day. These products offered include mortgages, home equity lines of credit, consumer and commercial loans, and deposit accounts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

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

        The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

  •
  A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2010, the Company refined its transfer pricing methodology with respect to reference rates for deposits and to include additional assumptions about liquidity premiums, benefits granted for eligible loan collateral and charges for collateral requirements on deposits.

  •
  An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to an operating segment based on a predetermined percentage of usage.

  •
  A risk-adjusted return on capital methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

        The business segment results for prior periods have been restated to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and the market view contribution.

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$220,970	$272,579	$353,514	$380,515
Noninterest income (expense)	73,080	67,309	116,817	136,375

Total revenue	294,050	339,888	470,331	516,890
Noninterest expense (income)	212,561	235,146	241,541	246,266
Credit expense (income)	7,016	6,760	91,512	65,079

Income (loss) before income taxes and including noncontrolling interests	74,473	97,982	137,278	205,545
Income tax expense (benefit)	29,119	38,311	32,191	55,787

Net income (loss) including noncontrolling interests	45,354	59,671	105,087	149,758
Less: Net income (loss) from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$45,354	$59,671	$105,087	$149,758

Total assets, end of period—Market View (dollars in millions):	$22,341	$23,041	$32,446	$30,132

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2009	2010	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$5,041	$(18,413)	$(18,489)	$(16,626)	$561,036	$618,055
Noninterest income (expense)	8,939	28,440	(14,907)	(14,181)	183,929	217,943

Total revenue	13,980	10,027	(33,396)	(30,807)	744,965	835,998
Noninterest expense (income)	62,065	93,316	(10,352)	(12,109)	505,815	562,619
Credit expense (income)	215,609	(63,654)	(137)	(185)	314,000	8,000

Income (loss) before income taxes and including noncontrolling interests	(263,694)	(19,635)	(22,907)	(18,513)	(74,850)	265,379
Income tax expense (benefit)	(110,174)	12,528	(8,957)	(7,238)	(57,821)	99,388

Net income (loss) including noncontrolling interests	(153,520)	(32,163)	(13,950)	(11,275)	(17,029)	165,991
Less: Net income (loss) from noncontrolling interests	—	(3,788)	—	—	—	(3,788)

Net income (loss) attributable to UNBC	$(153,520)	$(28,375)	$(13,950)	$(11,275)	$(17,029)	$169,779

Total assets, end of period—Market View (dollars in millions):	$25,210	$28,648	$(1,844)	$(1,979)	$78,153	$79,842

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17—Business Segments (Continued)

	Retail Banking		Corporate Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$617,423	$777,951	$963,444	$1,147,410
Noninterest income (expense)	212,440	207,757	363,144	398,798

Total revenue	829,863	985,708	1,326,588	1,546,208
Noninterest expense (income)	614,598	681,324	654,548	735,727
Credit expense (income)	21,353	20,115	246,798	218,020

Income (loss) before income taxes and including noncontrolling interests	193,912	284,269	425,242	592,461
Income tax expense (benefit)	75,820	111,149	101,998	160,868

Net income (loss) including noncontrolling interests	118,092	173,120	323,244	431,593
Less: Net income (loss) from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$118,092	$173,120	$323,244	$431,593

Total assets, end of period—Market View (dollars in millions):	$22,341	$23,041	$32,446	$30,132

	Other		Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2009	2010	2009	2010	2009	2010
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$133,791	$(84,741)	$(43,273)	$(47,819)	$1,671,385	$1,792,801
Noninterest income (expense)	2,385	107,392	(36,111)	(41,805)	541,858	672,142

Total revenue	136,176	22,651	(79,384)	(89,624)	2,213,243	2,464,943
Noninterest expense (income)	317,518	289,754	(27,408)	(35,414)	1,559,256	1,671,391
Credit expense (income)	655,323	(15,672)	(474)	(463)	923,000	222,000

Income (loss) before income taxes and including noncontrolling interests	(836,665)	(251,431)	(51,502)	(53,747)	(269,013)	571,552
Income tax expense (benefit)	(319,850)	(69,949)	(20,137)	(21,015)	(162,169)	181,053

Net income (loss) including noncontrolling interests	(516,815)	(181,482)	(31,365)	(32,732)	(106,844)	390,499
Less: Net income (loss) from noncontrolling interests	—	(10,383)	—	—	—	(10,383)

Net income (loss) attributable to UNBC	$(516,815)	$(171,099)	$(31,365)	$(32,732)	$(106,844)	$400,882

Total assets, end of period—Market View (dollars in millions):	$25,210	$28,648	$(1,844)	$(1,979)	$78,153	$79,842

Note 18—Subsequent Events

        The Company has evaluated the potential disclosure of subsequent events through the filing date of this Form 10-Q and has determined that there are no subsequent events required to be disclosed.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights

	As of and for the Three Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2010	Percent Change
Results of operations:
Net interest income(1)	$564,296	620,639	9.98%
Provision for loan losses	314,000	8,000	(97.45)
Noninterest income	183,929	217,943	18.49
Noninterest expense	505,815	562,619	11.23

Income (loss) before income taxes and including noncontrolling interests(1)	(71,590)	267,963	nm
Taxable-equivalent adjustment	3,260	2,584	(20.74)
Income tax expense (benefit)	(57,821)	99,388	nm

Net income (loss) including noncontrolling interests	(17,029)	165,991	nm
Deduct: Net loss from noncontrolling interests	—	3,788	nm

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$(17,029)	$169,779	nm

Balance sheet (end of period):
Total assets	$78,153,207	$79,842,077	2.16%
Total securities(2)	19,403,911	19,630,520	1.17
Total loans	48,169,508	47,911,109	(0.54)
Nonperforming assets	1,367,691	1,509,720	10.38
Total deposits	60,691,368	61,540,546	1.40
Long-term debt	5,135,193	4,457,830	(13.19)
UNBC Stockholder's equity	9,475,004	10,134,681	6.96
Balance sheet (period average):
Total assets	$74,352,649	$82,265,037	10.64%
Total securities(2)	10,774,972	22,486,682	nm
Total loans	48,764,826	48,104,954	(1.35)
Earning assets	68,235,083	74,497,629	9.18
Total deposits	59,453,936	64,822,479	9.03
UNBC Stockholder's equity	7,358,773	9,912,847	34.71
Financial ratios:
Return on average assets(3)	(0.09)%	0.82%
Return on average UNBC stockholder's equity(3)	(0.92)	6.80
Core efficiency ratio(4)	65.07	63.69
Net interest margin(1)(3)	3.31	3.33
Tier 1 risk-based capital ratio	11.60	12.27
Total risk-based capital ratio	14.42	14.97
Leverage ratio	10.39	9.86
Tier 1 common capital ratio(6)	11.58	12.25
Tangible common equity ratio(5)	8.94	9.59
Allowance for loan losses to total loans(7)	2.62	2.67
Allowance for loan losses to nonaccrual loans(7)	95.15	96.79
Allowance for credit losses to total loans(8)	2.97	3.01
Allowance for credit losses to nonaccrual loans(8)	108.16	109.25
Net loans charged off to average total loans(3)	1.11	0.74
Nonperforming assets to total loans, OREO and distressed loans held for sale	2.84	3.14
Nonperforming assets to total assets	2.75	1.89
Nonaccrual loans to total loans	1.75	2.75
Excluding FDIC covered assets(9):
Allowance for loan losses to total loans(7)	N/A	2.76%
Allowance for loan losses to nonaccrual loans(7)	N/A	110.48
Allowance for credit losses to total loans(8)	N/A	3.12
Allowance for credit losses to nonaccrual loans(8)	N/A	124.70
Net loans charged off to average total loans(3)	N/A	0.77
Nonperforming assets to total loans, OREO and distressed loans held for sale	N/A	2.60
Nonperforming assets to total assets	N/A	1.54
Nonaccrual loans to total loans	N/A	2.50

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Total securities consist of securities available for sale and securities held to maturity.
(3)
Annualized.
(4)
The core efficiency ratio is net noninterest expense (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, LIHC investment amortization expense, expenses of the consolidated variable interest entities (VIEs) and merger costs related to the acquisitions of certain assets and liabilities of Frontier and Tamalpais), as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Refer to "Noninterest Expense" in this Form 10-Q for further information.
(5)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible equity divided by tangible assets. The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
(6)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
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
(9)
These ratios exclude the impact of the acquired loans and OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais.

nm = not meaningful

N/A = not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

 UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights

	As of and for the Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2010	Percent Change
Results of operations:
Net interest income(1)	$1,680,010	$1,800,208	7.15%
Provision for loan losses	923,000	222,000	(75.95)
Noninterest income	541,858	672,142	24.04
Noninterest expense	1,559,256	1,671,391	7.19

Income (loss) before income taxes and including noncontrolling interests(1)	(260,388)	578,959	nm
Taxable-equivalent adjustment	8,625	7,407	(14.12)
Income tax expense (benefit)	(162,169)	181,053	nm

Net income (loss) including noncontrolling interests	(106,844)	390,499	nm
Deduct: Net loss from noncontrolling interests	—	10,383	nm

Net income (loss) attributable to UNBC	$(106,844)	$400,882	nm

Balance sheet (end of period):
Total assets	$78,153,207	$79,842,077	2.16%
Total securities(2)	19,403,911	19,630,520	1.17
Total loans	48,169,508	47,911,109	(0.54)
Nonperforming assets	1,367,691	1,509,720	10.38
Total deposits	60,691,368	61,540,546	1.40
Long-term debt	5,135,193	4,457,830	(13.19)
UNBC Stockholder's equity	9,475,004	10,134,681	6.96
Balance sheet (period average):
Total assets	$71,000,250	$84,185,942	18.57%
Total securities(2)	9,261,342	23,036,729	nm
Total loans	49,366,280	47,597,790	(3.58)
Earning assets	64,593,827	76,967,666	19.16
Total deposits	53,526,802	66,910,632	25.00
UNBC Stockholder's equity	7,332,747	9,693,370	32.19
Financial ratios:
Return on average assets(3)	(0.20)%	0.64%
Return on average UNBC stockholder's equity(3)	(1.95)	5.53
Core efficiency ratio(4)	66.34	64.50
Net interest margin(1)(3)	3.47	3.12
Tier 1 risk-based capital ratio	11.60	12.27
Total risk-based capital ratio	14.42	14.97
Leverage ratio	10.39	9.86
Tier 1 common capital ratio(6)	11.58	12.25
Tangible common equity ratio(5)	8.94	9.59
Allowance for loan losses to total loans(7)	2.62	2.67
Allowance for loan losses to nonaccrual loans(7)	95.15	96.79
Allowance for credit losses to total loans(8)	2.97	3.01
Allowance for credit losses to nonaccrual loans(8)	108.16	109.25
Net loans charged off to average total loans(3)	1.10	0.85
Nonperforming assets to total loans, OREO and distressed loans held for sale	2.84	3.14
Nonperforming assets to total assets	1.75	1.89
Nonaccrual loans to total loans	1.75	2.75
Excluding FDIC covered assets(9):
Allowance for loan losses to total loans(7)	N/A	2.76%
Allowance for loan losses to nonaccrual loans(7)	N/A	110.48
Allowance for credit losses to total loans(8)	N/A	3.12
Allowance for credit losses to nonaccrual loans(8)	N/A	124.70
Net loans charged off to average total loans(3)	N/A	0.87
Nonperforming assets to total loans, OREO and distressed loans held for sale	N/A	2.60
Nonperforming assets to total assets	N/A	1.54
Nonaccrual loans to total loans	N/A	2.50

(1)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Total securities consist of securities available for sale and securities held to maturity.
(3)
Annualized.
(4)
The core efficiency ratio is net noninterest expense (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, LIHC investment amortization expense, expenses of the consolidated VIEs and merger costs related to the acquisitions of certain assets and liabilities of Frontier and Tamalpais), as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Refer to "Nointerest Expense" in this Form 10-Q for further information.
(5)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible equity divided by tangible assets. The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
(6)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
(7)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans or total nonaccrual loans, as appropriate.
(8)
The allowance for credit losses ratios are calculated using the sum of the allowance for loan losses and for losses on off-balance sheet commitments against end of period total loans or total nonaccrual loans, as appropriate.
(9)
These ratios exclude the impact of the acquired loans and OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais.

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

        Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended September 30, 2010 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas as well as nationally and internationally. We had consolidated assets of $79.8 billion at September 30, 2010.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the privatization transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2010 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

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

        The acquisitions have been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their estimated, provisional fair values at their respective acquisition dates. See Note 3 to our consolidated financial statements in this Form 10-Q for additional information regarding these acquisitions.

  Performance Highlights

        Over the past three years, the U.S. and global economies experienced a serious recession and unprecedented volatility in the financial markets. There was significant deterioration in sectors of the U.S. consumer and business economy, which continued to present challenges for the banking and financial services industry during the first nine months of 2010 and are expected to continue to do so for the remainder of 2010, as the economic outlook remains uncertain.

        Our sources of revenue are net interest income (predominantly from loans and deposits, as well as from investment securities and other funding sources) and noninterest income. For the third quarter of 2010, total revenue was comprised of 74 percent net interest income and 26 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that impact our revenue sources.

        Our primary sources of liquidity are core deposits and wholesale funding. Core deposits consist of total deposits, excluding brokered deposits and time deposits of $100,000 and over. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.

        In the third quarter of 2010, our net interest income (on a taxable-equivalent basis) increased 10 percent from the third quarter of 2009 to $620.6 million. Our net interest margin of 3.33 percent increased 2 basis points compared to the same period last year, primarily due to lower rates paid on interest bearing liabilities and investment securities growth, partially offset by lower yields on investment securities. The growth in U.S. Government and agency securities was primarily funded by an increase in deposit liabilities.

        In the third quarter of 2010, our noninterest income of $217.9 million increased 19 percent from the third quarter of 2009 primarily due to higher trading account activities revenue and accretion of income for the acquisition-related indemnification asset. In the third quarter of 2010, our noninterest expense of $562.6 million increased 11 percent from the third quarter of 2009 primarily due to higher base salaries and incentive compensation accruals and acquisition-related expenses. These increases were partially offset by lower provision for losses on off-balance sheet commitments and lower privatization-related intangible asset amortization.

        Our effective tax rate was 37.5 percent in the third quarter of 2010, compared to (77.3) percent in the third quarter of 2009. The change in the effective tax rate was primarily due to pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits and state income taxes.

  Balance Sheet Highlights

        Our total assets decreased $5.8 billion, or 7 percent, to $79.8 billion at September 30, 2010 from December 31, 2009, primarily as a result of our efforts to enhance the composition of our assets and liabilities. Securities available for sale declined $4.2 billion, or 19 percent, to $18.3 billion at September 30, 2010 and lower yielding interest bearing deposits in banks declined $4.2 billion, or 63 percent, to $2.4 billion at September 30, 2010 from the corresponding balances at December 31, 2009. Offsetting these decreases was a $7.8 billion, or 15 percent, decrease in interest bearing deposits at September 30, 2010, compared to December 31, 2009, due to a planned deposit runoff resulting from targeted rate reductions. Our stockholder's equity of $10.1 billion at September 30, 2010 grew $0.7 billion, or 7 percent, from September 30, 2009.

        Total loans increased $0.7 billion, or 1 percent, to $47.9 billion at September 30, 2010, from December 31, 2009, primarily resulting from the Frontier and Tamalpais acquisitions. Total loans, excluding FDIC covered loans and loans managed by our Special Assets Division, remained relatively flat as compared to December 31, 2009.

        In the third quarter of 2010, our average total loans decreased 1 percent from the third quarter of 2009 to $48.1 billion. This decrease was primarily in the commercial, financial and industrial sectors, due to tighter underwriting standards, proactive portfolio management, and lower loan demand.

        In the third quarter of 2010, our average total deposits increased 9 percent to $64.8 billion compared to the third quarter of 2009. In the third quarter of 2010, our average noninterest bearing deposits increased 7 percent to $15.4 billion compared to the third quarter of 2009. In the third quarter of 2010, our average interest bearing deposits increased by 10 percent to $49.4 billion compared to the third quarter of 2009. These increases reflect the results of targeted retail and corporate deposit-gathering marketing initiatives throughout Union Bank. Average noninterest bearing deposits represented 24 percent of average total deposits in both of the third quarters of 2010 and 2009. The annualized average all-in-cost of funds decreased to 0.55 percent in the third quarter of 2010, compared to 0.79 percent in the third quarter of 2009.

  Credit Quality

        During the third quarter of 2010, the total provision for credit losses was zero compared to $320 million in the third quarter of 2009. The decrease was primarily due to improved credit quality of the loan portfolio, as well as a change in the category mix and lower projected loss component of our nonaccrual loans during the third quarter of 2010 compared to the third quarter of 2009. See further discussion below in "Allowances for Credit Losses."

        Our nonperforming assets totaled $1.4 billion, $1.3 billion and $1.5 billion at September 30, 2009, December 31, 2009 and September 30, 2010, respectively. Our nonperforming assets, excluding FDIC covered assets, totaled $1.4 billion, $1.3 billion and $1.2 billion at September 30, 2009, December 31, 2009 and September 30, 2010, respectively. The decrease in nonperforming assets, excluding FDIC covered assets, from September 30, 2009 resulted from lower levels of nonaccrual loans primarily in our commercial, financial, and industrial portfolio and our construction portfolio as a result of increased sales and charge-offs of problem loans in 2010. Net charge-offs were $137 million, $95 million and $89 million in the third quarter of 2009, the fourth quarter of 2009 and the third quarter of 2010, respectively.

        At September 30, 2009, December 31, 2009 and September 30, 2010, our allowances for credit losses as a percentage of total loans were 2.97 percent, 3.25 percent and 3.01 percent, respectively. At September 30, 2009, December 31, 2009 and September 30, 2010, our allowances for credit losses as a percentage of nonaccrual loans were 108 percent, 116 percent and 109 percent, respectively. At September 30, 2009, December 31, 2009 and September 30, 2010, our allowance for loan losses as a percentage of total loans was 2.62 percent, 2.87 percent and 2.67 percent, respectively. At September 30, 2009, December 31, 2009 and September 30, 2010, our allowance for loan losses as a percentage of nonaccrual loans was 95 percent, 103 percent and 97 percent, respectively.

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

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Estimates and our significant accounting policies are discussed in detail in our 2009 Form 10-K filed with the Securities and Exchange Commission (the SEC). Other than the changes discussed below, there have been no material changes to these critical accounting estimates during the nine months ended September 30, 2010.

  Acquired Loans

        Acquired loans are recorded at fair value at acquisition date in accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) 805 "Business Combinations," factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable. We elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance using the same methodology. In accordance with applicable accounting guidance, we may aggregate loans that have common risk characteristics into pools and thereby use a composite interest rate and estimate of cash flows expected to be collected for the pools. We have aggregated all of the purchased credit-impaired loans into pools based on common risk characteristics, which then become the unit of account. Once a pool is assembled, the integrity of the pool must be maintained. Significant judgment is required in evaluating whether individual loans have common risk characteristics for purposes of establishing pools of loans.

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

        We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates and loss severities.

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

  FDIC Indemnification Asset

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we entered into loss share agreements with the FDIC. The purchase and assumption and loss share agreements have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. At the date of the acquisition, we recorded amounts receivable under the loss share agreements as an indemnification asset. Subsequent to the acquisition, the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows that we expect to collect from the FDIC under the loss share agreements. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

Financial Performance

Net Interest Income

        The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	September 30, 2009			September 30, 2010					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$16,805,449	$188,974	4.46%	$14,628,126	$176,212	4.78%	$(2,177,323)	(13)%	$(12,762)	(7)%
Construction	2,772,804	20,828	2.98	1,946,412	15,290	3.12	(826,392)	(30)	(5,538)	(27)
Residential mortgage	16,380,014	230,210	5.62	17,196,030	225,937	5.26	816,016	5	(4,273)	(2)
Commercial mortgage	8,261,161	88,998	4.31	8,005,988	84,702	4.23	(255,173)	(3)	(4,296)	(5)
Consumer	3,882,929	44,042	4.50	3,900,424	43,528	4.43	17,495	0	(514)	(1)
Lease financing	662,469	5,462	3.30	638,469	6,013	3.77	(24,000)	(4)	551	10

Total loans, excluding FDIC covered loans	48,764,826	578,514	4.73	46,315,449	551,682	4.75	(2,449,377)	(5)	(26,832)	(5)
FDIC covered loans	—	—	—	1,789,505	32,238	7.17	1,789,505	nm	32,238	nm

Total loans	48,764,826	578,514	4.73	48,104,954	583,920	4.84	(659,872)	(1)	5,406	1
Securities—taxable	10,590,200	107,171	4.05	22,441,990	131,368	2.34	11,851,790	nm	24,197	23
Securities—tax-exempt	184,772	2,999	6.49	44,692	918	8.21	(140,080)	(76)	(2,081)	(69)
Interest bearing deposits in banks	7,496,380	4,956	0.26	2,406,880	1,513	0.25	(5,089,500)	(68)	(3,443)	(69)
Federal funds sold and securities purchased under resale agreements	282,457	110	0.15	389,999	146	0.15	107,542	38	36	33
Trading account assets	916,448	271	0.12	1,109,114	591	0.21	192,666	21	320	nm

Total earning assets	68,235,083	694,021	4.06	74,497,629	718,456	3.85	6,262,546	9	24,435	4

Allowance for loan losses	(1,044,533)			(1,374,656)			(330,123)	(32)
Cash and due from banks	1,135,794			1,184,365			48,571	4
Premises and equipment, net	668,699			671,632			2,933	0
Other assets	5,357,606			7,286,067			1,928,461	36

Total assets	$74,352,649			$82,265,037			$7,912,388	11%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$33,064,944	$72,837	0.87	$32,722,785	$33,335	0.40	$(342,159)	(1)	$(39,502)	(54)
Savings and consumer time	4,486,545	12,572	1.11	7,944,796	16,605	0.83	3,458,251	77	4,033	32
Large time	7,430,960	15,965	0.85	8,722,935	19,558	0.89	1,291,975	17	3,593	23

Total interest bearing deposits	44,982,449	101,374	0.89	49,390,516	69,498	0.56	4,408,067	10	(31,876)	(31)

Federal funds purchased and securities sold under repurchase agreements	169,267	41	0.09	167,652	70	0.17	(1,615)	(1)	29	71
Commercial paper	472,246	355	0.30	661,913	398	0.24	189,667	40	43	12
Other borrowed funds(4)	262,441	604	0.91	196,474	438	0.88	(65,967)	(25)	(166)	(27)
Long-term debt	5,112,517	27,351	2.12	4,527,669	27,413	2.40	(584,848)	(11)	62	—

Total borrowed funds	6,016,471	28,351	1.87	5,553,708	28,319	2.02	(462,763)	(8)	(32)	—

Total interest bearing liabilities	50,998,920	129,725	1.01	54,944,224	97,817	0.71	3,945,304	8	(31,908)	(25)

Noninterest bearing deposits	14,471,487			15,431,963			960,476	7
Other liabilities	1,523,469			1,697,695			174,226	11

Total liabilities	66,993,876			72,073,882			5,080,006	8
Equity
UNBC Stockholder's equity	7,358,773			9,912,847			2,554,074	35
Noncontrolling interests	—			278,308			278,308	nm

Total equity	7,358,773			10,191,155			2,832,382	38

Total liabilities and equity	$74,352,649			$82,265,037			$7,912,388	11%

Net interest income/spread (taxable-equivalent basis)		564,296	3.05%		620,639	3.14%			56,343	10%
Impact of noninterest bearing source			0.26			0.19
Net interest margin			3.31			3.33
Less: taxable-equivalent adjustment		3,260			2,584				(676)	(21)

Net interest income		$561,036			$618,055				$57,019	10%

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans and loans held for sale. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Includes interest bearing trading liabilities.
nm
= not meaningful

	For the Nine Months Ended						Increase (Decrease) in
	September 30, 2009			September 30, 2010					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in thousands)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$17,737,052	$577,321	4.35%	$14,721,915	$505,667	4.59%	$(3,015,137)	(17)%	$(71,654)	(12)%
Construction	2,765,178	60,747	2.94	2,132,098	47,750	2.99	(633,080)	(23)	(12,997)	(21)
Residential mortgage	16,132,655	694,917	5.74	16,989,812	680,297	5.34	857,157	5	(14,620)	(2)
Commercial mortgage	8,256,389	283,076	4.57	8,139,165	256,904	4.21	(117,224)	(1)	(26,172)	(9)
Consumer	3,816,050	134,697	4.72	3,911,734	129,386	4.42	95,684	3	(5,311)	(4)
Lease financing	658,956	18,713	3.79	642,835	18,408	3.82	(16,121)	(2)	(305)	(2)

Total loans, excluding FDIC covered loans	49,366,280	1,769,471	4.78	46,537,559	1,638,412	4.70	(2,828,721)	(6)	(131,059)	(7)
FDIC covered loans	—	—	—	1,060,231	58,034	7.31	1,060,231	nm	58,034	nm

Total loans	49,366,280	1,769,471	4.78	47,597,790	1,696,446	4.76	(1,768,490)	(4)	(73,025)	(4)
Securities—taxable	9,166,395	307,165	4.47	22,992,783	408,142	2.37	13,826,388	nm	100,977	33
Securities—tax-exempt	94,947	5,040	7.08	43,946	2,727	8.27	(51,001)	(54)	(2,313)	(46)
Interest bearing deposits in banks	4,664,896	9,406	0.27	4,959,386	9,264	0.25	294,490	6	(142)	(2)
Federal funds sold and securities
purchased under resale agreements	227,832	348	0.20	413,946	415	0.13	186,114	82	67	19
Trading account assets	1,073,477	660	0.08	959,815	2,062	0.29	(113,662)	(11)	1,402	nm

Total earning assets	64,593,827	2,092,090	4.32	76,967,666	2,119,056	3.67	12,373,839	19	26,966	1

Allowance for loan losses	(865,208)			(1,413,666)			(548,458)	(63)
Cash and due from banks	1,244,981			1,197,159			(47,822)	(4)
Premises and equipment, net	670,884			672,600			1,716	0
Other assets	5,355,766			6,762,183			1,406,417	26

Total assets	$71,000,250			$84,185,942			$13,185,692	19%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$28,397,683	$200,483	0.94	$36,704,458	$144,415	0.53	$8,306,775	29	$(56,068)	(28)
Savings and consumer time	4,394,706	42,057	1.28	7,119,678	43,908	0.82	2,724,972	62	1,851	4
Large time	7,090,250	64,058	1.21	8,207,186	45,214	0.74	1,116,936	16	(18,844)	(29)

Total interest bearing deposits	39,882,639	306,598	1.03	52,031,322	233,537	0.60	12,148,683	30	(73,061)	(24)

Federal funds purchased and securities sold under repurchase agreements	194,562	113	0.08	170,413	148	0.12	(24,149)	(12)	35	31
Commercial paper	586,754	2,901	0.66	604,153	927	0.21	17,399	3	(1,974)	(68)
Other borrowed funds(4)	2,472,324	17,697	0.96	529,289	2,812	0.71	(1,943,035)	(79)	(14,885)	(84)
Long-term debt	5,008,468	84,771	2.26	4,610,874	81,424	2.36	(397,594)	(8)	(3,347)	(4)

Total borrowed funds	8,262,108	105,482	1.71	5,914,729	85,311	1.93	(2,347,379)	(28)	(20,171)	(19)

Total interest bearing liabilities	48,144,747	412,080	1.14	57,946,051	318,848	0.74	9,801,304	20	(93,232)	(23)

Noninterest bearing deposits	13,644,163			14,879,310			1,235,147	9
Other liabilities	1,878,593			1,448,563			(430,030)	(23)

Total liabilities	63,667,503			74,273,924			10,606,421	17
Equity
UNBC Stockholder's equity	7,332,747			9,693,370			2,360,623	32
Noncontrolling interests	—			218,648			218,648	nm

Total equity	7,332,747			9,912,018			2,579,271	35

Total liabilities and equity	$71,000,250			$84,185,942			$13,185,692	19%

Net interest income/spread (taxable-equivalent basis)		1,680,010	3.18%		1,800,208	2.93%			120,198	7%
Impact of noninterest bearing source			0.29			0.19
Net interest margin			3.47			3.12
Less: taxable-equivalent adjustment		8,625			7,407				(1,218)	(14)

Net interest income		$1,671,385			$1,792,801				$121,416	7%

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
nm
= not meaningful

        Net interest income in the third quarter of 2010, on a taxable-equivalent basis, increased $56.3 million, or 10 percent, compared to the third quarter of 2009. Our net interest margin in the third quarter of 2010 increased by 2 basis points to 3.33 percent compared to the third quarter of 2009. These results were primarily due to the following:

  •
  Average earning assets increased $6.3 billion, or 9 percent, primarily due to an increase in average investment securities, partially offset by a decrease in average interest bearing deposits in banks. As our average interest bearing deposit liabilities grew by $4.4 billion, or 10 percent, which outpaced our loan demand, we expanded our purchases of lower yielding U.S. Government and agency securities, increasing our net average securities by $11.9 billion;

  •
  Yields on our average earning assets declined 21 basis points as a result of the decreasing interest rate environment and included the shift to lower yielding assets primarily due to a decline in loan demand;

  •
  Net interest income decreased $4.6 million in the third quarter of 2010 compared to the third quarter of 2009, due to the accretion of fair value adjustments on loans and securities related to our privatization transaction;

  •
  Average noninterest bearing deposits represented 24 percent of average total deposits in both of the third quarters of 2010 and 2009; and

  •
  In the third quarter of 2010, the annualized average all-in cost of funds was 0.55 percent, reflecting an average loan-to-total deposit ratio of 74 percent. In the third quarter of 2009, the annualized all-in cost of funds was 0.79 percent and our average loan-to-total deposit ratio was 82 percent.

        Our efforts to enhance the composition of our assets and liabilities are demonstrated in the current quarter as compared to the prior sequential quarter. Net interest income in the third quarter of 2010, on a taxable equivalent basis, increased $17.9 million, or 3 percent, compared to the second quarter of 2010. Our net interest margin increased 24 basis points to 3.33 percent compared to the second quarter of 2010. Net interest margin increased primarily due to the planned runoff of interest bearing deposits resulting from targeted rate reductions, lower average deposit rates and higher average loan yields driven primarily by fees.

        Net interest income for the nine months ended September 30, 2010, on a taxable-equivalent basis, increased $120.2 million, or 7 percent, compared to the nine months ended September 30, 2009. Our net interest margin for the nine months ended September 30, 2010 decreased by 35 basis points to 3.12 percent compared to the nine months ended September 30, 2009. These results were primarily due to the following:

  •
  Average earning assets increased $12.4 billion, or 19 percent, primarily due to an increase in average investment securities. As our average interest bearing deposit liabilities grew by $12.1 billion, or 30 percent, which far outpaced our loan demand, we expanded our purchases of securities, increasing our net average investment securities by $13.8 billion;

  •
  Yields on our average earning assets declined 65 basis points as a result of the decreasing interest rate environment and a shift to lower yielding assets primarily due to a decline in loan demand;

  •
  Net interest income decreased $29.2 million in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due to the accretion of fair value adjustments on loans and securities related to our privatization transaction;

  •
  Average noninterest bearing deposits represented 22 percent of average total deposits in the nine months ended September 30, 2010, compared to 25 percent in the nine months ended September 30, 2009; and

  •
  For the nine months ended September 30, 2010, the annualized average all-in cost of funds was 0.59 percent and our average loan-to-total deposit ratio was 71 percent. For the nine months ended September 30, 2009, the annualized all-in cost of funds was 0.89 percent and our average loan-to-total deposit ratio was 92 percent.

Provision for Loan Losses

        We recorded a total provision for credit losses of zero ($8 million for loan losses and $8 million reversal of provision for losses on off-balance sheet commitments) in the third quarter of 2010, compared to a total provision of $320 million in the third quarter of 2009 ($314 million for loan losses and $6 million for losses on off-balance sheet commitments). We recorded a total provision of $210 million for credit losses ($222 million for loan losses and a $12 million reversal of provision for losses on off-balance sheet commitments) in the nine months ended September 30, 2010, compared to a total provision of $970 million ($923 million for loan losses and $47 million for losses on off-balance sheet commitments) in the nine months ended September 30, 2009.

        The provision decreases were primarily due to improved credit quality of the loan portfolio, as well as a change in the category mix and lower projected loss component of our nonaccrual loans during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense items that exceeded one percent of our total revenues for the three and nine months ended September 30, 2009 and 2010.

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	September 30, 2009	September 30, 2010			September 30, 2009	September 30, 2010
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$74,888	$62,472	$(12,416)	(16.6)%	$218,053	$192,455	$(25,598)	(11.7)%
Trust and investment management fees	34,506	33,209	(1,297)	(3.8)	102,543	98,873	(3,670)	(3.6)
Trading account activities	10,513	31,906	21,393	nm	49,456	78,378	28,922	58.5
Securities gains, net	12,694	10,683	(2,011)	(15.8)	12,522	71,820	59,298	nm
Merchant banking fees	14,601	19,011	4,410	30.2	48,357	54,910	6,553	13.6
Card processing fees, net	8,559	9,877	1,318	15.4	24,219	31,353	7,134	29.5
Brokerage commissions and fees	8,611	10,195	1,584	18.4	25,424	29,629	4,205	16.5
Other	19,557	40,590	21,033	nm	61,284	114,724	53,440	87.2

Total noninterest income	$183,929	$217,943	$34,014	18.5%	$541,858	$672,142	$130,284	24.0%

nm=
not meaningful

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
(Dollars in thousands)	September 30, 2009	September 30, 2010			September 30, 2009	September 30, 2010
			Amount	Percent			Amount	Percent
Salaries and other compensation	$198,768	$250,838	$52,070	26.2%	$578,095	$744,987	$166,892	28.9%
Employee benefits	35,213	41,898	6,685	19.0	132,506	147,026	14,520	11.0

Salaries and employee benefits	233,981	292,736	58,755	25.1	710,601	892,013	181,412	25.5
Net occupancy and equipment	60,984	65,162	4,178	6.9	178,142	187,723	9,581	5.4
Professional and outside services	39,866	53,878	14,012	35.1	117,075	143,396	26,321	22.5
Intangible asset amortization	40,641	30,774	(9,867)	(24.3)	121,809	93,180	(28,629)	(23.5)
Regulatory agencies	30,739	29,132	(1,607)	(5.2)	101,513	89,506	(12,007)	(11.8)
Software	16,502	18,266	1,764	10.7	45,745	48,824	3,079	6.7
Low income housing credit investment amortization	13,064	13,251	187	1.4	34,256	41,024	6,768	19.8
Advertising and public relations	14,562	12,853	(1,709)	(11.7)	36,532	34,495	(2,037)	(5.6)
Communications	9,494	10,323	829	8.7	27,404	29,579	2,175	7.9
(Reversal of) provision for losses on off-balance sheet commitments	6,000	(8,000)	(14,000)	nm	47,000	(12,000)	(59,000)	nm
Other	39,982	44,244	4,262	10.7	139,179	123,651	(15,528)	(11.2)

Total noninterest expense	$505,815	$562,619	$56,804	11.2%	$1,559,256	$1,671,391	$112,135	7.2%

Nm=
not meaningful

        The following table shows the calculation of our core efficiency ratio for the three months and nine months ended September 30, 2009 and 2010.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Noninterest Expense	$505,815	$562,619	$1,559,256	$1,671,391
Less: Foreclosed asset expense (income)	(144)	5,898	4,024	6,571
Less: Provision for (reversal of) losses on off-balance sheet commitments	6,000	(8,000)	47,000	(12,000)
Less: Low income housing credit investment amortization expense	13,064	13,251	34,256	41,024
Less: Expenses of the consolidated VIEs	—	6,238	—	17,102
Less: Merger costs related to acquisitions	—	11,177	—	23,996

Net noninterest expense (a)	$486,895	$534,055	$1,473,976	$1,594,698

Total Revenue (b)	$748,225	$838,582	$2,221,868	$2,472,350
Core efficiency ratio (a)/(b)	65.07%	63.69%	66.34%	64.50%

        The primary contributors to the changes in our noninterest income and noninterest expense for the third quarter of 2010 compared to the third quarter of 2009 are presented below.

        The increase in our noninterest income was the result of several factors:

    —
    Trading account income increased primarily due to a $20.4 million increase from interest rate derivatives trading; and

    —
    Other revenue increased due to indemnification asset accretion of $13.0 million; and

    —
    Merchant banking fees increased primarily due to an increase in syndication fees; partially offset by

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from a change in the overdraft fee pricing, changes in customer behavior, and the impact of changes to fee-related regulations.

        The increase in our noninterest expense was the result of several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries, number of employees, in part due to our acquisitions, and incentive compensation accruals; and

    —
    Merger costs related to our acquisitions totaled $11.2 million in the third quarter of 2010, mostly pertaining to professional and outside service expense; and

    —
    Other expenses related to consolidated variable interest entities (VIEs) increased $6.2 million, as a result of the adoption of a new accounting standard on January 1, 2010; and

    —
    Other expenses related to OREO expense increased by $6.0 million partially due to acquisition-related property taxes and OREO writedowns; partially offset by

    —
    Provision for losses on off-balance sheet commitments decreased $14.0 million; and

    —
    Privatization-related intangible asset amortization decreased $10.2 million primarily due to the use of the accelerated amortization methodology.

        The primary contributors to the changes in noninterest income and noninterest expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 are presented below.

        The increase in our noninterest income was the result of several factors:

    —
    Securities gains increased primarily due to $78.1 million in gains on the sales of mortgage-backed securities and U.S. Government securities in 2010;

    —
    Trading account income increased primarily due to a $20.0 million increase in interest rate derivatives trading and an increase of $8.2 million in equity derivative income; and

    —
    Other revenue increased primarily due to indemnification asset accretion of $21.3 million; partially offset by

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from a change in overdraft fee pricing, changes in customer behavior, and the impact of changes to fee-related regulations.

        The increase in our noninterest expense was the result of several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries, number of employees and incentive compensation accruals; and

    —
    Merger costs related to our acquisitions totaled $24.0 million in 2010, mostly pertaining to professional and outside service expense; and

    —
    Other expenses related to consolidated VIEs increased $17.1 million, as a result of the adoption of a new accounting standard on January 1, 2010; partially offset by

    —
    Provision for losses on off-balance sheet commitments decreased $59.0 million, primarily due to improved credit quality of our commitments during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009; and

    —
    Expenses related to our privatization transaction included a $28.9 million decrease in amortization of intangible assets and a decrease in other privatization related costs of $34.9 million, primarily due to higher amortization of bridge award compensation for the nine months ended September 30, 2009.

Income Tax Expense

        Our effective tax rate in the third quarter of 2010 was 37.5 percent, compared to (77.3) percent for the third quarter of 2009. Our effective tax rate in the nine months ended September 30, 2010 was 31.7 percent, compared to (60.3) percent for the nine months ended September 30, 2009. A negative effective tax rate indicates a net income tax benefit. The change in the effective tax rate was primarily due to a pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits, state income taxes, and an adjustment to our unrecognized tax benefits.

        Our quarterly effective tax rate for the third quarters of 2009 and 2010 was computed on an individual quarterly basis, and therefore may not be indicative of the effective tax rate for future quarters and the full year.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense"and "Changes in our tax rates could affect our future results" in "Risk Factors" in Part II, Item 1A of this Form 10-Q and Note 11 to the consolidated financial statements in our 2009 Form 10-K.

Loans

        The following table shows loans outstanding by loan type at the end of each period presented.

				Increase (Decrease) September 30, 2010 From:
				September 30, 2009		December 31, 2009
	September 30, 2009	December 31, 2009	September 30, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$15,994,997	$15,258,081	$14,650,250	$(1,344,747)	(8.4)%	$(607,831)	(4.0)%
Construction	2,691,515	2,429,009	1,849,805	(841,710)	(31.3)	(579,204)	(23.8)
Residential mortgage	16,576,052	16,716,048	17,295,349	719,297	4.3	579,301	3.5
Commercial mortgage	8,320,374	8,245,778	7,892,900	(427,474)	(5.1)	(352,878)	(4.3)
Consumer:
Installment	2,303,897	2,244,239	2,054,863	(249,034)	(10.8)	(189,376)	(8.4)
Revolving lines of credit	1,599,112	1,672,842	1,835,376	236,264	14.8	162,534	9.7

Total consumer	3,903,009	3,917,081	3,890,239	(12,770)	(0.3)	(26,842)	(0.7)
Lease financing	658,708	653,743	635,267	(23,441)	(3.6)	(18,476)	(2.8)

Total loans held for investment, excluding FDIC covered loans	48,144,655	47,219,740	46,213,810	(1,930,845)	(4.0)	(1,005,930)	(2.1)
Loans held for sale	24,853	8,768	3,745	(21,108)	(84.9)	(5,023)	(57.3)

Total loans, excluding FDIC covered loans	48,169,508	47,228,508	46,217,555	(1,951,953)	(4.1)	(1,010,953)	(2.1)
FDIC covered loans(1)	—	—	1,693,554	1,693,554	100.0	1,693,554	100.0

Total loans	48,169,508	47,228,508	47,911,109	(258,399)	(0.5)	682,601	1.4
Allowance for loan losses	1,260,307	1,357,000	1,276,845	16,538	1.3	(80,155)	(5.9)

Loans, net	$46,909,201	$45,871,508	$46,634,264	$(274,937)	(0.6)%	$762,756	1.7%

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

        The commercial, financial and industrial loan portfolio decreases from September 30, 2009 to September 30, 2010 and from December 31, 2009 to September 30, 2010 are mainly due to a decline in the utilization rate of revolving credit lines by existing customers, our proactive portfolio management, our tighter underwriting standards, and a decline in loan demand in many sectors as a result of the difficult economic environment.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of September 30, 2010, the construction loan portfolio consisted of approximately 87 percent in the commercial income producing real estate industry and 13 percent with residential homebuilders. The construction loan portfolio decreased 31 percent from September 30, 2009 to September 30, 2010 due to declines of approximately $204 million, or 48 percent, in the homebuilder portfolio and $638 million, or 30 percent, in the income property portfolio. The income property portfolio reductions were concentrated mostly in the office and apartment property types. The construction loan portfolio decreased 24 percent from December 31, 2009 to September 30, 2010 due to reductions primarily in the income property portfolio with the largest reductions occurring in the office and apartment property types.

        Geographically, the outstanding construction loan portfolio was concentrated 43 percent in California and 57 percent out of state as of September 30, 2010. The largest out-of-state concentration was 11 percent in Washington. The California outstandings are distributed as follows: 46 percent in the Los Angeles/Orange County region, including the Inland Empire, 22 percent in the San Francisco Bay Area, 13 percent in Sacramento and the Central Valley, 12 percent in San Diego, and 7 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio decreased from September 30, 2009 to September 30, 2010 due primarily to disposition of problem loans; early repayments; and normal loan paydowns partially offset by moderate new originations.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and loan-by-phone) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At September 30, 2010, 72 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of a small amount of balloon loans and regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. "Low doc" and "no doc" loans (which we discontinued making in 2008) comprise less than half of our residential loan portfolio, and the delinquency rates remain low compared to the industry average for California prime loans. At September 30, 2010, the total amount of "no doc" and "low doc" loans past due 30 days or more was $180 million, compared to $153 million at September 30, 2009. The total amount of residential mortgages delinquent 30 days or more was $359 million at September 30, 2010, compared to $312 million at September 30, 2009. Although delinquencies have risen since September 30, 2009 as a result of the declining real estate market and downturn in the economy, the delinquency rate remains low compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative, and as described above, programs with higher risk have been discontinued.

        We hold most of the loans we originate. However, we do sell some of our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

  Consumer Loans

        We originate consumer loans, such as home equity loans and lines, through our branch network and Private Banking Offices. The increase in consumer loans from September 30, 2009 was primarily in our FlexEquity line/loan product. The FlexEquity line/loan allows our customers the flexibility to manage a line of credit with as many as four fixed rate loans under a single product. When customers convert all or a portion of their FlexEquity lines to fixed rate loans, these new loans are classified as installment loans. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed programs we offer. At origination, these loans had relatively high credit scores and had weighted-average LTV ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $45 million at September 30, 2010, compared to $42 million at September 30, 2009. Our annual review program reviews all equity secured lines with a commitment amount of $200,000 or more and an origination date from 2004 and forward, and includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. Action is taken to reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure in a declining market.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At September 30, 2010, we had leveraged leases of $547 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP and by law, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

  FDIC Covered Loans

        We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as "covered loans." We will be reimbursed for a substantial portion of any future losses on the covered loans under the terms of the FDIC loss share agreements. Total covered loans outstanding at September 30, 2010 were $1.7 billion, which consisted of

$750 million of commercial mortgage loans, $488 million of commercial, financial and industrial loans, $320 million of construction loans, and $136 million of other loans.

Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings as of September 30 and December 31, 2009 for Canada, the only country where such outstandings exceeded one percent of total assets, were $931 million and $925 million, respectively. As of September 30, 2010, there were no countries where such cross-border outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For Canada, any significant local currency outstandings are funded by local currency borrowings.

Provision for Credit Losses

        We recorded a provision for loan losses of $314 million and $8 million in the third quarters of 2009 and 2010, respectively. We recorded a provision for losses on off-balance sheet commitments of $6 million in the third quarter of 2009 and a reversal of provision for off-balance sheet commitments of $8 million in the third quarter of 2010. The provisions for loan losses and for losses on off-balance sheet commitments are charged to income to bring our total allowances for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowances for Credit Losses" below.

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

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2009

        At September 30, 2010, our total allowances for credit losses were $1,441 million, which consisted of $1,277 million for loan losses and $164 million for losses on off-balance sheet commitments. The allowances for credit losses consisted of $1,118 million and $323 million of allocated and unallocated allowance, respectively. At September 30, 2010, our allowances for credit loss coverage ratios were 3.01 percent of total loans and 109 percent of total nonaccrual loans, including FDIC covered loans. At December 31, 2009, our total allowances for credit losses were $1,533 million, or 3.25 percent of total loans, and 116 percent of total nonaccrual loans.

        At September 30, 2010, our allowance for credit losses did not include an allowance for FDIC covered loans. Acquired loans are recorded at fair value at acquisition date in accordance with applicable accounting guidance, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. The acquired loans are and will continue to be subject to the Bank's internal credit review. As a result, if credit deterioration is noted

subsequent to the respective acquisition dates, such deterioration will be measured through the Bank's loss reserving methodology and a provision for loan losses will be charged to earnings with a partially offsetting noninterest income amount reflecting the increase to the FDIC indemnification asset for covered loans. There was no provision recorded for FDIC covered loans during the third quarter of 2010, as there was no incremental credit deterioration identified.

        In addition, the allowances incorporate the results of measuring impairment for specifically-identified impaired loans utilizing a methodology based on the present value of the remaining expected cash flows or as a practical expedient, the loan's observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent). At September 30, 2010 and December 31, 2009, total impaired loans (excluding FDIC covered loans) were $1.2 billion and $1.3 billion, respectively, and the associated allowances were $166 million and $223 million, respectively.

        At September 30, 2010 and December 31, 2009, the allowance for losses on off-balance sheet commitments included within our total allowances for credit losses was $164 million and $176 million, respectively. In determining the adequacy of our allowances for credit losses, we consider both the allowance for loan losses and for off-balance sheet commitment losses. Net charge-offs were $89 million in the third quarter of 2010, compared to $137 million in the third quarter of 2009. We expect the current elevated level of charge-offs, which we began to experience in the latter half of 2008, to continue during the remainder of 2010.

        As a result of management's assessment of the relevant factors, including the credit quality of our loan portfolio, the negative impact from the economic slowdown on our lending portfolios (especially our real estate portfolios), we recorded a provision for loan losses of $8 million in the third quarter of 2010, compared to a provision for loan losses of $314 million in the third quarter of 2009. The decrease in provision, which excludes FDIC covered loans, was primarily attributable to improved credit quality of the loan portfolio, as well as a change in the category mix and lower projected loss component of our nonaccrual loans, partially offset by higher loss content in the residential real estate.

        Consistent with our quarterly practice of reviewing and refining our estimates and assumptions regarding the effects of economic and business conditions on borrowers and other factors used for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses, during the second quarter of 2010, we updated the periods that are included in the calculation of loss factors (the look-back period) and quantitative and qualitative factors, as described below.

        By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available. During the second quarter of 2010, this included reducing the look-back period and adjusting the quantitative and qualitative factors to be more representative of the economic cycle that we expect will impact the portfolio. Management determined that a shorter and more recent look-back period used to determine loss factors for risk graded credits would better represent the current business cycle and more accurately estimate losses inherent in the current portfolio. Additionally, management updated the qualitative factor adjustment in line with heightened emphasis on qualitative factors, such as the economic conditions, credit concentrations, portfolio trends, and other external factors.

        Other than the above changes, there were no other significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowances for credit losses.

  Changes in the Allocated (Formula and Specific) Allowance

        At September 30, 2010, the formula allowance decreased to $944 million, compared to $1,110 million at December 31, 2009. The net decrease was primarily due to improved credit quality of the loan portfolio, as well as a change in the category mix, and lower projected loss component of the nonaccrual loans during the third quarter of 2010. At September 30, 2010, the specific allowance was $174 million, compared to $232 million at December 31, 2009.

  Changes in the Unallocated Allowance

        At September 30, 2010, the unallocated allowance increased to $323 million, compared to $191 million at December 31, 2009, primarily due to the negative impact of high unemployment, in particular in California, and foreclosures on residential real estate, the effect of continued fiscal challenges for the State of California and California local governments, the effect of commercial real estate property devaluations, the effect of the weak economy on retailers, and the continued effect of volatile natural gas prices and crude oil prices on energy companies.

  Change in the Total Allowances for Credit Losses

        The following table sets forth a reconciliation of changes in our allowances for credit losses.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Balance, beginning of period	$1,081,633	$1,357,869	$276,236	25.5%	$737,767	$1,357,000	$619,233	83.9%
Loans charged off:
Commercial, financial and industrial	77,996	37,277	(40,719)	(52.2)	259,634	134,207	(125,427)	(48.3)
Construction	13,892	1,897	(11,995)	(86.3)	39,361	27,808	(11,553)	(29.4)
Residential mortgage	13,960	24,883	10,923	78.2	28,893	46,566	17,673	61.2
Commercial mortgage	26,298	27,780	1,482	5.6	54,167	110,306	56,139	nm
Consumer	11,134	10,292	(842)	(7.6)	32,275	30,356	(1,919)	(5.9)

Total loans charged off	143,280	102,129	(41,151)	(28.7)	414,330	349,243	(65,087)	(15.7)

Recoveries of loans previously charged off:
Commercial, financial and industrial	6,129	4,328	(1,801)	(29.4)	8,405	25,753	17,348	nm
Construction	—	6,630	6,630	100.0	150	16,257	16,107	nm
Residential mortgage	30	1,244	1,214	nm	255	3,179	2,924	nm
Commercial mortgage	2	89	87	nm	22	374	352	nm
Consumer	446	396	(50)	(11.2)	868	1,296	428	49.3
Lease financing	—	2	2	nm	—	2	2	nm

Total recoveries of loans previously charged off	6,607	12,689	6,082	92.1	9,700	46,861	37,161	nm

Net loans charged off	136,673	89,440	(47,233)	(34.6)	404,630	302,382	(102,248)	(25.3)
Provision for loan losses	314,000	8,000	(306,000)	(97.5)	923,000	222,000	(701,000)	(75.9)
Adjustments related to privatization	—	—	—	—	2,108	—	(2,108)	(100.0)
Other	1,347	416	(931)	(69.1)	2,108	227	(1,881)	(89.2)

Ending balance of allowance for loan losses	$1,260,307	$1,276,845	$16,538	1.3%	$1,260,353	$1,276,845	$16,492	1.3%
Allowance for losses on off-balance sheet commitments	172,374	164,374	(8,000)	(4.6)	172,374	164,374	(8,000)	(4.6)

Allowances for credit losses	$1,432,681	$1,441,219	$8,538	0.6%	$1,432,727	$1,441,219	$8,492	0.6%

Allowance for loan losses to total loans(1)	2.62%	2.67%			2.62%	2.67%
Allowances for credit losses to total loans(2)	2.97	3.01			2.97	3.01
Provision for loan losses to net loans charged off	229.75	8.94			228.11	73.42
Net loans charged off to average loans outstanding for the period(4)	1.11	0.74			1.10	0.85
Excluding FDIC covered loans(3):
Allowance for loan losses to total loans(1)	N/A	2.76%			N/A	2.76%
Allowances for credit losses to total loans(2)	N/A	3.12			N/A	3.12
Net loans charged off to average loans outstanding for the period(4)	N/A	0.77			N/A	0.87

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
(3)
These ratios exclude the impact of the acquired loans and OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.
(4)
Annualized.
nm
= not meaningful
N/A
= not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

 Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, restructured loans that are nonperforming and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in the Company's 2009 Form 10-K.

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

        OREO includes property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

				Increase (Decrease) September 30, 2010 From:
				September 30, 2009		December 31, 2009
	September 30, 2009	December 31, 2009	September 30, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$380,117	$335,581	$150,161	$(229,956)	(60.5)%	$(185,420)	(55.3)%
Construction	387,523	335,085	243,767	(143,756)	(37.1)	(91,318)	(27.3)
Residential mortgage	164,683	194,482	201,387	36,704	22.3	6,905	3.6
Commercial mortgage	354,815	414,429	384,272	29,457	8.3	(30,157)	(7.3)
Consumer	21,385	20,492	26,889	5,504	25.7	6,397	31.2
Lease financing	108	108	—	(108)	(100.0)	(108)	(100.0)
Restructured—nonaccrual	15,962	16,954	149,273	133,311	nm	132,319	nm

Total nonaccrual loans, excluding FDIC covered loans	1,324,593	1,317,131	1,155,749	(168,844)	(12.7)	(161,382)	(12.3)
FDIC covered nonaccrual loans	—	—	163,427	163,427	100.0	163,427	100.0

Total nonaccrual loans	1,324,593	1,317,131	1,319,176	(5,417)	(0.4)	2,045	0.2
OREO, excluding FDIC covered OREO	34,392	32,662	47,350	12,958	37.7	14,688	45.0
FDIC covered OREO	—	—	143,194	143,194	100.0	143,194	100.0
Distressed loans held for sale	8,706	—	—	(8,706)	(100.0)	—	—

Total nonperforming assets	$1,367,691	$1,349,793	$1,509,720	$142,029	10.4%	$159,927	11.8%

Total nonperforming assets, excluding FDIC covered assets	$1,367,691	$1,349,793	$1,203,099	$(164,592)	(12.0)%	$(146,694)	(10.9)%

Restructured loans that continue to accrue interest	$1,867	$3,811	$24,604	$22,737	nm	$20,793	nm

Allowance for loan losses	$1,260,307	$1,357,000	$1,276,845	$16,538	1.3%	$(80,155)	(5.9)%

Allowances for credit losses	$1,432,681	$1,533,374	$1,441,219	$8,538	0.6%	$(92,155)	(6.0)%

Nonaccrual loans to total loans	2.75%	2.79%	2.75%
Allowance for loan losses to nonaccrual loans(1)	95.15	103.03	96.79
Allowances for credit losses to nonaccrual loans(2)	108.16	116.42	109.25
Nonperforming assets to total loans, OREO and distressed loans held for sale	2.84	2.86	3.14
Nonperforming assets to total assets	1.75	1.58	1.89
Excluding FDIC covered assets:(3)
Nonaccrual loans to total loans	N/A	N/A	2.50%
Nonperforming assets to total loans, OREO and distressed loans held for sale	N/A	N/A	2.60
Nonperforming assets to total assets	N/A	N/A	1.54

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
(3)
These ratios exclude the impact of the acquired loans and foreclosed assets, which are covered under loss share agreement between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.
nm
= not meaningful
N/A
= not applicable for periods prior to the April 2010 Frontier and Tamalpais transactions.

        The decrease in nonaccrual loans, excluding FDIC covered loans, from September 30, 2009 to September 30, 2010 was primarily due to commercial, financial and industrial and construction nonaccrual loans. During the third quarters of 2009 and 2010, we had $13.3 million and $84.0 million in sales of nonperforming loans, respectively. Losses from these sales of $2.8 million and $19.7 million for the third quarters of 2009 and 2010, respectively, were reflected in charge-offs.

        Covered nonperforming assets totaled $306.6 million, representing 0.38 percent of total assets, at September 30, 2010. Covered nonperforming assets are subject to loss share agreements with the FDIC.

Loans 90 Days or More Past Due and Still Accruing

				Increase (Decrease) September 30, 2010 From:
				September 30, 2009		December 31, 2009
	September 30, 2009	December 31, 2009	September 30, 2010
(Dollars in thousands)				Amount	Percent	Amount	Percent
Commercial, financial and industrial	$3,958	$4,393	$7,345	$3,387	85.6%	$2,952	67.2%
Construction	659	—	—	(659)	(100)	—	nm
Residential mortgage(1)	421	—	—	(421)	(100)	—	nm
Commercial mortgage	—	413	9,840	9,840	nm	9,427	nm
Consumer and other(1)	359	229	267	(92)	(25.6)	38	16.6

Total loans 90 days or more past due and still accruing(2)	$5,397	$5,035	$17,452	$12,055	nm %	$12,417	nm	%

(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more, or in foreclosure.
(2)
Excludes loans totaling $325.7 million that are 90 days or more past due and still accruing at September 30, 2010, which consisted of FDIC covered loans accounted for in accordance with the accounting standards for acquired impaired loans.
nm
= not meaningful

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of credit quality, market risk and liquidity. At September 30, 2010, approximately 96 percent of our securities, based upon carrying value, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our consolidated financial statements included in this Form 10-Q.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. Our Asset and Liability Management (ALM) Securities portfolio, which consists of available for sale U.S. Government, state and municipal, and mortgage-backed securities held for ALM purposes, totaled $18 billion at September 30, 2010. ALM Securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities.

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

        At September 30, 2010, the fair value of our CLO securities had increased by approximately $37.3 million from December 31, 2009, primarily due to an increase in liquidity in the marketplace. We estimate the fair value of our CLOs using a pricing model, as well as broker quotes. The model is based on internally-developed assumptions, utilizing market data derived from market participants and credit rating agencies. These assumptions include, but are not limited to, estimated default rates, recovery rates, prepayment rates and reinvestment rates.

        We conduct a formal review of our securities available for sale and securities held to maturity portfolios on a quarterly basis for the presence of other-than-temporary impairment. We recognized an insignificant amount of impairment on three non-agency residential mortgage-backed securities and one commercial mortgage-backed security during the nine months ended September 30, 2010. Based on the review performed as of September 30, 2010, we expect to recover the entire amortized cost basis of our securities available for sale and securities held to maturity portfolios.

Analysis of Securities

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at September 30, 2010.

Securities Available For Sale

	September 30, 2010
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$150,331	0.21%	$—	—%	$308	2.75%	$—	—%	$150,639	0.22%
Other U.S. government	590,493	1.12	7,423,339	1.60	804	7.80	—	—	8,014,636	1.57
Residential mortgage-backed securities—agency(1)(2)	1	4.41	230,569	3.82	931,310	3.80	7,878,476	3.87	9,040,356	3.86
Residential mortgage-backed securities—non-agency(1)(2)	—	—	—	—	16,397	5.15	547,902	4.58	564,299	4.60
State and municipal	3,743	6.47	5,986	6.19	15,819	3.47	19,382	5.73	44,930	5.06
Asset-backed and debt securities	—	—	23,729	7.25	16,687	4.68	77,101	6.76	117,517	6.56
Equity securities(3)	—	—	—	—	—	—	—	—	77,592	—

Total securities available for sale	$744,568	0.96%	$7,683,623	1.69%	$981,325	3.84%	$8,522,861	3.95%	$18,009,969	2.84%

Securities Held to Maturity

	September 30, 2010
	Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost(4)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized loan obligations	$1,647	6.79%	$92,013	1.94%	$1,411,449	1.19%	$269,523	1.19%	$1,774,632	1.23%
Foreign securities	98	0.25	—	—	—	—	—	—	98	0.25

Total securities held to maturity	$1,745	6.42%	$92,013	1.94%	$1,411,449	1.19%	$269,523	1.19%	$1,774,730	1.23%

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
(4)
Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase. Amortized cost reflects fair value adjustments as a result of the Company's privatization transaction.
(5)
For securities transferred to held to maturity from available for sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less payments and any impairment previously recognized its earnings. Amortized cost reflects fair value adjustments as a result of the Company's privatization transaction.

        Our securities available for sale portfolio at September 30, 2010 included ALM Securities with an fair value of $18 billion. These securities had an expected weighted average maturity of 2.7 years.

 Deposits

        The table below provides information on our deposits as of September 30, 2009, December 31, 2009 and September 30, 2010.

				Increase (Decrease) September 30, 2010 From December 31, 2009
	September 30, 2009	December 31, 2009	September 30, 2010
(Dollars in thousands)				Amount	Percent
Interest checking	$816,588	$849,283	$689,171	$(160,112)	(19)%
Money market	32,561,224	39,952,337	28,992,676	(10,959,661)	(27)

Total interest bearing transaction accounts	33,377,812	40,801,620	29,681,847	(11,119,773)	(27)
Savings	2,706,344	3,716,566	4,521,957	805,391	22
Time	10,134,837	9,440,478	11,911,121	2,470,643	26

Total interest bearing deposits(1)	46,218,993	53,958,664	46,114,925	(7,843,739)	(15)
Noninterest bearing deposits	14,472,375	14,558,989	15,425,621	866,632	6

Total deposits	$60,691,368	$68,517,653	$61,540,546	$(6,977,107)	(10)%

(1)Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction accounts	$2,510,406	$5,340,452	$2,363,065	$(2,977,387)	(56)%
Time	1,470,146	979,352	1,533,557	554,205	57

Total brokered deposits	3,980,552	6,319,804	3,896,622	(2,423,182)	(38)
Nonbrokered deposits	42,238,441	47,638,860	42,218,303	(5,420,557)	(11)

Total interest bearing deposits	$46,218,993	$53,958,664	$46,114,925	$(7,843,739)	(15)%

Core Deposits:
Total deposits	$60,691,368	$68,517,653	$61,540,546	$(6,977,107)	(10)%
Less: Total interest bearing brokered deposits	3,980,552	6,319,804	3,896,622	(2,423,182)	(38)
Less: Total noninterest bearing brokered deposits	—	—	19	19	nm
Less: Total nonbrokered time deposits of $100,000 and over	6,601,161	6,510,741	7,047,604	536,863	8

Total core deposits	$50,109,655	$55,687,108	$50,596,301	$(5,090,807)	(9)%

 Fair Value of Financial Instruments

        The following table reflects financial instruments measured at fair value on a recurring basis as of September 30, 2009, December 31, 2009 and September 30, 2010. For additional information on the fair value of financial instruments, see Note 13 to the consolidated financial statements in this Form 10-Q.

	September 30, 2009		December 31, 2009		September 30, 2010
(Dollars in thousands)	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$6,587,687	34%	$12,696,149	55%	$8,494,104	44%
Level 2	12,722,283	67	10,746,219	46	11,080,912	57
Level 3	6,646	—	6,878	—	10,251	—
Netting Adjustment(1)	(102,093)	(1)	(135,885)	(1)	(85,242)	(1)

Total	$19,214,523	100%	$23,313,361	100%	$19,500,025	100%

As a percentage of total Company assets		25%		27%		24%

Liabilities:
Level 1	$49,985	7%	$9,901	2%	$44,648	4%
Level 2	767,183	107	643,115	119	1,064,708	101
Level 3	—	—	—	—	55,001	5
Netting Adjustment(1)	(102,093)	(14)	(111,885)	(21)	(102,119)	(10)

Total	$715,075	100%	$541,131	100%	$1,062,238	100%

As a percentage of total Company liabilities		1%		1%		2%

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

        The Board of Directors, directly or through its appropriate committee, approves our Asset and Liability Management, Investment and Derivatives Policy (ALM Policy), which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Bank's risk tolerance guidelines by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes guidelines for reporting market and liquidity risk and requires independent review and oversight of market and liquidity risk activities.

        The Risk & Capital Committee (RCC), comprised of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, measure, monitor, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by formulating high-level strategies for market risk management and defining the risk/return direction for the Bank, and by approving the investment, derivatives and trading policies that govern the Bank's activities. The Asset Liability Management Committee (ALCO) as instructed by the RCC is responsible for the management of market risk and approves specific risk management programs to be recommended to the RCC for approval, including those related to interest rate hedging, investment securities, wholesale funding and trading activities. The RCC may delegate to ALCO various decisions pertaining to market risk management as it deems appropriate.

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by the RCC and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The manager of the Global Capital Markets Division is responsible for operational management of price risk through the trading activities conducted in their respective divisions. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and MRM functions independently of all operating and management units.

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

        In order to measure the sensitivity of the Bank's financial position to interest rate risk, parallel rate shocks and gradual ramps over 12 months in both up and down scenarios are compared to current rates to generate earnings and economic value of equity impacts. During the first quarter of 2010, under RCC delegated authority to approve temporary changes to risk measurement, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario. This change reflects the low probability associated with rate reductions of 200 basis points in the current extremely low rate environment, and the acceptance of a scenario that better reflects historically low rate levels achieved in the past. The +200 basis point scenario was not changed. The RCC will monitor the rate environment and will consider restoring the -200 basis point measure in the future when deemed appropriate.

  Interest Rate Risk Measurement (Other Than Trading)

        At September 30, 2010, Economic NII sensitivity was asset sensitive to parallel rate shifts. A +200 basis point parallel shift in rates would increase 12-month Economic NII by 3.61 percent, while a -100 basis point downward shift in rates would decrease it by 2.06 percent. At December 31, 2009, a +200 basis point parallel shift in rates would increase 12-month Economic NII by 0.03 percent, while a -100 basis point downward shift in rates would reduce it by 1.65 percent. We caution that significant low levels of current interest rates and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of Economic NII less meaningful. Economic NII adjusts our reported NII for the effect of certain noninterest bearing deposit related fee and expense items. Those adjustment items are innately liability sensitive, meaning that reported NII is less liability sensitive than Economic NII.

Economic NII

(Dollars in millions)	September 30, 2009	December 31, 2009	September 30, 2010
+200 basis points	$44.0	$0.9	$86.0
as a percentage of base case NII	1.69%	0.03%	3.61%
-100 basis points	N/A	$(44.7)	$(49.0)
as a percentage of base case NII	N/A	(1.65)%	(2.06)%

        Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would improve Economic NII. Alternatively, gradually lower short-term rates would contract Economic NII. Regarding the curve shape, curve steepening would improve Economic NII while curve flattening has a negative marginal impact on NII.

  ALM Activities

        During the first nine months of 2010, the Bank increased its asset sensitivity to position the Bank to benefit from rising rates in the future by the termination of positions in receive fixed interest rate swaps and floor derivative portfolios, the repositioning of mortgage securities from longer to shorter durations and the execution of term funding. Additionally, increased deposit balances, cash holdings and the effect of lower rates on the forecasted risk from mortgages and deposits contributed to the asset sensitive position. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

  ALM Securities

        At each of September 30, 2009 and 2010, our available for sale securities portfolio included $18.0 billion of securities for ALM purposes. At September 30, 2010, approximately $5.2 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2010, we purchased $2.5 billion and sold $1.0 billion par value of securities, as part of our investment portfolio strategy, while $5.1 billion par value of ALM securities matured or were called.

        Based on current prepayment projections, the estimated ALM Securities portfolio's effective duration was 1.3 at September 30, 2010, compared to 1.8 at September 30, 2009. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.3 suggests an expected price decrease of approximately 1.3 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first nine months of 2010, the ALM derivatives portfolio decreased by $2.8 billion notional amount due to terminations of receive fixed interest rate swaps and LIBOR floor contracts and the offset by the addition of pay fixed interest rate swaps.

        The fair value of the ALM derivatives portfolio decreased primarily due to the termination of LIBOR floor contracts and the impact of a decline in interest rates on cap contracts and pay fixed swaps, which benefit from the expectation of higher future interest rates. The decrease was partially offset by the termination of receive fixed interest rate swaps. For additional discussion of derivative instruments and our hedging strategies, see Note 14 to our consolidated financial statements in this Form 10-Q and Note 18 to our consolidated financial statements included in our 2009 Form 10-K.

        The following table provides the notional value and the fair value of our ALM derivatives portfolio as of September 30, 2009, December 31, 2009 and September 30, 2010 and the change in fair value between December 31, 2009 and September 30, 2010.

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010	Increase (Decrease) From December 31, 2009 to September 30, 2010
Total gross notional amount of positions held for purposes other than trading:	$7,050,000	$8,800,000	$5,966,773	$(2,833,227)
of which, interest rate swaps pay fixed rates of interest	—	—	—	—

Fair value of positions held for purposes other than trading:
Gross positive fair value	$118,166	$97,186	$3,228	$(93,958)
Gross negative fair value	—	12,164	12,567	403

Positive (negative) value of positions, net	$118,166	$85,022	$(9,339)	$(94,361)

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

        As of September 30, 2010, we had approximately $29.2 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved Value-at-Risk levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of September 30, 2010, we had approximately $3.6 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2009, December 31, 2009 and September 30, 2010 and the change in fair value between December 31, 2009 and September 30, 2010.

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010	Increase (Decrease) From December 31, 2009 to September 30, 2010
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$24,941,719	$25,226,564	$29,192,499	$3,965,935
Foreign exchange contracts(1)	2,644,418	2,407,178	2,149,295	(257,883)
Equity contracts	193,158	254,372	1,011,084	756,712
Commodity contracts	3,544,518	3,405,389	3,550,464	145,075
Credit contracts	—	—	60,000	60,000

Total	$31,323,813	$31,293,503	$35,963,342	$4,669,839

Fair value of positions held for trading purposes:
Gross positive fair value	$779,376	$649,300	$1,089,928	$440,628
Gross negative fair value	773,471	632,426	1,067,972	435,546

Positive fair value of positions, net	$5,905	$16,874	$21,956	$5,082

(1)
Excludes spot contracts with notional amounts of $0.3 billion, $0.3 billion and $0.4 billion at September 30, 2009, December 31, 2009 and September 30, 2010, respectively.

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

        Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank's liquidity position, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and/or selling assets.

        In March 2010, the federal bank regulators adopted (effective May 21, 2010) an Interagency Policy Statement on Funding and Liquidity Risk Management, which sets forth the regulators' supervisory expectations for all insured depository institutions for management of funding and liquidity risk. Under the guidance of this policy statement, banks are expected, among other measures, to adopt and observe sound practices for liquidity risk management, ensure oversight through the board of directors or appropriate committees, conduct regular stress testing, monitor and effectively manage collateral positions, ensure diversification in funding sources, to develop a formal contingency funding plan that clearly sets out the institution's strategies for addressing liquidity shortfalls in emergency situations and to establish a monitoring framework for contingent events by using early-warning indicators and event triggers. The Bank's Board of Directors has approved a number of measures aimed at assuring compliance with the policy statement, including a formal ALM Policy with specific governance on liquidity risk management.

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

        The acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais in the second quarter of 2010 resulted in the assumption of FHLB advances (including accrued interest) of $135 million from the FHLB of San Francisco and $385 million from the FHLB of Seattle, including prepayment fees payable of $4 million and $23 million, respectively. Shortly after the respective acquisition dates, the Bank repaid in full all outstanding FHLB advances assumed in connection with these acquisitions.

        Total deposits declined $7.0 billion from $68.5 billion at December 31, 2009 to $61.5 billion at September 30, 2010 largely due to planned deposit run off resulting from targeted rate reductions. The decline in deposits was coupled with a decrease in wholesale funding of $1.5 billion from $8.9 billion at December 31, 2009 to $7.4 billion at September 30, 2010.

        Core deposits, which consist of total deposits excluding brokered deposits and time deposits of $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2010, our core deposits totaled $50.6 billion and our loan-to-total deposit ratio was 78 percent.

        The Bank maintains a variety of other funding sources, secured, and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of September 30, 2010, the Bank had $2.3 billion of borrowings outstanding with the FHLB and the Bank had a remaining combined unused borrowing capacity of $18.0 billion from the FHLB and the FRB.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Capacity under repurchase agreements declined to $14.0 billion at September 30, 2010 from $17.1 billion at December 31, 2009, consistent with ongoing efforts to diversify the Bank's investment portfolio.

  •
  The Bank has a $4.0 billion unsecured Bank Note Program. As of September 30, 2010, the remaining available funding under the Bank Note Program was approximately $2.6 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of September 30, 2010, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. The following table provides our credit ratings as of September 30, 2010.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	—
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Capital Components
Tier 1 capital	$7,416,069	$7,484,516	$7,861,362
Tier 2 capital	1,804,532	1,718,807	1,730,495

Total risk-based capital	$9,220,601	$9,203,323	$9,591,857

Risk-weighted assets	$63,956,189	$63,298,173	$64,079,581

Quarterly average assets	$71,384,950	$79,226,967	$79,718,783

	September 30, 2009		December 31, 2009		September 30, 2010		Minimum Regulatory Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$9,220,601	14.42%	$9,203,323	14.54%	$9,591,857	14.97%	≥$	5,126,366	8.0%
Tier 1 capital (to risk-weighted assets)	7,416,069	11.60	7,484,516	11.82	7,861,362	12.27		≥ 2,563,213	4.0
Leverage(1)	7,416,069	10.39	7,484,516	9.45	7,861,362	9.86		≥ 3,188,751	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Capital Components
Tier 1 capital	$6,906,944	$7,207,264	$7,253,252
Tier 2 capital	1,484,451	1,478,697	1,483,837

Total risk-based capital	$8,391,395	$8,685,961	$8,737,089

Risk-weighted assets	$63,915,458	$63,272,931	$63,554,751

Quarterly average assets	$71,484,168	$79,609,326	$79,382,411

	September 30, 2009		December 31, 2009		September 30, 2010		Minimum Regulatory Requirement			"Well-Capitalized" Regulatory Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$8,391,395	13.13%	$8,685,961	13.73%	$8,737,089	13.75%	≥$	5,084,380	8.0%	≥$	6,355,475	10.0%
Tier 1 capital (to risk-weighted assets)	6,906,944	10.81	7,207,264	11.39	7,253,252	11.41		≥ 2,542,190	4.0		≥ 3,813,285	6.0
Leverage(1)	6,906,944	9.66	7,207,264	9.05	7,253,252	9.14		≥ 3,175,296	4.0		≥ 3,969,121	5.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        We and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio).

        As of September 30, 2010, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

        In addition to capital ratios determined in accordance with regulatory requirements, we consider various other measures when evaluating capital utilization and adequacy. These non-regulatory capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, these non-regulatory capital ratios disclosed are considered to be non-GAAP financial measures. Our calculation methods may differ from those used by other financial services companies. Also, there may be limits as to the usefulness of these measures. As a result, consider the consolidated financial statements and other financial information contained in this report in its entirety, and do not rely on any single financial measure.

        The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of September 30, 2009, December 31, 2009 and September 30, 2010.

(Dollars in thousands)	September 30, 2009	December 31, 2009	September 30, 2010
Total UNBC stockholder's equity	$9,475,004	$9,580,333	$10,134,681
Goodwill	(2,369,326)	(2,369,326)	(2,431,583)
Intangible assets	(601,140)	(561,040)	(486,688)
Deferred tax liabilities related to goodwill and intangible assets	231,449	215,847	179,818

Tangible common equity (a)	$6,735,987	$6,865,814	$7,396,228

Tier 1 capital, determined in accordance with regulatory requirements	$7,416,069	$7,484,516	$7,861,362
Trust preferred securities	(13,000)	(13,000)	(13,000)

Tier 1 common equity (b)	$7,403,069	$7,471,516	$7,848,362

Total assets	$78,153,207	$85,598,128	$79,842,077
Goodwill	(2,369,326)	(2,369,326)	(2,431,583)
Intangible assets	(601,140)	(561,040)	(486,688)
Deferred tax liabilities related to goodwill and intangible assets	192,569	179,589	179,818

Tangible assets (c)	$75,375,310	$82,847,351	$77,103,624

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$63,956,189	$63,298,173	$64,079,581

Tangible common equity ratio (a)/(c)	8.94%	8.29%	9.59%
Tier 1 common capital ratio (b)/(d)	11.58%	11.80%	12.25%

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

        Prior to this reorganization, the various operating segments were aggregated into two reportable business segments formerly known as "Retail Banking" and "Wholesale Banking." Our new reportable business segment structure is similar to the previous structure. However, the Global and Wealth Markets Division, which was previously included in Retail Banking, is now included in Corporate Banking. Additionally, the goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction, which was previously allocated to our operating segments, is reported in "Other."

        We recorded $62.3 million of goodwill as a result of our second quarter 2010 FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais. Goodwill of $45.3 million and $17.0 million was assigned to the Retail Banking and Corporate Banking reportable business segments, respectively.

        The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit and operational, given that most of the market risk is not assumed by the business unit. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures or external events. Market risk is the potential loss in fair value due to changes in interest rates, currency rates and equity prices. RAROC may be one of several measures that is used to measure business unit compensation.

        We reflect a "market view" perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are reflected in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed. For example, the Institutional Brokerage unit within the Global and Wealth Markets Division is a business unit that manages the fixed income securities activities for all retail and corporate customers throughout the Bank. This unit retains and also allocates revenues and expenses to divisions responsible for such retail and commercial customer relationships.

        Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities.

        The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items for each business unit. Methodologies that are applied to the measurement of segment profitability include:

  •
  A funds transfer pricing system, which assigns a cost of funds to assets or a credit for funds to liabilities and capital, based on their type, maturity or repricing characteristics. During the first quarter of 2010, we refined our transfer pricing methodology with respect to reference rates for deposits and to include additional assumptions about liquidity premiums, benefits granted for eligible loan collateral and charges for collateral requirements on deposits.

  •
  An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. All other corporate expenses (overhead) are allocated to the business units based on a predetermined percentage of usage.

  •
  A RAROC methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit, market and operational risks. As a result of the methodology used in the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and the market view contribution.

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended September 30,		Increase/(Decrease)		As of and for the Three Months Ended September 30,		Increase/(Decrease)
	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$220,970	$272,579	$51,609	23%	$353,514	$380,515	$27,001	8%
Noninterest income (expense)	73,080	67,309	(5,771)	(8)	116,817	136,375	19,558	17

Total revenue	294,050	339,888	45,838	16	470,331	516,890	46,559	10
Noninterest expense (income)	212,561	235,146	22,585	11	241,541	246,266	4,725	2
Credit expense (income)	7,016	6,760	(256)	(4)	91,512	65,079	(26,433)	(29)

Income (loss) before income taxes and including noncontrolling interests	74,473	97,982	23,509	32	137,278	205,545	68,267	50
Income tax expense (benefit)	29,119	38,311	9,192	32	32,191	55,787	23,596	73

Net income (loss) including noncontrolling interests	45,354	59,671	14,317	32	105,087	149,758	44,671	43
Less: Net loss from noncontrolling interests(2)	—	—	—	na	—	—	—	na

Net income (loss) attributable to UNBC	$45,354	$59,671	$14,317	32%	$105,087	$149,758	$44,671	43%

Average balances—Market View (dollars in millions):
Total loans	$21,297	$22,028	$731	3	$29,453	$26,299	$(3,154)	(11)
Total assets	22,108	22,937	829	4	32,990	30,088	(2,902)	(9)
Total deposits	19,812	24,516	4,704	24	38,032	39,096	1,064	3
Financial ratios—Market View
Risk adjusted return on capital(1)	32%	41%			12%	19%
Return on average assets(1)	0.81	1.03			1.26	1.97
Efficiency ratio(3)	72.34	69.10			48.58	44.70

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase/(Decrease)		As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,		Increase/(Decrease)
	2009	2010	Amount	Percent	2009	2010	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$5,041	$(18,413)	$(23,454)	nm %	$(18,489)	$(16,626)	$561,036	$618,055	$57,019	10%
Noninterest income (expense)	8,939	28,440	19,501	nm	(14,907)	(14,181)	183,929	217,943	34,014	18

Total revenue	13,980	10,027	(3,953)	(28)	(33,396)	(30,807)	744,965	835,998	91,033	12
Noninterest expense (income)	62,065	93,316	31,251	50	(10,352)	(12,109)	505,815	562,619	56,804	11
Credit expense (income)	215,609	(63,654)	(279,263)	(130)	(137)	(185)	314,000	8,000	(306,000)	(97)

Income (loss) before income taxes and including noncontrolling interests	(263,694)	(19,635)	244,059	93	(22,907)	(18,513)	(74,850)	265,379	340,229	nm
Income tax expense (benefit)	(110,174)	12,528	122,702	111	(8,957)	(7,238)	(57,821)	99,388	157,209	nm

Net income (loss) including noncontrolling interests	(153,520)	(32,163)	121,357	79	(13,950)	(11,275)	(17,029)	165,991	183,020	nm
Less: Net loss from noncontrolling interests(2)	—	(3,788)	(3,788)	nm	—	—	—	(3,788)	(3,788)	nm

Net income (loss) attributable to UNBC	$(153,520)	$(28,375)	$125,145	82%	$(13,950)	$(11,275)	$(17,029)	$169,779	$186,808	nm

Average balances—Market View (dollars in millions):
Total loans	$(201)	$1,710	$1,911	nm	$(1,784)	$(1,932)	$48,765	$48,105	$(660)	(1)
Total assets	21,056	31,189	10,133	48	(1,801)	(1,949)	74,353	82,265	7,912	11
Total deposits	2,956	2,962	6	0	(1,346)	(1,751)	59,454	64,823	5,369	9
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	(0.09)%	0.82%
Efficiency ratio(3)	na	na			na	na	65.07	63.69

(1)
Annualized.
(2)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIE).
(3)
The efficiency ratio is net noninterest expense (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, LIHC investment amortization expense, expenses of the consolidated VIEs and merger costs related to the acquisitions of certain assets and liabilities of Frontier and Tamalpais) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income.)

na = not applicable

nm = not meaningful

	Retail Banking				Corporate Banking
	As of and for the Nine Months Ended September 30,		Increase/(Decrease)		As of and for the Nine Months Ended September 30,		Increase/(Decrease)
	2009	2010	Amount	Percent	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$617,423	$777,951	$160,528	26%	$963,444	$1,147,410	$183,966	19%
Noninterest income (expense)	212,440	207,757	(4,683)	(2)	363,144	398,798	35,654	10

Total revenue	829,863	985,708	155,845	19	1,326,588	1,546,208	219,620	17
Noninterest expense (income)	614,598	681,324	66,726	11	654,548	735,727	81,179	12
Credit expense (income)	21,353	20,115	(1,238)	(6)	246,798	218,020	(28,778)	(12)

Income (loss) before income taxes and including noncontrolling interests	193,912	284,269	90,357	47	425,242	592,461	167,219	39
Income tax expense (benefit)	75,820	111,149	35,329	47	101,998	160,868	58,870	58

Net income (loss) including noncontrolling interests	118,092	173,120	55,028	47	323,244	431,593	108,349	34
Less: Net loss from noncontrolling interests(2)	—	—	—	na	—	—	—	na

Net income (loss) attributable to UNBC	$118,092	$173,120	$55,028	47%	$323,244	$431,593	$108,349	34%

Average balances—Market View (dollars in millions):
Total loans	$21,029	$21,835	$806	4	$30,208	$26,703	$(3,505)	(12)
Total assets	21,836	22,719	883	4	33,906	30,354	(3,552)	(10)
Total deposits	19,264	22,613	3,349	17	33,009	42,644	9,635	29
Financial ratios—Market View
Risk adjusted return on capital(1)	29%	41%			13%	18%
Return on average assets(1)	0.72	1.02			1.27	1.90
Efficiency ratio(3)	73.98	69.03			46.76	44.85

	Other				Reconciling Items		UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase/(Decrease)		As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,		Increase/(Decrease)
	2009	2010	Amount	Percent	2009	2010	2009	2010	Amount	Percent
Results of operations—Market View (dollars in thousands):
Net interest income (expense)	$133,791	$(84,741)	$(218,532)	nm %	$(43,273)	$(47,819)	$1,671,385	$1,792,801	$121,416	7%
Noninterest income (expense)	2,385	107,392	105,007	nm	(36,111)	(41,805)	541,858	672,142	130,284	24

Total revenue	136,176	22,651	(113,525)	(83)	(79,384)	(89,624)	2,213,243	2,464,943	251,700	11
Noninterest expense (income)	317,518	289,754	(27,764)	(9)	(27,408)	(35,414)	1,559,256	1,671,391	112,135	7
Credit expense (income)	655,323	(15,672)	(670,995)	(102)	(474)	(463)	923,000	222,000	(701,000)	(76)

Income (loss) before income taxes and including noncontrolling interests	(836,665)	(251,431)	585,234	70	(51,502)	(53,747)	(269,013)	571,552	840,565	nm
Income tax expense (benefit)	(319,850)	(69,949)	249,901	78	(20,137)	(21,015)	(162,169)	181,053	343,222	nm

Net income (loss) including noncontrolling interests	(516,815)	(181,482)	335,333	65	(31,365)	(32,732)	(106,844)	390,499	497,343	nm
Less: Net loss from noncontrolling interests(2)	—	(10,383)	(10,383)	nm	—	—	—	(10,383)	(10,383)	nm

Net income (loss) attributable to UNBC	$(516,815)	$(171,099)	$345,716	67%	$(31,365)	$(32,732)	$(106,844)	$400,882	$507,726	nm

Average balances—Market View (dollars in millions):
Total loans	$(283)	$962	$1,245	nm	$(1,588)	$(1,902)	$49,366	$47,598	$(1,768)	(4)
Total assets	16,866	33,033	16,167	96	(1,608)	(1,920)	71,000	84,186	13,186	19
Total deposits	2,473	3,300	827	33	(1,219)	(1,646)	53,527	66,911	13,384	25
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na	na	na
Return on average assets(1)	na	na			na	na	(0.20)%	0.64%
Efficiency ratio(3)	na	na			na	na	66.34	64.50

(1)
Annualized.
(2)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIE).
(3)
The efficiency ratio is net noninterest expense (noninterest expense excluding foreclosed asset expense (income), the provision for (reversal of) losses on off-balance sheet commitments, LIHC investment amortization expense, expenses of the consolidated VIEs and merger costs related to the acquisitions of certain assets and liabilities of Frontier and Tamalpais) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income.)

na = not applicable

nm = not meaningful

  Retail Banking

        Retail Banking provides deposit and lending products delivered through our branches and relationship managers to individuals and small businesses. Retail Banking is focused on executing a strategy that will identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets.

        During the nine months ended September 30, 2010, net income of Retail Banking increased compared to the same period in 2009, resulting from a 26 percent increase in net interest income, partially offset by an 11 percent increase in noninterest expense. The increase in net interest income was primarily due to increased margin combined with the growth in loans and interest bearing deposits.

        Average asset growth for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily driven by a 4 percent growth in average loans, mainly in residential mortgages.

        Average deposits increased 17 percent during the nine months ended September 30, 2010 compared to the same period in 2009. This increase was primarily due to Retail Banking's strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, relationship management, sales resources, and new products and locations. We expect that a larger branch network, combined with this Retail Banking strategy will improve growth prospects.

        Noninterest income decreased by 2 percent during the nine months ended September 30, 2010 compared to the same period in 2009. Noninterest expense increased by 11 percent during the nine months ended September 30, 2010 compared to the same period in 2009. This increase was primarily due to increased staff costs, acquisition related expenses, and overhead allocation costs.

        Retail Banking is comprised of the following major divisions: Community Banking and Consumer Lending.

  •
  the Community Banking Division serves its customers through 342 full-service branches in California and 54 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

        The Community Banking Division is organized geographically. We serve our customers in the following ways:

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

  •
  the Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

        Through alliances with other financial institutions, the Consumer Lending Division offers additional products and services, such as credit cards and merchant services.

        Our Community Banking and Consumer Lending Divisions compete with larger banks by attempting to provide service quality superior to that of our major competitors. The primary means of competing with community banks include our branch network and our technology to deliver banking services. We also offer convenient banking hours to consumers through our drive-through banking locations and selected branches that are open seven days a week.

        These divisions compete with a number of commercial banks, internet banks, savings associations and credit unions, as well as more specialized financial service providers such as investment brokerage companies, consumer finance companies, and residential real estate lenders.

  Corporate Banking

        Corporate Banking offers a wide array of financial products to both middle market and corporate businesses headquartered throughout the United States. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance as well as general corporate and middle-market lending in regional markets throughout the United States. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a broad range of noncredit services, which include global treasury management solutions, foreign exchange and various interest rate risk and energy risk management products. These products are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes including numerous vertical industry niches such as U.S. correspondent banks and certain government entities. One of the primary strategies of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer's primary banks. Consistent with this strategy, Corporate Banking business units attempt to serve a large part of the targeted customers' credit and depository needs. The Corporate Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a "commercial bank." We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies. Competition in our principal markets may further intensify as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which, among other things, permits de novo branching into California by national banks, state banks and foreign banks from other states (see Part II, Item IA, "Risk Factors—Substantial competition could adversely affect us" in this Form 10-Q for additional information about the Dodd-Frank Act).

        During the nine months ended September 30, 2010, net income of Corporate Banking increased 34 percent, compared to the same period of 2009, resulting from a 19 percent increase in net interest income mainly from higher margins on deposits and a 10 percent increase in noninterest income, partially offset by a 12 percent increase in noninterest expense. During the nine months ended September 30, 2010, average loans decreased 12 percent compared to the same period of 2009 primarily due to decreases in our commercial and industrial loan portfolio and real estate construction portfolio.

        During the nine months ended September 30, 2010, average deposits increased 29 percent compared to the same period of 2009. Money market deposits experienced significant growth as a result of long-term corporate deposit-gathering strategies, a "flight to quality" and entry into new business niches. These new niches provided funding from large institutional accounts, including brokerage firms. These relationships reflect execution of a business strategy to obtain deposits from brokerage and institutional clients. In addition, state and local government and Corporate Banking deposits experienced significant growth.

        Noninterest income increased 10 percent during the nine months ended September 30, 2010, compared to the same period of 2009, primarily due to higher amortized fees on standby letters of credit, trading income, merchant banking fees, gain on private capital investments, partially offset by lower trust and deposit fees. Noninterest expense increased 12 percent during the nine months ended September 30, 2010 compared to the same period of 2009 primarily due to increased staff costs and low income housing amortization expense.

        Corporate Banking initiatives continue to include expanding commercial and loan relationship strategies that include originating, underwriting and syndicating loans in core competency markets, such as in our West

Coast commercial lending markets, as well as our national specialty markets including real estate, energy, equipment leasing and commercial finance.

        Corporate Banking is comprised of the following main divisions:

  •
  the Commercial Banking Division, which includes the following operating units:

  —
  Commercial Banking, which provides commercial lending products and treasury management services to middle market and corporate companies in California, Oregon and Washington;

  —
  Power and Utilities, which provides treasury management products and commercial lending products including commercial lines of credit and project financing to independent power producers as well as regulated utility companies;

  —
  Petroleum, which provides commercial lending products including reserve-based lines of credit, commercial lines of credit as well as treasury management products to oil and gas companies; and

  —
  National Banking and Specialized Industries, which provides commercial lending and treasury management products to corporate clients in certain defined industries, such as healthcare, entertainment and waste industries.

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

  •
  the Global and Wealth Markets Division consists of the following operating units:

  —
  The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, and deposit and credit products;

  —
  UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core products areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank's geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products;

  —
  Asset Management, which consists of HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to expand distribution, to broaden its client base and to increase its assets under management;

  —
  Global Capital Markets helps to serve our customers with their foreign exchange, interest rate and energy risk management needs in addition to facilitating merchant and investment banking related transactions. The operating unit takes market risk when buying and selling securities, interest rate derivatives and foreign exchange contracts for its own account and accepts limited market risk when providing energy and equity derivative contracts, since a significant portion of the market risk for these products is offset with third parties. Additionally, the group's Equipment Leasing arm provides lease financing services to corporate customers;

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

  Other

        Our net loss decreased by $345.7 million in the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to lower loan loss provision, and higher noninterest income; partially offset by lower net interest income.

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

  •
  goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction; and

  •
  the adjustment between the tax expense calculated using the RAROC effective rate of 39.1 percent and our consolidated effective tax rate.

        The financial results for the nine months ended September 30, 2010 were impacted by the following factors:

  •
  credit income of $15.7 million was due to the difference between the $222.0 million provision for loan losses calculated under our US GAAP methodology and the $237.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) decreased $218.5 million to $(84.7) million compared to the same period in 2009 primarily due to a decrease in our average loans to deposits ratio from 92 percent to 71 percent. The transfer pricing credit paid on deposits presumes that the funds are fully invested in term interest earning assets and to the extent the funds are not fully invested, the transfer pricing center will experience a net interest expense;

  •
  noninterest income of $107.4 million, which includes a $78.1 million gain on the sale of ALM investment securities;

  •
  noninterest expense (income) of $289.8 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. The decrease in noninterest expense includes lower amortization related to our privatization transaction, lower FDIC insurance assessment cost, and a $59 million decrease in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of $(69.9) million was due to the difference between the $181.1 million or a 31.7 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable business segments (including reconciling items) of $251.0 million using the RAROC effective rate.

        The financial results for the nine months ended September 30, 2009 were impacted by the following factors:

  •
  credit expense of $655.3 million was due to the difference between the $923.0 million provision for loan losses calculated under our US GAAP methodology and the $267.7 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) of $133.8 million;

  •
  noninterest income (expense) of $2.4 million;

  •
  noninterest expense of $317.5 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. The increase in noninterest expense includes a $34.7 million increase in privatization-related expenses and a $26.0 million increase in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of $(319.9) million was due to the difference between the ($162.2) million or a (60.3) percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable segments (including reconciling items) of $157.7 million using the RAROC effective rate.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        Cynthia Larsen v. Union Bank, N.A.:    This putative class action was filed on July 15, 2009 by Union Bank customer Cynthia Larsen. In October of 2009, the action was transferred from the Northern District of California to the Multidistrict Litigation action (MDL) in the Southern District of Florida. Omnibus motions to dismiss the complaints in many of the suits included in the MDL, including Larsen, were denied on March 12, 2010. Plaintiffs allege that, by posting charges to their accounts in order from highest to lowest amount, the Bank charged them more overdraft fees than it would have charged them had the Bank posted items to their accounts in chronological order.

        Plaintiffs' complaint asserts common-law causes of action for: breach of contract/breach of duty of an implied duty of good faith, unconscionability, conversion, and unjust enrichment, and statutory violation of the California Business & Professions Code section 17200 et seq. Plaintiffs seek unspecified damages, return or refund of all improper overdraft fees, disgorgement of profits derived from the Bank's alleged conduct, injunctive relief, and attorneys' fees and costs. Plaintiffs seek to represent a putative class of other Union Bank customers who were charged overdraft charges as a result of "re-sequencing" within the applicable statute of limitations period. Union Bank intends to vigorously defend the case. Trial is currently scheduled for March 2012.

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

        Difficult market conditions have adversely affected the U.S. banking industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing in 2009 and 2010, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect has continued, although to a lessened degree, in 2010. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

  •
  Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our asset management and trust business. Fees charged are based upon asset values and declines in values proportionately reduce fees charged.

  •
  A period of deflation could adversely impact our results of operations by depressing loan demand, reducing the rates of interest we can charge on our loans which may reduce our net interest margin, decreasing the value of collateral for loans which may increase charge-off levels, increasing unemployment, and impairing the ability of our borrowers to repay their loans.

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and the enhanced ability of banks to expand across state lines under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) (see "Substantial competition could adversely affect us").

  •
  We may be required to incur goodwill impairment losses in future periods. See "Critical Accounting Estimates—Annual Goodwill Impairment Analysis" in Item 7 of our 2009 Form 10-K.

  •
  We will likely be subject to increased FDIC deposit premiums relative to historical levels which will increase our costs. The FDIC may also impose one or more special or emergency assessments and has required U.S. banks to prepay quarterly assessments due over the period from 2009 to 2012. In April 2010, the FDIC issued a notice of proposed rulemaking to revise the deposit insurance assessment system for larger institutions, which would include Union Bank. Under a "scorecard" system, banks would have a performance score and a loss-severity score that would be combined into a total score which would be translated into an initial assessment rate. The FDIC would have the ability to adjust components of the scorecard to produce accurate relative risk rankings. The initial base assessment rate would range from 10 to 50 basis points. The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution (less average tangible equity), rather than upon deposits payable in the U.S. as was previously the case. The Dodd-Frank Act also eliminates the ceiling on the size of the FDIC's insurance fund and increases the floor of the size of the fund, which will require a general increase in assessment levels for larger institutions, including Union Bank. It cannot be predicted whether the April 2010 FDIC proposal will be implemented in light of the new requirements of the Dodd-Frank Act. On October 19, 2010, the FDIC proposed a comprehensive, long-range "restoration" plan for the deposit insurance fund to ensure that the ratio of the fund's reserves to insured deposits reaches 1.35% by 2020, as required by the Dodd-Frank Act. Based upon the FDIC's updated projections for the fund, the new restoration plan would forgo the uniform 3 basis point assessment rate increase previously scheduled to go into effect on January 1, 2011, and would keep the current rate schedule in effect. The FDIC's proposal also envisions eventually building the fund's reserve ratio to 2.0%. Base assessment rates would adjust downward over time as the fund reached specified reserve levels. The ultimate effect of these legislative and regulatory developments cannot be predicted with any certainty. Refer to "Supervision and Regulation" in Item 1 of our 2009 Form 10-K for additional information regarding FDIC actions relating to deposit insurance assessments.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new legislation will affect U.S. financial institutions, including Union Bank, in many ways, some of which will likely increase the cost of doing business and present other challenges to the financial services industry. Many of the new law's provisions will be implemented by rules and regulations of the federal banking agencies over the coming months, the scope and impact of which cannot yet be determined. The new law contains many provisions which may have particular relevance to the business of Union Bank. While the effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in increased FDIC deposit insurance premiums, increased capital and liquidity requirements, increased regulatory and compliance costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, increased interest expense on our demand deposits (after July 2011), any or all of which may be material.

        International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In September 2010, the Basel Committee on Banking Supervision ("the Basel Committee") announced that new liquidity risk metrics would become minimum standards in January 2015 (the "Liquidity Coverage Ratio") and January 2018 (the "Net Stable Funding Ratio") after observation periods that would commence in January 2011 and January 2012, respectively. The announcement was preceded by a consultative document issued for comment in December 2009 and an annex in July 2010 that revised some of the definitions in the original consultative document. Many aspects of the standards are uncertain and are subject to interpretation. Also in September 2010, the Basel Committee announced new, higher capital standards that increase minimum capital ratios plus add a capital conservation buffer. The revised standards call for a fully phased-in minimum common equity ratio of 4.5% plus a capital conservation buffer of 2.5%, and also introduce new deductions from allowable equity capital. As with the liquidity risk metrics, many aspects of the standards are uncertain and are subject to interpretation, with further clarification required by U.S. regulators. The new standards are to be fully phased-in by January 2019, with observation periods beginning in January 2011. It is expected that clarifying guidance for U.S. banks will be provided by the U.S. bank regulatory agencies through customary rulemaking procedures. Refer to "Supervision and Regulation" in Item 1 of our 2009 Form 10-K for additional information regarding the Basel Committee capital standards.

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been increasingly adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could continue to adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, the energy industry and the technology industry in particular, are also being impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Conditions and credit markets remain uncertain and are expected to continue producing elevated charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

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

        Governor Schwarzenegger declared a fiscal emergency on January 8, 2010, calling the State legislature into special session to begin taking action on the State's $19.1 billion reported deficit. On October 8, 2010, after 100 days past the state's statutory deadline without a budget, Governor Schwarzenegger signed into law a 2010-2011 budget plan which had been approved by the California Legislature. The budget includes $7.5 billion in spending cuts to services and program eliminations (less than the $12.4 billion in cuts in Governor Schwarzenegger's proposed budget plan). The budget assumes that California will receive $5.3 billion in federal assistance (more than the $3.4 billion in federal assistance assumed in all three of the proposed budget plans); however, there have been no assurances from the federal government that such amount will be furnished to California. If such funds are not awarded, California may be forced to further cut state services or raise taxes or fees. The approved budget also reduces the State's deficit by $1.4 billion by using more optimistic tax revenue forecasts, limits some business tax breaks, and assumes $1.2 billion in revenues from the required sale of certain State-owned office buildings. The financial and economic consequences of this situation cannot be predicted with any certainty at this time.

        If the California state government's budgetary and fiscal difficulties continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

        Risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

        We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Our purchase and assumption and loss share agreements with the FDIC relating to our Frontier Bank and Tamalpais Bank transactions have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated.

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

        The challenging operating environment and current operational initiatives may strain our available resources

        There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our integrated banking platform, adoption of the Basel II capital guidelines, various strategic initiatives, integration of the operations of our recent FDIC-assisted acquisitions, a disruptive economic environment, a challenging regulatory environment, including the possible effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.

        We rely on third parties for important products and services

        Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Among other services provided by these vendors, third-party vendors play a key role in the design and implementation of our integrated banking platform. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, implement our integrated banking platform and otherwise to conduct our business. In addition, any such performance issues with our vendors could result in delays in implementing our initiatives, as well as cost overruns, and, if it should become necessary to discontinue or significantly modify a project, there could be charges arising from the write-off of previous investments that would adversely affect our results of operations. Replacing these third-party vendors could also entail significant delay and expense.

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

        We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Changes in our automated systems also may involve complex technical challenges that could be difficult to overcome, potentially resulting in unexpected expense and ongoing issues with the functionality of our systems. Failures in our internal control or operational systems could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

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

        Changes in our tax rates could affect our future results

        Under an election we have made, we are required to file our California franchise tax returns as a member of a unitary group that includes MUFG's U.S. operations, including its branch activities and its U.S. affiliates. Increases or decreases in the taxable profits of MUFG's U.S. operations could increase or decrease our effective tax rate. We review MUFG's financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG's March 31 fiscal year-end. Our California effective tax rate can change during the calendar year, or between calendar years, as additional information becomes available. If we understate our tax obligations, we could be subject to penalties. Our effective tax rates also could be affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretation and by the outcomes of examinations of our income tax returns by the tax authorities.

        We may take actions to maintain client satisfaction that may result in losses or adversely affect our earnings

        We may find it necessary to take actions or incur expenses in order to maintain client satisfaction even though we are not required to do so by law. The risk that we will need to take such actions and incur the resulting losses or reductions in earnings is greater in periods when financial markets and the broader economy are performing poorly or are particularly volatile. As a result, such actions may adversely affect our business, financial condition, results of operations or prospects, perhaps materially.

        We may be adversely affected by the soundness of other financial institutions

        As a result of trading, clearing or other relationships, we have exposure to many different counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers, dealers and investment banks. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, results of operations, financial condition or prospects.

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

UNIONBANCAL CORPORATION (Registrant)
Date: November 10, 2010	By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2010	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: November 10, 2010	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.