Form 10-K
period 2010-12-31
UNIONBANCAL CORP
filed 2011-03-17
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

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

Registrant's telephone number, including area code: (415) 765-2969

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

        As of January 31, 2011, the number of shares outstanding of the registrant's Common Stock was 136,330,829.

DOCUMENTS INCORPORATED BY REFERENCE

None

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. "Risk Factors," and the other risks described in this report for factors to be considered when reading any forward-looking statements in this filing.

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

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business and our competitive position and prospects and the effect of competition on our business and strategies

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Our assessment of economic conditions and trends, and economic and credit cycles, and their impact on our business

  •
  The economic outlook for the U.S. and global economy and the California economy and our expectations that economic conditions may improve during 2011

  •
  The impact of changes in interest rates and our strategy to manage our interest rate risk profile

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general and for particular regions of the U.S. including, California, Oregon, Texas and Washington

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our intent and ability to implement new capital standards under the Dodd-Frank Act and the Basel Committee capital standards and the effect of the foregoing on our business

  •
  Our intent and ability to fund our operations on an independent basis from our parent company

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies or adverse facts and developments related thereto

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, risk grade and credit migration trends and loss reserves for FDIC covered loans

  •
  Loan portfolio composition and risk grade trends, delinquency rates compared to the industry average, our underwriting standards and our intent to sell or hold loans we originate

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging strategies and activities

  •
  Expected rates of return, maturities, yields, loss exposure, growth rates and projected results

  •
  Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our California State tax obligations and of expected tax credits or benefits, tax treatment of FDIC-assisted acquisitions and "lease-in/lease-outs" (LILOs) and our intent to pursue tax refund claims

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our recent FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we will receive from the FDIC, or must pay to the FDIC, under loss share agreements

  •
  The impact of possible changes in our credit rating

  •
  Maintenance of casualty and liability insurance coverage appropriate for our operations

  •
  Expected contributions to pension and other retirement plans and our recognition of other compensation costs

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Part I, Item 1 "Business" under the captions "Competition", "Monetary Policy and Economic Conditions" and "Supervision and Regulation" Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        As used in this Form 10-K, the term "UnionBanCal" and terms such as "our Company," "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

General

        We are a California-based, financial holding and commercial bank holding company whose major subsidiary, Union Bank, N.A., is a commercial bank. (On December 18, 2008, Union Bank, N.A. changed its name from Union Bank of California, N.A.) Union Bank provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas, as well as nationally and internationally. As of December 31, 2010, Union Bank operated 400 full-service branches in California, Oregon, Washington and Texas, as well as two international offices.

        On April 30, 2010, Union Bank acquired certain assets and assumed certain liabilities of Frontier Bank (Frontier) from the Federal Deposit Insurance Corporation (FDIC) in an FDIC-assisted transaction. Additionally on April 16, 2010, Union Bank acquired certain assets and assumed certain liabilities of Tamalpais Bank (Tamalpais) from the FDIC in an FDIC-assisted transaction. For both acquisitions, we entered into loss share agreements with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on acquired loans (FDIC covered loans) and other real estate owned (OREO) from these acquisitions.

        On November 4, 2008, we became a privately held company. All of our issued and outstanding shares of common stock are now owned by BTMU. Prior to the transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

Banking Lines of Business

        Our operations are divided into two reportable segments. These segments and their financial information are described more fully in "Business Segments" of our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 24 to our Consolidated Financial Statements included in this Form 10-K.

        Retail Banking.    Retail Banking offers our customers a wide spectrum of financial products under one convenient umbrella. Our broad line of checking and savings, investment, loan and fee-based banking products is designed to meet individual and business needs. These products are offered through 346 full-service branches in California and 53 full-service branches in Oregon and Washington. In addition, Retail Banking offers e-banking through our website and check cashing services at our Cash & Save® locations.

        Corporate Banking.    Corporate Banking offers a wide array of financial products to both middle market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance, as well as general corporate and middle market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a broad range of global treasury management solutions, as well as foreign exchange and various interest rate risk and energy risk management products which are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes including numerous vertical industry niches such as U.S. correspondent banks and government entities. Corporate Banking also provides its high net worth clients credit and deposit products, trust and estate services, wealth planning and various investment related products and services through Union Bank subsidiaries, UnionBanc Investment Services, LLC (UBIS), and HighMark Capital Management, Inc. (HighMark). UBIS and HighMark also provide investment products and services to middle market and corporate clients. Corporate Banking, through its Institutional Services Division, also provides custody, corporate trust, and retirement plan services.

Employees

        At January 31, 2011, we had 10,715 full-time equivalent employees.

Competition

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, Washington and Texas, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years.

        Banks, securities firms and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies, including several large finance companies, securities firms and insurance companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Board of Governors of the Federal Reserve System to become financial holding companies under the Bank Holding Company Act of 1956, as amended (the BHCA). We sought this new status from the Federal Reserve Board to provide us maximum flexibility to pursue new business opportunities as the banking and financial services industry undergoes rapid and profound changes.

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

        Current federal law has made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out of state de novo branching by national banks, state banks and foreign banks from other states.

        The primary factors in competing for business include pricing, convenience of office locations and other delivery methods, range of products offered, customer relationships and level of service delivered. We believe that continued emphasis on enhanced services and distribution systems, an expanded customer base, increased productivity and strong credit quality, together with a substantial capital base, will better position us to meet the challenges provided by this competition.

Monetary Policy and Economic Conditions

        Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the U.S. and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in U.S. Government securities, control of the discount rate for borrowings by financial institutions and the federal funds rate and establishment of reserve requirements against both member and non-member financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business, particularly in light of the current challenging economic conditions.

Supervision and Regulation

        Overview.    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the institution, and not for the benefit of the investors in the stock or other securities of the bank holding company. Financial service companies are also frequent targets of civil litigation. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank. This summary description of applicable laws and regulations does not purport to be complete and is qualified in its entirety by reference to such laws and regulations. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business.

        Bank Holding Company Act (the BHCA) and the Gramm-Leach-Bliley (GLB) Act.    We, MUFG and BTMU are subject to regulation under the BHCA, which also subjects us to Federal Reserve Board reporting and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities that the Federal Reserve Board deems to be so closely related to banking as to be a proper incident thereto.

        The GLB Act allows "financial holding companies" to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Federal Reserve Board to become financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and Community Reinvestment Act (CRA) requirements.

        Under the GLB Act, "financial subsidiaries" of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. At this time, Union Bank has no plans to form any "financial subsidiaries."

        Under the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under these requirements, a holding company may be required to contribute additional capital to an undercapitalized subsidiary bank. However, this additional capital may be required at times when a bank holding company may not have the resources to provide such support.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the new law's provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The new law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits. The Dodd-Frank Act also created authority on the part of the FDIC for the liquidation of systemically important nonbank financial companies, including bank holding companies. Liquidation proceedings will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies, which includes the possibility, in circumstances where there is a shortfall after assessments on creditors of the failed company, of assessments on bank holding companies with consolidated assets of $50 billion or more, such as our Company. The Dodd-Frank Act also changed the existing standard for the preemption of state consumer financial laws to allow a court or the Office of the Comptroller of the Currency (OCC) to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change in the preemption standard was designed to allow greater regulation of national banks under state law.

        Comptroller of the Currency.    Union Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the OCC, its primary regulator, and also by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC). As part of this authority, Union Bank is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.

        The OCC has extensive enforcement authority over all national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulations, various remedies are available to the OCC. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance. The OCC, as well as other federal agencies, including the FDIC, have adopted, or are in the process of adopting, regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, information systems, interest rate risk exposure, asset growth and quality, management standards and earnings and compensation and other employee benefits. However, the OCC has broad authority to address activity it deems to constitute an unsafe or unsound practice and is not limited by the specific standards set forth in the regulations.

        Financial Stability Oversight Council.    The Dodd-Frank Act authorized the creation of the Financial Stability Oversight Committee (FSOC) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, end the expectation that some institutions are "too big to fail," and provide a basis for enhanced prudential regulation. The FSOC must determine which bank holding companies and nonbank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve Board. Bank holding companies over $50 billion in consolidated assets are considered to be "large interconnected bank holding companies" and automatically designated as "systemically significant." Union Bank expects to be designated as "systemically significant" and therefore, expects to face heightened prudential standards including capital, leverage, and liquidity, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act authorized the creation of the Consumer Financial Protection Bureau (CFPB). The CFPB will have direct supervision and examination authority over banks with more than $10 billion in assets, including us. Among the CFPB's responsibilities will be implementing and enforcing federal consumer financial laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services.

        Other Regulatory Oversight.    Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank. Dividends payable by Union Bank to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank to its affiliates and on transactions with affiliates, see Notes 19 and 23 to our consolidated financial statements included in this Form 10-K.

        The Federal Deposit Insurance Act, as amended (FDIA), requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. The FDIA establishes five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." It is our policy to maintain capital ratios above the minimum regulatory requirements for "well-capitalized" institutions for both Union Bank and us. Management believes that, at December 31, 2010, Union Bank and UnionBanCal met the requirements for "well-capitalized" institutions.

        Deposits of Union Bank are insured up to statutory limits by the FDIC and, accordingly, are subject to deposit insurance assessments. Amendments to the FDIA in 2005-2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. As a result of this legislation, Union Bank has been subject to annual assessments on deposits since 2007. The initial assessment rate was approximately 5 basis points. Prior to this change, Union Bank was not paying any insurance assessments on deposits under the FDIC's risk-related assessment system. An FDIC credit for prior contributions offset the assessment in 2007 and part of 2008. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points. In addition, on June 30, 2009, the FDIC imposed a special assessment on banks related to the financial crisis. Union Bank's special assessment totaled $34 million and was paid on September 30, 2009.

        In November 2009, in light of the challenge to the federal deposit insurance fund from the severe U.S. recession, the FDIC issued a rule mandating that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and all of 2010, 2011 and 2012. Union Bank's prepayment totaled $353 million and was paid on December 30, 2009. Under this rule, each depository institution was required to record the entire amount of its prepayment as an asset, or a prepaid expense, and is allowed to count the payments as a depreciating asset. The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the prepayment period. However, if the prepaid assessment is not exhausted by June 30, 2013, the remaining amount of the prepayment will be returned to the depository institution. The prepaid assessments are in lieu of additional special assessments at this time;

however, there can be no assurance that the FDIC will not impose additional special assessments or increase annual assessments in the future.

        On February 17, 2011, the FDIC adopted rules to revise the deposit insurance assessment system for larger institutions, including Union Bank. Under a "scorecard" system, banks have a performance score and a loss-severity score that are combined into a total score which is translated into an initial assessment rate. The FDIC has the ability to adjust components of the scorecard to produce accurate relative risk rankings. The initial base assessment rate ranges from 10 to 50 basis points. The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case. The Dodd-Frank Act also eliminates the ceiling on the size of the FDIC's insurance fund and increases the floor of the size of the fund, which will require a general increase in assessment levels for larger institutions, including Union Bank. On October 19, 2010, the FDIC proposed a comprehensive, long-range "restoration" plan for the deposit insurance fund to ensure that the ratio of the fund's reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. Based upon updated projections for the fund, the new restoration plan would forgo the uniform 3 basis point assessment rate increase previously scheduled to go into effect on January 1, 2011, and would keep the current rate schedule in effect. The FDIC's proposal also envisions eventually building the fund's reserve ratio to 2.0 percent. Base assessment rates would adjust downward over time as the fund reached specified reserve levels. The ultimate effect of these legislative and regulatory developments cannot be predicted with any certainty.

        If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, in most cases, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution's affairs. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution.

        The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, non-deposit creditors, in order of priority of payment.

        There are additional requirements and restrictions in the laws of the U.S. and the states of California, Oregon, Texas, and Washington, as well as other states in which Union Bank and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank are also subject to extensive regulation under various federal and state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans. As described above, provisions of the Dodd-Frank Act appear to have been intended to generally increase state consumer protection regulation of national banks.

        Union Bank is also subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application.

Based on the most current examination report dated June 1, 2009, Union Bank's compliance with CRA was rated "outstanding."

        We are also subject to the Equal Credit Opportunity Act of 1974, and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers without regard to sex or marital status. Moreover, the statute makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant's income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage, on a prohibited basis, application for credit.

        Union Bank has offices in Canada and the Cayman Islands. Any international activities of Union Bank are also subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank's business opportunities and competitiveness in these jurisdictions. Furthermore, due to BTMU's controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank and us in the future.

        The activities of Union Bank subsidiaries, HighMark and UBIS, are subject to the rules and regulations of the SEC, as well as those of state securities regulators. UBIS is also subject to the rules and regulations of the Financial Industry Regulatory Authority (FINRA).

        Under Federal Reserve Board rules, Union Bank is affiliated with the HighMark Funds. The HighMark Funds is a registered investment company, subject to the rules and regulations of the SEC.

        Broker/Dealer Regulation.    Union Bank is not registered as a broker or dealer. The GLB Act and applicable regulations require us to conduct non-exempted securities brokerage or dealer activities through our registered broker-dealer, UBIS. These laws and regulations also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank's ability to advertise securities brokerage services.

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

        Sarbanes-Oxley Act.    In November 2008, we became a privately-held company. All of our issued and outstanding shares of common stock are now owned by BTMU. We file periodic reports with the SEC in accordance with the reduced disclosure format permitted for certain wholly-owned subsidiaries of publicly-held companies, and the Sarbanes-Oxley Act applies to us.

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

        Basel Committee Capital Standards.    The Basel Committee on Banking Supervision (Basel Committee) proposed new international capital standards for banking organizations (Basel II) in June 2004, and the new framework is currently being evaluated and implemented by bank supervisory authorities worldwide. Basel II updates the original international bank capital accord (Basel I), which has been in effect since 1988. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations.

        We do not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory. However, MUFG, which owns all of our issued and outstanding shares of common stock through its wholly-owned subsidiary BTMU, is subject to the requirements of Basel II under the rules of the Japan Financial Services Agency (JFSA). In addition, the rules of the JFSA require subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent's consolidated risk-weighted assets to also comply with Basel II. Because we meet this criterion, the JFSA requirement is applicable to us. We currently provide risk-weighted assets calculations to BTMU for incorporation into their Basel II reports, primarily applying the JFSA Standardized Approach to Basel II. In order to facilitate the JFSA requirements, we expect to adopt the advanced approach to the Basel II rules as in effect in the U.S., subject to approval by our U.S. bank regulators. In December 2010, the U.S. Federal banking agencies proposed new rules to establish permanent floors for minimum risk-based capital requirements for banking organizations that adopt Basel II under the advanced approach. The proposed floors would be equal to the current Basel I minimum ratios for tier 1 risk-based capital and total risk-based capital and would be calculated according to the general risk-based capital requirements of the Basel I standard. The implementation of Basel II is not expected to impact our ability to comply with the minimum capital requirements set forth by the U.S. federal banking agencies. BTMU is reimbursing us for expenditures that we are incurring for Basel II projects that we would not have undertaken for our own risk management purposes.

        In addition to the Basel II framework, the Basel Committee is developing further proposed revisions to the capital standards which include narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. In September 2010, the Basel Committee announced that new liquidity risk metrics would become minimum standards in January 2015 (the Liquidity Coverage Ratio) and January 2018 (the Net Stable Funding Ratio) after observation periods that would commence in January 2011 and January 2012, respectively. The observation periods are intended to enable banking supervisors to obtain more robust reporting over these periods. The intent is to assess the impact of the new standards on individual banks, the banking sector and the broader markets. To the extent that the standards produce any unintended consequences, revisions to the Liquidity Coverage Ratio would be made by mid-2013 and by mid-2016 for the Net Stable Funding Ratio. The announcement was preceded by a consultative document issued for comment in December 2009 and an annex in July 2010 that revised some of the definitions in the original consultative document. Many aspects of the standards are uncertain and are subject to interpretation.

        Also in September 2010, the Basel Committee announced new, higher capital standards that increase minimum capital ratios plus add a capital conservation buffer. The revised standards call for a fully phased-in minimum common equity ratio of 4.5 percent plus a capital conservation buffer of 2.5 percent, and also introduce new deductions from allowable equity capital. The Basel Committee also announced that a countercyclical buffer of zero percent to 2.5 percent of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. These rules were finalized with the issuance of the final Basel III rules on December 16, 2010. Finally, on January 13, 2011, the Basel Committee issued minimum requirements to ensure that all classes of capital instruments fully absorb losses at the point of non-viability before taxpayers are exposed to loss. In order for an instrument issued by a bank to be included in additional (i.e., non-common) Tier 1 or Tier 2 capital, it must meet or exceed minimum requirements. As with the liquidity risk metrics, many aspects of the standards are uncertain and are subject to interpretation, with further clarification required by U.S. regulators. The new standards are to be fully phased-in by January 2019, with observation periods beginning in January 2011. It is expected that clarifying guidance for U.S. banks will be provided by the U.S. bank regulatory agencies through customary rulemaking procedures.

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

        Privacy.    The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks' policies and procedures. Union Bank implemented a privacy policy, effective since the GLB Act became law, which provides that all of its existing and new customers will be notified of Union Bank's privacy policies. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. This may result in certain cross-marketing efforts being less effective than they have been in the past. State laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries.

        Overdraft and Interchange Fees.    In November 2009, the Federal Reserve Board adopted amendments under its Regulation E that impose new restrictions on banks' abilities to charge overdraft services and fees. The final rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E has resulted in decreased revenues and increased compliance costs for the banking industry and Union Bank. The Dodd-Frank Act, through a provision known as the Durbin Amendment, requires the Federal Reserve Board to establish standards for interchange fees that are "reasonable and proportional" to the cost of processing the debit card transaction and imposes other requirements on card networks. On December 16, 2010, the Federal Reserve Board proposed an interchange fee cap of twelve cents per transaction. If such a fee cap is implemented, we expect it will result in decreased revenues and increased compliance costs for the banking industry and Union Bank.

  Economic and Financial Crisis and the U.S. Government's Response

        Congress, the U.S. Treasury and the federal banking regulators have taken broad action since September 2008 to address volatility in the U.S. financial system and the U.S. recession. The most sweeping of these actions, the Dodd-Frank Act, is discussed above. In October 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was enacted. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor, such increase subsequently made permanent by the Dodd-Frank Act. Pursuant to its Temporary Liquidity Guarantee Program, the FDIC has guaranteed newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. Union Bank elected to participate and, during the first quarter of 2009, issued $1 billion principal amount of FDIC-guaranteed senior notes under this program.

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

  Possible Future Legislation and Regulatory Initiatives

        The recent economic and political environment has led to a number of proposed legislative, governmental and regulatory initiatives, described above, that may significantly impact our industry. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.

Financial Information

        See our Consolidated Financial Statements starting on page 86 of this Form 10-K for financial information about UnionBanCal Corporation and its subsidiaries.

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

        Over the past three years, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and have presented challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments include a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

        In response, various significant economic and monetary stimulus measures have been enacted and considered by the U.S. Congress. Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for discussion of certain of these measures.

        It cannot be predicted whether U.S. Governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. Government to combat the mixed economic conditions will continue. If, notwithstanding the government's fiscal and monetary measures, the U.S. economy were to deteriorate, this would continue to present significant challenges for the U.S. banking and financial services industry and for our Company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as the U.S. Treasury's Capital Purchase Program and may not qualify for participation in future federal programs.

        Recently, certain sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally. Further, European regulators announced in 2010 findings from capital stress tests on many European banks. The confidence in the transparency and robustness in these stress tests remains unclear. These combined factors, if continuing to worsen, could further increase the uncertainty in global markets.

  Difficult market conditions have adversely affected the U.S. banking industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing in 2009 and 2010, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lessened degree, in 2010. Although the economic conditions in our markets and in the U.S. generally may be showing signs of improvement, there can be no assurance that these conditions will continue to improve. These conditions may again decline in the near future. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  Our ability to assess the creditworthiness of our customers and counterparties may be impaired if the applications and approaches we use to select, manage, and underwrite our customers and counterparties become less predictive of future behaviors.

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

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act (see "Substantial competition could adversely affect us").

  •
  We may incur goodwill impairment losses in future periods. See "Critical Accounting Estimates—Annual Goodwill Impairment Analysis" in Item 7 of this Form 10-K.

  •
  We have been subject to increased FDIC deposit premiums relative to pre-2008 levels and may in future years be subject to further premium increases which could increase our costs. Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for additional information regarding FDIC actions relating to deposit insurance assessments.

  The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our expenses and diverts management attention from our business operations.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size, we will likely be designated as "systemically significant" to the financial health of the U.S. economy and, as a result, may be subject to additional regulations. Many of the new law's provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The new law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

        On February 11, 2011, the U.S. Treasury released a White Paper addressing possible solutions to the current problems with Government Sponsored Entities Fannie Mae and Freddie Mac (GSEs). The Treasury White Paper presents three possible long-term options to wind down the GSEs, reform the mortgage market and better target government support of affordable housing. While the specific nature of the reform and its impact on the financial services industry in general, and on Union Bank in particular, is unclear at this time, such reform, if enacted, is likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reform could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectibility of these mortgage loans and may increase our allowance for loan losses.

        International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. Current U.S. regulatory leverage ratio requirements are more stringent than those proposed by Basel III, which will be further assessed prior to finalization. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to "Supervision and Regulation-Basel Committee Capital Standards" in Item 1 of this Form 10-K for additional information regarding the Basel Committee capital standards.

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

        Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under a long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

        Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

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

        We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowances because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers' ability to repay their loans, resulting in our increasing the allowance. Continued volatility in fuel and energy costs could also adversely impact some borrowers' ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in the credit allowance would result in a charge to earnings.

  Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers and decrease our revenue from other customers

        Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crisis, in 2009, legislation was proposed to allow mortgage loan "cram-downs," which would empower courts to modify the terms of mortgage and home equity loans including to reduce the principal amounts to reflect lower underlying property values. Although this legislation has not moved forward at this time, legislation of this type could result in our writing down the value of our residential mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

        Recent changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and fees and can be expected to result in decreased revenues and increased compliance costs for the industry and Union Bank. See "Supervision and Regulation—Overdraft and Interchange Fees" in Item 1 of this Form 10-K for additional information.

  The need to account for assets at market prices may adversely affect our results of operations

        We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize other-than-temporary impairments with respect to securities in our portfolio.

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

  Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

        Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. This impact could result in a decrease in our interest income relative to interest expense. Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages. If a rising rate environment were to ensue, it could present new challenges for the industry and Union Bank.

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

        In addition, we have benefited from a "flight to quality" by consumers and businesses seeking the relative safety of bank deposits over the past few years. As interest rates rise from historically low levels during the current period, our newly acquired deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as a recovery in the economy ensues, some existing or prospective deposit customers of banks generally, including Union Bank, may be inclined to pursue other investment alternatives.

        Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. During 2010, our interest bearing deposits decreased $10.3 billion, or 19 percent, as a result of a planned deposit decline resulting from targeted rate reductions. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview" in this report on Form 10-K. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

  The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits, including business demand deposits, to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on business demand deposits to attract additional customers or maintain current customers.

  Substantial competition could adversely affect us

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, Washington, and Texas as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act, which, among other things, permits out of state de novo branching by national banks, state banks and foreign banks from other states.

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

  The continuing war on terrorism, overseas military conflicts and unrest in other countries could adversely affect U.S. and global economic conditions

        Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, may result in a disruption of U.S. and global economic and financial conditions and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets.

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

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been increasingly adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could continue to adversely affect property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, the energy industry and the technology industry in particular, are also being impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries. Conditions and credit markets remain uncertain and could produce elevated levels of charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

  Adverse California economic conditions could adversely affect our business

        The government of the State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. Economic conditions in California are subject to various challenges at this time, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. California continues to have a high unemployment rate, with reported figures of 12.4 percent in December 2010. Also, California markets have experienced among the worst property value declines in the U.S.

        For the past several years, the State government of California has experienced budget shortfalls or deficits which have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. This challenging situation continues at the present time. In addition, municipalities and other governmental units within California have been experiencing budgetary difficulties. Concerns also have arisen regarding the outlook for the State of California's governmental obligations, as well as those of California municipalities and other governmental units.

        A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

  Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ

        Since November 2008, BTMU, a wholly-owned subsidiary of MUFG, has owned all of the outstanding shares of our common stock. As a result, BTMU can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to BTMU or MUFG.

        A majority of our directors are independent of BTMU and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including BTMU. However, because of BTMU's control over the election of our directors, it could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.

  The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations

        Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG's credit ratings or financial condition or prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. In February 2011, Moody's Japan K.K. changed the outlook for the Government of Japan's bond ratings to negative from stable and consequently changed the outlook to negative from stable for the long-term debt credit ratings of Japan's three largest banks, including BTMU, noting that a downgrade in the government rating would result in a downgrade in the banks' ratings, absent a material improvement in their standalone credit quality. At this time, we cannot predict the actions, if any, which other rating agencies may take on this subject, nor the ultimate effect of these developments on our credit rating. On March 11, 2011, a large earthquake and tsunami occurred in Japan causing widespread destruction. The ultimate impact of this natural disaster on the economy of Japan and its government debt credit ratings and the credit ratings of Japan's three largest banks, including BTMU, cannot be predicted at this time.

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

  Potential conflicts of interest with The Bank of Tokyo-Mitsubishi UFJ could adversely affect us

        The views of BTMU and MUFG regarding possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may prevent, delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight.

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

        Our purchase and assumption and loss share agreements with the FDIC relating to our Frontier Bank and Tamalpais Bank transactions have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned (OREO) covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated.

        Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.

        In addition, we continue to evaluate the performance of all of our businesses and may sell or restructure a business. Any divestitures or restructurings may result in significant expenses and write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees.

        We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition, divestiture or restructuring we might make.

  Privacy restrictions could adversely affect our business

        Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition. See "Supervision and Regulation" in Item 1 of this Form 10-K.

  We rely on third parties for important products and services

        Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Among other services provided by these vendors, third-party vendors play a key role in the implementation of our integrated banking platform. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, implement our integrated banking platform and otherwise to conduct our business. Replacing these third-party vendors is not always possible or within our control and could also entail significant delay and expense.

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

        In February 2011, the FDIC issued proposed rules under the Dodd-Frank Act which are intended to prevent compensation arrangements that would encourage inappropriate risk taking, are deemed to be excessive, or that may lead to material losses. In certain circumstances, a portion of incentive-based compensation awarded to executive officers of large financial institutions, including Union Bank, would be deferred to future periods. The FDIC has also proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, these proposed rules, upon their adoption, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

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

  Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities

        We are from time to time subject to claims and proceedings related to our present or previous operations. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

  Changes in our tax rates could affect our future results

        Under a tax election we have made, we are required to file our California franchise tax returns as a member of a unitary group that includes MUFG's U.S. operations, including its branch activities and its U.S. affiliates. Increases or decreases in the taxable profits of MUFG's U.S. operations could increase or decrease our effective tax rate. We review MUFG's financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG's March 31 fiscal year-end. Our California effective tax rate can change during the calendar year, or between calendar years, as additional information becomes available. If we understate our tax obligations, we could be subject to penalties. Our effective tax rates also could be affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretation and by the outcomes of examinations of our income tax returns by the tax authorities.

  Our credit ratings are important in order to maintain liquidity.

        Major credit rating agencies regularly evaluate the securities of UnionBanCal Corporation and the securities and deposits of Union Bank, and their ratings of our long-term debt and other securities and also of our short-term obligations are based on a number of factors, including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings. In addition, Moody's Investors Service and Fitch, Inc. have announced that the ratings of a number of large U.S. banks, not including Union Bank, may be negatively affected because the passage of the Dodd-Frank Act makes it less likely that the government would step in to rescue a troubled bank. It is unclear whether other rating agencies will respond in a similar way or whether perceived reduction in systemic support could lead or contribute to negative downward pressure on our credit ratings.

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

        Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings.

  We are subject to operational risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments." Operational risk includes execution risk related to operational initiatives, including implementation of our integrated banking platform, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

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

        We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, such as computer hacking or viruses, electrical, internet or telecommunications outages or unexpected difficulties with the implementation of our integrated banking platform, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

  Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep and attract and/or retain lending and deposit customers and employees and can expose us to litigation and regulatory action and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important for some commercial deposit customers and also to our access to the capital markets and unsecured wholesale or other borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

  Our framework for managing risks may not be effective in mitigating risk and loss to our company

        Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk and private equity risk, among others. Our framework to manage risk, including the framework's underlying assumptions, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected.

  Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

        Since November 2008, all of our issued and outstanding shares of common stock have been owned by MUFG through its wholly-owned subsidiary BTMU. As such, we would have been no longer required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 (the Exchange Act); however, we have elected to voluntarily register our common stock under the Exchange Act and for so long as we maintain that registration in effect we will be required to continue to file such periodic reports with the SEC in accordance with a reduced disclosure format permitted for certain wholly-owned subsidiaries.

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

        These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

  Our financial results depend on management's selection of accounting methods and certain assumptions and estimates

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

        Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, acquired loans, FDIC indemnification asset, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, annual goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for loan losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        At December 31, 2010, we operated 346 full-service branches in California, 53 full-service branches in Oregon and Washington, one branch in Texas and two international offices. We own the property occupied by 144 of the domestic offices and lease the remaining properties for periods of five to 16 years.

        We own two administrative facilities in San Francisco, two in Los Angeles, and three in San Diego. Other administrative offices in Arizona, California, Illinois, Massachusetts, New York, Oregon, Texas, Virginia, and Washington operate under leases expiring in one to sixteen years.

        Rental expense for branches and administrative premises is described in Note 6 to our Consolidated Financial Statements included in this Form 10-K.

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

        Plaintiffs' complaint asserts common-law causes of action for breach of contract and breach of duty of an implied duty of good faith, unconscionability, conversion, unjust enrichment and statutory violation of the

California Business & Professions Code section 17200 et seq. Plaintiffs seek unspecified damages, return or refund of all improper overdraft fees, disgorgement of profits derived from the Bank's alleged conduct, injunctive relief, and attorneys' fees and costs. Plaintiffs seek to represent a putative class of other Union Bank customers who were charged overdraft charges as a result of "re-sequencing" within the applicable statute of limitations period. Union Bank intends to vigorously defend the case. Trial is currently scheduled for March 2012.

        We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our consolidated financial condition, operating results or liquidity.

ITEM 4.   (REMOVED AND RESERVED)

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On November 4, 2008, we became a wholly-owned subsidiary of BTMU and our common stock was delisted from the New York Stock Exchange. All of our issued and outstanding shares of common stock are now held by BTMU, and there is presently no established public trading market for our common stock.

ITEM 6.   SELECTED FINANCIAL DATA

        See page 35 of this Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See pages 37 through 85 of this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See pages 69 through 73 of this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages 86 through 177 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.   CONTROLS AND PROCEDURES

        Disclosure Controls.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2010. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Controls Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 176. The Report of Independent Registered Public Accounting Firm is presented on page 173. During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        The following is a description of the fees billed to UnionBanCal by Deloitte & Touche LLP for 2010 and 2009. All fees were approved by our Audit & Finance Committee.

(Dollars in thousands)	2010	2009
Audit Fees(1)	$4,468	$3,431
Audit-Related Fees(2)	1,801	666
Tax Fees(3)	244	241
All Other Fees(4)	177	—

Total	$6,690	$4,338

(1)
Audit fees relate to services rendered in connection with the annual audit of UnionBanCal's consolidated financial statements, quarterly reviews of financial statements included in UnionBanCal's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of UnionBanCal's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2010, additional costs for bank acquisitions and the implementation of new accounting pronouncements were incurred. For 2009, additional costs for the privatization transaction and goodwill impairment analysis were incurred.

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of UnionBanCal's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors reports and audits of employee benefit plans. For 2010, additional costs relating to Basel II and International Financial Reporting Standards were incurred. Fees associated with Basel II, which totaled $915 thousand, are reimbursable by BTMU.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2010 and 2009 were $51 thousand and $124 thousand, respectively. For 2010 and 2009, fees related to tax advice and planning were $193 thousand and $117 thousand, respectively. For 2010, this included tax advisory services on tax audits in Canada, while for 2009, this included tax consulting on the privatization transaction.

(4)
All other fees include all other fees for products and services provided by Deloitte & Touche LLP, not included in one of the other categories. For 2010, fees for Basel II education were incurred. Fees associated with Basel II, which totaled $175 thousand, are reimbursable by BTMU.

        The Audit & Finance Committee also considered whether the provision of the services other than audit services is compatible with maintaining Deloitte & Touche LLP's independence. All of the services described above were approved by the Audit & Finance Committee in accordance with the following policy.

Pre-approval of Services by Deloitte & Touche LLP

        The Audit & Finance Committee has adopted a policy for pre-approval of audit and permitted non-audit services by Deloitte & Touche LLP. The Audit & Finance Committee will consider annually and, if appropriate, approve, the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services. The Policy provides that:

  •
  the pre-approval request must be detailed as to the particular services to be provided;

  •
  the pre-approval may not result in a delegation of the Audit & Finance Committee's responsibilities to the management of UnionBanCal; and

  •
  the pre-approved services must be commenced within six months of the Audit & Finance Committee's pre-approval decision.

        The Audit & Finance Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

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

 PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        Our Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management's Report on Internal Control Over Financial Reporting are set forth on pages 86 through 176 of this Form 10-K. (See table of contents on page 33).

(a)(2) Financial Statement Schedules

        All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3) Exhibits

No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(2)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(4)
24.1	Power of Attorney(4)
24.2	Resolution of Board of Directors(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

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

(3)
Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003 (SEC File No. 001-15081).

(4)
Provided herewith.

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries

Selected Financial Data

	December 31,
(Dollars in millions)	2010(1)	2009(1)	2008(1)	2007	2006
Results of operations:
Net interest income	$2,424	$2,249	$2,051	$1,724	$1,838
(Reversal of) provision for loan losses	182	1,114	515	81	(5)
Noninterest income	923	727	773	799	759
Noninterest expense	2,372	2,088	1,897	1,575	1,557

Income (loss) from continuing operations before income taxes and including controlling interests	793	(226)	412	867	1,045
Income tax expense (benefit)	239	(161)	128	294	275

Income (loss) from continuing operations including noncontrolling interests	554	(65)	284	573	770
Income (loss) from discontinued operations, net of taxes	—	—	(15)	35	(17)
Deduct: Net loss from noncontrolling interests	19	—	—	—	—

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$573	$(65)	$269	$608	$753

Balance sheet (end of period):
Total assets	$79,097	$85,598	$70,121	$55,728	$52,620
Total securities	22,114	23,787	8,195	8,455	8,756
Total loans held for investment	48,094	47,220	49,564	41,135	36,612
Nonperforming assets	1,142	1,350	437	57	42
Total deposits	59,954	68,518	46,050	42,680	41,851
Long-term debt	5,598	4,226	4,302	1,928	1,334
UNBC stockholder's equity	10,125	9,580	7,484	4,738	4,571
Balance sheet (period average):
Total assets	$83,176	$73,766	$60,908	$53,468	$49,847
Total securities	22,664	12,026	8,284	8,597	8,476
Total loans held for investment	47,687	48,990	46,112	39,424	35,704
Earning assets	75,028	66,531	54,852	48,728	44,842
Total deposits	65,604	56,595	43,134	42,186	40,000
UNBC stockholder's equity	9,780	7,855	5,171	4,603	4,574
Financial ratios:
Return on average assets:
From continuing operations	0.69%	(0.09)%	0.47%	1.07%	1.54%
Net income	0.69	(0.09)	0.44	1.14	1.51
Return on average UNBC stockholder's equity:
From continuing operations	5.86	(0.83)	5.49	12.46	16.82
Net income	5.86	(0.83)	5.20	13.21	16.46
Core efficiency ratio, excluding impact of privatization(5)	63.57	61.44	59.74	60.68	59.80
Net interest margin(2)	3.24	3.40	3.76	3.56	4.11
Tier 1 risk-based capital ratio	12.44	11.82	8.78	8.30	8.68
Total risk-based capital ratio	15.01	14.54	11.63	11.21	11.71
Leverage ratio	10.34	9.45	8.42	8.27	8.44
Tier 1 common capital ratio(4)	12.42	11.80	8.76	8.28	8.66
Tangible common equity ratio(3)	9.67	8.29	6.96	7.73	7.84
Allowance for loan losses to:
Total loans held for investment	2.48	2.87	1.49	0.98	0.90
Nonaccrual loans	123.40	103.03	177.79	722.64	792.32
Allowance for credit losses to:
Total loans held for investment	2.81	3.25	1.74	1.20	1.12
Nonaccrual loans	140.23	116.42	208.01	884.80	987.06
Net loans charged off (recovered) to average total loans held for investment	0.77	1.02	0.37	0.03	0.04
Nonperforming assets to total loans held for investment and OREO	2.37	2.86	0.88	0.14	0.12
Nonperforming assets to total assets	1.44	1.58	0.62	0.10	0.08
Nonaccrual loans to total loans held for investment	2.01	2.79	0.84	0.14	0.11

	December 31,
(Dollars in millions)	2010(1)	2009(1)	2008(1)	2007	2006
Excluding FDIC covered assets(6):
Allowance for loan losses to total loans held for investment	2.50%	2.87%	1.49%	0.98%	0.90%
Allowance for loan losses to nonaccrual loans	137.32	103.03	177.79	722.64	792.32
Allowance for credit losses to total loans held for investment	2.85	3.25	1.74	1.20	1.12
Allowance for credit losses to nonaccrual loans	156.44	116.42	208.01	884.80	987.06
Net loans charged off (recovered) to average total loans held for investment	0.79	1.02	0.37	0.03	0.04
Nonperforming assets to total loans held for investment and OREO	1.91	2.86	0.88	0.14	0.12
Nonperforming assets to total assets	1.15	1.58	0.62	0.10	0.08
Nonaccrual loans to total loans held for investment	1.82	2.79	0.84	0.14	0.11

(1)
On November 4, 2008, Mitsubishi UFJ Financial Group, Inc. (MUFG), through its wholly owned subsidiary, The Bank of Tokyo—Mitsubishi UFJ, Ltd. (BTMU), completed its acquisition of all of the remaining outstanding shares of UnionBanCal Corporation (the Company) common stock (the privatization transaction). The Company estimated the fair value of its tangible assets and liabilities as of October 1, 2008 and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. In addition, the Company recorded goodwill and other intangible assets. The Company's financial condition starting as of December 31, 2008 and forward reflect the impact of these fair value adjustments and other amounts recorded. The Company's results of operations starting in the fourth quarter of 2008 include accretion and amortization related to the fair value adjustments.

(2)
Net interest margin is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(3)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible equity divided by tangible assets. The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UnionBanCal's capital structure to other financial institutions. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Capital" in this Form 10-K for further information.

(4)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UnionBanCal's capital structure to other financial institutions. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Capital" in this Form 10-K for further information.

(5)
The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, the (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, asset impairment charges and merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Noninterest Expense" in this Form 10-K for further information.

(6)
These ratios exclude the impact of the FDIC covered loans, the related allowance for loan losses and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank. Management believes the exclusion of FDIC covered loans and FDIC covered OREO in certain asset quality ratios that include nonperforming loans, nonperforming assets, average total loans held for investment and the allowance for loan losses in the numerator or denominator provides a better perspective into underlying asset quality trends and comparability to the periods presented that were not impacted by the April 2010 acquisitions.

UnionBanCal Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include expectations for our operations and business, and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our expectations. Please also refer to Part I, Item 1A "Risk Factors" for a discussion of some factors that may cause results to differ.

        You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2010, 2009 and 2008 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-K, the term "UnionBanCal" and terms such as "our Company", "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas, as well as nationally and internationally. We had consolidated assets of $79.1 billion at December 31, 2010.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the privatization transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our 2010 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Frontier Bank and Tamalpais Bank Acquisitions

        On April 30, 2010, Union Bank acquired certain assets and assumed certain liabilities of Frontier Bank (Frontier) from the Federal Deposit Insurance Corporation (FDIC) in an FDIC-assisted transaction. Additionally, on April 16, 2010, Union Bank acquired certain assets and assumed certain liabilities of Tamalpais Bank (Tamalpais) from the FDIC in an FDIC-assisted transaction. For both acquisitions, we entered into loss share agreements with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on acquired loans (FDIC covered loans) and other real estate owned (OREO). We refer to the acquired assets subject to the loss share agreements collectively as "FDIC covered assets."

        The acquisitions have been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their estimated, provisional fair values at their respective acquisition dates. See Note 2 to our Consolidated Financial Statements in this Form 10-K for additional information regarding these acquisitions.

Performance Highlights

        In 2010, the U.S. economy showed signs of improvement following two consecutive years of a recession and unprecedented volatility in the financial markets.

        Our sources of revenue are net interest income (predominantly from loans and deposits, as well as from investment securities and other funding sources) and noninterest income. In 2010, total revenue was comprised of 73 percent net interest income and 27 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that impact our revenue sources.

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

        Our net interest income increased $175 million, or 8 percent, to $2.4 billion in 2010 from 2009. Our net interest margin decreased 16 basis points from 2009 to 3.24 percent in 2010. This decrease was primarily driven by an increase in lower yielding investment securities stemming from growth in our interest bearing deposits, which far outpaced our loan demand. Partially offsetting this decrease was lower rates paid on interest bearing liabilities driven by targeted rate reductions in interest bearing deposits. This resulted in a decrease in the annualized average all-in-cost of funds from 0.84 percent in 2009 to 0.56 percent in 2010. During the second half of 2010, the balance sheet was repositioned to counteract the effects of a soft loan market by redeploying interest bearing deposits in banks into securities and to remix the securities portfolio to generate an improvement in the average yield.

        In 2010, our noninterest income increased 27 percent from 2009 to $923 million primarily due to higher securities gains and trading account revenue and accretion of income for the acquisition-related indemnification asset, partially offset by reductions in service charges on deposit accounts. Our noninterest expense increased $0.3 billion, or 14 percent, to $2.4 billion from 2009 to 2010 primarily due to higher base salaries and incentive compensation accruals, certain reserves for contingencies, an asset impairment charge, and acquisition-related expenses. These increases were partially offset by lower provision for losses on off-balance sheet commitments and lower privatization-related intangible asset amortization.

        Our effective tax rate was 30 percent in 2010, compared to 71 percent in 2009. Our effective tax rate in 2009 reflected a net income tax benefit, as we had a loss before taxes. The change in the effective tax rate was primarily due to pre-tax loss in the prior year compared to pre-tax income in the current year, as well as the impact of tax credits, state income taxes and an adjustment to our unrecognized tax benefits.

Balance Sheet Highlights

        Our total assets decreased $6.5 billion, or 8 percent, to $79.1 billion at December 31, 2010 from December 31, 2009, primarily as a result of our efforts to enhance the composition of our assets and liabilities. Securities available for sale declined $1.8 billion, or 8 percent, to $20.8 billion at December 31, 2010 and lower yielding interest bearing deposits in banks declined $6.4 billion, or 97 percent, to $0.2 billion at December 31, 2010 from the corresponding balances at December 31, 2009. Our total liabilities decreased $7.3 billion, or 10 percent, to $68.7 billion at December 31, 2010 from the prior year primarily due to a $10.3 billion, or 19 percent, decrease in interest bearing deposits. This planned deposit decline resulted from targeted rate reductions, and was partially offset by a $1.4 billion, or 32 percent, increase in long-term debt consisting of FHLB advances and the issuance of $0.4 billion of senior bank note in the fourth quarter of 2010. Our stockholder's equity of $10.1 billion at December 31, 2010 grew $0.5 billion, or 6 percent, from December 31, 2009. Total loans increased $0.9 billion, or 2 percent, to $48.1 billion at December 31, 2010, from December 31, 2009, primarily resulting from the Frontier and Tamalpais acquisitions. Total loans, excluding FDIC covered loans, declined $0.6 billion, or 1 percent, as compared to December 31, 2009. This decrease was primarily in the construction and commercial mortgage classes, due to tighter underwriting standards, proactive portfolio management, and lower loan demand.

        Although period average total assets and total deposits increased in 2010 from prior year, period end total assets and total deposits decreased in 2010 from prior year, primarily due to our efforts to enhance our balance sheet composition, which occurred in the latter part of 2010.

Credit Quality

        In 2010, the total provision for credit losses was $168 million compared to $1,165 million in 2009. The decrease in 2010 from the prior year was primarily due to improved credit quality of the loan portfolio, as well as a change in the portfolio mix and a lower projected loss component of our nonaccrual loans in 2010 compared to 2009. See further discussion below under "Allowance for credit losses."

        Our nonperforming assets totaled $1.1 billion and $1.4 billion at December 31, 2010 and December 31, 2009, respectively. Our nonperforming assets, excluding FDIC covered assets, totaled $0.9 billion and $1.4 billion at December 31, 2010 and December 31, 2009, respectively. The decrease in nonperforming assets, excluding FDIC covered assets, from December 31, 2009 resulted from lower levels of nonaccrual loans primarily in our commercial, financial, and industrial portfolio and our construction portfolio as a result of increased sales and charge-offs of problem loans in 2010. Total net loan charge-offs were $366 million and $499 million in 2010 and 2009, respectively. During 2010 and 2009, we sold nonperforming loans of $419 million and $128 million, respectively.

Critical Accounting Estimates

  General

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP) and the general practices of the banking industry, which include management estimates and judgements. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use a discount factor and other assumptions to determine the fair value of assets and liabilities. A change in the discount factor or another important assumption could significantly increase or decrease the values of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the fair values of our acquired loans, FDIC indemnification asset, and certain derivatives and securities, assumptions used in measuring our pension obligations, and assumptions regarding our effective income tax rates.

        For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

        All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K. The following describes our most critical accounting policies and our basis for estimating our allowance for credit losses, acquired loans, FDIC indemnification asset, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, annual goodwill impairment analysis and income taxes.

  Allowance for credit losses

        The allowance for credit losses, which consist of the allowances for loan and off-balance sheet commitments, are estimates of the losses that may be sustained in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. The allowances are based on two methods of accounting. The first requires that losses be accrued for groups of loans when they are probable of occurring and estimable; the second requires that losses be accrued for individually impaired loans based on the difference between the value of collateral, present value of estimated future cash flows or price that is observable in the secondary market and the loan balance.

        Our allowance for credit losses have four components: the formula allowance, the specific allowance for impaired loans, the unallocated allowance, and the allowance for off-balance sheet commitments (included in other liabilities). Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a method based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include data that, in management's judgment, makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for current conditions that would more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Discounted cash flows, fair market value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance is intended to capture losses that are attributable to various economic events, as well as to industry or geographic sectors, whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of likely utilization based upon historical data. For further information regarding our allowance for loan losses, see "Allowance for credit losses" and Note 4 to our Consolidated Financial Statements in this Form 10-K.

  Acquired Loans

        Acquired loans are recorded at estimated provisional fair values at acquisition date in accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) 805 "Business Combinations," factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

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

        At the time of the acquisition, all acquired loans were recorded at estimated provisional fair values, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management's expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

        We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates and loss severities.

        The accounting guidance for purchased credit-impaired loans provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) should be accreted into interest income at a level rate of return over the term of the loan, provided that the timing and amount of future cash flows is reasonably estimable. The initial estimate of cash flows expected to be collected must be updated each subsequent reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. The impacts of changes in variable interest rates are recognized prospectively as adjustments to interest income. As described above, the process of estimating cash flows expected to be collected has a significant impact on the initial recorded amount of the purchased credit-impaired loans and on subsequent recognition of impairment losses and interest income. Estimating these cash flows requires a significant level of management judgment as certain of the underlying assumptions are highly subjective. For further information regarding our acquired loans, see Note 2 to our Consolidated Financial Statements in this Form 10-K.

  FDIC Indemnification Asset

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we entered into loss share agreements with the FDIC. The purchase and assumption and loss share agreements have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. At the date of the acquisition, we recorded provisional fair value amounts receivable under the loss share agreements as an indemnification asset. Subsequent to the acquisition, the indemnification asset is tied to the losses in the FDIC covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related FDIC covered loans and is the present value of the cash flows that we expect to collect from the FDIC under the loss share agreements. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset. For further information regarding our FDIC indemnification asset, see Note 2 to our Consolidated Financial Statements in this Form 10-K.

  Valuation of Financial Instruments

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

        Based on the observability of the inputs used in the valuation, we classify our financial assets and liabilities measured and disclosed at fair value within a three-level hierarchy (i.e., Level 1, Level 2 and Level 3). This hierarchy ranks the quality and reliability of the information used to determine fair values with Level 1 deemed most reliable and Level 3 having at least one significant unobservable input. The degree of management judgment required in measuring fair value increases with the higher level of measurement within the three-level hierarchy.

        The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

	December 31, 2010		December 31, 2009
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$7,068	32%	$12,696	55%
Level 2	14,846	69	10,746	46
Level 3	8	—	7	—
Netting Adjustment(1)	(113)	(1)	(136)	(1)

Total	$21,809	100%	$23,313	100%

As a percentage of total Company assets		28%		27%

Liabilities:
Level 1	$2	—%	$10	2%
Level 2	882	109	643	119
Level 3	50	6	—	—
Netting Adjustment(1)	(124)	(15)	(112)	(21)

Total	$810	100%	$541	100%

As a percentage of total Company liabilities		1%		1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

        For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 17 to our Consolidated Financial Statements included in this Form 10-K.

  Other-than-Temporary Impairment

        Debt securities available for sale and debt securities held to maturity are subject to impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or if we do not expect to recover the entire amortized cost basis of the security. If we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment writedown is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if we do not expect to sell a debt security we must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts related to factors other than credit losses are recorded in other comprehensive income.

        Quarterly, we evaluate our private capital investments for impairment by reviewing the investee's business model, current and projected financial performance, liquidity and overall economic and market conditions. For further information regarding our other-than-temporarily impairment, see Note 3 to our Consolidated Financial Statements in this Form 10-K.

  Hedge Accounting

        In order to manage the risk of adverse changes in the fair value or cash flows of certain financial instruments (e.g., loans, debt and securities) associated with changes in interest rates, foreign currency exchange rates, or other factors, derivative instruments may be acquired to mitigate such adverse changes that might occur in the future. Most of the derivative instruments acquired for this purpose qualify for hedge accounting treatment under US GAAP.

        The determination of whether a hedging relationship qualifies for hedge accounting requires an analysis of whether the hedge is expected to be highly effective at inception and on an ongoing basis. For example, at the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. When a hedge is designated for a group of similar financial instruments, judgments must be made as to whether the individual items in that group share similar risks and characteristics to be hedged collectively. Hedge accounting is discontinued prospectively if the hedge relationship ends, or it is no longer highly probable that the forecasted transaction will occur. For further information regarding our hedge accounting, see Note 18 to our Consolidated Financial Statements in this Form 10-K.

  Pension Obligations

        Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 10 to our Consolidated Financial Statements included in this Form 10-K. Plan assets consist primarily of marketable equity and debt instruments. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

        Our net actuarial losses (pretax) increased $68 million in 2010 from 2009. At December 31, 2010, the net actuarial loss totaled $595 million, which included $77 million representing the excess of the fair value of plan assets over the market-related value of plan assets, which is recognized separately through the asset smoothing method over four years. The remaining $518 million of the net actuarial loss is separated between non-amortizing of $187 million and $331 million subject to amortization over 8.7 years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2011 net periodic pension cost will be $38 million of amortization related to net actuarial losses. We estimate that our total 2011 net periodic pension cost will be approximately $46 million, assuming no contributions in 2011. The primary reasons for the increase in net periodic pension cost for 2011 compared to $9 million in 2010 is the amortization of unrecognized losses and a decrease in the discount rate from 6.25 percent to 5.75 percent, offset by a higher asset base resulting in higher expected return on assets. The 2011 estimate for net periodic pension cost was actuarially determined using a discount rate of 5.75 percent, an expected return on plan assets of 8.00 percent and an expected compensation increase assumption of 4.70 percent.

        A 50 basis point increase in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2011 periodic pension cost by ($17) million, ($9) million, and $4 million, respectively. A 50 basis point decrease in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2011 periodic pension cost by $19 million, $9 million, and ($4) million, respectively. For further information regarding our pension obligations, see Note 10 to our Consolidated Financial Statements in this Form 10-K.

  Annual Goodwill Impairment Analysis

        We review our goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for a potential impairment of goodwill, we estimate the fair value of goodwill allocated to our designated operating segments and compare this value to the aggregate carrying value of goodwill for those operating units. At December 31, 2010, our goodwill balance was $2.5 billion.

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

        Due to the current uncertainties in the economic environment, there can be no assurance that our estimates relating to our recent goodwill impairment testing will prove to be accurate predictions of future circumstances. It is possible that we may be required to record charges relating to goodwill impairment losses in future periods either as a result of our annual impairment testing or upon the occurrence of other triggering events. Changes relating to any such future impairment losses could be material. For further information regarding our annual goodwill impairment analysis, see Note 5 to our Consolidated Financial Statements in this Form 10-K.

  Income Taxes

        UnionBanCal and its subsidiaries are subject to the income tax laws of the U.S., its states, and other jurisdictions where we conduct business. These laws are complex and subject to different interpretations. The calculation of our provision for income taxes and related accruals requires the use of estimates and judgment. Income tax expense includes our estimate of amounts to be reported in our income tax returns, as well as deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they are reported in our tax returns. Deferred tax assets are evaluated for realization based on the expectation of future events, including the reversal of existing temporary differences and our ability to earn future taxable income.

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

        The State of California requires us to elect to file our franchise tax returns as a member of a unitary group that includes either all worldwide operations of MUFG (worldwide election) or only U.S. operations of MUFG (water's-edge election). In 2010, we made a water's-edge election for our 2009 California tax return and we have reflected that election in our income tax expense for both 2010 and 2009. However, the election was effective as of April 1, 2009, and therefore, MUFG's worldwide taxable profits were included in our California franchise tax return through March 31, 2009, MUFG's fiscal year-end. Going forward, changes in taxable profits of MUFG's U.S. operations will impact our effective tax rate. Taxable profits of MUFG's U.S. operations are impacted most significantly by changes in the U.S. economy, and decisions that they may make about the timing of the recognition of credit losses or other matters. When taxable profits of MUFG's U.S. operations rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and MUFG's fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. If we understate our tax obligations we could be subject to penalties. Recent amendments to California tax law now impose an automatic 20 percent penalty for an understatement of tax in excess of $1 million for any taxable year beginning on or after January 1, 2003 for which the statute of limitations on assessment has not expired. For further information regarding our income taxes, see Note 12 to our Consolidated Financial Statements in this Form 10-K.

Financial Performance

Net Interest Income

        The following table shows the major components of net interest income and net interest margin.

	For the Years Ended December 31,
	2010			2009			2008
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment:(2)
Commercial, financial and industrial	$14,754	$676	4.58%	$17,240	$754	4.37%	$17,045	$937	5.50%
Construction	2,029	66	3.24	2,721	80	2.95	2,585	130	5.03
Residential mortgage	17,093	902	5.28	16,270	925	5.68	14,872	831	5.58
Commercial mortgage	8,067	341	4.23	8,259	370	4.48	7,793	448	5.74
Consumer	3,902	172	4.41	3,840	179	4.66	3,171	193	6.10
Lease financing	642	23	3.59	660	21	3.23	646	19	2.87

Total loans, excluding FDIC covered loans	46,487	2,180	4.69	48,990	2,329	4.75	46,112	2,558	5.55
FDIC covered loans	1,200	95	7.88	—	—	—	—	—	—

Total loans held for investment	47,687	2,275	4.77	48,990	2,329	4.75	46,112	2,558	5.55
Securities—taxable	22,624	545	2.41	11,944	451	3.78	8,231	413	5.02
Securities—tax-exempt	40	3	8.40	82	6	7.33	53	4	8.16
Interest bearing deposits in banks	4,128	10	0.25	5,168	14	0.26	29	1	1.96
Federal funds sold and securities purchased under resale agreements	353	1	0.14	207	—	0.18	256	6	2.53
Trading account assets	196	2	1.31	140	1	0.78	171	6	3.40

Total earning assets	75,028	2,836	3.78	66,531	2,801	4.21	54,852	2,988	5.45

Allowance for loan losses	(1,378)			(959)			(479)
Cash and due from banks	1,214			1,248			1,952
Premises and equipment, net	675			672			528
Other assets	7,637			6,274			4,055

Total assets	$83,176			$73,766			$60,908

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$34,686	$166	0.48	$30,758	$275	0.89	$16,066	$276	1.72
Savings and consumer time	7,284	58	0.80	4,618	56	1.22	4,028	66	1.65
Large time	8,351	66	0.79	7,286	77	1.06	10,359	297	2.87

Total interest bearing deposits	50,321	290	0.58	42,662	408	0.96	30,453	639	2.10

Federal funds purchased and securities sold under repurchase agreements	157	—	0.12	180	—	0.08	2,138	47	2.20
Net funding allocated from (to) discontinued operations(3)	—	—	—	—	—	—	37	1	2.23
Commercial paper	651	1	0.21	536	3	0.58	1,319	32	2.41
Other borrowed funds(4)	481	3	0.68	1,928	19	0.95	4,425	108	2.43
Long-term debt	4,736	108	2.28	4,881	111	2.27	2,930	100	3.43

Total borrowed funds	6,025	112	1.87	7,525	133	1.76	10,849	288	2.65

Total interest bearing liabilities	56,346	402	0.72	50,187	541	1.08	41,302	927	2.24

Noninterest bearing deposits	15,283			13,933			12,681
Other liabilities	1,535			1,791			1,754

Total liabilities	73,164			65,911			55,737
Equity
UNBC Stockholder's equity	9,780			7,855			5,171
Noncontrolling interests	232			—			—

Total equity	10,012			7,855			5,171

Total liabilities and equity	$83,176			$73,766			$60,908

Net interest income/spread
(taxable-equivalent basis)		2,434	3.06%		2,260	3.13%		2,061	3.21%
Impact of noninterest bearing deposits			0.16			0.24			0.52
Impact of other noninterest bearing source			0.02			0.03			0.03
Net interest margin			3.24			3.40			3.76
Less: taxable-equivalent adjustment		10			11			10

Net interest income		$2,424			$2,249			$2,051

Average Assets and Liabilities of Discontinued Operations for the Year Ended:	December 31, 2010	December 31, 2009	December 31, 2008
Assets	$—	$—	$56
Liabilities	$—	$—	$93
Net liabilities	$—	$—	$(37)

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

        Net interest income, on a taxable-equivalent basis, in 2010 increased $174 million, or 8 percent, compared to 2009. Our net interest margin, on a taxable-equivalent basis, in 2010 decreased by 16 basis points to 3.24 percent compared to 2009. These results were primarily due to the following:

  •
  Average earning assets increased $8.5 billion, or 13 percent, primarily due to an increase in lower yielding investment securities, partially offset by a decrease in average loans and average interest bearing deposits in banks. As our average interest bearing deposit liabilities grew by $7.7 billion, or 18 percent, which outpaced our loan demand, we expanded our purchases of lower yielding U.S. Government and agency securities, increasing our net average securities by $10.7 billion;

  •
  Yields on our average earning assets declined 43 basis points as a result of the decreasing interest rate environment and included the shift to lower yielding assets primarily due to a decline in loan demand;

  •
  A decrease of $31 million in 2010 compared to 2009 was due to the accretion of fair value adjustments on loans and securities related to our privatization transaction;

  •
  Average noninterest bearing deposits represented 23 percent of average total deposits in 2010 compared to 25 percent in 2009; and

  •
  In 2010, the annualized average all-in cost of funds was 0.56 percent, reflecting an average loan-to-deposit ratio of 73 percent. In 2009, the annualized all-in cost of funds was 0.84 percent and our average loan-to-deposit ratio was 87 percent.

        Net interest income in 2009, on a taxable-equivalent basis, increased $199 million, or 10 percent, from 2008 and our net interest margin decreased by 36 basis points to 3.40 percent from 2008, partially as a result of a decrease in our interest rate spread (the difference between our earning assets yield and total interest bearing liabilities rate) attributable to a significant growth in lower yielding interest bearing deposits in banks, which was driven by our excess liquidity. These results were primarily due to the following:

  •
  Average earning assets increased $11.7 billion, or 21 percent, primarily due to an increase in interest bearing deposits in banks, average investment securities and average loans. The $5.1 billion increase in interest bearing deposits in banks was primarily due to growth in Federal Reserve Bank balances, which are now classified as earning assets since the Federal Reserve Bank began paying interest on these deposits starting on October 1, 2008. As our average interest bearing deposits grew by $12.2 billion, or 40 percent, we increased our purchases of agency securities, which grew by a net average of $3.7 billion, or 45 percent, as the growth in deposits far outpaced the growth in loan demand;

  •
  Yields on our earning assets were unfavorably impacted by the decreasing interest rate environment resulting in a lower average yield on average earning assets of 124 basis points;

  •
  An increase of $96 million due to the accretion of fair value adjustments on loans, securities and debt related to our privatization transaction;

  •
  Average interest bearing deposits increased $12.2 billion, or 40 percent. Average noninterest bearing deposits represented 25 percent of average total deposits in 2009 compared to 29 percent in 2008; and

  •
  In 2009, the annualized average all-in cost of funds was 0.84 percent, reflecting an average total loan-to-total deposit ratio of 87 percent. In 2008, the annualized all-in cost of funds was 1.72 percent and our average total loan-to-total deposit ratio was 107 percent.

 Analysis of Changes in Net Interest Income

        The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2010, 2009 and 2008. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate changes are allocated to rate. Loan fees of $134 million, $101 million and $67 million for the years ended 2010, 2009 and 2008, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	For the Years Ended December 31,
	2010 versus 2009			2009 versus 2008
	Increase (decrease) due to change in			Increase (decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income
Loans held for investment:
Commercial, financial and industrial	$(109)	$31	$(78)	$11	$(194)	$(183)
Construction	(20)	6	(14)	7	(57)	(50)
Residential mortgage	47	(70)	(23)	78	16	94
Commercial mortgage	(9)	(20)	(29)	27	(105)	(78)
Consumer	3	(10)	(7)	41	(55)	(14)
Lease financing	(1)	3	2	—	2	2

Total loans, excluding FDIC covered loans	(89)	(60)	(149)	164	(393)	(229)
FDIC covered loans	—	95	95	—	—	—

Total loans held for investment	(89)	35	(54)	164	(393)	(229)
Securities—taxable	404	(310)	94	186	(148)	38
Securities—tax-exempt	(3)	—	(3)	2	—	2
Interest bearing deposits in banks	(3)	(1)	(4)	101	(88)	13
Federal funds sold and securities purchased under resale agreements	—	1	1	(1)	(5)	(6)
Trading account assets	—	1	1	(1)	(4)	(5)

Total earning assets	309	(274)	35	451	(638)	(187)

Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	35	(144)	(109)	253	(254)	(1)
Savings and consumer time	33	(31)	2	10	(20)	(10)
Large time	11	(22)	(11)	(88)	(132)	(220)

Total interest bearing deposits	79	(197)	(118)	175	(406)	(231)

Federal funds purchased and securities sold under repurchase agreements	—	—	—	(43)	(4)	(47)
Net funding allocated from (to) discontinued operations	—	—	—	(1)	—	(1)
Commercial paper	1	(3)	(2)	(19)	(10)	(29)
Other borrowed funds	(14)	(2)	(16)	(61)	(28)	(89)
Long-term debt	(3)	—	(3)	67	(56)	11

Total borrowed funds	(16)	(5)	(21)	(57)	(98)	(155)

Total interest bearing liabilities	63	(202)	(139)	118	(504)	(386)

Changes in net interest income	$246	$(72)	$174	$333	$(134)	$199

Provision for Loan Losses and Credit Losses

        We recorded a provision for loan losses of $182 million, $1,114 million and $515 million in 2010, 2009 and 2008, respectively. We had a reversal of the provision for losses on off-balance sheet commitments of $14 million in 2010 and recorded a provision for losses on off-balance sheet commitments of $51 million and

$35 million in 2009 and 2008, respectively. The provisions for loan losses and (reversal of) provision for losses on off-balance sheet commitments are charged (credited) to income to bring our total allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for credit losses".

        The provision decreases in 2010 compared to the previous two years are primarily due to improved credit quality of the loan portfolio, as well as a change in the category mix and a lower projected loss component of our nonaccrual loans in 2010 compared to 2009 and 2008.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the years ended December 31, 2010, 2009 and 2008.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2010 versus 2009		2009 versus 2008
(Dollars in millions)	2010	2009	2008	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$250	$291	$303	$(41)	(14)%	$(12)	(4)%
Trust and investment management fees	133	135	165	(2)	(1)	(30)	(18)
Trading account activities	111	74	55	37	50	19	35
Securities gains, net	105	24	—	81	338	24	nm
Merchant banking fees	83	65	50	18	28	15	30
Card processing fees, net	41	32	32	9	28	—	—
Brokerage commissions and fees	40	34	39	6	18	(5)	(13)
Other	160	72	129	88	122	(57)	(44)

Total noninterest income	$923	$727	$773	$196	27%	$(46)	(6)%

nm = not meaningful

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2010 versus 2009		2009 versus 2008
(Dollars in millions)	2010	2009	2008	Amount	Percent	Amount	Percent
Salaries and other compensation	$1,030	$799	$810	$231	29%	$(11)	(1)%
Employee benefits	200	173	168	27	16	5	3

Salaries and employee benefits	1,230	972	978	258	27	(6)	(1)
Net occupancy and equipment	252	233	216	19	8	17	8
Professional and outside services	199	159	150	40	25	9	6
Intangible asset amortization	124	162	45	(38)	(23)	117	260
Regulatory agencies	116	134	24	(18)	(13)	110	458
Software	67	63	60	4	6	3	5
Low income housing credit investment amortization	60	49	41	11	22	8	20
Advertising and public relations	50	50	51	—	—	(1)	(2)
Communications	40	37	37	3	8	—	—
(Reversal of) provision for losses on off-balance
sheet commitments	(14)	51	35	(65)	(127)	16	46
Privatization-related expense	6	46	91	(40)	(87)	(45)	(49)
Other	242	132	169	110	83	(37)	(22)

Total noninterest expense	$2,372	$2,088	$1,897	$284	14%	$191	10%

        The core efficiency ratio, excluding the privatization transaction, is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs most relevant to our core activities. The following table shows the calculation of this ratio for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Noninterest Expense	$2,372	$2,088	$1,897
Less: Foreclosed asset expense	11	6	1
Less: (Reversal of) provision for losses on off-balance sheet commitments	(14)	51	35
Less: Low income housing credit investment amortization expense	60	49	41
Less: Expenses of the consolidated variable interest entity (VIE)	32	—	—
Less: Merger costs related to acquisitions	33	—	—
Less: Asset impairment charge	30	—	—

Net noninterest expense before privatization adjustments	$2,220	$1,982	$1,820

Privatization-related expense	6	46	91
Amortization related to privatization-related fair value adjustments	130	167	44

Net noninterest expense, excluding privatization transaction (a)	$2,084	$1,769	$1,685

Total Revenue	$3,347	$2,976	$2,824
Add: Net interest income taxable-equivalent adjustment	10	11	10

Total revenue, including taxable-equivalent adjustment	3,357	2,987	2,834
Less: Accretion related to privatization-related fair value adjustments	77	107	12

Total revenue, excluding impact of privatization transaction (b)	$3,280	$2,880	$2,822

Core efficiency ratio, excluding impact of privatization (a)/(b)	63.57%	61.44%	59.74%

        The primary contributors to the changes in our noninterest income and noninterest expense for 2010 compared to 2009 are presented below.

        The increase in our noninterest income was the result of several factors:

    —
    Securities gains, net increased primarily due to $112 million in gains on the sales of mortgage-backed securities and U.S. Government securities in 2010;

    —
    Trading account income increased primarily due to a $32 million increase in interest rate derivatives trading and an increase of $13 million in equity derivative income; and

    —
    Other revenue increased primarily due to $35 million from higher net gains on the sale of private capital investments, higher capital distributions, and lower private capital investment impairments, and $32 million from indemnification asset accretion; partially offset by

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from a change in overdraft fee pricing, changes in customer behavior, and the impact of changes to fee-related regulations.

        The increase in our noninterest expense was the result of several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries, number of employees, in part due to acquisitions, and incentive compensation accruals;

    —
    Merger costs related to our acquisitions totaled $33 million in 2010, primarily consisting of professional and outside service expense; and

    —
    Other expenses increased due to consolidated VIEs expense of $32 million, as a result of the adoption of a new accounting standard on January 1, 2010, certain reserves for contingencies, and an asset impairment charge; partially offset by

    —
    Provision for losses on off-balance sheet commitments decreased $65 million, primarily due to improved credit quality of our unfunded commitments; and

    —
    Expenses related to our privatization transaction included a $39 million decrease in amortization of intangible assets and a decrease in other privatization-related costs of $39 million, primarily due to higher amortization of privatization-related compensation awards in 2009.

        The primary contributors to the changes in our noninterest income and noninterest expense for 2009 compared to 2008 are presented below.

        The decrease in our noninterest income was due to several factors:

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from changes in customer overdraft behavior;

    —
    Trust and investment management fees were lower primarily due to a decline in mutual fund assets (on which fees are based) as well as lower asset yields. Average managed assets decreased by approximately 11 percent, while average non-managed assets increased by approximately 2 percent from 2008 to 2009; and

    —
    Other noninterest income declined primarily due to prior year gains on the sale of assets, a prior year gain on the redemption of MasterCard stock, the partial redemption of our Visa Inc. common stock, and a change to the equity method of accounting for certain private capital investments in the current year. Net gains on private capital investments decreased primarily due to prior year gains on sales and capital distributions, as well as private capital investment impairments in the current year; partly offset by

    —
    Trading account income increased primarily due to higher gains on agency securities;

    —
    Securities gains increased primarily due to $27 million of gains on the sale of U.S. Treasury and mortgage-backed securities; and

    —
    Merchant banking fees increased primarily due to higher syndicated loan activity, referral fees, and risk participation fees.

        The increase in noninterest expense was due to several factors:

    —
    Expenses related to our privatization transaction included a $118 million increase in intangible amortization, partially offset by a decrease in other privatization-related costs of $45 million, primarily due to prior year higher professional service costs and higher amortization of privatization-related compensation awards;

    —
    Regulatory agency expenses increased as a result of an industry-wide increase in the FDIC deposit insurance assessment rate, a one-time special FDIC assessment of $34 million and higher deposit balances; and

    —
    Provision for losses on off-balance sheet commitments increased primarily due to higher criticized credits and increases in certain loss factors.

 Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Income (loss) from continuing operations before income taxes and including noncontrolling interests	$793	$(226)	$412
Income tax expense (benefit)	239	(161)	128
Effective tax rate	30%	71%	31%

        The income tax expense and effective tax rate include both federal and state income taxes. In 2010, the income tax expense was $239 million with an effective tax rate of 30 percent, compared to a benefit of $161 million and an effective tax rate of 71 percent in 2009. The 2010 expense was driven primarily by our pre-tax income, and was favorably affected primarily by tax credits. Our 2010 income tax expense was increased, however, by an adjustment to our unrecognized tax benefits. The income tax benefit in 2009 was driven primarily by our pre-tax loss in addition to the favorable impact of tax credits. The 2009 benefit was slightly reduced by our California franchise tax liability.

        The State of California requires us to elect to file our franchise tax returns as a member of a unitary group that includes either all worldwide operations of MUFG (worldwide election) or only U.S. operations of MUFG (water's-edge election). In 2010, we made a water's-edge election for our 2009 California tax return and such election is binding for seven years. We have reflected that election in our income tax expense for both 2010 and 2009. In 2008, the income tax expense was $128 million with an effective tax rate of 31 percent. The 2008 expense was driven primarily by our pre-tax income, and was favorably affected primarily by tax credits. The 2008 state income tax expense reflects the worldwide election in place at that time and, thus, reflects the financial results of MUFG's worldwide operations.

        We invest in low income housing credit (LIHC) investments, as well as other credit generating activities. The credits generated by these investments reduced our overall effective tax rate from the statutory rate in 2010, 2009 and 2008.

        We continually monitor and evaluate the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of our income tax positions and, accordingly, our effective tax rate may fluctuate in the future. Our evaluation takes into consideration the status of current taxing authorities' examinations of our tax returns. In the course of its examination of our federal tax returns for the years 1998 through 2006, the IRS has disallowed the tax deductions claimed with respect to certain leveraged leasing transactions, referred to as "lease-in/lease-outs" (LILOs). We believe our tax treatment of these LILOs was consistent with applicable tax law, regulations and case law, and we intend to defend our position vigorously. We have paid the balance of tax and interest assessed and have filed a refund suit in the Court of Federal Claims. A trial date has not yet been set.

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

        The amounts of unrecognized tax benefits at December 31, 2010, 2009 and 2008 were $233 million, $202 million and $191 million, respectively. Of these amounts, $91 million, $71 million and $64 million, respectively, would affect the effective tax rate, if recognized. Unrecognized tax benefits that do not affect the effective tax rate would result in adjustments to other income tax accounts, primarily deferred taxes. Accrued interest expense on unrecognized tax benefits at December 31, 2010, 2009 and 2008, was none, $1 million and $16 million, respectively. The net changes to unrecognized tax benefits and accrued interest resulted in an increase in our effective tax rate of 3 percent in 2010, a decrease of 4 percent in 2009 and an increase of 4 percent in 2008. The increases in our unrecognized tax benefits in 2010 and 2009 were due to the addition to our reserves for uncertain income tax positions.

        For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 12 to our Consolidated Financial Statements included in this Form 10-K.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At December 31, 2010, approximately 95 percent of our securities, based upon amortized cost, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Form 10-K.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. Our Asset and Liability Management (ALM) Securities portfolio, which consists of available for sale U.S. Government, state and municipal, and mortgage-backed securities held for ALM purposes, totaled $20.6 billion at December 31, 2010.

        Our securities held to maturity consist of collateralized loan obligations (CLO) securities, which are known as Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. During the first quarter of 2009, we reclassified our CLOs from available for sale to held to maturity. We consider the held to maturity classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

Analysis of Securities

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2010. Equity securities do not have a stated maturity and are included in the Total column only.

Securities Available For Sale

	December 31, 2010 Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$150	0.21%	$—	—%	$—	—%	$—	—%	$150	0.21%
Other U.S. government	1,420	1.04	5,268	1.48	1	7.80	—	—	6,689	1.39
Residential mortgage-backed
securities—agency	—	—	202	3.87	902	3.91	11,639	3.10	12,743	3.17
Residential mortgage-backed
securities—non-agency	—	—	—	—	23	4.27	687	3.91	710	3.92
State and municipal	5	7.36	3	6.76	3	3.42	14	5.97	25	6.04
Asset-backed and debt securities	—	—	193	1.73	108	1.81	68	6.30	369	2.60
Equity securities	—	—	—	—	—	—	—	—	40	—

Total securities available for sale	$1,575	0.98%	$5,666	1.58%	$1,037	3.70%	$12,408	3.17%	$20,726	2.59%

Securities Held to Maturity

	December 31, 2010 Maturity
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CLOs	$2	6.61%	$143	1.80%	$1,414	1.06%	$219	1.06%	$1,778	1.13%

        Our securities available for sale portfolio at December 31, 2010 included ALM Securities with a fair value of $20.6 billion. These securities had an expected weighted average maturity of 3.1 years.

Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type and as a percentage of total loans held for investment for 2006 through 2010.

	December 31,										Increase (Decrease) December 31, 2010 From December 31, 2009
(Dollars in millions)	2010		2009		2008		2007		2006		Amount	Percent
Loans held for investment:
Commercial, financial and industrial	$15,162	32%	$15,258	32%	$18,469	37%	$14,564	35%	$12,945	35%	(96)	(1)%
Construction	1,460	3	2,429	5	2,744	6	2,407	6	2,176	6	(969)	(40)
Residential mortgage	17,531	36	16,716	35	15,881	32	13,827	34	12,344	34	815	5
Commercial mortgage	7,816	16	8,246	18	8,186	17	7,021	17	6,028	16	(430)	(5)
Consumer:
Installment	2,035	4	2,244	5	2,202	4	1,327	3	1,137	3	(209)	(9)
Revolving lines of credit	1,823	4	1,673	4	1,436	3	1,334	3	1,401	4	150	9

Total consumer	3,858	8	3,917	9	3,638	7	2,661	6	2,538	7	(59)	(2)
Lease financing	757	2	654	1	646	1	655	2	581	2	103	16

Total loans held for investment, excluding FDIC covered loans	46,584	97	47,220	100	49,564	100	41,135	100	36,612	100	(636)	(1)
FDIC covered loans	1,510	3	—	—	—	—	—	—	—	—	1,510	100

Total loans held for investment	$48,094	100%	$47,220	100%	$49,564	100%	$41,135	100%	$36,612	100%	874	2%

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

        Construction loans are extended primarily to commercial property developers and to residential builders. As of December 31, 2010, the construction loan portfolio consisted of approximately 87 percent in the commercial income producing real estate industry and 13 percent with residential homebuilders. The construction loan portfolio decreased 40 percent from December 31, 2009 to December 31, 2010 due to declines of approximately $128 million, or 41 percent, in the homebuilder portfolio and $841 million, or 41 percent, in the income property portfolio. The income property portfolio reductions were concentrated mostly in the industrial and apartment property types. Geographically, the outstanding construction loan portfolio was concentrated 45 percent in California and 55 percent out of state as of December 31, 2010. The largest out-of-state concentration was 12 percent in Washington. The California outstandings are distributed as follows: 47 percent in the Los Angeles/Orange County region, including the Inland Empire, 19 percent in the San Francisco Bay Area, 10 percent in Sacramento and the Central Valley, 15 percent in San Diego, and 9 percent in the Central Coast region.

        The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio decreased from December 31, 2009 to December 31, 2010 due primarily to disposition of problem loans; early repayments; and normal loan paydowns partially offset by moderate new originations.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At December 31, 2010, 73 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had relatively high credit scores and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of a small amount of balloon loans and regular amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. The Bank's "no doc" and "low doc" loan origination programs were discontinued in 2008, (except for a streamlined refinance process for existing Bank mortgages, which represent only a small segment of the portfolio). At December 31, 2010 the outstanding balances of the "no doc" and "low doc" portfolios were approximately 37 percent of our total residential loan portfolio, and these loan delinquency rates remained low compared to the industry average for California prime loans. At December 31, 2010, the aggregate balance of "no doc" and "low doc" loans past due 30 days or more was $175 million, compared to $179 million at December 31, 2009.

        Total residential mortgage loans 30 days or more delinquent were $350 million at December 31, 2010, compared to $367 million at December 31, 2009. Our residential loan delinquency rates have remained low when compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative, and as described above, programs with higher risk have been discontinued.

        We hold most of the loans we originate. However, we do sell some of our 30-year, fixed rate loans, except for Community Reinvestment Act (CRA) qualifying loans.

  Consumer Loans

        We originate consumer loans, including home equity loans and lines, principally through our branch network and Private Banking Offices. As a result of the continuing decline in the overall property values in California, we have reduced our maximum loan to value limits on all second trust deed loan programs we offer.

At origination, these loans had relatively high credit scores and had weighted-average combined LTV ratios of approximately 60 percent. Our total home equity loans and lines delinquent 30 days or more were $36 million at December 31, 2010, compared to $37 million at December 31, 2009.

        All equity secured lines are reviewed annually for creditworthiness, either manually or in an automated fashion, regardless of the line amount or when they were originated. Those equity lines that were originated since 2004 with a commitment amount over $200,000 are manually reviewed, which includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. We typically reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure during periods of declining home prices.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At December 31, 2010, we had leveraged leases of $546 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

  FDIC Covered Loans

        We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as "FDIC covered loans." We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at December 31, 2010 were $1.5 billion, which consisted of $733 million of commercial mortgage loans, $433 million of commercial, financial and industrial loans, $222 million of construction loans, and $122 million of other loans.

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $804 million and $925 million, as of December 31, 2010 and 2009, respectively. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For Canada, any significant local currency outstandings are funded by local currency borrowings.

 Loan Maturities

        The following table presents our loans held for investment by contractual maturity.

	December 31, 2010
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$6,078	$7,730	$1,354	$15,162
Construction	933	506	21	1,460
Residential mortgage	—	8	17,523	17,531
Commercial mortgage	917	2,006	4,893	7,816
Consumer:
Installment	2	51	1,982	2,035
Revolving lines of credit	1,636	180	7	1,823

Total consumer	1,638	231	1,989	3,858
Lease financing	9	59	689	757

Total loans held for investment, excluding FDIC covered loans	9,575	10,540	26,469	46,584
FDIC covered loans	464	540	506	1,510

Total loans held for investment	$10,039	$11,080	$26,975	$48,094

Allowance for loan losses				1,191

Loans held for investment, net				$46,903

Total fixed rate loans held for investment due after one year				$10,596
Total variable rate loans held for investment due after one year				27,459

Total loans held for investment due after one year				$38,055

Credit Risk Management

        One of our principal business activities is the extension of credit in the form of loans and credit substitutes to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and the borrower's ability and willingness to repay as scheduled. Our evaluation also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

        We manage and control credit risk through diversification of the portfolio, including by: type of loan, industry concentration, dollar limits on multiple loans to the same borrower, geographic distribution and type of borrower. Geographic diversification of our loans is achieved primarily by origination through our branch network within the states of California, Oregon, Washington and Texas, which we consider to be our principal markets. In addition, we originate and participate in lending activities outside these states, as well as internationally.

        In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential, consumer and certain small commercial loans and leases are homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial, financial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

        We have a Credit Risk Committee, chaired by the Chief Risk Officer and composed of the Chief Credit Officers for Corporate and Commercial Real Estate, the Chief Credit Officer for Retail Banking and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

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

Allowance for Credit Losses

  Allowance Policy and Methodology

        We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, the specific allowance for impaired loans, the unallocated allowance and the allowance for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements included in this Form 10-K. For a discussion of significant changes to the estimation methods or assumptions that affect our methodology for assessing the appropriateness of the allowance for credit losses during 2010 and 2009, refer to Note 4 to our Consolidated Financial Statements included in this Form 10-K. Unless otherwise noted, all ratios that follow in this section include covered loans.

        The formula allowance is calculated by applying loss factors to outstanding loans and most unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

  •
  loss factors for individually graded credits are derived from a loan migration application that tracks historical losses over a period, such as an economic cycle, which we believe captures the inherent losses in our loan portfolio; and

  •
  pooled loan loss factors (not individually graded loans) are based on expected net charge offs. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and certain small commercial loans.

        We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate loss factors over a time interval that we believe constitutes a representative economic cycle.

        Actual losses can vary from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration application that is used to establish the loan loss factors for individually graded loans is designed to be self-adjusting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data that may not be reflective of prospective losses going forward will not have an undue influence on the calculated loss factors.

        A specific allowance is established for loans that we individually evaluate and determine to be impaired. We individually evaluate for impairment, larger nonaccruing commercial, financial and industrial, construction and commercial mortgage loans. Residential mortgage and consumer loans are not individually evaluated for impairment unless they represent troubled debt restructurings. The amount of the reserve is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, i.e., repayment of the loan is expected to be provided solely by the underlying collateral and there are no other reliable sources of repayment.

        The unallocated allowance is composed of attribution factors, which are based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas and products, credit quality trends and risk identification, collateral values, loan volumes, underwriting standards and concentrations, specific industry conditions within the portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of our internal credit examiners. Although our assessments of these conditions are reviewed quarterly with our senior credit officers, the actual impact from any of these conditions may differ significantly from our expectations.

        The following table reflects the related allowance for loan losses allocated to a loan category at the period end and percentage of the allocation to the period end loan balance of that loan category, as set forth in the "Loans Held for Investment" table above.

	December 31,										Increase (Decrease) December 31, 2010 From December 31, 2009
(Dollars in millions)	2010		2009		2008		2007		2006		Amount	Percent
Commercial, financial and industrial	$331	2.18%	$446	2.92%	$340	1.84%	$173	1.19%	$151	1.16%	(115)	(26)%
Construction	97	6.68	251	10.34	139	5.07	57	2.38	35	1.59	(154)	(61)
Residential mortgage	115	0.65	121	0.73	40	0.25	4	0.03	4	0.03	(6)	(5)
Commercial mortgage	235	3.01	261	3.16	119	1.46	71	1.01	73	1.22	(26)	(10)
Consumer:
Installment	4	0.19	2	0.10	3	0.14	3	0.22	1	0.11	2	100
Revolving lines of credit	68	3.72	80	4.79	24	1.64	4	0.28	2	0.13	(12)	(15)

Total consumer	72	1.86	82	2.10	27	0.73	7	0.25	3	0.12	(10)	(12)
Lease financing	18	2.42	5	0.76	4	0.59	6	0.93	6	1.12	13	260

Total allocated allowance, excluding FDIC covered loans	868	1.86	1,166	2.47	669	1.35	318	0.77	272	0.74	(298)	(26)
Unallocated	298		191		69		85		59		107	56

Allowance for loan losses, excluding allowance on FDIC covered loans	$1,166	2.50%	$1,357	2.87%	$738	1.49%	$403	0.98%	$331	0.90%	(191)	(14)%
Allowance for loan losses on FDIC covered loans	25	1.64	—	na	—	na	—	na	—	na	25	100

Total allowance for loan losses	$1,191	2.48%	$1,357	2.87%	$738	1.49%	$403	0.98%	$331	0.90%	(166)	(12)%

na = not applicable

  Comparison of the Total Allowance and Related Provision for Credit Losses

        At December 31, 2010 and 2009, our total allowance for credit losses was $1.4 billion, or 2.81 percent of total loans held for investment, and $1.5 billion, or 3.25 percent of total loans held for investment, respectively. Our December 31, 2010, total allowance for credit losses of $1.4 billion, consisted of $1.2 billion for loan losses and $0.2 billion for losses on off-balance sheet commitments, and was comprised of $1.1 billion of allocated allowance and $0.3 billion of unallocated allowance. At December 31, 2010 and 2009, our total allowance for credit losses coverage ratios were 140.23 percent and 116.42 percent of total nonaccrual loans, respectively, and our total allowances for loan losses coverage ratios were 123.40 percent and 103.03 percent of total nonaccrual loans, respectively. At December 31, 2010 and 2009, the allowance for losses on off-balance sheet commitments included within our total allowance for credit losses was $162 million and $176 million, respectively. In determining the adequacy of our allowance for credit losses, we consider both the allowance for loan losses and the allowance for off-balance sheet commitment losses.

        At December 31, 2010, our allowance for loan losses on FDIC covered loans was $25 million, which consisted of a provision for FDIC covered loan losses not subject to FDIC indemnification of $8 million, and an increase in the allowance covered by FDIC indemnification of $17 million, representing exposure for losses expected to be recoverable under loss sharing agreements with the FDIC.

        We recorded a provision for loan losses, excluding FDIC covered loans, of $0.2 billion in 2010, compared to $1.1 billion in 2009 and $0.5 billion in 2008. The decrease in current year provision, excluding FDIC covered loans, was primarily attributable to the improved credit quality of the loan portfolio, which was particularly evident in our construction portfolio, lower loss severities in the commercial segment and a lower level of our nonaccrual loans, partially offset by higher loss severities in residential real estate. Nonaccrual loans to total loans held for investment decreased to 2.01 percent in 2010 from 2.79 percent in 2009. Nonperforming assets to total assets also decreased to 1.44 percent in 2010 from 1.58 percent in 2009 and net loans charged off to average loans outstanding for the year decreased to 0.77 percent in 2010 from 1.02 percent in 2009.

        At December 31, 2010, the allocated portion of the allowance for credit losses included $468 million related to special mention and classified credits (criticized credits), compared to $745 million at December 31, 2009. Criticized credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

  Changes in the Unallocated Allowance

        The unallocated allowance at December 31, 2010 and 2009 was $298 million and $191 million, respectively. The increase from December 31, 2009 to 2010 was primarily due to several key factors including the negative impact of high unemployment (in particular in California), the adverse impact on the housing market from declining home prices, elevated foreclosure levels and extended collection periods for residential real estate loans, the fiscal challenges for the State of California and local governments, the impact of volatile natural gas prices and crude oil prices on energy companies and continued softness in commercial real estate markets and valuations.

  Changes in the Total Allowance for credit losses

        The following table sets forth a reconciliation of changes in our allowance for credit losses.

	December 31,					Increase (Decrease) December 31, 2010 From December 31, 2009
(Dollars in millions)	2010	2009	2008	2007	2006	Amount	Percent
Balance, beginning of period	$1,357	$738	$403	$331	$352	$619	84%
(Reversal of) provision for loan losses, excluding FDIC covered loans	174	1,114	515	81	(5)	(940)	(84)
Provision for FDIC covered loan losses not subject to FDIC indemnification indemnification	8	—	—	—	—	8	100
Increase in allowance covered by FDIC indemnification	17	—	—	—	—	17	100
Other	1	4	(10)	1	—	(3)	(75)
Loans charged off:
Commercial, financial and industrial	152	305	119	12	37	(153)	(50)
Construction	32	71	32	—	—	(39)	(55)
Residential mortgage	55	40	7	—	—	15	38
Commercial mortgage	161	73	1	—	—	88	121
Consumer	45	43	18	6	4	2	5

Total loans charged off	445	532	177	18	41	(87)	(16)

Recoveries of loans previously charged off:
Commercial, financial and industrial	45	30	5	7	19	15	50
Construction	20	2	1	—	—	18	nm
Residential mortgage	1	—	—	—	—	1	100
Commercial mortgage	11	—	—	—	—	11	100
Consumer	2	1	1	1	2	1	100
Lease financing	—	—	—	—	4	—	—

Total recoveries of loans previously charged off	79	33	7	8	25	46	139

Net loans charged off	366	499	170	10	16	(133)	(27)

Ending balance of allowance for loan losses	1,191	1,357	738	403	331	(166)	(12)
Allowance for losses on off-balance sheet commitments	162	176	125	90	81	(14)	(8)

Allowance for credit losses	$1,353	$1,533	$863	$493	$412	$(180)	(12)%

Components of allowance for loan losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$1,166	$1,357	$738	$403	$331	$(191)	(14)%
Allowance for loan losses on FDIC covered loans	25	—	—	—	—	25	100

Total allowance for loan losses	$1,191	$1,357	$738	$403	$331	$(166)	(12)%

Allowance for loan losses to total loans held for investment	2.48%	2.87%	1.49%	0.98%	0.90%
Allowance for credit losses to total loans held for investment	2.81	3.25	1.74	1.20	1.12
(Reversal of) provision for loan losses to net loans charged off	49.63	223.06	303.01	800.79	(32.37)
Net loans charged off to average loans outstanding for the period	0.77	1.02	0.37	0.03	0.04
Excluding FDIC covered loans(1):
Allowance for loan losses to total loans held for investment	2.50%	2.87%	1.49%	0.98%	0.90%
Allowance for credit losses to total loans held for investment	2.85	3.25	1.74	1.20	1.12
Net loans charged off to average loans outstanding for the period	0.79	1.02	0.37	0.03	0.04

(1)
These ratios exclude the impact of the FDIC covered loans and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.

nm = not meaningful

        Total loans charged off in 2010 decreased 16 percent from 2009 primarily due to decreased loss activity in the commercial, financial and industrial and construction portfolios partially offset by increased commercial mortgage loan charge offs. Credit trends in commercial, financial and industrial loans began to improve as economic conditions improved. The industry segments which were negatively impacted from the still weak economy included media and entertainment, energy, specialty lending and commercial property loans. High unemployment and unstable residential property markets remained contributing factors to the elevated charge-off levels. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

        Loan recoveries slightly increased from 2009 to 2010, partially as a result of greater secondary market liquidity and pricing levels on distressed loan sales and cash flows realized from restructured credits. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

        As a result of loans accounted for under guidance for purchased credit-impaired loans, certain credit-related ratios are not meaningful when comparing a portfolio that includes purchased credit-impaired loans against one that does not, or to compare ratios across years. The ratios particularly affected include the allowance for loan losses and allowance for credit losses as percentages of total loans held for investment; and net loans charged off as a percentage of average loans.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans including restructured loans that are nonperforming and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Beginning on January 1, 2009, we place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans reach a 90 day stage of delinquency. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans became 180 days past due. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Form 10-K.

        OREO includes property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

	December 31,					Increase (Decrease) December 31, 2010 From December 31, 2009
(Dollars in millions)	2010	2009	2008	2007	2006	Amount	Percent
Commercial, financial and industrial	$115	$342	$261	$29	$7	$(227)	(66)%
Construction	140	336	99	14	—	(196)	(58)
Residential mortgage	243	205	—	—	—	38	19
Commercial mortgage	329	414	56	13	19	(85)	(21)
Consumer	22	20	—	—	—	2	10
Lease financing	—	—	—	—	15	—	—

Total nonaccrual loans, excluding FDIC covered loans	849	1,317	416	56	41	(468)	(36)
FDIC covered loans	116	—	—	—	—	116	100

Total nonaccrual loans	965	1,317	416	56	41	(352)	(27)
OREO, excluding FDIC covered OREO	41	33	21	1	1	8	24
FDIC covered OREO	136	—	—	—	—	136	100

Total nonperforming assets	$1,142	$1,350	$437	$57	$42	$(208)	(15)%

Total nonperforming assets, excluding FDIC covered assets	$890	$1,350	$437	$57	$42	$(460)	(34)%

Restructured loans that continue to accrue interest	$22	$4	$—	$—	$—	$18	450%

Restructured nonaccrual loans (included in total nonaccrual loans above)	$198	$17	$—	$—	$—	$181	nm

Allowance for loan losses	$1,191	$1,357	$738	$403	$331	$(166)	(12)%

Allowance for credit losses	$1,353	$1,533	$863	$493	$412	$(180)	(12)%

Nonaccrual loans to total loans held for investment	2.01%	2.79%	0.84%	0.14%	0.11%
Allowance for loan losses to nonaccrual loans	123.40	103.03	177.79	722.64	792.32
Allowance for credit losses to nonaccrual loans	140.23	116.42	208.01	884.80	987.06
Nonperforming assets to total loans held for investment and OREO	2.37	2.86	0.88	0.14	0.12
Nonperforming assets to total assets	1.44	1.58	0.62	0.10	0.08
Excluding FDIC covered assets:(1)
Nonaccrual loans to total loans held for investment	1.82%	2.79%	0.84%	0.14%	0.11%
Allowance for loan losses to nonaccrual loans	137.32	103.03	177.79	722.64	792.32
Allowance for credit losses to nonaccrual loans	156.44	116.42	208.01	884.80	987.06
Nonperforming assets to total loans held for investment and OREO	1.91	2.86	0.88	0.14	0.12
Nonperforming assets to total assets	1.15	1.58	0.62	0.10	0.08

(1)
These ratios exclude the impact of the FDIC covered loans and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.

nm = not meaningful

        During 2010 and 2009, we sold nonperforming loans of $419 million and $128 million, respectively. Net losses related to these note sales are reflected in net charge-offs.

        Covered assets that were nonperforming at December 31, 2010 totaled $252 million, representing 0.32 percent of total assets. All covered assets are subject to loss share agreements with the FDIC. See Notes 1 and 2 in our Consolidated Financial Statements included in this Form 10-K for more information on covered assets and FDIC loss share agreements.

Troubled Debt Restructurings

        A troubled debt restructuring (TDR) is a restructuring of a loan in which a concession is granted that we would not otherwise grant for reasons related to borrowers experiencing financial difficulties. A TDR typically involves a modification of terms such as a reduction of interest due, an extension of the loan's maturity at an interest rate lower than the current market rate for a new loan with similar risk characteristics, or both. Whatever the form of concession granted to the borrower in a TDR, our objective is to obtain more cash or other value from the borrower, or to increase the probability of payment, than if we had not granted the concession.

        A TDR loan being considered for return to accrual status must have reasonable assurance of repayment and of performance according to the modified terms and also be supported by a current well-documented credit evaluation under the revised terms. Generally, a minimum of six consecutive months sustained performance is required in the evaluation of whether a TDR should be returned to accrual status.

        Acquired loans restructured after acquisition are not considered TDRs for purposes of our accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

        The following table provides a summary of total restructured loans, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2010 and 2009.

	December 31,
	2010		2009		As a percentage of ending loan balances December 31,
		Number of loans		Number of loans
(Dollars in millions)	Amount		Amount		2010	2009
Commercial, financial and industrial	$30	9	$6	4	0.20%	0.04%
Construction	—	—	1	1	—	0.03
Residential mortgage	79	138	14	32	0.45	0.08
Commercial mortgage	111	15	—	—	1.41	—

Total restructured loans	$220	162	$21	37	0.47%	0.04%

        As of December 31, 2010 and 2009, $103 million and $9 million, respectively, of the restructured loans were less than six months from the modification date and therefore had not yet reached the minimum performance period required to be considered for a return to accrual status.

 Loans 90 Days or More Past Due and Still Accruing

        The following table sets forth an analysis of loans held for investment contractually past due 90 days or more as to interest or principal and still accruing, and therefore are not accounted for as nonaccrual loans.

	December 31,					Increase (Decrease) December 31, 2010 From December 31, 2009
(Dollars in millions)	2010	2009	2008	2007	2006	Amount	Percent
Commercial, financial and industrial	$2	$4	$3	$4	$3	$(2)	(50)%
Residential mortgage(1)	—	—	60	13	2	—	—
Commercial mortgage	—	1	—	—	2	(1)	(100)
Consumer and other(1)	—	—	8	3	2	—	—

Total loans held for investment 90 days or more past due and still accruing(2)	$2	$5	$71	$20	$9	$(3)	(60)%

(1)
Effective January 1, 2009, the Company changed its nonaccrual accounting policy to place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans are delinquent 90 days or more.

(2)
Excludes loans totaling $312 million that are 90 days or more past due and still accruing at December 31, 2010, which consisted of FDIC covered loans accounted for in accordance with the accounting standards for purchased credit-impaired loans.

Interest Foregone

        If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $63 million of interest income in 2010. After designation as a nonaccrual loan, we recognized interest income on a cash basis of $39 million for loans that were on nonaccrual status during 2010.

 Deposits

        The following table presents our deposits as of December 31, 2010 and 2009.

	December 31,		Increase (Decrease) December 31, 2010 From December 31, 2009
(Dollars in millions)	2010	2009	Amount	Percent
Interest checking	$931	$849	$82	10%
Money market	26,159	39,953	(13,794)	(35)

Total interest bearing transaction accounts	27,090	40,802	(13,712)	(34)
Savings	4,433	3,717	716	19
Time	12,088	9,440	2,648	28

Total interest bearing deposits(1)	43,611	53,959	(10,348)	(19)
Noninterest bearing deposits	16,343	14,559	1,784	12

Total deposits	$59,954	$68,518	$(8,564)	(12)%

(1) Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction accounts	$2,354	$5,341	$(2,987)	(56)%
Time	1,217	979	238	24

Total brokered deposits	3,571	6,320	(2,749)	(43)
Nonbrokered deposits	40,041	47,639	(7,598)	(16)

Total interest bearing deposits	$43,612	$53,959	$(10,347)	(19)%

Core Deposits:
Total deposits	$59,954	$68,518	$(8,564)	(12)%
Less: Total interest bearing brokered deposits	3,571	6,320	(2,749)	(43)
Less: Total nonbrokered time deposits of $100,000 and over	7,716	6,511	1,205	19

Total core deposits	$48,667	$55,687	$(7,020)	(13)%

        Our money market deposits decreased 35 percent in 2010 from 2009 primarily due to a planned deposit decline resulting from targeted rate reductions. Our total brokered deposits, as defined in accordance with regulatory reporting guidance, decreased 43 percent in 2010 from 2009, primarily due to the planned deposit decline.

        The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2010
Three months or less	$3,391
Over three months through six months	871
Over six months through twelve months	854
Over twelve months	1,932

Total domestic time deposits of $100,000 and over	$7,048

        We offer certificates of deposit and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits is offered to customers, both public and private, who have conducted business with us for an extended period. Non-U.S. time deposits were $1.9 billion and $1.5 billion at December 31, 2010 and 2009, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.

Capital

Capital Adequacy and Capital Management

        A strong capital position is essential to the Company's business strategy. The Company's capital strategy focuses on long-term stability, and our objective is to maintain capital levels at the Company and the Bank above the regulatory "well-capitalized" thresholds by an amount commensurate with our risk profile. Strong capital levels support our ability to invest in our core businesses, provide flexibility to take advantage of future opportunities, promote the ability to achieve higher ratings from bank regulatory and credit rating agencies, and allow the Company to cover all material risks underlying the Company's business activities. Senior management considers the implications on the Company's capital position prior to making any decision on future business activities. Capital is generated principally from the retention of earnings and from capital contributions received from BTMU.

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

Regulatory Capital

        The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

	December 31,
			Minimum Regulatory Requirement
(Dollars in millions)	2010	2009
Capital Components
Tier 1 capital	$8,029	$7,485
Tier 2 capital	1,656	1,718

Total risk-based capital	$9,685	$9,203

Risk-weighted assets	$64,516	$63,298

Quarterly average assets	$77,659	$79,227

Capital Ratios
Total risk-based capital	15.01%	14.54%	8.0%
Tier 1 risk-based capital	12.44	11.82	4.0
Leverage(1)	10.34	9.45	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        We and the Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). As of December 31, 2010, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio.

        In addition to capital ratios determined in accordance with regulatory requirements, we consider various other measures when evaluating capital utilization and adequacy. These non-regulatory capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, these non-regulatory capital ratios disclosed are considered to be non-GAAP financial measures. Our calculation methods may differ from those used by other financial services companies. Refer to "Supervision and Regulation-Basel Committee Capital Standards" in Item 1 of this Form 10-K for additional information regarding the Basel Committee capital standards.

        The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio.

	December 31,
(Dollars in millions)	2010	2009
Total UNBC stockholder's equity	$10,125	$9,580
Goodwill	(2,456)	(2,369)
Intangible assets	(457)	(561)
Deferred tax liabilities related to goodwill and intangible assets	168	216

Tangible common equity (a)	$7,380	$6,866

Tier 1 capital, determined in accordance with regulatory requirements	$8,029	$7,485
Trust preferred securities	(13)	(13)

Tier 1 common equity (b)	$8,016	$7,472

Total assets	$79,097	$85,598
Goodwill	(2,456)	(2,369)
Intangible assets	(457)	(561)
Deferred tax liabilities related to goodwill and intangible assets	168	179

Tangible assets (c)	$76,352	$82,847

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$64,516	$63,298

Tangible common equity ratio (a)/(c)	9.67%	8.29%
Tier 1 common capital ratio (b)/(d)	12.42	11.80

Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk primarily exists in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables and to ensure the Bank has adequate sources of liquidity. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth over time as well as capital stability.

        The Board of Directors (Board), directly or through its appropriate committee, approves our Asset Liability Management Policy (ALM Policy), which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Bank's risk tolerance guidelines by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes guidelines for reporting market and liquidity risk and requires independent review and oversight of market and liquidity risk activities.

        The Risk & Capital Committee (RCC), comprised of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, measure, monitor, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk/return direction for the Bank, delegating to and reviewing market risk management activities of the Asset Liability Management Committee (ALCO) and by approving the investment, derivatives and trading policies that govern the Bank's activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The manager of the Global Capital Markets Group (GCMG) is responsible for operational management of price risk through the trading activities conducted in GCMG. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and functions independently of all operating and management units.

        The Bank has separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

  Interest Rate Risk Management (Other Than Trading)

        ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) and of Economic Value of Equity (EVE) to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity over various time horizons and in response to a variety of interest rate changes. During the fourth quarter of 2010, ALCO approved the adoption of Accounting NII, in place of Economic NII, for the measurement, monitoring, and disclosure of interest rate risk. Accounting NII is the risk measure which is more directly comparable to our reported NII and is the measure we use to manage our interest rate risk. Certain interest rate sensitive fee income and expense components are not included in Accounting NII, and they would not significantly affect the results. Our Accounting NII at December 31, 2010 and 2009 are presented in the table below.

        Our NII policy measure involves a simulation of "Earnings-at-Risk" (EaR) in which we estimate the earnings impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon, given our projected balance sheet profile. However, during the first quarter of 2010, under RCC delegated authority to approve temporary changes to risk measurement, the -200 basis points parallel scenario was replaced with a -100 basis points parallel scenario. This change reflects the low probability associated with rate reductions of 200 basis point in the current extremely low rate environment, and the acceptance of a scenario that better reflects historically low rate levels achieved in the past. The +200 basis point scenario was not changed. The RCC will monitor the rate environment and will consider restoring the -200 basis point measure in the future when deemed appropriate. Under the ALM Policy, the negative change in simulated Accounting NII in either the up or down scenarios is limited to a negative 4 percent change in NII as compared to a base case scenario that holds interest rates unchanged.

        Our EaR simulations use a 12-month projected balance sheet in order to model the impact of interest rate changes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management's outlook, and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using a calibrated 3rd party model that estimates prepayment speeds.

        At December 31, 2010, Accounting NII sensitivity was asset sensitive to parallel rate shifts. We caution that the extremely low current interest rate environment and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of NII less meaningful.

Accounting NII

(Dollars in millions)	December 31, 2010	December 31, 2009
+200 basis points	$108.8	$18.7
as a percentage of base case NII	4.75%	0.74%
-100 basis points	$(64.8)	$(57.2)
as a percentage of base case NII	(2.83)%	(2.27)%

        Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would improve Accounting NII. Alternatively, gradually lower short-term rates would contract Accounting NII. With regard to the curve shape, curve steepening would improve Accounting NII while curve flattening would slightly decrease Accounting NII.

        In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO guidelines. Our EVE-at-Risk at December 31, 2010, reflects a moderate but similar exposure to rising rates as compared to December 31, 2009. Additionally, our EVE-at-Risk shows moderate exposure to falling rates, due to the nature of a low rate environment.

        We believe that, together, our EaR and EVE simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results and value profile to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory evolve. Consequently, our simulation models cannot predict with any degree of certainty how rising or falling interest rates might impact net interest income. Actual and simulated results will differ to the extent there are variances between actual and assumed interest rate changes, balance sheet volumes and management strategies, among other factors. Key underlying assumptions include prepayment speeds on mortgage-related assets, changes in market conditions, loan volume and pricing, deposit volume and price sensitivity, customer preferences and cash flows and maturities of derivative financial instruments.

  ALM Activities

        During the first half of 2010, the Bank's interest rate risk profile became more asset sensitive primarily due to actions taken by ALCO to prepare for rising rates including terminating receive-fixed swaps and floors and repositioning the investment portfolio. During the second half of 2010, the Bank's asset sensitive rate risk profile moderated as certain faster repricing deposits were replaced with wholesale term funding and the effect of rising rates on anticipated deposit and mortgage behaviors. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

  ALM Securities

        At December 31, 2010 and 2009, our available for sale securities portfolio included $20.6 billion and $22.4 billion, respectively, of securities for ALM purposes. At December 31, 2010, approximately $5.4 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2010, we purchased $11.8 billion and sold $4.0 billion par value of securities, as part of our investment portfolio strategy, while $9.3 billion par value of ALM securities matured or were called.

        Based on current prepayment projections, the estimated ALM Securities portfolio's effective duration was 2.2 at December 31, 2010 and at December 31, 2009. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price decrease of approximately 2.2 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During 2010, the ALM derivatives portfolio partially decreased by $3.3 billion notional amount due to terminations of receive fixed interest rate swaps and LIBOR floor contracts offset by the addition of pay fixed interest rate swaps.

        The fair value of the ALM derivatives portfolio decreased primarily due to the termination of LIBOR floor contracts and the impact of the decline in interest rates on cap contracts and pay fixed rate swaps, which benefit from the expectation of higher future interest rates. The decrease was partially offset by the termination of receive fixed interest rate swaps. For additional discussion of derivative instruments and our hedging strategies, see Note 18 to our Consolidated Financial Statements included in this Form 10-K.

	December 31,
			Increase / (Decrease) From December 31, 2009 to December 31, 2010
(Dollars in millions)	2010	2009
Total gross notional amount of positions held for purposes other than trading	$5,500	$8,800	$(3,300)
Fair value of positions held for purposes other than trading:
Gross positive fair value	21	97	(76)
Gross negative fair value	—	12	(12)

Positive fair value of positions, net	$21	$85	$(64)

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

        We believe that the risks associated with these positions are conservatively managed. We utilize a combination of position limits, Value-at-Risk (VaR), and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within the maximum limit of $14 million established by Board policy for total trading positions. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

        The following table sets forth the average, high and low 10-day, 99 percent confidence level VaR for our trading activities for the years ended December 31, 2010 and 2009.

	December 31,
	2010			2009
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$0.3	$0.9	$0.1	$0.3	$1.4	$0.0
Securities	0.3	0.9	0.2	0.2	0.9	0.0
Interest Rate Derivatives	1.9	4.4	0.4	1.0	2.3	0.3

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

        As of December 31, 2010, we had $28.8 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels.

        As of December 31, 2010, we had $2.6 billion notional amount of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels.

        We market energy derivative contracts to existing energy industry customers, primarily oil and gas producers, in order to meet their hedging needs. All transactions are fully matched to offsetting (mirror) derivative contracts with third parties to remove our exposure to market risk, with income earned on the credit spread. As of December 31, 2010, we had $4.7 billion notional amount of energy derivative contracts with approximately half of these energy derivative contracts entered into as an accommodation for customers and the remaining half entered into as matching contracts to remove our exposure to market risk on our customer accommodation transactions.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2010 and 2009 and the change in fair value between December 31, 2010 and 2009.

	December 31,
			Increase / (Decrease) From December 31, 2009 to December 31, 2010
(Dollars in millions)	2010	2009
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$28,820	$25,227	$3,593
Foreign exchange contracts(1)	2,594	2,408	186
Equity contracts	1,313	254	1,059
Commodity contracts	4,679	3,405	1,274
Credit contracts	60	—	60

Total	$37,466	$31,294	$6,172

Fair value of positions held for trading purposes:
Gross positive fair value	$922	$649	$273
Gross negative fair value	897	632	265

Positive fair value of positions, net	$25	$17	$8

(1)
Excludes spot contracts with notional amounts of $0.4 billion and $0.3 billion at December 31, 2010 and 2009, respectively.

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

        In 2010, the federal bank regulators adopted an Interagency Policy Statement on Funding and Liquidity Risk Management, which sets forth the regulators' supervisory expectations for all insured depository institutions for management of funding and liquidity risk. Under the guidance of this policy statement, banks are expected, among other measures, to adopt and observe sound practices for liquidity risk management, ensure oversight through the board of directors or appropriate committees, conduct regular stress testing, monitor and effectively manage collateral positions, ensure diversification in funding sources, to develop a formal contingency funding plan that clearly sets out the institution's strategies for addressing liquidity shortfalls in emergency situations and to establish a monitoring framework for contingent events by using early-warning indicators and event triggers. The Bank's Board of Directors has approved a number of measures aimed at assuring compliance with the policy statement, including a formal ALM Policy with specific governance on liquidity risk management.

        Our primary sources of liquidity are core deposits (described below), our securities portfolio and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources, and we therefore maintain these sources primarily to meet our contingency funding needs.

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

        Total deposits declined $8.5 billion from $68.5 billion at December 31, 2009 to $60.0 billion at December 31, 2010 largely due to planned deposit declines resulting from targeted rate reductions. The decline in deposits was coupled with a decrease in wholesale funding of $0.1 billion from $8.9 billion at December 31, 2009 to $8.8 billion at December 31, 2010.

        Core deposits, which consist of total deposits excluding brokered deposits and time deposits of $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2010, our core deposits totaled $48.7 billion and our total loan-to-total deposit ratio was 80 percent.

        The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of December 31, 2010, the Bank had $3.0 billion of borrowings outstanding with the FHLB and the Bank had a remaining combined unused borrowing capacity of $17.8 billion from the FHLB and the FRB.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Capacity under repurchase agreements declined to $16.2 billion at December 31, 2010 from $17.1 billion at December 31, 2009.

  •
  The Bank has a $4.0 billion unsecured Bank Note Program. On December 16, 2010, the Bank issued $400 million of 3-year Senior Notes, resulting in remaining available funding under the Bank Note Program of $2.2 billion. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of December 31, 2010, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have any firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. The following table provides our credit ratings as of December 31, 2010.

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

        The following table presents, as of December 31, 2010, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 10 to our Consolidated Financial Statements included in this Form 10-K, and accrued interest payable, which is not significant.

	December 31, 2010
(Dollars in millions)	One Year or less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$8,639	$2,597	$561	$291	$12,088
Medium- and long-term debt(1)	875	3,224	708	700	5,507
Junior subordinated debt payable to subsidiary grantor trust(1)	—	—	—	13	13
Operating leases (premises)	73	138	110	206	527
Purchase obligations	39	16	4	2	61

Total debt and operating leases	$9,626	$5,975	$1,383	$1,212	$18,196

(1)
These interest bearing obligations are principally used to fund interest earning assets. As such, interest payments on contractual obligations were excluded from disclosed amounts as the potential cash outflows would have corresponding cash inflows from interest earning assets.

        The payment amounts in the above table represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Contractual obligations presented do not include $233 million of unrecognized income tax benefits, all of which has been paid.

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

        We enter into derivative contracts, which create contractual obligations, primarily as a financial intermediary for customers and, to some extent, for our own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value. Because neither the fair values of derivative assets and liabilities, nor their notional amounts, generally represent the amounts that would be paid upon settlement under these contracts, they are not included in the contractual obligations table above. For additional discussion of derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk" and Note 18 to our Consolidated Financial Statements included in this Form 10-K.

        The following table presents our significant commitments to fund as of December 31, 2010 and 2009.

	December 31,
(Dollars in millions)	2010	2009
Commitments to extend credit	$22,865	$21,771
Standby letters of credit	5,206	4,651
Commercial letters of credit	44	43
Commitments to fund principal investments	68	88
Commitments to fund LIHC investments	160	141
Commitments to fund CLO securities	12	9

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, we enter into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2010, the carrying value of our risk participations in bankers' acceptances and our standby and commercial letters of credit totaled $7 million. Estimated exposure to loss related to these commitments is included in the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        We are the fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, we guarantee a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, we receive guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds from the limited liability partnerships/corporations issuing the LIHC investments that reduce our ultimate exposure to loss. Our maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, which was $201 million as of December 31, 2010. We believe the risk that we would be required to pay investors for a yield deficiency is low, based on the continued performance of the underlying properties. We have a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception.

        We have rental commitments under long-term operating lease agreements, as reflected in the above table on contractual obligations.

        We guarantee our subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, we have no material obligation to be satisfied. As of December 31, 2010, we had no exposure to loss for these agreements.

        We conduct securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.6 billion and $1.9 billion at December 31, 2010 and 2009, respectively. The market value of the associated collateral was $1.6 billion and $2.0 billion at December 31, 2010 and 2009, respectively. At December 31, 2010, we had no exposure that would require us to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

        We occasionally enter into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. We become liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2010, the maximum exposure to loss under these contracts totaled $26 million.

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

Business Segments

        We have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in "Other." We have two reportable business segments: Retail Banking and Corporate Banking.

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

        We recorded $87 million of goodwill as a result of our second quarter 2010 FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais. Goodwill of $64 million and $23 million was assigned to the Retail Banking and Corporate Banking reportable business segments, respectively.

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology, the organizational changes that have occurred and the market view contribution.

	Retail Banking					Corporate Banking
	As of and for the Year Ended December 31,			2010 vs. 2009 Increase/(decrease)		As of and for the Year Ended December 31,			2010 vs. 2009 Increase/(decrease)
	2010	2009	2008	Amount	Percent	2010	2009	2008	Amount	Percent
Results of operations after performance center earnings (dollars in millions):
Net interest income (expense)	$1,054	$853	$797	$201	24%	$1,305	$1,174	$976	$131	11%
Noninterest income (expense)	273	284	303	(11)	(4)	536	464	492	72	16

Total revenue	1,327	1,137	1,100	190	17	1,841	1,638	1,468	203	12
Noninterest expense (income)	924	825	810	99	12	987	873	792	114	13
Credit expense (income)	27	28	27	(1)	(4)	272	333	194	(61)	(18)

Income (loss) from continuing operations before income taxes and including noncontrolling interests	376	284	263	92	32	582	432	482	150	35
Income tax expense (benefit)	147	111	101	36	32	133	83	113	50	60

Income (loss) from continuing operations including noncontrolling interests	229	173	162	56	32	449	349	369	100	29

Loss from discontinued operations before income taxes	—	—	—	—	—	—	—	—	—	—
Income tax benefit	—	—	—	—	—	—	—	—	—	—

Loss from discontinued operations	—	—	—	—	—	—	—	—	—	—

Net income (loss) including noncontrolling interest	229	173	162	56	32	449	349	369	100	29

Less: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$229	$173	$162	$56	32	$449	$349	$369	$100	29

Average balances (dollars in millions):
Total loans held for investment	$21,916	$21,159	$19,040	$757	4	$26,438	$29,616	$28,206	$(3,178)	(11)
Total assets	22,812	21,978	19,831	834	4	30,075	33,244	31,467	(3,169)	(10)
Total deposits	23,090	19,502	16,824	3,588	18	36,920	32,299	19,378	4,621	14
Financial ratios:
Risk adjusted return on capital	41%	32%	32%			15%	11%	13%
Return on average assets	1.00	0.79	0.82			1.49	1.05	1.17
Efficiency ratio(2)	69.50	72.43	73.52			50.25	50.01	51.15

	Other					Reconciling Items
	As of and for the Year Ended December 31,			2010 vs. 2009 Increase/(decrease)		As of and for the Year Ended December 31,
	2010	2009	2008	Amount	Percent	2010	2009	2008
Results of operations after performance center earnings (dollars in millions):
Net interest income (expense)	$133	$285	$320	$(152)	(53)%	$(68)	$(63)	$(42)
Noninterest income (expense)	180	39	36	141	362	(66)	(60)	(58)

Total revenue	313	324	356	(11)	(3)	(134)	(123)	(100)
Noninterest expense (income)	512	430	334	82	19	(51)	(40)	(39)
Credit expense (income)	(116)	754	295	(870)	(115)	(1)	(1)	(1)

Income (loss) from continuing operations before income taxes and including noncontrolling interests	(83)	(860)	(273)	777	90	(82)	(82)	(60)
Income tax expense (benefit)	(9)	(323)	(63)	314	97	(32)	(32)	(23)

Income (loss) from continuing operations including noncontrolling interests	(74)	(537)	(210)	463	86	(50)	(50)	(37)

Loss from discontinued operations before income taxes	—	—	(27)	—	—	—	—	—
Income tax benefit	—	—	(12)	—	—	—	—	—

Loss from discontinued operations	—	—	(15)	—	—	—	—	—

Net income (loss) including noncontrolling interest	(74)	(537)	(225)	463	86	(50)	(50)	(37)
Less: Net loss from noncontrolling interests(1)	19	—	—	19	nm	—	—	—

Net income (loss) attributable to UNBC	$(55)	$(537)	$(225)	$482	90	$(50)	$(50)	$(37)

Average balances (dollars in millions):
Total loans held for investment	$1,253	$(132)	$136	$1,385	nm	$(1,920)	$(1,653)	$(1,270)
Total assets	32,231	20,217	10,902	12,014	59	(1,941)	(1,673)	(1,292)
Total deposits	7,396	6,100	6,976	1,296	21	(1,802)	(1,306)	(44)
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	na	na	na
Efficiency ratio(2)	na	na	na

	UnionBanCal Corporation
	As of and for the Year Ended December 31,			2010 vs. 2009 Increase/(decrease)
	2010	2009	2008	Amount	Percent
Results of operations after performance center earnings (dollars in millions):
Net interest income (expense)	$2,424	$2,249	$2,051	$175	8%
Noninterest income (expense)	923	727	773	196	27

Total revenue	3,347	2,976	2,824	371	12
Noninterest expense (income)	2,372	2,088	1,897	284	14
Credit expense (income)	182	1,114	515	(932)	(84)

Income (loss) from continuing operations before income taxes and including noncontrolling interests	793	(226)	412	1,019	(451)
Income tax expense (benefit)	239	(161)	128	400	(248)

Income (loss) from continuing operations including noncontrolling interests	554	(65)	284	619	nm

Loss from discontinued operations before income taxes	—	—	(27)	—	—
Income tax benefit	—	—	(12)	—	—

Loss from discontinued operations	—	—	(15)	—	—

Net income (loss) including noncontrolling interest	554	(65)	269	619	nm
Less: Net loss from noncontrolling interests(1)	19	—	—	19	nm

Net income (loss) attributable to UNBC	$573	$(65)	$269	$638	nm

Average balances (dollars in millions):
Total loans held for investment	$47,687	$48,990	$46,112	$(1,303)	(3)
Total assets	83,176	73,766	60,908	9,410	13
Total deposits	65,604	56,595	43,134	9,009	16
Financial ratios:
Risk adjusted return on capital	na	na	na
Return on average assets	0.69%	(0.09)%	0.47%
Efficiency ratio(2)	66.18	66.34	64.24

(1)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).
(2)
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

        During 2010, net income of Retail Banking increased compared to 2009, resulting from a 24 percent increase in net interest income, partially offset by a 12 percent increase in noninterest expense. The increase in net interest income was primarily due to increased margin combined with the growth in loans and interest bearing deposits.

        Average asset growth for 2010 compared to 2009 was primarily driven by a 4 percent growth in average loans, mainly in residential mortgages.

        Average deposits increased 18 percent during 2010 compared to 2009. The key drivers for this increase include acquisition-related deposits and Retail Banking's strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management. Although average deposits increased, a planned deposit decline resulting from targeted rate reductions occurred in the latter part of 2010.

        Noninterest income decreased by 4 percent during 2010 compared to 2009 primarily due to lower overdraft fees resulting from a change in overdraft fee pricing, changes in consumer behavior, and the impact of changes to fee- related regulations. Noninterest expense increased by 12 percent during 2010 compared to 2009. This increase was primarily due to increased overhead allocation costs, staff costs and acquisition-related expenses.

        Retail Banking is comprised of the following major divisions: Community Banking and Consumer Lending.

  •
  the Community Banking Division serves its customers through 346 full-service branches in California and 53 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

    The Community Banking Division is organized geographically and serves its customers in the following ways:

    —
    through conveniently located banking branches and ATMs which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

    —
    through its call center and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

    —
    through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

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

Corporate Banking

        Corporate Banking offers a wide array of financial products to both middle market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance as well as general corporate and middle-market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a broad range of noncredit services, which include global treasury management solutions, foreign exchange and various interest rate risk and energy risk management products. These products are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes including numerous vertical industry niches such as U.S. correspondent banks and certain government entities. One of the primary strategies of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer's primary banks. Consistent with this strategy, Corporate Banking business units attempt to serve a large part of the targeted customers' credit and depository needs. The Corporate Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a "commercial bank." We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies. Competition in our principal markets may further intensify as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which, among other things, permits de novo branching into California by national banks, state banks and foreign banks from other states (see Part I, Item IA, "Risk Factors—Substantial competition could adversely affect us" in this Form 10-K for additional information about the Dodd-Frank Act).

        During 2010, net income of Corporate Banking increased 29 percent, compared to 2009, resulting from an 11 percent increase in net interest income mainly from higher margins on deposits and a 16 percent increase in noninterest income, partially offset by a 13 percent increase in noninterest expense. During 2010, average loans decreased 11 percent compared to 2009 primarily due to decreases in our commercial and industrial loan portfolio and real estate construction portfolio.

        During 2010, average deposits increased 14 percent compared to 2009. Interest bearing core deposits and money market deposits experienced significant growth as a result of long-term corporate deposit-gathering strategies, a "flight to quality" and entry into new business niches. These strategies provided funding from large institutional accounts, including brokerage firms. These relationships reflect execution of a business strategy to obtain deposits from brokerage and institutional clients. In addition, state and local government and Corporate Banking deposits experienced significant growth. Although average deposits increased, a planned deposit decline resulting from targeted rate reductions occurred in the latter part of 2010.

        Noninterest income increased 16 percent during 2010, compared to 2009, primarily due to higher capital distributions, trading income, merchant banking fees, and gains on the sale of private capital investments, partially offset by lower trust and deposit fees. Noninterest expense increased 13 percent during 2010 compared to 2009 primarily due to increased staff costs, low income housing amortization expense and contingency reserve expense.

        Corporate Banking initiatives continue to expand commercial and loan relationship strategies that include originating, underwriting and syndicating loans in core competency markets, such as in our West Coast commercial lending markets, as well as our national specialty markets including real estate, energy, equipment leasing and commercial finance.

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

  •
  the Real Estate Industries Division provides real estate lending products such as construction loans, commercial mortgages and bridge financing;

  •
  the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division also manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development;

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

  —
  Global Capital Markets helps to serve our customers with their foreign exchange, interest rate and energy risk management needs in addition to facilitating merchant and investment banking related transactions. The operating unit takes market risk when buying and selling securities, interest rate derivatives and foreign exchange contracts for its own account and accepts limited market risk when providing energy and equity derivative contracts, since a significant portion of the market risk for these products is offset with third parties. Additionally, the group's Equipment Leasing arm provides lease financing services to corporate customers; and

    —
    Institutional Services provides custody, corporate trust, and retirement plan services. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Institutional Services provides defined benefit services, including trustee services and investment management. The client base of Institutional Services includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations.

  Other

        Our net loss decreased by $482 million in 2010, compared to 2009, primarily due to a lower loan loss provision, and higher noninterest income; partially offset by lower net interest income.

        "Other" includes the following items:

  •
  the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S.;

  •
  the funds transfer pricing results for our entire company, which allocates to the other business segments their cost of funds on all asset categories and credit for funds on all liability categories;

  •
  Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to counter-balance the residual risk positions of our balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-K;

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

        The 2010 financial results were impacted by the following factors:

  •
  credit income of $116 million was due to the difference between the $182 million provision for loan losses calculated under our US GAAP methodology and the $298 million in expected losses for the reportable business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) decreased $152 million to $133 million compared to 2009 primarily due to a decrease in our average loans to deposits ratio from 87 percent to 73 percent. The transfer pricing credit paid on deposits presumes that the funds are fully invested in term interest earning assets and to the extent the funds are not fully invested, the transfer pricing center will experience a net interest expense;

  •
  noninterest income of $180 million, which includes a $105 million gain on the sale of ALM investment securities;

  •
  noninterest expense (income) of $512 million related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments. The increase in noninterest expense includes higher staff costs, facility expense, outside services and an asset impairment charge, partially offset by lower amortization related to our privatization transaction and a $65 million decrease in provision for losses on off-balance sheet commitments; and

  •
  income tax expense (benefit) of $(9) million was due to the difference between the $239 million or a 30 percent effective tax rate for our consolidated results and the actual tax expense calculated for reportable business segments (including reconciling items) of $248 million using the RAROC effective rate.

        The 2009 financial results were impacted by the following factors:

  •
  credit expense of $754 million was due to the difference between the $1,114 million provision for loan losses calculated under our US GAAP methodology and the $360 million in expected losses for the business segments, which utilizes the RAROC methodology;

  •
  net interest income (expense) of $285 million;

  •
  noninterest income (expense) of $39 million;

  •
  noninterest expense (income) of $430 million primarily related to residual costs of support groups and corporate activities not directly related to either of the two reportable business segments; and

  •
  income tax expense (benefit) of ($323) million was due to the difference between the ($161) million, or a 71 percent effective tax rate, for our consolidated results, and the actual tax expense calculated for the reportable business segments (including reconciling items) of $162 million using the marginal tax rate.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Interest Income
Loans	$2,266	$2,320	$2,550
Securities	547	455	416
Interest bearing deposits in banks	10	14	1
Federal funds sold and securities purchased under resale agreements	1	—	6
Trading account assets	2	1	5

Total interest income	2,826	2,790	2,978

Interest Expense
Deposits	290	408	639
Federal funds purchased and securities sold under repurchase agreements	—	—	48
Commercial paper	1	3	32
Other borrowed funds	3	19	108
Long-term debt	108	111	100

Total interest expense	402	541	927

Net Interest Income	2,424	2,249	2,051
Provision for Loan Losses	182	1,114	515

Net interest income after provision for loan losses	2,242	1,135	1,536

Noninterest Income
Service charges on deposit accounts	250	291	303
Trust and investment management fees	133	135	165
Trading account activities	111	74	55
Securities gains, net	105	24	—
Merchant banking fees	83	65	50
Card processing fees, net	41	32	32
Brokerage commissions and fees	40	34	39
Other	160	72	129

Total noninterest income	923	727	773

Noninterest Expense
Salaries and employee benefits	1,230	972	978
Net occupancy and equipment	252	233	216
Professional and outside services	199	159	150
Intangible asset amortization	124	162	45
Regulatory agencies	116	134	24
(Reversal of) provision for losses on off-balance sheet commitments	(14)	51	35
Other	465	377	449

Total noninterest expense	2,372	2,088	1,897

Income (loss) from continuing operations before income taxes and including noncontrolling interests	793	(226)	412
Income tax expense (benefit)	239	(161)	128

Income (loss) from continuing operations including noncontrolling interests	554	(65)	284

Loss from discontinued operations before income taxes	—	—	(27)
Income tax benefit	—	—	(12)

Loss from discontinued operations	—	—	(15)

Net Income (Loss) including Noncontrolling Interests	554	(65)	269
Deduct: Net loss from noncontrolling interests	19	—	—

Net Income (Loss) attributable to UnionBanCal Corporation (UNBC)	$573	$(65)	$269

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions)	December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$946	$1,198
Interest bearing deposits in banks (includes $11 at December 31, 2010 related to consolidated variable interest entities (VIEs))	217	6,585
Federal funds sold and securities purchased under resale agreements	11	443

Total cash and cash equivalents	1,174	8,226
Trading account assets:
Pledged as collateral	43	15
Held in portfolio	956	710
Securities available for sale:
Pledged as collateral	10	3
Held in portfolio	20,781	22,556
Securities held to maturity (Fair value: 2010, $1,560; 2009, $1,458)	1,323	1,228
Loans:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	46,584	47,220
FDIC covered loans	1,510	—

Total loans held for investment	48,094	47,220
Allowance for loan losses	(1,191)	(1,357)

Loans, net	46,903	45,863
Due from customers on acceptances	8	9
Premises and equipment, net	712	674
Intangible assets	457	561
Goodwill	2,456	2,369
FDIC indemnification asset	783	—
Other assets (includes $283 at December 31, 2010 related to consolidated VIEs)	3,491	3,384

Total assets	$79,097	$85,598

Liabilities
Deposits:
Noninterest bearing	$16,343	$14,559
Interest bearing	43,611	53,959

Total deposits	59,954	68,518
Federal funds purchased and securities sold under repurchase agreements	170	150
Commercial paper	745	889
Other borrowed funds	441	592
Trading account liabilities	774	539
Acceptances outstanding	8	9
Other liabilities (includes $2 at December 31, 2010 related to consolidated VIEs)	1,016	1,095
Long-term debt (includes $8 at December 31, 2010 related to consolidated VIEs)	5,598	4,226

Total liabilities	68,706	76,018

Commitments, contingencies and guarantees—See Note 22
Equity
UNBC Stockholder's Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136	136
Additional paid-in capital	5,198	5,195
Retained earnings	5,468	4,900
Accumulated other comprehensive loss	(677)	(651)

Total UNBC stockholder's equity	10,125	9,580
Noncontrolling interests	266	—

Total equity	10,391	9,580

Total liabilities and equity	$79,097	$85,598

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity

	UNBC Stockholder's Equity
(in millions, except shares)	Number of shares	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder's equity
BALANCE DECEMBER 31, 2007	157,559,521	$158	$1,154	$(1,203)	$4,912	$(283)	$—	$4,738

Comprehensive loss:
Net income—2008					269			269
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on cash flow hedges						60		60
Net change in unrealized losses on securities available for sale						(388)		(388)
Foreign currency translation adjustment						(2)		(2)
Pension and other benefits adjustment						(413)		(413)

Total comprehensive loss, net of tax								(474)
Capital contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)			1,000					1,000
Stock options exercised	2,307,005	2	107					109
Stock option payouts as a result of privatization			(173)					(173)
Restricted stock granted, net of forfeitures	20,198	—	—					—
Performance share and restricted stock units, and other share based compensation payouts as a result of privatization			(30)					(30)
Excess tax benefit—stock based compensation			61					61
Compensation expense—stock options			24					24
Compensation expense—restricted stock			41					41
Compensation expense—restricted stock units performance share units and other share-based compensation			18					18
Common stock repurchased				(2)				(2)
Common and treasury stock cancellation	(23,555,895)	(24)	(1,181)	1,205				—
Adjustments related to privatization			2,174	—		214		2,388
Dividends declared on common stock, $1.56 per share					(216)			(216)

Net change	(21,228,692)	(22)	2,041	1,203	53	(529)	—	2,746

BALANCE DECEMBER 31, 2008	136,330,829	$136	$3,195	$—	$4,965	$(812)	$—	$7,484

Comprehensive loss:
Net loss—2009					(65)			(65)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						(54)		(54)
Net change in unrealized losses on securities						57		57
Foreign currency translation adjustment						1		1
Net change in pension and other benefits						157		157

Total comprehensive income, net of tax								96
Capital contribution from Bank of Tokyo-Mitsubishi UFJ, Ltd.			2,000					2,000

Net change		—	2,000	—	(65)	161	—	2,096

BALANCE DECEMBER 31, 2009	136,330,829	$136	$5,195	$—	$4,900	$(651)	$—	$9,580

Cumulative effect from change in accounting for VIEs(1)							272	272
Cumulative effect from change in accounting for embedded credit derivatives, net of tax(2)					(5)	7		2
Comprehensive income:
Net income (loss)—2010					573		(19)	554
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges						(40)		(40)
Net change in unrealized losses on securities						51		51
Foreign currency translation adjustment						1		1
Net change in pension and other benefits						(45)		(45)

Total comprehensive income, net of tax								521
Compensation expense—restricted stock units			3					3
Other							13	13

Net change		—	3	—	568	(26)	266	811

BALANCE DECEMBER 31, 2010	136,330,829	$136	$5,198	$—	$5,468	$(677)	$266	$10,391

(1)
For additional information on the consolidated VIEs, refer to Note 7 to these consolidated financial statements.
(2)
For additional information on the change in accounting for embedded derivatives, refer to Note 18 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$554	$(65)	$269
Income (loss) from discontinued operations, net of taxes	—	—	(15)

Income (loss) from continuing operations, net of taxes, including noncontrolling interests	554	(65)	284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	182	1,114	515
(Reversal of) provision for losses on off-balance sheet commitments	(14)	51	35
Depreciation, amortization and accretion, net	234	155	144
Stock-based compensation—stock options and other share-based compensation	3	—	83
Deferred income taxes	84	(122)	(181)
Net gains on sales of securities	(105)	(24)	—
Net decrease (increase) in trading account assets	(274)	491	(613)
Net decrease (increase) in prepaid expenses	89	(433)	432
Net decrease (increase) in fees and other receivable	(95)	(30)	87
Net decrease (increase) in other assets	406	(302)	(511)
Net increase (decrease) in accrued expenses	143	(416)	494
Net increase (decrease) in trading account liabilities	221	(496)	684
Net increase (decrease) in other liabilities	(292)	(198)	275
Loans originated for resale	(14)	(65)	(428)
Net proceeds from sale of loans originated for resale	5	48	390
Excess tax benefit—stock-based compensation	—	—	(61)
Other, net	4	172	(402)
Discontinued operations, net	—	(6)	77

Total adjustments	577	(61)	1,020

Net cash provided by (used in) operating activities	1,131	(126)	1,304

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,407	5,295	15
Proceeds from matured and called securities available for sale	9,611	2,537	1,555
Purchases of securities available for sale and held to maturity	(12,083)	(23,295)	(1,937)
Proceeds from matured securities held to maturity	14	8	—
Purchases of premises and equipment, net	(139)	(101)	(95)
Net decrease (increase) in loans	577	1,864	(8,841)
Net cash acquired from acquisitions	272	—	—
Other, net	(8)	(1)	(6)
Discontinued operations, net	—	—	4

Net cash provided by (used in) investing activities	2,651	(13,693)	(9,305)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(11,452)	22,468	3,370
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	18	(23)	(1,459)
Net increase (decrease) in commercial paper and other borrowed funds	(296)	(6,880)	5,219
Capital contribution from the Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	—	2,000	1,000
Common stock repurchased	—	—	(2)
Proceeds from issuance of long-term debt	2,400	1,625	2,276
Repayment of long-term debt	(1,520)	(1,650)	—
Payments of cash dividends	—	—	(288)
Stock options exercised	—	—	171
Share-based compensation payouts as a result of privatization	—	—	(203)
Other, net	3	2	(3)
Change in noncontrolling interests	13	—	—
Discontinued operations, net	—	(2)	(97)

Net cash provided by (used in) financing activities	(10,834)	17,540	9,984

Net increase (decrease) in cash and cash equivalents	(7,052)	3,721	1,983
Cash and cash equivalents at beginning of year	8,226	4,505	2,522

Cash and cash equivalents at end of year	$1,174	$8,226	$4,505

Cash Paid During the Year For:
Interest	$401	$562	$939
Income taxes, net	(9)	210	237
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$3,225	$—	$—
Fair value of liabilities assumed	3,497	—	—
Securities available for sale transferred to securities held to maturity	—	1,144	—
Loans transferred to foreclosed assets (OREO)	105	66	33
Term borrowing—issued in current year, but settled after end of year	—	—	1,000

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

        On April 16 and 30, 2010, the Bank entered into Purchase and Assumption Agreements (Agreements) with the Federal Deposit Insurance Corporation (FDIC) to acquire certain assets and assume certain liabilities of Tamalpais Bank (Tamalpais) and Frontier Bank (Frontier), respectively. Pursuant to the Agreements, the Bank acquired $572 million and $2.9 billion of assets at fair value related to Tamalpais Bank and Frontier Bank, respectively. See Note 2 to these consolidated financial statements.

        On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company's issued and outstanding shares of common stock are owned by BTMU. Prior to the privatization transaction, BTMU owned approximately 64 percent of the Company's outstanding shares of common stock.

  Principles of Consolidation and Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of the Company, its subsidiaries and the variable interest entities (VIEs) in which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated. Results of operations for VIEs are included from the dates that the Company became the primary beneficiary. The Company accounts for investments over which it exerts significant influence using the equity method of accounting. Investments where the Company does not exert significant influence are accounted for at cost. Investments, both under the equity method of accounting and at cost, are included in other assets.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, allowance for credit losses (Note 4), acquired loans (Note 4), FDIC indemnification asset (Note 2), valuation of financial instruments (Note 17), other-than-temporary impairment (Note 3), hedge accounting (Note 18), pension obligations (Note 10), annual goodwill impairment analysis (Note 5) and income taxes (Note 12). Certain amounts for prior periods may have been reclassified to conform to current financial statement presentation.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

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

        There were no unrealized losses on trading account securities at December 31, 2010.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

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

        Debt securities with unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or if the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment writedown is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security, the Company must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts related to factors other than credit losses are recorded in other comprehensive income.

        Marketable equity securities are subject to testing for other-than-temporary impairment when there is a severe or sustained decline in market price below the amount recorded for that investment. The Company considers the issuer's financial condition, capital strength, and near-term prospects in assessing whether other-than-temporary impairment exists.

        Realized gains and losses on the sale of, and credit losses related to, other-than-temporary impairment on available for sale securities are included in noninterest income as securities gains (losses), net. The specific identification method is used to calculate realized gains and losses on sales.

        Securities available for sale that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement have been separately identified as pledged as collateral.

  Loans Held for Investment, Purchased Credit-Impaired Loans, Other Acquired Loans and Loans Held for Sale

        Loans held for investment are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees, related direct loan origination costs and fair value adjustments related to the Company's privatization transaction. Unearned income, deferred net fees and costs related to loans held for investment are recognized in interest income on an effective yield basis over the contractual loan term.

        Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or, for commercial, financial and industrial, construction and commercial mortgage loans, such loans have become contractually past due 90 days with respect to principal or interest. Consumer equity loans and one-to-four single family residential loans are placed on nonaccrual when these loans are delinquent 90 days or more, or in foreclosure. Interest accruals are continued for certain small business loans that are processed centrally, and consumer

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

installment loans. These loans are charged off or written down to their net realizable value based on delinquency time frames that range from 120 to 270 days, depending on the type of credit that has been extended. For commercial, financial and industrial, construction and commercial mortgage loans, interest accruals are also continued for loans that are both well-secured and in the process of collection. For this purpose, loans are considered well-secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status. For all loans, past due status is determined based on the contractual terms of the loan and the actual number of days since the last payment date.

        When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loan is considered to be fully collectible on a timely basis. However, the Company's policy also allows management to continue the recognition of interest income on certain commercial, financial and industrial, construction and commercial mortgage loans placed on nonaccrual status. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well-secured and in management's judgment are considered to be fully collectible but the timely collection of payments is in doubt. Although the accrual of interest is suspended, interest income is recognized as it is received.

        A troubled debt restructuring is a restructuring of a loan in which a concession is granted to a borrower experiencing financial difficulty. A loan is accounted for as a troubled debt restructured loan (TDR) if the Company, for reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or the waiving of certain financial loan covenants without corresponding offsetting compensation or additional support. The Company measures the impairment loss of a TDR using the methodology for individually impaired loans.

        Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

        Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income.

        Other acquired loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for other acquired loans as of the acquisition date. The difference between the acquisition date fair value and the expected cash flows is accreted to interest income over the remaining life of the other acquired loans when they are performing or upon prepayment.

        Loans held for sale, which are recorded in other assets, are carried at the lower of cost or fair value on an individual basis for commercial loans and on an aggregate basis for residential mortgage loans. Changes in value are recognized in other noninterest income. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Interest income is accrued principally on a simple interest basis.

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

  Allowance for Loan Losses

        The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, the specific allowance for impaired loans and the unallocated allowance. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—commercial segment, consumer segment, and FDIC covered loans. The Company furthers divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial, financial and industrial, construction, commercial mortgage, residential mortgage, consumer installment, consumer revolving lines of credit, and FDIC covered loans.

        The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for the commercial segment from a loss migration application based on grades for individual loans; such factors for individually graded credits are derived from a migration application that tracks historical losses over a period, such as an economic cycle, which management believes captures the inherent losses in the loan

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

portfolio. Pooled loan loss factors are used for the consumer segment, as well as for smaller balance commercial loans, which are part of the commercial segment; such pooled loan loss factors (for loans not individually graded) are based on expected net charge off ranges.

        Loan loss factors, which are used in determining the formula allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. Management estimates probable losses inherent in the portfolio based on a loss confirmation period. The loss confirmation period is the estimated average period of time between a material adverse event affecting the creditworthiness of a borrower and the subsequent recognition of a loss. Based upon the Company's evaluation process, management believes that, for the non-criticized, risk-graded loans, on average, losses are sustained approximately 10 quarters after an adverse event in the borrower's financial condition has taken place. For the criticized risk-graded loans, losses are measured based upon the remaining life of the loan. See definition of criticized credits in Note 4. For pool-managed credits, the loss confirmation period is generally four quarters.

        Furthermore, based on management's judgment, the Company's methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectability of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that management expects will impact the portfolio. Updates of the loss confirmation period are done when significant events cause management to reexamine data.

        Substantially all of the Company's FDIC covered loans are purchased credit-impaired loans. Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If the Company has probable decreases in expected cash flows to be collected after acquisition, the Company charges the provision for loan losses and establishes an allowance for loan losses.

        The Company individually evaluates for impairment larger nonaccruing commercial, financial and industrial, construction, and commercial mortgage loans. Residential mortgage and consumer loans are not individually evaluated for impairment unless they represent troubled debt restructurings. Loans are considered impaired when the individual evaluation of current information regarding the borrower's financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer and residential mortgage loans, which are evaluated on a pool basis. The Company's policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

        The unallocated allowance is composed of attribution factors, which are based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas and products of the Company, credit quality trends and risk identification, collateral values, loan volumes, underwriting standards and

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

concentrations, specific industry conditions within portfolio segments, recent loss experience in particular classes of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

        Significant risk characteristics considered in estimating the allowance for credit losses include the following:

  •
  Commercial, financial and industrial—industry specific economic trends and individual borrower financial condition

  •
  Construction and commercial mortgage loans—type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition

  •
  Residential mortgage and consumer—historical and expected future charge-offs, borrower's credit, property collateral, and loan characteristics

        Loans are charged off in whole or in part when they are considered to be uncollectible. For commercial, financial and industrial, construction and commercial mortgage loans, they are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. For residential mortgage and consumer loans, this is generally based on past due status as discussed above, as well as an evaluation of borrower creditworthiness and the value of any collateral. Recoveries of amounts previously charged off are recorded as a recovery to the allowance for loan losses.

  Allowance for Losses on Off-Balance Sheet Commitments

        The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loan commitments, standby letters of credit and commercial lines of credit that are not for sale. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses (see "Allowance for Loan Losses" above) and incorporates an assumption based upon historical information of likely utilization. The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense. Losses on off-balance sheet commitments are identified when exposures committed to customers facing difficulty are drawn upon, and subsequently result in charge offs.

  Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization, and fair value adjustments related to the Company's privatization transaction. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to forty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the estimated life of the improvement, whichever is shorter.

        Long-lived assets that are held are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined if the expected undiscounted future cash flows of a long-lived asset is lower than its carrying value. In the event of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

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

        Intangible assets that have indefinite lives are tested for impairment at least annually.

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

  FDIC Indemnification Asset

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, the Company entered into loss share agreements with the FDIC. The purchase and assumption and loss share agreements have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. At the date of the acquisition, the Company recorded estimated, provisional fair value amounts receivable under the loss share agreements as an indemnification asset. Subsequent to the acquisition, the indemnification asset is tied to the losses in the FDIC covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related FDIC covered loans and is the present value of the cash flows that the Company expects to collect from the FDIC under the loss share agreements. The difference between the present value and the undiscounted cash flows that the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

  Other Real Estate Owned

        Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is initially recorded at acquisition date fair value as established by a current appraisal, adjusted for disposition costs. Any write-down at the date of transfer is charged to the allowance for loan losses. OREO is measured at lower of cost or fair value. Subsequently, OREO values, recorded in other assets, are reviewed on an ongoing basis and subsequent decline in fair value is recognized as foreclosed asset expense in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Other Investments

        The Company invests in private capital investments which include direct investments in private companies and indirect investments in private equity funds. These investments are accounted for based on the cost or equity method of accounting depending on whether the Company has significant influence over the investee. These investments are initially recorded at cost. Under the equity method, the investment is adjusted for the Company's share of investee's net income or loss for the period. Under the cost method, dividends received are recognized in other noninterest income, and dividends received in excess of the investee's earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are evaluated for other-than-temporary impairment if events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. If an investment is determined to be impaired, it is written down to its current fair value. Fair value is estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the net asset value (NAV) of the fund. All of these investments are included within other assets and any other-than-temporary impairment is recognized in other noninterest income.

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

        The Company applies hedge accounting to certain of its derivatives. To qualify for hedge accounting, a derivative must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged. For both fair value hedges and cash flow hedges, any ineffectiveness (i.e., the amount, which

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

may arise during the hedging relationship, by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) is recognized in noninterest expense in the period in which it arises. For qualifying fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent effective, is completely offset with no impact on earnings. For qualifying cash flow hedges, the unrealized changes in fair value, to the extent effective, are recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans, deposit liabilities and borrowings are recognized in net interest income in the period in which the cash flow from the hedged item is recognized in earnings. The fair value of cash flow hedges related to forecasted transactions is recognized as an adjustment to the carrying value of the asset or liability in the period when the forecasted transaction occurs or in noninterest expense if the forecasted transaction no longer is expected to occur.

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

  Income Taxes

        The Company files consolidated federal, combined and separate state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes, rather than amounts reported on the Company's income tax returns. Interest income, interest expense and penalties pertaining to the settlement, or expected settlement, of prior years' tax issues are recognized in income tax expense. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws. Deferred tax assets are recognized when they meet a "more-likely-than-not" threshold. For tax positions that meet the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority is recognized.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

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

  Stock-Based Compensation

        The Company grants restricted stock units settled in American Depositary Receipts (ADRs) representing shares of common stock of the Company's indirect parent company, MUFG, to employees. Stock-based compensation is valued at fair value at the date of grant and is recognized in the Company's results of operations on a straight-line basis over the vesting period. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeitures experience.

  Business Combinations

        The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, the assets and liabilities acquired are recorded at fair value at the acquisition date, with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill. The recognition at the acquisition date of an allowance for loan losses on acquired loans was not carried over or recorded, as credit-related factors are now incorporated directly into the fair value of the loans.

  Recently Issued Accounting Pronouncements That Are Not Yet Effective

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

  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

        In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires expanded disclosures related to the credit quality of financing receivables and the related allowance for credit losses. The new disclosures require an aging of past due receivables and credit quality indicators at the end of each reporting period. This guidance also requires that new and existing disclosures be disaggregated by portfolio segment or class of financing receivable, including existing disclosures related to the allowance for credit losses, nonaccrual status and impairment. The guidance, related to disclosures as of the end of the reporting period, is effective as of December 31, 2010. Disclosures required under this guidance are included in Note 4 to these consolidated

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

financial statements. The guidance, related to disclosures about activity occurring during the reporting period, is effective beginning in January 1, 2011.

  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This guidance affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. Step 1 of the goodwill impairment test is amended so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it more likely than not that a goodwill impairment exists. The guidance is effective beginning January 1, 2011. Management believes that adopting this guidance will not have a material impact on the Company's financial position or results of operations.

  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

        In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This guidance temporarily delays new disclosure requirements for troubled debt restructuring activity. Without the delay, these disclosures would have been effective beginning January 1, 2011. The FASB plans to align the effective date for the new troubled debt restructuring disclosures with the effective date for the proposed revised criteria for the identification of a troubled debt restructuring that it is developing. This deferral was effective immediately upon issuance.

Note 2—Business Combinations

Frontier Bank:

        On April 30, 2010, the Bank entered into an Agreement with the FDIC to acquire certain assets and assume certain liabilities of Frontier, a Washington state-chartered commercial bank headquartered in Everett, Washington. This acquisition increased the Bank's market share in the Pacific Northwest. Frontier operated 50 locations in Washington and Oregon.

        Excluding the effects of purchase accounting adjustments, the Bank acquired total assets of $3.2 billion, including $2.7 billion in loans, $174 million of OREO and $79 million of securities available for sale. Additionally, the Bank assumed $2.5 billion of deposits and $372 million of borrowings and other liabilities. The assets were acquired at an 11 percent discount to Frontier's book value and the deposits were assumed without a premium. The Bank recorded a payable to the FDIC totaling $9 million, which is included in other liabilities on the consolidated balance sheet, for consideration of the net assets acquired (i.e., the net difference between the assets acquired and the liabilities assumed). This amount is payable within one year of the acquisition date and is outstanding at December 31, 2010.

        In connection with the acquisition, the Bank also entered into two loss share agreements with the FDIC—one for single-family residential mortgage loans and one for commercial loans, the related unfunded commitments and other covered assets. All acquired loans (FDIC covered loans) and OREO, totaling

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 2—Business Combinations (Continued)

$2.9 billion, are covered by loss share agreements (covered assets) between the FDIC and the Bank. Pursuant to the terms of these loss share agreements, the FDIC's obligation to reimburse the Bank for losses on the covered assets begins with the first dollar of loss incurred. The terms of the loss share agreements with respect to all covered assets provide for the FDIC to reimburse the Bank for 80 percent of covered losses, plus three months of foregone interest. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the loss share percentage at the time of recovery. The covered OREO is included in other assets on the consolidated balance sheet.

        The following table presents the covered assets and the estimated fair value at the acquisition date:

(Dollars in millions)	Amount Covered	Fair Value
Loans held for investment	$2,710	$1,535
OREO	174	153

Total covered assets	$2,884	$1,688

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

        The purchase and assumption and loss share agreements have specific and detailed compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC. The fair value of the loss share agreements was recorded as an indemnification asset at an estimated fair value of $856 million as of the acquisition date and is included on the consolidated balance sheet. The difference between the present value and the undiscounted cash flows that the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

        The contribution of the Frontier transaction to the Company's results of operations for the period May 1 to December 31, 2010 is as follows: total revenue (which consists of net interest income and noninterest income) of $93 million, noninterest expense of $50 million and income before income taxes of $43 million. These amounts include the accretion related to the covered assets and FDIC indemnification asset recorded during the period ended December 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 2—Business Combinations (Continued)

  Assets Acquired and Liabilities Assumed:

        The assets acquired and liabilities assumed were recorded at their estimated, provisional fair values on the acquisition date. During 2010, management reviewed and, where necessary, adjusted the acquisition date fair values. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition (defined as the measurement period). The assets and liabilities that continue to be provisional include, but are not limited to, loans, core deposit intangibles, OREO, the FDIC indemnification asset, the FDIC indemnification liability, and the residual effects that those adjustments would have on goodwill. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

        The following table presents the net assets acquired from Frontier and the estimated purchase accounting adjustments, which include the effects of measurement period adjustments that were applied to the acquisition date fair values (primarily FDIC covered loans) during 2010. These adjustments resulted in additional goodwill of $33 million.

(Dollars in millions)	Acquisition Date
Net assets acquired	$363
Purchase accounting adjustments:
FDIC covered loans	(1,175)
FDIC indemnification asset	856
Other assets/liabilities, net	(78)

Total purchase accounting adjustments	(397)

Fair value of net assets acquired	(34)
FDIC payable	(9)

Goodwill	$43

        The goodwill arising from the acquisition reflects the increased market share and related synergies that are expected to be gained. The goodwill was assigned to the Company's Retail Banking and Corporate Banking reportable business segments. See Note 5 to these consolidated financial statements for additional information on the goodwill allocation. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 2—Business Combinations (Continued)

        The following table reflects the estimated fair values of the assets acquired and liabilities assumed for the Frontier transaction on the acquisition date:

(Dollars in millions)	Acquisition Date
Assets:
Cash and due from banks	$36
Interest bearing deposits in banks	5
Federal funds sold	178

Total cash and cash equivalents	219
Securities available for sale	79
FDIC covered loans	1,535
Goodwill	43
Core deposit intangible	13
FDIC indemnification asset	856
FDIC covered OREO	153
Other assets	28

Total assets acquired	$2,926

Liabilities:
Deposits:
Noninterest bearing	$304
Interest bearing	2,184

Total deposits	2,488
Federal funds purchased and securities sold under repurchase agreement	2
Advances from FHLB	383
Other borrowed funds	1
Other liabilities	52

Total liabilities assumed	$2,926

        The following is a description of the methods used to determine the acquisition date fair values of significant assets and liabilities presented above.

  Loans

        Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was performing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates were not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs, and return requirements for comparable risk assets.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 2—Business Combinations (Continued)

  Other real estate owned

        OREO was measured at the estimated value that management expects to receive when the property is sold, net of related costs of disposal.

  FDIC indemnification asset

        The FDIC indemnification asset was measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to sell them. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. The expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC.

  Deposits

        The fair values used for the demand deposits, transaction accounts and savings deposits were, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

  Advances from the Federal Home Loan Bank

        The advances from FHLB were recorded at their estimated fair value, which was based on quoted prices supplied by the FHLB. Subsequent to the acquisition dates, all of these advances were repaid in full.

  Premises and equipment

        The Bank did not immediately acquire the banking facilities, including furniture, fixtures, and equipment, as part of the Agreement. However, the Bank subsequently exercised its option, and assumed certain premises leases and committed to purchase certain owned properties, furniture and equipment. Assets were leased from the FDIC on a month-to-month basis, until assumed. During the fourth quarter of 2010, the Bank purchased 31 premise properties (primarily branches) for $34 million from the FDIC related to the Frontier acquisition. Additionally, the Bank executed leases with the FDIC for three administrative buildings.

Tamalpais Bank:

        On April 16, 2010, the Bank entered into an Agreement with the FDIC to acquire certain assets and assume certain liabilities of Tamalpais. Tamalpais operated 7 branches in California. Excluding the effects of purchase accounting adjustments, the Bank acquired total assets of $617 million, including $498 million in loans, and assumed $421 million of deposits. Certain of the assumed deposits were acquired at a premium of 2 percent and the assets were acquired at a discount to Tamalpais' book value of 10 percent.

        In connection with the acquisition, the Bank also entered into two loss share agreements, which have terms similar to those contained in the Frontier transaction with the FDIC. At Tamalpais' acquisition date, covered assets totaled $506 million with a fair value of $373 million. The assets acquired and liabilities assumed were recorded at their estimated, provisional fair values on acquisition date. During the third and

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 2—Business Combinations (Continued)

fourth quarters of 2010, management reviewed and, where necessary, adjusted the acquisition date fair values. Management may further adjust the acquisition date fair values during the measurement period.

Note 3—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	December 31, 2010
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$—	$—	$150
Other U.S. government	6,689	75	—	6,764
Residential mortgage-backed securities—agency	12,743	138	125	12,756
Residential mortgage-backed securities—non-agency	710	4	32	682
State and municipal	25	1	—	26
Asset-backed and debt securities	369	5	1	373
Equity securities	40	1	1	40

Total securities available for sale	$20,726	$224	$159	$20,791

	December 31, 2009
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$300	$—	$—	$300
Other U.S. government	12,311	13	47	12,277
Residential mortgage-backed securities—agency	9,216	172	26	9,362
Residential mortgage-backed securities—non-agency	455	—	64	391
State and municipal	43	3	—	46
Asset-backed and debt securities	112	2	6	108
Equity securities	75	—	—	75

Total securities available for sale	$22,512	$190	$143	$22,559

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 3—Securities (Continued)

Securities Held to Maturity

	December 31, 2010
		Recognized in Other Comprehensive Income (OCI)			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,778	$—	$455	$1,323	$238	$1	$1,560

Total securities held to maturity	$1,778	$—	$455	$1,323	$238	$1	$1,560

	December 31, 2009
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,759	$—	$531	$1,228	$231	$1	$1,458

Total securities held to maturity	$1,759	$—	$531	$1,228	$231	$1	$1,458

        For securities held to maturity, the amount recognized in OCI reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization, while the amount not recognized in OCI reflects the incremental change in value after such transfer. Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less payments and any impairment previously recognized in earnings.

        For the years ended December 31, 2010, 2009 and 2008, interest income included $2 million, $4 million and $6 million, respectively, from non-taxable securities.

        The amortized cost, fair value and carrying value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, if applicable, with or without call or prepayment penalties.

Maturity Schedule of Securities

Securities Available for Sale

	December 31, 2010
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,575	$1,582
Due after one year through five years	5,666	5,744
Due after five years through ten years	1,037	1,070
Due after ten years	12,408	12,355
No stated maturity—equity securities	40	40

Total securities available for sale	$20,726	$20,791

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 3—Securities (Continued)

Securities Held to Maturity

	December 31, 2010
(Dollars in millions)	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$2	$2	$2
Due after one year through five years	143	112	135
Due after five years through ten years	1,414	1,065	1,243
Due after ten years	219	144	180

Total securities held to maturity	$1,778	$1,323	$1,560

        The proceeds from sales of securities available for sale, gross realized gains and gross realized losses are shown below. The specific identification method is used to calculate realized gains and losses on sales. The table below excludes losses from other-than-temporary impairment.

Securities

	December 31,
(Dollars in millions)	2010	2009	2008
Proceeds from sales	$4,407	$5,295	$15
Gross realized gains	113	27	—
Gross realized losses	—	—	—

Analysis of Unrealized Losses on Securities

        At December 31, 2010 and 2009, the Company's securities with a continuous unrealized loss position are shown below, separately for periods less than and greater than 12 months.

Securities Available for Sale

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$240	$—	6	$—	$—	—	$240	$—	6
Residential mortgage-backed securities—agency	6,320	125	237	35	—	2	6,355	125	239
Residential mortgage-backed securities—non-agency	140	1	16	165	31	11	305	32	27
State and municipal	1	—	4	—	—	2	1	—	6
Asset-backed and debt securities	110	—	11	22	1	4	132	1	15
Equity securities	5	1	2	—	—	2	5	1	4

Total securities available for sale	$6,816	$127	276	$222	$32	21	$7,038	$159	297

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 3—Securities (Continued)

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
Other U.S. government	$8,683	$47	106	$—	$—	—	$8,683	$47	106
Residential mortgage-backed securities—agency	2,928	25	61	233	1	28	3,161	26	89
Residential mortgage-backed securities—non-agency	—	—	—	362	64	17	362	64	17
State and municipal	1	—	2	1	—	6	2	—	8
Asset-backed and debt securities	27	2	3	63	4	9	90	6	12
Equity securities	—	—	—	—	—	2	—	—	2

Total securities available for sale	$11,639	$74	172	$659	$69	62	$12,298	$143	234

Securities Held to Maturity

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$—	$—	—	$1,558	$456	221	$1,558	$456	221

	December 31, 2009
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$104	$26	21	$1,354	$506	201	$1,458	$532	222

        At December 31, 2010, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity, and it is not more likely than not that the Company will have to sell the securities prior to recovery of amortized cost.

        The following describes the nature of the Company's investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

  Residential Mortgage-Backed Securities—Agency

        Agency residential mortgage-backed securities consist of securities guaranteed by a GSE such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not credit quality. As a result, the securities were not other-than-temporarily impaired at December 31, 2010.

  Residential Mortgage-Backed Securities—Non-Agency

        Non-agency residential mortgage-backed securities are issued by financial institutions with no guarantee from GSEs. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 3—Securities (Continued)

maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, an insignificant amount of impairment was recognized during the year ended December 31, 2010. With respect to the remaining portfolio at December 31, 2010, the Company expects to recover the entire amortized cost basis of these securities.

  Asset-Backed and Debt Securities

        Asset-backed and debt securities in a loss position at December 31, 2010 primarily consist of privately placed debt securities issued by power and utilities companies and commercial mortgage-backed securities. Expected cash flows of these debt securities are assessed to determine if the amortized cost basis of these securities is recoverable. Based on this assessment, an insignificant amount of impairment was recognized on commercial mortgage-backed securities during the year ended December 31, 2010.

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

        Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2010 to determine whether any of the unrealized losses related to CLOs were believed to be other-than-temporary, the Company expects to recover the entire amortized cost basis of these securities.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 3—Securities (Continued)

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At December 31, 2010, the Company had $5.4 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.2 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.4 billion) and to secure public and trust department deposits ($4.8 billion).

        At December 31, 2010 and 2009, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $12 million ($1 million of which has been repledged to cover short sales) and $443 million ($435 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

Note 4—Loans and Allowance for Loan and Credit Losses

        A summary of loans, net of unearned discount and deferred fees (costs) of $70 million and $53 million at December 31, 2010 and 2009, respectively, is as follows:

	December 31,
(Dollars in millions)	2010	2009
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$15,162	$15,258
Construction	1,460	2,429
Residential mortgage	17,531	16,716
Commercial mortgage	7,816	8,246
Consumer:
Installment	2,035	2,244
Revolving lines of credit	1,823	1,673

Total consumer	3,858	3,917
Lease financing	757	654

Total loans held for investment, excluding FDIC covered loans	46,584	47,220
FDIC covered loans	1,510	—

Total loans held for investment	48,094	47,220
Allowance for loan losses	1,191	1,357

Loans held for investment, net	$46,903	$45,863

        The Company evaluated loans acquired in the Frontier and Tamalpais transactions in accordance with accounting guidance related to loans acquired with deteriorated credit quality as of the acquisition date. Management elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance using the same methodology. The following table reflects the carrying value of loans,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

pursuant to accounting standards for purchased credit-impaired loans and other acquired loans, as of December 31, 2010:

	December 31, 2010
(Dollars in millions)	Purchased credit-impaired loans	Other acquired loans	Total
Commercial, financial and industrial	$356	$77	$433
Construction	220	2	222
Residential mortgage	81	—	81
Commercial mortgage	717	16	733
Consumer	20	21	41

Total FDIC covered loans	$1,394	$116	$1,510

        The acquired loans are referred to as "FDIC covered loans" as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. As of the respective acquisition dates, the total estimated fair value of the purchased credit-impaired loan portfolios of Frontier and Tamalpais subject to the loss share agreements was $1.7 billion, which represents the present value of expected cash flows from the portfolios. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimated credit losses in the acquired loan portfolio at the acquisition date.

        The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans as of the respective acquisition dates:

(Dollars in millions)	Acquisition Date
Contractually required payments including interest	$3,790
Nonaccretable difference	1,730

Cash flows expected to be collected (undiscounted)	2,060
Accretable yield	335

Fair value of purchased credit-impaired loans	$1,725

        The accretable yield for purchased credit-impaired loans was as follows for the year ended December 31, 2010:

(Dollars in millions)	December 31, 2010
Accretable yield, beginning of year	$—
Additions	335
Accretion	(86)
Reclassifications to nonaccretable difference during the period	(18)

Accretable yield, end of year	$231

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

        The carrying value and outstanding balance for the purchased credit-impaired loans as of the respective acquisition dates and at December 31, 2010 were as follows:

(Dollars in millions)	Acquisition Date	December 31, 2010
Total outstanding balance	$3,153	$2,829

Carrying value	$1,725	$1,394

        As of the respective acquisition dates, the contractually required payments receivable, including interest, for all other acquired loans was $270 million, the contractual cash flows not expected to be collected was $69 million, and the estimated fair value of the loans was $175 million. The difference between the acquisition date fair value and the expected cash flows is accreted to interest income over the remaining life of the other acquired loans when they are performing or upon prepayment. At December 31, 2010, all other acquired loans were on nonaccrual status.

        Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are and will continue to be subject to the Bank's internal credit review. A provision for loan losses is charged to earnings, as credit deterioration is noted subsequent to the respective acquisition dates, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans. At December 31, 2010, the allowance for loan losses on FDIC covered loans was $25 million, which consisted of a provision for FDIC covered loan losses not subject to FDIC indemnification of $8 million, and an increase in the allowance covered by FDIC indemnification of $17 million, representing exposure for losses expected to be recoverable under loss share agreements with the FDIC. There were no material charge-offs or recoveries related to FDIC covered loans during 2010. There were no significant sales or reclassifications of loans held for investment to loans held for sale during 2010, 2009 or 2008.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

        Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Allowance for loan losses, beginning of year	$1,357	$738	$403
Provision for loan losses, excluding FDIC covered loans	174	1,114	515
Provision for FDIC covered loan losses not subject to FDIC indemnification	8	—	—
Increase in allowance covered by FDIC indemnification	17	—	—
Other	1	4	(10)
Loans charged off	445	532	177
Recoveries of loans previously charged off	79	33	7

Net loans charged off	366	499	170

Allowance for loan losses, end of year	1,191	1,357	738
Allowance for losses on off-balance sheet commitments	162	176	125

Allowance for credit losses, end of year	$1,353	$1,533	$863

Components of allowance for loan losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$1,166	$1,357	$738
Allowance for loan losses on FDIC covered loans	25	—	—

Total allowance for loan losses	$1,191	$1,357	$738

        The following table shows the allowance for loans losses and related loan balances by portfolio segment as of December 31, 2010.

	December 31, 2010
(Dollars in millions)	Commercial segment	Consumer segment	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$112	$8	$—	$—	$120
Collectively evaluated for impairment	571	177	—	298	1,046
Purchased credit-impaired loans	—	—	25	—	25

Total allowance for loan losses	$683	$185	$25	$298	$1,191

Loans held for investment:
Individually evaluated for impairment	$572	$79	$26	$—	$677
Collectively evaluated for impairment	24,623	21,310	90	—	46,023
Purchased credit-impaired loans	—	—	1,394	—	1,394

Total loans held for investment	$25,195	$21,389	$1,510	$—	$48,094

        The Company maintains an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. The Company's methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, the specific allowance for impaired loans, the unallocated allowance and the allowance for off-balance sheet commitments.

        In the second quarter of 2010, the Company reduced the look-back period and adjusted the quantitative and qualitative factors to be more representative of the economic cycle that management expects will impact the portfolio. Management determined that a shorter and more recent look-back period used to determine loss factors for risk graded credits would better represent the current business cycle and more accurately estimate losses inherent in the current portfolio. Additionally, management updated the qualitative factors that are used to measure the impact of the economic environment, credit concentrations, portfolio trends and other external factors affecting the credit performance of the loan portfolio.

        During the first quarter of 2009, the loss confirmation period for residential mortgages, home equity loans and lines of credit products was updated to better reflect the impact of recent economic conditions on losses within these portfolios. This change resulted in a lower provision for credit losses in the first quarter of 2009. In addition, during the second quarter of 2009, the commercial loan portfolio loss factors were reduced based on past charge off experience over a slightly shorter economic time frame, and adjusted for an updated analysis of the severity of the economic cycle.

        Other than the above changes, there were no other significant changes during 2010, 2009 and 2008, in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the formula and specific or unallocated allowance for credit losses.

  Nonaccrual and Past Due Loans

        Nonaccrual loans, excluding FDIC covered loans, totaled $0.8 billion and $1.3 billion, at December 31, 2010 and 2009, respectively. There were $220 million and $21 million of troubled debt restructured (TDR) loans at December 31, 2010 and 2009, respectively. Loans 90 days or more past due and still accruing totaled $2 million and $5 million at December 31, 2010 and 2009, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

        The following table presents nonaccrual loans as of December 31, 2010 and 2009.

	December 31,
(Dollars in millions)	2010	2009
Commercial, financial and industrial	$115	$342
Construction	140	336
Residential mortgage	243	205
Commercial mortgage	329	414
Consumer:
Installment	12	10
Revolving lines of credit	10	10

Total consumer	22	20

Total nonaccrual loans, excluding FDIC covered loans	849	1,317
FDIC covered loans	116	—

Total nonaccrual loans	$965	$1,317

Troubled debt restructured loans that continue to accrue interest	$22	$4

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$198	$17

        The following table provides a summary of total TDRs, which include those that are on nonaccrual status and those that continue to accrue interest, as of December 31, 2010 and 2009.

	December 31,
(Dollars in millions)	2010	2009
Commercial, financial and industrial	$30	$6
Construction	—	1
Residential mortgage	79	14
Commercial mortgage	111	—
FDIC covered loans	—	—

Total troubled debt restructured loans	$220	$21

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

        The following table shows an aging of the balance of loans held for investment by class as of December 31, 2010.

	December 31, 2010
	Aging Analysis of Loans
						90 days or more past due and still accruing(1)
(Dollars in millions)	Current	30 to 89 days past due	90 days or more past due	Total past due	Total
Commercial, financial and industrial	$15,866	$22	$31	$53	$15,919	$2
Construction	1,378	41	41	82	1,460	—
Commercial mortgage	7,695	71	50	121	7,816	—
Residential mortgage	17,181	148	202	350	17,531	—
Consumer installment	2,033	9	11	20	2,053	—
Consumer revolving lines of credit	1,786	11	8	19	1,805	—

Total loans held for investment, excluding FDIC covered loans	$45,939	$302	$343	$645	$46,584	$2

(1)
Excludes loans totaling $312 million that are 90 days or more past due and still accruing, which consisted of FDIC covered loans accounted for in accordance with accounting standards for purchased credit-impaired loans.

  Credit Quality Indicators

        Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. Loans within the Company's commercial portfolio segment are classified as either pass or criticized. Criticized credits are those that are internally risk graded as special mention, substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

        The monitoring process for larger commercial, financial and industrial, construction and commercial mortgage loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent monitoring and oversight. These loans are reviewed to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, the Company may adjust the risk grade of the loan accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan's risk grade is reviewed. Such reviews are performed on a regular basis. Loan loss factors developed through the migration analysis application are applied to each risk grade and aggregated to estimate the allowance for both pass graded and criticized graded credits.

        The following table summarizes the loans, excluding $1.4 billion covered by FDIC loss share agreements, in the commercial portfolio segment monitored for credit quality based on internal ratings at December 31,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

2010. Amounts also exclude $635 million of small business loans, which are not individually rated, unamortized nonrefundable loan fees, and related direct loan origination costs.

	December 31, 2010
(Dollars in millions)	Commercial, financial and industrial	Construction	Commercial mortgage	Total
Pass	$13,982	$902	$6,205	$21,089
Criticized	1,235	623	1,526	3,384

Total	$15,217	$1,525	$7,731	$24,473

        The Company monitors the credit quality of its consumer segment based primarily on accrual status. The following table summarizes the loans in the consumer portfolio segment, excluding $122 million covered by FDIC loss share agreements, monitored for credit quality based on accrual status at December 31, 2010.

	December 31, 2010
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$17,288	$243	$17,531
Consumer installment	2,023	12	2,035
Consumer revolving lines of credit	1,813	10	1,823

Total	$21,124	$265	$21,389

Loan Impairment

        The Company's impaired loans generally include larger commercial, financial and industrial, construction, commercial mortgage, and TDRs where it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the value of an impaired loan is less than the recorded investment in the loan, a portion of the Company's allowance for loan losses is recorded as an impairment allowance.

        The following table shows information about impaired loans by class as of December 31, 2010.

	December 31, 2010
	Recorded Investment					Unpaid principal balance
(Dollars in millions)	With an allowance	Without an allowance	Total	Allowance for impaired loans	Average balance	With an allowance	Without an allowance
Commercial, financial and industrial	$110	$3	$113	$31	$210	$138	$10
Construction	134	5	139	15	301	162	6
Residential mortgage	79	—	79	8	40	79	—
Commercial mortgage	308	12	320	66	434	371	18

Total, excluding FDIC covered loans	$631	$20	$651	$120	$985	$750	$34
FDIC covered loans	1	25	26	—	5	11	45

Total	$632	$45	$677	$120	$990	$761	$79

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 4—Loans and Allowance for Loan and Credit Losses (Continued)

        The following table shows information about impaired loans as of December 31, 2009.

(Dollars in millions)	December 31, 2009
Impaired loans with an allowance	$1,266
Impaired loans without an allowance	51

Total impaired loans	$1,317

Allowance for impaired loans	$223

        Interest income recognized on impaired loans during 2010, 2009 and 2008 was $32 million, $10 million and $4 million, respectively. The average balances of impaired loans during 2010, 2009 and 2008 were $990 million, $1,139 million and $263 million, respectively.

  Related Party Loans

        In some cases, the Company makes loans to related parties, including its directors, executive officers, and their affiliated companies. Such loans are recorded in loans on the consolidated balance sheet. Related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at any time during the year totaled $8 million and $7 million at December 31, 2010 and 2009, respectively. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2010 and 2009, there were no loans to related parties that were charged off. Additionally, at December 31, 2010 and 2009, there were no loans to related parties that were nonperforming.

        The Company extended credit to BTMU, in the form of overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2010 and 2009.

Note 5—Goodwill and Other Intangible Assets

        As a result of the acquisition of certain assets and liabilities of Frontier and Tamalpais, the Company recorded goodwill and core deposit intangible assets totaling $87 million and $15 million, respectively. Goodwill of $64 million and $23 million was assigned to the Company's Retail Banking and Corporate Banking reportable business segments, respectively. The amount of goodwill recorded represents the residual difference in fair values of the assets acquired net of the liabilities assumed and the payable to the FDIC for the net assets acquired. The core deposit intangible assets will be amortized over approximately 10 years based upon the total economic benefits received. See Note 2 to these consolidated financial statements for information on the Company's business combinations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

  Goodwill

        The changes in the carrying amount of goodwill, which is reported on a continuing operations basis, during 2010 and 2009, are shown in the table below.

(Dollars in millions)	2010	2009
Goodwill, beginning of year	$2,369	$2,369
Acquisitions	87	—

Goodwill, end of year	$2,456	$2,369

Goodwill by reportable business segment and other:
Retail Banking	$1,217	$1,153
Corporate Banking	1,225	1,202
Other	14	14

Goodwill, end of year	$2,456	$2,369

        The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test as of April 1, 2010 was performed during the second quarter of 2010, and no impairment was recognized.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

  Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$636	$(347)	$289	$619	$(233)	$386
Trade name	109	(6)	103	109	(3)	106
Customer relationships	56	(11)	45	54	(6)	48
Other	11	(4)	7	10	(2)	8

Subtotal—intangibles with a definite useful life	812	(368)	444	792	(244)	548
Other intangibles with an indefinite useful life	13	—	13	13	—	13

Total intangibles	$825	$(368)	$457	$805	$(244)	$561

        Total amortization expense for 2010 and 2009 was $124 million and $162 million, respectively.

        Estimated future amortization expense at December 31, 2010 is as follows:

(Dollars in millions)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31,:
2011	$90	$3	$4	$2	$99
2012	72	3	4	1	80
2013	47	3	4	1	55
2014	34	3	3	1	41
2015	24	3	3	—	30
Thereafter	22	88	27	2	139

Total estimated amortization expense	$289	$103	$45	$7	$444

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 6—Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2010 and 2009, the amounts were as follows:

	December 31,
	2010			2009
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$134	$—	$134	$134	$—	$134
Premises	646	330	316	606	307	299
Leasehold improvements	311	212	99	287	190	97
Furniture, fixtures and equipment	741	578	163	694	550	144

Total	$1,832	$1,120	$712	$1,721	$1,047	$674

        Rental, depreciation and amortization expenses were as follows:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Rental expense of premises	$81	$69	$59
Less: rental income	10	12	11

Net rental expense	$71	$57	$48

Depreciation and amortization of premises and equipment	$99	$96	$88

        Future minimum lease payments at December 31, 2010 are as follows:

(Dollars in millions)
Years ending December 31,:
2011	$73
2012	70
2013	67
2014	59
2015	52
Thereafter	206

Total minimum operating lease payments	$527

Minimum rental income due in the future under subleases	$1

        The Company's leases are for land, branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may in certain cases contain renewal provisions and options to expand or contract space, terminate or purchase the leased premises at predetermined contractual dates. In addition, escalation clauses may exist,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 6—Premises and Equipment (Continued)

which are tied to either a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

        At December 31, 2010 and 2009, the Company had a liability of $6 million and $4 million, respectively, for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated. Additional obligations for hazardous material disposal and premise restoration are not estimable due to the uncertainty of disposal or lease termination dates.

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

        At December 31, 2010, $294 million in assets and $10 million in liabilities were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        During 2010, the Company recorded $34 million of expenses related to its consolidated VIEs. The expenses are included in other noninterest expense on the Company's consolidated statements of income.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 7—Variable Interest Entities (Continued)

  LIHC Unguaranteed Syndicated Investment Funds

        The Company is a sponsor and syndicator of low income housing tax credit investments. In these syndication transactions, the Company creates the investment funds, serves as the managing investor member, and sells limited investor member interests to third parties. The Company receives benefits through income from the structuring of these funds, servicing fees for managing the funds and, as an investor member, tax deductions and tax credits to reduce the Company's tax liability. As sponsor and managing member of the funds, the Company's activities include selecting, evaluating, structuring, negotiating and closing the fund investment in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. There is no single third-party investor with the power to remove the Company as managing member. In this role, the Company directs the activities that most significantly impact the fund's economic performance and receives benefits from the fund.

  LIHC Guaranteed Syndicated Investment Funds

        The Company also forms limited liability companies (LLCs), which in turn invest in low income housing tax credit operating partnerships. Interests in these funds are sold to third parties who pay a premium for a guaranteed return. The Company earns structuring fees from the sale of these funds and asset management fees. The Company also serves as the funds' non-member asset manager and guarantor. As sponsor and non-member asset manager of the funds, the Company's activities include selecting, evaluating, structuring, negotiating and closing investments in operating limited partnerships, as well as oversight of the ongoing operations of the fund portfolio. As guarantor, the Company guarantees a minimum rate of return throughout the investment term. There is no single third-party investor with the power to remove the Company as asset manager. In the Company's role as sponsor and asset manager, it directs the activities that most significantly impact the fund's economic performance. Separately, it has an obligation to absorb losses pertaining to its minimum rate of return guarantee to investors. For details of the guarantee, see Note 22 to these consolidated financial statements.

Unconsolidated VIEs in Which the Company has a Variable Interest

        The Company holds variable interests in other VIEs that it is not required to consolidate as it is not the primary beneficiary. In such cases, it does not hold the power, through its equity investments or otherwise, to direct the VIE's significant activities. The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at December 31, 2010. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying value of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	December 31, 2010
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$471	$18	$631
Renewable energy investments	300	—	300
Private capital investments	115	—	181

Total unconsolidated VIEs	$886	$18	$1,112

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 7—Variable Interest Entities (Continued)

  LIHC Investments

        The Company makes equity investments in various private investment partnership funds and limited partnerships that sponsor qualified affordable housing projects. As a limited partner and non-managing investor member in these operating partnerships, the Company is allocated tax credits and tax deductions from operating losses associated with the underlying properties. The power to direct the activities of the investments resides with the general partner and/or managing member of these partnerships. As a result, the Company does not consolidate these investments. These LIHC investments are accounted for under the equity or effective yield method and are reflected in other assets on the Company's consolidated balance sheet. The Company increases the LIHC investment carrying amount and recognizes a liability for all unconditional unfunded equity commitments. These liabilities are reflected in other liabilities on the Company's consolidated balance sheet. In addition, the Company has $160 million in off-balance sheet conditional unfunded commitments that may be drawn when specific conditions are achieved, including the completion of construction of low income housing units. These unfunded commitments are included in the maximum exposure to loss attributable to LIHC investments in the table above.

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

  Private Capital Investments

        The Company makes equity investments in various private capital investment funds either directly in privately held companies or indirectly through private equity funds. As a passive investor, the Company has no rights that provide the power to direct the activities of the investments. The power to identify and select the assets of the investments resides with the managing member or general partner of each direct and fund investment. These private capital investments are accounted for under either the cost or equity method and are reflected in other assets on the Company's consolidated balance sheet. In addition, the Company has off-balance sheet unfunded commitments of $66 million to provide additional liquidity as required by the funds. These unfunded commitments are reflected in the maximum exposure to loss attributable to private capital investments in the table above.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 8—Other Assets

  Private Capital and Other Investments

        The following table shows the balances of private capital and other investments as of December 31, 2010 and 2009.

	December 31,
(Dollars in millions)	2010	2009
Private capital and other investments:
Private capital investments—cost basis	$85	$119
Private capital investments—equity method	40	46
LIHC investments—guaranteed	157	186
LIHC investments—unguaranteed	316	319
Consolidated VIEs	283	—
Renewable energy investments	300	306

Total private capital and other investments	$1,181	$976

        The Company invests in the equity instruments of privately held companies with fund managers (general partners) through limited partnership interests. These investments are made directly in privately held companies (direct investments) or indirectly through private equity funds (fund investments). These investments are accounted for based on the cost or equity method depending on whether the Company has significant influence over the investee. The investments' fair value is estimated when events or conditions indicate that it is probable that the carrying value of the investment will not be fully recovered in the foreseeable future. Fair value is estimated based on the company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated as the net asset value (NAV) of the fund. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. If any of the factors used to determine fair value indicate that a recovery is unlikely or will not occur for a reasonable period of time, an other-than-temporary impairment is recorded. Based on this analysis, the Company recorded $6 million of other-than-temporary impairment on its private capital investments in 2010.

        The Company also invests in limited liability partnerships and other entities operating qualified affordable housing projects. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are accounted for under the equity method. These investments are tested quarterly for impairment. The Company had $1 million of other-than-temporary impairment on its unguaranteed LIHC investments during 2010.

        The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield. These investments are tested quarterly for impairment. The Company had no other-than-temporary impairment on its guaranteed LIHC investments in 2010. For details on the consolidated VIEs, see Note 7 to these consolidated financial statements.

        The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying value adjusted for the Company's share of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 8—Other Assets (Continued)

partnership net income and distributions received. These investments are tested annually for impairment, based on projected operating results and expected realizability of tax credits. The Company had no other-than-temporary impairment on its renewable energy investments in 2010.

  Other Real Estate Owned

        The Company records foreclosed assets at the lower of cost or fair value, less selling expenses. At December 31, 2010 and 2009, the value of foreclosed assets was $177 million and $33 million, respectively.

  FDIC Insurance

        At December 31, 2010 and 2009, the FDIC insurance prepaid balance was $231 million and $332 million, respectively.

Note 9—Deposits

        At December 31, 2010, the Company had $3.4 billion in interest bearing time deposits with a remaining term of greater than one year, of which $2.2 billion related to deposits of $100,000 and over. Maturity information for all interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in millions)	December 31, 2010
Due after one year through two years	$1,702
Due after two years through three years	894
Due after three years through four years	366
Due after four years through five years	196
Due after five years	291

Total	$3,449

Note 10—Employee Pension and Other Postretirement Benefits

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

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

        The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits plan as of December 31, 2010 and 2009.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2010	2009	2010	2009
Change in plan assets:
Fair value of plan assets, beginning of year	$1,527	$1,209	$155	$125
Actual return on plan assets	221	267	19	31
Employer contributions	100	100	12	12
Plan participants' contributions	—	—	5	4
Benefits paid	(53)	(49)	(19)	(17)

Fair value of plan assets, end of year	$1,795	$1,527	$172	$155

        The investment objective for the Company's Pension Plan and Other Benefits Plan is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The asset allocation strategy favors equities, with a target allocation of 65 percent in equity securities, 25 percent in debt securities, and 10 percent in real estate investments. Additionally, the Other Benefits Plan holds investments in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

allocation policy and taking into account the prevailing economic and regulatory climate and practices of other companies both within and outside our industry.

        The following table provides the fair value by level within the fair value hierarchy of the Company's period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 17 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Money market funds	$14	$—	$—	$14
U.S. Government securities	41	57	—	98
Corporate bonds	—	108	—	108
Equity securities	176	—	—	176
Real estate funds	—	—	110	110
Limited partnerships	—	65	4	69
Common collective funds	—	243	—	243
Mutual funds	976	—	—	976
Other	—	1	—	1

Total Plan Investments	$1,207	$474	$114	$1,795

	December 31, 2009
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Money market funds	$12	$—	$—	$12
U.S. Government securities	41	—	—	41
Corporate bonds	—	161	—	161
Equity securities	144	—	—	144
Real estate funds	—	—	52	52
Limited partnerships	—	97	—	97
Common collective funds	—	337	—	337
Mutual funds	681	—	—	681
Other	—	1	1	2

Total Plan Investments	$878	$596	$53	$1,527

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

	Level 3 Assets for year ended December 31, 2010
(Dollars in millions)	Real Estate Funds	Limited Partnership	Other	Total
Beginning balance—January 1, 2010	$52	$—	$1	$53
Unrealized gains (losses)(1)	12	—	—	12
Purchases, issuances, and settlements	46	4	(1)	49

Ending balance—December 31, 2010	$110	$4	$—	$114

	Level 3 Assets for year ended December 31, 2009
(Dollars in millions)	Real Estate Funds	Limited Partnership	Other	Total
Beginning balance—January 1, 2009	$79	$—	$—	$79
Unrealized gains (losses)(1)	(28)	—	—	(28)
Purchases, issuances, and settlements	1	—	1	2

Ending balance—December 31, 2009	$52	$—	$1	$53

(1)
There were no Level 3 plan assets sold during the year.

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Common collective funds	$—	$36	$—	$36
Mutual funds	98	—	—	98
Pooled separate account	—	38	—	38

Total Plan Investments	$98	$74	$—	$172

	December 31, 2009
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Common collective funds	$—	$33	$—	$33
Mutual funds	86	—	—	86
Pooled separate account	—	36	—	36

Total Plan Investments	$86	$69	$—	$155

        A description of the valuation methodologies used to determine the fair value of the Plans' assets included within the tables above is as follows:

  Money Market Funds

        Money market funds represent cash and maintain a constant NAV of $1. These money market funds are classified as Level 1 measurements based on unadjusted prices for identical securities in an active market.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

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

        U.S agency securities are fixed income securities and are valued by a third party pricing provider using secondary transactions in an active market for identical securities. These securities are classified as Level 2 measurements based on unadjusted prices for identical instruments in active markets.

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

  Real Estate Funds

        Real estate funds invest in real estate property with a focus on apartment complexes and retail shopping centers. The valuations of these investments require significant judgment due to the absence of quoted market prices, lack of liquidity and the scarcity of observable sales of similar assets. The values are estimated by adjusting the previous quarter's NAV for the current quarter's income and depreciation. These funds are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.

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

        Limited partnerships invest in real estate properties. These partnerships' value is estimated by adjusting the previous quarter's NAV for the current quarter's income and depreciation. These partnerships are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.

  Common Collective Funds

        Common collective funds invest in bonds of U.S. and foreign issuers and in equity securities of U.S. and foreign real estate companies. These funds are valued using the NAV of the fund at the end of the period. These

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

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

  Pooled Separate Account

        The pooled separate account is an investment with Hartford Life Company. The investment consists of four funds that mainly invest in U.S. agency guaranteed mortgage-backed securities, investment-grade bonds of U.S. issuers from diverse industries, and exchange traded equity securities of U.S. and foreign companies. These funds are valued using quoted market prices of the funds' underlying investments to derive the funds' NAV at the end of the period. The investment is comprised of equity securities and U.S. bonds. This investment is classified as a Level 2 measurement due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the NAV.

        The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2010 and 2009. In addition, the table sets forth the over/(under) funded status at December 31, 2010 and 2009. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2010	2009	2010	2009
Accumulated benefit obligation	$1,545	$1,304

Change in benefit obligation
Benefit obligation, beginning of year	$1,454	$1,454	$225	$218
Service cost	50	52	9	8
Interest cost	91	83	13	11
Plan participants' contributions	—	—	5	4
Actuarial loss (gain)	158	(86)	20	—
Medicare part D employer subsidy payments	—	—	1	1
Benefits paid	(53)	(49)	(19)	(17)

Benefit obligation, end of year	1,700	1,454	254	225
Fair value of plan assets, end of year	1,795	1,527	172	155

Over/(under) funded status	$95	$73	$(82)	$(70)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

        The following table illustrates the changes that were reflected in accumulated other comprehensive income during 2010, 2009 and 2008. The pension benefits table does not include the ESBPs.

	Pension Benefits		Other Benefits
(Dollars in millions)	Net Actuarial (Gain)/Loss	Prior Service Costs	Transition Assets	Net Actuarial (Gain)/Loss	Prior Service Costs (Credits)
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2007	$201	$—	$10	$55	$—
Arising during the year	629	—	—	64	—
Fair value adjustment amount related to the Company's privatization	(69)	—	(3)	(17)	—
Recognized in net income during the year	(9)	—	(2)	(3)	—

Balance, December 31, 2008	$752	$—	$5	$99	$—

Arising during the year	(213)	—	—	(21)	—
Recognized in net loss during the year	(12)	—	(1)	(7)	—

Balance, December 31, 2009	$527	$—	$4	$71	$—

Arising during the year	83	—	—	13	—
Recognized in net income during the year	(15)	—	(1)	(6)	—

Balance, December 31, 2010	$595	$—	$3	$78	$—

        At December 31, 2010 and 2009, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2010
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$3	$1	$2
Net actuarial loss	595	235	360	78	31	47
Prior service costs (credits)	—	—	—	—	—	—

Pension and other benefits adjustment	595	235	360	81	32	49

Executive Supplemental Benefits Plans
Net actuarial loss	16	6	10	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	16	6	10	—	—	—

Pension and other benefits adjustment	$611	$241	$370	$81	$32	$49

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2009
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$4	$2	$2
Net actuarial loss	527	208	319	71	27	44
Prior service costs (credits)	—	—	—	—	—	—

Pension and other benefits adjustment	527	208	319	75	29	46

Executive Supplemental Benefits Plans
Net actuarial loss	15	6	9	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	15	6	9	—	—	—

Pension and other benefits adjustment	$542	$214	$328	$75	$29	$46

        The Company does not expect to make any cash contributions for the Pension Plan in 2011.

  Estimated Future Benefit Payments and Subsidies

        The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
Years ending December 31,
2011	$63	$15	$1
2012	69	16	1
2013	75	17	1
2014	82	18	1
2015	89	19	1
Years 2016-2020	555	110	6

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

        The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009
Discount rate in determining net periodic benefit cost	6.25%	5.75%	6.00%	5.75%
Discount rate in determining benefit obligations at year end	5.75	6.25	5.25	6.00
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	8.00	8.00	8.00	8.00

	Pension Benefits			Other Benefits			Superannuation, SERP and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$50	$53	$51	$9	$9	$8	$1	$1	$1
Interest cost	90	83	78	13	11	11	4	3	3
Expected return on plan assets	(146)	(141)	(134)	(12)	(10)	(13)	—	—	—
Amortization of transition amount	—	—	—	2	1	2	—	—	—
Recognized net actuarial loss	15	12	9	5	7	3	1	2	2

Net periodic benefit cost	$9	$7	$4	$17	$18	$11	$6	$6	$6

        At December 31, 2010 and 2009, the following amounts were forecasted to be recognized in 2011 and 2010 net periodic benefit costs, respectively.

	Years ended December 31,
	2011		2010
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Transition liability	$—	$1	$—	$1
Net actuarial loss	40	6	13	6

Amounts to be reclassified from accumulated other comprehensive loss	$40	$7	$13	$7

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 10—Employee Pension and Other Postretirement Benefits (Continued)

        The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years ended December 31,
	2010	2009	2008
Healthcare cost trend rate assumed for next year	9.12%	9.38%	9.36%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2018	2018	2014

        The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	27	(24)

  Executive Supplemental Benefit Plans

        The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $66 million and $65 million at December 31, 2010 and 2009, respectively.

  Section 401(k) Savings Plans

        The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $27 million, $19 million and $20 million for the years ended December 31, 2010, 2009 and 2008, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 11—Other Noninterest Expense

        The detail of other noninterest expense is as follows.

	Years ended December 31,
(Dollars in millions)	2010	2009	2008
Software	$67	$63	$60
Low income housing credit investment amortization	60	49	41
Advertising and public relations	50	50	51
Communications	40	37	37
Privatization-related expense	6	46	91
Other	242	132	169

Total other noninterest expense	$465	$377	$449

Note 12—Income Taxes

        The following table is an analysis of the effective tax rate on continuing operations.

	Years Ended December 31,
	2010	2009	2008
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	6	1	11
Tax-exempt interest income	(1)	3	(1)
Tax credits	(10)	30	(14)
Unrecognized tax benefits	—	—	—
Other	—	2	—

Effective tax rate	30%	71%	31%

        The federal income tax rate for 2009 indicates an expected income tax benefit on the loss from continuing operations before taxes.

        The effective tax rate on discontinued operations for the year ended December 31, 2008 was 45 percent. There were no discontinued operations in 2010 and 2009. The effective tax rate on discontinued operations for 2008 was higher than the statutory rate due to the impact of the difference between the tax basis and the book basis of the insurance brokerage business, resulting in a higher tax benefit on the sale of the subsidiary.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 12—Income Taxes (Continued)

        The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Taxes currently payable:
Federal	$72	$(69)	$217
State	71	24	87
Foreign	12	6	5

Total currently payable	155	(39)	309

Taxes deferred:
Federal	78	(91)	(164)
State	6	(28)	(17)
Foreign	—	(3)	—

Total deferred	84	(122)	(181)

Total income tax expense (benefit) on continuing operations and including noncontrolling interests	239	(161)	128
Income tax expense (benefit) on discontinued operations	—	—	(12)

Total income tax expense (benefit)	$239	$(161)	$116

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 12—Income Taxes (Continued)

        The components of the Company's net deferred tax balances as of December 31, 2010 and 2009, which reflect the impact of the fair value adjustments related to the Company's privatization transaction in 2008, were as follows.

	December 31,
(Dollars in millions)	2010	2009
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$536	$614
Accrued income and expense	170	87
Unrealized losses on pension benefits	294	267
Unrealized net losses on securities available for sale	231	282
Unrealized net losses on cash flow hedges	15	—
Fair value adjustments for loans related to the Company's privatization	—	74
State taxes	—	—
Other	130	132

Total deferred tax assets	1,376	1,456
Deferred tax liabilities:
Leasing	596	508
Basis differences for premises and equipment	47	52
Intangible assets	89	219
Pension liabilities	322	326
Unrealized net gains on cash flow hedges	—	11
Fair value adjustments for loans	48	—
State taxes	8	31
Other	—	8

Total deferred tax liabilities	1,110	1,155

Net deferred tax asset	$266	$301

        Deferred tax assets as of December 31, 2010 include federal tax credit carry forwards of $48 million that expire after 2029. Deferred tax assets are evaluated for realization based on the expectation of future events, including the reversal of existing temporary differences and our ability to earn future taxable income. It is management's opinion that no valuation allowance is necessary because the tax benefits from the Company's deferred tax assets are expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future tax returns.

        The State of California requires the Company to elect to file the franchise tax returns as a member of a unitary group that includes either all worldwide operations of MUFG (worldwide election) or only U.S. operations of MUFG (water's-edge election). In 2010, the Company made a water's-edge election for its 2009 California tax return and such election is binding for seven years. The Company has reflected that election in its state income tax expense for both 2010 and 2009.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 12—Income Taxes (Continued)

        The changes in unrecognized tax benefits were as follows.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Balance, beginning of year	$202	$191	$138
Gross increases as a result of tax positions taken during prior periods	32	10	49
Gross decreases as a result of tax positions taken during prior periods	(1)	(2)	—
Gross increases as a result of tax positions taken during current period	—	3	4

Balance, end of year	$233	$202	$191

        Included in total unrecognized tax benefits as of December 31, 2010, 2009 and 2008 were $142 million, $131 million and $127 million, respectively, that, if recognized, would result in adjustments to other income tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $91 million, $71 million and $64 million at December 31, 2010, 2009 and 2008, respectively.

        Interest and penalties pertaining to unrecognized tax benefits are recognized in income tax expense. The Company did not recognize interest expense pertaining to unrecognized tax benefits during the year ended December 31, 2010, and recognized $3 million and $5 million of interest expense during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, 2009 and 2008, the Company had accrued zero, $1 million and $16 million of interest expense, respectively, and no penalties related to unrecognized tax benefits. The Company does not accrue interest income on income tax refunds until they are realized.

        In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments in excess of $1 million that are outstanding after May 31, 2009 for tax years beginning on or after January 1, 2003. During the second quarter of 2009, the Company filed amended tax returns and made payments of $187 million of tax and $44 million of interest with respect to tax positions taken in prior year worldwide unitary tax returns, which primarily involved the method of apportionment of worldwide income to California. The payments were made in order to protect the Company from potential penalties that may be asserted by the tax authorities. The Company has filed refund claims and intends to defend its positions. The payments did not affect the recognition or measurement of unrecognized state tax benefits and they had no impact on income tax expense.

        The Company does not expect any other material increases or decreases to unrecognized tax benefits during the next 12 months. However, the Company is subject to federal and state tax examinations, as well as ongoing litigation concerning our lease-in/lease-out (LILO) transactions. Therefore, the Company's estimate of unrecognized tax benefits is subject to change based on new developments and information. The Company's years open to examination are 2007 and forward for federal and 2004 and forward for California and most other state jurisdictions.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 13—Borrowed Funds

        The following is a summary of the major categories of borrowed funds:

	December 31,
(Dollars in millions)	2010	2009
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.15% and 0.07% at December 31, 2010 and 2009, respectively	$170	$150
Commercial paper, with weighted average interest rates of 0.22% and 0.16% at December 31, 2010 and 2009, respectively	745	889
Other borrowed funds:
Term federal funds purchased, with weighted average interest rates of 0.28% and 0.19% at December 31, 2010 and 2009, respectively	335	505
All other borrowed funds, with weighted average interest rates of 1.20% and 1.75% at December 31, 2010 and 2009, respectively	106	87

Total borrowed funds	$1,356	$1,631

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$576	$320
Average balance during the year	157	180
Weighted average interest rate during the year	0.12%	0.08%
Commercial paper:
Maximum outstanding at any month end	$962	$889
Average balance during the year	651	536
Weighted average interest rate during the year	0.21%	0.58%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$—	$850
Average balance during the year	3	349
Weighted average interest rate during the year	1.77%	1.16%
Term federal funds purchased:
Maximum outstanding at any month end	$730	$1,233
Average balance during the year	313	298
Weighted average interest rate during the year	0.23%	0.83%
Federal Reserve Bank Term Borrowings:
Maximum outstanding at any month end	$—	$3,500
Average balance during the year	—	1,156
Weighted average interest rate during the year	—%	0.29%
All other borrowed funds:
Maximum outstanding at any month end	$112	$117
Average balance during the year	165	125
Weighted average interest rate during the year	1.51%	6.71%

        In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. As of December 31, 2010, the Company had no amount outstanding under this facility.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 13—Borrowed Funds (Continued)

        At December 31, 2010, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 4 days. The commercial paper outstanding had a weighted average remaining maturity of 31 days.

        Other borrowed funds consist primarily of term federal funds purchased, which had a weighted average remaining maturity of 66 days at December 31, 2010.

Note 14—Long-Term Debt

        The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2010	December 31, 2009
Senior debt:
Fixed rate Federal Home Loan Bank Advances. These notes bear a combined weighted-average rate of 1.72% and 2.93% at December 31, 2010 and 2009, respectively	$3,000	$2,001
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% and 0.33% at December 31, 2010 and 2009, respectively	500	500
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.50% and 0.45% at December 31, 2010 and 2009, respectively	500	500
Fixed rate 2.125% notes due December 2013	399	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	—
Subordinated debt:
Fixed rate 5.25% notes due December 2013	422	435
Fixed rate 5.95% notes due May 2016	756	777
Junior subordinated debt payable to subsidiary grantor trust:
Fixed rate 10.875% notes due March 2030	10	10
Fixed rate 10.60% notes due September 2030	3	3

Total long-term debt	$5,598	$4,226

  Senior Debt

        The Bank borrows periodically from the Federal Home Loan Bank of San Francisco (FHLB) on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or floating interest rate. The floating rates are tied to the 3-month LIBOR plus a spread, reset every 90 days. At December 31, 2010, the $3.0 billion in FHLB advances had a weighted average remaining maturity of approximately 29 months.

        As of December 31, 2010 and 2009, the Company had pledged loans and securities of $33.9 billion and $38.0 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and FHLB.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 14—Long-Term Debt (Continued)

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

        On December 16, 2010, the Bank issued $400 million in aggregate principal amount of 2.125 percent Senior Bank Notes due 2013 (the Senior Notes). The Senior Notes were issued to purchasers at a price of 99.752 percent, resulting in proceeds to the Bank, after dealer discount, of $399 million. The Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The Senior Notes bear interest of 2.125 percent per annum payable on the 16th of June and December of each year, with the first interest payment on June 16, 2011. The Senior Notes mature on December 16, 2013. The net proceeds from the sale of the Senior Notes will be used by the Bank for general corporate purposes in the ordinary course of its business.

        The Senior Notes were issued as part of a $4 billion Bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing the Senior Notes, there is $2.2 billion available for issuance under the program.

  Subordinated Debt

        On December 8, 2003, the Company issued $400 million of ten-year long-term subordinated debt due on December 16, 2013. For the year ended December 31, 2010, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 5.37 percent. The notes are junior obligations to the Company's existing and future outstanding senior indebtedness.

        At issuance, the Company had converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring effectiveness under US GAAP. In the first quarter of 2009, the $400 million notional swaps were terminated and not replaced. The Company received $52 million in cash, which was treated as a deferred gain and is being recognized over the remaining contractual life of the subordinated debt. At December 31, 2010, the carrying value of the $400 million subordinated debt included a deferred gain of $22 million. The weighted average interest rate, including the impact of the hedge interest, the amortization of the deferred gain and the deferred issuance costs, was 2.09 percent for the year ended December 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 14—Long-Term Debt (Continued)

        On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11. For the year ended December 31, 2010, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs and the fair value adjustment related to the Company's privatization transaction, was 6.75 percent. The subordinated notes are junior obligations to the Bank's existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

        At issuance, the Bank had converted $700 million of its 5.95 percent fixed rate notes to a floating rate by utilizing interest rate swaps, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. By the first quarter of 2009, the total of $700 million notional swaps had been terminated and not replaced. The Bank received a total of $135 million in cash for these terminations, which were treated as deferred gains and are being recognized over the remaining contractual life of the subordinated debt. At December 31, 2010, the carrying value of the $700 million subordinated debt included the deferred gain of $73 million. After including the impact of the amortization of the discount, the deferred issuance costs, the deferred gains, and the fair value adjustment related to the Company's privatization transaction, the weighted average interest rate of the subordinated notes was 2.78 percent for the year ended December 31, 2010.

        Both fixed rate subordinated debt issuances qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the Company's and the Bank's total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. As of December 31, 2010 and 2009, $0.8 billion and $0.9 billion, respectively, of the notes qualified as risk-based capital for the Company. As of both December 31, 2010 and 2009, $0.7 billion of the notes qualified as risk-based capital for the Bank.

        Provisions of the subordinated notes restrict the Company's ability to engage in mergers, consolidations and transfers of substantially all assets.

  Junior subordinated debt payable to subsidiary grantor trust

        On March 23, 2000, Business Capital Trust I issued $10 million preferred securities to the public and common securities to the Company. The proceeds of such issuances were invested by Business Capital Trust I in $10 million aggregate principal amount of the Company's 10.875 percent debt securities due March 8, 2030 (the Trust Notes). The Trust Notes represent the sole asset of Business Capital Trust I. The Trust Notes mature on March 8, 2030, bear interest at the rate of 10.875 percent, payable semi-annually, and are redeemable by the Company at a premium (with premium declining each year) beginning on or after March 8, 2010 through March 7, 2020, plus any accrued and unpaid interest to the redemption date. On or after March 8, 2020, the Trust Notes are redeemable by the Company at 100 percent of the principal amount.

        Holders of the preferred and common securities are entitled to cumulative cash distributions at an annual rate of 10.875 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.438 percent of the liquidation amount beginning on or after March 8, 2010 through March 7, 2020, plus any accrued and unpaid interest to the redemption date. On or after

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 14—Long-Term Debt (Continued)

March 8, 2020, the preferred securities are redeemable at 100 percent of the principal. Business Capital Trust I exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

        On September 7, 2000, MCB Statutory Trust I completed an offering of 10.6 percent preferred securities of $3 million to the public. The proceeds of such issuance were invested by MCB Statutory Trust I in $3 million aggregate principal amount of the Company's 10.6 percent debt securities due September 7, 2030 (the Trust Notes). The Trust Notes represent the sole assets of MCB Statutory Trust I. The Trust Notes mature on September 7, 2030, bear interest at the rate of 10.6 percent, payable semi-annually and are redeemable by the Company at a premium (with premium declining each year) beginning on or after September 7, 2010 through September 6, 2020, plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the Trust Notes are redeemable by the Company at 100 percent of the principal amount.

        Holders of the preferred securities and common securities are entitled to cumulative cash distributions at an annual rate of 10.6 percent of the liquidation amount of $1,000 per capital security. The preferred securities are subject to mandatory redemption upon repayment of the Trust Notes and are callable at a premium (with premium declining each year) at 105.3 percent of the liquidation amount beginning on or after September 7, 2010 through September 6, 2020, plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the preferred securities are redeemable at 100 percent of the principal amount. MCB Statutory Trust I exists for the sole purpose of issuing the preferred securities and investing the proceeds in the Trust Notes issued by the Company.

        The weighted average interest rate for all Trust Notes was 9.54 percent and 6.93 percent for the years ended December 31, 2010 and 2009, respectively.

Note 15—Management Stock Plans

UnionBanCal Corporation Stock Bonus Plan (Stock Bonus Plan)

        Effective as of April 27, 2010, the Company adopted the Stock Bonus Plan. Under the Stock Bonus Plan, the Company grants restricted stock units settled in American Depositary Receipts (ADRs) representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the Stock Bonus Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions.

        Under the Stock Bonus Plan, the restricted stock unit participants do not have dividend rights, voting rights or other stockholder rights. The grant date fair value of these awards is equal to the closing price of the MUFG ADRs on date of grant.

        On November 15, 2010, the Company granted 3,995,505 restricted stock units under the Stock Bonus Plan to certain key employees, with a grant date fair value of $4.72 per unit and pro-rata vesting for the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 15—Management Stock Plans (Continued)

majority of the restricted stock units on April 15, 2011, 2012 and 2013. During 2010, there were 41,320 restricted stock units forfeited and 10,595 restricted stock units vested. Compensation cost for these restricted stock units is being recognized over the period during which the employees are required to provide service. The Company recognized $3 million of compensation cost, which includes the impact of estimated forfeitures, with a corresponding tax benefit of $1 million. As of December 31, 2010, there was $16 million unrecognized compensation cost, which is expected to be recognized over 3 years, related to the 3,943,590 restricted stock units outstanding.

Management Stock Plans prior to Privatization Transaction in 2008

        See Note 1 to these consolidated financial statements for information on the Company's privatization transaction. On November 4, 2008, all outstanding awards under the management stock plans were canceled in exchange for the right to receive the cash value of those awards. These plans were terminated in December 2008, and no additional awards were granted under these plans in 2009 and 2010.

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

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2010, the Company's most significant concentration of credit risk within its securities portfolio was with U.S. Government agencies and GSEs. At December 31, 2010, the Company's credit exposure included a concentration of available for sale securities issued by U.S. Government agencies and securities guaranteed by GSEs, which totaled $19.5 billion. At December 31, 2010, the Company also held $682 million of private label mortgage-backed securities available for sale.

        The Company's most significant concentration of credit risk within its loan portfolio includes residential real estate mortgage loans, loans made to the real estate industry sector, primarily to construction companies and real estate developers and operators, loans made to the power and utilities sector, and loans made to the oil and gas sector. At December 31, 2010, the Company had $17.5 billion in residential mortgage loans, primarily in California, and $8.0 billion, $3.3 billion, and $3.1 billion in loans made to the real estate industry sector, power and utilities sector, and oil and gas sector, respectively. The Company also had an additional $1.5 billion, $5.4 billion, and $3.0 billion in unfunded commitments to extend credit to customers in the real estate industry, power and utilities, and oil and gas sectors, respectively.

Note 17—Fair Value Measurement and Fair Value of Financial Instruments

  Fair Value Hierarchy

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  liquidity and overall economic and market conditions. Private equity and CRA investment measurements are generally classified as Level 3.

  OREO:    OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals and is generally classified as Level 3.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, by major category and by valuation hierarchy level.

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$43	$—	$—	$—	$43
Other U.S. government	68	—	—	—	68
State and municipal	—	42	—	—	42
Commercial paper	—	34	—	—	34
Foreign exchange derivative contracts	1	42	—	(10)	33
Commodity derivative contracts	—	234	—	(58)	176
Interest rate derivative contracts	3	593	—	(42)	554
Equity derivative contracts	—	50	—	(1)	49

Total trading account assets	115	995	—	(111)	999
Securities available for sale:
U.S. Treasury	150	—	—	—	150
Other U.S. government	6,764	—	—	—	6,764
Residential mortgage-backed securities—agency	—	12,756	—	—	12,756
Residential mortgage-backed securities—non-agency	—	682	—	—	682
State and municipal	—	19	7	—	26
Asset-backed and debt securities	—	373	—	—	373
Equity securities	39	—	1	—	40

Total securities available for sale	6,953	13,830	8	—	20,791
Other assets:
Interest rate hedging contracts	—	21	—	(2)	19

Total other assets	—	21	—	(2)	19

Total assets	$7,068	$14,846	$8	$(113)	$21,809

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$48	$—	$(13)	$36
Commodity derivative contracts	—	233	—	(51)	182
Interest rate derivative contracts	—	551	—	(60)	491
Equity derivative contracts	—	50	—	—	50
Credit derivative contracts	—	—	14	—	14
Securities sold, not yet purchased	1	—	—	—	1

Total trading account liabilities	2	882	14	(124)	774
Other liabilities	—	—	36		36

Total liabilities	$2	$882	$50	$(124)	$810

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2009
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$15	$—	$—	$—	$15
Other U.S. government	28	—	—	—	28
State and municipal	—	25	—	—	25
Commercial paper	—	75	—	—	75
Derivatives	2	648	—	(68)	582

Total trading account assets	45	748	—	(68)	725
Securities available for sale:
U.S. Treasury	300	—	—	—	300
Other U.S. government	12,277	—	—	—	12,277
Residential mortgage-backed securities—agency	—	9,362	—	—	9,362
Residential mortgage-backed securities—non-agency	—	391	—	—	391
State and municipal	—	40	6	—	46
Asset-backed and debt securities	—	108	—	—	108
Equity securities	74	—	1	—	75

Total securities available for sale	12,651	9,901	7	—	22,559
Other assets(2)	—	97	—	(68)	29

Total assets	$12,696	$10,746	$7	$(136)	$23,313

Liabilities
Trading account liabilities:
Derivatives	$2	$631	$—	$(102)	$531
Securities sold, not yet purchased	8	—	—	—	8

Total trading account liabilities	10	631	—	(102)	539
Other liabilities(2)	—	12	—	(10)	2

Total liabilities	$10	$643	$—	$(112)	$541

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)
Other assets and liabilities include nontrading derivatives.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009. Level 3 available for sale securities at December 31, 2010 and 2009 primarily consist of community redevelopment bonds. These bonds were carried at cost, which approximates fair value. There were no transfers in (out) of Level 1, 2, and 3 during 2010.

Securities Available for Sale

	For the Year Ended December 31,
(Dollars in millions)	2010	2009
Balance, beginning of year	$7	$1,203
Total losses included in other comprehensive income	—	(55)
Purchases, sales, issuances and settlements	1	3
Transfers in (out) of Level 3(1)	—	(1,144)

Balance, end of year	$8	$7

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—

(1)
The CLO portfolio was transferred out of Level 3 during the first quarter of 2009 as a result of the reclassification from available for sale to held to maturity. Held to maturity securities are not measured at fair value on a recurring basis and therefore are not subject to this fair value disclosure requirement.

	For the Year Ended December 31, 2010
(Dollars in millions)	Trading Liabilities	Other Liabilities
Balance, beginning of year	$—	$39
Cumulative effect from change in accounting for embedded credit derivatives	14	—
Total gains included in income before taxes	—	(3)

Balance, end of year	$14	$36

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$(3)

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010 and 2009 that were still held on the consolidated balance sheet as of the respective

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2010
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Year Ended December 31, 2010
Loans:
Impaired Loans	$393	$—	$—	$393	$(104)
Other Assets:
OREO	77	—	—	77	(22)
Private Equity Investments	12	—	—	12	(6)
LIHC Investments	9	—	—	9	(1)
Other	—	—	—	—	(30)

Total	$491	$—	$—	$491	$(163)

	December 31, 2009
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3	Loss for the Year Ended December 31, 2009
Securities:
Held to Maturity Investments	$4	$—	$—	$4	$(3)
Loans:		—	—	—	—
Loans Held for Sale	9	—	9	—	(6)
Impaired Loans	590	—	—	590	(284)
Other Assets:		—	—	—	—
OREO	16	—	—	16	(6)
CRA Investments	7	—	—	7	(8)
Private Equity Investments	41	—	—	41	(15)
LIHC Investments	6	—	—	6	(2)

Total	$673	$—	$9	$664	$(324)

        Loans include residential mortgage and commercial loans held for sale measured at the lower of cost or fair value and individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. At December 31, 2010, the Company had no commercial loans designated as held for sale. The fair value of fixed-rate residential mortgage loans was determined using whole loan forward prices obtained from GSEs. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

        Other assets consist of private equity investments, CRA-related investments and LIHC investments that were written down to fair value due to impairment, and OREO that was measured at the lower of cost or fair value, net of cost of disposal. The fair value of OREO was primarily based on independent appraisals and the fair value of the LIHC investment was based on the sum of the value of the remaining tax credits and the value of the underlying collateral obtained based on market comparables. Other includes an asset impairment charge that was taken during the fourth quarter of 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        Private equity investments with a total fair value of $12 million at December 31, 2010 relate to four funds that invest in the communications and media, middle market and real estate industries. The fair value of these investments was estimated using NAV. There was $1 million in unfunded commitments related to these investments included in the above nonrecurring fair value table at December 31, 2010.

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

        Loans:    The fair value of FDIC covered loans was estimated using a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, term of loan, performance status and current discount rates. The fair values of mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other types of loans were estimated based upon the type of loan and maturity. The fair value of these loans was determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 17—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

        Other borrowed funds:    The fair values of Federal Reserve Bank term borrowings, FHLB borrowings and term federal funds purchased were estimated using a discounted cash flow calculation that applies current market rates for applicable maturities. The carrying values of other short-term borrowed funds were assumed to approximate their fair value due to their limited duration.

        Long-term debt:    The fair value of senior and subordinated debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes. The fair value of junior subordinated debt payable to subsidiary grant trust was estimated using market quotes of similar securities.

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$1,323	$1,560	$1,228	$1,458
Loans held for investment, net of allowance for loan losses(1)	46,164	46,231	45,214	44,916
FDIC indemnification asset	783	750	—	—
Liabilities
Interest bearing deposits	43,611	43,610	53,959	53,970
Other borrowed funds	441	441	592	592
Long-term debt	5,598	5,669	4,226	4,193

(1)
Excludes lease financing, net of related allowance.

        Off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are excluded from the above table. These instruments generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This totaled $298 million and $305 million at December 31, 2010 and 2009, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

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

        In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Derivatives. This guidance limits the scope exception for embedded credit derivatives in securitized financial assets and clarifies when embedded credit derivatives should be evaluated for bifurcation. Upon the July 1, 2010 adoption of this guidance, the Company recorded a $5 million decrease to retained earnings and a related increase to accumulated other comprehensive income of $7 million as a cumulative effect adjustment.

        The tables below present the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of December 31,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 18—Derivative Instruments (Continued)

2010 and 2009. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	December 31, 2010
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$5,500	Other assets	$21	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3,011	Trading account assets	$43	Trading account liabilities	$49
Commodity contracts	4,679	Trading account assets	234	Trading account liabilities	233
Interest rate contracts	28,820	Trading account assets	596	Trading account liabilities	551
Equity contracts	1,313	Trading account assets	50	Trading account liabilities	50
Credit contracts	60		—	Trading account liabilities	14

Total derivatives not designated as hedging instruments	$37,883		$923		$897

	December 31, 2009
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$8,800	Other assets	$97	Other liabilities	$12

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2,702	Trading account assets	$23	Trading account liabilities	$27
Commodity contracts	3,405	Trading account assets	166	Trading account liabilities	168
Interest rate contracts	25,227	Trading account assets	447	Trading account liabilities	424
Equity contracts	254	Trading account assets	14	Trading account liabilities	14

Total derivatives not designated as hedging instruments	$31,588		$650		$633

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At December 31, 2010, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $19 million. At December 31, 2010, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2010, the Company would have been required to provide collateral of $19 million to settle these contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 18—Derivative Instruments (Continued)

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

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the variability in those payments due to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging strategies include the utilization of purchased floor, cap, collars and corridor options and interest rate swaps. At December 31, 2010, the weighted average remaining life of the currently active cash flow hedges was approximately 3 years.

        The Company uses $1.0 billion notional amount of interest rate swaps to hedge interest rate variability of a forecasted fixed rate debt issuance in the first half of 2011. The swaps are accounted for as a cash flow hedge and the Company expects to terminate the swaps when the debt is issued. Upon termination of the swaps, any unrealized gain or loss on these swaps will be amortized into interest expense over the life of the debt.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 18—Derivative Instruments (Continued)

        The Company uses purchased interest rate caps to hedge the variable interest cash flows associated with 1-month or 3-month LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap's strike rate.

        The Company uses interest rate swaps to hedge interest rate variability of LIBOR based borrowings. The swaps are accounted for as a cash flow hedge. Payments received (or paid) under the swap contract offset fluctuations in borrowing interest expense caused by changes in the relevant LIBOR index. As such, these instruments hedge all fluctuations in the borrowings' interest expense caused by changes in the relevant LIBOR index.

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

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness or hedge components excluded from the assessment of hedge effectiveness are recognized in noninterest expense in the period in which they arise. At December 31, 2010, the Company expects to reclassify approximately $24 million of net losses from accumulated other comprehensive income to net interest income during the twelve months ending December 31, 2011. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 18—Derivative Instruments (Continued)

        The following table presents the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the years ended December 31, 2010 and 2009.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
(Dollars in millions)	2010	2009	Location	2010	2009	Location	2010	2009
Derivatives in cash flow hedging relationships
			Interest income	$62	$125	Noninterest
Interest rate contracts	$(3)	$36	Interest expense(1)	—	—	expense(1)	$—	$—

Total	$(3)	$36		$62	$125		$—	$—

(1)
Amounts recognized were less than $1 million.

  Fair Value Hedges

  Hedging Strategy for Subordinated Debt and Fixed Rate Securities

        In the third quarter of 2010, the Company hedged $967 million of fixed rate available for sale securities. The Company entered into $967 million of interest rate swaps to hedge the change in fair value of certain fixed rate debt securities available for sale. In the fourth quarter of 2010, the fixed rate securities were sold, and the hedges were terminated. The changes in value of the fixed rate securities and swaps are recorded to securities gains (losses), net and hedge ineffectiveness is recorded to noninterest expense.

        In the first quarter of 2009, the Company terminated all of its interest rate swaps, which were previously used to hedge subordinated debt. The notional amount of the terminated swaps was $950 million. These swaps were not replaced. As a result of the termination, the Company received $168 million in cash, which is treated as a deferred gain and recognized over the remaining life of the subordinated debt.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 18—Derivative Instruments (Continued)

        The following table presents the amount and location of the net gains and losses as reported in the consolidated statement of income for derivative instruments classified as hedging instruments and the related hedged item for the years ended December 31, 2010 and 2009.

		Gain or (Loss) Recognized
(Dollars in millions)	Location	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Fair Value Interest Rate Contract	Securities gains (losses), net	$(3)	$—
Fixed Rate Securities	Securities gains (losses), net	3	—
Fair Value Interest Rate Contract	Interest expense	—	(5)
Fixed Rate Subordinated Debt	Interest expense	—	5
Hedge Ineffectiveness	Noninterest expense	—	—

Total		$—	$—

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

        The following table presents the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading and derivatives used as economic hedges for the years ended December 31, 2010 and 2009.

	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in millions)	Location	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Trading Derivatives and Economic Hedges:
Interest rate contracts	Trading account activities	$40	$8
Foreign exchange contracts	Trading account activities	30	34
Commodity contracts	Trading account activities	7	6
Equity contracts	Trading account activities	15	2

Total		$92	$50

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

        Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $446 million and $424 million at December 31, 2010 and 2009, respectively.

        As of December 31, 2010 and 2009, loans of $33.7 billion and $37.8 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and FHLB, to secure public and trust department deposits, and for repurchase agreements as required by contract or law. See Note 3 to these consolidated financial statements for the carrying values of securities that were pledged as collateral.

        The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 20 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2010, $494 million remained outstanding on 27 Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment lease assets pledged by Bankers Commercial Corporation.

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

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2010, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio. Furthermore,

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 20—Regulatory Capital Requirements (Continued)

management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

        The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes
(Dollars in millions)	Amount	Ratio	Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2010:
Total capital (to risk-weighted assets)	$9,685	15.01%	≥	$5,161	≥	8.0%
Tier 1 capital (to risk-weighted assets)	8,029	12.44	≥	2,581	≥	4.0
Leverage(1)	8,029	10.34	≥	3,106	≥	4.0
As of December 31, 2009:
Total capital (to risk-weighted assets)	$9,203	14.54%	≥	$5,064	≥	8.0%
Tier 1 capital (to risk-weighted assets)	7,485	11.82	≥	2,532	≥	4.0
Leverage(1)	7,485	9.45	≥	3,169	≥	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

	Actual		For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio	Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2010:
Total capital (to risk-weighted assets)	$8,866	13.85%	≥	$5,119	≥	8.0%	≥	$6,399	≥	10.0%
Tier 1 capital (to risk-weighted assets)	7,377	11.53	≥	2,560	≥	4.0	≥	3,840	≥	6.0
Leverage(1)	7,377	9.55	≥	3,089	≥	4.0	≥	3,861	≥	5.0
As of December 31, 2009:
Total capital (to risk-weighted assets)	$8,686	13.73%	≥	$5,062	≥	8.0%	≥	$6,327	≥	10.0%
Tier 1 capital (to risk-weighted assets)	7,207	11.39	≥	2,531	≥	4.0	≥	3,796	≥	6.0
Leverage(1)	7,207	9.05	≥	3,184	≥	4.0	≥	3,980	≥	5.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 21—Other Comprehensive Income (Loss)

        The following table presents the change in each of the components of other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2008:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$181	$(71)	$110
Reclassification of fair value adjustment	(20)	8	(12)
Less: accretion of fair value adjustment	4	(1)	3
Less: reclassification adjustment for net gains on hedges included in net income	(83)	32	(51)

Net change in unrealized gains on hedges	82	(32)	50

Securities available for sale:
Unrealized holding losses arising during the year on securities available for sale	(639)	251	(388)
Reclassification for fair value adjustment(2)	274	(108)	166
Less: accretion of fair value adjustment	(3)	1	(2)

Net change in unrealized losses on securities	(368)	144	(224)

Foreign currency translation adjustment	(3)	1	(2)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	2	(1)	1
Recognized net actuarial loss	14	(6)	8
Pension and other benefits arising during the year	(699)	277	(422)
Reclassification for fair value adjustment	96	(36)	60

Net change in pension and other benefits(1)	(587)	234	(353)

Net change in accumulated other comprehensive loss	$(876)	$347	$(529)

For the Year Ended December 31, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$36	$(14)	$22
Less: accretion of fair value adjustment	13	(5)	8
Less: reclassification adjustment for net gains on hedges included in net income	(138)	54	(84)

Net change in unrealized gains on hedges	(89)	35	(54)

Securities:
Unrealized holding gains arising during the year on securities available for sale	20	(8)	12
Reclassification adjustment for net gains on securities available for sale included in net income	28	(11)	17
Less: accretion of fair value adjustment on securities available for sale	(12)	5	(7)
Less: accretion of fair value adjustment on held to maturity securities	(20)	8	(12)
Less: accretion of net unrealized losses on held to maturity securities	77	(30)	47

Net change in unrealized losses on securities	93	(36)	57

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	(1)	—
Recognized net actuarial loss	21	(8)	13
Pension and other benefits arising during the year	237	(93)	144

Net change in pension and other benefits(1)	259	(102)	157

Net change in accumulated other comprehensive loss	$265	$(104)	$161

For the year ended December 31, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(3)	$1	$(2)
Less: accretion of fair value adjustment	3	(1)	2
Less: reclassification adjustment for net gains on hedges included in net income	(65)	25	(40)

Net change in unrealized gains on hedges	(65)	25	(40)

Securities:
Cumulative effect from change in accounting for embedded credit derivatives	11	(4)	7
Unrealized holding gains arising during the year on securities available for sale	127	(50)	77
Reclassification adjustment for net gains on securities available for sale included in net income	(105)	41	(64)
Less: accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Less: accretion of fair value adjustment on held to maturity securities	(26)	10	(16)
Less: accretion of net unrealized losses on held to maturity securities	92	(36)	56

Net change in unrealized losses on securities	95	(37)	58

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	2	(1)	1
Recognized net actuarial loss	21	(7)	14
Pension and other benefits arising during the year	(98)	38	(60)

Net change in pension and other benefits(1)	(75)	30	(45)

Net change in accumulated other comprehensive loss	$(43)	$17	$(26)

(1)
For further information, see Note 10 to these consolidated financial statements.
(2)
The fair value adjustment related to the Company's privatization transaction was reclassified into additional paid-in-capital within stockholder's equity.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 21—Other Comprehensive Income (Loss) (Continued)

        The following table presents the change in accumulated other comprehensive income (loss) balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Securities Available For Sale	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$23	$(129)	$1	$(178)	$(283)
Change during the year	50	(224)	(2)	(353)	(529)

Balance, December 31, 2008	$73	$(353)	$(1)	$(531)	$(812)
Change during the year	(54)	57	1	157	161

Balance, December 31, 2009	$19	$(296)	$—	$(374)	$(651)
Change during the year	(40)	58	1	(45)	(26)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)

Note 22—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's significant commitments.

	December 31,
(Dollars in millions)	2010	2009
Commitments to extend credit	$22,865	$21,771
Standby letters of credit	5,206	4,651
Commercial letters of credit	44	43
Commitments to fund principal investments	68	88
Commitments to fund LIHC investments	160	141
Commitments to fund CLO securities	12	9

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2010, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $7 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 22—Commitments, Contingencies and Guarantees (Continued)

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

        The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of December 31, 2010, the Company's maximum exposure to loss under these guarantees is limited to a return of investor capital and minimum investment yield, or $201 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At December 31, 2010, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company's LIHC investments that were consolidated, refer to Note 7 to these consolidated financial statements.

        The Company has rental commitments under long-term operating lease agreements. For detail of these commitments, see Note 6 to these consolidated financial statements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.6 billion at December 31, 2010 and the market value of the associated collateral was $1.6 billion. As of December 31, 2010, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 22—Commitments, Contingencies and Guarantees (Continued)

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2010, the maximum exposure to loss under these contracts totaled $26 million.

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
 Note 23—Transactions with Affiliates

        The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2010, 2009 and 2008, such transactions included, but were not limited to, participation, servicing and remarketing of loans and leases, establishment of an asset-backed liquidity facility, purchase and sale of acceptances, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services. The Company also maintains traditional correspondent bank accounts. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. As of December 31, 2010, the Company had no outstanding balance under this facility. In 2008, the Company recorded interest expense of $4 million relating to the borrowings under the unsecured revolving credit facility and other correspondent bank accounts. The Company did not record such interest expense in 2010 and 2009 as there was no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features.

        Some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement. A similar arrangement for services rendered to BTMU, which is paid by the Company, is also reimbursed by BTMU. Additionally, BTMU reimbursed the Company for expenditures incurred for a Basel II project. The Company has undertaken this project to support the Japan Financial Services Agency (JFSA) requirement that requires subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent's consolidated risk-weighted assets to also comply with Basel II. The Company meets such requirements. The Company incurred Basel II project-related expenditures which were reimbursable by BTMU, of $29 million, $31 million and $20 million in 2010, 2009 and 2008, respectively.

        In September 2009, the Company received a $2.0 billion capital contribution from BTMU. The contribution was made to provide the Company with additional capital to offset potential future credit losses consistent with a highly adverse economic scenario.

        At December 31, 2010 and 2009, the Company had derivative contracts totaling $0.7 billion and $0.5 billion in notional balances, respectively, with $10 million and $17 million in net unrealized losses with BTMU and its affiliates in 2010 and 2009, respectively. In 2010 and 2009, the Company recorded income of $16 million and $6 million and expenses of $4 million and $3 million, respectively, for fees and revenue

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 23—Transactions with Affiliates (Continued)

sharing arrangements. Additionally, the Company recorded expenses of $6 million, $5 million and $4 million relating to facility and staff training arrangements in 2010, 2009 and 2008, respectively.

        The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2010, the Company had no exposure to loss for these agreements.

Note 24—Business Segments

        The Company has three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in "Other." The Company has two reportable business segments: Retail Banking and Corporate Banking.

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

        "Other" is comprised of certain non-bank subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the risk-adjusted return on capital (RAROC) expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S., Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios.

        The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

  •
  A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2010, the Company refined its transfer pricing methodology with respect to reference rates for deposits and to include

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 24—Business Segments (Continued)

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

	Retail Banking			Corporate Banking
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Results of operations (dollars in millions):
Net interest income (expense)	$1,054	$853	$797	$1,305	$1,174	$976
Noninterest income (expense)	273	284	303	536	464	492

Total revenue	1,327	1,137	1,100	1,841	1,638	1,468
Noninterest expense (income)	924	825	810	987	873	792
Credit expense (income)	27	28	27	272	333	194

Income (loss) from continuing operations before income taxes and including noncontrolling interests	376	284	263	582	432	482
Income tax expense (benefit)	147	111	101	133	83	113

Income (loss) from continuing operations including noncontrolling interests	229	173	162	449	349	369

Loss from discontinued operations before income taxes	—	—	—	—	—	—
Income tax benefit	—	—	—	—	—	—

Loss from discontinued operations	—	—	—	—	—	—

Net income (loss) including noncontrolling interest	229	173	162	449	349	369
Less: Net loss from noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$229	$173	$162	$449	$349	$369

Total assets, end of period (dollars in millions):	$23,252	$22,476	$21,469	$30,021	$30,821	$34,106

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 24—Business Segments (Continued)

	Other			Reconciling Items
	As of and for the Year Ended December 31,			As of and for the Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Results of operations (dollars in millions):
Net interest income (expense)	$133	$285	$320	$(68)	$(63)	$(42)
Noninterest income (expense)	180	39	36	(66)	(60)	(58)

Total revenue	313	324	356	(134)	(123)	(100)
Noninterest expense (income)	512	430	334	(51)	(40)	(39)
Credit expense (income)	(116)	754	295	(1)	(1)	(1)

Income (loss) from continuing operations before income taxes and including noncontrolling interests	(83)	(860)	(273)	(82)	(82)	(60)
Income tax expense (benefit)	(9)	(323)	(63)	(32)	(32)	(23)

Income (loss) from continuing operations including noncontrolling interests	(74)	(537)	(210)	(50)	(50)	(37)

Loss from discontinued operations before income taxes	—	—	(27)	—	—	—
Income tax benefit	—	—	(12)	—	—	—

Loss from discontinued operations	—	—	(15)	—	—	—

Net income (loss) including noncontrolling interest	(74)	(537)	(225)	(50)	(50)	(37)
Less: Net loss from noncontrolling interests	19	—	—	—	—	—

Net income (loss) attributable to UNBC	$(55)	$(537)	$(225)	$(50)	$(50)	$(37)

Total assets, end of period (dollars in millions):	$27,863	$34,207	$15,923	$(2,039)	$(1,906)	$(1,377)

	UnionBanCal Corporation
	As of and for the the Year End December 31,
	2010	2009	2008
Results of operations (dollars in millions):
Net interest income (expense)	$2,424	$2,249	$2,051
Noninterest income (expense)	923	727	773

Total revenue	3,347	2,976	2,824
Noninterest expense (income)	2,372	2,088	1,897
Credit expense (income)	182	1,114	515

Income (loss) from continuing operations before income taxes and including noncontrolling interests	793	(226)	412
Income tax expense (benefit)	239	(161)	128

Income (loss) from continuing operations including noncontrolling interests	554	(65)	284

Loss from discontinued operations before income taxes	—	—	(27)
Income tax benefit	—	—	(12)

Loss from discontinued operations	—	—	(15)

Net income (loss) including noncontrolling interest	554	(65)	269
Less: Net loss from noncontrolling interests	19	—	—

Net income (loss) attributable to UNBC	$573	$(65)	$269

Total assets, end of period (dollars in millions):	$79,097	$85,598	$70,121

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 25—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company)

Condensed Balance Sheets

	December 31,
(Dollars in millions)	2010	2009
Assets
Cash and cash equivalents	$292	$309
Investment in and advances to subsidiaries	10,269	9,715
Other assets	1	6

Total assets	$10,562	$10,030

Liabilities and Stockholder's Equity
Other liabilities	$2	$2
Long-term debt	435	448

Total liabilities	437	450
Stockholder's equity	10,125	9,580

Total liabilities and stockholder's equity	$10,562	$10,030

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Income:
Cash dividends from bank subsidiary	$—	$—	$226
Cash dividends from nonbank subsidiaries	4	—	30
Interest income on advances to subsidiaries and deposits in bank	1	1	4

Total income	5	1	260

Expense:
Interest expense	10	8	15
Other expense, net	4	5	31

Total expense	14	13	46

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(9)	(12)	214
Income tax benefit	(5)	(9)	(10)

Income (loss) before equity in undistributed net income of subsidiaries	(4)	(3)	224
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	550	(67)	59
Nonbank subsidiaries	27	5	(14)

Net Income (Loss)	$573	$(65)	$269

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 (Continued)

Note 25—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$573	$(65)	$269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(577)	62	(45)
Other, net	(8)	43	(11)

Net cash provided by operating activities	(12)	40	213

Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(34)	(1,853)	(1,123)
Repayment of advances to subsidiaries	29	8	35

Net cash used in investing activities	(5)	(1,845)	(1,088)

Cash Flows from Financing Activities:
Payments of cash dividends	—	—	(288)
Repurchase of common stock	—	—	(2)
Capital contribution from BTMU	—	2,000	1,000
Stock options exercised	—	—	120

Net cash provided by financing activities	—	2,000	830

Net increase (decrease) in cash and cash equivalents	(17)	195	(45)
Cash and cash equivalents at beginning of year	309	114	159

Cash and cash equivalents at end of year	$292	$309	$114

Note 26—Subsequent Events

        The company has evaluated the potential disclosure of subsequent events through the filing date of this Form 10-K and has determined that there are no subsequent events required to be disclosed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UnionBanCal Corporation:

        We have audited the accompanying balance sheets of UnionBanCal Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UnionBanCal Corporation:

        We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statement for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 16, 2011

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

        We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, the Company's internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

        The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer
/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer
/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller

UnionBanCal Corporation and Subsidiaries
Supplementary Information

Summary of Quarterly Financial Information (Unaudited)

        Unaudited quarterly results are summarized as follows:

	2010 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$714	$716	$708	$688
Interest expense	83	98	107	114

Net interest income	631	618	601	574
(Reversal of) provision for loan losses	(40)	8	44	170
Noninterest income	251	218	244	210
Noninterest expense	701	562	584	525

Income before income taxes and including noncontrolling interests	221	266	217	89
Income tax expense	58	99	67	15

Net income including noncontrolling interests	163	167	150	74
Deduct: Net loss from noncontrolling interests	9	3	4	3

Net income	$172	$170	$154	$77

	2009 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$706	$691	$687	$706
Interest expense	128	130	137	146

Net interest income	578	561	550	560
Provision for loan losses	191	314	360	249
Noninterest income	185	184	183	175
Noninterest expense	529	506	531	522

Income (loss) before income taxes and including noncontrolling interests	43	(75)	(158)	(36)
Income tax expense (benefit)	1	(58)	(78)	(26)

Net income (loss)	$42	$(17)	$(80)	$(10)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer
Date: March 16, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the dates indicated.

Signature	Title

/s/ MASASHI OKA Masashi Oka	President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN F. WOODS John F. Woods	Vice Chairman and Chief Financial Officer (Principal Financial Officer)
/s/ DAVID A. ANDERSON David A. Anderson	Executive Vice President and Controller (Principal Accounting Officer)
* Aida M. Alvarez	Director
* David R. Andrews	Director
* Nicholas B. Binkley	Director
* L. Dale Crandall	Director
* Murray H. Dashe	Director
* Christine Garvey	Director
* Mohan S. Gyani	Director
* Takeo Hoshi	Director
* Nobuo Kuroyanagi	Director
* J. Fernando Niebla	Director
* Masashi Oka	Director

Signature	Title

* Barbara L. Rambo	Director
* Masaaki Tanaka	Director
* Tatsuo Tanaka	Director
* Dean A. Yoost	Director

*By:	/s/ MORRIS W. HIRSCH Morris W. Hirsch Attorney-in-Fact

Dated: March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(2)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(4)
24.1	Power of Attorney(4)
24.2	Resolution of Board of Directors(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

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