Form 10-Q
period 2011-03-31
UNIONBANCAL CORP
filed 2011-05-13
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        Number of shares of Common Stock outstanding at April 30, 2011: 136,330,829

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. "Risk Factors," in our 2010 Annual Report on Form 10-K, Part II, Item 1A. "Risk Factors" in this report, and the other risks described in this report and in our 2010 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

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

        In this document, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, our organizational structure, the growth of our business, our competitive position and prospects, and the effect of competition on our business and strategies

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

  •
  The economic outlook for the California, U.S. and global economy and our expectations that economic conditions may improve during 2011

  •
  The impact of changes in interest rates and our strategy to manage our interest rate risk profile

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Oregon, Texas and Washington, and in foreign countries (including Japan)

  •
  The impact of the severe earthquake and related events in Japan earlier in 2011 on the Bank's customers based or doing business in Japan and its impact on our business

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation's deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our intent and ability to implement new capital standards under the Dodd-Frank Act and the Basel Committee capital standards and the effect of the foregoing on our business

  •
  Our intent and ability to fund our operations on an independent basis from our parent company

  •
  Regulatory controls and processes and their impact on our business

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies or adverse facts and developments related thereto

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, underwriting standards, risk grade and credit migration trends and loss reserves for FDIC covered loans

  •
  Loan portfolio composition and risk grade trends, delinquency rates compared to the industry average, our underwriting standards and practices and our intent to sell or hold loans we originate

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging strategies and activities

  •
  Expected rates of return, maturities, yields, loss exposure, growth rates and projected results

  •
  Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our California State tax obligations and of expected tax credits or benefits, and tax treatment of FDIC-assisted acquisitions

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our April 2010 FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we will receive from the FDIC, or must pay to the FDIC, under loss share agreements

  •
  The impact of changes in our credit rating

  •
  Maintenance of casualty and liability insurance coverage appropriate for our operations

  •
  The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2011	March 31, 2010	Percent Change
Results of operations:
Net interest income	$618	$574	8%
(Reversal of) provision for loan losses	(102)	170	nm
Noninterest income	240	210	14
Noninterest expense	615	525	17

Income before income taxes and including noncontrolling interests	345	89	288
Income tax expense	114	15	nm

Net income including noncontrolling interests	231	74	212
Deduct: Net loss from noncontrolling interests	4	3	33

Net income attributable to UnionBanCal Corporation (UNBC)	$235	$77	205

Balance sheet (period average):
Total assets	$80,056	$84,810	(6)%
Total securities	21,601	23,546	(8)
Total loans held for investment	48,283	46,848	3
Earning assets	71,351	77,660	(8)
Total deposits	59,471	67,838	(12)
UNBC Stockholder's equity	10,167	9,532	7
Performance Ratios:
Return on average assets(1)	1.19%	0.37%
Return on average UNBC stockholder's equity(1)	9.38	3.29
Core efficiency ratio, excluding impact of privatization(2)	67.47	61.51
Net interest margin(1)(3)	3.49	2.98
Net loans charged off to average total loans held for investment(1)	0.44	1.03
Net loans charged off to average total loans held for investment, excluding FDIC covered assets(1)(8)	0.46	1.03

	As of
	March 31, 2011	December 31, 2010
Balance sheet (end of period):
Total assets	$80,642	$79,097	2%
Total securities	21,673	22,114	(2)
Total loans held for investment	48,105	48,094	—
Nonperforming assets	1,032	1,142	(10)
Total deposits	58,677	59,954	(2)
Long-term debt	6,078	5,598	9
UNBC Stockholder's equity	10,355	10,125	2
Capital ratios:
Tier 1 risk-based capital ratio	12.84%	12.44%
Total risk-based capital ratio	15.41	15.01
Leverage ratio	10.66	10.34
Tier 1 common capital ratio(4)	12.84	12.42
Tangible common equity ratio(5)	9.80	9.67
Credit Ratios:
Allowance for loan losses to total loans held for investment(6)	2.15%	2.48%
Allowance for loan losses to nonaccrual loans(6)	118.50	123.40
Allowance for credit losses to total loans held for investment(7)	2.46	2.81
Allowance for credit losses to nonaccrual loans(7)	135.61	140.23
Nonperforming assets to total loans held for investment and other real estate owned (OREO)	2.14	2.37
Nonperforming assets to total assets	1.28	1.44
Nonaccrual loans to total loans held for investment	1.81	2.01
Excluding FDIC covered assets(8):
Allowance for loan losses to total loans held for investment(6)	2.17%	2.50%
Allowance for loan losses to nonaccrual loans(6)	129.10	137.32
Allowance for credit losses to total loans held for investment(7)	2.48	2.85
Allowance for credit losses to nonaccrual loans(7)	148.17	156.44
Nonperforming assets to total loans held for investment and OREO	1.74	1.91
Nonperforming assets to total assets	1.03	1.15
Nonaccrual loans to total loans held for investment	1.68	1.82

(1)
Annualized.
(2)
The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, the (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated Variable Interest Entities (VIEs), merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities. Refer to "Noninterest Expense" in this Form 10-Q for further information.

(3)
Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(4)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information. All of the trust preferred securities were paid off during the quarter ended March 31, 2011.
(5)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company's capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
(6)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.
(7)
The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.
(8)
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

        Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended March 31, 2011 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" or "the Company" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas, as well as nationally and internationally. We had consolidated assets of $80.6 billion at March 31, 2011.

        On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the privatization transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that impacted our first quarter 2011 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Our sources of revenue are net interest income and noninterest income. Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, and trading account activities. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that impact our revenue sources. A summary of our key financial results are presented below:

  Performance Highlights

        In the first quarter of 2011, total revenue was comprised of 72 percent net interest income and 28 percent noninterest income. Our net interest income increased $44 million, or 8 percent, to $618 million in the first quarter of 2011 compared to the first quarter of 2010. Our net interest margin increased 51 basis points to 3.49 percent compared to the same period last year. The increase in net interest margin was primarily driven by a decrease in lower yielding interest bearing deposits in banks and by lower rates paid on interest bearing liabilities driven by targeted rate reductions in interest bearing deposits. Reflecting this planned deposit decline, our average interest bearing deposits decreased by 21 percent to $42.3 billion compared to the first quarter of 2010. Likewise, our average interest bearing deposits in banks decreased by 82 percent to

$1.2 billion compared to the first quarter of 2010. This resulted in a decrease in the annualized average all-in-cost of funds from 0.62 percent in the first quarter of 2010 to 0.51 percent in the first quarter of 2011.

        In the first quarter of 2011, our noninterest income increased $30 million, or 14 percent, from the first quarter of 2010 to $240 million, primarily due to a gain on the sale of MasterCard shares and higher trading account revenue, partially offset by reductions in service charges on deposit accounts. Our noninterest expense increased $90 million, or 17 percent, to $615 million compared to the same period last year, primarily due to higher base salaries, largely driven by the growth in the number of employees partially as a result of our Tamalpais and Frontier acquisitions, benefits and incentive compensation accruals, and certain reserves for contingencies. These increases were partially offset by lower regulatory assessment expense, higher reversals for provision for losses on off-balance sheet commitments and lower privatization-related intangible asset amortization.

        During the first quarter of 2011, the total reversal of provision for credit losses was $115 million compared to a total provision for credit losses of $165 million in the first quarter of 2010. The decrease was primarily due to improved credit quality of the loan portfolio, reflecting a reduced level of criticized balances, including lower nonaccrual loans and lower loss factors during the first quarter of 2011 compared to the first quarter of 2010. See further discussion below under "Allowance for Credit Losses."

        Our nonperforming assets totaled $1.0 billion and $1.1 billion at March 31, 2011 and December 31, 2010, respectively. Our nonperforming assets, excluding FDIC covered assets, totaled $815 million and $890 million at March 31, 2011 and December 31, 2010, respectively. The decrease in nonperforming assets, excluding FDIC covered assets, from December 31, 2010 resulted from lower levels of nonaccrual loans primarily in our commercial mortgage portfolio and our construction portfolio as a result of increased sales and charge-offs of problem loans in the first quarter of 2011. Total net loan charge-offs were $53 million in the first quarter of 2011 and $119 million in the first quarter of 2010.

  Balance Sheet Highlights

        Our total assets increased $1.5 billion, or 2 percent, to $80.6 billion at March 31, 2011 from December 31, 2010. Interest bearing deposits in banks increased $1.7 billion from $0.2 billion at December 31, 2010 to $1.9 billion at March 31, 2011, partially offset by a $0.5 billion, or 2 percent decrease in securities available for sale from the corresponding balances at December 31, 2010.

        Our total liabilities increased $1.3 billion, or 2 percent, to $70.0 billion at March 31, 2011 from December 31, 2010, primarily due to an increase in commercial paper and other short-term borrowings, partially offset by a decrease in interest bearing deposits. This planned deposit decline resulted primarily from targeted rate reductions. Total loans increased $168 million to $47.1 billion at March 31, 2011 from December 31, 2010. Total loans, excluding FDIC covered loans, also remained relatively flat compared to December 31, 2010.

        Our stockholder's equity of $10.4 billion at March 31, 2011 grew $230 million, or 2 percent, from December 31, 2010. Our Tier 1 risk-based capital ratio increased to 12.84 percent from 12.44 percent, the total risk-based capital ratio increased to 15.41 percent from 15.01 percent and our tangible common equity ratio increased to 9.80 percent from 9.67 percent, at March 31, 2011 from December 31, 2010, respectively. These capital ratios increased during the period primarily as capital accumulation from earnings retention outpaced capital requirements to support our asset growth.

Critical Accounting Estimates

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to determine the fair value of certain assets and liabilities. A change in the discount factor or another important assumption could significantly increase or decrease the values of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the fair values of our acquired loans (see Note 5 in this Form 10-Q), FDIC indemnification asset, and certain derivatives and securities (see Notes 10 and 11 in this Form 10-Q), assumptions used in measuring our pension obligations, and assumptions regarding our effective income tax rates.

        For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Estimates and our significant accounting policies are discussed in detail in our 2010 Form 10-K filed with the SEC. There have been no material changes to these critical accounting estimates during the first quarter of 2011.

Financial Performance

Net Interest Income

        The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	March 31, 2011			March 31, 2010					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans:(3)
Commercial, financial and industrial	$15,325	$157	4.13%	$14,955	$162	4.39%	$370	2%	$(5)	(3)%
Construction	1,341	12	3.48	2,309	17	2.97	(968)	(42)	(5)	(29)
Residential mortgage	17,794	220	4.94	16,785	228	5.42	1,009	6	(8)	(4)
Commercial mortgage	7,778	85	4.38	8,234	86	4.20	(456)	(6)	(1)	(1)
Consumer	3,823	40	4.29	3,916	43	4.43	(93)	(2)	(3)	(7)
Lease financing	776	8	4.33	649	6	3.81	127	20	2	33

Total loans, excluding FDIC covered loans	46,837	522	4.48	46,848	542	4.65	(11)	(0)	(20)	(4)
FDIC covered loans	1,446	39	10.89	—	—	—	1,446	nm	39	nm

Total loans	48,283	561	4.67	46,848	542	4.65	1,435	3	19	4
Securities	21,601	143	2.64	23,546	144	2.44	(1,945)	(8)	(1)	(1)
Interest bearing deposits in banks	1,200	1	0.25	6,597	4	0.25	(5,397)	(82)	(3)	(75)
Federal funds sold and securities
purchased under resale agreements	96	—	0.18	461	—	0.10	(365)	(79)	—	—
Trading account assets	150	—	1.19	208	1	1.68	(58)	(28)	(1)	(100)
Other earning assets	21	—	3.49	—	—	—	21	nm	—	—

Total earning assets	71,351	705	3.97	77,660	691	3.57	(6,309)	(8)	14	2

Allowance for loan losses	(1,182)			(1,407)			225	16
Cash and due from banks	1,246			1,205			41	3
Premises and equipment, net	712			674			38	6
Other assets	7,929			6,678			1,251	19

Total assets	$80,056			$84,810			$(4,754)	(6)%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$25,489	$15	0.25	$39,861	$63	0.64	$(14,372)	(36)	$(48)	(76)
Savings and consumer time	7,857	14	0.71	5,972	12	0.81	1,885	32	2	17
Large time	8,987	24	1.03	7,621	11	0.56	1,366	18	13	118

Total interest bearing deposits	42,333	53	0.50	53,454	86	0.65	(11,121)	(21)	(33)	(38)

Commercial paper and other short-term borrowings(4)	2,435	1	0.27	1,496	1	0.40	939	63	—	—
Long-term debt	5,902	31	2.16	4,574	27	2.35	1,328	29	4	15

Total borrowed funds	8,337	32	1.61	6,070	28	1.87	2,267	37	4	14

Total interest bearing liabilities	50,670	85	0.68	59,524	114	0.77	(8,854)	(15)	(29)	(25)

Noninterest bearing deposits	17,138			14,384			2,754	19
Other liabilities	1,815			1,276			539	42

Total liabilities	69,623			75,184			(5,561)	(7)
Equity
UNBC Stockholder's equity	10,167			9,532			635	7
Noncontrolling interests	266			94			172	183

Total equity	10,433			9,626			807	8

Total liabilities and equity	$80,056			$84,810			$(4,754)	(6)%

Net interest income/spread (taxable-equivalent basis)		620	3.29%		577	2.80%			43	7%
Impact of noninterest bearing deposits			0.17			0.15
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			3.49			2.98
Less: taxable-equivalent adjustment		2			3				(1)	(33)

Net interest income		$618			$574				$44	8%

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
nm
= not meaningful

        Net interest income for the first quarter of 2011, on a taxable-equivalent basis, increased $43 million, or 7 percent, compared to the first quarter of 2010. Our net interest margin in the first quarter of 2011 increased by 51 basis points to 3.49 percent compared to the first quarter of 2010. These results were primarily due to the following:

  •
  Average earning assets decreased $6.3 billion, or 8 percent, primarily due to a decrease in average interest bearing deposits in banks and a decrease in securities, partially offset by an increase in average loans. As our average interest bearing deposit liabilities declined by $11.1 billion, or 21 percent, as part of a planned deposit decline driven by targeted rate reductions, we reduced our interest bearing deposits in banks by $5.4 billion, or 82 percent;

  •
  Yields on our average earning assets increased 40 basis points due to a decrease in lower yielding assets, primarily interest bearing deposits in banks;

  •
  Average noninterest bearing deposits represented 29 percent of average total deposits in the first quarter of 2011 compared to 21 percent in the first quarter of 2010; and

  •
  For the first quarter of 2011, the annualized average all-in cost of funds was 0.51 percent and our average loan-to-total deposit ratio was 81 percent. For the first quarter of 2010, the annualized average all-in cost of funds was 0.62 percent and our average loan-to-total deposit ratio was 69 percent.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the first quarters of 2011 and 2010.

Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2011	March 31, 2010
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$57	$66	$(9)	(14)%
Trust and investment management fees	34	31	3	10
Trading account activities	33	21	12	57
Securities gains, net	28	34	(6)	(18)
Merchant banking fees	19	14	5	36
Brokerage commissions and fees	13	9	4	44
Card processing fees, net	10	9	1	11
Other	46	26	20	77

Total noninterest income	$240	$210	$30	14%

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2011	March 31, 2010
(Dollars in millions)			Amount	Percent
Salaries and other compensation	$263	$225	$38	17%
Employee benefits	81	55	26	47

Salaries and employee benefits	344	280	64	23
Net occupancy and equipment	65	59	6	10
Professional and outside services	44	39	5	13
Intangible asset amortization	25	32	(7)	(22)
Regulatory assessments	21	30	(9)	(30)
Software	17	15	2	13
Low income housing credit investment amortization	13	14	(1)	(7)
Advertising and public relations	13	10	3	30
Data Processing	10	8	2	25
Communications	10	10	—	—
(Reversal of) provision for losses on off-balance sheet commitments	(13)	(5)	(8)	160
Other	66	33	33	100

Total noninterest expense	$615	$525	$90	17%

        The primary contributors to the changes in our noninterest income and noninterest expense for the first quarter of 2011 compared to the first quarter of 2010 are presented below.

        The increase in our noninterest income was the result of several factors:

    —
    Other revenue increased primarily due to a $15 million gain on the sale of MasterCard shares;

    —
    Trading account income increased due to a $7 million increase in interest rate derivatives trading income and an increase of $5 million in credit derivative income; and

    —
    Merchant banking fees increased primarily due to a $3 million increase in syndicated loan activity and a $3 million increase in referral fees; partially offset by

    —
    Service charges on deposit accounts decreased primarily due to lower overdraft fees resulting from changes in customer behavior and the impact of changes to fee-related regulations; and

    —
    Securities gains, net decreased primarily due to a $6 million reduction in gains on the sales of securities.

        The increase in our noninterest expense was the result of several factors:

    —
    Salaries and other compensation expenses increased due to higher base salaries, largely driven by the growth in the number of employees partially as a result of our Tamalpais and Frontier acquisitions, and incentive compensation accruals;

    —
    Benefit cost increased primarily due to higher taxes and pension costs; and

    —
    Other expenses increased primarily due to certain reserves for contingencies; partially offset by

    —
    Regulatory assessments decreased $9 million due to a reduction in the assessment rate and lower deposit balances;

    —
    Reversal of provision for losses on off-balance sheet commitments increased $8 million, primarily due to improved credit quality of our unfunded commitments; and

    —
    Expenses related to our privatization transaction included an $8 million decrease in amortization of intangible assets and a decrease in other privatization-related costs of $5 million, primarily due to higher amortization of privatization-related compensation awards in the first quarter of 2010.

        The core efficiency ratio, excluding the privatization transaction, is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs most relevant to our core activities. The following table shows the calculation of this ratio for the first quarters of 2011 and 2010.

	For the Three Months Ended
(Dollars in millions)	March 31, 2011	March 31, 2010
Noninterest Expense	$615	$525
Less: Foreclosed asset expense	3	—
Less: (Reversal of) provision for losses on off-balance sheet commitments	(13)	(5)
Less: Low income housing credit investment amortization expense	13	14
Less: Expenses of the consolidated variable interest entity (VIE)	6	5
Less: Merger costs related to acquisitions	13	—

Net noninterest expense before privatization adjustments	$593	$511
Net adjustments related to privatization adjustments	26	39

Net noninterest expense, excluding privatization transaction (a)	$567	$472

Total Revenue	$858	$784
Add: Net interest income taxable-equivalent adjustment	2	3

Total revenue, including taxable-equivalent adjustment	860	787
Less: Accretion related to privatization-related fair value adjustments	21	19

Total revenue, excluding impact of privatization transaction (b)	$839	$768

Core efficiency ratio, excluding impact of privatization (a)/(b)	67.47%	61.51%

Income Tax Expense

        Our effective tax rate in the first quarter of 2011 was 33 percent, compared to 17 percent for the first quarter of 2010. The change in the effective tax rate was primarily due to higher income before taxes in the first quarter of 2011 as compared to 2010. The amount of income tax credits remained consistent from year to year, but their impact on our effective tax rate decreased as our income before taxes increased.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" and "Changes in our tax rates could affect our future results" in "Risk Factors" in Part I, Item 1A and Note 12 to the consolidated financial statements in our 2010 Form 10-K.

Securities

        Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At March 31, 2011, approximately 95 percent of our securities, based upon amortized cost, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our consolidated financial statements included in this Form 10-Q.

        Our securities available for sale are recorded at fair value with the change in fair value recognized in accumulated other comprehensive income. Our Asset and Liability Management (ALM) Securities portfolio consists of available for sale U.S. Government, state and municipal, mortgage-backed securities, and asset-backed securities held for ALM purposes. Our ALM Securities portfolio had a fair value of $20.1 billion and an expected weighted average maturity of 3.2 years.

        Our securities held to maturity consist of collateralized loan obligations (CLO) securities, which primarily consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type and as a percentage of total loans held for investment at the end of each period presented.

			Increase / (Decrease) March 31, 2011 From December 31, 2010
	March 31, 2011	December 31, 2010
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial, financial and industrial	$15,143	$15,162	$(19)	—%
Construction	1,153	1,460	(307)	(21)
Residential mortgage	18,110	17,531	579	3
Commercial mortgage	7,749	7,816	(67)	(1)
Consumer:
Installment	1,983	2,035	(52)	(3)
Revolving lines of credit	1,804	1,823	(19)	(1)

Total consumer	3,787	3,858	(71)	(2)
Lease financing	773	757	16	2

Total loans held for investment, excluding
FDIC covered loans	46,715	46,584	131	—
FDIC covered loans	1,390	1,510	(120)	(8)

Total loans held for investment	$48,105	$48,094	$11	—%

  Commercial, Financial and Industrial Loans

        The commercial, financial and industrial loan category is the second largest category in our loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses. Our commercial market lending originates loans primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, wholesale trade, communications, entertainment, healthcare, retailing, and financial services. These industries comprise the majority of our commercial, financial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial, financial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either March 31, 2011 or December 31, 2010.

        The commercial, financial and industrial portfolio has been essentially flat from December 31, 2010 to March 31, 2011, reflecting uneven growth in new loan opportunities coupled with continued low utilization rates on our existing revolving facilities. Overall portfolio credit quality continues to improve as borrowers' financial condition improves and as they have access to more refinancing options.

  Construction and Commercial Mortgage Loans

        We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties primarily in California. The commercial mortgage portfolio decreased from December 31, 2010 to March 31, 2011 due primarily to early repayments and normal loan paydowns, partially offset by new originations.

        Construction loans are extended primarily to commercial property developers and to residential builders. As of March 31, 2011, the construction loan portfolio consisted of approximately 85 percent in the commercial income producing real estate industry and 15 percent with residential homebuilders. The construction loan portfolio decreased 21 percent from December 31, 2010 to March 31, 2011 due to declines of $295 million, or 24 percent, in the income property portfolio and $17 million, or 9 percent, in the homebuilder portfolio. The income property portfolio reductions were concentrated mostly in the office and apartment property types. Geographically, the outstanding construction loan portfolio was concentrated 40 percent in California and 60 percent out-of-state as of March 31, 2011. The largest out-of-state concentration was 22 percent in Washington. The California outstandings are distributed as follows: 55 percent in the Los Angeles/Orange County region, including the Inland Empire, 14 percent in the San Francisco Bay Area, 11 percent in Sacramento and the Central Valley, 10 percent in San Diego, and 10 percent in the Central Coast region.

  Residential Mortgage Loans

        We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area.

        At March 31, 2011, 73 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of a small amount of balloon loans and regularly amortizing loans.

        We do not have a program for originating or purchasing subprime loan products. The Bank's "no doc" and "low doc" loan origination programs were discontinued in 2008 (except for a streamlined refinance process for existing Bank mortgages, which represent only a small segment of the portfolio). At March 31, 2011, the outstanding balances of the "no doc" and "low doc" portfolios were approximately 36 percent of our total residential loan portfolio, and the loan delinquency rates with respect to these portfolios remained low compared to the industry average for California prime loans. At March 31, 2011, the aggregate balance of "no doc" and "low doc" loans past due 30 days or more was $163 million, compared to $175 million at December 31, 2010.

        Total residential mortgage loans 30 days or more delinquent were $339 million at March 31, 2011, compared to $350 million at December 31, 2010. Our residential loan delinquency rates have remained low when compared to the industry average for California prime loans. We believe that our underwriting standards remain conservative, and as described above, programs with higher risk have been discontinued.

        We hold substantially all of the loans we originate; however, we do sell some of our 30-year, fixed rate loans.

  Consumer Loans

        We originate consumer loans, including home equity loans and lines, principally through our branch network and Private Banking Offices. Our total home equity loans and lines delinquent 30 days or more were $40 million at March 31, 2011, compared to $36 million at December 31, 2010. All equity secured lines are reviewed annually for creditworthiness, either manually or in an automated fashion, regardless of the line amount or when they were originated. Those equity lines that were originated since 2004 with a commitment amount over $200,000 are manually reviewed, which includes obtaining an updated credit report as well as an updated value on the property to reassess our LTV position. We typically reduce or freeze limits, as applicable and pursuant to applicable laws and regulations, to minimize additional exposure during periods of declining home prices.

  Lease Financing

        We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At March 31, 2011, we had leveraged leases of $535 million, which were net of non-recourse debt of approximately $1.1 billion. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

  FDIC Covered Loans

        We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as "FDIC covered loans." We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at March 31, 2011 were $1.4 billion, which consisted of $707 million of commercial mortgage loans, $387 million of commercial, financial and industrial loans, $184 million of construction loans, and $112 million of other loans.

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $838 million and $804 million, as of March 31, 2011 and December 31, 2010, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. For Canada, any significant local currency outstandings are funded by local currency borrowings.

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

Accordingly, our significant policies and methodology on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section "Allowances for Credit Losses" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. Unless otherwise noted, all ratios that follow in this section include FDIC covered loans.

  Comparison of the Total Allowances and Related Provision for Credit Losses Compared to December 31, 2010

        At March 31, 2011 and December 31, 2010, our total allowance for credit losses, excluding FDIC covered loans, was $1.2 billion, or 2.48 percent of total loans held for investment, and $1.3 billion, or 2.85 percent of total loans held for investment, respectively. At March 31, 2011, total allowance for credit losses, excluding FDIC covered loans, of $1.2 billion consisted of $1 billion for loan losses and $0.2 billion for losses on off-balance sheet commitments, and was comprised of $0.9 billion of allocated allowance and $0.3 billion of unallocated allowance. At March 31, 2011 and December 31, 2010, our allowance for loan losses on FDIC covered loans was $23 million and $25 million, respectively.

        We recorded a reversal of the provision for loan losses, excluding FDIC covered loans, of $102 million in the first quarter of 2011, compared to a provision for loan losses of $170 million during the first quarter of 2010. In the first quarter of 2011, the reversal of the provision, excluding FDIC covered loans, was primarily attributable to the improved credit quality of the loan portfolio and lower loss factors. The improved credit quality of the loan portfolio was particularly evident in lower levels of criticized credits in the commercial segment, which declined from $3.4 billion at December 31, 2010 to $2.9 billion at March 31, 2011, continuing the significant downward trend that was observed during the second half of 2010. The ratio of nonaccrual loans to total loans held for investment decreased to 1.81 percent at March 31, 2011 from 2.01 percent at December 31, 2010. In addition, annualized net loans charged off to average loans outstanding for the first quarter of 2011 decreased to 0.44 percent from 1.03 percent for the first quarter of 2010.

        At March 31, 2011, the allocated portion of the allowance for credit losses included $395 million related to special mention and classified credits (criticized credits), compared to $468 million at December 31, 2010. Criticized credits are those that are internally risk graded as "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable.

  Changes in the Unallocated Allowance

        The unallocated allowance at March 31, 2011 and December 31, 2010 was $251 million and $298 million, respectively. The decrease from December 31, 2010 to March 31, 2011 was primarily due to several key factors, including improvement in our commercial mortgage and residential mortgage loan portfolios. The unallocated allowance balance continues to reflect the negative impact of the persistent high unemployment (in particular in California), the adverse impact on the housing market from weak home prices, elevated foreclosure levels and extended collection periods for residential real estate loans, the fiscal challenges for the State of California and local governments, the impact of volatile natural gas prices and crude oil prices on energy companies, and on consumer discretionary spending, and the impact of the recent natural disasters in Japan on our commercial, financial and industrial loan portfolios.

  Change in the Total Allowance for Credit Losses

        The following table sets forth a reconciliation of changes in our allowance for credit losses.

	March 31,		Increase/(Decrease) March 31, 2011 From March 31, 2010
(Dollars in millions)	2011	2010	Amount	Percent
Balance, beginning of period	$1,191	$1,357	$(166)	(12)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	(102)	170	(272)	nm
Decrease in allowance covered by FDIC indemnification	(2)	—	(2)	nm
Loans charged off:
Commercial, financial and industrial	23	67	(44)	(66)
Construction	1	16	(15)	(94)
Residential mortgage	14	10	4	40
Commercial mortgage	24	32	(8)	(25)
Consumer	11	10	1	10

Total loans charged off	73	135	(62)	(46)

Recoveries of loans previously charged off:
Commercial, financial and industrial	7	13	(6)	(46)
Construction	4	2	2	100
Commercial mortgage	8	—	8	nm
Consumer	1	1	—	—

Total recoveries of loans previously charged off	20	16	4	25

Net loans charged off	53	119	(66)	(55)

Ending balance of allowance for loan losses	1,034	1,408	(374)	(27)
Allowance for losses on off-balance sheet commitments	150	171	(21)	(12)

Allowance for credit losses	$1,184	$1,579	$(395)	(25)%

Components of allowance for loan losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$1,011	$1,408	$(397)	(28)%
Allowance for loan losses on FDIC covered loans	23	—	23	nm

Total allowance for loan losses	$1,034	$1,408	$(374)	(27)%

Allowance for loan losses to total loans held for investment	2.15%	3.01%
Allowance for credit losses to total loans held for investment	2.46	3.38
Net loans charged off to average loans outstanding for the period(2)	0.44	1.03
Excluding FDIC covered loans(1):
Allowance for loan losses to total loans held for investment	2.17%	3.01%
Allowance for credit losses to total loans held for investment	2.48	3.38
Net loans charged off to average loans outstanding for the period(2)	0.46	1.03

(1)
These ratios exclude the impact of the FDIC covered loans, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.
(2)
Annualized.
nm
= not meaningful

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans, including restructured loans that are nonperforming and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2010 Form 10-K.

        OREO includes property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure.

        The following table sets forth an analysis of nonperforming assets.

			Increase/(Decrease) March 31, 2011 From December 31, 2010
	March 31, 2011	December 31, 2010
(Dollars in millions)			Amount	Percent
Commercial, financial and industrial	$113	$115	$(2)	(2)%
Construction	71	140	(69)	(49)
Residential mortgage	241	243	(2)	(1)
Commercial mortgage	265	329	(64)	(19)
Consumer	22	22	—	—
Lease financing	71	—	71	nm

Total nonaccrual loans, excluding FDIC covered loans	783	849	(66)	(8)
FDIC covered loans	90	116	(26)	(22)

Total nonaccrual loans	873	965	(92)	(10)
OREO, excluding FDIC covered OREO	32	41	(9)	(22)
FDIC covered OREO	127	136	(9)	(7)

Total nonperforming assets	$1,032	$1,142	$(110)	(10)%

Total nonperforming assets, excluding FDIC
covered assets	$815	$890	$(75)	(8)%

Restructured loans that continue to accrue interest	$45	$22	$23	105%

Restructured nonaccrual loans (included in total nonaccrual loans above)	$189	$198	$(9)	(5)

Allowance for loan losses	$1,034	$1,191	$(157)	(13)%

Allowance for credit losses	$1,184	$1,353	$(169)	(12)%

Nonaccrual loans to total loans held for investment	1.81%	2.01%
Allowance for loan losses to nonaccrual loans	118.50	123.40
Allowance for credit losses to nonaccrual loans	135.61	140.23
Nonperforming assets to total loans held for investment and OREO	2.14	2.37
Nonperforming assets to total assets	1.28	1.44
Excluding FDIC covered assets:(1)
Nonaccrual loans to total loans held for investment	1.68%	1.82%
Allowance for loan losses to nonaccrual loans	129.10	137.32
Allowance for credit losses to nonaccrual loans	148.17	156.44
Nonperforming assets to total loans held for investment and OREO	1.74	1.91
Nonperforming assets to total assets	1.03	1.15

(1)
These ratios exclude the impact of the FDIC covered loans and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.
nm
= not meaningful

        During the first quarters of 2011 and 2010, we sold nonperforming loans of $59 million and $34 million, respectively. Covered assets that were nonperforming at March 31, 2011 totaled $217 million, representing 0.27 percent of total assets. All covered assets are subject to loss share agreements with the FDIC. See Notes 1 and 2 in our consolidated financial statements included in our 2010 Form 10-K for more information on covered assets and FDIC loss share agreements.

Troubled Debt Restructurings

        Troubled debt restructurings (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulty and consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired, and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in extensions of the maturity date, changes to loan-to-value requirements, rate reductions, forbearance or other actions, which may cause the related loan to be classified as a TDR. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. A TDR loan being considered for return to accrual status must have reasonable assurance of repayment and performance according to the modified terms and also be supported by a current well-documented credit evaluation under the revised terms. Generally, a minimum of six consecutive months of sustained performance is required in the evaluation of whether a TDR should be returned to accrual status.

        Acquired loans restructured after acquisition are not considered TDRs for purposes of our accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

        The following table provides a summary of total TDRs, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010		As a percentage of ending loan balances
(Dollars in millions)	Amount	Number of loans	Amount	Number of loans	March 31, 2011	December 31, 2010
Commercial, financial and industrial	$24	8	$30	9	0.16%	0.20%
Residential mortgage	101	179	79	138	0.56	0.45
Commercial mortgage	107	16	111	15	1.39	1.41
Consumer	2	20	—	—	0.04	—

Total restructured loans	$234	223	$220	162	0.49%	0.47%

Loans 90 Days or More Past Due and Still Accruing

        Loans held for investment 90 days or more past due and still accruing totaled $3 million and $2 million at March 31, 2011 and December 31, 2010, respectively. These amounts exclude $279 million and $312 million at March 31, 2011 and December 31, 2010, respectively, of FDIC covered loans accounted for in accordance with the accounting standards for purchased credit-impaired loans, that were 90 days or more past due and still accruing.

Deposits

        The table below presents our deposits as of March 31, 2011 and December 31, 2010.

			Increase/(Decrease) March 31, 2011 From December 31, 2010
	March 31, 2011	December 31, 2010
(Dollars in millions)			Amount	Percent
Interest checking	$971	$931	$40	4%
Money market	22,874	26,159	(3,285)	(13)

Total interest bearing transaction accounts	23,845	27,090	(3,245)	(12)
Savings	5,104	4,433	671	15
Time	11,666	12,088	(422)	(3)

Total interest bearing deposits(1)	40,615	43,611	(2,996)	(7)
Noninterest bearing deposits	18,062	16,343	1,719	11

Total deposits	$58,677	$59,954	$(1,277)	(2)%

(1)Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction accounts	$1,967	$2,354	$(387)	(16)%
Time	1,482	1,217	265	22

Total brokered deposits	3,449	3,571	(122)	(3)
Nonbrokered deposits	37,166	40,040	(2,874)	(7)

Total interest bearing deposits	$40,615	$43,611	$(2,996)	(7)%

Core Deposits:
Total deposits	$58,677	$59,954	$(1,277)	(2)%
Less: Total interest bearing brokered deposits	3,449	3,571	(122)	(3)
Less: Total nonbrokered time deposits of $100,000 and over	7,210	7,716	(506)	(7)

Total core deposits	$48,018	$48,667	$(649)	(1)%

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

        The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The manager of the Global Capital Markets Group (GCMG) is responsible for managing price risk through the trading activities conducted in GCMG. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and functions independently of all operating and management units.

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

        Our NII policy measurement involves a simulation of "Earnings-at-Risk" (EaR) in which we estimate the earnings impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon, given our projected balance sheet profile. However, during the first quarter of 2010, under RCC delegated authority to approve temporary changes to risk measurement, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario. This change reflected the low probability associated with rate reductions of 200 basis points in the current extremely low rate environment, and the acceptance of a scenario that better reflects historically low rate levels achieved in the past. The +200 basis point scenario was not changed. The RCC will monitor the rate environment and will consider restoring the -200 basis point measure in the future when deemed appropriate. Under the ALM Policy, the EaR in either the up or down scenarios is limited to a negative 4 percent change in NII as compared to a base case scenario that holds interest rates unchanged.

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

        At March 31, 2011, EaR was asset sensitive to upward parallel rate shifts and liability sensitive to downward parallel rate shifts. We caution that the extremely low current interest rate environment and ongoing enhancements to our interest rate risk modeling may make prior year comparisons of EaR less meaningful.

Earnings (Accounting NII) at Risk

        The table below presents the estimated increase (decrease) in Accounting NII given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	March 31, 2011	December 31, 2010
Effect on Accounting NII:
increase 200 basis points	$144.5	$108.8
as a percentage of base case NII	6.15%	4.75%
decrease 100 basis points	$(74.5)	$(64.8)
as a percentage of base case NII	(3.18)%	(2.83)%

        Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would improve Accounting NII. Alternatively, gradually lower short-term rates would contract

Accounting NII. With regard to the curve shape, curve steepening would improve Accounting NII while curve flattening would slightly decrease Accounting NII.

        In addition to EaR, we measure the sensitivity of EVE to interest rate shocks. EVE-at-Risk is reviewed and monitored for its compliance with ALCO guidelines. Our EVE-at-Risk at March 31, 2011 reflected a moderate but similar exposure to rising rates as compared to December 31, 2010. Additionally, our EVE-at-Risk showed moderate exposure to falling rates, due to the nature of the low rate environment.

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

  ALM Activities

        During the first quarter of 2011, the Bank's asset sensitive EaR profile increased largely due to changes in forecasted activity related to deposit composition, loan mix and a reduction of low yielding investments pending greater regulatory clarity on Basel III liquidity rules. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

  ALM Securities

        At March 31, 2011 and December 31, 2010, our available for sale securities portfolio included $20.1 billion and $20.6 billion, respectively, of securities for ALM purposes. At March 31, 2011, approximately $4.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2011, we purchased $2.9 billion and sold $1.9 billion par value of securities, as part of our investment portfolio strategy, while $1.3 billion par value of ALM securities matured or were called.

        Based on current prepayment projections, the estimated ALM securities portfolio's effective duration was 2.2 at both March 31, 2011 and December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price decrease of approximately 2.2 percent for an immediate 1.0 percent parallel increase in interest rates.

  ALM Derivatives

        During the first quarter of 2011, the ALM derivatives portfolio decreased by $500 million notional amount due to terminations of $1 billion in pay fixed rate swaps associated with the issuance of fixed rate debt offset by the addition of $500 million of pay fixed rate swaps to hedge variable rate borrowings.

        The fair value of the ALM derivatives portfolio decreased primarily due to the termination of pay fixed rate swaps and the erosion of time value on interest rate cap contracts. The decrease was partially offset by pay fixed rate interest rate swaps which benefit from the expectation of higher rates. For additional discussion of derivative instruments and our hedging strategies, see Note 11 to our consolidated financial statements in this Form 10-Q and Note 18 to our consolidated financial statements included in our 2010 Form 10-K.

(Dollars in millions)	March 31, 2011	December 31, 2010	Increase/(Decrease) March 31, 2011 From December 31, 2010
Total gross notional amount of positions held for purposes other than trading:
Pay fixed interest rate swaps	$1,000	$1,500	$(500)
Interest rate caps purchased	4,000	4,000	—

Total interest rate contracts	$5,000	$5,500	$(500)

Fair value of positions held for purposes other than trading:
Gross positive fair value	11	21	(10)
Gross negative fair value	—	—	—

Positive fair value of positions, net	$11	$21	$(10)

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

        Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. We take trading positions with other banks only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio. Similarly, we continue to generate most of our securities trading income from customer-related transactions.

        As of March 31, 2011, we had $32.9 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of March 31, 2011, we had $2.8 billion notional amount of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of March 31, 2011, we had $5.0 billion notional amount of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and remove our exposure to market risk by entering into matching contracts with other counterparties.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2011 and December 31, 2010 and the change in fair value between March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31, 2011	December 31, 2010	Increase/(Decrease) March 31, 2011 From December 31, 2010
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$32,896	$28,820	$4,076
Commodity contracts	5,018	4,679	339
Foreign exchange contracts(1)	2,795	2,594	201
Equity contracts	1,888	1,313	575
Other contracts	60	60	—

Total	$42,657	$37,466	$5,191

Fair value of positions held for trading purposes:
Gross positive fair value	$934	$922	$12
Gross negative fair value	901	897	4

Positive fair value of positions, net	$33	$25	$8

(1)
Excludes spot contracts with notional amounts of $0.3 billion and $0.4 billion at March 31, 2011 and December 31, 2010, respectively.

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

        To support asset growth, wholesale funding increased by $2.7 billion from $8.8 billion at December 31, 2010 to $11.5 billion at March 31, 2011, more than offsetting the decline in deposit balances. Total deposits declined $1.3 billion from $60.0 billion at December 31, 2010 to $58.7 billion at March 31, 2011 largely due to planned interest bearing deposit declines resulting from targeted rate reductions.

        Core deposits, which consist of total deposits excluding brokered deposits and time deposits of $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2011, our core deposits totaled $48.0 billion and our total loan-to-total deposit ratio was 82 percent.

        The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of March 31, 2011, the Bank had $4.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $18.0 billion.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities were $15.2 billion at March 31, 2011, unchanged from December 31, 2010.

  •
  The Bank has a $4.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $2.2 billion at March 31, 2011, unchanged from December 31, 2010. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of March 31, 2011, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have any firm commitments in place to sell securities under this shelf registration.

        We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. We have not historically relied on BTMU for our funding needs. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, see "The Bank of Tokyo Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" in Part II, Item 1A. Risk Factors of this Form 10-Q. The following table provides our credit ratings as of March 31, 2011.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	—
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in millions)	March 31, 2011	December 31, 2010
Capital Components
Tier 1 capital	$8,280	$8,029
Tier 2 capital	1,654	1,656

Total risk-based capital	$9,934	$9,685

Risk-weighted assets	$64,467	$64,516

Quarterly average assets	$77,676	$77,659

	March 31, 2011		December 31, 2010		March 31, 2011 Minimum Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$9,934	15.41%	$9,685	15.01%	≥$	5,157	8.0%
Tier 1 capital (to risk-weighted assets)	8,280	12.84	8,029	12.44	≥	2,579	4.0
Leverage(1)	8,280	10.66	8,029	10.34	≥	3,107	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in millions)	March 31, 2011	December 31, 2010
Capital Components
Tier 1 capital	$8,008	$7,377
Tier 2 capital	1,491	1,489

Total risk-based capital	$9,499	$8,866

Risk-weighted assets	$64,267	$63,993

Quarterly average assets	$77,643	$77,229

	March 31, 2011		December 31, 2010		March 31, 2011 Minimum Regulatory Requirement			March 31, 2011 "Well-Capitalized" Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Total capital (to risk-weighted assets)	$9,499	14.78%	$8,866	13.85%	≥$	5,141	8.0%	≥$	6,427	10.0%
Tier 1 capital (to risk-weighted assets)	8,008	12.46	7,377	11.53	≥	2,571	4.0	≥	3,856	6.0
Leverage(1)	8,008	10.31	7,377	9.55	≥	3,106	4.0	≥	3,882	5.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        We and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). As of March 31, 2011, management believes the capital ratios of Union Bank met all regulatory requirements of "well-capitalized" institutions.

        In addition to capital ratios determined in accordance with regulatory requirements, we consider various other measures when evaluating capital utilization and adequacy. These non-regulatory capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC's capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, these non-regulatory capital ratios disclosed are considered to be non-GAAP financial measures. Our tangible common equity ratio calculation methods for the Tangible common equity may differ from those used by other financial services companies. Refer to "Supervision and Regulation-Basel Committee Capital Standards" in Part I, Item 1 of our 2010 Form 10-K for additional information regarding the Basel Committee capital standards.

        The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of March 31, 2011 and December 31, 2010.

			Increase/(Decrease) March 31, 2011 From December 31, 2010
	March 31, 2011	December 31, 2010
(Dollars in millions)			Amount	Percent
Total UNBC stockholder's equity	$10,355	$10,125	$230	2%
Goodwill	(2,447)	(2,456)	9	—
Intangible assets	(432)	(457)	25	(5)
Deferred tax liabilities related to goodwill and intangible assets	159	168	(9)	(5)

Tangible common equity (a)	$7,635	$7,380	$255	3

Tier 1 capital, determined in accordance with regulatory requirements	$8,280	$8,029	$251	3
Trust preferred securities	—	(13)	13	(100)

Tier 1 common equity (b)	$8,280	$8,016	$264	3

Total assets	$80,642	$79,097	$1,545	2
Goodwill	(2,447)	(2,456)	9	—
Intangible assets	(432)	(457)	25	(5)
Deferred tax liabilities related to goodwill and intangible assets	159	168	(9)	(5)

Tangible assets (c)	$77,922	$76,352	$1,570	2

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$64,467	$64,516	$(49)	—%

Tangible common equity ratio (a)/(c)	9.80%	9.67%
Tier 1 common capital ratio (b)/(d)	12.84	12.42

        Our stockholder's equity increased 2 percent to $10.4 billion at March 31, 2011, from $10.1 billion at December 31, 2010. As of March 31, 2011 our tangible common equity ratio had improved to 9.80 percent from 9.67 percent at December 31, 2010. The increase was primarily due to the growth in tangible capital which outpaced the growth in the related tangible assets. Tier 1 common equity ratio increased to 12.84 percent at March 31, 2011 from 12.42 percent at December 31, 2010, primarily due to capital accumulation from earnings retention outpacing capital requirements to support our asset growth.

Business Segments

        We have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in "Other." We have two reportable business segments: Retail Banking and Corporate Banking.

        The risk-adjusted return on capital (RAROC) methodology used seeks to attribute economic capital to business units consistent with the level of risk they assume. These risks are primarily credit and operational, given that most of the market risk is not assumed by the business unit. Credit risk is the potential loss in economic value due to the likelihood that the obligor will not perform as agreed. Operational risk is the potential loss due to all other factors, such as failures in internal control, system failures or external events. Market risk is the potential loss in fair value due to changes in interest rates, currency rates, commodity prices and equity prices. RAROC may be one of several measures that is used to measure business unit compensation.

        We reflect a "market view" perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in "Reconciling Items." The market view approach fosters cross-selling with a total profitability view of the products and services being managed.

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

        The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

  •
  A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2011, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions. During the first quarter of 2010, we refined our transfer pricing methodology with respect to reference rates for deposits and to include additional assumptions about liquidity premiums, benefits granted for eligible loan collateral and charges for collateral requirements on deposits.

  •
  An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on a predetermined percentage of usage.

  •
  A RAROC methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit and operational risks and, to a lesser extent, market risk. As a result of the methodology used in the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

        The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology that have occurred.

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended March 31,		Increase/(Decrease)		As of and for the Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$265	$229	$36	16%	$307	$295	$12	4%
Noninterest income (expense)	65	66	(1)	(2)	130	115	15	13

Total revenue	330	295	35	12	437	410	27	7
Noninterest expense (income)	262	215	47	22	230	235	(5)	(2)
Credit expense (income)	6	7	(1)	(14)	52	78	(26)	(33)

				—
Income (loss) before income taxes
and including noncontrolling interests	62	73	(11)	(15)	155	97	58	60
Income tax expense (benefit)	24	29	(5)	(17)	36	16	20	125

Net income (loss) including noncontrolling interests	38	44	(6)	(14)	119	81	38	47
Less: Net loss from noncontrolling
interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$38	$44	$(6)	(14)%	$119	$81	$38	47%

Average balances—Market View (dollars in millions):
Total loans	$22,478	$21,631	$847	4	$26,316	$27,005	$(689)	(3)
Total assets	23,481	22,476	1,005	4	30,474	30,567	(93)	—
Total deposits	24,394	20,349	4,045	20	30,389	41,158	(10,769)	(26)
Financial ratios—Market View
Risk adjusted return on capital(1)	26%	32%			15%	11%
Return on average assets(1)	0.66	0.79			1.58	1.07
Core efficiency ratio, excluding impact of privatization(3)	78.89	72.84			49.60	54.07

	Other				Reconciling Items
	As of and for the Three Months Ended March 31,		Increase/(Decrease)		As of and for the Three Months Ended March 31,
	2011	2010	Amount	Percent	2011	2010
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$63	$68	$(5)	(7)%	$(18)	$(18)
Noninterest income (expense)	61	44	17	39	(16)	(15)

Total revenue	124	112	12	11	(34)	(33)
Noninterest expense (income)	135	87	48	55	(13)	(12)
Credit expense (income)	(160)	85	(245)	nm	—	—

Income (loss) before income taxes and including noncontrolling interests	149	(60)	209	nm	(21)	(21)
Income tax expense (benefit)	62	(22)	84	nm	(8)	(8)

Net income (loss) including noncontrolling interests	87	(38)	125	nm	(13)	(13)
Less: Net loss from noncontrolling interests(2)	4	3	1	33	—	—

Net income (loss) attributable to UNBC	$91	$(35)	$126	nm %	$(13)	$(13)

Average balances—Market View (dollars in millions):
Total loans	$1,509	$89	$1,420	nm	$(2,021)	$(1,877)
Total assets	28,144	33,664	(5,520)	(16)	(2,044)	(1,897)
Total deposits	6,689	7,959	(1,270)	(16)	(2,002)	(1,628)
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na
Return on average assets(1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$617	$574	$43	7%
Noninterest income (expense)	240	210	30	14

Total revenue	857	784	73	9
Noninterest expense (income)	614	525	89	17
Credit expense (income)	(102)	170	(272)	nm

Income (loss) before income taxes and including noncontrolling interests	345	89	256	288
Income tax expense (benefit)	114	15	99	nm

Net income (loss) including noncontrolling interests	231	74	157	212
Less: Net loss from noncontrolling interests(2)	4	3	1	33

Net income (loss) attributable to UNBC	$235	$77	$158	205%

Average balances—Market View (dollars in millions):
Total loans	$48,282	$46,848	$1,434	3
Total assets	80,055	84,810	(4,755)	(6)
Total deposits	59,470	67,838	(8,368)	(12)
Financial ratios—Market View
Risk adjusted return on capital(1)	9%	3%
Return on average assets(1)	1.19	0.37
Core efficiency ratio, excluding impact of privatization(3)	67.47	61.51

(1)
Annualized.
(2)
Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).
(3)
The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, the (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated Variable Interest Entities (VIEs), merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities.

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

  •
  the Community Banking Division serves its customers through 348 full-service branches in California and 53 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

        During the first quarter of 2011, net income of Retail Banking decreased compared to the same period in 2010, resulting from a 22 percent increase in noninterest expense, partially offset by a 16 percent increase in net interest income. Noninterest expense increased by 22 percent during the first quarter of 2011 compared to the same period in 2010, primarily due to increased overhead allocation costs, ongoing acquisition-related expenses, and staff costs. The increase in net interest income was primarily due to increased margin combined with the growth in loans and interest bearing deposits.

        Average asset growth for the first quarter of 2011 compared to the first quarter of 2010 was primarily driven by a 4 percent growth in average loans, mainly in residential mortgages.

        Average deposits increased 20 percent during the first quarter of 2011 compared to the same period in 2010. The key drivers for this increase include acquisition-related deposits and Retail Banking's strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

        Noninterest income decreased by 2 percent during the first quarter of 2011 compared to the same period in 2010 primarily due to lower service charges on deposits driven by new fee-related regulations and changes in consumer behavior.

  Corporate Banking

        Corporate Banking offers a range of financial products to both middle market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance as well as general corporate and middle-market lending in regional markets throughout the U.S. Corporate

Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a range of noncredit services, which include global treasury management solutions, foreign exchange and various interest rate risk and commodity risk management products. These products are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes including numerous vertical industry niches such as U.S. correspondent banks and certain government entities.

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

  —
  Petroleum, which provides commercial lending products including reserve-based lines of credit, commercial lines of credit as well as treasury management products to oil and gas companies; and

  —
  National Banking provides commercial lending and treasury management products to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as healthcare, entertainment, food and beverage.

  —
  Specialized Industries provides commercial lending and treasury products to middle-market and corporate clients in specific industries on a national basis including commercial finance, funds finance, environmental services and non-profits.

  •
  the Real Estate Industries Division serves professional real estate investors and developers with products such as construction loans, commercial mortgages and bridge financing. Additionally, through our Community Development Finance unit, we make tax credit investments in affordable housing projects, as well as provide construction and permanent financing;

  •
  the Global Capital Markets Division helps to serve our customers with their foreign exchange, interest rate and energy risk management needs in addition to facilitating merchant and investment banking related transactions. The division takes market risk when buying and selling securities, interest rate derivatives and foreign exchange contracts for its own account and accepts limited market risk when providing commodity and equity derivative contracts, since a significant portion of the market risk for these products is offset with third parties. Additionally, the division's Equipment Leasing arm provides lease financing services to corporate customers; and

  •
  the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank's web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Additionally, this division includes the Institutional Services operating unit, which provides custody, corporate trust, and retirement plan services. The client base of this operating unit includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Retirement Plan Services provides defined benefit services, including trustee services and investment management.

  •
  the Wealth Markets Division consists of the following operating units:

  —
  The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, and deposit and credit products;

  —
  UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core products areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank's geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products; and

  —
  Asset Management, which consists of HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.'s strategy is to expand distribution, to broaden its client base and to increase its assets under management.

        During the first quarter of 2011, net income of Corporate Banking increased 47 percent, compared to the same period in 2010, resulting from a 4 percent increase in net interest income, a 13 percent increase in noninterest income and a 33 percent decrease in credit expense. During the first quarter of 2011, average loans decreased 3 percent compared to the same period in 2010 primarily due to decreases in our commercial mortgage portfolio and real estate construction portfolio, partially offset by an increase in our commercial and industrial loan portfolio.

        During the first quarter of 2011, average deposits decreased 26 percent compared to the same period of 2010, primarily due to decreases in interest bearing core deposits and money market deposits. This planned deposit decline resulted primarily from targeted rate reductions. Noninterest income increased 13 percent during the first quarter of 2011, compared to the same period in 2010, primarily due to higher trading income, merchant banking fees, trust fees, brokerage commissions and fees and gains on the sale of private capital investments, partially offset by lower deposit fees. Noninterest expense decreased 2 percent during the first quarter of 2011, compared to the same period of 2010, primarily due to decreased staff costs and regulatory assessments.

  Other

        "Other" includes the following:

  •
  The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S.;

  •
  the funds transfer pricing results for our entire company, which allocates to the business segments their cost of funds on all asset categories and credit for funds on all liability categories;

  •
  Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of our balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk" in Part I, Item 2 of this Form 10-Q;

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

  •
  goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction; and

  •
  the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.1 percent and our consolidated effective tax rate.

        The increase in net income of $126 million for the first quarter of 2011 compared with the first quarter of 2010 is primarily due to the following factors:

  •
  an increase in credit income of $245 million, which reflects the improvement in credit quality of our loan portfolio. Credit income of $160 million for the first quarter of 2011 was due to the difference between the $102 million reversal of provision for loan losses calculated under our US GAAP methodology and the $58 million in expected losses for the reportable business segments, which utilizes the RAROC methodology. This compares to a credit expense of $85 million in the first quarter of 2010.

  •
  noninterest income increased $17 million in the first quarter of 2011 compared to the first quarter of 2010. This increase includes a $15 million gain on the sale of MasterCard shares, partially offset by lower gain on the sale of ALM investment securities;

  •
  noninterest expense increased $48 million in the first quarter of 2011 compared to the first quarter of 2010. This increase includes higher staff costs, facility expense and outside services, partially offset by lower amortization related to our privatization transaction and an $8 million decrease in provision for losses on off-balance sheet commitments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Disclosure Controls.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Controls Over Financial Reporting.    During the first quarter of 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2011	2010
Interest Income
Loans	$559	$540
Securities	143	143
Other	1	5

Total interest income	703	688

Interest Expense
Deposits	53	86
Commercial paper and other short-term borrowings	1	1
Long-term debt	31	27

Total interest expense	85	114

Net Interest Income	618	574
(Reversal of) provision for loan losses	(102)	170

Net interest income after (reversal of) provision for loan losses	720	404

Noninterest Income
Service charges on deposit accounts	57	66
Trust and investment management fees	34	31
Trading account activities	33	21
Securities gains, net	28	34
Merchant banking fees	19	14
Brokerage commissions and fees	13	9
Card processing fees, net	10	9
Other	46	26

Total noninterest income	240	210

Noninterest Expense
Salaries and employee benefits	344	280
Net occupancy and equipment	65	59
Professional and outside services	44	39
Intangible asset amortization	25	32
Regulatory assessments	21	30
(Reversal of) provision for losses on off-balance sheet commitments	(13)	(5)
Other	129	90

Total noninterest expense	615	525

Income before income taxes and including noncontrolling interests	345	89
Income tax expense	114	15

Net Income including Noncontrolling Interests	231	74
Deduct: Net loss from noncontrolling interests	4	3

Net Income attributable to UNBC	$235	$77

See accompanying notes to consolidated financial statements.

 UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,247	$946
Interest bearing deposits in banks (includes $23 at March 31, 2011 and $11 at December 31, 2010 related to consolidated variable interest entities (VIEs))	1,912	217
Federal funds sold and securities purchased under resale agreements	24	11

Total cash and cash equivalents	3,183	1,174
Trading account assets:
Pledged as collateral	6	43
Held in portfolio	870	956
Securities available for sale:
Pledged as collateral	308	10
Held in portfolio	20,026	20,781
Securities held to maturity (Fair value: March 31, 2011, $1,646; December 31, 2010, $1,560)	1,339	1,323
Loans:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	46,715	46,584
FDIC covered loans	1,390	1,510

Total loans held for investment	48,105	48,094
Allowance for loan losses	(1,034)	(1,191)

Loans, net	47,071	46,903
Premises and equipment, net	694	712
Intangible assets	432	457
Goodwill	2,447	2,456
FDIC indemnification asset	699	783
Other assets (includes $277 at March 31, 2011 and $283 at December 31, 2010 related to consolidated VIEs)	3,567	3,499

Total assets	$80,642	$79,097

Liabilities
Deposits:
Noninterest bearing	$18,062	$16,343
Interest bearing	40,615	43,611

Total deposits	58,677	59,954
Commercial paper and other short-term borrowings	3,260	1,356
Long-term debt (includes $8 at March 31, 2011 and December 31, 2010 related to consolidated VIEs)	6,078	5,598
Trading account liabilities	696	774
Other liabilities (includes $2 at March 31, 2011 and December 31, 2010 related to consolidated VIEs)	1,303	1,024

Total liabilities	70,014	68,706

Commitments, contingencies and guarantees—See Note 13
Equity
UNBC Stockholder's Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136	136
Additional paid-in capital	5,201	5,198
Retained earnings	5,703	5,468
Accumulated other comprehensive loss	(685)	(677)

Total UNBC stockholder's equity	10,355	10,125
Noncontrolling interests	273	266

Total equity	10,628	10,391

Total liabilities and equity	$80,642	$79,097

See accompanying notes to consolidated financial statements.

 UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	UNBC Stockholder's Equity
(Dollars in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder's equity
BALANCE DECEMBER 31, 2009	$136	$5,195	$4,900	$(651)	$—	$9,580

Cumulative effect from change in accounting for VIEs					272	272
Comprehensive income:
Net income (loss)—For the three months ended March 31, 2010			77		(3)	74
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(13)		(13)
Net change in unrealized losses on securities				57		57
Foreign currency translation adjustment				1		1
Net change in pension and other benefits				4		4

Total comprehensive income, net of tax						123
Other					13	13

Net change	—	—	77	49	282	408

BALANCE MARCH 31, 2010	$136	$5,195	$4,977	$(602)	$282	$9,988

BALANCE DECEMBER 31, 2010	$136	$5,198	$5,468	$(677)	$266	$10,391

Comprehensive income:
Net income (loss)—For the three months ended March 31, 2011			235		(4)	231
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				4		4
Net change in unrealized losses on securities				(27)		(27)
Foreign currency translation adjustment				2		2
Net change in pension and other benefits				13		13

Total comprehensive income, net of tax						223
Compensation expense—restricted stock units		3				3
Other					11	11

Net change	—	3	235	(8)	7	237

BALANCE MARCH 31, 2011	$136	$5,201	$5,703	$(685)	$273	$10,628

(1)
For additional information on the consolidated VIEs, refer to Note 6 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

 UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three Months Ended March 31,
(Dollars in millions)	2011	2010
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$231	$74
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(102)	170
(Reversal of) provision for losses on off-balance sheet commitments	(13)	(5)
Depreciation, amortization and accretion, net	37	63
Stock-based compensation—restricted stock units	3	—
Deferred income taxes	93	(17)
Net gains on sales of securities	(28)	(34)
Net decrease (increase) in trading account assets	123	(105)
Net decrease (increase) in prepaid expenses	10	(74)
Net increase in fees and other receivable	(115)	(86)
Net decrease (increase) in other assets	43	(60)
Net decrease in accrued expenses	(45)	(3)
Net increase (decrease) in trading account liabilities	(78)	198
Net increase in other liabilities	329	108
Loans originated for resale	(13)	—
Net proceeds from sale of loans originated for resale	8	—
Other, net	(2)	(9)

Total adjustments	250	146

Net cash provided by operating activities	481	220

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,913	1,047
Proceeds from matured and called securities available for sale	1,482	1,100
Purchases of securities available for sale	(2,980)	(1,668)
Proceeds from matured securities held to maturity	5	2
Purchases of premises and equipment, net	(16)	(15)
Proceeds from sales of loans	81	80
Net decrease (increase) in loans	(177)	305
Proceeds from FDIC loss share agreements	96	—
Other, net	(1)	(2)

Net cash provided by investing activities	403	849

Cash Flows from Financing Activities:
Net decrease in deposits	(1,277)	(1,914)
Net increase in commercial paper and other short-term borrowings	1,904	577
Proceeds from issuance of long-term debt	1,000	1,000
Repayment of long-term debt	(513)	(500)
Other, net	1	1
Change in noncontrolling interests	10	13

Net cash provided by (used in) financing activities	1,125	(823)

Net increase in cash and cash equivalents	2,009	246
Cash and cash equivalents at beginning of period	1,174	8,226
Effect of exchange rate changes on cash and cash equivalents	—	1

Cash and cash equivalents at end of period	$3,183	$8,473

Cash Paid During the Period For:
Interest	$71	$102
Income taxes, net	6	(2)
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$94	$86
Transfer of loans held for investment to foreclosed assets (OREO)	38	29

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Nature of Operations

        The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2011 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

        The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses (Note 5), purchased credit-impaired loans (Note 5), annual goodwill impairment analysis, pension accounting (Note 7), valuing financial instruments (Note 10), and income taxes.

        UnionBanCal Corporation is a financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, and Texas, as well as nationally and internationally.

        Effective in the first quarter of 2011, payments received of $96 million related to the loss share agreements with the FDIC in conjunction with the Company's FDIC-assisted acquisitions are disclosed separately as proceeds from FDIC loss share agreements and are classified within cash flows from investing activities. These proceeds were previously classified under cash flows from operating activities and totaled $95 million and $165 million in the third quarter and full year 2010, respectively.

Note 2—Recently Issued Accounting Pronouncements That Are Not Yet Effective

  Determination of Whether a Restructuring is a Troubled Debt Restructuring

        In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This guidance is effective beginning July 1, 2011. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Recently Issued Accounting Pronouncements That Are Not Yet Effective (Continued)

  Reconsideration of Effective Control for Repurchase Agreements

        In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective beginning January 1, 2012. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

Note 3—Business Combinations

        On April 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Frontier Bank, a Washington state-chartered commercial bank headquartered in Everett, Washington (Frontier). Additionally, on April 16, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Tamalpais Bank of San Rafael, California (Tamalpais). For further information related to the Tamalpais and Frontier acquisitions, see Note 2 to the consolidated financial statements in the Company's 2010 Form 10-K. In the first quarter of 2011, the Company recorded an adjustment, which reduced goodwill by $9 million, related to the value of expected interest income on the acquired loans and FDIC indemnification assets. For further information related to goodwill and intangibles, see Note 5 to the consolidated financial statements in the Company's 2010 Form 10-K.

Note 4—Securities

        The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	March 31, 2011
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$5,260	$43	$1	$5,302
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	13,373	121	137	13,357
Privately issued	956	5	30	931
State and municipal	65	1	—	66
Asset-backed securities	305	—	—	305
Other debt securities	307	5	2	310
Equity securities	62	1	—	63

Total securities available for sale	$20,328	$176	$170	$20,334

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

	December 31, 2010
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$—	$—	$150
U.S. government sponsored agencies	6,689	75	—	6,764
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	12,743	138	125	12,756
Privately issued	710	4	32	682
State and municipal	25	1	—	26
Asset-backed securities	240	—	—	240
Other debt securities	129	5	1	133
Equity securities	40	1	1	40

Total securities available for sale	$20,726	$224	$159	$20,791

Securities Held to Maturity

	March 31, 2011
		Recognized in Other Comprehensive Income (OCI)			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,779	$—	$440	$1,339	$307	$—	$1,646

	December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,778	$—	$455	$1,323	$238	$1	$1,560

        For securities held to maturity, the amount recognized in other comprehensive income (OCI) reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization, while the amount not recognized in OCI reflects the incremental change in value after such transfer. Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less payments and any impairment previously recognized in earnings.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Maturity Schedule of Securities

Securities Available for Sale

	March 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,875	$1,883
Due after one year through five years	3,828	3,871
Due after five years through ten years	961	992
Due after ten years	13,602	13,525
No stated maturity—equity securities	62	63

Total securities available for sale	$20,328	$20,334

Securities Held to Maturity

	March 31, 2011
(Dollars in millions)	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$—	$—	$1
Due after one year through five years	270	222	267
Due after five years through ten years	1,337	1,003	1,230
Due after ten years	172	114	148

Total securities held to maturity	$1,779	$1,339	$1,646

        The proceeds from sales of securities available for sale, gross realized gains and gross realized losses are shown below. The specific identification method is used to calculate realized gains and losses on sales. The table below excludes losses from other-than-temporary impairment.

Sales of Securities Available for Sale

	For the Three Months Ended March 31,
(Dollars in millions)	2011	2010
Proceeds from sales	$1,913	$1,047
Gross realized gains	29	35
Gross realized losses	—	—

Analysis of Unrealized Losses on Securities

        At March 31, 2011 and December 31, 2010, the Company's securities with a continuous unrealized loss position are shown below, separately for periods less than 12 months and 12 months or more.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Securities Available for Sale

	March 31, 2011
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. government sponsored agencies	$455	$1	10	$—	$—	—	$455	$1	10
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	6,475	137	242	112	—	7	6,587	137	249
Privately issued	403	4	31	101	26	6	504	30	37
State and municipal	1	—	4	—	—	1	1	—	5
Asset-backed securities	105	—	11	—	—	—	105	—	11
Other debt securities	202	1	17	22	1	4	224	2	21
Equity securities	5	—	2	—	—	2	5	—	4

Total securities available for sale	$7,646	$143	317	$235	$27	20	$7,881	$170	337

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
U.S. government sponsored agencies	$240	$—	6	$—	$—	—	$240	$—	6
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	6,320	125	237	35	—	2	6,355	125	239
Privately issued	140	1	16	165	31	11	305	32	27
State and municipal	1	—	4	—	—	2	1	—	6
Asset-backed securities	110	—	11	—	—	—	110	—	11
Other debt securities	—	—	—	22	1	4	22	1	4
Equity securities	5	1	2	—	—	2	5	1	4

Total securities available for sale	$6,816	$127	276	$222	$32	21	$7,038	$159	297

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

Securities Held to Maturity

	March 31, 2011
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$—	$—	—	$1,634	$440	220	$1,634	$440	220

	December 31, 2010
	Less than 12 months			12 months or more			Total
(Dollars in millions)	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
CLOs	$—	$—	—	$1,558	$456	221	$1,558	$456	221

        At March 31, 2011, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity, and it is not more likely than not that the Company will have to sell the securities prior to recovery of amortized cost.

        The following describes the nature of the Company's investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

  Residential Mortgage-Backed Securities—U.S. Government and Government Sponsored Agencies

        These residential mortgage-backed securities consist of securities guaranteed by the U.S. government or government sponsored agencies such as Fannie Mae and Freddie Mac. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on these residential mortgage-backed securities resulted from changes in interest rates and not credit quality. As a result, the securities were not other-than-temporarily impaired at March 31, 2011.

  Residential Mortgage-Backed Securities—Privately Issued

        These residential mortgage-backed securities are privately issued by financial institutions. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on these privately issued residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the first quarter of 2011 was not significant. With respect to the remaining portfolio at March 31, 2011, the Company expects to recover the entire amortized cost basis of these securities.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Securities (Continued)

  Collateralized Loan Obligations

        The Company's CLOs primarily consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Certain of these CLOs are highly illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market's opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2011 to determine whether any of the unrealized losses related to CLOs were believed to be other-than-temporary, the Company expects to recover the entire amortized cost basis of these securities.

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

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At March 31, 2011, the Company had $4.9 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.8 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.4 billion) and to secure public and trust department deposits ($2.7 billion).

        At March 31, 2011 and December 31, 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $25 million ($14 million of which has been repledged to cover short sales) and $12 million ($1 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company's collateral needs.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses

        A summary of loans, net of unearned discount and deferred fees (costs) of $56 million and $70 million at March 31, 2011 and December 31, 2010, respectively, is as follows:

(Dollars in millions)	March 31, 2011	December 31, 2010
Loans held for investment, excluding FDIC covered loans:
Commercial, financial and industrial	$15,143	$15,162
Construction	1,153	1,460
Residential mortgage	18,110	17,531
Commercial mortgage	7,749	7,816
Consumer:
Installment	1,983	2,035
Revolving lines of credit	1,804	1,823

Total consumer	3,787	3,858
Lease financing	773	757

Total loans held for investment, excluding FDIC covered loans	46,715	46,584
FDIC covered loans	1,390	1,510

Total loans held for investment	48,105	48,094
Allowance for loan losses	(1,034)	(1,191)

Loans held for investment, net	$47,071	$46,903

  Loans Acquired in Business Combinations

        The Company evaluated loans acquired in the Frontier and Tamalpais transactions in accordance with accounting guidance related to loans acquired with deteriorated credit quality as of the acquisition date. Management elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance using the same methodology. The following table reflects the carrying value of loans, pursuant to accounting standards for purchased credit-impaired loans and other acquired loans, as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(Dollars in millions)	Purchased credit-impaired loans	Other acquired loans	Total
Commercial, financial and industrial	$334	$53	$387
Construction	182	2	184
Residential mortgage	77	—	77
Commercial mortgage	692	15	707
Consumer	16	19	35

Total FDIC covered loans	$1,301	$89	$1,390

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

        The acquired loans are referred to as "covered loans" as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. As of acquisition dates, the estimated fair value of the purchased credit-impaired loan portfolios of Frontier and Tamalpais subject to the loss share agreements was $1.7 billion, which represents the present value of expected cash flows from the portfolio. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimated credit losses in the acquired loan portfolios at the acquisition date.

        The accretable yield for purchased credit-impaired loans for the first quarter of 2011 was as follows:

(Dollars in millions)	March 31, 2011
Accretable yield, beginning of year	$231
Accretion	(37)
Reclassifications from nonaccretable difference during the period	104

Accretable yield, end of period	$298

        The carrying value and outstanding balance for the purchased credit-impaired loans as of March 31, 2011, December 31, 2010 and as of the respective acquisition dates were as follows:

(Dollars in millions)	March 31, 2011	December 31, 2010	Acquisition Date
Total outstanding balance	$2,729	$2,829	$3,153

Carrying value	$1,301	$1,394	$1,725

        Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank's internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans. At March 31, 2011, the allowance for loan losses on FDIC covered loans was $23 million, which consisted of an allowance for FDIC covered loan losses not subject to FDIC indemnification of $7 million, and an allowance covered by FDIC indemnification of $16 million, representing exposure for losses

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

expected to be recoverable under loss share agreements with the FDIC. There were no charge-offs or recoveries related to FDIC covered loans during the first quarter of 2011.

  Allowance for Loan Losses

        The following table shows the allowance for loans losses and related loan balances by portfolio segment as of March 31, 2011 and December 31, 2010.

	March 31, 2011					March 31, 2010
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191	$1,357
(Reversal of) provision for loan losses	(68)	13	—	(47)	(102)	170
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)	—
Loans charged off	48	25	—	—	73	135
Recoveries of loans previously charged off	19	1	—	—	20	16

Allowance for loan losses, end of period	$586	$174	$23	$251	$1,034	$1,408

Allowance for loan losses:
Individually evaluated for impairment	$106	$10	$—	$—	$116
Collectively evaluated for impairment	480	164	—	251	895
Purchased credit-impaired loans	—	—	23	—	23

Total allowance for loan losses	$586	$174	$23	$251	$1,034

Loans held for investment:
Individually evaluated for impairment	$461	$103	$21	$—	$585
Collectively evaluated for impairment	24,357	21,794	68	—	46,219
Purchased credit-impaired loans	—	—	1,301	—	1,301

Total loans held for investment	$24,818	$21,897	$1,390	$—	$48,105

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2010
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$112	$8	$—	$—	$120
Collectively evaluated for impairment	571	177	—	298	1,046
Purchased credit-impaired loans	—	—	25	—	25

Total allowance for loan losses	$683	$185	$25	$298	$1,191

Loans held for investment:
Individually evaluated for impairment	$572	$79	$26	$—	$677
Collectively evaluated for impairment	24,623	21,310	90	—	46,023
Purchased credit-impaired loans	—	—	1,394	—	1,394

Total loans held for investment	$25,195	$21,389	$1,510	$—	$48,094

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

  Nonaccrual and Past Due Loans

        Nonaccrual loans, excluding FDIC covered loans, totaled $0.8 billion, at each of March 31, 2011 and December 31, 2010. There were $234 million and $220 million of TDR loans at March 31, 2011 and December 31, 2010, respectively. Loans 90 days or more past due and still accruing totaled $3 million and $2 million at March 31, 2011 and December 31, 2010, respectively.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents nonaccrual loans as of March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31, 2011	December 31, 2010
Commercial, financial and industrial	$113	$115
Construction	71	140
Residential mortgage	241	243
Commercial mortgage	265	329
Consumer:
Installment	12	12
Revolving lines of credit	10	10

Total consumer	22	22
Lease financing	71	—

Total nonaccrual loans, excluding FDIC covered loans	783	849
FDIC covered loans	90	116

Total nonaccrual loans	$873	$965

Troubled debt restructured loans that continue to accrue interest	$45	$22

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$189	$198

        The following table provides a summary of total TDRs, which include those that are on nonaccrual status and those that continue to accrue interest, as of March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31, 2011	December 31, 2010
Commercial, financial and industrial	$24	$30
Residential mortgage	101	79
Commercial mortgage	107	111
Consumer	2	—

Total troubled debt restructured loans	$234	$220

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table shows an aging of the balance of loans held for investment by class as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Aging Analysis of Loans					90 days or more past due and still accruing(1)
(Dollars in millions)	Current	30 to 89 days past due	90 days or more past due	Total past due	Total
Commercial, financial and industrial	$15,831	$71	$14	$85	$15,916	$3
Construction	1,133	—	20	20	1,153	—
Commercial mortgage	7,612	105	32	137	7,749	—
Residential mortgage	17,771	160	179	339	18,110	—
Consumer installment	1,962	11	10	21	1,983	—
Consumer revolving lines of credit	1,783	12	9	21	1,804	—

Total loans held for investment, excluding FDIC covered loans	$46,092	$359	$264	$623	$46,715	$3

(1)
Excludes loans totaling $279 million that were 90 days or more past due and still accruing, which consisted of FDIC covered loans accounted for in accordance with accounting standards for purchased credit-impaired loans.

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

(1)
Excludes loans totaling $312 million that were 90 days or more past due and still accruing, which consisted of FDIC covered loans accounted for in accordance with accounting standards for purchased credit-impaired loans.

  Credit Quality Indicators

        Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 4 to the consolidated financial statements in the Company's 2010 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $1.3 billion and $1.4 billion covered by FDIC loss share agreements, at March 31, 2011 and December 31, 2010, respectively. Amounts also exclude $596 million and $635 million at March 31, 2011 and December 31, 2010, respectively, of small business loans, which are monitored by business credit score and delinquency status, unamortized nonrefundable loan fees, and related direct loan origination costs.

	March 31, 2011
(Dollars in millions)	Commercial, financial and industrial	Construction	Commercial mortgage	Total
Pass	$14,084	$810	$6,284	$21,178
Criticized	1,103	402	1,386	2,891

Total	$15,187	$1,212	$7,670	$24,069

	December 31, 2010
(Dollars in millions)	Commercial, financial and industrial	Construction	Commercial mortgage	Total
Pass	$13,982	$902	$6,205	$21,089
Criticized	1,235	623	1,526	3,384

Total	$15,217	$1,525	$7,731	$24,473

        The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $112 million and $122 million of loans, covered by FDIC loss share agreements at March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$17,869	$241	$18,110
Consumer installment	1,971	12	1,983
Consumer revolving lines of credit	1,794	10	1,804

Total	$21,634	$263	$21,897

	December 31, 2010
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$17,288	$243	$17,531
Consumer installment	2,023	12	2,035
Consumer revolving lines of credit	1,813	10	1,823

Total	$21,124	$265	$21,389

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Loans and Allowance for Loan Losses (Continued)

Loan Impairment

        The Company's impaired loans generally include larger commercial, financial and industrial, construction, commercial mortgage, and TDRs where it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

        The following tables show information about impaired loans by class as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Recorded Investment					Unpaid principal balance
(Dollars in millions)	With an allowance	Without an allowance	Total	Allowance for impaired loans	Average balance	With an allowance	Without an allowance
Commercial, financial and industrial	$170	$10	$180	$60	$147	$186	$56
Construction	61	8	69	16	104	68	9
Residential mortgage	101	—	101	10	90	100	—
Commercial mortgage	196	16	212	30	265	252	22
Consumer	2	—	2	—	1	2	—

Total, excluding FDIC covered loans	530	34	564	116	607	608	87
FDIC covered loans	1	20	21	—	24	12	41

Total	$531	$54	$585	$116	$631	$620	$128

	December 31, 2010
	Recorded Investment					Unpaid principal balance
(Dollars in millions)	With an allowance	Without an allowance	Total	Allowance for impaired loans	Average balance	With an allowance	Without an allowance
Commercial, financial and industrial	$110	$3	$113	$31	$210	$138	$10
Construction	134	5	139	15	301	162	6
Residential mortgage	79	—	79	8	40	79	—
Commercial mortgage	308	12	320	66	434	371	18

Total, excluding FDIC covered loans	631	20	651	120	985	750	34
FDIC covered loans	1	25	26	—	5	11	45

Total	$632	$45	$677	$120	$990	$761	$79

        Interest income recognized for impaired loans during the first quarter of 2011 for the commercial, consumer and FDIC covered loan portfolio segments were $0.5 million, $1.0 million and $0.2 million, respectively.

        The Company transferred $94 million of loans from held for investment to held for sale and sold $79 million in loans during the first quarter of 2011.

Note 6—Variable Interest Entities, Private Capital and Other Investments

        The Company is involved in various structures that are considered to be VIEs. Generally, a VIE is a corporation, partnership, trust or any other legal structure that has equity investors that: 1) do not have sufficient equity at risk for the entity to independently finance its activities; 2) lack the power to direct the

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Variable Interest Entities, Private Capital and Other Investments (Continued)

activities that significantly impact the entity's economic success; and/or 3) do not have an obligation to absorb the entity's losses or the right to receive the entity's returns. The Company's investments in VIEs primarily consist of equity investments in low income housing credit (LIHC) structures and renewable energy projects, which are designed to generate a return primarily through the realization of federal tax credits, and private capital investments. For further information related to the Company's consolidated VIEs and those that were not consolidated, see Note 7 to the consolidated financial statements in the Company's 2010 Form 10-K.

Consolidated VIEs

        At March 31, 2011, assets of $300 million and liabilities of $10 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        For the first quarters of 2011 and 2010, the Company recorded $6 million and $5 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company's consolidated statements of income.

Unconsolidated VIEs in which the Company has a Variable Interest

        The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at March 31, 2011. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying value of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	March 31, 2011
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$516	$27	$705
Renewable energy investments	298	—	298
Private capital investments	111		177

Total unconsolidated VIEs	$925	$27	$1,180

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Variable Interest Entities, Private Capital and Other Investments (Continued)

  Private Capital and Other Investments

        The following table shows the balances of private capital and other investments as of March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31, 2011	December 31, 2010
Private capital and other investments:
Private capital investments—cost basis	$86	$85
Private capital investments—equity method	38	40
LIHC investments—guaranteed	183	157
LIHC investments—unguaranteed	336	316
Consolidated VIEs	277	283
Renewable energy investments	298	300

Total private capital and other investments	$1,218	$1,181

        The Company evaluates these investments periodically for other-than-temporary impairment. During the first quarter of 2011, the Company did not record any impairment related to these investments. For further information on the Company's private capital and other investments, see Note 8 to the consolidated financial statements in the Company's 2010 Form 10-K.

Note 7—Employee Pension and Other Postretirement Benefits

        The following table summarizes the components of net periodic benefit cost for the first quarter of 2011 and 2010.

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$14	$12	$3	$3	$—	$—
Interest cost	24	22	3	3	1	1
Expected return on plan assets	(37)	(36)	(3)	(3)	—	—
Recognized net actuarial loss	10	3	2	1	—	—

Total net periodic benefit cost	$11	$1	$5	$4	$1	$1

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Commercial Paper and Other Short-Term Borrowings

        The following is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2011	December 31, 2010
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.17% and 0.15% at March 31, 2011 and December 31, 2010, respectively	$426	$170
Commercial paper, with weighted average interest rates of 0.23% and 0.22% at March 31, 2011 and December 31, 2010, respectively	1,265	745
Other borrowed funds:
Term federal funds purchased, with weighted average interest rates of 0.27% and 0.28% at March 31, 2011 and December 31, 2010, respectively	689	335
Federal Home Loan Bank advances with a weighted average interest rate of 0.24% at March 31, 2011	750	—
All other borrowed funds, with weighted average interest rates of 0.34% and 1.20% at March 31, 2011 and December 31, 2010, respectively	130	106

Total commercial paper and other short-term borrowings	$3,260	$1,356

Note 9—Long-Term Debt

        The following is a summary of the Company's long-term debt:

(Dollars in millions)	March 31, 2011	December 31, 2010
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from December 2011 to February 2016. These notes bear a combined weighted-average rate of 1.79% at March 31, 2011 and 1.72% at December 31, 2010	$4,000	$3,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% at December 31, 2010	—	500
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.51% at March 31, 2011 and 0.50% at December 31, 2010	500	500
Fixed rate 2.125% notes due December 2013	399	399
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.25% notes due December 2013	419	422
Fixed rate 5.95% notes due May 2016	752	756
Junior subordinated debt payable to subsidiary grantor trust:
Fixed rate 10.875% notes due March 2030	—	10
Fixed rate 10.60% notes due March 2030	—	3

Total long-term debt	$6,078	$5,598

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments

  Fair Value Hierarchy

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by US GAAP. This hierarchy is based on the quality and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 17 to the consolidated financial statements in the Company's 2010 Form 10-K.

  Valuation Methodologies

        The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as interest rates, yield curves, foreign exchange rates, commodity prices, volatilities and credit curves. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 17 to the consolidated financial statements in the Company's 2010 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, by major category and by valuation hierarchy level.

	March 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$6	$—	$—	$—	$6
U.S. government sponsored agencies	82	—	—	—	82
State and municipal	—	48	—	—	48
Commercial paper	—	18	—	—	18
Foreign exchange derivative contracts	—	38	—	(3)	35
Commodity derivative contracts	—	304	—	(119)	185
Interest rate derivative contracts	3	513	—	(90)	426
Equity derivative contracts	—	76	—	—	76

Total trading account assets	91	997	—	(212)	876
Securities available for sale:
U.S. government sponsored agencies	5,302	—	—	—	5,302
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	13,357	—	—	13,357
Privately issued	—	931	—	—	931
State and municipal	—	18	48	—	66
Asset-backed securities	—	305	—	—	305
Other debt securities		310			310
Equity securities	62	—	1	—	63

Total securities available for sale	5,364	14,921	49	—	20,334
Other assets	—	11	—	(8)	3

Total assets	$5,455	$15,929	$49	$(220)	$21,213

Percentage of Total	26%	75%	—	(1)%	100%
Percentage of Total Company Assets	6%	20%	—	—	26%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$—	$47	$—	$(11)	$36
Commodity derivative contracts	—	295	—	(50)	245
Interest rate derivative contracts	2	472	—	(168)	306
Equity derivative contracts	—	76	—	—	76
Other derivative contracts	—	—	10	—	10
Securities sold, not yet purchased	23	—	—	—	23

Total trading account liabilities	25	890	10	(229)	696
Other liabilities	—	—	47	—	47

Total liabilities	$25	$890	$57	$(229)	$743

Percentage of Total	3%	120%	8%	(31)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$43	$—	$—	$—	$43
U.S. government sponsored agencies	68	—	—	—	68
State and municipal	—	42	—	—	42
Commercial paper	—	34	—	—	34
Foreign exchange derivative contracts	1	42	—	(10)	33
Commodity derivative contracts	—	234	—	(58)	176
Interest rate derivative contracts	3	593	—	(42)	554
Equity derivative contracts	—	50	—	(1)	49

Total trading account assets	115	995	—	(111)	999
Securities available for sale:
U.S. Treasury	150	—	—	—	150
U.S. government sponsored agencies	6,764	—	—	—	6,764
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	12,756	—	—	12,756
Privately issued	—	682	—	—	682
State and municipal	—	19	7	—	26
Asset-backed securities	—	240	—	—	240
Other debt securities		133			133
Equity securities	39	—	1	—	40

Total securities available for sale	6,953	13,830	8	—	20,791
Other assets:
Interest rate hedging contracts	—	21	—	(2)	19

Total other assets	—	21	—	(2)	19

Total assets	$7,068	$14,846	$8	$(113)	$21,809

Percentage of Total	33%	68%	—	(1)%	100%
Percentage of Total Company Assets	9%	19%	—	—	28%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$48	$—	$(13)	$36
Commodity derivative contracts	—	233	—	(51)	182
Interest rate derivative contracts	—	551	—	(60)	491
Equity derivative contracts	—	50	—	—	50
Other derivative contracts	—	—	14	—	14
Securities sold, not yet purchased	1	—	—	—	1

Total trading account liabilities	2	882	14	(124)	774
Other liabilities	—	—	36		36

Total liabilities	$2	$882	$50	$(124)	$810

Percentage of Total	—	109%	6%	(15)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first quarters of 2011 and 2010. Level 3

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

available for sale securities at March 31, 2011 and 2010 primarily consist of tax exempt community development bonds. There were no transfers in (out) of Level 1, 2, and 3 during the first quarter of 2011.

	For the Quarters Ended
	March 31, 2011			March 31, 2010
(Dollars in millions)	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale
Balance, beginning of period	$8	$14	$36	$7
Total (gains) losses (realized/unrealized):
Included in income before taxes	—	(4)	11	—
Purchases	42	—	—	1
Sales	(1)	—	—	—

Balance, end of period	$49	$10	$47	$8

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$—	$(4)	$11	$—

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first quarters of 2011 and 2010 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2011
					Loss for the Quarter Ended March 31, 2011
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$297	$—	$—	$297	$(45)
Other assets:
OREO	76	—	—	76	(9)

Total	$373	$—	$—	$373	$(54)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	March 31, 2010
					Loss for the Quarter Ended March 31, 2010
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$615	$—	$—	$615	$(15)
Other assets:
OREO	8	—	—	8	(1)
Private equity investments	5	—	—	5	(2)

Total	$628	$—	$—	$628	$(18)

        Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

        Other assets consist of private equity investments, and OREO that was measured at the lower of cost or fair value, net of cost of disposal. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was estimated using NAV.

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

        Certain financial instruments that are not recognized at fair value on the consolidated balance sheet are carried at amounts that approximate fair value due to their short-term nature. These financial instruments include cash and due from banks, interest bearing deposits in banks, federal funds sold and purchased, securities purchased under resale agreements, securities sold under repurchase agreements and commercial paper. In addition, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing checking, and market rate and other savings are deemed to equal their carrying values. For further information on methodologies for approximating fair values, see Note 17 to the consolidated financial statements in the Company's 2010 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Securities held to maturity	$1,339	$1,646	$1,323	$1,560
Loans held for investment, net of allowance for loan losses(1)	46,304	46,337	46,164	46,231
FDIC indemnification asset	699	612	783	750
Liabilities
Interest bearing deposits	40,615	40,714	43,611	43,610
Other borrowed funds	1,569	1,569	441	441
Long-term debt	6,078	6,133	5,598	5,669

(1)
Excludes lease financing, net of related allowance.

        Off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are excluded from the above table. These instruments generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This estimate totaled $279 million and $298 million at March 31, 2011 and December 31, 2010, respectively.

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging

        The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company's operating results due to market fluctuations in currency rates, interest rates or commodity prices.

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

        Derivatives are used to manage exposure to interest rate, commodity and foreign currency risk, generate profits from proprietary trading and to assist customers with their risk management objectives. The Company designates derivative instruments as those used for hedge accounting purposes, and those for trading or economic hedge purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The tables below present the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of March 31, 2011 and December 31, 2010. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	March 31, 2011
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$5,000	Other assets	$11	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$32,896	Trading account assets	$516	Trading account liabilities	$474
Commodity contracts	5,018	Trading account assets	304	Trading account liabilities	295
Foreign exchange contracts	3,105	Trading account assets	38	Trading account liabilities	47
Equity contracts	1,888	Trading account assets	76	Trading account liabilities	76
Other contracts	60		—	Trading account liabilities	10

Total derivatives not designated as hedging instruments	$42,967		$934		$902

Total deriviative instruments	$47,967		$945		$902

	December 31, 2010
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$5,500	Other assets	$21	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$28,820	Trading account assets	$596	Trading account liabilities	$551
Commodity contracts	4,679	Trading account assets	234	Trading account liabilities	233
Foreign exchange contracts	3,011	Trading account assets	43	Trading account liabilities	49
Equity contracts	1,313	Trading account assets	50	Trading account liabilities	50
Other contracts	60		—	Trading account liabilities	14

Total derivatives not designated as hedging instruments	$37,883		$923		$897

Total deriviative instruments	$43,383		$944		$897

        Certain of the Company's derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company's credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At March 31, 2011, the aggregate fair value (including net interest payable/receivable) of all derivative

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

instruments with credit-risk mitigated contingent features that are in a liability position was $6 million. At March 31, 2011, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2011, the Company would have been required to provide collateral of $6 million to settle these contracts.

  Derivatives Used in Asset and Liability Management

        Derivative instruments are integral components of the Company's asset and liability management activities. The Company uses interest rate derivatives to manage the Company's net interest income sensitivity to changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. The following describes the significant hedging strategies of the Company.

  Cash Flow Hedges

  Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

        The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At March 31, 2011, the weighted average remaining life of the currently active cash flow hedges was approximately 2 years.

        In the first quarter of 2011, the Company terminated $1.0 billion notional amount of interest rate swaps concurrent with the issuance of $1.0 billion of fixed rate debt. The swaps were accounted for as a cash flow hedge and were used to mitigate the changes in cash flows on the forecasted fixed rate debt. At termination, the Company had a related unrealized gain of $14 million, which will be amortized into interest expense over the life of the debt. The Company realized minimal ineffectiveness as result of the termination.

        The Company used purchased interest rate caps with a notional amount of $1.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap's strike rate. The Company used interest rate swaps with a notional amount of $1.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received (or paid) under the swap contract offset fluctuations in borrowing interest expense caused by changes in the relevant LIBOR index. The Company used purchased interest rate caps with a notional amount of $3.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate component of forecasted issuances of short-term, fixed rate CDs. Net payments to be received under the cap contract offset increases in interest expense if the relevant LIBOR index rises above the cap's strike rate.

        Hedging transactions are structured at inception so that the notional amounts of the hedging instruments are matched to an equal principal amount of loans, CDs, or borrowings, the index and repricing frequencies of

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

the hedging instruments match those of the loans, CDs, or borrowings and the period in which the designated hedged cash flows occur is equal to the term of the hedge instruments. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedging instruments versus those of the loans, CDs or borrowings.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness and any non qualifying hedge components are recognized in noninterest expense in the period in which they arise. At March 31, 2011, the Company expects to reclassify approximately $12 million of net losses from accumulated other comprehensive income to net interest income during the twelve months ending March 31, 2012. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2011.

        The following table presents the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the first quarters of 2011 and 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2011	2010	Location	2011	2010	Location	2011	2010
Derivatives in cash flow hedging relationships
			Interest income	$(1)	$20	Noninterest
Interest rate contracts	$5	$(2)	Interest expense	(1)	—	expense(1)	$—	$—

Total	$5	$(2)		$(2)	$20		$—	$—

(1)
Amounts recognized were less than $1 million.

  Trading Derivatives

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

        The Company offers market-linked certificates of deposit, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched over-the-counter option. Both the embedded derivative and options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following table presents the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading for the first quarters of 2011 and 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
(Dollars in millions)	Location	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Trading Derivatives:
Interest rate contracts	Trading account activities	$11	$3
Equity contracts	Trading account activities	8	3
Foreign exchange contracts	Trading account activities	6	9
Commodity contracts	Trading account activities	(1)	2
Other contracts	Trading account activities	4	—

Total		$28	$17

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of accumulated other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(2)	$1	$(1)
Less: accretion of fair value adjustment	1	—	1
Less: reclassification adjustment for net gains on hedges included in net income	(21)	8	(13)

Net change in unrealized gains on hedges	(22)	9	(13)

Securities:
Unrealized holding gains arising during the period on securities available for sale	112	(44)	68
Reclassification adjustment for net gains on securities available for sale included in net income	(34)	13	(21)
Less: accretion of fair value adjustment on held-to-maturity securities	(7)	3	(4)
Less: accretion of net unrealized losses on held to maturity securities	23	(9)	14

Net change in unrealized losses on securities	94	(37)	57

Foreign currency translation adjustment	1	—	1

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss	5	(1)	4

Net change in pension and other benefits	5	(1)	4

Net change in accumulated other comprehensive loss	$78	$(29)	$49

For the Three Months Ended March 31, 2011:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$5	$(2)	$3
Less: Reclassification adjustment for net losses on hedges included in net income	2	(1)	1

Net change in unrealized gains on hedges	7	(3)	4

Securities:
Unrealized holding losses arising during the period on securities available for sale	(28)	11	(17)
Reclassification adjustment for net gains on securities available for sale included in net income	(28)	11	(17)
Less: accretion of fair value adjustment on securities available for sale	(3)	1	(2)
Less: accretion of fair value adjustment on held to maturity securities	(6)	2	(4)
Less: accretion of net unrealized losses on held to maturity securities	21	(8)	13

Net change in unrealized losses on securities	(44)	17	(27)

Foreign currency translation adjustment	3	(1)	2

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss	12	(5)	7
Pension and other benefits	9	(3)	6

Net change in pension and other benefits	21	(8)	13

Net change in accumulated other comprehensive loss	$(13)	$5	$(8)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive income (loss) balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2009	$19	$(296)	$—	$(374)	$(651)
Change during the period	(13)	57	1	4	49

Balance, March 31, 2010	$6	$(239)	$1	$(370)	$(602)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	4	(27)	2	13	(8)

Balance, March 31, 2011	$(17)	$(265)	$3	$(406)	$(685)

Note 13—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's commitments.

(Dollars in millions)	March 31, 2011
Commitments to extend credit	$22,953
Standby letters of credit	5,403
Commercial letters of credit	57
Commitments to fund principal investments	66
Commitments to fund LIHC investments	189
Commitments to fund CLO securities	14

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2011, the carrying value of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

        The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Commitments, Contingencies and Guarantees (Continued)

amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.

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

        The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company's ultimate exposure to loss. As of March 31, 2011, the Company's maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $197 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At March 31, 2011, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company's LIHC investments that were consolidated, refer to Note 6 to these consolidated financial statements.

        The Company guarantees its subsidiaries' leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of March 31, 2011, we had no exposure to loss for these agreements.

        The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.6 billion at March 31, 2011 and the market value of the associated collateral was $1.7 billion. As of March 31, 2011, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13—Commitments, Contingencies and Guarantees (Continued)

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2011, the current exposure to loss under these contracts totaled $22 million and the maximum potential exposure to loss in the future was estimated at $32 million.

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

Note 14—Business Segments

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

  •
  A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2011, the Company refined its transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions. During the first quarter of 2010, the Company refined its transfer pricing methodology with respect to reference rates for deposits and to include additional assumptions about liquidity premiums, benefits granted for eligible loan collateral and charges for collateral requirements on deposits.

  •
  An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on a predetermined percentage of usage.

  •
  A risk-adjusted return on capital methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit and operational risks and, to a lesser extent, market risk. As a result of the methodology used in the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

        The Company reflects a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in "Reconciling Items."

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

        The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing methodology that have occurred.

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2011	2010	2011	2010
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$265	$229	$307	$295
Noninterest income (expense)	65	66	130	115

Total revenue	330	295	437	410
Noninterest expense (income)	262	215	230	235
Credit expense (income)	6	7	52	78

Income (loss) before income taxes and including noncontrolling interests	62	73	155	97
Income tax expense (benefit)	24	29	36	16

Net income (loss) including noncontrolling interests	38	44	119	81
Less: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$38	$44	$119	$81

Total assets, end of period—Market View (dollars in millions):	$23,774	$22,594	$29,995	$30,609

	Other		Reconciling Items
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2011	2010	2011	2010
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$63	$68	$(18)	$(18)
Noninterest income (expense)	61	44	(16)	(15)

Total revenue	124	112	(34)	(33)
Noninterest expense (income)	135	87	(13)	(12)
Credit expense (income)	(160)	85	—	—

Income (loss) before income taxes and including noncontrolling interests	149	(60)	(21)	(21)
Income tax expense (benefit)	62	(22)	(8)	(8)

Net income (loss) including noncontrolling interests	87	(38)	(13)	(13)
Less: Net loss from noncontrolling interests	4	3	—	—

Net income (loss) attributable to UNBC	$91	$(35)	$(13)	$(13)

Total assets, end of period—Market View (dollars in millions):	$28,966	$34,187	$(2,093)	$(1,919)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Three Months Ended March 31,
	2011	2010
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$617	$574
Noninterest income (expense)	240	210

Total revenue	857	784
Noninterest expense (income)	614	525
Credit expense (income)	(102)	170

Income (loss) before income taxes and including noncontrolling interests	345	89
Income tax expense (benefit)	114	15

Net income (loss) including noncontrolling interests	231	74
Less: Net loss from noncontrolling interests	4	3

Net income (loss) attributable to UNBC	$235	$77

Total assets, end of period—Market View (dollars in millions):	$80,642	$85,471

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        Cynthia Larsen v. Union Bank, N.A.:    This putative class action was filed on July 15, 2009 by Union Bank customer Cynthia Larsen. In October 2009, the action was transferred from the Northern District of California to the Multidistrict Litigation action (MDL) in the Southern District of Florida. Omnibus motions to dismiss the complaints in many of the suits included in the MDL, including Larsen, were denied on March 12, 2010. Plaintiffs allege that, by posting charges to their accounts in order from highest to lowest amount, the Bank charged them more overdraft fees than it would have charged them had the Bank posted items to their accounts in chronological order.

        Plaintiffs' complaint asserts common-law causes of action for breach of contract and breach of duty of an implied duty of good faith, unconscionability, conversion, unjust enrichment and violation of California Business & Professions Code section 17200 et seq., as well as other statutory violations. Plaintiffs seek unspecified damages, return or refund of all improper overdraft fees, disgorgement of profits derived from the Bank's alleged conduct, injunctive relief, and attorneys' fees and costs. Plaintiffs seek to represent a putative class of other Union Bank customers who were charged overdraft charges as a result of "re-sequencing" within the applicable statute of limitations period. Union Bank intends to vigorously defend the case. Trial is currently scheduled for March 2012.

        We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain reserves for losses from legal actions that are both probable and estimable. In addition, we believe the disposition of all claims currently pending will not have a material adverse effect on our consolidated financial condition, operating results or liquidity.

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2010 Form 10-K, which is incorporated by reference herein, in addition to the following information.

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

        In response, various significant economic and monetary stimulus measures have been enacted and considered by the U.S. Congress. Refer to "Supervision and Regulation" in Item 1 of our 2010 Form 10-K for discussion of certain of these measures.

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

        Recently, certain sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally. Further, European regulators announced in 2010 findings from capital stress tests on many European banks and recently announced that additional stress tests can be expected during 2011. The confidence in the transparency and robustness in these stress tests remains unclear. In April 2011, Standard & Poor's, while re-affirming the AAA/A+ sovereign credit ratings of the United States, changed its outlook for the long-term obligations of the U.S to negative from stable in light of very large budget deficits in recent years and rising government indebtedness and its belief that there is a material risk that U.S. policymakers might not reach an agreement on how to address medium and long-term budgetary challenges by 2013. These combined factors, if continuing to worsen, could further increase the uncertainty in global markets.

        The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

        We are subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our expenses and diverts management attention from our business operations.

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

        On February 11, 2011, the U.S. Treasury released a White Paper addressing possible solutions to the current problems with Government Sponsored Entities Fannie Mae and Freddie Mac (GSEs). The Treasury White Paper presents three possible long-term options to wind down the GSEs, reform the mortgage market and better target government support of affordable housing. While the specific nature of the reform and its impact on the financial services industry in general, and on Union Bank in particular, is unclear at this time, such reform, if enacted, is likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reform could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including Union Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand which could have an adverse impact on our business, results of operations or financial condition.

        President Obama's proposed 2012 U.S. budget included a "Financial Crisis Responsibility Fee" that would apply to banks with greater than $50 billion in assets. This fee is intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury's Troubled Asset Relief Program ("TARP"). Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, it appears that we would be subject to this fee. Therefore, our costs will likely increase if this fee is enacted.

        International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. Current U.S. regulatory leverage ratio requirements are more stringent than those proposed by Basel III, which will be further assessed prior to finalization. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to "Supervision and Regulation-Basel Committee Capital Standards" in Item 1 of our 2010 Form 10-K for additional information regarding the Basel Committee capital standards.

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

        Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

        Refer to "Supervision and Regulation" in Item 1 of our 2010 Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

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

        Recent changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and fees and can be expected to result in decreased revenues and increased compliance costs for the industry and Union Bank. See "Supervision and Regulation—Overdraft and Interchange Fees" in Item 1 of our 2010 Form 10-K for additional information.

        In April 2011, new federal rules went into effect regulating residential mortgage broker compensation. Generally, such compensation must now be based solely on the loan amount and not on any loan terms. In addition, mortgage brokers must offer the borrower the lowest possible interest rate and fees for which they qualify and may not collect fees from both the bank and the borrower. Although these amendments do not apply to banks directly, they regulate the compensation that banks may pay to mortgage brokers and the types of transactions they may refer to banks. In addition, in April 2011 the Federal Reserve proposed further rules to prohibit banks from making a residential mortgage loan without regard to a borrower's repayment ability. The proposed rule also would limit prepayment penalties and impose lengthened record retention requirements on banks making residential mortgage loans. If a bank violated the ability-to-pay requirement, a borrower could pursue broad legal remedies against the bank. We expect these recent and proposed amendments to increase our regulatory compliance and legal burdens and expenses and possibly negatively impact residential mortgage originations, either or both of which could have an adverse impact on our residential mortgage lending business.

        Substantial competition could adversely affect us

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, Washington, and Texas as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act, which, among other things, permits out of state de novo branching by national banks, state banks and foreign banks from other states.

        The continuing war on terrorism, overseas military conflicts and unrest in other countries could adversely affect U.S. and global economic conditions

        Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets.

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

        Union Bank provides banking services, including credit facilities, to a number of businesses that are based or conduct business in Japan. The severe earthquake and related events in Japan earlier in 2011 could have adverse financial consequences for these customers, including on their ability to repay their obligations to Union Bank.

        Adverse California economic conditions could adversely affect our business

        The government of the State of California currently faces economic and fiscal challenges, the long-term impact of which on the State's economy cannot be predicted with any certainty. Economic conditions in California are subject to various challenges at this time, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. California continues to have a high unemployment rate, with reported figures of 12.4 percent in December 2010. Also, California markets have experienced among the worst property value declines in the U.S. Recently, California energy markets have experienced substantial increases in energy prices which, if such increases continue or intensify, could have negative consequences for the California economy. Additionally, California is a major trading partner with Japan which, earlier in 2011, experienced a severe earthquake, tsunami, leakage of radioactive materials from a nuclear power facility and electrical shortages in parts of the country. The long-term effect of such developments on businesses in California cannot be predicted at this time.

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

        The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations

        Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG's credit ratings or financial condition or prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. In February 2011, Moody's Japan K.K. changed the outlook for the Government of Japan's bond ratings to negative from stable and consequently changed the outlook to negative from stable for the long-term debt credit ratings of Japan's three largest banks, including BTMU, noting that a downgrade in the government rating would result in a downgrade in the banks' ratings, absent a material improvement in their standalone credit quality. At this time, we cannot predict the actions, if any, which other rating agencies may take on this subject, nor the ultimate effect of these developments on our credit rating. On March 11, 2011, a large earthquake and tsunami occurred in Japan causing widespread destruction. Thereafter, there has been continued leakage of radioactive material from a nuclear power plant in northern Japan which was badly damaged in the earthquake and tsunami as well as electrical shortages in certain areas of the country. The ultimate impact of this natural disaster on the economy of Japan and its government debt credit ratings and the credit ratings of Japan's three largest banks, including BTMU, cannot be predicted at this time. On April 26, 2011, Standard and Poor's, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the natural disaster and lack of plans to deal with such increases.

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

        Risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

        We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct prior experience.

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

        We rely on third parties for important products and services

        Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continued to play a key role in the implementation of our technology enhancement projects. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, implement our technology enhancement projects and otherwise to conduct our business and could result in disputes with such vendors over their performance of their services to us. Replacing these third-party vendors is not always possible or within our control and could also entail significant delay and expense.

        Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities

        We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

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

        Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion appearing above under the caption "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial and regulatory condition could adversely affect our operations."

        We are subject to operational risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments." Operational risk includes execution risk related to operational initiatives, including implementation of our technology enhancement projects, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

        We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Failures in our internal control or operational systems, security breaches or service interruptions could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

        We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, such as computer hacking or viruses, electrical, internet or telecommunications outages or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

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

UNIONBANCAL CORPORATION (Registrant)
Date: May 13, 2011	By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2011	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2011	By:	/s/ DAVID A. ANDERSON David A. Anderson Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.