Form 10-Q
period 2011-06-30
UNIONBANCAL CORP
filed 2011-08-12
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Number of shares of Common Stock outstanding at July 31, 2011: 136,330,829

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2010 Annual Report on Form 10-K, Part II, Item 1A. “Risk Factors” in this report, and the other risks described in this report and in our 2010 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

This report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document, for example, we make forward-looking statements, which discuss our expectations about:

•	Our business objectives, strategies and initiatives, our organizational structure, the growth of our business, our competitive position and prospects, and the effect of competition on our business and strategies

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

•	The economic outlook for the California, U.S. and global economy and our expectations that economic conditions may improve during the remainder of 2011

•	The impact of changes in interest rates and our strategy to manage our interest rate risk profile

•	Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Oregon, Texas and Washington, and in foreign countries (including Japan)

•	The impact of the severe earthquake and related events in Japan earlier in 2011 on the Bank’s customers based or doing business in Japan and its impact on our business

•	Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•	Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our intent and ability to implement new capital standards under the Dodd-Frank Act and the Basel Committee capital standards and the effect of the foregoing on our business

•	Our intent and ability to fund our operations on an independent basis from our parent company

•	Regulatory controls and processes and their impact on our business

•	The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies or adverse facts and developments related thereto

•	Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss reserves for FDIC covered loans

•	Loan portfolio composition and risk grade trends, delinquency rates compared to the industry average and our intent to sell or hold loans we originate

•	Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging strategies and activities

•	Expected rates of return, maturities, yields, loss exposure, growth rates and projected results

•	Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits, and tax treatment of our April 2010 FDIC-assisted acquisitions

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our April 2010 FDIC-assisted acquisitions

•	Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we will receive from the FDIC, or must pay to the FDIC, under loss share agreements

•	The impact of changes in our credit rating

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•	The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•	Descriptions of assumptions underlying or relating to any of the foregoing

There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Item 1A “Risk Factors” of Part II and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q.

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition.

UnionBanCal Corporation and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the			For the
	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Results of operations:
Net interest income	$614	$601	2%	$1,232	$1,175	5%
(Reversal of) provision for loan losses	(94)	44	nm	(196)	214	nm
Noninterest income	240	244	(2)	480	454	6
Noninterest expense	578	584	(1)	1,193	1,109	8

Income before income taxes and including noncontrolling interests	370	217	71	715	306	134
Income tax expense	131	67	96	245	82	199

Net income including noncontrolling interests	239	150	59	470	224	110
Deduct: Net loss from noncontrolling interests	3	4	(25)	7	7	—

Net income attributable to UnionBanCal Corporation (UNBC)	$242	$154	57	$477	$231	106

Balance sheet (period average):
Total assets	$80,334	$85,511	(6)%	$80,195	$85,162	(6)%
Total securities	20,543	23,089	(11)	21,069	23,316	(10)
Total loans held for investment	48,849	47,827	2	48,568	47,340	3
Earning assets	71,709	77,412	(7)	71,531	77,535	(8)
Total deposits	58,333	68,104	(14)	58,899	67,972	(13)
UNBC Stockholder’s equity	10,366	9,631	8	10,268	9,582	7
Performance Ratios:
Return on average assets(1)	1.21%	0.72%		1.20%	0.55%
Return on average UNBC stockholder’s equity(1)	9.36	6.40		9.37	4.86
Core efficiency ratio, excluding impact of privatization(2)	63.74	62.39		65.60	61.97
Net interest margin(1)(3)	3.44	3.11		3.46	3.05
Net loans charged off to average total loans held for investment(1)	0.91	0.78		0.68	0.91
Net loans charged off to average total loans held for investment, excluding FDIC covered assets(1)(8)	0.92	0.81		0.69	0.92

	As of
	June 30,	December 31,
	2011	2010

Balance sheet (end of period):
Total assets	$80,093	$79,097	1%
Total securities	19,430	22,114	(12)
Total loans held for investment	48,967	48,094	2
Nonperforming assets	865	1,142	(24)
Total deposits	57,181	59,954	(5)
Long-term debt	7,069	5,598	26
UNBC Stockholder’s equity	10,667	10,125	5
Capital ratios:
Tier 1 risk-based capital ratio	13.08%	12.44%
Total risk-based capital ratio	15.41	15.01
Leverage ratio	10.96	10.34
Tier 1 common capital ratio(4)	13.08	12.42
Tangible common equity ratio(5)	10.29	9.67
Credit Ratios:
Allowance for loan losses to total loans held for investment(6)	1.69%	2.48%
Allowance for loan losses to nonaccrual loans(6)	114.05	123.40
Allowance for credit losses to total loans held for investment(7)	1.96	2.81
Allowance for credit losses to nonaccrual loans(7)	132.19	140.23
Nonperforming assets to total loans held for investment and other real estate owned (OREO)	1.76	2.37
Nonperforming assets to total assets	1.08	1.44
Nonaccrual loans to total loans held for investment	1.48	2.01
Excluding FDIC covered assets(8):
Allowance for loan losses to total loans held for investment(6)	1.70%	2.50%
Allowance for loan losses to nonaccrual loans(6)	124.09	137.32
Allowance for credit losses to total loans held for investment(7)	1.97	2.85
Allowance for credit losses to nonaccrual loans(7)	144.23	156.44
Nonperforming assets to total loans held for investment and OREO	1.42	1.91
Nonperforming assets to total assets	0.86	1.15
Nonaccrual loans to total loans held for investment	1.37	1.82

(1)	Annualized.

(2)	The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated Variable Interest Entities (VIEs), merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) and asset impairment charge) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities. Refer to “Noninterest Expense” in this Form 10-Q for further information.

(3)	Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(4)	The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. All of the trust preferred securities were paid off during the first quarter of 2011. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company’s capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. Refer to “Capital” in this Form 10-Q for further information.

(5)	The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology of determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company’s capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. Refer to “Capital” in this Form 10-Q for further information.

(6)	The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(7)	The allowance for credit losses ratios are calculated using the sum of the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(8)	These ratios exclude the impact of the acquired loans and OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais. Management believes the exclusion of FDIC covered loans and FDIC covered OREO in certain asset quality ratios that include nonperforming loans, nonperforming assets, total loans held for investment and the allowance for loan looses or credit losses in the numerator or denominator provides a better perspective into underlying asset quality trends.

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

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended June 30, 2011 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” or “the Company” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas, as well as nationally and internationally. We had consolidated assets of $80.1 billion at June 30, 2011.

On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). Prior to the privatization transaction, BTMU owned approximately 64 percent of our outstanding shares of common stock.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our second quarter 2011 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

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

Performance Highlights

In the second quarter of 2011, net income was $242 million, up from $154 million in the second quarter of 2010. The increase was primarily due to the reversal of provision for credit losses of $112 million in the second quarter of 2011 compared to a total provision for credit losses of $45 million in the second quarter of 2010. The decrease in the provision for credit losses was primarily due to improved credit quality of the loan portfolio reflected by the lower level of criticized and nonaccrual loans during the second quarter of 2011 compared to the second quarter of 2010, and due to lower loss factors. Our ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans decreased from 2.86 percent at June 30, 2010 to 1.37 percent at June 30, 2011. See further discussion below under “Allowance for Credit Losses.”

Total revenue was comprised of 72 percent net interest income and 28 percent noninterest income for the second quarter of 2011. Our net interest income increased $13 million, or 2 percent, compared to the second quarter of 2010, to $614 million in the second quarter of 2011. The increase was due to growth in the net interest margin, partially offset by a decrease in average interest earning assets. Our net interest margin increased 33 basis points to 3.44 percent compared to the same period last year. The increase in net interest margin was primarily driven by a decrease in lower yielding interest bearing deposits in banks and by a higher yield on investment securities, partially offset by a lower yield on average total loans. Our average interest bearing deposits in banks decreased by 65 percent to $2.1 billion compared to the second quarter of 2010, reflecting the planned action to reduce lower yielding earning assets. As a result of our targeted rate reductions, our average interest bearing deposits decreased by 24 percent compared to the second quarter of 2010 to $40.4 billion. Average noninterest bearing deposits increased, representing 31 percent of average total deposits in the second quarter of 2011 compared to 22 percent in the second quarter of 2010.

Our net interest margin decreased 5 basis points to 3.44 percent in the second quarter of 2011 from 3.49 percent in the first quarter of 2011. This decrease was largely attributable to higher average rates paid on large time deposits, a higher average balance of lower-yielding interest bearing deposits in banks, and a higher proportion of borrowed funds within our interest bearing liabilities in the second quarter of 2011, compared to the first quarter of 2011. A higher average yield on our securities portfolio, reflecting our continued portfolio remix, and a higher average balance of noninterest bearing deposits, partially offset the decline in the margin.

In the second quarter of 2011, our noninterest income decreased $4 million, or 2 percent, from the second quarter of 2010 to $240 million, primarily due to a decrease in indemnification asset accretion and lower service charges on deposit accounts, reflecting lower overdraft volumes, partially offset by an increase in merchant banking fees. Our noninterest expense decreased $6 million, or 1 percent, to $578 million compared to the same period last year, primarily due to higher reversals for provision for losses on off-balance sheet loan commitments, lower regulatory assessment expense, and lower intangible asset amortization from the privatization transaction. These decreases were partially offset by higher base salaries, largely driven by the growth in the number of employees and higher benefit costs.

Capital Ratios

We continued to build capital during the first half of 2011. Our Tier 1 risk-based capital ratio increased to 13.08 percent from 12.44 percent, the total risk-based capital ratio increased to 15.41 percent from 15.01 percent and our tangible common equity ratio increased to 10.29 percent from 9.67 percent, at June 30, 2011 from December 31, 2010, respectively. The growth in our capital ratios was the result of strong internal capital generation.

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

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Estimates and our significant accounting policies are discussed in detail in our 2010 Form 10-K filed with the SEC. There have been no material changes to these critical accounting estimates during the first half of 2011.

Financial Performance

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	June 30, 2011			June 30, 2010					Interest
		Interest	Average		Interest	Average	Average		Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense(1)
(Dollars in millions)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent

Assets
Loans held for investment:(3)
Commercial and industrial	$15,814	$159	4.05%	$14,586	$168	4.61%	$1,228	8%	$(9)	(5)%
Commercial mortgage	7,726	84	4.31	8,180	86	4.20	(454)	(6)	(2)	(2)
Construction	1,116	11	4.03	2,145	15	2.91	(1,029)	(48)	(4)	(27)
Lease financing	775	8	3.99	641	6	3.88	134	21	2	33
Residential mortgage	18,324	221	4.83	16,984	226	5.34	1,340	8	(5)	(2)
Home equity and other consumer loans	3,782	40	4.23	3,919	43	4.41	(137)	(3)	(3)	(7)

Total loans, excluding FDIC covered loans	47,537	523	4.41	46,455	544	4.70	1,082	2	(21)	(4)
FDIC covered loans	1,312	44	13.33	1,372	26	7.54	(60)	(4)	18	69

Total loans held for investment	48,849	567	4.65	47,827	570	4.78	1,022	2	(3)	(1)
Securities	20,543	139	2.72	23,089	135	2.34	(2,546)	(11)	4	3
Interest bearing deposits in banks	2,086	1	0.24	5,920	4	0.25	(3,834)	(65)	(3)	(75)
Federal funds sold and securities purchased under resale agreements	71	—	0.10	392	—	0.15	(321)	(82)	—	—
Trading account assets	137	1	0.65	184	1	1.33	(47)	(26)	—	—
Other earning assets	23	—	2.18	—	—	—	23	nm	—	—

Total earning assets	71,709	708	3.95	77,412	710	3.67	(5,703)	(7)	(2)	—

Allowance for loan losses	(992)			(1,459)			467	32
Cash and due from banks	1,208			1,202			6	—
Premises and equipment, net	692			672			20	3
Other assets	7,717			7,684			33	—

Total assets	$80,334			$85,511			$(5,177)	(6)%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$23,667	$14	0.24	$37,608	$48	0.51	$(13,941)	(37)	$(34)	(71)
Savings and consumer time	7,898	14	0.71	7,421	15	0.83	477	6	(1)	(7)
Large time	8,811	25	1.16	8,265	15	0.73	546	7	10	67

Total interest bearing deposits	40,376	53	0.53	53,294	78	0.59	(12,918)	(24)	(25)	(32)

Commercial paper and other short-term borrowings(4)	3,113	2	0.23	1,394	2	0.43	1,719	123	—	—
Long-term debt	6,349	36	2.22	4,732	27	2.33	1,617	34	9	33

Total borrowed funds	9,462	38	1.57	6,126	29	1.90	3,336	54	9	31

Total interest bearing liabilities	49,838	91	0.73	59,420	107	0.73	(9,582)	(16)	(16)	(15)

Noninterest bearing deposits	17,957			14,810			3,147	21
Other liabilities	1,900			1,368			532	39

Total liabilities	69,695			75,598			(5,903)	(8)
Equity
UNBC Stockholder’s equity	10,366			9,631			735	8
Noncontrolling interests	273			282			(9)	(3)

Total equity	10,639			9,913			726	7

Total liabilities and equity	$80,334			$85,511			$(5,177)	(6)%

Net interest income/spread (taxable-equivalent basis)		617	3.22%		603	2.94%			14	2%
Impact of noninterest bearing deposits			0.19			0.15
Impact of other noninterest bearing sources			0.03			0.02
Net interest margin			3.44			3.11
Less: taxable-equivalent adjustment		3			2				1	50

Net interest income		$614			$601				$13	2%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)	Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

	For the Six Months Ended						Increase (Decrease) in
	June 30, 2011			June 30, 2010					Interest
		Interest	Average		Interest	Average	Average		Income/
	Average	Income/	Yield/	Average	Income/	Yield/	Balance		Expense(1)
(Dollars in millions)	Balance	Expense(1)	Rate(1)(2)	Balance	Expense(1)	Rate(1)(2)	Amount	Percent	Amount	Percent

Assets
Loans held for investment:(3)
Commercial and industrial	$15,571	$316	4.09%	$14,770	$330	4.50%	$801	5%	$(14)	(4)%
Commercial mortgage	7,752	169	4.35	8,207	172	4.20	(455)	(6)	(3)	(2)
Construction	1,228	23	3.73	2,226	32	2.94	(998)	(45)	(9)	(28)
Lease financing	775	16	4.16	645	12	3.84	130	20	4	33
Residential mortgage	18,061	441	4.88	16,885	454	5.38	1,176	7	(13)	(3)
Home equity and other consumer loans	3,802	80	4.26	3,917	86	4.42	(115)	(3)	(6)	(7)

Total loans, excluding FDIC covered loans	47,189	1,045	4.44	46,650	1,086	4.67	539	1	(41)	(4)
FDIC covered loans	1,379	83	12.06	690	26	7.52	689	100	57	219

Total loans held for investment	48,568	1,128	4.66	47,340	1,112	4.72	1,228	3	16	1
Securities	21,069	282	2.68	23,316	279	2.39	(2,247)	(10)	3	1
Interest bearing deposits in banks	1,645	2	0.24	6,257	8	0.25	(4,612)	(74)	(6)	(75)
Federal funds sold and securities purchased under resale agreements	83	—	0.15	426	—	0.13	(343)	(81)	—	—
Trading account assets	144	1	0.93	196	2	1.52	(52)	(27)	(1)	(50)
Other earning assets	22	—	2.81	—	—	—	22	nm	—	—

Total earning assets	71,531	1,413	3.96	77,535	1,401	3.62	(6,004)	(8)	12	1

Allowance for loan losses	(1,087)			(1,433)			346	24
Cash and due from banks	1,226			1,204			22	2
Premises and equipment, net	702			673			29	4
Other assets	7,823			7,183			640	9

Total assets	$80,195			$85,162			$(4,967)	(6)%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$24,573	$29	0.24	$38,729	$111	0.58	$(14,156)	(37)	$(82)	(74)
Savings and consumer time	7,878	28	0.71	6,700	27	0.82	1,178	18	1	4
Large time	8,898	49	1.10	7,945	26	0.65	953	12	23	88

Total interest bearing deposits	41,349	106	0.52	53,374	164	0.62	(12,025)	(23)	(58)	(35)

Commercial paper and other short-term borrowings(4)	2,776	3	0.25	1,445	3	0.42	1,331	92	—	—
Long-term debt	6,127	67	2.19	4,653	54	2.34	1,474	32	13	24

Total borrowed funds	8,903	70	1.59	6,098	57	1.88	2,805	46	13	23

Total interest bearing liabilities	50,252	176	0.70	59,472	221	0.75	(9,220)	(16)	(45)	(20)

Noninterest bearing deposits	17,550			14,598			2,952	20
Other liabilities	1,855			1,322			533	40

Total liabilities	69,657			75,392			(5,735)	(8)
Equity
UNBC Stockholder’s equity	10,268			9,582			686	7
Noncontrolling interests	270			188			82	44

Total equity	10,538			9,770			768	8

Total liabilities and equity	$80,195			$85,162			$(4,967)	(6)%

Net interest income/spread (taxable-equivalent basis)		1,237	3.26%		1,180	2.87%			57	5%
Impact of noninterest bearing deposits			0.18			0.15
Impact of other noninterest bearing sources			0.02			0.03
Net interest margin			3.46			3.05
Less: taxable-equivalent adjustment		5			5				—	—

Net interest income		$1,232			$1,175				$57	5%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)	Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

Net interest income for the second quarter of 2011 increased $13 million, or 2 percent, compared to the second quarter of 2010. The increase was due to growth in the net interest margin, partially offset by a decrease in average interest earning assets. Our net interest margin in the second quarter of 2011 increased by 33 basis points, compared to the second quarter of 2010, to 3.44 percent. These results were primarily due to the following:

•	A decrease in our lower yielding interest bearing deposits in banks and higher yields on investment securities, partially offset by lower yields on average total loans. Yields on our average earning assets increased 28 basis points due to an improved earning assets mix. Our average interest bearing deposits in banks decreased by 65 percent, compared to the second quarter of 2010, to $2.1 billion for the second quarter of 2011. Average yields on investment securities increased 38 basis points in the second quarter of 2011 compared to the second quarter of 2010.

•	Our average interest bearing deposit liabilities declined by $12.9 billion, or 24 percent, resulting from a planned deposit decline driven by targeted rate reductions in transaction and money market accounts, which was partially offset by an increase in large time deposits. Our noninterest bearing deposits increased by $3.1 billion, or 21 percent. Average noninterest bearing deposits funded 25 percent of average total earning assets in the second quarter of 2011 compared to 19 percent in the second quarter of 2010.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the three and six months ended June 30, 2011 and 2010.

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
(Dollars in millions)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Service charges on deposit accounts	$56	$64	$(8)	(13)%	$113	$130	$(17)	(13)%
Trust and investment management fees	34	35	(1)	(3)	68	66	2	3
Trading account activities	28	25	3	12	61	46	15	33
Securities gains, net	29	27	2	7	57	61	(4)	(7)
Merchant banking fees	29	22	7	32	48	36	12	33
Brokerage commissions and fees	12	10	2	20	25	19	6	32
Card processing fees, net	12	12	—	—	22	21	1	5
Other	40	49	(9)	(18)	86	75	11	15

Total noninterest income	$240	$244	$(4)	(2)%	$480	$454	$26	6%

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
(Dollars in millions)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Salaries and other compensation	$280	$269	$11	4%	$543	$494	$49	10%
Employee benefits	66	50	16	32	147	105	42	40

Salaries and employee benefits	346	319	27	8	690	599	91	15
Net occupancy and equipment	67	64	3	5	132	123	9	7
Professional and outside services	55	50	5	10	99	89	10	11
Intangible asset amortization	24	30	(6)	(20)	49	62	(13)	(21)
Regulatory assessments	19	30	(11)	(37)	40	60	(20)	(33)
Software	16	16	—	—	32	31	1	3
Low income housing credit investment amortization	18	14	4	29	31	28	3	11
Advertising and public relations	11	11	—	—	24	22	2	9
Communications	11	10	1	10	21	19	2	11
Data Processing	10	8	2	25	20	16	4	25
(Reversal of) provision for losses on off-balance sheet commitments	(18)	1	(19)	nm	(31)	(4)	(27)	nm
Other	19	31	(12)	(39)	86	64	22	34

Total noninterest expense	$578	$584	$(6)	(1)%	$1,193	$1,109	$84	8%

nm  = not meaningful

The primary contributors to the changes in our noninterest income and noninterest expense for the second quarter of 2011 compared to the second quarter of 2010 are presented below.

The decrease in our noninterest income was the result of several factors:

—	Other revenue decreased primarily due to a $12 million decrease in indemnification asset accretion, driven by better than expected covered loan performance; and

—	Service charges on deposit accounts decreased primarily due to lower overdraft volumes resulting from changes in customer behavior and the impact of changes to fee-related regulations; partially offset by

—	Merchant banking fees increased primarily due to a $7 million increase in fees from syndicated loan activity.

The decrease in our noninterest expense was the result of several factors:

—	Reversal of provision for losses on off-balance sheet commitments increased $19 million, primarily due to improved credit quality of our unfunded commitments; and

—	Regulatory assessments decreased mainly due to a change in the assessment rate and methodology (i.e., from a deposit-based to an asset-based model); partially offset by

—	Salaries and employee benefits increased primarily due to higher base salaries, largely driven by the growth in the number of employees and higher costs related to employee benefit plans.

The primary contributors to the changes in noninterest income and noninterest expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 are presented below.

The increase in our noninterest income was the result of several factors:

—	Trading account income increased primarily due to an $11 million increase in the value of customer accommodation interest rate derivatives and a $7 million increase in income related to market-linked certificate of deposits (CDs);

—	Merchant banking fees increased primarily due to a $10 million increase in fees from syndicated loan activity and a $4 million increase in referral fees; and

—	Other revenue increased primarily due to a $15 million gain on the sale of MasterCard shares in the first quarter of 2011; partially offset by

—	Service charges on deposit accounts decreased primarily due to lower overdraft volumes resulting from changes in customer behavior and the impact of changes to fee-related regulations.

The increase in our noninterest expense was the result of several factors:

—	Salaries and employee benefits increased primarily due to higher base salaries, largely driven by the growth in the number of employees and higher costs related to employee benefit plans; partially offset by

—	Reversal of provision for losses on off-balance sheet commitments increased $27 million, primarily due to improved credit quality of our unfunded commitments.

Our card processing fees are substantially composed of debit card interchange fees. We expect our debit card interchange fees to decline beginning October 1, 2011 due to the Dodd-Frank Act and the recently enacted Federal Reserve final rule, which sets a cap on interchange fees at a rate below current levels. Management believes that the impact of these developments on our interchange fee income will not be material relative to our total revenue.

The core efficiency ratio, excluding the privatization transaction, is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core activities. The following table shows the calculation of this ratio for the three and six months ended June 30, 2011 and 2010.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2011	2010	2011	2010

Noninterest Expense	$578	$584	$1,193	$1,109
Less: Foreclosed asset expense	2	1	5	1
Less: (Reversal of) provision for losses on off-balance sheet commitments	(18)	1	(31)	(4)
Less: Low income housing credit investment amortization expense	18	14	31	28
Less: Expenses of the consolidated variable interest entity (VIE)	6	6	12	11
Less: Merger costs related to acquisitions	10	13	23	13

Net noninterest expense before privatization adjustments	$560	$549	$1,153	$1,060
Net adjustments related to privatization transaction	25	33	51	72

Net noninterest expense, excluding privatization transaction(a)	$535	$516	$1,102	$988

Total Revenue	$854	$845	$1,712	$1,629
Add: Net interest income taxable-equivalent adjustment	3	2	5	5

Total revenue, including taxable-equivalent adjustment	857	847	1,717	1,634
Less: Accretion related to privatization-related fair value adjustments	16	19	37	38

Total revenue, excluding impact of privatization transaction(b)	$841	$828	$1,680	$1,596

Core efficiency ratio, excluding impact of privatization(a)/(b)	63.74%	62.39%	65.60%	61.97%

Income Tax Expense

Our effective tax rate in the second quarter of 2011 was 36 percent, compared to 31 percent for the second quarter of 2010. Our effective tax rate for the six months ended June 30, 2011 was 34 percent, compared to 27 percent for the six months ended June 30, 2010. The change in the effective tax rate was primarily due to higher income before taxes in the second quarter of 2011 as compared to 2010 and the proportionally lower benefit from our income tax credits, the amount of which remained consistent from year to year.

Our unrecognized tax benefits balance increased by $26 million to $259 million at June 30, 2011 from December 31, 2010, and the amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, increased by $5 million. The increase in our unrecognized tax benefits balance relates to tax positions taken in prior periods.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Tax Expense” and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A and Note 12 to the consolidated financial statements in our 2010 Form 10-K.

Securities

Management of the securities portfolio involves the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At June 30, 2011, approximately 95 percent of our securities, based upon amortized cost, were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our consolidated financial statements included in this Form 10-Q. Substantially all of our securities available for sale are held for Asset and Liability Management (ALM) purposes.

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

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase / (Decrease)
			June 30, 2011
			From
	June 30,	December 31,	December 31, 2010
(Dollars in millions)	2011	2010	Amount	Percent

Loans held for investment:
Commercial and industrial	$15,854	$15,162	$692	5%
Commercial mortgage	7,729	7,816	(87)	(1)
Construction	1,055	1,460	(405)	(28)
Lease financing	701	757	(56)	(7)

Total commercial portfolio	25,339	25,195	144	1

Residential mortgage	18,610	17,531	1,079	6
Home equity and other consumer loans	3,769	3,858	(89)	(2)

Total consumer portfolio	22,379	21,389	990	5

Total loans held for investment, excluding FDIC covered loans	47,718	46,584	1,134	2
FDIC covered loans	1,249	1,510	(261)	(17)

Total loans held for investment	$48,967	$48,094	$873	2%

Commercial and Industrial Loans

The commercial and industrial loan category is the second largest category in our loan portfolio. These loans are extended principally to corporations, middle-market businesses and small businesses. Our commercial market lending originates loans primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, wholesale trade, communications, entertainment, healthcare, retailing, and financial services. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either June 30, 2011 or December 31, 2010.

The commercial and industrial portfolio increased $692 million, or 5 percent, from December 31, 2010 to June 30, 2011, reflecting improved lending conditions. The overall credit quality of our portfolio of commercial and industrial loans continues to improve as borrowers’ financial condition improves and as they have access to more refinancing options.

Construction and Commercial Mortgage Loans

We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 77 percent of which are located in California, 6 percent in Washington, and the remaining 17 percent in various other states. The commercial mortgage portfolio decreased 1 percent from December 31, 2010 to June 30, 2011 due primarily to disposition of problem loans, early repayments and normal loan paydowns, partially offset by new originations.

Construction loans are extended primarily to commercial property developers and to residential builders. As of June 30, 2011, the construction loan portfolio consisted of approximately 85 percent of commercial income producing real estate and 15 percent with residential homebuilders. The construction loan portfolio decreased 28 percent from December 31, 2010 to June 30, 2011 mainly due to declines of $358 million, or 29 percent, in the income property portfolio and $31 million, or 17 percent, in the homebuilder portfolio. The income property portfolio reductions were concentrated mostly in the office and apartment property types. Geographically, the outstanding construction loan portfolio was concentrated 42 percent in California and 58 percent out-of-state as of June 30, 2011. The largest out-of-state concentration was 13 percent in Washington. The California outstandings were distributed as follows: 51 percent in the Los Angeles/Orange County region, including the Inland Empire, 16 percent in the San Francisco Bay Area, 11 percent in Sacramento and the Central Valley, 11 percent in San Diego, and 11 percent in the Central Coast region.

Residential Mortgage Loans

We originate residential mortgage loans, secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. We hold substantially all of the loans we originate. The residential mortgage portfolio increased $1.1 billion, or 6 percent, from December 31, 2010 to June 30, 2011, as we experienced strong new origination activity.

At June 30, 2011, 73 percent of our residential mortgage loans were interest only, none of which are negative amortizing. At origination, these interest only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of a small amount of balloon loans and regularly amortizing loans.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages. At June 30, 2011, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 36 percent of our total residential loan portfolio, and the loan delinquency rates with respect to these portfolios remained low compared to the industry average for California prime loans. At June 30, 2011, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $158 million, compared to $175 million at December 31, 2010.

Total residential mortgage loans 30 days or more delinquent were $352 million at June 30, 2011, compared to $350 million at December 31, 2010. Our residential loan delinquency rates have remained low when compared to the industry average for California prime loans.

Home Equity and Other Consumer Loans

We originate home equity and other consumer loans and lines, principally through our branch network and Private Banking Offices. Our total home equity loans and lines delinquent 30 days or more were $40 million at June 30, 2011, compared to $36 million at December 31, 2010. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, as permitted by laws and regulations.

Lease Financing

We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At June 30, 2011, we had leveraged leases of $538 million, which were net of non-recourse debt of approximately $868 million. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

FDIC Covered Loans

We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as “FDIC covered loans.” We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at June 30, 2011 were $1.2 billion, which consisted of $662 million of commercial mortgage loans, $332 million of commercial and industrial loans, $155 million of construction loans and $100 million of other loans. See Notes 1 and 2 to our consolidated financial statements included in our 2010 Form 10-K for more information on covered assets and FDIC loss share agreements.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $947 million and $804 million, as of June 30, 2011 and December 31, 2010, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

Allowance for Credit Losses

Allowance Policy and Methodology

We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies and methodology on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Total Allowances and Related Provision for Credit Losses

At June 30, 2011 and December 31, 2010, our total allowance for credit losses, excluding FDIC covered loans, was $940 million, or 1.97 percent of total loans held for investment, and $1.3 billion, or 2.85 percent of total loans held for investment, respectively. At June 30, 2011, our total allowance for credit losses, excluding FDIC covered loans, of $940 million consisted of $809 million for loan losses and $131 million for losses on off-balance sheet commitments, and was comprised of $757 million of allocated allowance and $183 million of unallocated allowance. At June 30, 2011 and December 31, 2010, our allowance for loan losses on FDIC covered loans was $17 million and $25 million, respectively.

We recorded a reversal of the provision for loan losses, excluding FDIC covered loans, of $92 million in the second quarter of 2011, compared to a provision for loan losses of $44 million during the second quarter of 2010. In the second quarter of 2011, the reversal of the provision, excluding FDIC covered loans, was primarily attributable to the improved credit quality of the loan portfolio and lower loss factors. The improved credit quality of the loan portfolio was particularly evident in lower levels of criticized credits in the commercial segment, which declined from $3.4 billion at December 31, 2010 to $2.5 billion at June 30, 2011, continuing the significant downward trend that was observed during the second half of 2010. The ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 1.37 percent at June 30, 2011 from 1.82 percent at December 31, 2010. In addition, annualized net loans charged off to average loans outstanding, excluding FDIC covered loans, for the second quarter of 2011 increased to 0.92 percent from 0.81 percent for the second quarter of 2010, primarily reflecting the charge-off of a single large lease financing credit, a majority of which had been reserved for in prior quarters.

At June 30, 2011, the allocated portion of the allowance for credit losses included $289 million related to criticized credits, compared to $468 million at December 31, 2010. Criticized credits are those that are internally risk graded as “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The unallocated allowance at June 30, 2011 and December 31, 2010 was $183 million and $298 million, respectively. The decrease from December 31, 2010 to June 30, 2011 was primarily due to several key factors, including improvement in our commercial mortgage and residential mortgage loan portfolios. The unallocated allowance balance continues to reflect the negative impact of persistent high unemployment (in particular in California), elevated foreclosure levels and extended collection periods for residential mortgage loans, the fiscal challenges for the State of California and local governments, the impact of volatile natural gas prices and crude oil prices on energy companies, and the impact of the recent natural disasters in Japan on our commercial and industrial loan portfolios.

Change in the Total Allowance for Credit Losses

The following table sets forth a reconciliation of changes in our allowance for credit losses.

			Increase / (Decrease)				Increase / (Decrease)
			For the Three Months Ended				For the Six Months Ended
			June 30, 2011				June 30, 2011
	For the Three Months		From		For the Six Months		From
	Ended June 30,		June 30, 2010		Ended June 30,		June 30, 2010
(Dollars in millions)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Beginning balance of allowance for loan losses	$1,034	$1,408	$(374)	(27)%	$1,191	$1,357	$(166)	(12)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	(92)	44	(136)	nm	(194)	214	(408)	(191)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	(2)	—	(2)	nm	(2)	—	(2)	nm
Decrease in allowance covered by FDIC indemnification	(3)	—	(3)	nm	(5)	—	(5)	nm
Loans charged off:
Commercial and industrial	11	30	(19)	(63)	34	97	(63)	(65)
Commercial mortgage	14	51	(37)	(73)	38	83	(45)	(54)
Construction	3	10	(7)	(70)	4	26	(22)	(85)
Lease financing	71	—	71	nm	71	—	71	nm

Total commercial portfolio	99	91	8	9	147	206	(59)	(29)

			Increase / (Decrease)				Increase / (Decrease)
			For the Three Months Ended				For the Six Months Ended
			June 30, 2011				June 30, 2011
	For the Three Months		From		For the Six Months		From
	Ended June 30,		June 30, 2010		Ended June 30,		June 30, 2010
(Dollars in millions)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Residential mortgage	13	12	1	8	27	22	5	23
Home equity and other consumer loans	10	9	1	11	21	19	2	11

Total consumer portfolio	23	21	2	10	48	41	7	17

FDIC covered loans	1	—	1	nm	1	—	1	nm

Total loans charged off	123	112	11	10	196	247	(51)	(21)

Recoveries of loans previously charged off:
Commercial and industrial	8	8	—	—	15	21	(6)	(29)
Commercial mortgage	2	2	—	—	10	2	8	400
Construction	2	8	(6)	(75)	6	10	(4)	(40)

Total commercial portfolio	12	18	(6)	(33)	31	33	(2)	(6)

Home equity and other consumer loans	—	—	—	—	1	1	—	—

Total consumer portfolio	—	—	—	—	1	1	—	—

Total recoveries of loans previously charged off	12	18	(6)	(33)	32	34	(2)	(6)

Net loans charged off	111	94	17	18	164	213	(49)	(23)

Ending balance of allowance for loan losses	$826	$1,358	$(532)	(39)	$826	$1,358	$(532)	(39)
Allowance for losses on off-balance sheet commitments	131	172	(41)	(24)	131	172	(41)	(24)

Allowance for credit losses	$957	$1,530	$(573)	(37)%	$957	$1,530	$(573)	(37)%

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$809	$1,358	$(549)	(40)%	$809	$1,358	$(549)	(40)%
Allowance for loan losses on FDIC covered loans	17	—	17	nm	17	—	17	nm

Total allowance for loan losses	$826	$1,358	$(532)	(39)%	$826	$1,358	$(532)	(39)%

Allowance for credit losses, excluding allowance on FDIC covered loans	$940	$1,530	$(590)	(39)%	$940	$1,530	$(590)	(39)%
Allowance for credit losses on FDIC covered loans	17	—	17	nm	17	—	17	nm

Total allowance for credit losses	$957	$1,530	$(573)	(37)%	$957	$1,530	$(573)	(37)%

Allowance for loan losses to total loans held for investment	1.69%	2.81%			1.69%	2.81%
Allowance for credit losses to total loans held for investment	1.96	3.16			1.96	3.16
Net loans charged off to average loans outstanding for the period(2)	0.91	0.78			0.68	0.91
Excluding FDIC covered loans (1):
Allowance for loan losses to total loans held for investment	1.70%	2.92%			1.70%	2.92%
Allowance for credit losses to total loans held for investment	1.97	3.29			1.97	3.29
Net loans charged off to average loans outstanding for the period(2)	0.92	0.81			0.69	0.92

(1)	These ratios exclude the impact of the FDIC covered loans, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.
(2)	Annualized.
nm  = not meaningful

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, including restructured loans that are nonperforming and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2010 Form 10-K.

OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

			Increase / (Decrease)
			June 30, 2011
			From
	June 30,	December 31,	December 31, 2010
(Dollars in millions)	2011	2010	Amount	Percent

Commercial and industrial	$110	$115	$(5)	(4)%
Commercial mortgage	230	329	(99)	(30)
Construction	47	140	(93)	(66)

Total commercial portfolio	387	584	(197)	(34)

Residential mortgage	242	243	(1)	—
Home equity and other consumer loans	23	22	1	5

Total consumer portfolio	265	265	—	—

Total nonaccrual loans, excluding FDIC covered loans	652	849	(197)	(23)
FDIC covered loans	72	116	(44)	(38)

Total nonaccrual loans	724	965	(241)	(25)
OREO, excluding FDIC covered OREO	26	41	(15)	(37)
FDIC covered OREO	115	136	(21)	(15)

Total nonperforming assets	$865	$1,142	$(277)	(24)%

Total nonperforming assets, excluding FDIC covered assets	$678	$890	$(212)	(24)%

Restructured loans that continue to accrue interest	$82	$22	$60	273%

Restructured nonaccrual loans (included in total nonaccrual loans above)	$184	$198	$(14)	(7)%

Allowance for loan losses	$826	$1,191	$(365)	(31)%

Allowance for credit losses	$957	$1,353	$(396)	(29)%

Nonaccrual loans to total loans held for investment	1.48%	2.01%
Allowance for loan losses to nonaccrual loans	114.05	123.40
Allowance for credit losses to nonaccrual loans	132.19	140.23
Nonperforming assets to total loans held for investment and OREO	1.76	2.37
Nonperforming assets to total assets	1.08	1.44
Excluding FDIC covered assets:(1)
Nonaccrual loans to total loans held for investment	1.37%	1.82%
Allowance for loan losses to nonaccrual loans	124.09	137.32
Allowance for credit losses to nonaccrual loans	144.23	156.44
Nonperforming assets to total loans held for investment and OREO	1.42	1.91
Nonperforming assets to total assets	0.86	1.15

(1)	These ratios exclude the impact of the FDIC covered loans and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.

During the second quarters of 2011 and 2010, we sold nonperforming loans of $27 million and $129 million, respectively. During the six months ended June 30, 2011 and 2010, we sold nonperforming loans of $86 million and $163 million, respectively.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including maturity date extensions, loan-to-value requirements, and interest rates. These changes, and other actions, may cause the loan to be classified as a TDR. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. A TDR loan being considered for return to accrual status must have reasonable assurance of repayment and must be performing according to the modified terms and also be supported by a current well-documented credit evaluation under the modified terms. Generally, a minimum of six consecutive months of sustained performance is required in the evaluation of whether a TDR loan should be returned to accrual status.

Acquired loans restructured after acquisition are not considered TDRs for purposes of our accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools, in accordance with the accounting standards for purchased credit-impaired loans.

The following table provides a summary of total TDRs, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2011 and December 31, 2010.

					As a Percentage of
	June 30, 2011		December 31, 2010		Ending Loan Balances
		Number of		Number of	June 30	December 31,
(Dollars in millions)	Amount	Loans	Amount	Loans	2011	2010

Commercial and industrial	$20	8	$30	9	0.13%	0.20%
Commercial mortgage	140	18	111	15	1.81	1.41

Total commercial portfolio	160	26	141	24	0.63	0.56

Residential mortgage	103	184	79	138	0.55	0.45
Home equity and other consumer loans	2	27	—	—	0.07	—

Total consumer portfolio	105	211	79	138	0.47	0.37

FDIC covered loans	1	7	—	—	0.08	—

Total restructured loans	$266	244	$220	162	0.54%	0.47%

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $2 million at both June 30, 2011 and December 31, 2010. These amounts exclude $251 million and $312 million at June 30, 2011 and December 31, 2010, respectively, of FDIC covered loans accounted for in accordance with the accounting standards for purchased credit-impaired loans that were 90 days or more past due and still accruing.

Deposits

The table below presents our deposits as of June 30, 2011 and December 31, 2010.

			Increase / (Decrease)
			June 30,
			2011 From
	June 30,	December 31,	December 31, 2010
(Dollars in millions)	2011	2010	Amount	Percent

Interest checking	$734	$931	$(197)	(21)%
Money market	22,219	26,159	(3,940)	(15)

Total interest bearing transaction accounts	22,953	27,090	(4,137)	(15)
Savings	5,135	4,433	702	16
Time	11,385	12,088	(703)	(6)

Total interest bearing deposits(1)	39,473	43,611	(4,138)	(9)
Noninterest bearing deposits	17,708	16,343	1,365	8

Total deposits	$57,181	$59,954	$(2,773)	(5)%

(1)Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction accounts	$2,080	$2,354	$(274)	(12)%
Time	1,696	1,217	479	39

Total interest bearing brokered deposits	3,776	3,571	205	6
Nonbrokered deposits	35,697	40,040	(4,343)	(11)

Total interest bearing deposits	$39,473	$43,611	$(4,138)	(9)%

Core Deposits:
Total deposits	$57,181	$59,954	$(2,773)	(5)%
Less: Total interest bearing brokered deposits	3,776	3,571	205	6
Less: Total noninterest bearing brokered deposits	10	—	10	nm
Less: Total nonbrokered time deposits of $100,000 and over	6,952	7,716	(764)	(10)

Total core deposits	$46,443	$48,667	$(2,224)	(5)%

nm  = not meaningful

The decline in money market balances was primarily driven by targeted rate reductions in conjunction with ongoing internal balance sheet management strategies. Factors driving growth in noninterest bearing deposits included availability of unlimited FDIC deposit insurance, the current low rate environment and ongoing business development activity. Customers have displayed a propensity to maintain higher noninterest bearing balances in the current prolonged low rate environment to obtain unlimited FDIC deposit insurance on eligible deposits.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily exists in interest rate risk in our non-trading balance sheet and, to a much lesser degree, in price risk in our trading portfolio. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth and capital stability over time.

The Board of Directors (Board), directly or through its appropriate committee, approves our Asset Liability Management Policy (ALM Policy), which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Bank’s risk tolerance guidelines by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes guidelines for reporting market and liquidity risk and requires independent review and oversight of market and liquidity risk activities.

The Risk & Capital Committee (RCC), composed of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, monitor, measure, and manage market risk as required by the ALM
Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk/return direction for the Bank, delegating to and reviewing market risk management activities of the Asset Liability Management Committee (ALCO) and by approving the investment, derivatives and trading policies that govern the Bank’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

Interest Rate Risk Management (Other Than Trading)

ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) to changes in interest rates. (NII was previously referred to as Accounting NII in the full year 2010 and first quarter of 2011.) In managing interest rate risk, ALCO monitors NII sensitivity over various time horizons and in response to a variety of interest rate changes.

Our NII policy measurement typically involves a simulation of “Earnings-at-Risk” (EaR) in which we estimate the earnings impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon, given our projected balance sheet profile. Given the current and persistently low interest rate environment, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario. Our EaR simulations use a 12-month projected balance sheet in order to model the impact of interest rate changes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on statistical analysis, management’s outlook and historical experience. The prepayment risks related to residential loans and mortgage-backed securities are measured using a calibrated third-party model that estimates prepayment speeds.

Earnings at Risk

The table below presents the estimated increase (decrease) in NII given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

	June 30,	December 31,
(Dollars in millions)	2011	2010

Effect on NII:
increase 200 basis points	$132.5	$108.8
as a percentage of base case NII	5.74%	4.75%
decrease 100 basis points	$(49.3)	$(64.8)
as a percentage of base case NII	(2.14)%	(2.83)%

Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would improve NII. Alternatively, gradually lower short-term rates would contract NII. With regard to the curve shape, curve steepening would improve NII while curve flattening would slightly decrease NII.

We believe that our EaR simulation provides management with a reasonably comprehensive view of the sensitivity of NII to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory evolve. Actual and simulated NII will differ to the extent there are variances between actual and assumed interest rate changes, balance sheet volumes and management strategies, among other factors. Key underlying assumptions include prepayment speeds on mortgage-related assets, changes in market conditions, loan volume and pricing, deposit volume and price sensitivity, customer preferences and cash flows and maturities of derivative financial instruments.

ALM Activities

During the first half of 2011, the Bank’s asset sensitive EaR profile increased largely due to changes in forecasted activity related to deposit composition, loan mix and a reduction of low yielding investments pending greater regulatory clarity on Basel III liquidity rules. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

ALM Securities

At June 30, 2011 and December 31, 2010, our available for sale securities portfolio included $17.9 billion and $20.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of available for sale U.S. government, state and municipal, mortgage-backed securities, and asset-backed securities and has an expected weighted average maturity of 2.8 years. At June 30, 2011, approximately $5.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2011, we purchased $504 million and sold $1.8 billion of securities, as part of our investment portfolio strategy, while $979 million of ALM securities matured or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 1.87 at June 30, 2011, compared to 2.2 at December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.87 suggests an expected price decrease of approximately 1.87 percent for an immediate 1.0 percent parallel increase in interest rates.

ALM Derivatives

During the first half of 2011, the ALM derivatives portfolio decreased by $350 million notional amount due to terminations of $1.0 billion in pay fixed rate swaps associated with issuance of fixed rate debt, partially offset by the addition of $650 million of pay fixed rate swaps to hedge additional debt issuances and variable rate borrowings.

The fair value of the ALM derivatives portfolio decreased primarily due to the erosion of time value on interest rate cap contracts, the negative impact of a decrease in interest rates on the majority of pay fixed rate interest rate swaps and as a result of the termination of pay fixed rate swaps in the first quarter of 2011. For additional discussion of derivative instruments and our hedging strategies, see Note 11 to our consolidated financial statements in this Form 10-Q and Note 18 to our consolidated financial statements included in our 2010 Form 10-K.

			Increase/(Decrease)
	June 30,	December 31,	June 30, 2011
(Dollars in millions)	2011	2010	From December 31, 2010

Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$1,150	$1,500	$(350)
Interest rate cap purchased contracts	4,000	4,000	—

Total interest rate contracts	$5,150	$5,500	$(350)

Fair value of positions held for purposes other than trading:
Gross positive fair value	2	21	(19)
Gross negative fair value	4	—	4

Positive fair value of positions, net	$(2)	$21	$(23)

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

As of June 30, 2011, we had $30.4 billion notional amount of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of June 30, 2011, we had $3.1 billion notional amount of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of June 30, 2011, we had $4.9 billion notional amount of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and remove our exposure to market risk by entering into matching contracts with other counterparties. As of June 30, 2011, we had $2.1 billion notional amount of equity contracts representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2011 and December 31, 2010 and the change in fair value between June 30, 2011 and December 31, 2010.

			Increase/(Decrease)
	June 30,	December 31,	June 30, 2011
(Dollars in millions)	2011	2010	From December 31, 2010

Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$30,414	$28,820	$1,594
Commodity contracts	4,916	4,679	237
Foreign exchange contracts(1)	3,068	2,594	474
Equity contracts	2,144	1,313	831
Other contracts	60	60	—

Total	$40,602	$37,466	$3,136

Fair value of positions held for trading purposes:
Gross positive fair value	$950	$922	$28
Gross negative fair value	902	897	5

Positive fair value of positions, net	$48	$25	$23

(1)	Excludes spot contracts with notional amounts of $0.7 billion and $0.4 billion at June 30, 2011 and December 31, 2010, respectively.

Liquidity Risk

Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its contractual obligations. The objective of liquidity risk management is to maintain a sufficient amount of liquidity and diversity of funding sources to allow the Bank to meet expected obligations in both stable and adverse conditions.

The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the Bank’s liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. MRM which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. RCC and ALCO also maintain a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank’s normal funding activities.

Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank’s capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank’s liquidity position, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and/or selling assets.

Our primary sources of liquidity are core deposits (described below), our securities portfolio and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, including both senior and subordinated debt. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources, and we, therefore, maintain these sources primarily to meet our contingency funding needs.

To support asset growth, wholesale funding increased by $2.9 billion from $9.9 billion at December 31, 2010 to $12.8 billion at June 30, 2011, more than offsetting the decline in deposit balances. Total deposits declined $2.8 billion from $60.0 billion at December 31, 2010 to $57.2 billion at June 30, 2011, largely due to planned interest bearing deposit declines resulting from targeted rate reductions.

Core deposits, which consist of total deposits excluding brokered deposits and time deposits of $100,000 and over, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2011, our core deposits totaled $46.4 billion and our total loan-to-total deposit ratio was 86 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•	The Bank has pledged collateral under secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of June 30, 2011, the Bank had $4.5 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $20.2 billion.

•	Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities decreased by $2.3 billion from $15.2 billion at December 31, 2010 to $12.9 billion at June 30, 2011.

•	The Bank has a $4.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.2 billion at June 30, 2011, a decrease of $1.0 billion from December 31, 2010 due to our $1.0 billion debt issuance in the second quarter of 2011. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•	In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of June 30, 2011, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have any firm commitments in place to sell securities under this shelf registration.

We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. As a result, we have not historically relied on BTMU for our funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part II, Item 1A. Risk Factors of this Form 10-Q. The following table provides our credit ratings as of June 30, 2011.

UnionBanCal
		Union Bank, N.A.	Corporation

Standard & Poor’s	Long-term	A+	A
	Short-term	A-1	A-1
Moody’s	Long-term	A2	—
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1
DBRS	Long-term	A (high)	A
	Short-term	R-1 (middle)	R-1 (low)

Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

	June 30,	December 31,
(Dollars in millions)	2011	2010

Capital Components
Tier 1 capital	$8,535	$8,029
Tier 2 capital	1,526	1,656

Total risk-based capital	$10,061	$9,685

Risk-weighted assets	$65,274	$64,516

Quarterly average assets	$77,860	$77,659

					June 30, 2011
					Minimum
	June 30,		December 31,		Regulatory
	2011		2010		Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Capital Ratios
Tier 1 capital (to risk-weighted assets)	$8,535	13.08%	$8,029	12.44%	≥$	2,611	4.0%
Total capital (to risk-weighted assets)	10,061	15.41	9,685	15.01		≥ 5,222	8.0
Leverage(1)	8,535	10.96	8,029	10.34		≥ 3,114	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

	June 30,	December 31,
(Dollars in millions)	2011	2010

Capital Components
Tier 1 capital	$8,268	$7,377
Tier 2 capital	1,363	1,489

Total risk-based capital	$9,631	$8,866

Risk-weighted assets	$65,047	$63,993

Quarterly average assets	$77,786	$77,229

					June 30, 2011			June 30, 2011
					Minimum			“Well-Capitalized”
	June 30,		December 31,		Regulatory			Regulatory
	2011		2010		Requirement			Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio

Capital Ratios
Tier 1 capital (to risk-weighted assets)	$8,268	12.71%	$7,377	11.53%	≥$	2,602	4.0%	≥$	3,903	6.0%
Total capital (to risk-weighted assets)	9,631	14.81	8,866	13.85		≥ 5,204	8.0		≥ 6,505	10.0
Leverage(1)	8,268	10.63	7,377	9.55		≥ 3,111	4.0		≥ 3,889	5.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

We and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). As of June 30, 2011, management believes the capital ratios of Union Bank met all regulatory requirements of “well-capitalized” institutions.

In addition to capital ratios determined in accordance with regulatory requirements, we consider various other measures when evaluating capital utilization and adequacy. These non-regulatory capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, these non-regulatory capital ratios disclosed are considered to be non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Part I, Item 1 of our 2010 Form 10-K for additional information regarding the Basel Committee capital standards.

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of June 30, 2011 and December 31, 2010. The growth in our capital ratios was the result of strong internal capital generation.

			Increase/(Decrease)
			June 30, 2011
			From
	June 30,	December 31,	December 31, 2010
(Dollars in millions)	2011	2010	Amount	Percent

Total UNBC stockholder’s equity	$10,667	$10,125	$542	5%
Goodwill	(2,447)	(2,456)	9	—
Intangible assets	(407)	(457)	50	(11)
Deferred tax liabilities related to goodwill and intangible assets	149	168	(19)	(11)

Tangible common equity (a)	$7,962	$7,380	$582	8

Tier 1 capital, determined in accordance with regulatory requirements	$8,535	$8,029	$506	6
Trust preferred securities	—	(13)	13	(100)

Tier 1 common equity (b)	$8,535	$8,016	$519	6

Total assets	$80,093	$79,097	$996	1
Goodwill	(2,447)	(2,456)	9	—
Intangible assets	(407)	(457)	50	(11)
Deferred tax liabilities related to goodwill and intangible assets	149	168	(19)	(11)

Tangible assets (c)	$77,388	$76,352	$1,036	1

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$65,274	$64,516	$758	1%

Tangible common equity ratio (a)/(c)	10.29%	9.67%
Tier 1 common capital ratio (b)/(d)	13.08	12.42

Business Segments

We have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in “Other.” We have two reportable business segments: Retail Banking and Corporate Banking.

Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities.

We reflect a “market view” perspective in measuring our business segments. The market view is a measurement of our customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in “Reconciling Items.” The market view approach fosters cross-selling with a total profitability view of the products and services being managed.

The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•	A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2011, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions.

•	An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on a predetermined percentage of usage.

•	A risk-adjusted return on capital (RAROC) methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit and operational risks and, to a lesser extent, market risk. As a result of the methodology used in the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing methodology that have occurred.

	Retail Banking
	As of and for the				Corporate Banking
	Three Months		Increase/		As of and for the		Increase/
	Ended June 30,		(Decrease)		Three Months Ended June 30,		(Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$275	$246	$29	12%	$308	$304	$4	1%
Noninterest income (expense)	72	74	(2)	(3)	155	143	12	8

Total revenue	347	320	27	8	463	447	16	4
Noninterest expense (income)	267	231	36	16	249	239	10	4
Credit expense (income)	7	7	—	—	49	73	(24)	(33)

Income (loss) before income taxes and including noncontrolling interests	73	82	(9)	(11)	165	135	30	22
Income tax expense (benefit)	29	32	(3)	(9)	38	29	9	31

Net income (loss) including noncontrolling interests	44	50	(6)	(12)	127	106	21	20
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$44	$50	$(6)	(12)%	$127	$106	$21	20%

Average balances—Market View (dollars in millions):
Total loans held for investment	$22,988	$21,840	$1,148	5	$26,566	$26,468	$98	—
Total assets	23,997	22,748	1,249	5	30,689	30,334	355	1
Total deposits	24,365	22,928	1,437	6	29,544	39,208	(9,664)	(25)
Financial ratios—Market View
Risk adjusted return on capital(1)	28%	36%			16%	14%
Return on average assets(1)	0.74	0.88			1.66	1.39
Core efficiency ratio, excluding impact of privatization(3)	77.10	72.27			52.46	52.46

	Other				Reconciling Items
	As of and for the		Increase/		As of and for the
	Three Months Ended June 30,		(Decrease)		Three Months Ended June 30,
	2011	2010	Amount	Percent	2011	2010

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$51	$64	$(13)	(20)%	$(20)	$(13)
Noninterest income (expense)	33	45	(12)	(27)	(20)	(18)

Total revenue	84	109	(25)	(23)	(40)	(31)
Noninterest expense (income)	77	128	(51)	(40)	(15)	(14)
Credit expense (income)	(150)	(36)	(114)	(317)	—	—

Income (loss) before income taxes and including noncontrolling interests	157	17	140	nm	(25)	(17)
Income tax expense (benefit)	74	13	61	469	(10)	(7)

Net income (loss) including noncontrolling interests	83	4	79	nm	(15)	(10)
Deduct: Net loss from noncontrolling interests(2)	3	4	(1)	(25)	—	—

Net income (loss) attributable to UNBC	$86	$8	$78	nm %	$(15)	$(10)

Average balances—Market View (dollars in millions):
Total loans held for investment	$1,365	$1,415	$(50)	(4)	$(2,070)	$(1,896)
Total assets	27,747	34,346	(6,599)	(19)	(2,099)	(1,917)
Total deposits	6,578	7,714	(1,136)	(15)	(2,154)	(1,746)
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na
Return on average assets(1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal
	Corporation
	As of and for the
	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$614	$601	$13	2%
Noninterest income (expense)	240	244	(4)	(2)

Total revenue	854	845	9	1
Noninterest expense (income)	578	584	(6)	(1)
Credit expense (income)	(94)	44	(138)	nm

Income (loss) before income taxes and including noncontrolling interests	370	217	153	71
Income tax expense (benefit)	131	67	64	96

Net income (loss) including noncontrolling interests	239	150	89	59
Deduct: Net loss from noncontrolling interests(2)	3	4	(1)	(25)

Net income (loss) attributable to UNBC	$242	$154	$88	57%

Average balances—Market View (dollars in millions):
Total loans held for investment	$48,849	$47,827	$1,022	2
Total assets	80,334	85,511	(5,177)	(6)
Total deposits	58,333	68,104	(9,771)	(14)
Financial ratios—Market View
Risk adjusted return on capital(1)	9%	6%
Return on average assets(1)	1.21	0.72
Core efficiency ratio, excluding impact of privatization(3)	63.74	62.39

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).

(3)	The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais and asset impairment charge) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities.

na = not applicable

nm = not meaningful

	Retail Banking				Corporate Banking
	As of and for the		Increase/		As of and for the		Increase/
	Six Months Ended June 30,		(Decrease)		Six Months Ended June 30,		(Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$540	$474	$66	14%	$615	$599	$16	3%
Noninterest income (expense)	137	140	(3)	(2)	285	258	27	10

Total revenue	677	614	63	10	900	857	43	5
Noninterest expense (income)	529	447	82	18	478	474	4	1
Credit expense (income)	13	13	—	—	101	151	(50)	(33)

Income (loss) before income taxes and including noncontrolling interests	135	154	(19)	(12)	321	232	89	38
Income tax expense (benefit)	53	60	(7)	(12)	75	44	31	70

Net income (loss) including noncontrolling interests	82	94	(12)	(13)	246	188	58	31
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$82	$94	$(12)	(13)%	$246	$188	$58	31%

Average balances—Market View (dollars in millions):
Total loans held for investment	$22,734	$21,734	$1,000	5	$26,438	$26,735	$(297)	(1)
Total assets	23,747	22,613	1,134	5	30,575	30,449	126	—
Total deposits	24,380	21,646	2,734	13	29,964	40,178	(10,214)	(25)
Financial ratios—Market View
Risk adjusted return on capital(1)	27%	34%			16%	12%
Return on average assets(1)	0.70	0.84			1.62	1.25
Core efficiency ratio, excluding impact of privatization(3)	78.02	72.60			49.66	52.09

	Other				Reconciling Items
	As of and for the				As of and for the
	Six Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,
	2011	2010	Amount	Percent	2011	2010

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$114	$133	$(19)	(14)%	$(37)	$(31)
Noninterest income (expense)	94	89	5	6	(36)	(33)

Total revenue	208	222	(14)	(6)	(73)	(64)
Noninterest expense (income)	213	213	—	—	(27)	(25)
Credit expense (income)	(310)	50	(360)	nm	—	—

Income (loss) before income taxes and including noncontrolling interests	305	(41)	346	nm	(46)	(39)
Income tax expense (benefit)	135	(7)	142	nm	(18)	(15)

Net income (loss) including noncontrolling interests	170	(34)	204	nm	(28)	(24)
Deduct: Net loss from noncontrolling interests(2)	7	7	—	—	—	—

Net income (loss) attributable to UNBC	$177	$(27)	$204	nm %	$(28)	$(24)

Average balances—Market View (dollars in millions):
Total loans held for investment	$1,441	$757	$684	90	$(2,045)	$(1,886)
Total assets	27,945	34,007	(6,062)	(18)	(2,072)	(1,907)
Total deposits	6,633	7,836	(1,203)	(15)	(2,078)	(1,688)
Financial ratios—Market View
Risk adjusted return on capital(1)	na	na			na	na
Return on average assets(1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal
	Corporation
	As of and for the
	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$1,232	$1,175	$57	5%
Noninterest income (expense)	480	454	26	6

Total revenue	1,712	1,629	83	5
Noninterest expense (income)	1,193	1,109	84	8
Credit expense (income)	(196)	214	(410)	nm

Income (loss) before income taxes and including noncontrolling interests	715	306	409	134
Income tax expense (benefit)	245	82	163	199

Net income (loss) including noncontrolling interests	470	224	246	110
Deduct: Net loss from noncontrolling interests(2)	7	7	—	—

Net income (loss) attributable to UNBC	$477	$231	$246	106%

Average balances—Market View (dollars in millions):
Total loans held for investment	$48,568	$47,340	$1,228	3
Total assets	80,195	85,162	(4,967)	(6)
Total deposits	58,899	67,972	(9,073)	(13)
Financial ratios—Market View
Risk adjusted return on capital(1)	9%	5%
Return on average assets(1)	1.20	0.55
Core efficiency ratio, excluding impact of privatization(3)	65.60	61.97

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

(3)	The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais and asset impairment charge) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities.

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

Retail Banking is comprised of two major divisions:

•	the Community Banking Division serves its customers through 350 full-service branches in California and 52 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

The Community Banking Division is organized geographically and serves its customers in the following ways:

—	through conveniently located banking branches and ATMs which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

—	through its call center and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

—	through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

•	the Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

During the first half of 2011, net income of Retail Banking decreased compared to the same period in 2010, resulting from an 18 percent increase in noninterest expense, partially offset by a 14 percent increase in net interest income. The increase in noninterest expense was primarily due to higher staff and other costs allocated from support groups as well as higher staff costs and ongoing acquisition-related expenses. The increase in net interest income was primarily due to increased margin combined with the growth in loans and interest bearing deposits.

Average asset growth for the first half of 2011 compared to the first half of 2010 was primarily driven by a 5 percent growth in average loans held for investment, mainly in residential mortgages.

Average deposits increased 13 percent during the first half of 2011 compared to the same period in 2010. The key drivers for this increase include acquisition-related deposits and Retail Banking’s strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

Noninterest income decreased by 2 percent during the first half of 2011 compared to the same period in 2010 primarily due to lower service charges on deposits driven by new fee-related regulations and changes in consumer behavior.

Corporate Banking

Corporate Banking offers a range of financial products to both middle market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance as well as general corporate and middle-market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a range of noncredit services, which include global treasury management solutions, foreign exchange and various interest rate risk and commodity risk management products. These products are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes, including numerous vertical industry niches such as U.S. correspondent banks and certain government entities.

One of the primary strategies of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of a customer’s primary banks. Consistent with this strategy, Corporate Banking business units attempt to serve a large part of the targeted customers’ credit and depository needs. The Corporate Banking business units compete with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a “commercial bank.” We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

Corporate Banking initiatives continue to expand commercial and loan relationship strategies that include originating, underwriting and syndicating loans in core competency markets, such as in our West Coast commercial lending markets, as well as our national specialty markets, including real estate, energy, equipment leasing and commercial finance.

Corporate Banking is comprised of the following main divisions:

•	the Commercial Banking Division, which includes the following operating units:

—	Commercial Banking, which provides commercial lending products and treasury management services to middle market and corporate companies primarily in California, Oregon and Washington;

—	Power and Utilities, which provides treasury management products and commercial lending products including commercial lines of credit and project financing to independent power producers as well as regulated utility companies;

—	Petroleum, which provides commercial lending products, including reserve-based lines of credit, commercial lines of credit as well as treasury management products to oil and gas companies; and

—	National Banking provides commercial lending and treasury management products to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as healthcare, entertainment, and food and beverage.

—	Specialized Industries provides commercial lending and treasury products to middle-market and corporate clients in specific industries on a national basis, including commercial finance, funds finance, environmental services and non-profits.

•	the Real Estate Industries Division serves professional real estate investors and developers with products such as construction loans, commercial mortgages and bridge financing. Additionally, through our Community Development Finance unit, we make tax credit investments in affordable housing projects, as well as provide construction and permanent financing;

•	the Global Capital Markets Division helps to serve our customers with their foreign exchange, interest rate and energy risk management needs in addition to facilitating merchant and investment banking related transactions. The division takes market risk when buying and selling securities, interest rate derivatives and foreign exchange contracts for its own account and accepts limited market risk when providing commodity and equity derivative contracts, since a significant portion of the market risk for these products is offset with third parties. Additionally, the division’s Equipment Leasing arm provides lease financing services to corporate customers; and

•	the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Additionally, this division includes the Institutional Services operating unit, which provides custody, corporate trust, and retirement plan services. The client base of this operating unit includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Retirement Plan Services provides defined benefit services, including trustee services and investment management.

•	the Wealth Markets Division consists of the following operating units:

—	The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, and deposit and credit products;

—	UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core products areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank’s geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products; and

—	Asset Management, which consists of HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals. HighMark Capital Management, Inc.’s strategy is to expand distribution, to broaden its client base and to increase its assets under management.

During the first half of 2011, net income of Corporate Banking increased 31 percent, compared to the same period in 2010, resulting from a 3 percent increase in net interest income, a 10 percent increase in noninterest income and a 33 percent decrease in credit expense. During the first half of 2011, average loans held for investment decreased 1 percent compared to the same period in 2010, primarily due to decreases in our commercial mortgage portfolio and real estate construction portfolio, partially offset by an increase in our commercial and industrial loan portfolio.

During the first half of 2011, average deposits decreased 25 percent compared to the same period of 2010, primarily due to a decrease in interest bearing core deposits. This planned deposit decline resulted primarily from targeted rate reductions. Noninterest income increased 10 percent during the first half of 2011, compared to the same period in 2010, primarily due to higher trading income and merchant banking fees, partially offset by lower deposit fees and gains on the sale of private capital investments.

Other

“Other” includes the following:

•	The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S.;

•	the funds transfer pricing results for our entire company, which allocates to the business segments their cost of funds on all asset categories and credit for funds on all liability categories;

•	Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of our balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 2 of this Form 10-Q;

•	the adjustment between the credit expense (income) under RAROC and (reversal of) provision for credit losses under US GAAP;

•	the residual costs of support groups;

•	corporate activities that are not directly attributable to one of the two business segments. Included in this category are certain other items such as the results of operations of certain non-bank subsidiaries of UnionBanCal and the elimination of the fully taxable-equivalent basis amount;

•	goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction; and

•	the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.1 percent and our consolidated effective tax rate.

The increase in net income of $204 million for the first half of 2011 compared with the first half of 2010 is primarily due to the following factors:

•	an increase in credit income of $360 million, which reflects the improvement in credit quality of our loan portfolio. Credit income of $310 million for the first half of 2011 was due to the difference between the $196 million reversal of provision for loan losses calculated under our US GAAP methodology and the $114 million in expected losses for the reportable business segments, which utilizes the RAROC methodology. This compares to a credit expense of $50 million in the first half of 2010; and

•	noninterest income increased $5 million in the first half of 2011 compared to the first half of 2010. This increase includes a $15 million gain on the sale of MasterCard shares, partially offset by lower gain on the sale of ALM investment securities and a decrease in indemnification asset accretion, driven by better than expected covered loan performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.	Controls and Procedures

Disclosure Controls.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting.  During the second quarter of 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Interest Income
Loans	$565	$568	$1,124	$1,108
Securities	138	135	281	278
Other	2	5	3	10

Total interest income	705	708	1,408	1,396

Interest Expense
Deposits	53	78	106	164
Commercial paper and other short-term borrowings	2	2	3	3
Long-term debt	36	27	67	54

Total interest expense	91	107	176	221

Net Interest Income	614	601	1,232	1,175
(Reversal of) provision for loan losses	(94)	44	(196)	214

Net interest income after (reversal of) provision for loan losses	708	557	1,428	961

Noninterest Income
Service charges on deposit accounts	56	64	113	130
Trust and investment management fees	34	35	68	66
Trading account activities	28	25	61	46
Securities gains, net	29	27	57	61
Merchant banking fees	29	22	48	36
Brokerage commissions and fees	12	10	25	19
Card processing fees, net	12	12	22	21
Other	40	49	86	75

Total noninterest income	240	244	480	454

Noninterest Expense
Salaries and employee benefits	346	319	690	599
Net occupancy and equipment	67	64	132	123
Professional and outside services	55	50	99	89
Intangible asset amortization	24	30	49	62
Regulatory assessments	19	30	40	60
(Reversal of) provision for losses on off-balance sheet commitments	(18)	1	(31)	(4)
Other	85	90	214	180

Total noninterest expense	578	584	1,193	1,109

Income before income taxes and including noncontrolling interests	370	217	715	306
Income tax expense	131	67	245	82

Net Income including Noncontrolling Interests	239	150	470	224
Deduct: Net loss from noncontrolling interests	3	4	7	7

Net Income attributable to UnionBanCal Corporation (UNBC)	$242	$154	$477	$231

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions)	2011	2010

Assets
Cash and due from banks	$1,233	$946
Interest bearing deposits in banks (includes $24 at June 30, 2011 and $11 at December 31, 2010 related to consolidated variable interest entities (VIEs))	2,477	217
Federal funds sold and securities purchased under resale agreements	78	11

Total cash and cash equivalents	3,788	1,174
Trading account assets:
Pledged as collateral	1	43
Held in portfolio	897	956
Securities available for sale:
Pledged as collateral	340	10
Held in portfolio	17,758	20,781
Securities held to maturity (Fair value: June 30, 2011, $1,610; December 31, 2010, $1,560)	1,332	1,323
Loans:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	47,718	46,584
FDIC covered loans	1,249	1,510

Total loans held for investment	48,967	48,094
Allowance for loan losses	(826)	(1,191)

Loans net	48,141	46,903
Premises and equipment, net	686	712
Intangible assets	407	457
Goodwill	2,447	2,456
FDIC indemnification asset	650	783
Other assets (includes $272 at June 30, 2011 and $283 at December 31, 2010 related to consolidated VIEs)	3,646	3,499

Total assets	$80,093	$79,097

Liabilities
Deposits:
Noninterest bearing	$17,708	$16,343
Interest bearing	39,473	43,611

Total deposits	57,181	59,954
Commercial paper and other short-term borrowings	2,838	1,356
Long-term debt (includes $8 at June 30, 2011 and December 31, 2010 related to consolidated VIEs)	7,069	5,598
Trading account liabilities	730	774
Other liabilities (includes $2 at June 30, 2011 and December 31, 2010 related to consolidated VIEs)	1,338	1,024

Total liabilities	69,156	68,706

Commitments, contingencies and guarantees — See Note 13
Equity
UNBC Stockholder’s Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136	136
Additional paid-in capital	5,199	5,198
Retained earnings	5,945	5,468
Accumulated other comprehensive loss	(613)	(677)

Total UNBC stockholder’s equity	10,667	10,125
Noncontrolling interests	270	266

Total equity	10,937	10,391

Total liabilities and equity	$80,093	$79,097

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited)

	UNBC Stockholder’s Equity
				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Noncontrolling	stockholder’s
(Dollars in millions)	stock	capital	earnings	income (loss)	interests	equity

BALANCE DECEMBER 31, 2009	$136	$5,195	$4,900	$(651)	$—	$9,580

Cumulative effect from change in accounting for VIEs					272	272
Comprehensive income:
Net income (loss) — For the six months ended June 30, 2010			231		(7)	224
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(32)		(32)
Net change in unrealized losses on securities				155		155
Net change in pension and other benefits				8		8

Total comprehensive income, net of tax						355
Other					13	13

Net change	—	—	231	131	278	640

BALANCE JUNE 30, 2010	$136	$5,195	$5,131	$(520)	$278	$10,220

BALANCE DECEMBER 31, 2010	$136	$5,198	$5,468	$(677)	$266	$10,391

Comprehensive income:
Net income (loss) — For the six months ended June 30, 2011			477		(7)	470
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities				42		42
Foreign currency translation adjustment				1		1
Net change in pension and other benefits				21		21

Total comprehensive income, net of tax						534
Compensation expense — restricted stock units					1	1
Other					11	11

Net change	—	1	477	64	4	546

BALANCE JUNE 30, 2011	$136	$5,199	$5,945	$(613)	$270	$10,937

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
(Dollars in millions)	2011	2010

Cash Flows from Operating Activities:
Net income including noncontrolling interests	$470	$224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(196)	214
(Reversal of) provision for losses on off-balance sheet commitments	(31)	(4)
Depreciation, amortization and accretion, net	84	130
Stock-based compensation-restricted stock units	1	—
Deferred income taxes	169	10
Net gains on sales of securities	(57)	(61)
Net decrease (increase) in trading account assets	101	(394)
Net decrease (increase) in prepaid expenses	(221)	(37)
Net decrease (increase) in fees and other receivable	(216)	(176)
Net decrease (increase) in other assets	301	(220)
Net increase (decrease) in accrued expenses	(31)	26
Net increase (decrease) in trading account liabilities	(44)	276
Net increase (decrease) in other liabilities	314	11
Loans originated for resale	(14)	—
Net proceeds from sale of loans originated for resale	15	—
Other, net	(14)	(4)

Total adjustments	161	(229)

Net cash provided by (used in) operating activities	631	(5)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	3,831	2,090
Proceeds from matured and called securities available for sale	2,447	2,852
Purchases of securities available for sale	(3,481)	(3,812)
Proceeds from matured securities held to maturity	46	2
Purchases of premises and equipment, net	(12)	(40)
Proceeds from sales of loans	140	271
Net decrease (increase) in loans	(1,289)	305
Proceeds from FDIC loss share agreements	96	—
Net cash acquired from acquisitions	—	272
Other, net	(3)	(3)

Net cash provided by (used in) investing activities	1,775	1,937

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(2,773)	(5,135)
Net increase (decrease) in commercial paper and other short-term borrowings	1,482	(636)
Proceeds from issuance of long-term debt	2,000	1,000
Repayment of long-term debt	(513)	(1,019)
Other, net	1	—
Change in noncontrolling interests	11	13

Net cash provided by (used in) financing activities	208	(5,777)

Net change in cash and cash equivalents	2,614	(3,845)
Cash and cash equivalents at beginning of period	1,174	8,226
Effect of exchange rate changes on cash and cash equivalents	—	1

Cash and cash equivalents at end of period	$3,788	$4,382

Cash Paid During the Period For:
Interest	$173	$223
Income taxes, net	84	62
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$—	$3,226
Fair value of liabilities assumed	—	3,498
Net transfer of loans held for investment to loans held for sale	168	277
Transfer of loans held for investment to other real estate owned assets (OREO)	76	54

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Note 1—	Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated VIEs (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first half of 2011 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses (Note 5), purchased credit-impaired loans (Note 5), annual goodwill impairment analysis, pension accounting (Note 7), valuing financial instruments (Note 10), and income taxes.

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

Effective in the first half of 2011, payments received of $96 million related to the loss share agreements with the Federal Deposit Insurance Corporation (FDIC) in conjunction with the Company’s FDIC-assisted acquisitions are disclosed separately as proceeds from FDIC loss share agreements and are classified within cash flows from investing activities. These proceeds were previously classified under cash flows from operating activities and totaled $95 million and $165 million in the third quarter and full year 2010, respectively.

Note 2—	Recently Issued Accounting Pronouncements That Are Not Yet Adopted

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This guidance is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2—	Recently Issued Accounting Pronouncements That Are Not Yet Adopted (Continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which removes the option of presenting comprehensive income in the Consolidated Statements of Changes in Stockholder’s Equity. ASU 2011-05 provides entities with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. This guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This guidance, related only to disclosures, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and International Financial Reporting Standards. While many of the amendments to US GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Note 3—	Business Combinations

On April 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Frontier Bank, a Washington state-chartered commercial bank headquartered in Everett, Washington (Frontier). Additionally, on April 16, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Tamalpais Bank of San Rafael, California (Tamalpais). For further information related to the Tamalpais and Frontier acquisitions, see Note 2 to the consolidated financial statements in the Company’s 2010 Form 10-K. In the first quarter of 2011, the Company recorded an adjustment, which reduced goodwill by $9 million, related to the value of expected interest income on the acquired loans and FDIC indemnification assets. For further information related to goodwill and intangibles, see Note 5 to the consolidated financial statements in the Company’s 2010 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—	Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value

U.S. government sponsored agencies	$5,052	$50	$—	$5,102
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	11,063	138	57	11,144
Privately issued	893	1	40	854
Commercial mortgage-backed securities	488	2	4	486
Asset-backed securities	300	1	—	301
Other debt securities	186	6	1	191
Equity securities	20	—	—	20

Total securities available for sale	$18,002	$198	$102	$18,098

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value

U.S. Treasury	$150	$—	$—	$150
U.S. government sponsored agencies	6,689	75	—	6,764
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	12,743	138	125	12,756
Privately issued	710	4	32	682
Commercial mortgage-backed securities	3	—	1	2
Asset-backed securities	240	—	—	240
Other debt securities	151	6	—	157
Equity securities	40	1	1	40

Total securities available for sale	$20,726	$224	$159	$20,791

Securities Held to Maturity

June 30, 2011
Recognized in Other
		Comprehensive			Not Recognized in
		Income (OCI)			OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Gains	Losses	Value

Collateralized loan obligations (CLOs)	$1,749	$—	$417	$1,332	$280	$2	$1,610

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—	Securities (Continued)

December 31, 2010
		Recognized in			Not Recognized in
		OCI			OCI
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value	Gains	Losses	Value

CLOs	$1,778	$—	$455	$1,323	$238	$1	$1,560

For securities held to maturity, the amount recognized in OCI reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization, while the amount not recognized in OCI reflects the incremental change in value after such transfer. Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings.

The amortized cost, fair value and carrying value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because of prepayments.

Maturity Schedule of Securities

Securities Available for Sale

	June 30, 2011
	Amortized	Fair
(Dollars in millions)	Cost	Value

Due in one year or less	$2,540	$2,552
Due after one year through five years	2,981	3,030
Due after five years through ten years	822	851
Due after ten years	11,639	11,645
No stated maturity—equity securities	20	20

Total securities available for sale	$18,002	$18,098

Securities Held to Maturity

	June 30, 2011
	Amortized	Carrying	Fair
(Dollars in millions)	Cost	Value	Value

Due after one year through five years	$278	$229	$276
Due after five years through ten years	1,385	1,045	1,262
Due after ten years	86	58	72

Total securities held to maturity	$1,749	$1,332	$1,610

The proceeds from sales of securities available for sale and gross realized gains for the three and six months ended June 30, 2011 and 2010 are shown below. There were no gross realized losses for the same periods. The specific identification method is used to calculate realized gains and losses on sales. The table below excludes losses from other-than-temporary impairment.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—	Securities (Continued)

Sales of Securities Available for Sale

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Proceeds from sales	$1,918	$1,043	$3,831	$2,090
Gross realized gains	29	30	58	65

Analysis of Unrealized Losses on Securities

At June 30, 2011 and December 31, 2010, the Company’s securities with a continuous unrealized loss position are shown below, separately for periods less than 12 months and 12 months or more.

Securities Available for Sale

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses	Value	Losses

Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$4,157	$57	$65	$—	$4,222	$57
Privately issued	494	11	92	29	586	40
Commercial mortgage-backed securities	276	3	2	1	278	4
Asset-backed securities	23	—	—	—	23	—
Other debt securities	25	1	3	—	28	1
Equity securities	4	—	—	—	4	—

Total securities available for sale	$4,979	$72	$162	$30	$5,141	$102

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored agencies	$240	$—	$—	$—	$240	$—
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	6,320	125	35	—	6,355	125
Privately issued	140	1	165	31	305	32
Commercial mortgage-backed securities	—	—	2	1	2	1
Asset-backed securities	110	—	—	—	110	—
Other debt securities	1	—	20	—	21	—
Equity securities	5	1	—	—	5	1

Total securities available for sale	$6,816	$127	$222	$32	$7,038	$159

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—	Securities (Continued)

Securities Held to Maturity

June 30, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
	Fair	Recognized	Not Recognized	Fair	Recognized	Not Recognized	Fair	Recognized	Not Recognized
(Dollars in millions)	Value	in OCI	in OCI	Value	in OCI	in OCI	Value	in OCI	in OCI

CLOs	$58	$—	$2	$1,542	$417	$—	$1,600	$417	$2

December 31, 2010
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
	Fair	Recognized	Not Recognized	Fair	Recognized	Not Recognized	Fair	Recognized	Not Recognized
(Dollars in millions)	Value	in OCI	in OCI	Value	in OCI	in OCI	Value	in OCI	in OCI

CLOs	$—	$—	$—	$1,558	$455	$1	$1,558	$455	$1

At June 30, 2011, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity. The Company also believes it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

The following describes the nature of the Company’s investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the unrealized losses.

Residential Mortgage-Backed Securities—U.S. Government and Government Sponsored Agencies

Agency residential mortgage-backed securities consist of securities guaranteed by the U.S. government or government sponsored agencies such as Fannie Mae and Freddie Mac. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not credit quality. As a result, the securities were not other-than-temporarily impaired at June 30, 2011.

Residential Mortgage-Backed Securities—Privately Issued

Non-agency residential mortgage-backed securities are privately issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the first half of 2011 was not significant. With respect to the remaining portfolio at June 30, 2011, the Company expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligations

The Company’s CLOs primarily consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4—	Securities (Continued)

types of CLOs that pay note holders through the trading and sale of underlying collateral. Certain of these CLOs are illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market’s opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2011, no other-than-temporary impairment was recorded.

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

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At June 30, 2011, the Company had $4.7 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.3 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.5 billion) and to secure public and trust department deposits ($2.9 billion).

At June 30, 2011 and December 31, 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $74 million ($63 million of which has been repledged to cover short sales) and $12 million ($1 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company’s collateral needs.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses

A summary of loans, net of unearned discount/premiums and deferred fees of $59 million and $70 million at June 30, 2011 and December 31, 2010, respectively, is as follows:

	June 30,	December 31,
(Dollars in millions)	2011	2010

Loans held for investment, excluding FDIC covered loans:
Commercial and industrial	$15,854	$15,162
Commercial mortgage	7,729	7,816
Construction	1,055	1,460
Lease financing	701	757

Total commercial portfolio	25,339	25,195

Residential mortgage	18,610	17,531
Home equity and other consumer loans	3,769	3,858

Total consumer portfolio	22,379	21,389

Total loans held for investment, excluding FDIC covered loans	47,718	46,584
FDIC covered loans	1,249	1,510

Total loans held for investment	48,967	48,094
Allowance for loan losses	(826)	(1,191)

Loans held for investment, net	$48,141	$46,903

Loans Acquired in Business Combinations

The Company evaluated loans acquired in the Frontier and Tamalpais transactions in accordance with accounting guidance related to loans acquired with deteriorated credit quality as of the acquisition date. Management elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance using the same methodology. The following table reflects the carrying value of loans, pursuant to accounting standards for purchased credit-impaired loans and other acquired loans, as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Purchased	Other
	credit-impaired	acquired
(Dollars in millions)	loans	loans	Total

Commercial and industrial	$293	$39	$332
Commercial mortgage	650	12	662
Construction	155	—	155

Total commercial portfolio	1,098	51	1,149

Residential mortgage	70	—	70
Home equity and other consumer loans	9	21	30

Total consumer portfolio	79	21	100

Total FDIC covered loans	$1,177	$72	$1,249

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

	December 31, 2010
	Purchased	Other
	credit-impaired	acquired
(Dollars in millions)	loans	loans	Total

Commercial and industrial	$356	$77	$433
Commercial mortgage	717	16	733
Construction	220	2	222

Total commercial portfolio	1,293	95	1,388

Residential mortgage	81	—	81
Home equity and other consumer loans	20	21	41

Total consumer portfolio	101	21	122

Total FDIC covered loans	$1,394	$116	$1,510

The acquired loans are referred to as “covered loans” as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. As of acquisition dates, the estimated fair value of the purchased credit-impaired loan portfolios of Frontier and Tamalpais subject to the loss share agreements represents the present value of expected cash flows from the portfolio. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimated credit losses in the acquired loan portfolios at the acquisition date.

The accretable yield for purchased credit-impaired loans for the three and six months ended June 30, 2011 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Accretable yield, beginning of period	$298	$—	$231	$—
Additions	—	335	—	335
Accretion	(41)	(22)	(78)	(22)
Reclassifications from nonaccretable difference during the period	93	—	197	—

Accretable yield, end of period	$350	$313	$350	$313

The carrying value and outstanding balance for the purchased credit-impaired loans as of June 30, 2011, December 31, 2010 and as of the respective acquisition dates were as follows:

	June 30,	December 31,	Acquisition
(Dollars in millions)	2011	2010	Date

Total outstanding balance	$2,525	$2,829	$3,153

Carrying value	$1,177	$1,394	$1,725

Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank’s internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

Allowance for Loan Losses

The following table shows the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2011 and December 31, 2010.

						For the Three
						Months Ended
	For the Three Months Ended June 30, 2011					June 30, 2010
			FDIC
			covered
(Dollars in millions)	Commercial	Consumer	loans	Unallocated	Total	Total

Allowance for loan losses, beginning of period	$586	$174	$23	$251	$1,034	$1,408
(Reversal of) provision for loan losses	(24)	—	—	(68)	(92)	44
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)	—
Decrease in allowance covered by FDIC indemnification	—	—	(3)	—	(3)	—
Loans charged off	99	23	1	—	123	112
Recoveries of loans previously charged off	12	—	—	—	12	18

Allowance for loan losses, end of period	$475	$151	$17	$183	$826	$1,358

						For the Six
						Months Ended
	For the Six Months Ended June 30, 2011					June 30, 2010
			FDIC
			covered
(Dollars in millions)	Commercial	Consumer	loans	Unallocated	Total	Total

Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191	$1,357
(Reversal of) provision for loan losses	(92)	13	—	(115)	(194)	214
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)	—
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)	—
Loans charged off	147	48	1	—	196	247
Recoveries of loans previously charged off	31	1	—	—	32	34

Allowance for loan losses, end of period	$475	$151	$17	$183	$826	$1,358

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

	June 30, 2011
			FDIC
			covered
(Dollars in millions)	Commercial	Consumer	loans	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$35	$9	$1	$—	$45
Collectively evaluated for impairment	440	142	—	183	765
Purchased credit-impaired loans	—	—	16	—	16

Total allowance for loan losses	$475	$151	$17	$183	$826

Loans held for investment:
Individually evaluated for impairment	$355	$105	$17	$—	$477
Collectively evaluated for impairment	24,984	22,274	55	—	47,313
Purchased credit-impaired loans	—	—	1,177	—	1,177

Total loans held for investment	$25,339	$22,379	$1,249	$—	$48,967

	December 31, 2010
			FDIC
			covered
(Dollars in millions)	Commercial	Consumer	loans	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$112	$8	$—	$—	$120
Collectively evaluated for impairment	571	177	—	298	1,046
Purchased credit-impaired loans	—	—	25	—	25

Total allowance for loan losses	$683	$185	$25	$298	$1,191

Loans held for investment:
Individually evaluated for impairment	$572	$79	$26	$—	$677
Collectively evaluated for impairment	24,623	21,310	90	—	46,023
Purchased credit-impaired loans	—	—	1,394	—	1,394

Total loans held for investment	$25,195	$21,389	$1,510	$—	$48,094

The Company maintains an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for leases and off-balance sheet commitments. The allowances are based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. The Company’s methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, the specific allowance for impaired loans, the unallocated allowance and the allowance for off-balance sheet commitments.

Nonaccrual and Past Due Loans

Nonaccrual loans, excluding FDIC covered loans, totaled $0.7 billion and $0.8 billion at June 30, 2011 and December 31, 2010, respectively. There were $266 million and $220 million of TDR loans at June 30, 2011 and December 31, 2010, respectively. Loans 90 days or more past due and still accruing totaled $2 million at both June 30, 2011 and December 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

The following table presents nonaccrual loans as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(Dollars in millions)	2011	2010

Commercial and industrial	$110	$115
Commercial mortgage	230	329
Construction	47	140

Total commercial portfolio	387	584

Residential mortgage	242	243
Home equity and other consumer loans	23	22

Total consumer portfolio	265	265

Total nonaccrual loans, excluding FDIC covered loans	652	849
FDIC covered loans	72	116

Total nonaccrual loans	$724	$965

Troubled debt restructured loans that continue to accrue interest	$82	$22

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$184	$198

The following table provides a summary of total TDRs, which include those that are on nonaccrual status and those that continue to accrue interest, as of June 30, 2011 and December 31, 2010.

	June 30	December 31,
(Dollars in millions)	2011	2010

Commercial and industrial	$20	$30
Commercial mortgage	140	111

Total commercial portfolio	160	141

Residential mortgage	103	79
Home equity and other consumer loans	2	—

Total consumer portfolio	105	79

FDIC covered loans	1	—

Total troubled debt restructured loans	$266	$220

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

The following table shows an aging of the balance of loans held for investment by class as of June 30, 2011 and December 31, 2010.

	June 30, 2011
						90 days or
	Aging Analysis of Loans					more
		30 to 89	90 days or			past due
		days past	more past	Total past		and still
(Dollars in millions)	Current	due	due	due	Total	accruing(1)

Commercial and industrial	$16,524	$22	$9	$31	$16,555	$2
Commercial mortgage	7,591	83	55	138	7,729	—
Construction	1,042	8	5	13	1,055	—

Total commercial portfolio	25,157	113	69	182	25,339	2

Residential mortgage	18,258	152	200	352	18,610	—
Home equity and other consumer loans	3,728	23	18	41	3,769	—

Total consumer portfolio	21,986	175	218	393	22,379	—

Total loans held for investment, excluding FDIC covered loans	$47,143	$288	$287	$575	$47,718	$2

(1)	Excludes loans totaling $251 million that were 90 days or more past due and still accruing, which consist of FDIC covered loans accounted for in accordance with accounting standards for purchased credit-impaired loans.

	December 31, 2010
						90 days or
	Aging Analysis of Loans					more
		30 to 89	90 days or			past due
		days past	more past	Total past		and still
(Dollars in millions)	Current	due	due	due	Total	accruing(1)

Commercial and industrial	$15,866	$22	$31	$53	$15,919	$2
Commercial mortgage	7,695	71	50	121	7,816	—
Construction	1,378	41	41	82	1,460	—

Total commercial portfolio	24,939	134	122	256	25,195	2

Residential mortgage	17,181	148	202	350	17,531	—
Home equity and other consumer loans	3,819	20	19	39	3,858	—

Total consumer portfolio	21,000	168	221	389	21,389	—

Total loans held for investment, excluding FDIC covered loans	$45,939	$302	$343	$645	$46,584	$2

(1)	Excludes loans totaling $312 million that were 90 days or more past due and still accruing, which consist of FDIC covered loans accounted for in accordance with accounting standards for purchased credit-impaired loans.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

Credit Quality Indicators

Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 4 to the consolidated financial statements in the Company’s 2010 Form 10-K.

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $1.2 billion and $1.5 billion covered by FDIC loss share agreements, at June 30, 2011 and December 31, 2010, respectively. Amounts also exclude $568 million and $635 million at June 30, 2011 and December 31, 2010, respectively, of small business loans, which are monitored by business credit score and delinquency status; unamortized nonrefundable loan fees; and related direct loan origination costs.

	June 30, 2011
	Commercial		Commercial
(Dollars in millions)	and industrial	Construction	mortgage	Total

Pass	$14,989	$761	$6,351	$22,101
Criticized	928	327	1,293	2,548

Total	$15,917	$1,088	$7,644	$24,649

	December 31, 2010
	Commercial		Commercial
(Dollars in millions)	and industrial	Construction	mortgage	Total

Pass	$13,982	$902	$6,205	$21,089
Criticized	1,235	623	1,526	3,384

Total	$15,217	$1,525	$7,731	$24,473

The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $100 million and $122 million of loans covered by FDIC loss share agreements, at June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total

Residential mortgage	$18,368	$242	$18,610
Home equity and other consumer loans	3,746	23	3,769

Total consumer portfolio	$22,114	$265	$22,379

	December 31, 2010
(Dollars in millions)	Accrual	Nonaccrual	Total

Residential mortgage	$17,288	$243	$17,531
Home equity and other consumer loans	3,836	22	3,858

Total consumer portfolio	$21,124	$265	$21,389

The Company also monitors the credit quality for substantially all of its consumer portfolio segment using the credit score provided by Fair Isaacs Corporation (FICO). FICO credit scores are refreshed at least on a

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

quarterly basis to monitor the quality of the portfolio. The following table summarizes the loans in the consumer portfolio segment monitored for credit quality based on refreshed FICO scores at June 30, 2011, excluding loans serviced by third-party service providers and loans covered by FDIC loss share agreements, as discussed above. Amounts also exclude unamortized nonrefundable loan fees, related direct loan origination costs and the Company’s privatization adjustments.

	June 30, 2011
		Home equity and other		Percentage of
(Dollars in millions)	Residential mortgage	consumer loans	Total	total

FICO scores:
720 and above	$14,185	$2,646	$16,831	77%
Below 720	3,774	993	4,767	21
No FICO available(1)	274	77	351	2

Total	$18,233	$3,716	$21,949	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Loan Impairment

The Company’s impaired loans generally include larger commercial and industrial, construction, commercial mortgage, and TDRs where it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

The following tables show information about impaired loans by class as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Recorded Investment			Allowance		Unpaid principal balance
	With an	Without an		impaired for	Average	With an	Without an
(Dollars in millions)	allowance	allowance	Total	loans	balance	allowance	allowance

Commercial and industrial	$104	$7	$111	$21	$135	$114	$50
Commercial mortgage	118	103	221	13	251	143	135
Construction	23	—	23	1	77	28	—

Total commercial portfolio	245	110	355	35	463	285	185

Residential mortgage	103	—	103	8	94	103	—
Home equity and other consumer loans	2	—	2	1	1	2	—

Total consumer portfolio	105	—	105	9	95	105	—

Total, excluding FDIC covered loans	350	110	460	44	558	$390	185
FDIC covered loans	2	15	17	1	21	1	26

Total	$352	$125	$477	$45	$579	$391	$211

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5—	Loans and Allowance for Loan Losses —(Continued)

	December 31, 2010
	Recorded Investment			Allowance		Unpaid principal balance
	With an	Without an		impaired for	Average	With an	Without an
(Dollars in millions)	allowance	allowance	Total	loans	balance	allowance	allowance

Commercial and industrial	$110	$3	$113	$31	$210	$138	$10
Commercial mortgage	308	12	320	66	434	371	18
Construction	134	5	139	15	301	162	6

Total commercial portfolio	552	20	572	112	945	671	34

Residential mortgage	79	—	79	8	40	79	—

Total consumer portfolio	79	—	79	8	40	79	—

Total, excluding FDIC covered loans	631	20	651	120	985	$750	34
FDIC covered loans	1	25	26	—	5	11	45

Total	$632	$45	$677	$120	$990	$761	$79

Interest income recognized for impaired loans during the second quarter of 2011 for the commercial, consumer and FDIC covered loan portfolio segments were $0.7 million, $1.2 million and $0.3 million, respectively. Interest income recognized for impaired loans during the first half of 2011 for the commercial, consumer and FDIC covered loan portfolio segments were $1.2 million, $2.2 million and $0.5 million, respectively.

The Company transferred $168 million of loans from held for investment to held for sale and sold $142 million in loans during the first half of 2011.

Note 6—	Variable Interest Entities, Private Capital and Other Investments

The Company is involved in various structures that are considered to be VIEs. Generally, a VIE is a corporation, partnership, trust or any other legal structure that has equity investors that: 1) do not have sufficient equity at risk for the entity to independently finance its activities; 2) lack the power to direct the activities that significantly impact the entity’s economic success; and/or 3) do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. The Company’s investments in VIEs primarily consist of equity investments in low income housing credit (LIHC) structures and renewable energy projects, which are designed to generate a return primarily through the realization of federal tax credits, and private capital investments. For further information related to the Company’s consolidated VIEs and those that were not consolidated, see Note 7 to the consolidated financial statements in the Company’s 2010 Form 10-K.

Consolidated VIEs

At June 30, 2011, assets of $296 million and liabilities of $10 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6—	Variable Interest Entities, Private Capital and Other Investments —(Continued)

For the three months and six months ended June 30, 2011, the Company recorded $6 million and $12 million of expenses related to its consolidated VIEs, respectively. For the three months and six months ended June 30, 2010, the Company recorded $6 million and $11 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income.

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at June 30, 2011. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying value of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	June 30, 2011
			Maximum
	Total	Total	Exposure to
(Dollars in millions)	Assets	Liabilities	Loss

LIHC investments	$518	$24	$681
Renewable energy investments	297	—	297
Private capital investments	123	—	186

Total unconsolidated VIEs	$938	$24	$1,164

Private Capital and Other Investments

The following table shows the balances of private capital and other investments as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(Dollars in millions)	2011	2010

Private capital and other investments:
Renewable energy investments	$297	$300
Consolidated VIEs	272	283
LIHC investments—unguaranteed	341	316
LIHC investments—guaranteed	179	157
Private capital investments—cost basis	89	85
Private capital investments—equity method	46	40

Total private capital and other investments	$1,224	$1,181

The Company evaluates these investments periodically for other-than-temporary impairment. During the first half of 2011, the Company did not record any impairment related to these investments. For further information on the Company’s private capital and other investments, see Note 8 to the consolidated financial statements in the Company’s 2010 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7—	Employee Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010.

					Superannuation,
	Pension Benefits		Other Benefits		SERP (1) and ESBP (2)
	For the Three Months		For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Components of net periodic benefit cost:
Service tost	$15	$13	$3	$2	$1	$1
Interest cost	25	23	3	3	1	1
Expected return on plan assets	(36)	(36)	(3)	(3)	—	—
Amortization of transition amount	—	—	—	1	—	—
Recognized net actuarial loss	12	4	1	2	—	—

Total net periodic benefit cost	$16	$4	$4	$5	$2	$2

					Superannuation,
	Pension Benefits		Other Benefits		SERP (1) and ESBP (2)
	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Components of net periodic benefit cost:
Service cost	$29	$25	$6	$5	$1	$1
Interest cost	49	45	6	6	2	2
Expected return on plan assets	(73)	(72)	(6)	(6)	—	—
Amortization of transition amount	—	—	—	1	—	—
Recognized net actuarial loss	22	7	3	3	—	—

Total net periodic benefit cost	$27	$5	$9	$9	$3	$3

(1)	Supplemental Executives Retirement Plan (SERP)

(2)	Executive Supplemental Benefit Plans (ESBP)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8—	Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

	June 30,	December 31,
(Dollars in millions)	2011	2010

Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.15% at June 30, 2011 and December 31, 2010	$387	$170
Commercial paper, with weighted average interest rates of 0.19% and 0.22% at June 30, 2011 and December 31, 2010, respectively	1,497	745
Other borrowed funds:
Term federal funds purchased, with weighted average interest rates of 0.20% and 0.28% at June 30, 2011 and December 31, 2010, respectively	348	335
Federal Home Loan Bank advances with a weighted average interest rate of 0.16% at June 30, 2011	500	—
All other borrowed funds, with weighted average interest rates of 0.36% and 1.20% at June 30, 2011 and December 31, 2010, respectively	106	106

Total commercial paper and other short-term borrowings	$2,838	$1,356

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—	Long-Term Debt

The following is a summary of the Company’s long-term debt:

	June 30,	December 31,
(Dollars in millions)	2011	2010

Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from December 2011 to February 2016. These notes bear a combined weighted-average rate of 1.79% at June 30, 2011 and 1.72% at December 31, 2010	$4,000	$3,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% at December 31, 2010	—	500
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.45% at June 30, 2011 and 0.50% at December 31, 2010	500	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.20% at June 30, 2011	300	—
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.0% notes due June 2016	698	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.25% notes due December 2013	417	422
Fixed rate 5.95% notes due May 2016	747	756
Junior subordinated debt payable to subsidiary grantor trust:
Fixed rate 10.875% notes due March 2030	—	10
Fixed rate 10.60% notes due September 2030	—	3

Total long-term debt	$7,069	$5,598

Senior Debt

On June 6, 2011, the Bank issued $300 million in aggregate principal amount of Senior Floating Rate Notes due 2014 (2014 Notes). The 2014 Notes were issued at par and bear interest at a rate equal to three-month LIBOR plus 0.95 percent per annum and will mature on June 6, 2014. Interest payments are due on the 6th of March, June, September and December of each year, with the first interest payment on September 6, 2011.

On June 6, 2011, the Bank also issued $700 million in aggregate principal amount of 3.00 percent Senior Bank Notes due 2016 (2016 Notes). The 2016 Notes were issued to purchasers at a price of 99.733 percent, resulting in proceeds to the Bank, after dealer discount, of $698 million. The 2016 Notes bear interest of 3.00 percent per annum payable on the 6th of June and December of each year, with the first interest payment on December 6, 2011. These notes mature on June 6, 2016.

Both the 2014 Notes and 2016 Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The net proceeds from the sale of these notes will be used by the Bank for general corporate purposes in the ordinary course of its business. These notes were issued as part of a $4 billion Bank note program under which the Bank may issue, from time to time, senior

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9—	Long-Term Debt —(Continued)

unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing these notes, there was $1.2 billion available for issuance under the program at June 30, 2011.

Note 10—	Fair Value Measurement and Fair Value of Financial Instruments

Valuation Methodologies

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as interest rates, yield curves, foreign exchange rates, commodity prices, volatilities and credit curves. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company’s creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 17 to the consolidated financial statements in the Company’s 2010 Form 10-K.

Fair Value Hierarchy

In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by US GAAP. This hierarchy is based on the quality and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 17 to the consolidated financial statements in the Company’s 2010 Form 10-K.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—	Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, by major category and by valuation hierarchy level.

	June 30, 2011
				Netting	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	Adjustment(1)	Value

Assets
Trading account assets:
U.S. Treasury	$1	$—	$—	$—	$1
U.S. government sponsored agencies	110	—	—	—	110
State and municipal	—	62	—	—	62
Commercial paper	—	10	—	—	10
Foreign exchange derivative contracts	1	40	—	(16)	25
Commodity derivative contracts	—	238	—	(136)	102
Interest rate derivative contracts	—	595	—	(84)	511
Equity derivative contracts	—	77	—	—	77

Total trading account assets	112	1,022	—	(236)	898
Securities available for sale:
U.S. government sponsored agencies	5,102	—	—	—	5,102
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	11,144	—	—	11,144
Privately issued	—	854	—	—	854
Commercial mortgage-backed securities	—	486	—	—	486
Asset-backed securities	—	301	—	—	301
Other debt securities	—	144	47	—	191
Equity securities	19	—	1	—	20

Total securities available for sale	5,121	12,929	48	—	18,098
Other assets:
Interest rate hedging contracts	—	2	—	(2)	—

Total other assets	—	2	—	(2)	—

Total assets	$5,233	$13,953	$48	$(238)	$18,996

Percentage of Total	28%	73%	—	(1)%	100%
Percentage of Total Company Assets	7%	17%	—	—	24%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$43	$—	$(7)	$37
Commodity derivative contracts	—	229	—	(56)	173
Interest rate derivative contracts	5	540	—	(173)	372
Equity derivative contracts	—	77	—	—	77
Other derivative contracts	—	—	8	—	8
Securities sold, not yet purchased	63	—	—	—	63

Total trading account liabilities	69	889	8	(236)	730
Other liabilities	—	4	41	(1)	44

Total liabilities	$69	$893	$49	$(237)	$774

Percentage of Total	9%	116%	6%	(31)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—	Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2010
				Netting	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	Adjustment(1)	Value

Assets
Trading account assets:
U.S. Treasury	$43	$—	$—	$—	$43
U.S. government sponsored agencies	68	—	—	—	68
State and municipal	—	42	—	—	42
Commercial paper	—	34	—	—	34
Foreign exchange derivative contracts	1	42	—	(10)	33
Commodity derivative contracts	—	234	—	(58)	176
Interest rate derivative contracts	3	593	—	(42)	554
Equity derivative contracts	—	50	—	(1)	49

Total trading account assets	115	995	—	(111)	999
Securities available for sale:
U.S. Treasury	150	—	—	—	150
U.S. government sponsored agencies	6,764	—	—	—	6,764
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	12,756	—	—	12,756
Privately issued	—	682	—	—	682
Commercial mortgage-backed securities	—	2	—	—	2
Asset-backed securities	—	240	—	—	240
Other debt securities		150	7		157
Equity securities	39	—	1	—	40

Total securities available for sale	6,953	13,830	8	—	20,791
Other assets:
Interest rate hedging contracts	—	21	—	(2)	19

Total other assets	—	21	—	(2)	19

Total assets	$7,068	$14,846	$8	$(113)	$21,809

Percentage of Total	33%	68%	—	(1)%	100%
Percentage of Total Company Assets	9%	19%	—	—	28%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$48	$—	$(13)	$36
Commodity derivative contracts	—	233	—	(51)	182
Interest rate derivative contracts	—	551	—	(60)	491
Equity derivative contracts	—	50	—	—	50
Other derivative contracts	—	—	14	—	14
Securities sold, not yet purchased	1	—	—	—	1

Total trading account liabilities	2	882	14	(124)	774
Other liabilities	—	—	36		36

Total liabilities	$2	$882	$50	$(124)	$810

Percentage of Total	—	109%	6%	(15)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010. Level 3 available for sale securities at June 30, 2011 and 2010 primarily consist of tax

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—	Fair Value Measurement and Fair Value of Financial Instruments (Continued)

exempt community development bonds. There were no transfers in (out) of Level 1, 2, and 3 during the first half of 2011.

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Securities			Securities
	Available for	Trading	Other	Available for	Other
(Dollars in millions)	Sale	Liabilities	Liabilities	Sale	Liabilities

Asset (liability) balance, beginning of period	$49	$(10)	$(47)	$8	$—
Total gains (losses) (realized/unrealized):
Included in income before taxes	—	2	6	—	—
Included in other comprehensive income	(1)	—	—	—	—
Purchases/additions	—	—	—	1	(42)
Sales	—	—	—	—	—

Asset (liability) balance, end of period	$48	$(8)	$(41)	$9	$(42)

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$—	$(2)	$(6)	$—	$—

	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Securities			Securities
	Available for	Trading	Other	Available for	Other
(Dollars in millions)	Sale	Liabilities	Liabilities	Sale	Liabilities

Asset (liability) balance, beginning of period	$8	$(14)	$(36)	$7	$—
Total gains (losses) (realized/unrealized):
Included in income before taxes	—	6	(5)	—	—
Included in other comprehensive income	(1)	—	—	—	—
Purchases/additions	42	—	—	2	(42)
Sales	(1)	—	—	—	—

Asset (liability) balance, end of period	$48	$(8)	$(41)	$9	$(42)

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$—	$(6)	$5	$—	$—

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first halves of 2011 and 2010 that were still held on the consolidated balance sheet as of the respective periods ended, the following

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—	Fair Value Measurement and Fair Value of Financial Instruments (Continued)

tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

					Loss for the	Loss for the
	June 30, 2011				Three Months Ended	Six Months Ended
	Carrying				June 30,	June 30,
(Dollars in millions)	Value	Level 1	Level 2	Level 3	2011	2011

Loans:
Impaired loans	$254	$—	$—	$254	$(5)	$(51)
Other assets:
OREO	103	—	—	103	(9)	(19)

Total	$357	$—	$—	$357	$(14)	$(70)

					Loss for the	Loss for the
	June 30, 2010				Three Months Ended	Six Months Ended
	Carrying				June 30,	June 30,
(Dollars in millions)	Value	Level 1	Level 2	Level 3	2010	2010

Loans:
Impaired loans	$662	$—	$—	$662	$(9)	$(24)
Other assets:
OREO	35	—	—	35	(1)	(2)
Private equity investments	10	—	—	10	(2)	(4)

Total	$707	$—	$—	$707	$(12)	$(30)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

Other assets consist of private equity investments, and OREO that was measured at the lower of cost or fair value, net of cost of disposal. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was estimated using net asset value.

Fair Value of Financial Instruments Disclosures

In addition to financial instruments recorded at fair value in the Company’s financial statements, the disclosure of the estimated fair value of financial instruments that are not carried at fair value is also required. Excluded from this disclosure requirement are lease financing arrangements, investments accounted for under the equity method, employee pension and other postretirement obligations and all nonfinancial assets and liabilities, including goodwill and other intangible assets such as long-term customer relationships. The fair values presented are estimates for certain individual financial instruments and do not represent an estimate of the fair value of the Company as a whole.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10—	Fair Value Measurement and Fair Value of Financial Instruments (Continued)

deposits, interest bearing checking, and market rate and other savings are deemed to equal their carrying values. For further information on methodologies for approximating fair values, see Note 17 to the consolidated financial statements in the Company’s 2010 Form 10-K.

The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Assets
Securities held to maturity	$1,332	$1,610	$1,323	$1,560
Loans held for investment, net of allowance for loan losses(1)	47,447	47,626	46,164	46,231
FDIC indemnification asset	650	551	783	750
Liabilities
Interest bearing deposits	39,473	39,643	43,611	43,610
Commercial paper and other short-term borrowings	2,838	2,838	1,356	1,356
Long-term debt	7,069	7,211	5,598	5,669

(1)	Excludes lease financing, net of related allowance.

Off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are excluded from the above table. These instruments generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This estimate totaled $266 million and $298 million at June 30, 2011 and December 31, 2010, respectively.

Note 11—	Derivative Instruments and Other Financial Instruments Used For Hedging

The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company’s operating results due to market fluctuations in currency rates, interest rates or commodity prices.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of June 30, 2011 and December 31, 2010. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	June 30, 2011
		Asset Derivatives		Liability Derivatives
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
(Dollars in millions)	Amount	Location	Value	Location	Value

Total derivatives designated as hedging instruments:
Interest rate contracts	$5,150	Other assets	$2	Other liabilities	$4

Derivatives not designated as hedging instruments:
Interest rate contracts	$30,414	Trading account assets	$595	Trading account liabilities	$545
Commodity contracts	4,916	Trading account assets	238	Trading account liabilities	229
Foreign exchange contracts	3,776	Trading account assets	41	Trading account liabilities	44
Equity contracts	2,144	Trading account assets	77	Trading account liabilities	77
Other contracts	60		—	Trading account liabilities	8

Total derivatives not designated as hedging instruments	$41,310		$951		$903

Total derivative instruments	$46,460		$953		$907

	December 31, 2010
		Asset Derivatives		Liability Derivatives
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
(Dollars in millions)	Amount	Location	Value	Location	Value

Total derivatives designated as hedging instruments:
Interest rate contracts	$5,500	Other assets	$21	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$28,820	Trading account assets	$596	Trading account liabilities	$551
Commodity contracts	4,679	Trading account assets	234	Trading account liabilities	233
Foreign exchange contracts	3,011	Trading account assets	43	Trading account liabilities	49
Equity contracts	1,313	Trading account assets	50	Trading account liabilities	50
Other contracts	60		—	Trading account liabilities	14

Total derivatives not designated as hedging instruments	$37,883		$923		$897

Total derivative instruments	$43,383		$944		$897

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company’s credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At June 30, 2011, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $11.4 million. At June 30, 2011, the Company had not pledged any collateral to secure these obligations. If all of the credit-

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

risk-related contingent features underlying these agreements had been triggered on June 30, 2011, the Company would have been required to provide collateral of $11.4 million to settle these contracts.

Derivatives Used in Asset and Liability Management

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. The following describes the significant hedging strategies of the Company.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At June 30, 2011, the weighted average remaining life of the currently active cash flow hedges was approximately 1.9 years.

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

The Company used purchased interest rate caps with a notional amount of $1.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used interest rate swaps with a notional amount of $1.2 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received (or paid) under the swap contract offset fluctuations in borrowing interest expense caused by changes in the relevant LIBOR index.

The Company used purchased interest rate caps with a notional amount of $3.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate component of forecasted issuances of short-term, fixed rate certificates of deposit (CDs). Net payments to be received under the cap contract offset increases in interest expense if the relevant LIBOR index rises above the cap’s strike rate.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness and any non qualifying hedge components are recognized in noninterest expense in the period in which they arise. At June 30, 2011, the Company expects to reclassify approximately $8.4 million of net losses from accumulated other comprehensive income to net interest income during the twelve months ending June 30, 2012. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2011.

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2011 and 2010.

	Amount of Gain or					Gain or (Loss) Recognized in
	(Loss) Recognized in					Income on Derivative
	OCI on Derivative		Gain or (Loss) Reclassified			Instruments (Ineffective
	Instruments		from Accumulated OCI			Portion and Amount Excluded
	(Effective Portion)		into Income (Effective Portion)			from Effectiveness Testing)
	For the Three Months			For the Three Months			For the Three Months
	Ended June 30,			Ended June 30,			Ended June 30,
(Dollars in millions)	2011	2010	Location	2011	2010	Location	2011	2010

Derivatives in cash flow hedging relationships
			Interest income	$(3)	$17
Interest rate contracts	$(12)	$(13)	Interest expense	(1)	—	Noninterest expense(1)	$—	$—

Total	$(12)	$(13)		$(4)	$17		$—	$—

	Amount of Gain or					Gain or (Loss) Recognized in
	(Loss) Recognized in					Income on Derivative
	OCI on Derivative		Gain or (Loss) Reclassified			Instruments (Ineffective
	Instruments		from Accumulated OCI			Portion and Amount Excluded
	(Effective Portion)		into Income (Effective Portion)			from Effectiveness Testing)
	For the Six Months			For the Six Months			For the Six Months
	Ended June 30,			Ended June 30,			Ended June 30,
(Dollars in millions)	2011	2010	Location	2011	2010	Location	2011	2010

Derivatives in cash flow hedging relationships
			Interest income	$(4)	$37
Interest rate contracts	$(7)	$(15)	Interest expense	(2)	—	Noninterest expense(1)	$—	$—

Total	$(7)	$(15)		$(6)	$37		$—	$—

(1)	Amounts recognized were less than $1 million.

Trading Derivatives

Derivative instruments classified as trading include both derivatives entered into for the Company’s own account and as an accommodation for customers. Trading derivatives are included in trading assets or trading liabilities with changes in fair value reflected in income from trading account activities. The majority of the Company’s derivative transactions for customers were essentially offset by contracts with third parties that reduce or eliminate market risk exposures.

The Company offers market-linked certificates of deposit, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a perfectly matched

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

over-the-counter option. Both the embedded derivative and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

The following table presents the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading for the three and six months ended June 30, 2011 and 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Three Months Ended		For the Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	Location	2011	2010	2011	2010

Trading Derivatives:
Interest rate contracts	Trading account activities	$8	$5	$19	$8
Equity contracts	Trading account activities	5	3	13	6
Foreign exchange contracts	Trading account activities	7	8	13	17
Commodity contracts	Trading account activities	3	3	2	5
Other contracts	Trading account activities	2	—	6	—

Total		$25	$19	$53	$36

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—	Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive income (loss) and the related tax effect of the change allocated to each component.

	Before
	Tax	Tax	Net of
(Dollars in millions)	Amount	Effect	Tax

For the Six Months Ended June 30, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(15)	$6	$(9)
Less: accretion of fair value adjustment	2	(1)	1
Less: reclassification adjustment for net gains on hedges included in net income	(39)	15	(24)

Net change in unrealized gains on hedges	(52)	20	(32)

Securities:
Unrealized holding gains arising during the period on securities available for sale	285	(112)	173
Reclassification adjustment for net gains on securities available for sale included in net income	(61)	24	(37)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Less: accretion of fair value adjustment on held-to-maturity securities	(13)	5	(8)
Less: accretion of net unrealized losses on held to maturity securities	45	(17)	28

Net change in unrealized losses on securities	255	(100)	155

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	10	(3)	7

Net change in pension and other benefits	11	(3)	8

Net change in accumulated other comprehensive loss	$214	$(83)	$131

For the Six Months Ended June 30, 2011:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(7)	$3	$(4)
Less: reclassification adjustment for net losses on hedges included in net income	6	(2)	4

Net change in unrealized losses on hedges	(1)	1	—

Securities:
Unrealized holding gains arising during the period on securities available for sale	92	(36)	56
Reclassification adjustment for net gains on securities available for sale included in net income	(57)	22	(35)
Less: accretion of fair value adjustment on securities available for sale	(4)	1	(3)
Less: accretion of fair value adjustment on held to maturity securities	(14)	6	(8)
Less: accretion of net unrealized losses on held to maturity securities	52	(20)	32

Net change in unrealized losses on securities	69	(27)	42

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	25	(10)	15
Pension and other benefits	9	(4)	5

Net change in pension and other benefits	35	(14)	21

Net change in accumulated other comprehensive loss	$105	$(41)	$64

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12—	Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in accumulated other comprehensive income (loss) balances.

	Net
	Unrealized
	Gains (Losses)	Net	Foreign	Pension	Accumulated
	on Cash	Unrealized	Currency	and Other	Other
	Flow	Gains (Losses)	Translation	Benefits	Comprehensive
(Dollars in millions)	Hedges	on Securities	Adjustment	Adjustment	Loss

Balance, December 31, 2009	$19	$(296)	$—	$(374)	$(651)
Change during the period	(32)	155	—	8	131

Balance, June 30, 2010	$(13)	$(141)	$—	$(366)	$(520)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	—	42	1	21	64

Balance, June 30, 2011	$(21)	$(196)	$2	$(398)	$(613)

Note 13—	Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments.

June 30,
(Dollars in millions)	2011

Commitments to extend credit	$23,394
Standby letters of credit	5,362
Commercial letters of credit	64
Commitments to fund principal investments	63
Commitments to fund LIHC investments	164
Commitments to fund CLO securities	14

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2011, the carrying value of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13—	Commitments, Contingencies and Guarantees (Continued)

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of June 30, 2011, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $193 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At June 30, 2011, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 6 to these consolidated financial statements.

The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of June 30, 2011, we had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.5 billion at June 30, 2011 and the market value of the associated collateral was $1.6 billion. As of June 30, 2011, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2011, the current exposure to loss under these contracts totaled $19 million, and the maximum potential exposure to loss in the future was estimated at $26 million.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13—	Commitments, Contingencies and Guarantees (Continued)

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. Liabilities for losses from legal actions are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. Management believes that the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial condition, operating results or liquidity.

Note 14—	Business Segments

The Company has three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in “Other.” The Company has two reportable business segments: Retail Banking and Corporate Banking.

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

“Other” is comprised of certain non-bank subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the risk-adjusted return on capital (RAROC) expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S., Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios.

The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•	A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2011, the Company refined its transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14—	Business Segments (Continued)

•	An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on a predetermined percentage of usage.

•	A RAROC methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. In addition, the attribution of economic capital is related to unexpected losses arising from credit and operational risks and, to a lesser extent, market risk. As a result of the methodology used in the RAROC model to calculate expected losses, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

The Company reflects a “market view” perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in “Reconciling Items.”

The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing methodology that have occurred.

	Retail Banking		Corporate Banking
	As of and For the		As of and for the
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$275	$246	$308	$304
Noninterest income (expense)	72	74	155	143

Total revenue	347	320	463	447
Noninterest expense (income)	267	231	249	239
Credit expense (income)	7	7	49	73

Income (loss) before income taxes and including noncontrolling interests	73	82	165	135
Income tax expense (benefit)	29	32	38	29

Net income (loss) including noncontrolling interests	44	50	127	106
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$44	$50	$127	$106

Total assets, end of period—Market View (dollars in millions):	$24,266	$22,989	$30,724	$30,974

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14—	Business Segments (Continued)

	Other		Reconciling Items
	As of and For the		As of and For the
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$51	$64	$(20)	$(13)
Noninterest income (expense)	33	45	(20)	(18)

Total revenue	84	109	(40)	(31)
Noninterest expense (income)	77	128	(15)	(14)
Credit expense (income)	(150)	(36)	—	—

Income (loss) before income taxes and including noncontrolling interests	157	17	(25)	(17)
Income tax expense (benefit)	74	13	(10)	(7)

Net income (loss) including noncontrolling interests	83	4	(15)	(10)
Deduct: Net loss from noncontrolling interests	3	4	—	—

Net income (loss) attributable to UNBC	$86	$8	$(15)	$(10)

Total assets, end of period—Market View (dollars in millions):	$27,234	$32,285	$(2,131)	$(1,938)

	UnionBanCal
	Corporation
	As of and For the
	Three Months Ended June 30,
	2011	2010

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$614	$601
Noninterest income (expense)	240	244

Total revenue	854	845
Noninterest expense (income)	578	584
Credit expense (income)	(94)	44

Income (loss) before income taxes and including noncontrolling interests	370	217
Income tax expense (benefit)	131	67

Net income (loss) including noncontrolling interests	239	150
Deduct: Net loss from noncontrolling interests	3	4

Net income (loss) attributable to UNBC	$242	$154

Total assets, end of period—Market View (dollars in millions):	$80,093	$84,310

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14—	Business Segments (Continued)

	Retail Banking		Corporate Banking
	As of and For the		As of and For the
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Results of operations — Market View (dollars in millions):
Net interest income (expense)	$540	$474	$615	$599
Noninterest income (expense)	137	140	285	258

Total revenue	677	614	900	857
Noninterest expense (income)	529	447	478	474
Credit expense (income)	13	13	101	151

Income (loss) before income taxes and including noncontrolling interests	135	154	321	232
Income tax expense (benefit)	53	60	75	44

Net income (loss) including noncontrolling interests	82	94	246	188
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$82	$94	$246	$188

Total assets, end of period — Market View (dollars in millions):	$24,266	$22,989	$30,724	$30,974

	Other		Reconciling Items
	As of and For the		As of and For the
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Results of operations — Market View (dollars in millions):
Net interest income (expense)	$114	$133	$(37)	$(31)
Noninterest income (expense)	94	89	(36)	(33)

Total revenue	208	222	(73)	(64)
Noninterest expense (income)	213	213	(27)	(25)
Credit expense (income)	(310)	50	—	—

Income (loss) before income taxes and including noncontrolling interests	305	(41)	(46)	(39)
Income tax expense (benefit)	135	(7)	(18)	(15)

Net income (loss) including noncontrolling interests	170	(34)	(28)	(24)
Deduct: Net loss from noncontrolling interests	7	7	—	—

Net income (loss) attributable to UNBC	$177	$(27)	$(28)	$(24)

Total assets, end of period — Market View (dollars in millions):	$27,234	$32,285	$(2,131)	$(1,938)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14—	Business Segments (Continued)

	UnionBanCal
	Corporation
	As of and For the
	Six Months Ended June 30,
	2011	2010

Results of operations — Market View (dollars in millions):
Net interest income (expense)	$1,232	$1,175
Noninterest income (expense)	480	454

Total revenue	1,712	1,629
Noninterest expense (income)	1,193	1,109
Credit expense (income)	(196)	214

Income (loss) before income taxes and including noncontrolling interests	715	306
Income tax expense (benefit)	245	82

Net income (loss) including noncontrolling interests	470	224
Deduct: Net loss from noncontrolling interests	7	7

Net income (loss) attributable to UNBC	$477	$231

Total assets, end of period — Market View (dollars in millions):	$80,093	$84,310

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Cynthia Larsen v. Union Bank, N.A.:  This class action was filed on July 15, 2009 by Union Bank customer Cynthia Larsen. In October 2009, the action was transferred from the Northern District of California to the Multidistrict Litigation action (MDL) in the Southern District of Florida. Omnibus motions to dismiss the complaints in many of the suits included in the MDL, including Larsen, were denied on March 12, 2010. Plaintiffs allege that, by posting charges to their demand deposit accounts in order from highest to lowest amount, the Bank charged them more overdraft fees than it would have charged them had the Bank posted items to their accounts in chronological order.

Plaintiffs’ complaint asserts common-law causes of action for breach of contract and breach of duty of an implied duty of good faith, unconscionability, conversion, unjust enrichment and violation of California Business & Professions Code section 17200 et seq. Plaintiffs seek unspecified damages, return or refund of all improper overdraft fees, disgorgement of profits derived from the Bank’s alleged conduct, injunctive relief, and attorneys’ fees and costs. Plaintiffs represent a class of other Union Bank customers who were charged overdraft charges as a result of “re-sequencing” within the applicable statute of limitations period. In July of 2011, the court granted plaintiffs’ motion to bring the action as a class action. Union Bank intends to vigorously defend the case. Trial is currently scheduled for March 2012.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. In addition, we believe the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material adverse effect, either individually or in the aggregate, on our consolidated financial condition, operating results or liquidity.

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

Over the past three years, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and have presented challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments included a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures have been enacted and considered by the U.S. Congress. Refer to “Supervision and Regulation” in Item 1 of our 2010 Form 10-K for discussion of certain of these measures.

It cannot be predicted whether U.S. Governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. Government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would continue to present significant challenges for the U.S. banking and financial services industry and for our Company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as the U.S. Treasury’s Capital Purchase Program and may not qualify for participation in future federal programs.

Recently, certain sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally. Further, European bank regulators announced in 2010 findings from capital stress tests on many European banks and recently conducted additional stress tests. Published results of these “stress tests” show that only eight European banks out of some 90 banks tested failed their tests. However, doubts about the transparency and robustness of these stress tests and continued concerns regarding significant economic weaknesses in the European Union and, in particular, Greece, Italy, Ireland, Portugal and Spain, continue to erode confidence in European financial markets. In July 2011, leaders of the major countries in the European Union announced a support plan for Greece involving the creation of a credit facility for Greece of some $157 billion and a voluntary exchange of Greek sovereign debt held by private creditors for longer term obligations at reduced interest rates. Ireland and Portugal, both receiving aid from the European Union, will enjoy reduced interest rates on their sovereign debt. There can be no assurance that these measures will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties.

The challenges to the level of economic activity in the U.S. and therefore to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated that its outlook on the long-term rating remained negative. At the present time, the other two major U.S. credit rating agencies have not lowered their credit rating on the U.S.; however, one of them has stated that its outlook is negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. Any such developments could also generate further economic uncertainties and challenges which could have adverse affects on the prospects of the banking industry in the U.S.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size, we will likely be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, may be subject to additional regulations. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

On February 11, 2011, the U.S. Treasury released a White Paper addressing possible solutions to the current problems with Government Sponsored Entities Fannie Mae and Freddie Mac (GSEs). The Treasury White Paper presents three possible long-term options to wind down the GSEs, reform the mortgage market and better target government support of affordable housing. While the specific nature of the reform and its impact on the financial services industry in general, and on Union Bank in particular, is unclear at this time, such reform, if enacted, is likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reform could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including Union Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand which could have an adverse impact on our residential mortgage lending business.

President Obama’s proposed 2012 U.S. budget included a “Financial Crisis Responsibility Fee” that would apply to banks with greater than $50 billion in assets. This fee is intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury’s Troubled Asset Relief Program (TARP). Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, it appears that we would be subject to this fee. Therefore, our costs will likely increase if this fee is enacted.

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. Current U.S. regulatory leverage ratio requirements are more stringent than those proposed by Basel III, which will be further assessed prior to finalization. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Item 1 of our 2010 Form 10-K for additional information regarding the Basel Committee capital standards.

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

Refer to “Supervision and Regulation” in Item 1 of our 2010 Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers and decrease our revenue from other customers

Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crisis, in 2009, legislation was proposed to allow mortgage loan “cram-downs,” which would empower courts to modify the terms of mortgage and home equity loans including to reduce the principal amounts to reflect lower underlying property values. Although this legislation has not moved forward at this time, legislation of this type could result in our writing down the value of our residential mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

Changes in federal rules have imposed new restrictions on banks’ abilities to charge overdraft services and interchange fees. Under the final rule, the maximum permissible interchange fee that a bank may receive will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. These restrictions are resulting in decreased revenues and increased compliance costs for the industry and Union Bank. See “Supervision and Regulation—Overdraft and Interchange Fees” in Item 1 of our 2010 Form 10-K for additional information.

In April 2011, new federal rules went into effect regulating residential mortgage broker compensation. Generally, such compensation must now be based solely on the loan amount and not on any loan terms. In addition, mortgage brokers must offer the borrower the lowest possible interest rate and fees for which they qualify and may not collect fees from both the bank and the borrower. Although these amendments do not apply to banks directly, they regulate the compensation that banks may pay to mortgage brokers and the types of transactions they may refer to banks. In addition, in April 2011, the Federal Reserve proposed further rules to prohibit banks from making a residential mortgage loan without regard to a borrower’s repayment ability. The proposed rule also would limit prepayment penalties and impose lengthened record retention requirements on banks making residential mortgage loans. If a bank violated the ability-to-pay requirement, a borrower could pursue broad legal remedies against the bank. We expect these recent and proposed amendments to increase our regulatory compliance and legal burdens and expenses and possibly negatively impact residential mortgage originations, either or both of which could have an adverse impact on our residential mortgage lending business.

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

The temporary upper limit of $729,750 for a residential mortgage loan that may be purchased by the government sponsored enterprises Fannie Mae and Freddie Mac is set to expire on September 30, 2011, with the high balance loan limit to be reduced to $625,500. This limit applies to high cost areas where the median home price exceeds the conforming loan limit, including many areas within our markets. This reduction could result in higher mortgage rates for borrowers purchasing homes that exceed the new limit, which, in turn, could reduce the pool of eligible buyers for high value homes, reduce mortgage originations and negatively impact the collateral value of homes in high cost areas. Any of these results could have an adverse impact on our residential mortgage lending business.

The mortgage industry is in the midst of unprecented change triggered by the significant economic downturn. Lawmakers are being urged to establish national servicing standards to protect borrowers and establish a common framework for response to residential mortgage customers, especially related to default and foreclosure. A recent legal settlement between the Attorneys General of ten states and the 14 largest U.S. residential mortgage loan servicers includes a number of business practice modifications which could significantly increase the costs of residential mortgage loan servicing. The OCC issued supervisory guidance to national banks, such as Union Bank, on this subject on June 30, 2011. This guidance on mortgage foreclosure activities was issued by the OCC in response to the April 2011 review of foreclosure processing at 14 federally regulated mortgage servicers by the federal banking regulators. This review found critical weaknesses in servicers’ foreclosure governance and documentation processes, and oversight and monitoring of third party vendors, and established new foreclosure management standards. These new standards address foreclosure management governance, suspension of foreclosure proceedings for successfully performing trial period modifications where the bank may do so under servicing contracts, enhanced documentation practices and improved oversight of third party vendors. The OCC also stated that detailed mortgage servicing requirements and guidance regarding broader issues related to working with troubled borrowers will be issued at a later date. The new guidance and any further increased standards and restrictions may impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending and have an adverse impact on our residential lending business.

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

Adverse California economic conditions could adversely affect our business

The government of the State of California currently faces economic and fiscal challenges, the long-term impact of which on the State’s economy cannot be predicted with any certainty. Economic conditions in California are subject to various challenges at this time, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. California continues to have a high unemployment rate, with reported figures of 11.8 percent in June 2011. Also, California markets have experienced among the worst property value declines in the U.S. Recently, California energy markets have experienced substantial increases in energy prices which, if such increases continue or intensify, could have negative consequences for the California economy. Additionally, California is a major trading partner with Japan which, earlier in 2011, experienced a severe earthquake, tsunami, leakage of radioactive materials from a nuclear power facility and electrical shortages in parts of the country. The long-term effect of such developments on businesses in California cannot be predicted at this time.

For the past several years, the State government of California has experienced budget shortfalls or deficits which have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. This challenging situation is likely to continue for the forseeable future. In addition, municipalities and other governmental units within California have been experiencing budgetary difficulties. Concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

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

The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations

Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG’s credit ratings or financial condition or prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. In February 2011, Moody’s Japan K.K. changed the outlook for the Government of Japan’s bond ratings to negative from stable and consequently changed the outlook to negative from stable for the long-term debt credit ratings of Japan’s three largest banks, including BTMU, noting that a downgrade in the government rating would result in a downgrade in the banks’ ratings, absent a material improvement in their standalone credit quality. At this time, we cannot predict the actions, if any, which other rating agencies may take on this subject, nor the ultimate effect of these developments on our credit rating. On March 11, 2011, a large earthquake and tsunami occurred in Japan causing widespread destruction. Thereafter, there occurred leakage of radioactive material from a nuclear power plant in northern Japan which was badly damaged in the earthquake and tsunami as well as electrical shortages in certain areas of the country. The ultimate impact of this natural disaster on the economy of Japan and its government debt credit ratings and the credit ratings of Japan’s three largest banks, including BTMU, cannot be predicted at this time. On April 26, 2011, Standard and Poor’s, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the natural disaster and lack of plans to deal with such increases. In May 2011, Moody’s, while keeping its rating for Japanese bonds unchanged, warned that it might downgrade Japan’s sovereign debt rating. Rating agency Fitch also recently lowered its outlook for Japan to negative from stable.

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

Our purchase and assumption and loss share agreements with the FDIC relating to our Frontier Bank and Tamalpais Bank transactions in 2010 have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned (OREO) covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated.

Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.

In addition, we continue to evaluate the performance of all of our businesses and may sell or restructure a business. Any divestitures or restructurings may result in significant expenses and write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees.

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

Major credit rating agencies regularly evaluate the securities of UnionBanCal Corporation and the securities and deposits of Union Bank. Their ratings of our long-term debt and other securities, and also of our short-term obligations, are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings. In addition, Moody’s Investors Service and Fitch, Inc. have announced that the ratings of a number of large U.S. banks, not including Union Bank, may be negatively affected because the passage of the Dodd-Frank Act makes it less likely that the government would step in to rescue a troubled bank. It is unclear whether other rating agencies will respond in a similar way or whether perceived reduction in systemic support could lead or contribute to negative downward pressure on our credit ratings.

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

Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion appearing above under the caption “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial and regulatory condition could adversely affect our operations.”

We are subject to operational risks

We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments.” Operational risk includes execution risk related to operational initiatives, including implementation of our technology enhancement projects, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”

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

Item 6.	Exhibits

No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, is formatted in XBRL interactive data files:(i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements.(2)

(1)	Filed herewith.

(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

Date: August 12, 2011	By:	/s/ Masashi Oka Masashi OkaPresident and Chief Executive Officer(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ John F. Woods John F. WoodsVice Chairman and Chief Financial Officer(Principal Financial Officer)

Date: August 12, 2011	By:	/s/ David A. Anderson David A. AndersonExecutive Vice President and Controller(Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, is formatted in XBRL interactive data files:(i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements.(2)

(1)	Filed herewith

(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.