Form 10-Q
period 2011-09-30
UNIONBANCAL CORP
filed 2011-11-14
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Common Stock outstanding at October 31, 2011: 136,330,830

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

¡

Our business objectives, strategies and initiatives, our organizational structure, the growth of our business, our competitive position and prospects, and the effect of competition on our business and strategies

¡	Our assessment of significant factors and developments that have affected or may affect our results

¡	Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

¡	The economic outlook for the California, U.S. and global economy

¡	The impact of changes in interest rates, our strategy to manage our interest rate risk profile and our outlook for short-term and long-term interest rates and their effect on our net interest margin

¡

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Oregon, Texas and Washington, and in foreign countries (including Japan)

¡

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

¡

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our intent and ability to implement new capital standards under the Dodd-Frank Act and the Basel Committee capital standards and the effect of the foregoing on our business

¡	Regulatory controls and processes and their impact on our business

¡

The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

¡

Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss reserves for FDIC covered loans

¡

Loan portfolio composition and risk grade trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

¡

Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging strategies and activities

¡	Expected rates of return, maturities, yields, loss exposure, growth rates and projected results

¡

Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

¡

Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our April 2010 FDIC-assisted acquisitions

¡

Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

¡	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we will receive from the FDIC, or must pay to the FDIC, under loss share agreements

¡	The impact of changes in our credit rating

¡	Maintenance of casualty and liability insurance coverage appropriate for our operations

¡

The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

¡	Descriptions of assumptions underlying or relating to any of the foregoing

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

UnionBanCal Corporation and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the Three Months Ended		Percent Change	For the Nine Months Ended		Percent Change
	September 30,			September 30,
(Dollars in millions)	2011	2010		2011	2010
Results of operations:
Net interest income	$606	$618	(2)%	$1,838	$1,793	3%
Noninterest income	185	218	(15)	665	672	(1)

Total revenue	791	836	(5)	2,503	2,465	2
Noninterest expense	603	562	7	1,796	1,671	7

Pre-tax, pre-provision income	188	274	(31)	707	794	(11)
(Reversal of) provision for loan losses	(13)	8	nm	(209)	222	nm

Income before income taxes and including noncontrolling interests	201	266	(24)	916	572	60
Income tax expense	33	99	(67)	278	181	54

Net income including noncontrolling interests	168	167	1	638	391	63
Deduct: Net loss from noncontrolling interests	4	3	33	11	10	10

Net income attributable to UnionBanCal Corporation (UNBC)	$172	$170	1	$649	$401	62

Balance sheet (period average):
Total assets	$82,197	$82,265	-%	$80,870	$84,186	(4)%
Total securities	19,145	22,487	(15)	20,421	23,037	(11)
Total loans held for investment	50,214	48,105	4	49,121	47,598	3
Earning assets	73,303	73,603	-	72,128	76,210	(5)
Total deposits	59,580	64,822	(8)	59,129	66,910	(12)
UNBC Stockholder’s equity	10,708	9,913	8	10,417	9,693	7
Performance Ratios:
Return on average assets (1)	0.83%	0.82%		1.07%	0.64%
Return on average UNBC stockholder’s equity (1)	6.36	6.80		8.33	5.53
Core efficiency ratio, excluding impact of privatization (2)	70.41	61.13		67.13	61.68
Net interest margin (1) (3)	3.31	3.36		3.41	3.15
Net loans charged off to average total loans held for investment (1)	0.35	0.74		0.57	0.85
Net loans charged off to average total loans held for investment, excluding FDIC covered assets (1)(8)	0.36	0.77		0.58	0.87

	As of
	September 30, 2011	December 31, 2010
Balance sheet (end of period):
Total assets	$84,013	$79,097	6%
Total securities	20,962	22,114	(5)
Total loans held for investment	50,998	48,094	6
Nonperforming assets	870	1,142	(24)
Total deposits	60,454	59,954	1
Long-term debt	7,064	5,598	26
UNBC Stockholder’s equity	10,900	10,125	8
Capital ratios:
Tier 1 risk-based capital ratio	13.09%	12.44%
Total risk-based capital ratio	15.41	15.01
Leverage ratio	10.96	10.34
Tier 1 common capital ratio (4)	13.09	12.42
Tangible common equity ratio (5)	10.10	9.67
Credit Ratios:
Allowance for loan losses to total loans held for investment (6)	1.51%	2.48%
Allowance for loan losses to nonaccrual loans (6)	105.97	123.40
Allowance for credit losses to total loans held for investment (7)	1.76	2.81
Allowance for credit losses to nonaccrual loans (7)	124.09	140.23
Nonperforming assets to total loans held for investment and other real estate owned (OREO)	1.70	2.37
Nonperforming assets to total assets	1.04	1.44
Nonaccrual loans to total loans held for investment	1.42	2.01
Excluding FDIC covered assets (8):
Allowance for loan losses to total loans held for investment (6)	1.51%	2.50%
Allowance for loan losses to nonaccrual loans (6)	112.28	137.32
Allowance for credit losses to total loans held for investment (7)	1.77	2.85
Allowance for credit losses to nonaccrual loans (7)	131.92	156.44
Nonperforming assets to total loans held for investment and OREO	1.38	1.91
Nonperforming assets to total assets	0.83	1.15
Nonaccrual loans to total loans held for investment	1.34	1.82

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(1)	Annualized.

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

(5)

The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company’s capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. Refer to “Capital” in this Form 10-Q for further information.

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

(8)

These ratios exclude the impact of the FDIC covered loans, the related allowance for loan losses and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the Federal Deposit Insurance Corporation. Such agreements are related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank. Management believes the exclusion of FDIC covered loans and FDIC covered OREO in certain asset quality ratios that include nonperforming loans, nonperforming assets, total loans held for investment and the allowance for loan losses or credit losses in the numerator or denominator provides a better perspective into underlying asset quality trends.

nm = not meaningful

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended September 30, 2011 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” or “the Company” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas and New York, as well as nationally and internationally. We had consolidated assets of $84.0 billion at September 30, 2011.

On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU).

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that impacted our third quarter 2011 results and that could impact our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, and trading account activities. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that impact our revenue sources. A summary of our key financial results are presented below:

Performance Highlights

In the third quarter of 2011, net income was $172 million, up slightly from $170 million in the third quarter of 2010. While total revenue was lower and noninterest expense was higher, credit quality improved and our effective tax rate was lower in the third quarter 2011. Net income increased for the nine months ended September 30, 2011, to $649 million compared to $401 million for the nine months ended September 30, 2010, primarily due to a reversal of provision for loan losses of $209 million in 2011 compared to a provision for loan losses of $222 million for the same period in 2010, reflecting improved credit quality.

Our net interest income declined $12 million, or 2 percent, to $606 million in the third quarter of 2011 compared to the third quarter of 2010. The decrease was substantially due to a 5 basis point decline in the net interest margin, which was primarily due to lower yields on loans, a decrease in our average balances in securities along with an increase in lower yielding interest bearing deposits in banks, and a higher proportion of long-term debt within our mix of interest bearing liabilities, partially offset by a higher average balance of noninterest bearing funding sources. As a result of our targeted rate reductions, our average interest bearing deposits decreased by 17 percent to $40.9 billion compared to the third quarter of 2010.

In the third quarter of 2011, economic indicators reflected increased economic uncertainty and weak economic growth for the U.S. economy. In response, the Federal Reserve announced in September 2011 that it would adopt a more accommodative monetary policy that would provide additional stimulus to the economic recovery. Those actions are expected to result in a period of persistently low short-term and long-term interest rates, which would place downward pressure on our net interest margin.

In the third quarter of 2011, our noninterest income decreased $33 million, or 15 percent, from the third quarter of 2010 to $185 million, primarily due to a decrease in accretion on the indemnification asset associated with FDIC covered loans. Our noninterest expense increased $41 million, or 7 percent, to $603 million compared to the same period last year, primarily due to higher salaries and employee benefits expense. The increase was partially offset by lower regulatory assessment expense, which resulted from a change in the FDIC’s methodology for deposit insurance from a deposit-based model to an asset-based model.

Credit Quality

The provision for credit losses was a benefit of $13 million in the third quarter of 2011 compared to no provision for credit losses in the third quarter of 2010. The decrease in the provision for credit losses was primarily due to improved credit quality of the loan

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

portfolio reflected by the lower level of criticized and nonaccrual loans during the third quarter of 2011 compared to the third quarter of 2010. Our ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased from 2.50 percent at September 30, 2010 to 1.34 percent at September 30, 2011. The allowance for credit losses as a percent of total loans, excluding FDIC covered loans, was 1.77 percent at September 30, 2011, compared with 3.12 percent at September 30, 2010. See further discussion under “Allowance for Credit Losses.”

Capital Ratios

We continued to build capital during the nine months ended September 30, 2011. Our Tier 1 risk-based capital ratio increased to 13.09 percent from 12.44 percent, the total risk-based capital ratio increased to 15.41 percent from 15.01 percent and our tangible common equity ratio increased to 10.10 percent from 9.67 percent, at September 30, 2011 from December 31, 2010, respectively. Effective October 1, 2011, BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company, to us. This transaction had the effect of increasing our assets by over $900 million and increasing our Tier 1 common capital by over $700 million.

Critical Accounting Estimates

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to determine the fair value of certain assets and liabilities. A change in the discount factor or another important assumption could significantly increase or decrease the values of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the fair values of our acquired loans (see Note 5 in this Form 10-Q), FDIC indemnification asset, and certain derivatives and securities (see Notes 10 and 11 in this Form 10-Q), assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our Critical Accounting Estimates and our significant accounting policies are discussed in detail in our 2010 Form 10-K. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2011.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Performance

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended						Increase (Decrease) in
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense (1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$16,947	$160	3.76%	$14,628	$176	4.78%	$2,319	16%	$(16)	(9)%
Commercial mortgage	7,838	82	4.22	8,006	85	4.23	(168)	(2)	(3)	(4)
Construction	992	12	5.04	1,946	16	3.12	(954)	(49)	(4)	(25)
Lease financing	697	8	4.28	639	6	3.77	58	9	2	33
Residential mortgage	18,818	221	4.70	17,196	226	5.26	1,622	9	(5)	(2)
Home equity and other consumer loans	3,751	40	4.25	3,900	43	4.43	(149)	(4)	(3)	(7)

Total loans, excluding FDIC covered loans	49,043	523	4.26	46,315	552	4.75	2,728	6	(29)	(5)
FDIC covered loans	1,171	55	18.60	1,790	32	7.17	(619)	(35)	23	72

Total loans held for investment	50,214	578	4.60	48,105	584	4.84	2,109	4	(6)	(1)
Securities	19,145	123	2.56	22,487	132	2.36	(3,342)	(15)	(9)	(7)
Interest bearing deposits in banks	3,610	3	0.25	2,407	1	0.25	1,203	50	2	200
Federal funds sold and securities purchased under resale agreements	61	-	0.03	390	1	0.15	(329)	(84)	(1)	(100)
Trading account assets	166	-	0.68	214	-	1.10	(48)	(22)	-	-
Other earning assets	107	-	0.54	-	-	-	107	nm	-	-

Total earning assets	73,303	704	3.83	73,603	718	3.89	(300)	(0)	(14)	-

Allowance for loan losses	(785)			(1,375)			590	43
Cash and due from banks	1,254			1,184			70	-
Premises and equipment, net	676			672			4	1
Other assets	7,749			8,181			(432)	-

Total assets	$82,197			$82,265			$(68)	(0)%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$23,836	$14	0.23	$32,722	$34	0.40	$(8,886)	(27)	$(20)	(59)
Savings	5,476	3	0.21	4,414	3	0.28	1,062	24	-	-
Time	11,634	36	1.28	12,254	33	1.07	(620)	(5)	3	9

Total interest bearing deposits	40,946	53	0.53	49,390	70	0.56	(8,444)	(17)	(17)	(24)

Commercial paper and other short-term borrowings (4)	2,371	2	0.20	1,026	1	0.35	1,345	131	1	100
Long-term debt	7,066	41	2.31	4,528	27	2.40	2,538	56	14	52

Total borrowed funds	9,437	43	1.78	5,554	28	2.02	3,883	70	15	54

Total interest bearing liabilities	50,383	96	0.76	54,944	98	0.71	(4,561)	(8)	(2)	(2)

Noninterest bearing deposits	18,634			15,432			3,202	21
Other liabilities	2,203			1,698			505	30

Total liabilities	71,220			72,074			(854)	(1)
Equity
UNBC Stockholder’s equity	10,708			9,913			795	8
Noncontrolling interests	269			278			(9)	(3)

Total equity	10,977			10,191			786	8

Total liabilities and equity	$82,197			$82,265			$(68)	(0)%

Net interest income/spread (taxable-equivalent basis)		608	3.07%		620	3.18%			(12)	(2)%
Impact of noninterest bearing deposits			0.20			0.16
Impact of other noninterest bearing sources			0.04			0.02
Net interest margin			3.31			3.36
Less: taxable-equivalent adjustment		2			2				-	-

Net interest income		$606			$618				$(12)	(2)%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)	Annualized.
(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	For the Nine Months Ended						Increase (Decrease) in
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense (1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$16,035	$476	3.97%	$14,722	$506	4.59%	$1,313	9%	$(30)	(6)%
Commercial mortgage	7,780	251	4.31	8,139	257	4.21	(359)	(4)	(6)	(2)
Construction	1,148	35	4.11	2,132	48	2.99	(984)	(46)	(13)	(27)
Lease financing	748	24	4.20	643	18	3.82	105	16	6	33
Residential mortgage	18,316	662	4.82	16,990	680	5.34	1,326	8	(18)	(3)
Home equity and other consumer loans	3,785	120	4.26	3,912	129	4.42	(127)	(3)	(9)	(7)

Total loans, excluding FDIC covered loans	47,812	1,568	4.38	46,538	1,638	4.70	1,274	3	(70)	(4)
FDIC covered loans	1,309	138	14.03	1,060	58	7.31	249	23	80	138

Total loans held for investment	49,121	1,706	4.64	47,598	1,696	4.76	1,523	3	10	1
Securities	20,421	405	2.64	23,037	411	2.38	(2,616)	(11)	(6)	(1)
Interest bearing deposits in banks	2,300	5	0.25	4,959	9	0.25	(2,659)	(54)	(4)	(44)
Federal funds sold and securities purchased under resale agreements	76	-	0.11	414	1	0.13	(338)	(82)	(1)	(100)
Trading account assets	151	1	0.84	202	2	1.37	(51)	(25)	(1)	(50)
Other earning assets	59	-	1.03	-	-	-	59	nm	-	-

Total earning assets	72,128	2,117	3.92	76,210	2,119	3.71	(4,082)	(5)	(2)	-

Allowance for loan losses	(985)			(1,414)			429	30
Cash and due from banks	1,236			1,197			39	3
Premises and equipment, net	693			673			20	3
Other assets	7,798			7,520			278	4

Total assets	$80,870			$84,186			$(3,316)	(4)%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$24,325	$43	0.24	$36,704	$145	0.53	$(12,379)	(34)	$(102)	(70)
Savings	5,042	9	0.25	4,237	13	0.40	805	19	(4)	(31)
Time	11,847	107	1.21	11,090	76	0.92	757	7	31	41

Total interest bearing deposits	41,214	159	0.52	52,031	234	0.60	(10,817)	(21)	(75)	(32)

Commercial paper and other short-term borrowings (4)	2,640	5	0.23	1,304	4	0.40	1,336	102	1	25
Long-term debt	6,443	108	2.24	4,611	81	2.36	1,832	40	27	33

Total borrowed funds	9,083	113	1.65	5,915	85	1.93	3,168	54	28	33

Total interest bearing liabilities	50,297	272	0.72	57,946	319	0.74	(7,649)	(13)	(47)	(15)

Noninterest bearing deposits	17,915			14,879			3,036	20
Other liabilities	1,971			1,449			522	36

Total liabilities	70,183			74,274			(4,091)	(6)
Equity
UNBC Stockholder’s equity	10,417			9,693			724	7
Noncontrolling interests	270			219			51	23

Total equity	10,687			9,912			775	8

Total liabilities and equity	$80,870			$84,186			$(3,316)	(4)%

Net interest income/spread (taxable-equivalent basis)		1,845	3.20%		1,800	2.97%			45	3%
Impact of noninterest bearing deposits			0.19			0.15
Impact of other noninterest bearing sources			0.02			0.03
Net interest margin			3.41			3.15
Less: taxable-equivalent adjustment		7			7				-	-

Net interest income		$1,838			$1,793				$45	3%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)	Annualized.
(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

Net interest income for the third quarter of 2011 decreased $12 million, or 2 percent, compared to the third quarter of 2010. The decrease was substantially due to a 5 basis point decline in the net interest margin, which was primarily due to lower yields on loans, a decrease in our average balances in securities along with an increase in lower yielding interest bearing deposits in banks, and a higher proportion of long-term debt within our mix of interest bearing liabilities, partially offset by a higher average balance of noninterest bearing funding sources. Average noninterest bearing deposits funded 25 percent of average total earning assets for the three months

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ended September 30, 2011 compared to 21 percent for the three months ended September 30, 2010. Average total loans, excluding FDIC covered loans, increased $2.7 billion, or 6 percent, reflecting growth in commercial and industrial loans and residential mortgage loans.

Net interest income for the nine months ended September 30, 2011 increased $45 million, or 3 percent, compared to the nine months ended September 30, 2010. The increase was due to growth in the net interest margin, which increased to 3.41 percent for the nine months ended September 30, 2011, compared with 3.15 percent for the nine months ended September 30, 2010. The growth in the net interest margin was primarily due to higher yields on securities and a shift in balances from interest bearing deposits in banks into loans. Average noninterest bearing deposits funded 25 percent of average total earning assets for the nine months ended September 30, 2011 compared to 20 percent for the nine months ended September 30, 2010.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the three and nine months ended September 30, 2011 and 2010.

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)		September 30, 2011	September 30, 2010	Increase (Decrease)
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$57	$62	$(5)	(8)%	$170	$192	$(22)	(11)%
Trust and investment management fees	33	33	-	-	101	99	2	2
Trading account activities	27	32	(5)	(16)	88	78	10	13
Merchant banking fees	27	19	8	42	75	55	20	36
Securities gains, net	1	11	(10)	(91)	58	72	(14)	(19)
Brokerage commissions and fees	12	11	1	9	37	30	7	23
Standby letters of credit fees	11	8	3	38	34	26	8	31
Card processing fees, net	11	10	1	10	33	31	2	6
Other	6	32	(26)	(81)	69	89	(20)	(22)

Total noninterest income	$185	$218	$(33)	(15)%	$665	$672	$(7)	(1)%

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)		September 30, 2011	September 30, 2010	Increase (Decrease)
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$282	$251	$31	12%	$825	$745	$80	11%
Employee benefits	66	42	24	57	213	147	66	45

Salaries and employee benefits	348	293	55	19	1,038	892	146	16
Net occupancy and equipment	64	65	(1)	(2)	196	188	8	4
Professional and outside services	55	54	1	2	154	143	11	8
Intangible asset amortization	25	31	(6)	(19)	74	93	(19)	(20)
Regulatory assessments	14	30	(16)	(53)	54	90	(36)	(40)
Software	16	18	(2)	(11)	48	49	(1)	(2)
Low income housing credit investment amortization	16	13	3	23	47	41	6	15
Advertising and public relations	9	12	(3)	(25)	33	34	(1)	(3)
Communications	10	11	(1)	(9)	31	30	1	3
Data Processing	9	10	(1)	(10)	29	26	3	12
(Reversal of) provision for losses on off-balance sheet commitments	-	(8)	8	100	(31)	(12)	(19)	158
Other	37	33	4	12	123	97	26	27

Total noninterest expense	$603	$562	$41	7%	$1,796	$1,671	$125	7%

Noninterest income decreased to $185 million in the third quarter 2011 from $218 million in the third quarter 2010. This decrease was mainly due to other noninterest income decreasing by $26 million, substantially due to a decrease in indemnification asset accretion, driven by better than expected FDIC covered loan performance. Securities gains, net decreased primarily due to a $14 million gain on the sale of U.S. Government sponsored agency securities in 2010. These were partially offset by an increase in merchant banking fees, which increased primarily due to a $6 million increase in fees from syndicated loan activity.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest income decreased to $665 million in the nine months ended September 30, 2011 from $672 million in the nine months ended September 30, 2010. This decrease was mainly due to service charges on deposit accounts decreasing primarily due to lower overdraft volumes resulting from changes in customer behavior and the impact of changes to fee-related regulations. Other noninterest income decreased $20 million, primarily due to a $37 million decrease in indemnification asset accretion, driven by better than expected FDIC covered loan performance, partially offset by a $15 million gain on the sale of MasterCard shares in the first quarter of 2011. These decreases were partially offset by an increase in merchant banking fees primarily due to a $15 million increase in fees from syndicated loan activity.

Our card processing fees are substantially composed of debit card interchange fees. We expect our debit card interchange fees to decline beginning October 1, 2011 due to the Dodd-Frank Act and the recently enacted Federal Reserve final rule, which sets a cap on interchange fees at a rate below the third quarter 2011 levels. Management believes that the impact of these developments on our interchange fee income will not be material relative to our total revenue.

Noninterest expense increased to $603 million in the third quarter 2011 from $562 million in the third quarter 2010. This increase was primarily due to an increase in salaries and employee benefits, which resulted from an increase in incentive compensation accruals, and higher costs related to employee benefit plans. This increase was partially offset by a decrease in regulatory assessments mainly due to a change in the FDIC’s methodology from a deposit-based to an asset-based model.

Noninterest expense increased to $1.8 billion in the nine months ended September 30, 2011 from $1.7 billion in the nine months ended September 30, 2010. This increase was primarily due to an increase in salaries and employee benefits, which was largely driven by the growth in the number of employees, and higher costs related to employee benefit plans. Other expenses also increased due to additional reserves for certain contingencies. This increase was partially offset by a decrease in regulatory assessments mainly due to a change in the FDIC’s methodology from a deposit-based to an asset-based model, as well as an increase in the reversal of the provision for losses on off-balance sheet commitments of $19 million, primarily due to improved credit quality.

The core efficiency ratio, excluding the privatization transaction, is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core activities. The following table shows the calculation of this ratio for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Noninterest Expense	$603	$562	$1,796	$1,671
Less: Foreclosed asset expense	4	6	8	7
Less: (Reversal of) provision for losses on off-balance sheet commitments	-	(8)	(31)	(12)
Less: Low income housing credit investment amortization expense	15	13	47	41
Less: Expenses of the consolidated VIEs	6	6	18	17
Less: Merger costs related to acquisitions	-	11	23	24

Net noninterest expense before privatization adjustments	$578	$534	$1,731	$1,594
Net adjustments related to privatization transaction	26	33	77	104

Net noninterest expense, excluding privatization transaction (a)	$552	$501	$1,654	$1,490

Total Revenue	$791	$836	$2,503	$2,465
Add: Net interest income taxable-equivalent adjustment	2	2	7	7

Total revenue, including taxable-equivalent adjustment	793	838	2,510	2,472
Less: Accretion related to privatization-related fair value adjustments	10	18	47	56

Total revenue, excluding impact of privatization transaction (b)	$783	$820	$2,463	$2,416

Core efficiency ratio, excluding impact of privatization transaction (a)/(b)	70.41%	61.13%	67.13%	61.68%

Income Tax Expense

Our effective tax rate in the third quarter of 2011 was 17 percent, compared to 38 percent for the third quarter of 2010. Our effective tax rate for the nine months ended September 30, 2011 was 31 percent, compared to 32 percent for the nine months ended September 30, 2010. The change in the effective tax rate for the third quarter of 2011 was primarily driven by income tax benefits related to a change in estimate to the valuation of FDIC covered assets, and the proportionately larger effect from a stable level of low income housing and alternative energy income tax credits compared to pre-tax income in the third quarter of 2011.

Our unrecognized tax benefits balance increased by $36 million to $268 million at September 30, 2011 from December 31, 2010, and the amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, increased by $18 million. The increase in our unrecognized tax benefits balance relates to tax positions taken in prior periods.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A and Note 12 to the consolidated financial statements in our 2010 Form 10-K.

Securities

Our securities portfolio is managed to promote the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At September 30, 2011, substantially all of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our consolidated financial statements included in this Form 10-Q. Substantially all of our securities available for sale are held for Asset and Liability Management (ALM) purposes.

Our securities held to maturity consist of collateralized loan obligations (CLOs), which primarily consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	September 30, 2011	December 31, 2010	Increase / (Decrease) September 30, 2011 From December 31, 2010
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$17,545	$15,162	$2,383	16%
Commercial mortgage	7,927	7,816	111	1
Construction	966	1,460	(494)	(34)
Lease financing	693	757	(64)	(8)

Total commercial portfolio	27,131	25,195	1,936	8

Residential mortgage	19,043	17,531	1,512	9
Home equity and other consumer loans	3,730	3,858	(128)	(3)

Total consumer portfolio	22,773	21,389	1,384	6

Total loans held for investment, excluding FDIC covered loans	49,904	46,584	3,320	7
FDIC covered loans	1,094	1,510	(416)	(28)

Total loans held for investment	$50,998	$48,094	$2,904	6%

Commercial and Industrial Loans

Our commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, wholesale trade, real estate and leasing, communications, healthcare, retailing, and finance and insurance services. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either September 30, 2011 or December 31, 2010.

The commercial and industrial portfolio increased $2.4 billion, or 16 percent, from December 31, 2010 to September 30, 2011, reflecting improved lending conditions. The overall credit quality of our portfolio of commercial and industrial loans continued to improve as borrowers’ financial condition improved and as they had access to more refinancing options.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Construction and Commercial Mortgage Loans

We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 77 percent of which are located in California, 6 percent in Washington, and the remaining 17 percent in various other states.

Construction loans are extended primarily to commercial property developers and to residential builders. As of September 30, 2011, the construction loan portfolio consisted of approximately 81 percent of commercial income producing real estate and 19 percent with residential homebuilders. The construction loan portfolio decreased $0.5 billion or 34 percent from December 31, 2010 to September 30, 2011 mainly due to declines of $508 million, or 42 percent, in the income property portfolio and $17 million, or 9 percent, in the homebuilder portfolio. The income property portfolio reductions were concentrated mostly in the office and apartment property types. Geographically, 45 percent of the construction loan portfolio was domiciled in California as of September 30, 2011. The largest concentration outside of California was 11 percent in the state of Washington. The California portfolio is distributed as follows: 41 percent in the Los Angeles/Orange County region, including the Inland Empire, 21 percent in the San Francisco Bay Area, 13 percent in Sacramento and the Central Valley, 12 percent in San Diego, and 13 percent in the Central Coast region.

Residential Mortgage Loans

We originate residential mortgage loans secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. We hold substantially all of the loans we originate. The residential mortgage portfolio increased $1.5 billion, or 9 percent, from December 31, 2010 to September 30, 2011, as we experienced strong new origination activity.

At September 30, 2011, 72 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages. At September 30, 2011, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 36 percent of our total residential loan portfolio, and the loan delinquency rates with respect to these portfolios remained below the industry average for California prime loans. At September 30, 2011, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $167 million, compared with $175 million at December 31, 2010.

Total residential mortgage loans 30 days or more delinquent were $382 million at September 30, 2011, compared with $350 million at December 31, 2010. Our residential loan delinquency rates remained below the industry average for California prime loans.

Home Equity and Other Consumer Loans

We originate home equity and other consumer loans and lines, principally through our branch network and Private Banking Offices. We had approximately 32 percent and 31 percent of these home equity loans and lines supported by first liens on residential properties at September 30, 2011 and December 31, 2010, respectively. Our total home equity loans and lines delinquent 30 days or more were $42 million at September 30, 2011, compared to $36 million at December 31, 2010. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, as permitted by laws and regulations.

Lease Financing

We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources; and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At September 30, 2011, we had leveraged leases of $465 million, which were net of non-recourse debt of approximately $860 million. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

FDIC Covered Loans

We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as “FDIC covered loans.” We will be reimbursed for a substantial portion of any

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at September 30, 2011 were composed of $1.0 billion in commercial mortgage, construction and commercial and industrial loans, and $0.1 billion in residential mortgage and other consumer loans. See Notes 1 and 2 to our consolidated financial statements included in our 2010 Form 10-K for more information on covered assets and FDIC loss share agreements.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $989 million and $804 million, as of September 30, 2011 and December 31, 2010, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

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

Total Allowance and Related Provision for Credit Losses

At September 30, 2011 and December 31, 2010, our total allowance for credit losses, excluding FDIC covered loans, was $882 million, or 1.77 percent of total loans held for investment, and $1.3 billion, or 2.85 percent of total loans held for investment, respectively. At September 30, 2011, our total allowance for credit losses, excluding FDIC covered loans, of $882 million consisted of $751 million for loan losses and $131 million for losses on off-balance sheet commitments. The allowance for credit losses was composed of $755 million of allocated allowance and $127 million of unallocated allowance for loan losses. At September 30, 2011 and December 31, 2010, our allowance for loan losses on FDIC covered loans was $17 million and $25 million, respectively.

We recorded a reversal of the provision for loan losses, excluding FDIC covered loans, of $13 million in the third quarter of 2011, compared to a provision for loan losses of $8 million during the third quarter of 2010. In the third quarter of 2011, the reversal of the provision, excluding FDIC covered loans, was primarily attributable to the improved credit quality of the loan portfolio. The improved credit quality of the loan portfolio was particularly evident in lower levels of criticized credits in the commercial segment, which declined from $3.4 billion at December 31, 2010 to $2.0 billion at September 30, 2011, continuing the significant downward trend that was observed during the second half of 2010. The ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 1.34 percent at September 30, 2011 from 1.82 percent at December 31, 2010. In addition, annualized net loans charged off to average loans outstanding, excluding FDIC covered loans, for the third quarter of 2011 decreased to 0.36 percent from 0.77 percent for the third quarter of 2010.

At September 30, 2011, the allocated portion of the allowance for credit losses included $248 million related to criticized credits, compared to $468 million at December 31, 2010. Criticized credits are those that are internally risk graded as “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The decrease from December 31, 2010 to September 30, 2011 was primarily due to broad-based improvements in the commercial loan portfolios and the sustained yet mild recovery which has reduced, in management’s opinion, the inherent losses not already reflected in the allocated allowance. The unallocated allowance continues to reflect higher than normal default rates for smaller balance commercial mortgages, the fiscal challenges for the State of California and local governments, extended collection periods for residential mortgage loans, and the continuation of historically low natural gas prices.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Change in the Total Allowance for Credit Losses

The following table sets forth a reconciliation of changes in our allowance for credit losses.

	For the Three Months Ended September 30,				Increase /(Decrease) For the Three Months Ended September 30, 2011 From September 30, 2010		For the Nine Months Ended September 30,				Increase /(Decrease) For the Nine Months Ended September 30, 2011 From September 30, 2010
(Dollars in millions)	2011		2010		Amount	Percent	2011		2010		Amount	Percent
Beginning balance of allowance for loan losses	$826		$1,358		$(532)	(39)%	$1,191		$1,357		$(166)	(12)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	(13)		8		(21)	nm	(207)		222		(429)	(193)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	-		-		-	-	(2)		-		(2)	nm
Decrease in allowance covered by FDIC indemnification	-		-		-	-	(5)		-		(5)	nm
Other	(1)		-		(1)	100	(1)		-		(1)	100
Loans charged off:
Commercial and industrial	(20)		(37)		17	(46)	(54)		(134)		80	(60)
Commercial mortgage	(10)		(27)		17	(63)	(48)		(110)		62	(56)
Construction	-		(2)		2	(100)	(4)		(28)		24	(86)
Lease financing	(5)		-		(5)	nm	(76)		-		(76)	nm

Total commercial portfolio	(35)		(66)		31	(47)	(182)		(272)		90	(33)

Residential mortgage	(13)		(25)		12	(48)	(40)		(47)		7	(15)
Home equity and other consumer loans	(8)		(11)		3	(27)	(29)		(30)		1	(3)

Total consumer portfolio	(21)		(36)		15	(42)	(69)		(77)		8	(10)

FDIC covered loans	(1)		-		(1)	nm	(2)		-		(2)	nm

Total loans charged off	(57)		(102)		45	(44)	(253)		(349)		96	(28)

Recoveries of loans previously charged off:
Commercial and industrial	5		5		-	-	20		26		(6)	(23)
Commercial mortgage	1		1		-	-	11		-		11	nm
Construction	4		7		(3)	(43)	10		17		(7)	(41)

Total commercial portfolio	10		13		(3)	(23)	41		43		(2)	(5)

Residential mortgage	1		-		1	100	1		3		(2)	(67)
Home equity and other consumer loans	1		-		1	nm	2		1		1	100

Total consumer portfolio	2		-		2	nm	3		4		(1)	(25)

FDIC covered loans	1		-		1	nm	1		-		1	nm

Total recoveries of loans previously charged off	13		13		-	-	45		47		(2)	(4)

Net loans charged off	(44)		(89)		45	(51)	(208)		(302)		94	(31)

Ending balance of allowance for loan losses	$768		$1,277		$(509)	(40)	$768		$1,277		$(509)	(40)
Allowance for losses on off-balance sheet commitments	131		164		(33)	(20)	131		164		(33)	(20)

Allowance for credit losses	$899		$1,441		$(542)	(38)%	$899		$1,441		$(542)	(38)%

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$751		$1,277		$(526)	(41)%	$751		$1,277		$(526)	(41)%
Allowance for loan losses on FDIC covered loans	17		-		17	nm	17		-		17	nm

Total allowance for loan losses	$768		$1,277		$(509)	(40)%	$768		$1,277		$(509)	(40)%

Allowance for credit losses, excluding allowance on FDIC covered loans	$882		$1,441		$(559)	(39)%	$882		$1,441		$(559)	(39)%
Allowance for credit losses on FDIC covered loans	17		-		17	nm	17		-		17	nm

Total allowance for credit losses	$899		$1,441		$(542)	(38)%	$899		$1,441		$(542)	(38)%

Allowance for loan losses to total loans held for investment	1.51	%	2.67	%			1.51	%	2.67	%
Allowance for credit losses to total loans held for investment	1.76		3.01				1.76		3.01
Net loans charged off to average loan soutstanding for the period (2)	0.35		0.74				0.57		0.85
Excluding FDIC covered loans (1):
Allowance for loan losses to total loans held for investment	1.51	%	2.76	%			1.51	%	2.76	%
Allowance for credit losses to total loans held for investment	1.77		3.12				1.77		3.12
Net loans charged off to average loans outstanding for the period (2)	0.36		0.77				0.58		0.87

(1) These ratios exclude the impact of the FDIC covered loans, which are covered under loss share agreements between

Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.

(2) Annualized.

nm = not meaningful

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, including troubled debt restructurings (TDRs) that are nonperforming and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2010 Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

	September 30, 2011	December 31, 2010	Increase /(Decrease) September 30, 2011 From December 31, 2010
(Dollars in millions)			Amount	Percent
Commercial and industrial	$163	$115	$48	42%
Commercial mortgage	206	329	(123)	(37)
Construction	16	140	(124)	(89)

Total commercial portfolio	385	584	(199)	(34)

Residential mortgage	259	243	16	7
Home equity and other consumer loans	25	22	3	14

Total consumer portfolio	284	265	19	7

Total nonaccrual loans, excluding FDIC covered loans	669	849	(180)	(21)
FDIC covered loans	56	116	(60)	(52)

Total nonaccrual loans	725	965	(240)	(25)
OREO, excluding FDIC covered OREO	21	41	(20)	(49)
FDIC covered OREO	124	136	(12)	(9)

Total nonperforming assets	$870	$1,142	$(272)	(24)%

Total nonperforming assets, excluding FDIC covered assets	$690	$890	$(200)	(22)%

Troubled debt restructurings:
Accruing	$226	$22	$204	nm
Nonaccruing (included in total nonaccrual loans above)	$354	$198	$156	79%

Allowance for loan losses	$768	$1,191	$(423)	(36)%

Allowance for credit losses	$899	$1,353	$(454)	(34)%

Nonaccrual loans to total loans held for investment	1.42%	2.01%
Allowance for loan losses to nonaccrual loans	105.97	123.40
Allowance for credit losses to nonaccrual loans	124.09	140.23
Nonperforming assets to total loans held for investment and OREO	1.70	2.37
Nonperforming assets to total assets	1.04	1.44

Excluding FDIC covered assets:(1)
Nonaccrual loans to total loans held for investment	1.34%	1.82%
Allowance for loan losses to nonaccrual loans	112.28	137.32
Allowance for credit losses to nonaccrual loans	131.92	156.44
Nonperforming assets to total loans held for investment and OREO	1.38	1.91
Nonperforming assets to total assets	0.83	1.15

(1) These ratios exclude the impact of the FDIC covered loans and FDIC covered OREO, which are covered under loss share agreements between Union Bank, N.A. and the FDIC. Such agreements are related to the April 2010 acquisitions of certain assets and the assumption of certain liabilities of Frontier and Tamalpais.

nm = not meaningful

During the third quarters of 2011 and 2010, we sold nonperforming loans of $15 million and $84 million, respectively. During the nine months ended September 30, 2011 and 2010, we sold nonperforming loans of $101 million and $247 million, respectively.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Troubled Debt Restructurings

TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including maturity date extensions, loan-to-value requirements, and interest rates. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is generally required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include the consideration of demonstrated performance by the borrower under the previous terms in making this determination.

Modifications of FDIC covered loans that are accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans do not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not TDRs.

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2011 and December 31, 2010. Refer to Note 5 to our consolidated financial statements in this Form 10-Q for more information.

	September 30, 2011	December 31, 2010	As a percentage of ending loan balances
(Dollars in millions)	Amount	Amount	September 30, 2011		December 31, 2010
Commercial and industrial	$207	$30	1.18	%	0.20	%
Commercial mortgage	174	111	2.20		1.41
Construction	67	-	6.94		-

Total commercial portfolio	448	141	1.65		0.56

Residential mortgage	121	79	0.64		0.45
Home equity and other consumer loans	3	-	0.08		-

Total consumer portfolio	124	79	0.54		0.37

FDIC covered loans	8	-	0.73		-

Total TDRs	$580	$220	1.14	%	0.47	%

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $3 million at September 30, 2011 and $2 million at December 31, 2010. These amounts exclude FDIC covered loans accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans as the past due status of individual loans within the pools is not meaningful.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits

The table below presents our deposits as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010	Increase /(Decrease) September 30, 2011 From December 31, 2010
(Dollars in millions)			Amount	Percent
Interest checking	$739	$931	$(192)	(21)%
Money market	22,678	26,159	(3,481)	(13)

Total interest-bearing transaction and money market accounts	23,417	27,090	(3,673)	(14)
Savings	5,421	4,433	988	22
Time	11,986	12,088	(102)	(1)

Total interest bearing deposits (1)	40,824	43,611	(2,787)	(6)
Noninterest bearing deposits	19,630	16,343	3,287	20

Total deposits	$60,454	$59,954	$500	1	%

(1) Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction and money market accounts	$2,054	$2,354	$(300)	(13)%
Time	2,017	1,217	800	66

Total interest bearing brokered deposits	4,071	3,571	500	14
Nonbrokered deposits	36,753	40,040	(3,287)	(8)

Total interest bearing deposits	$40,824	$43,611	$(2,787)	(6)%

Core Deposits:
Total deposits	$60,454	$59,954	$500	1	%
Less: Total interest bearing brokered deposits	4,071	3,571	500	14
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	5,663	6,283	(620)	(10)

Total core deposits	$50,720	$50,100	$620	1	%

The decline in money market balances was primarily driven by targeted rate reductions in conjunction with ongoing internal balance sheet management strategies. Factors that drove growth in noninterest bearing deposits included the current availability of unlimited FDIC deposit insurance coverage for noninterest bearing demand deposit accounts, the low rate environment and ongoing business development activity. Customers displayed a propensity to maintain higher noninterest bearing balances in the prolonged low rate environment to obtain unlimited FDIC deposit insurance on eligible deposits.

The Dodd-Frank Act includes a provision that permanently increased the standard amount of FDIC deposit insurance coverage from $100,000 to $250,000 per customer. As a result, in the third quarter of 2011, we revised our definition of core deposits to include domestic time deposit accounts with balances up to $250,000. Core deposits continue to exclude all brokered deposits and foreign deposits.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which the Company is exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, securities, deposits, borrowings and derivative financial instruments. To a much lesser degree, we are exposed to price risk in our trading portfolio. The objective of market risk management is to mitigate any undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports our broad objective of enhancing shareholder value, which encompasses stable earnings growth and capital stability over time.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

(Dollars in millions)	September 30, 2011		December 31, 2010
Effect on NII:
increase 200 basis points	$102.0		$108.8
as a percentage of base case NII	4.21%		4.75%
decrease 100 basis points	$(60.2)		$(64.8)
as a percentage of base case NII	(2.49	) %	(2.83	) %

Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would improve NII. Alternatively, gradually lower short-term rates would reduce NII. With regard to the curve shape, curve steepening would improve NII while curve flattening would slightly decrease NII.

We believe that our EaR simulation provides management with a reasonably comprehensive view of the sensitivity of NII to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory evolve. Actual and simulated NII will differ to the extent there are variances between actual and assumed interest rate changes, balance sheet volumes and changes in management strategies, among other factors. Key underlying assumptions include prepayment speeds on mortgage-related assets, changes in market conditions, loan volume and pricing, deposit volume and price sensitivity, customer preferences and cash flows and maturities of derivative financial instruments.

ALM Activities

During the nine months ended September 30, 2011, the Bank’s asset sensitive EaR profile decreased slightly due to changes in the balance sheet composition and forecasted new activity over the next twelve months. In managing the interest rate sensitivity of our balance sheet, we use the ALM investment securities portfolio and derivatives positions as the primary tools to adjust our interest rate risk profile, if necessary.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALM Securities

At September 30, 2011 and December 31, 2010, our available for sale securities portfolio included $19.4 billion and $20.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by U.S. government sponsored agencies, residential and commercial mortgage-backed securities, and asset-backed securities and has an expected weighted average maturity of 2.5 years. At September 30, 2011, approximately $4.8 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2011, we purchased $3.4 billion and sold $512 million of securities, as part of our investment portfolio strategy, while $1.5 billion of ALM securities matured or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 1.5 at September 30, 2011, compared to 2.2 at December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.5 suggests an expected price decrease of approximately 1.5 percent for an immediate 1.0 percent parallel increase in interest rates.

ALM Derivatives

During the nine months ended September 30, 2011, the notional amount of the ALM derivatives portfolio increased by $1.2 billion due to the addition of $2.2 billion of new interest rate swaps partially offset by the termination of $1.0 billion of interest rate swaps. The new interest rate swaps consisted of a notional amount of $1.5 billion of receive fixed rate swaps to hedge floating rate commercial loans and $650 million of pay fixed rate swaps to hedge debt issuances and variable rate borrowings. The terminated swaps were pay fixed rate swaps associated with the planned issuance of fixed rate debt.

The fair value of the ALM derivatives portfolio decreased primarily due to the erosion of time value on interest rate cap contracts and the negative impact of a decrease in interest rates on the interest rate swap pay fixed contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 11 to our consolidated financial statements in this Form 10-Q and Note 18 to our consolidated financial statements included in our 2010 Form 10-K.

(Dollars in millions)	September 30, 2011	December 31, 2010	Increase /(Decrease) September 30, 2011 From December 31, 2010
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$1,150	$1,500	$(350)
Interest rate receive fixed contracts	1,500	-	1,500
Interest rate cap purchased contracts	4,000	4,000	-

Total interest rate contracts	$6,650	$5,500	$1,150

Fair value of positions held for purposes other than trading:
Gross positive fair value	-	21	(21)
Gross negative fair value	13	-	13

Positive (negative) fair value of positions, net	$(13)	$21	$(34)

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

Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

-related transactions. We take trading positions with other banks only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio. Similarly, we continue to generate most of our securities trading income from customer-related transactions.

As of September 30, 2011, we had a notional amount of $33.4 billion of interest rate derivative contracts compared with $28.8 billion at December 31, 2010. The increase was primarily due to larger notional amounts on certain customer transactions. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of September 30, 2011, we had a notional amount of $3.3 billion of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of September 30, 2011, we had a notional amount of $4.8 billion of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and remove our exposure to market risk by entering into matching contracts with other counterparties. As of September 30, 2011, we had a notional amount of $2.6 billion of equity contracts representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2011 and December 31, 2010 and the change in fair value between September 30, 2011 and December 31, 2010.

(Dollars in millions)	September 30, 2011	December 31, 2010	Increase /(Decrease) September 30, 2011 From December 31, 2010
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$33,413	$28,820	$4,593
Commodity contracts	4,835	4,679	156
Foreign exchange contracts (1)	3,316	2,594	722
Equity contracts	2,632	1,313	1,319
Other contracts	60	60	-

Total	$44,256	$37,466	$6,790

Fair value of positions held for trading purposes:
Gross positive fair value	$1,292	$922	$370
Gross negative fair value	1,202	897	305

Positive fair value of positions, net	$90	$25	$65

(1)	Excludes spot contracts with notional amounts of $0.6 billion and $0.4 billion at September 30, 2011 and December 31, 2010, respectively.

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our primary sources of liquidity are core deposits (described below), our securities portfolio and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, including both senior and subordinated debt. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources, and we, therefore, maintain these sources primarily to meet our contingency funding needs.

To support asset growth, wholesale funding increased by $2.7 billion from $9.9 billion at December 31, 2010 to $12.6 billion at September 30, 2011. Total deposits increased $0.5 billion from $60.0 billion at December 31, 2010 to $60.5 billion at September 30, 2011.

Core deposits, which consist of total deposits excluding brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2011, our core deposits totaled $50.7 billion and our total loan-to-total deposit ratio was 84.4 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of September 30, 2011, the Bank had $4.5 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $21.0 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities decreased by $1.1 billion from $15.2 billion at December 31, 2010 to $14.1 billion at September 30, 2011.

•

The Bank has a $4.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.2 billion at September 30, 2011. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of September 30, 2011, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have any firm commitments in place to sell securities under this shelf registration.

We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about recent ratings agency downgrades of Japan’s credit rating and related rating downgrades for most major Japanese banks, including BTMU, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part II, Item 1A. Risk Factors of this Form 10-Q. The following table provides our credit ratings as of September 30, 2011.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor’s	Long-term Short-term	A+ A-1	A A-1

Moody’s	Long-term Short-term	A2 P-1	- -

Fitch	Long-term Short-term	A F1	A F1

DBRS	Long-term Short-term	A (high) R-1 (middle)	A R-1 (low)

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

UnionBanCal Corporation

(Dollars in millions)	September 30, 2011	December 31, 2010
Capital Components
Tier 1 capital	$8,724	$8,029
Tier 2 capital	1,542	1,656

Total risk-based capital	$10,266	$9,685

Risk-weighted assets	$66,628	$64,516

Quarterly average assets	$79,570	$77,659

(Dollars in millions)	September 30, 2011		December 31, 2010			September 30, 2011 Minimum Regulatory Requirement
Capital Ratios	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to risk-weighted assets)	$8,724	13.09%	$8,029	12.44%	≥	$2,665	4.0%
Total capital (to risk-weighted assets)	10,266	15.41	9,685	15.01	≥	5,330	8.0
Leverage (1)	8,724	10.96	8,029	10.34	≥	3,183	4.0
(1) Tier	1 capital divided by quarterly average assets (excluding certain intangible assets).

Union Bank, N.A.

(Dollars in millions)	September 30, 2011	December 31, 2010
Capital Components
Tier 1 capital	$8,447	$7,377
Tier 2 capital	1,380	1,489

Total risk-based capital	$9,827	$8,866

Risk-weighted assets	$66,483	$63,993

Quarterly average assets	$79,487	$77,229

(Dollars in millions)	September 30, 2011			December 31, 2010				September 30, 2011 Minimum Regulatory Requirement				September 30, 2011 “Well-Capitalized” Regulatory Requirement
Capital Ratios	Amount	Ratio		Amount	Ratio			Amount	Ratio			Amount	Ratio
Tier 1 capital (to risk-weighted assets)	$8,447	12.71	%	$7,377	11.53	%	≥	$2,659	4.0	%	≥	$3,989	6.0	%
Total capital (to risk-weighted assets)	9,827	14.78		8,866	13.85		≥	5,319	8.0		≥	6,648	10.0
Leverage (1)	8,447	10.63		7,377	9.55		≥	3,179	4.0		≥	3,974	5.0
(1) Tier	1 capital divided by quarterly average assets (excluding certain intangible assets).

We and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). As of September 30, 2011, management believes the capital ratios of Union Bank met all regulatory requirements of “well-capitalized” institutions.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, they are considered to be non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Part I, Item 1 of our 2010 Form 10-K for additional information regarding the Basel Committee capital standards.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010		Increase /(Decrease) September 30, 2011 From December 31, 2010
(Dollars in millions)					Amount	Percent
Total UNBC stockholder’s equity	$10,900		$10,125		$775	8%
Goodwill	(2,447)		(2,456)		9	-
Intangible assets	(383)		(457)		74	(16)
Deferred tax liabilities related to goodwill and intangible assets	140		168		(28)	(17)

Tangible common equity (a)	$8,210		$7,380		$830	11

Tier 1 capital, determined in accordance with regulatory requirements	$8,724		$8,029		$695	9
Trust preferred securities	-		(13)		13	(100)

Tier 1 common equity (b)	$8,724		$8,016		$708	9

Total assets	$84,013		$79,097		$4,916	6
Goodwill	(2,447)		(2,456)		9	-
Intangible assets	(383)		(457)		74	(16)
Deferred tax liabilities related to goodwill and intangible assets	140		168		(28)	(17)

Tangible assets (c)	$81,323		$76,352		$4,971	7

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$66,628		$64,516		$2,112	3%

Tangible common equity ratio (a)/(c)	10.10	%	9.67	%
Tier 1 common capital ratio (b)/(d)	13.09		12.42

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

The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the nine months ended September 30, 2011, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

•

An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on a predetermined percentage of usage.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended September 30,		Increase/(Decrease)		As of and for the Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Results of operations - Market View
(dollars in millions):
Net interest income (expense)	$273	$254	$19	7%	$317	$313	$4	1%
Noninterest income (expense)	70	67	3	4	143	134	9	7

Total revenue	343	321	22	7	460	447	13	3
Noninterest expense (income)	255	236	19	8	235	238	(3)	(1)
Credit expense (income)	6	7	(1)	(14)	44	64	(20)	(31)

Income (loss) before income taxes and including noncontrolling interests	82	78	4	5	181	145	36	25
Income tax expense (benefit)	32	31	1	3	46	32	14	44

Net income (loss) including noncontrolling interests	50	47	3	6	135	113	22	19
Deduct: Net loss from noncontrolling interests (2)	-	-	-	-	-	-	-	-

Net income (loss) attributable to UNBC	$50	$47	$3	6%	$135	$113	$22	19%

Average balances - Market View
(dollars in millions):
Total loans held for investment	$23,591	$22,025	$1,566	7	$27,693	$26,168	$1,525	6
Total assets	24,666	22,952	1,714	7	32,138	30,181	1,957	6
Total deposits	24,585	24,516	69	-	31,343	34,947	(3,604)	(10)
Financial ratios - Market View
Return on average assets (1)	0.80%	0.83%			1.67%	1.49%
Core efficiency ratio, excluding impact of privatization (3)	73.83	73.21			47.72	49.81
	Other				Reconciling Items
	As of and for the Three Months Ended September 30,		Increase / (Decrease)		As of and for the Three Months Ended September 30,
	2011	2010	Amount	Percent	2011	2010
Results of operations - Market View
(dollars in millions):
Net interest income (expense)	$35	$68	$(33)	(49)%	$(19)	$(17)
Noninterest income (expense)	(9)	34	(43)	nm	(19)	(17)

Total revenue	26	102	(76)	(75)	(38)	(34)
Noninterest expense (income)	127	101	26	26	(14)	(13)
Credit expense (income)	(63)	(63)	-	-	-	-

Income (loss) before income taxes and including noncontrolling interests	(38)	64	(102)	nm	(24)	(21)
Income tax expense (benefit)	(36)	44	(80)	nm	(9)	(8)

Net income (loss) including noncontrolling interests	(2)	20	(22)	nm	(15)	(13)
Deduct: Net loss from noncontrolling interests (2)	4	3	1	33	-	-

Net income (loss) attributable to UNBC	$2	$23	$(21)	(91)%	$(15)	$(13)

Average balances - Market View
(dollars in millions):
Total loans held for investment	$1,037	$1,844	$(807)	(44)	$(2,107)	$(1,932)
Total assets	27,532	31,083	(3,551)	(11)	(2,139)	(1,951)
Total deposits	5,884	7,230	(1,346)	(19)	(2,232)	(1,871)
Financial ratios - Market View
Return on average assets (1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization (3)	na	na			na	na
	UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase /(Decrease)
	2011	2010	Amount	Percent
Results of operations - Market View
(dollars in millions):
Net interest income (expense)	$606	$618	$(12)	(2)%
Noninterest income (expense)	185	218	(33)	(15)

Total revenue	791	836	(45)	(5)
Noninterest expense (income)	603	562	41	7
Credit expense (income)	(13)	8	(21)	nm

Income (loss) before income taxes and including noncontrolling interests	201	266	(65)	(24)
Income tax expense (benefit)	33	99	(66)	(67)

Net income (loss) including noncontrolling interests	168	167	1	1
Deduct: Net loss from noncontrolling interests (2)	4	3	1	33

Net income (loss) attributable to UNBC	$172	$170	$2	1%

Average balances - Market View
(dollars in millions):
Total loans held for investment	$50,214	$48,105	$2,109	4
Total assets	82,197	82,265	(68)	-
Total deposits	59,580	64,822	(5,242)	(8)
Financial ratios - Market View
Return on average assets (1)	0.83%	0.82%
Core efficiency ratio, excluding impact of privatization (3)	70.41	61.13

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).

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

na = not applicable

nm = not meaningful

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Retail Banking				Corporate Banking
	As of and for the Nine Months Ended September 30,		Increase/(Decrease)		As of and for the Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Results of operations - Market View
(dollars in millions):
Net interest income (expense)	$807	$723	$84	12%	$933	$917	$16	2%
Noninterest income (expense)	207	208	(1)	-	422	391	31	8

Total revenue	1,014	931	83	9	1,355	1,308	47	4
Noninterest expense (income)	784	683	101	15	713	712	1	-
Credit expense (income)	19	20	(1)	(5)	145	216	(71)	(33)

Income (loss) before income taxes and including noncontrolling interests	211	228	(17)	(7)	497	380	117	31
Income tax expense (benefit)	82	89	(7)	(8)	119	78	41	53

Net income (loss) including noncontrolling interests	129	139	(10)	(7)	378	302	76	25
Deduct: Net loss from noncontrolling interests (2)	-	-	-	-	-	-	-	-

Net income (loss) attributable to UNBC	$129	$139	$(10)	(7)%	$378	$302	$76	25%

Average balances - Market View
(dollars in millions):
Total loans held for investment	$23,023	$21,832	$1,191	5	$26,861	$26,544	$317	1
Total assets	24,057	22,727	1,330	6	31,102	30,359	743	2
Total deposits	24,448	22,613	1,835	8	30,429	38,415	(7,986)	(21)
Financial ratios - Market View
Return on average assets (1)	0.71%	0.82%			1.62%	1.33%
Core efficiency ratio, excluding impact of privatization (3)	77.09	73.25			49.18	51.22
	Other				Reconciling Items
	As of and for the Nine Months Ended September 30,		Increase/(Decrease)		As of and for the Nine Months Ended September 30,
	2011	2010	Amount	Percent	2011	2010
Results of operations - Market View
(dollars in millions):
Net interest income (expense)	$155	$201	$(46)	(23)%	$(57)	$(48)
Noninterest income (expense)	91	124	(33)	(27)	(55)	(51)

Total revenue	246	325	(79)	(24)	(112)	(99)
Noninterest expense (income)	341	315	26	8	(42)	(39)
Credit expense (income)	(372)	(14)	(358)	nm	(1)	-

Income (loss) before income taxes and including noncontrolling interests	277	24	253	nm	(69)	(60)
Income tax expense (benefit)	104	37	67	181	(27)	(23)

Net income (loss) including noncontrolling interests	173	(13)	186	nm	(42)	(37)
Deduct: Net loss from noncontrolling interests (2)	11	10	1	10	-	-

Net income (loss) attributable to UNBC	$184	$(3)	$185	nm %	$(42)	$(37)

Average balances - Market View
(dollars in millions):
Total loans held for investment	$1,303	$1,124	$179	16	$(2,066)	$(1,902)
Total assets	27,805	33,022	(5,217)	(16)	(2,094)	(1,922)
Total deposits	6,382	10,632	(4,250)	(40)	(2,130)	(1,750)
Financial ratios - Market View
Return on average assets (1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization (3)	na	na			na	na
	UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
Results of operations - Market View
(dollars in millions):
Net interest income (expense)	$1,838	$1,793	$45	3%
Noninterest income (expense)	665	672	(7)	(1)

Total revenue	2,503	2,465	38	2
Noninterest expense (income)	1,796	1,671	125	7
Credit expense (income)	(209)	222	(431)	nm

Income (loss) before income taxes and including noncontrolling interests	916	572	344	60
Income tax expense (benefit)	278	181	97	54

Net income (loss) including noncontrolling interests	638	391	247	63
Deduct: Net loss from noncontrolling interests (2)	11	10	1	10

Net income (loss) attributable to UNBC	$649	$401	$248	62%

Average balances - Market View
(dollars in millions):
Total loans held for investment	$49,121	$47,598	$1,523	3
Total assets	80,870	84,186	(3,316)	(4)
Total deposits	59,129	69,910	(10,781)	(15)
Financial ratios - Market View
Return on average assets (1)	1.07%	0.64%
Core efficiency ratio, excluding impact of privatization (3)	67.13	61.68

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 353 full-service branches in California and 50 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

The Community Banking Division is organized geographically and serves its customers in the following ways:

–	through banking branches and ATMs which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

–	through its call center and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

–	through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

•	the Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

During the nine months ended September 30, 2011, net income of Retail Banking decreased 7 percent compared to the same period in 2010, resulting from a 15 percent increase in noninterest expense, partially offset by a 12 percent increase in net interest income. The increase in noninterest expense was primarily due to higher staff and other costs allocated from support groups as well as higher staff costs and ongoing acquisition-related expenses. The increase in net interest income was primarily due to the growth in loans and deposits along with a decline in the funding charge for loans, which outpaced the rate of decline in the loan yields.

Average asset growth for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily driven by a 5 percent growth in average loans held for investment, mainly in residential mortgages.

Average deposits increased 8 percent during the nine months ended September 30, 2011 compared to the same period in 2010. The key drivers for this increase include acquisition-related deposits and Retail Banking’s strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Banking is comprised of the following main divisions:

•	the Commercial Banking Division, which includes the following operating units:

–	Commercial Banking, which provides commercial lending products and treasury management services to middle market and corporate companies primarily in California, Oregon and Washington;

–

Power and Utilities, which provides treasury management products and commercial lending products including commercial lines of credit and project financing to independent power producers as well as regulated utility companies;

–	Petroleum, which provides commercial lending products, including reserve-based lines of credit, commercial lines of credit as well as treasury management products to oil and gas companies;

–

National Banking provides commercial lending and treasury management products to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as healthcare, entertainment, and food and beverage; and

–

Specialized Industries provides commercial lending and treasury products to middle-market and corporate clients in specific industries on a national basis, including commercial finance, funds finance, environmental services and non-profits.

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

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Additionally, this division includes the Institutional Services operating unit, which provides custody, corporate trust, and retirement plan services. The client base of this operating unit includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Retirement Plan Services provides defined benefit services, including trustee services and investment management; and

•	the Wealth Markets Division consists of the following operating units:

–

The Private Bank focuses primarily on delivering financial services to high net worth individuals with sophisticated financial needs as well as to professional service firms, foundations and endowments. Specific products and services include trust and estate services, financial planning, investment account management services, and deposit and credit products;

–

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

–

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the nine months ended September 30, 2011, net income of Corporate Banking increased 25 percent, compared to the same period in 2010, primarily resulting from a 2 percent increase in net interest income, an 8 percent increase in noninterest income and a 33 percent decrease in credit expense. During the nine months ended September 30, 2011, average loans held for investment increased 1 percent compared to the same period in 2010, primarily due to increases in our commercial and industrial loan portfolio, partially offset by a decrease in our real estate construction loan portfolio.

During the nine months ended September 30, 2011, average deposits decreased 21 percent compared to the same period in 2010, primarily due to a decrease in interest bearing core deposits. This planned deposit decline resulted primarily from targeted rate reductions.

Noninterest income increased 8 percent during the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to higher merchant banking fees, partially offset by lower deposit fees.

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

•	goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction;

•	the FDIC covered assets; and

•	the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.1 percent and our consolidated effective tax rate.

The increase in net income of $185 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 is primarily due to the following factors:

•

an increase in credit income of $358 million, which reflects the improvement in credit quality of our loan portfolio. Credit income of $372 million for the nine months ended September 30, 2011 was due to the difference between the $209 million reversal of provision for loan losses calculated under our US GAAP methodology and the $163 million in expected losses for the reportable business segments, which utilizes the RAROC methodology. This compares to a credit income of $14 million in the nine months ended September 30, 2010;

•

noninterest income decreased $33 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This decrease is due to lower gains on the sales of ALM investment securities and a decrease in indemnification asset accretion, driven by better than expected FDIC covered loan performance; and

•

noninterest expense increased $26 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase is due to higher staff costs, partially offset by an increase in the reversal of the provision for losses on off-balance sheet commitments.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.	Controls and Procedures

Disclosure Controls. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting. During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Interest Income
Loans	$576	$582	$1,700	$1,690
Securities	123	132	404	410
Other	3	2	6	12

Total interest income	702	716	2,110	2,112

Interest Expense
Deposits	53	70	159	234
Commercial paper and other short-term borrowings	2	1	5	4
Long-term debt	41	27	108	81

Total interest expense	96	98	272	319

Net Interest Income	606	618	1,838	1,793
(Reversal of) provision for loan losses	(13)	8	(209)	222

Net interest income after (reversal of) provision for loan losses	619	610	2,047	1,571

Noninterest Income
Service charges on deposit accounts	57	62	170	192
Trust and investment management fees	33	33	101	99
Trading account activities	27	32	88	78
Merchant banking fees	27	19	75	55
Securities gains, net	1	11	58	72
Brokerage commissions and fees	12	11	37	30
Card processing fees, net	11	10	33	31
Other	17	40	103	115

Total noninterest income	185	218	665	672

Noninterest Expense
Salaries and employee benefits	348	293	1,038	892
Net occupancy and equipment	64	65	196	188
Professional and outside services	55	54	154	143
Intangible asset amortization	25	31	74	93
Regulatory assessments	14	30	54	90
(Reversal of) provision for losses on off-balance sheet commitments	-	(8)	(31)	(12)
Other	97	97	311	277

Total noninterest expense	603	562	1,796	1,671

Income before income taxes and including noncontrolling interests	201	266	916	572
Income tax expense	33	99	278	181

Net Income including Noncontrolling Interests	168	167	638	391
Deduct: Net loss from noncontrolling interests	4	3	11	10

Net Income attributable to UnionBanCal Corporation (UNBC)	$172	$170	$649	$401

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,277	$946
Interest bearing deposits in banks (includes $7 at September 30, 2011 and $11 at December 31, 2010 related to consolidated variable interest entities (VIEs))	2,757	217
Federal funds sold and securities purchased under resale agreements	28	11

Total cash and cash equivalents	4,062	1,174
Trading account assets (includes $6 at September 30, 2011 and $43 at December 31, 2010 of assets pledged as collateral)	1,120	999
Securities available for sale (includes $10 at December 31, 2010 of securities pledged as collateral)	19,633	20,791
Securities held to maturity (Fair value: September 30, 2011, $1,474; December 31, 2010, $1,560)	1,329	1,323
Loans held for investment:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	49,904	46,584
FDIC covered loans	1,094	1,510

Total loans held for investment	50,998	48,094
Allowance for loan losses	(768)	(1,191)

Loans held for investment, net	50,230	46,903
Premises and equipment, net	673	712
Intangible assets Goodwill	383	457
	2,447	2,456
FDIC indemnification asset	616	783
Other assets (includes $290 at September 30, 2011 and $283 at December 31, 2010 related to consolidated VIEs)	3,520	3,499

Total assets	$84,013	$79,097

Liabilities
Deposits:
Noninterest bearing	$19,630	$16,343
Interest bearing	40,824	43,611

Total deposits	60,454	59,954
Commercial paper and other short-term borrowings	2,455	1,356
Long-term debt (includes $8 at September 30, 2011 and December 31, 2010 related to consolidated VIEs)	7,064	5,598
Trading account liabilities	946	774
Other liabilities (includes $3 at September 30, 2011 and $2 at December 31, 2010 related to consolidated VIEs)	1,925	1,024

Total liabilities	72,844	68,706

Commitments, contingencies and guarantees—See Note 13

Equity
UNBC Stockholder’s Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $1 per share:
Authorized 300,000,000 shares; 136,330,829 shares issued	136	136
Additional paid-in capital	5,203	5,198
Retained earnings	6,117	5,468
Accumulated other comprehensive loss	(556)	(677)

Total UNBC stockholder’s equity	10,900	10,125
Noncontrolling interests	269	266

Total equity	11,169	10,391

Total liabilities and equity	$84,013	$79,097

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

	UNBC Stockholder’s Equity
(Dollars in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total stockholder’s equity
BALANCE DECEMBER 31, 2009	$136	$5,195	$4,900	$(651)	$-	$9,580

Cumulative effect from change in accounting for VIEs					272	272
Cumulative effect from change in accounting for embedded credit derivatives, net of tax			(5)	7		2
Comprehensive income:
Net income (loss) - For the nine months ended September 30, 2010			401		(10)	391
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(51)		(51)
Net change in unrealized losses on securities				190		190
Foreign currency translation adjustment				1		1
Net change in pension and other benefits				11		11

Total comprehensive income, net of tax						542
Other					11	11

Net change	-	-	396	158	273	827

BALANCE SEPTEMBER 30, 2010	$136	$5,195	$5,296	$(493)	$273	$10,407

BALANCE DECEMBER 31, 2010	$136	$5,198	$5,468	$(677)	$266	$10,391

Comprehensive income:
Net income (loss) - For the nine months ended September 30, 2011			649		(11)	638
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges				(3)		(3)
Net change in unrealized losses on securities				96		96
Foreign currency translation adjustment				(1)		(1)
Net change in pension and other benefits				29		29

Total comprehensive income, net of tax						759
Compensation expense—restricted stock units		5				5
Other					14	14

Net change	-	5	649	121	3	778

BALANCE SEPTEMBER 30, 2011	$136	$5,203	$6,117	$(556)	$269	$11,169

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$638	$391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(209)	222
(Reversal of) provision for losses on off-balance sheet commitments	(31)	(12)
Depreciation, amortization and accretion, net	157	185
Stock-based compensation - restricted stock units	5	-
Deferred income taxes	185	31
Net gains on sales of securities	(58)	(72)
Net decrease (increase) in trading account assets	(121)	(446)
Net decrease (increase) in prepaid expenses	55	(10)
Net decrease (increase) in fees and other receivable	(93)	(161)
Net decrease (increase) in other assets	51	143
Net increase (decrease) in accrued expenses	(4)	78
Net increase (decrease) in trading account liabilities	171	457
Net increase (decrease) in other liabilities	824	105
Loans originated for resale	(17)	-
Net proceeds from sale of loans originated for resale	19	-
Other, net	(74)	(1)

Total adjustments	860	519

Net cash provided by (used in) operating activities	1,498	910

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,463	3,137
Proceeds from matured and called securities available for sale	3,941	8,218
Purchases of securities available for sale	(7,083)	(6,721)
Proceeds from matured securities held to maturity	74	5
Purchases of premises and equipment, net	(44)	(72)
Proceeds from sales of loans	186	360
Net decrease (increase) in loans	(3,376)	541
Proceeds from FDIC loss share agreements	134	95
Net cash acquired from acquisitions	-	272
Other, net	(3)	(7)

Net cash provided by (used in) investing activities	(1,708)	5,828

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	500	(9,865)
Net increase (decrease) in commercial paper and other short-term borrowings	1,099	(657)
Proceeds from issuance of long-term debt	2,000	1,250
Repayment of long-term debt	(513)	(1,519)
Other, net	(2)	1
Change in noncontrolling interests	14	11

Net cash provided by (used in) financing activities	3,098	(10,779)

Net change in cash and cash equivalents	2,888	(4,041)
Cash and cash equivalents at beginning of period	1,174	8,226
Effect of exchange rate changes on cash and cash equivalents	-	1

Cash and cash equivalents at end of period	$4,062	$4,186

Cash Paid During the Period For:
Interest	$246	$300
Income taxes, net	117	99
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$-	$3,227
Fair value of liabilities assumed	-	3,499
Net transfer of loans held for investment to loans held for sale	198	417
Transfer of loans held for investment to other real estate owned assets (OREO)	126	78

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 1 - Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated VIEs (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements in conformity with US GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

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

UnionBanCal Corporation is a financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, and New York, as well as nationally and internationally.

During the nine months ended September 30, 2011, payments received of $134 million related to the loss share agreements with the Federal Deposit Insurance Corporation (FDIC) in conjunction with the Company’s FDIC-assisted acquisitions are disclosed separately as proceeds from FDIC loss share agreements and are classified within cash flows from investing activities. These proceeds were previously classified under cash flows from operating activities and totaled $95 million and $165 million in the third quarter and full year 2010, respectively.

Note 2 - Recently Issued Accounting Pronouncements That Are Not Yet Adopted

Goodwill- Impairment testing

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), which provides an option of performing a qualitative approach to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform step one of the two-step goodwill impairment test. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Earlier adoption is permitted. Management does not expect the adoption of this guidance to impact the Company’s financial position and results of operations.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Note 3 - Business Combinations

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

Note 4 - Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

Securities Available for Sale

	September 30, 2011
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$5,570	$42	$1	$5,611
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	11,630	184	6	11,808
Privately issued	851	1	58	794
Commercial mortgage-backed securities	859	3	5	857
Asset-backed securities	287	1	-	288
Other debt securities	183	9	2	190
Equity securities	85	-	-	85

Total securities available for sale	$19,465	$240	$72	$19,633

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	December 31, 2010
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$-	$-	$150
U.S. government sponsored agencies	6,689	75	-	6,764
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	12,743	138	125	12,756
Privately issued	710	4	32	682
Commercial mortgage-backed securities	3	-	1	2
Asset-backed securities	240	-	-	240
Other debt securities	151	6	-	157
Equity securities	40	1	1	40

Total securities available for sale	$20,726	$224	$159	$20,791

Securities Held to Maturity

	September 30, 2011
		Recognized in Other Comprehensive Income (OCI)			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,728	$-	$399	$1,329	$151	$6	$1,474

	December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,778	$-	$455	$1,323	$238	$1	$1,560

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

Maturity Schedule of Securities

Securities Available for Sale

	September 30, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,600	$2,614
Due after one year through five years	3,412	3,449
Due after five years through ten years	712	736
Due after ten years	12,656	12,749
No stated maturity—equity securities	85	85

Total securities available for sale	$19,465	$19,633

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Securities Held to Maturity

	September 30, 2011
(Dollars in millions)	Amortized Cost	Carrying Value	Fair Value
Due after one year through five years	$391	$325	$367
Due after five years through ten years	1,269	958	1,057
Due after ten years	68	46	50

Total securities held to maturity	$1,728	$1,329	$1,474

The proceeds from sales of securities available for sale and gross realized gains for the three and nine months ended September 30, 2011 and 2010 are shown below. There were no gross realized losses for the same periods. The specific identification method is used to calculate realized gains and losses on sales. The table below excludes losses from other-than-temporary impairment.

Sales of Securities Available for Sale

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Proceeds from sales	$632	$1,047	$4,463	$3,137
Gross realized gains	1	14	59	79

Analysis of Unrealized Losses on Securities

At September 30, 2011 and December 31, 2010, the Company’s securities with a continuous unrealized loss position are shown below, separately for periods less than 12 months and 12 months or more.

Securities Available for Sale

	September 30, 2011
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored agencies	$804	$1	$-	$-	$804	$1
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	1,601	5	74	1	1,675	6
Privately issued	561	22	82	36	643	58
Commercial mortgage-backed securities	463	4	2	1	465	5
Asset-backed securities	28	-	-	-	28	-
Other debt securities	23	2	3	-	26	2
Equity securities	4	-	-	-	4	-

Total securities available for sale	$3,484	$34	$161	$38	$3,645	$72

	December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored agencies	$240	$-	$-	$-	$240	$-
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	6,320	125	35	-	6,355	125
Privately issued	140	1	165	31	305	32
Commercial mortgage-backed securities	-	-	2	1	2	1
Asset-backed securities	110	-	-	-	110	-
Other debt securities	1	-	20	-	21	-
Equity securities	5	1	-	-	5	1

Total securities available for sale	$6,816	$127	$222	$32	$7,038	$159

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Securities Held to Maturity

September 30, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$57	$-	$3	$1,408	$399	$3	$1,465	$399	$6

December 31, 2010
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$-	$-	$-	$1,558	$455	$1	$1,558	$455	$1

At September 30, 2011, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity. The Company also believes it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

The following describes the nature of the Company’s investments, the causes of impairment, the severity and duration of the impairment, if applicable, and the conclusions reached on the temporary or other-than-temporary status of the significant unrealized losses.

Residential Mortgage-Backed Securities—Privately Issued

Non-agency residential mortgage-backed securities are privately issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the nine months ended September 30, 2011 was not significant. With respect to the remaining portfolio at September 30, 2011, the Company expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligations

The Company’s CLOs primarily consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Certain of these CLOs are illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market’s opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2011, no other-than-temporary impairment was recorded.

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

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At September 30, 2011, the Company had

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

$4.8 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.1 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.6 billion) and to secure public and trust department deposits ($3.1 billion).

At September 30, 2011 and December 31, 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $28 million ($14 million of which has been repledged to cover short sales) and $12 million ($1 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company’s collateral needs.

Note 5 – Loans and Allowance for Loan Losses

A summary of loans, net of unearned discount/premiums and deferred fees of $53 million and $70 million at September 30, 2011 and December 31, 2010, respectively, is as follows:

	September 30,	December 31,
(Dollars in millions)	2011	2010
Loans held for investment, excluding FDIC covered loans:
Commercial and industrial	$17,545	$15,162
Commercial mortgage	7,927	7,816
Construction	966	1,460
Lease financing	693	757

Total commercial portfolio	27,131	25,195

Residential mortgage	19,043	17,531
Home equity and other consumer loans	3,730	3,858

Total consumer portfolio	22,773	21,389

Total loans held for investment, excluding FDIC covered loans	49,904	46,584
FDIC covered loans	1,094	1,510

Total loans held for investment	50,998	48,094
Allowance for loan losses	(768)	(1,191)

Loans held for investment, net	$50,230	$46,903

Loans Acquired in Business Combinations

The Company evaluated loans acquired in the Frontier and Tamalpais transactions in accordance with accounting guidance related to loans acquired with deteriorated credit quality as of the acquisition date. Management elected to account for all acquired loans, except for revolving lines of credit, within the scope of the accounting guidance related to loans acquired with deteriorated credit quality.

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

The accretable yield for purchased credit-impaired loans for the three and nine months ended September 30, 2011 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Accretable yield, begining of period	$350	$313	$231	$-
Additions	-	-	-	335
Accretion	(54)	(30)	(132)	(52)
Reclassifications from nonacccretable difference during the period	111	-	308	-

Accretable yield, end of period	$407	$283	$407	$283

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The carrying value and outstanding balance for the purchased credit-impaired loans as of September 30, 2011, December 31, 2010 and as of the respective acquisition dates were as follows:

(Dollars in millions)	September 30, 2011	December 31, 2010	Acquisition Date
Total outstanding balance	$2,272	$2,829	$3,153

Carrying value	$1,038	$1,394	$1,725

The carrying value of other acquired loans totaled $56 million and $116 million as of September 30, 2011 and December 31, 2010, respectively. Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank’s internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans.

Allowance for Loan Losses

The following table provides a reconciliation of changes in the allowance for loan losses by portfolio segments.

	For the Three Months Ended September 30, 2011					For the Three Months Ended September 30, 2010
(Dollars in millions)	Commercial	Consumer	FDIC Covered	Unallocated	Total	Total
Allowance for loan losses, beginning of period	$475	$151	$17	$183	$826	$1,358
(Reversal of) provision for loan losses	30	13	-	(56)	(13)	8
Provision for FDIC covered loan losses not subject to
FDIC indemnification	-	-	-	-	-	-
Decrease in allowance covered by FDIC indemnification	-	-	-	-	-	-
Other	(1)	-	-	-	(1)	-
Loans charged off	(35)	(21)	(1)	-	(57)	(102)
Recoveries of loans previously charged off	10	2	1	-	13	13

Allowance for loan losses, end of period	$479	$145	$17	$127	$768	$1,277

	For the Nine Months Ended September 30, 2011					For the Nine Months Ended September 30, 2010
(Dollars in millions)	Commercial	Consumer	FDIC Covered	Unallocated	Total	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191	$1,357
(Reversal of) provision for loan losses	(62)	26	-	(171)	(207)	222
Provision for FDIC covered loan losses not subject to
FDIC indemnification	-	-	(2)	-	(2)	-
Decrease in allowance covered by FDIC indemnification	-	-	(5)	-	(5)	-
Other	(1)	-	-	-	(1)	-
Loans charged off	(182)	(69)	(2)	-	(253)	(349)
Recoveries of loans previously charged off	41	3	1	-	45	47

Allowance for loan losses, end of period	$479	$145	$17	$127	$768	$1,277

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the allowance for loans losses and related loan balances by portfolio segment as of September 30, 2011 and December 31, 2010.

	0000000000	0000000000	0000000000	0000000000	0000000000
	September 30, 2011
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$60	$12	$1	$-	$73
Collectively evaluated for impairment	419	133	-	127	679
Purchased credit-impaired loans	-	-	16	-	16

Total allowance for loan losses	$479	$145	$17	$127	$768

Loans held for investment:
Individually evaluated for impairment	$497	$125	$13	$-	$635
Collectively evaluated for impairment	26,634	22,648	43	-	49,325
Purchased credit-impaired loans	-	-	1,038	-	1,038

Total loans held for investment	$27,131	$22,773	$1,094	$-	$50,998

	December 31, 2010
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$112	$8	$-	$-	$120
Collectively evaluated for impairment	571	177	-	298	1,046
Purchased credit-impaired loans	-	-	25	-	25

Total allowance for loan losses	$683	$185	$25	$298	$1,191

Loans held for investment:
Individually evaluated for impairment	$572	$79	$26	$-	$677
Collectively evaluated for impairment	24,623	21,310	90	-	46,023
Purchased credit-impaired loans	-	-	1,394	-	1,394

Total loans held for investment	$25,195	$21,389	$1,510	$-	$48,094

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

Nonaccrual and Past Due Loans

Nonaccrual loans, excluding FDIC covered loans, totaled $0.7 billion and $0.8 billion at September 30, 2011 and December 31, 2010, respectively. There were $580 million and $220 million of TDR loans at September 30, 2011 and December 31, 2010, respectively. Loans 90 days or more past due and still accruing totaled $3 million at September 30, 2011 and $2 million at December 31, 2010.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents nonaccrual loans as of September 30, 2011 and December 31, 2010.

(Dollars in millions)	September 30, 2011	December 31, 2010
Commercial and industrial	$163	$115
Commercial mortgage	206	329
Construction	16	140

Total commercial portfolio	385	584

Residential mortgage	259	243
Home equity and other consumer loans	25	22

Total consumer portfolio	284	265

Total nonaccrual loans, excluding FDIC covered loans	669	849
FDIC covered loans	56	116

Total nonaccrual loans	$725	$965

Troubled debt restructured loans that continue to accrue interest	$226	$22

Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$354	$198

The following table shows an aging of the balance of loans held for investment, excluding FDIC covered loans, by class as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Aging Analysis of Loans					90 days or more past due
		30 to 89	90 days or
		days past	more past	Total past		and still
(Dollars in millions)	Current	due	due	due	Total	accruing
Commercial and industrial	$18,214	$15	$9	$24	$18,238	$1
Commercial mortgage	7,846	58	23	81	7,927	2
Construction	930	36	-	36	966	-

Total commercial portfolio	26,990	109	32	141	27,131	3

Residential mortgage	18,661	177	205	382	19,043	-
Home equity and other consumer loans	3,688	22	20	42	3,730	-

Total consumer portfolio	22,349	199	225	424	22,773	-

Total loans held for investment, excluding FDIC covered loans	$49,339	$308	$257	$565	$49,904	$3

	December 31, 2010
	Aging Analysis of Loans					90 days or more past due
		30 to 89	90 days or
		days past	more past	Total past		and still
(Dollars in millions)	Current	due	due	due	Total	accruing
Commercial and industrial	$15,866	$22	$31	$53	$15,919	$2
Commercial mortgage	7,695	71	50	121	7,816	-
Construction	1,378	41	41	82	1,460	-

Total commercial portfolio	24,939	134	122	256	25,195	2

Residential mortgage	17,181	148	202	350	17,531	-
Home equity and other consumer loans	3,819	20	19	39	3,858	-

Total consumer portfolio	21,000	168	221	389	21,389	-

Total loans held for investment, excluding FDIC covered loans	$45,939	$302	$343	$645	$46,584	$2

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $1.0 billion and $1.5 billion covered by FDIC loss share agreements, at September 30, 2011 and December 31, 2010, respectively. Amounts also exclude $541 million and $635 million at September 30, 2011 and December 31, 2010, respectively, of small business loans, which are monitored by business credit score and delinquency status; unamortized nonrefundable loan fees; and related direct loan origination costs.

	September 30, 2011
(Dollars in millions)	Commercial and industrial	Construction	Commercial mortgage	Total
Pass	$16,437	$799	$6,713	$23,949
Criticized	706	154	1,112	1,972

Total	$17,143	$953	$7,825	$25,921

	December 31, 2010
(Dollars in millions)	Commercial and industrial	Construction	Commercial mortgage	Total
Pass	$13,982	$902	$6,205	$21,089
Criticized	1,235	623	1,526	3,384

Total	$15,217	$1,525	$7,731	$24,473

The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $89 million and $122 million of loans covered by FDIC loss share agreements, at September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$18,784	$259	$19,043
Home equity and other consumer loans	3,705	25	3,730

Total	$22,489	$284	$22,773

	December 31, 2010
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$17,288	$243	$17,531
Home equity and other consumer loans	3,836	22	3,858

Total	$21,124	$265	$21,389

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company also monitors the credit quality for substantially all of its consumer portfolio segment using the credit score provided by Fair Isaacs Corporation (FICO). FICO credit scores are refreshed at least on a quarterly basis to monitor the quality of the portfolio. The following table summarizes the loans in the consumer portfolio segment monitored for credit quality based on refreshed FICO scores at September 30, 2011, excluding loans serviced by third-party service providers and loans covered by FDIC loss share agreements, as discussed above. Amounts also exclude unamortized nonrefundable loan fees, related direct loan origination costs and the Company’s privatization adjustments.

	September 30, 2011
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$14,393	$2,614	$17,007	76%
Below 720	3,985	995	4,980	23
No FICO available (1)	245	69	314	1

Total	$18,623	$3,678	$22,301	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Troubled Debt Restructurings

The Company adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02) as of July 1, 2011. This update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. Applying this new guidance, the Company reassessed its TDR determination for all loan modifications made to borrowers experiencing financial difficulty occurring on or after January 1, 2011. As of September 30, 2011, the recorded investment in TDRs for which the allowance for loan losses was previously measured under a formula allowance and is now measured on an individual loan basis was $215 million, and the related allowance for loan losses was $22 million. There was no significant impact to our allowance for loan losses as a result of adopting this guidance.

The following table provides a summary of the Company’s TDRs as of September 30, 2011 and December 31, 2010. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $33 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2011.

(Dollars in millions)	September 30, 2011	December 31, 2010
Commercial and industrial	$207	$30
Commercial mortgage	174	111
Construction	67	-

Total commercial portfolio	448	141

Residential mortgage	121	79
Home equity and other consumer loans	3	-

Total consumer portfolio	124	79

FDIC covered loans	8	-

Total troubled debt restructured loans	$580	$220

For the three and nine months ended September 30, 2011, the significant TDR modifications made within our commercial and consumer portfolio segments were primarily long-term in nature. In the commercial and industrial, commercial mortgage and construction loan classes, modifications were primarily composed of interest rate concessions, maturity extensions, and payment deferrals, or some combination thereof. In the residential mortgage and home equity and other consumer loan classes, substantially all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to these TDR loan modifications were insignificant for the three and nine months ended September 30, 2011, respectively. For the commercial and

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring for the three and nine months ended September 30, 2011.

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Pre-modification	Post-modification	Pre-modification	Post-modification
	outstanding	outstanding	outstanding	outstanding
	recorded	recorded	recorded	recorded
(Dollars in millions)	investment (1)	investment (1)	investment (1)	investment (1)
Commercial and industrial	$168	$162	$220	$213
Commercial mortgage	115	109	115	109
Construction	24	24	72	72

Total commercial portfolio	307	295	407	394

Residential mortgage	21	21	51	51
Home equity and other consumer loans	-	-	3	3

Total consumer portfolio	21	21	54	54

FDIC covered loans	9	9	12	12

Total troubled debt restructurings	$337	$325	$473	$460

(1)	Represents pre- and post-modification amounts as of the date of restructuring.

The following table provides the recorded investment amounts of TDRs as of September 30, 2011 which were modified within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2011. A payment default is defined as the loan being 60 days or more past due.

	As of the three	As of the nine
	months ended	months ended
(Dollars in millions)	September 30, 2011	September 30, 2011
Commercial and industrial	$8	$8
Commercial mortgage	8	33
Construction	15	15

Total commercial portfolio	31	56

Residential mortgage	10	13
Home equity and other consumer loans	-	-

Total consumer portfolio	10	13

FDIC covered loans	5	5

Total troubled debt restructurings	$46	$74

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following tables show information about impaired loans by class as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Recorded Investment			Allowance for impaired loans	Unpaid principal balance
	With an	Without an			Average	With an	Without an
(Dollars in millions)	allowance	allowance	Total		balance	allowance	allowance
Commercial and industrial	$176	$54	$230	$43	$159	$183	$97
Commercial mortgage	120	80	200	10	238	150	101
Construction	26	41	67	7	75	38	35

Total commercial portfolio	322	175	497	60	472	371	233

Residential mortgage	122	-	122	11	101	121	-
Home equity and other consumer loans	3	-	3	1	2	3	-

Total consumer portfolio	125	-	125	12	103	124	-

Total, excluding FDIC covered loans	447	175	622	72	575	495	233
FDIC covered loans	3	10	13	1	19	7	26

Total	$450	$185	$635	$73	$594	$502	$259

	December 31, 2010
	Recorded Investment			Allowance for impaired loans	Unpaid principal balance
	With an	Without an			Average	With an	Without an
(Dollars in millions)	allowance	allowance	Total		balance	allowance	allowance
Commercial and industrial	$110	$3	$113	$31	$210	$138	$10
Commercial mortgage	308	12	320	66	434	371	18
Construction	134	5	139	15	301	162	6

Total commercial portfolio	552	20	572	112	945	671	34

Residential mortgage	79	-	79	8	40	79	-

Total consumer portfolio	79	-	79	8	40	79	-

Total, excluding FDIC covered loans	631	20	651	120	985	750	34
FDIC covered loans	1	25	26	-	5	11	45

Total	$632	$45	$677	$120	$990	$761	$79

Interest income recognized for impaired loans during the third quarter of 2011 for the commercial, consumer and FDIC covered loan portfolio segments were $4.2 million, $1.7 million and $0.6 million, respectively. Interest income recognized for impaired loans during the nine months ended September 30, 2011 for the commercial, consumer and FDIC covered loan portfolio segments were $5.4 million, $3.9 million and $1.1 million, respectively.

The Company transferred $198 million of loans from held for investment to held for sale and sold $187 million in loans during the nine months ended September 30, 2011.

Note 6 - Variable Interest Entities, Private Capital and Other Investments

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

Consolidated VIEs

At September 30, 2011, assets of $297 million and liabilities of $11 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments.

For the three months and nine months ended September 30, 2011, the Company recorded $6 million and $18 million of expenses related to its consolidated VIEs, respectively. For the three months and nine months ended September 30, 2010, the Company recorded $6 million and $17 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at September 30, 2011. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying value of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	September 30, 2011
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$517	$27	$690
Renewable energy investments	294	-	294
Private capital investments	121	-	182

Total unconsolidatcd VIEs	$932	$27	$1,166

Private Capital and Other Investments

The following table shows the balances of private capital and other investments as of September 30, 2011 and December 31, 2010.

(Dollars in millions)	September 30, 2011	December 31, 2010
Private capital and other investments:
Renewable energy investments	$294	$300
Consolidated VIEs	290	283
LIHC investments - unguaranteed	347	316
LIHC investments - guaranteed	170	157
Private capital investments - cost basis	92	85
Private capital investments - equity method	41	40

Total private capital and other investments	$1,234	$1,181

The Company evaluates these investments periodically for other-than-temporary impairment. During the nine months ended September 30, 2011, the Company did not record any impairment related to these investments. For further information on the Company’s private capital and other investments, see Note 8 to the consolidated financial statements in the Company’s 2010 Form 10-K.

Note 7 - Employee Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010.

	Pension Benefits		Other Benefits		Superannuation, SERP (1) and ESBP (2)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$14	$12	$3	$2	$-	$-
Interest cost	25	23	4	4	-	-
Expected return on plan assets	(37)	(37)	(4)	(3)	-	-
Amortization of transition amount	-	-	1	-	-	-
Recognized net actuarial loss	11	4	1	1	1	1

Total net periodic benefit cost	$13	$2	$5	$4	$1	$1

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Pension Benefits		Other Benefits		Superannuation, SERP (1) and ESBP (2)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$43	$37	$9	$7	$1	$1
Interest cost	74	68	10	10	2	2
Expected return on plan assets	(110)	(109)	(10)	(9)	-	-
Amortization of transition amount	-	-	1	1	-	-
Recognized net actuarial loss	33	11	4	4	1	1

Total net periodic benefit cost	$40	$7	$14	$13	$4	$4

(1)  Supplemental Executives Retirement Plan (SERP).

(2)  Executive Supplemental Benefit Plans (ESBP).

Note 8 - Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2011	December 31, 2010
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.06% and 0.15% at September 30, 2011 and December 31, 2010, respectively	$125	$170
Commercial paper, with weighted average interest rates of 0.17% and 0.22% at September 30, 2011 and December 31, 2010, respectively	1,760	745
Other borrowed funds:
Term federal funds purchased, with weighted average interest rate of 0.28% at December 31, 2010	-	335
Federal Home Loan Bank advances with a weighted average interest rate of 0.27% at September 30, 2011	500	-
All other borrowed funds, with weighted average interest rates of 0.55% and 1.20% at September 30, 2011 and December 31, 2010, respectively	70	106

Total commercial paper and other short-term borrowings	$2,455	$1,356

Note 9 - Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	September 30, 2011	December 31, 2010
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from December 2011 to February 2016. These notes bear a combined weighted-average rate of 1.79% at September 30, 2011 and 1.72% at December 31, 2010	$4,000	$3,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% at December 31, 2010	-	500
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.55% at September 30, 2011 and 0.50% at December 31, 2010	500	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.28% at September 30, 2011	300	-
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.0% notes due June 2016	698	-
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.25% notes due December 2013	415	422
Fixed rate 5.95% notes due May 2016	744	756
Junior subordinated debt payable to subsidiary grantor trust:
Fixed rate 10.875% notes due March 2030	-	10
Fixed rate 10.60% notes due September 2030	-	3

Total long-term debt	$7,064	$5,598

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Both the 2014 Notes and 2016 Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The net proceeds from the sale of these notes were used by the Bank for general corporate purposes in the ordinary course of its business. These notes were issued as part of a $4 billion Bank Note Program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing these notes, there was $1.2 billion available for issuance under the program at September 30, 2011.

Note 10 - Fair Value Measurement and Fair Value of Financial Instruments

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, by major category and by valuation hierarchy level.

	September 30, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$66	$-	$-	$-	$66
U.S. government sponsored agencies	20	-	-	-	20
State and municipal	-	10	-	-	10
Commercial paper	-	31	-	-	31
Foreign exchange derivative contracts	1	101	-	(49)	53
Commodity derivative contracts	-	226	-	(170)	56
Interest rate derivative contracts	-	908	-	(81)	827
Equity derivative contracts	-	57	-	-	57

Total trading account assets	87	1,333	-	(300)	1,120
Securities available for sale:
U.S. government sponsored agencies	5,611	-	-	-	5,611
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	-	11,808	-	-	11,808
Privately issued	-	794	-	-	794
Commercial mortgage-backed securities	-	857	-	-	857
Asset-backed securities	-	288	-	-	288
Other debt securities	-	143	47	-	190
Equity securities	84	-	1	-	85

Total securities available for sale	5,695	13,890	48	-	19,633

Total assets	$5,782	$15,223	$48	$(300)	$20,753

Percentage of Total	28%	73%	-	(1)%	100%
Percentage of Total Company Assets	7%	18%	-	-	25%

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$2	$55	$-	$(4)	$53
Commodity derivative contracts	-	220	-	(25)	195
Interest rate derivative contracts	7	854	-	(241)	620
Equity derivative contracts	-	57	-	-	57
Other derivative contracts	-	-	9	-	9
Securities sold, not yet purchased	12	-	-	-	12

Total trading account liabilities	21	1,186	9	(270)	946
Other liabilities	-	13	45	-	58

Total liabilities	$21	$1,199	$54	$(270)	$1,004

Percentage of Total	2%	120%	5%	(27)%	100%
Percentage of Total Company Liabilities	-	1%	-	-	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$43	$-	$-	$-	$43
U.S. government sponsored agencies	68	-	-	-	68
State and municipal	-	42	-	-	42
Commercial paper	-	34	-	-	34
Foreign exchange derivative contracts	1	42	-	(10)	33
Commodity derivative contracts	-	234	-	(58)	176
Interest rate derivative contracts	3	593	-	(42)	554
Equity derivative contracts	-	50	-	(1)	49

Total trading account assets	115	995	-	(111)	999
Securities available for sale:
U.S. Treasury	150	-	-	-	150
U.S. government sponsored agencies	6,764	-	-	-	6,764
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	-	12,756	-	-	12,756
Privately issued	-	682	-	-	682
Commercial mortgage-backed securities	-	2	-	-	2
Asset-backed securities	-	240	-	-	240
Other debt securities	-	150	7	-	157
Equity securities	39	-	1	-	40

Total securities available for sale	6,953	13,830	8	-	20,791
Other assets:
Interest rate hedging contracts	-	21	-	(2)	19

Total other assets	-	21	-	(2)	19

Total assets	$7,068	$14,846	$8	$(113)	$21,809

Percentage of Total	33%	68%	-	(1)%	100%
Percentage of Total Company Assets	9%	19%	-	-	28%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$48	$-	$(13)	$36
Commodity derivative contracts	-	233	-	(51)	182
Interest rate derivative contracts	-	551	-	(60)	491
Equity derivative contracts	-	50	-	-	50
Other derivative contracts	-	-	14	-	14
Securities sold, not yet purchased	1	-	-	-	1

Total trading account liabilities	2	882	14	(124)	774
Other liabilities	-	-	36	-	36

Total liabilities	$2	$882	$50	$(124)	$810

Percentage of Total	-	109%	6%	(15)%	100%
Percentage of Total Company Liabilities	-	1%	-	-	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010. Level 3 available for sale securities at September 30, 2011 and 2010 primarily consist of tax exempt community development bonds. There were no transfers in (out) of Level 1, 2, and 3 during the nine months ended September 30, 2011.

	For the Three Months Ended
	September 30, 2011			September 30, 2010
(Dollars in millions)	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$48	$(8)	$(41)	$9	$-	$(39)
Total gains (losses) (realized/unrealized):
Included in income before taxes	-	(1)	(4)	-	-	-
Included in other comprehensive income	-	-	-	-	-	-
Purchases/additions	-	-	-	1	14	-
Sales	-	-	-	-	-	-

Asset (liability) balance, end of period	$48	$(9)	$(45)	$10	$14	$(39)

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$-	$(1)	$(4)	$-	$-	$-

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
(Dollars in millions)	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$8	$(14)	$(36)	$7	$-	$-
Total gains (losses) (realized/unrealized):
Included in income before taxes	-	5	(9)	-	-	-
Included in other comprehensive income	(1)	-	-	-	-	-
Purchases/additions	42	-	-	3	14	(39)
Sales	(1)	-	-	-	-	-

Asset (liability) balance, end of period	$48	$(9)	$(45)	$10	$14	$(39)

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$-	$5	$9	$-	$-	$-

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 and September 30, 2010 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the carrying value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2011				Loss for the Three Months Ended September 30, 2011	Loss for the Nine Months Ended September 30, 2011
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3
Loans:
Loans held for sale	$2	$-	$-	$2	$-	$-
Impaired loans	199	-	-	199	(28)	(79)
Other assets:
OREO	123	-	-	123	(8)	(27)

Total	$324	$-	$-	$324	$(36)	$(106)

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	September 30, 2010				Loss for the Three Months Ended September 30, 2010	Loss for the Nine Months Ended September 30, 2010
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$561	$-	$-	$561	$(56)	$(80)
Other assets:
OREO	51	-	-	51	(11)	(13)
Private equity investments	16	-	-	16	(1)	(5)

Total	$628	$-	$-	$628	$(68)	$(98)

Loans include commercial loans held for sale measured at the lower cost or fair value and individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

Other assets consist of private equity investments, and OREO that was measured at the lower of cost or fair value, net of cost of disposal. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was estimated using net asset value.

Fair Value of Financial Instruments Disclosures

The table below presents the carrying value and estimated fair value of certain financial instruments held by the Company as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value
Assets
Securities held to maturity	$1,329	$1,474	$1,323	$1,560
Loans held for investment, net of allowance for loan losses (1)	49,543	50,022	46,164	46,231
FDIC indemnification asset	616	494	783	750

Liabilities
Interest bearing deposits	40,824	41,055	43,611	43,610
Commercial paper and other short-term borrowings	2,455	2,455	1,356	1,356
Long-term debt	7,064	7,185	5,598	5,669

(1)  Excludes lease financing, net of related allowance.

Off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are excluded from the above table. These instruments generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related reserve. This estimate totaled $275 million and $298 million at September 30, 2011 and December 31, 2010, respectively.

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

Note 11 – Derivative Instruments and Other Financial Instruments Used For Hedging

The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company’s operating results due to market fluctuations in currency rates, interest rates or commodity prices.

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Credit and market risks are inherent in derivative instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which exceeds the value of the existing collateral, if any. The Company utilizes master netting and collateral support annex (CSA) agreements in order to reduce its exposure to credit risk. Additionally, the Company considers the potential loss in the event of counterparty default in estimating the fair value amount of the derivative instrument. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates.

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

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of September 30, 2011 and December 31, 2010. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	September 30, 2011
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
(Dollars in millions)	Amount	Location	Value	Location	Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$6,650	Other assets	$-	Other liabilities	$13

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,413	Trading account assets	$908	Trading account liabilities	$861
Commodity contracts	4,835	Trading account assets	226	Trading account liabilities	221
Foreign exchange contracts	3,884	Trading account assets	102	Trading account liabilities	56
Equity contracts	2,632	Trading account assets	57	Trading account liabilities	57
Other contracts	60		-	Trading account liabilities	9

Total derivatives not designated as hedging instruments	$44,824		$1,293		$1,204

Total derivative instruments	$51,474		$1,293		$1,217

	December 31, 2010
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
(Dollars in millions)	Amount	Location	Value	Location	Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$5,500	Other assets	$21	Other liabilities	$-

Derivatives not designated as hedging instruments:
Interest rate contracts	$28,820	Trading account assets	$596	Trading account liabilities	$551
Commodity contracts	4,679	Trading account assets	234	Trading account liabilities	233
Foreign exchange contracts	3,011	Trading account assets	43	Trading account liabilities	49
Equity contracts	1,313	Trading account assets	50	Trading account liabilities	50
Other contracts	60		-	Trading account liabilities	14

Total derivatives not designated as hedging instruments	$37,883		$923		$897

Total derivative instruments	$43,383		$944		$897

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company’s credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At September 30, 2011, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $9 million. At

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

September 30, 2011, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2011, the Company would have been required to provide collateral of $9 million to settle these contracts.

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

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At September 30, 2011, the weighted average remaining life of the currently active cash flow hedges was approximately 2.1 years.

In the first quarter of 2011, the Company terminated $1.0 billion notional amount of interest rate swaps concurrent with the issuance of $1.0 billion of fixed rate debt. The swaps were accounted for as a cash flow hedge and were used to mitigate the changes in cash flows on the forecasted fixed rate debt. At termination, the Company had a related unrealized gain of $14 million, which is being amortized into interest expense over the life of the debt. The hedge ineffectiveness that was recognized in earnings upon the termination of the interest rate swap was not significant.

The Company used purchased interest rate caps with a notional amount of $1.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used interest rate swaps with a notional amount of $1.2 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed other borrowings and long-term debt. Payments received (or paid) under the swap contract offset fluctuations in other borrowings and long-term debt interest expense caused by changes in the relevant LIBOR index.

The Company used purchased interest rate caps with a notional amount of $3 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate component of forecasted issuances of short-term, fixed rate certificates of deposit (CDs). Net payments to be received under the cap contract offset increases in interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used interest rate swaps with a notional amount of $1.5 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness and any non qualifying hedge components are recognized in noninterest expense in the period in which they arise. At September 30, 2011, the Company expects to reclassify approximately $2 million of income from accumulated other comprehensive income to net interest income during the twelve months ending September 30, 2012. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2011.

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2011 and 2010.

	Amount of Gain or (Loss)					Gain or (Loss) Recognized in Income on
	Recognized in OCI on					Derivative Instruments (Ineffective Portion
	Derivative Instruments		Gain or (Loss) Reclassified from Accumulated			and Amount Excluded from Effectiveness
	(Effective Portion)		OCI into Income (Effective Portion)			Testing)
	For the Three Months			For the Three Months				For the Three Months
	Ended September 30,			Ended September 30,				Ended September 30,
(Dollars in millions)	2011	2010	Location	2011	2010	Location		2011	2010
Derivatives in cash flow hedging relationships
			Interest income	$(3)	$16
Interest rate contracts	$(8)	$(15)	Interest expense	(1)	-	Noninterest expense (1)		$(1)	$-

Total	$(8)	$(15)		$(4)	$16			$(1)	$-

	Amount of Gain or (Loss)					Gain or (Loss) Recognized in Income on
	Recognized in OCI on					Derivative Instruments (Ineffective Portion
	Derivative Instruments		Gain or (Loss) Reclassified from Accumulated			and Amount Excluded from Effectiveness
	(Effective Portion)		OCI into Income (Effective Portion)			Testing)
	For the Nine Months			For the Nine Months				For the Nine Months
	Ended September 30,			Ended September 30,				Ended September 30,
(Dollars in millions)	2011	2010	Location	2011	2010	Location		2011	2010
Derivatives in cash flow hedging relationships
			Interest income	$(7)	$53
Interest rate contracts	$(15)	$(30)	Interest expense	(3)	-	Noninterest expense	(1)	$(1)	$-

Total	$(15)	$(30)		$(10)	$53			$(1)	$-

(1)  For the three and nine months ended September 30, 2010, the amount recognized was less than less than $1 million.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading for the three and nine months ended September 30, 2011 and 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	Location	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Trading Derivatives:
Interest rate contracts	Trading account activities	$12	$17	$31	$25
Equity contracts	Trading account activities	8	4	21	10
Foreign exchange contracts	Trading account activities	7	6	20	23
Commodity contracts	Trading account activities	-	1	2	6
Other contracts	Trading account activities	(1)	-	5	-

Total		$26	$28	$79	$64

Note 12 – Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive income (loss) and the related tax effect of the change allocated to each component.

	Before
	Tax	Tax	Net of
(Dollars in millions)	Amount	Effect	Tax
For the Nine Months Ended September 30, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(30)	$12	$(18)
Less: accretion of privatization — related fair value adjustment	2	(1)	1
Less: reclassification adjustment for net gains on hedges included in net income	(55)	21	(34)

Net change in unrealized gains on hedges	(83)	32	(51)

Securities:
Cumulative effect from change in accounting for embedded credit derivatives	11	(4)	7
Unrealized holding gains arising during the period on securities available for sale	338	(133)	205
Reclassification adjustment for net gains on securities available for sale included in net income	(72)	28	(44)
Less: accretion of privatization — related fair value adjustment on securities available for sale	(2)	1	(1)
Less: accretion of privatization — related fair value adjustment on held-to-maturity securities	(20)	8	(12)
Less: accretion of net unrealized losses on held to maturity securities	69	(27)	42

Net change in unrealized losses on securities	324	(127)	197

Foreign currency translation adjustment	1	-	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	-	1
Recognized net actuarial loss	16	(6)	10

Net change in pension and other benefits	17	(6)	11

Net change in accumulated other comprehensive loss	$259	$(101)	$158

For the Nine Months Ended September 30, 2011:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	(15)	6	(9)
Less: reclassification adjustment for net losses on hedges included in net income	10	(4)	6

Net change in unrealized losses on hedges	(5)	2	(3)

Securities:
Unrealized holding gains arising during the period on securities available for sale	165	(65)	100
Reclassification adjustment for net gains on securities available for sale included in net income	(58)	23	(35)
Less: accretion of fair value adjustment on securities available for sale	(5)	2	(3)
Less: accretion of fair value adjustment on held to maturity securities	(21)	8	(13)
Less: accretion of net unrealized losses on held to maturity securities	77	(30)	47

Net change in unrealized losses on securities	158	(62)	96

Foreign currency translation adjustment	(2)	1	(1)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	-	1
Recognized net actuarial loss	38	(15)	23
Pension and other benefits	9	(4)	5

Net change in pension and other benefits	48	(19)	29

Net change in accumulated other comprehensive loss	$199	$(78)	$121

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents the change in accumulated other comprehensive income (loss) balances.

	Net
	Unrealized
	Gains (Losses)	Net	Foreign	Pension	Accumulated
	on Cash	Unrealized	Currency	and Other	Other
	Flow	Gains (Losses)	Translation	Benefits	Comprehensive
(Dollars in millions)	Hedges	on Securities	Adjustment	Adjustment	Loss
Balance, December 31, 2009	$19	$(296)	$-	$(374)	$(651)
Change during the period	(51)	197	1	11	158

Balance, Sep 30, 2010	$(32)	$(99)	$1	$(363)	$(493)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	(3)	96	(1)	29	121

Balance, September 30, 2011	$(24)	$(142)	$-	$(390)	$(556)

Note 13 – Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments.

(Dollars in millions)	September 30, 2011
Commitments to extend credit	$23,585
Standby letters of credit	5,543
Commercial letters of credit	53
Commitments to fund principal investments	61
Commitments to fund LIHC investments	173
Commitments to fund CLO securities and other securities	19

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2011, the carrying value of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying value of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

timely completion of projects, availability of tax credits and operating deficit thresholds from the issuer. For these LIHC investments, the Company has committed to provide additional funding as stipulated by its investment participation.

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of September 30, 2011, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $189 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At September 30, 2011, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 6 to these consolidated financial statements.

The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of September 30, 2011, we had no exposure to loss for these agreements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.5 billion at September 30, 2011 and the market value of the associated collateral was $1.5 billion. As of September 30, 2011, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2011, the current exposure to loss under these contracts totaled $30 million, and the maximum potential exposure to loss in the future was estimated at $35 million.

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

Note 14 – Business Segments

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

“Other” is comprised of certain non-bank subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the risk-adjusted return on capital (RAROC) expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S., Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the nine months ended September 30, 2011, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing methodology that have occurred.

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2011	2010	2011	2010
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$273	$254	$317	$313
Noninterest income (expense)	70	67	143	134

Total revenue	343	321	460	447
Noninterest expense (income)	255	236	235	238
Credit expense (income)	6	7	44	64

Income (loss) before income taxes and including noncontrolling interests	82	78	181	145
Income tax expense (benefit)	32	31	46	32

Net income (loss) including noncontrolling interests	50	47	135	113
Deduct: Net loss from noncontrolling interests	-	-	-	-

Net income (loss) attributable to UNBC	$50	$47	$135	$113

Total assets, end of period - Market View (dollars in millions):	$24,872	$23,046	$32,821	$30,223

	Other		Reconciling Items
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2011	2010	2011	2010
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$35	$68	$(19)	$(17)
Noninterest income (expense)	(9)	34	(19)	(17)

Total revenue	26	102	(38)	(34)
Noninterest expense (income)	127	101	(14)	(13)
Credit expense (income)	(63)	(63)	-	-

Income (loss) before income taxes and including noncontrolling interests	(38)	64	(24)	(21)
Income tax expense (benefit)	(36)	44	(9)	(8)

Net income (loss) including noncontrolling interests	(2)	20	(15)	(13)
Deduct: Net loss from noncontrolling interests	4	3	-	-

Net income (loss) attributable to UNBC	$2	$23	$(15)	$(13)

Total assets, end of period - Market View (dollars in millions):	$28,478	$28,553	$(2,158)	$(1,982)

	UnionBanCal Corporation
	As of and for the Three Months Ended September 30,
	2011	2010
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$606	$618
Noninterest income (expense)	185	218

Total revenue	791	836

Noninterest expense (income)	603	562
Credit expense (income)	(13)	8

Income (loss) before income taxes and including noncontrolling interests	201	266
Income tax expense (benefit)	33	99

Net income (loss) including noncontrolling interests	168	167
Deduct: Net loss from noncontrolling interests	4	3

Net income (loss) attributable to UNBC	$172	$170

Total assets, end of period - Market View (dollars in millions):	$84,013	$79,840

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Retail Banking		Corporate Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2011	2010	2011	2010
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$807	$723	$933	$917
Noninterest income (expense)	207	208	422	391

Total revenue	1,014	931	1,355	1,308

Noninterest expense (income)	784	683	713	712
Credit expense (income)	19	20	145	216

Income (loss) before income taxes and including noncontrolling interests	211	228	497	380
Income tax expense (benefit)	82	89	119	78

Net income (loss) including noncontrolling interests	129	139	378	302
Deduct: Net loss from noncontrolling interests	-	-	-	-

Net income (loss) attributable to UNBC	$129	$139	$378	$302

Total assets, end of period - Market View (dollars in millions):	$24,872	$23,046	$32,821	$30,223

	Other		Reconciling Items
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2011	2010	2011	2010
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$155	$201	$(57)	$(48)
Noninterest income (expense)	91	124	(55)	(51)

Total revenue	246	325	(112)	(99)

Noninterest expense (income)	341	315	(42)	(39)
Credit expense (income)	(372)	(14)	(1)	-

Income (loss) before income taxes and including noncontrolling interests	277	24	(69)	(60)
Income tax expense (benefit)	104	37	(27)	(23)

Net income (loss) including noncontrolling interests	173	(13)	(42)	(37)
Deduct: Net loss from noncontrolling interests	11	10	-	-

Net income (loss) attributable to UNBC	$184	$(3)	$(42)	$(37)

Total assets, end of period - Market View (dollars in millions):	$28,478	$28,553	$(2,158)	$(1,982)

	UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,
	2011	2010
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$1,838	$1,793
Noninterest income (expense)	665	672

Total revenue	2,503	2,465

Noninterest expense (income)	1,796	1,671
Credit expense (income)	(209)	222

Income (loss) before income taxes and including noncontrolling interests	916	572
Income tax expense (benefit)	278	181

Net income (loss) including noncontrolling interests	638	391
Deduct: Net loss from noncontrolling interests	11	10

Net income (loss) attributable to UNBC	$649	$401

Total assets, end of period - Market View (dollars in millions):	$84,013	$79,840

UnionBanCal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15 – Subsequent Event

Effective October 1, 2011, The Bank of Tokyo-Mitsubishi UFJ, Ltd. transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company, to the Company. This transaction had the effect of increasing assets by over $900 million and increasing Tier 1 common capital by over $700 million.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cynthia Larsen v. Union Bank, N.A.: This class action was filed on July 15, 2009 by Union Bank customer Cynthia Larsen. In October 2009, the action was transferred from the Northern District of California to the Multidistrict Litigation action (MDL) in the Southern District of Florida. Omnibus motions to dismiss the complaints in many of the suits included in the MDL, including Larsen, were denied on March 12, 2010. Plaintiffs allege that, by posting charges to their demand deposit accounts in order from highest to lowest amount, the Bank charged them more overdraft fees than it would have charged had the Bank posted items to their accounts in chronological order.

Plaintiffs’ complaint asserts common-law causes of action for breach of contract and breach of duty of an implied duty of good faith, unconscionability, conversion, unjust enrichment and violation of California Business & Professions Code section 17200 et seq. Plaintiffs seek unspecified damages, return or refund of all improper overdraft fees, disgorgement of profits derived from the Bank’s alleged conduct, injunctive relief, and attorneys’ fees and costs. Plaintiffs represent a class of other Union Bank customers who were charged overdraft charges as a result of “re-sequencing” within the applicable statute of limitations period. On November 2, 2011, a Notice of Settlement in the Larsen case was filed with the court. The proposed settlement, which will be memorialized in a written settlement agreement and related documents, and in which Union Bank admits no liability, is subject to court approval. If approved by the court, the settlement will provide for Union Bank's payment of $35 million to create a common fund for the benefit of the proposed settlement class of all Union Bank customers in the U.S. who had one or more consumer accounts and who, from July 16, 2005 through August 13, 2010, incurred an overdraft fee as a result of Union Bank's prior practice of sequencing debit card transactions in a customer's account from highest to lowest amount.

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

Industry Factors

U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. consumer and business economy, all of which continue to present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances in the U.S. with a variety of measures; there can be no assurance that these measures will successfully address these circumstances.

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

Recently, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. Continued concerns regarding significant economic weaknesses in the European Union and, in particular, Greece, Italy, Ireland, Portugal and Spain, continue to erode confidence in European financial markets. During 2011, leaders of the major countries in the European Union have been pursuing a variety of measures to address the Eurozone debt crisis including support plans for Greece, Ireland and Portugal. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties or their having an adverse impact on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our business and prospects.

The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor's Ratings Services (Standard & Poor’s) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated that its outlook on the long-term rating remained negative. At the present time, the other two major U.S. credit rating agencies have not lowered their credit rating on the U.S.; however, one of them has stated that its outlook is negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor's and any further downgrades could increase over time the U.S. federal government's cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. Any such developments could also generate further economic uncertainties and challenges which could have adverse affects on the prospects of the banking industry in the U.S.

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our expenses and diverts management attention from our business operations.

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

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. Current U.S. regulatory leverage ratio requirements are more stringent than those proposed by Basel III, which will be further assessed prior to finalization. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Item 1 of our 2010 Form 10-K for additional information regarding the Basel Committee capital standards.

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

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers and decrease our revenue from other customers

Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crisis, in 2009, legislation was proposed to allow mortgage loan “cram-downs,” which would empower courts to modify the terms of mortgage and home equity loans including the ability to reduce the principal amounts to reflect lower underlying property values. Although this legislation has not moved forward at this time, legislation of this type could result in our writing down the value of our residential mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

Changes in federal rules have imposed new restrictions on banks’ abilities to charge overdraft services and interchange fees. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. These restrictions are resulting in decreased revenues and increased compliance costs for the industry and Union Bank and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of this development. See “Supervision and Regulation — Overdraft and Interchange Fees” in Item 1 of our 2010 Form 10-K for additional information.

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

Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. This impact could result in a decrease in our interest income relative to interest expense. Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages and the Federal Reserve’s current monetary policies are expected to encourage the continuation of persistently low short-term and long-term interest rates, which would place downward pressure on our net interest margin.

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

The temporary upper limit of $729,750 for a residential mortgage loan that may be purchased by the government sponsored enterprises Fannie Mae and Freddie Mac expired on September 30, 2011, and the high balance loan limit was reduced to $625,500. This limit applied to high cost areas where the median home price exceeded the conforming loan limit, including many areas within our markets. This reduction could result in higher mortgage rates for borrowers purchasing homes that exceed the new limit, which, in turn, could reduce the pool of eligible buyers for high value homes, reduce mortgage originations and negatively impact the collateral value of homes in high cost areas. Any of these results could have an adverse impact on our residential mortgage lending business.

The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn. Lawmakers are being urged to establish national servicing standards to protect borrowers and establish a common framework for response to residential mortgage customers, especially related to default and foreclosure. A recent legal settlement between the Attorneys General of ten states and the 14 largest U.S. residential mortgage loan servicers includes a number of business practice modifications which could significantly increase the costs of residential mortgage loan servicing. The OCC issued supervisory guidance to national banks, such as Union Bank, on this subject on June 30, 2011. This guidance on mortgage foreclosure activities was issued by the OCC in response to the April 2011 review of foreclosure processing at 14 federally regulated mortgage servicers by the federal banking regulators. This review found critical weaknesses in servicers’ foreclosure governance and documentation processes, and oversight and monitoring of third party vendors, and established new foreclosure management standards. These new standards address foreclosure management governance, suspension of foreclosure proceedings for successfully performing trial period modifications where the bank may do so under servicing contracts, enhanced documentation practices and improved oversight of third party vendors. The OCC also stated that detailed mortgage servicing requirements and guidance regarding broader issues related to working with troubled borrowers will be issued at a later date. The new guidance and any further increased standards and restrictions may impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending and have an adverse impact on our residential lending business.

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

Union Bank provides banking services, including credit facilities, to a number of businesses that may depend on other businesses that are based in or conduct business in Thailand. The flooding in Thailand, which started in July 2011, could have adverse financial consequences for these customers, including their ability to repay their obligations to Union Bank.

Adverse California economic conditions could adversely affect our business

The government of the State of California currently faces economic and fiscal challenges, the long-term impact of which on the State’s economy cannot be predicted with any certainty. Economic conditions in California are subject to various challenges at this time, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. California continues to have a high unemployment rate. Also, California markets have experienced among the worst property value declines in the U.S. Recently, California energy markets have experienced substantial increases in energy prices which, if such increases continue or intensify, could have negative consequences for the California economy. Additionally, California is a major trading partner with Japan which, earlier in 2011, experienced a severe earthquake, tsunami, leakage of radioactive materials from a nuclear power facility and electrical shortages in parts of the country. The long-term effect of such developments on businesses in California cannot be predicted at this time.

For the past several years, the State government of California has experienced budget shortfalls or deficits which have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. This challenging situation is likely to continue for the foreseeable future. In addition, municipalities and other governmental units within California have been experiencing budgetary difficulties. Concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

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

On March 11, 2011, a large earthquake and tsunami occurred in Japan causing widespread destruction. Thereafter, there occurred leakage of radioactive material from a nuclear power plant in northern Japan which was badly damaged in the earthquake and tsunami as well as electrical shortages in certain areas of the country. The ultimate impact of this natural disaster on the economy of Japan and its government debt credit ratings and the credit ratings of Japan’s three largest banks, including BTMU, cannot be predicted at this time. On April 26, 2011, Standard and Poor's, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the natural disaster and lack of plans to deal with such increases. In August 2011, Moody’s downgraded Japan’s credit rating one step to “Aa3”, in line with Standard & Poor’s rating, and announced related ratings downgrades for most major Japanese banks, including BTMU. Rating agency Fitch recently lowered its outlook for Japan to negative from stable and warned of a possible downgrade of Japan’s sovereign credit rating.

At this time, we cannot predict further actions, if any, which the rating agencies may take regarding the Government of Japan, MUFG or BTMU, nor the ultimate effect of these developments on our credit rating.

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

We rely on third parties for important products and services

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement projects. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, implement our technology enhancement projects and otherwise to conduct our business and could result in disputes with such vendors over their performance of their services to us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.

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

Our credit ratings are important in order to maintain liquidity

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

We are subject to operational risks, including cybersecurity risks

We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segments.” Operational risk includes execution risk related to operational initiatives, including implementation of our technology enhancement projects, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”

Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our or our customers’ operations, interception, misuse or mishandling of personal or confidential information, or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Failures in our internal control or operational systems, security breaches or service interruptions could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

Negative public opinion could damage our reputation and adversely impact our business and revenues

As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Most recently, negative public opinion concerning the financial services industry has been evidenced by the Occupy Wall Street demonstration that has spawned similar protests in major cities and communities throughout the U.S. and worldwide. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep and attract and/or retain lending and deposit customers and employees and can expose us to litigation and regulatory action and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.

Our framework for managing risks may not be effective in mitigating risk and loss to our company

Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk and private equity risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected.

Item 6. Exhibits

No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. (2)

(1)	Filed herewith.

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

UNIONBANCAL CORPORATION (Registrant)

Date: November 10, 2011	By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/S/ JOHN F. WOODS
John F. Woods
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2011	By:	/S/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. (2)

(1).	Filed herewith

(2)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.