Form 10-K
period 2011-12-31
UNIONBANCAL CORP
filed 2012-03-26
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (415) 765-2969

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Not applicable

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

As of January 31, 2012, the number of shares outstanding of the registrant’s Common Stock was 136,330,830.

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

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

•	The economic outlook for the California, U.S. and global economy

•	The impact of changes in interest rates, our strategy to manage our interest rate risk profile and our outlook for short-term and long-term interest rates and their effect on our net interest margin

•

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Oregon, Texas and Washington, and in foreign countries (including Japan and the Euro-zone)

•

Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our intent and ability to implement new capital standards under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and the effect of the foregoing on our business

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

There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Part I, Item 1 “Business” under the captions “Competition”, “Monetary Policy and Economic Conditions” and “Supervision and Regulation”, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report, and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition.

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

As used in this Form 10-K, the term “UnionBanCal” and terms such as “our Company,” “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

General

We are a California-based, financial holding and commercial bank holding company whose major subsidiary, Union Bank, N.A., is a commercial bank. (On December 18, 2008, Union Bank, N.A. changed its name from Union Bank of California, N.A.) Union Bank provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington and Texas, as well as nationally and internationally. As of December 31, 2011, Union Bank operated 414 branches in California, Oregon, Washington, Texas and New York, as well as two international offices.

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

Banking Lines of Business

Our operations are divided into two reportable segments. These segments and their financial information are described more fully in “Business Segments” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 22 to our Consolidated Financial Statements included in this Form 10-K.

Retail Banking.    Retail Banking offers our customers a wide spectrum of financial products. Our broad line of checking and savings, investment, loan and fee-based banking products is designed to meet individual and business needs. These products are offered through 353 full-service branches in California and 51 full-service branches in Oregon and Washington. In addition, Retail Banking offers e-banking through our website and check cashing services at our Cash & Save® locations in select branches.

Corporate Banking.    Corporate Banking offers a wide array of financial products to both middle market and corporate businesses headquartered throughout the United States. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance, as well as general corporate and middle market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services, including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a broad range of global treasury management solutions, as well as foreign exchange and various interest rate risk and commodity risk management products which are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes including numerous vertical industry niches such as U.S. correspondent banks and government entities. Corporate Banking also provides its high net worth clients credit and deposit products, trust and estate services, as well as wealth planning. Additionally, various investment related products and services are offered through Union Bank subsidiaries, UnionBanc Investment Services, LLC (UBIS), and HighMark Capital Management, Inc. (HighMark). UBIS and HighMark also provide investment products and services to middle market and corporate clients. Corporate Banking, through its Institutional Services Division, provides custody, corporate trust services and retirement plan services.

Employees

At December 31, 2011, we had 10,437 full-time equivalent employees.

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

Banks, securities firms and insurance companies can now combine as a “financial holding company.” Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies, including several large finance companies, securities firms and insurance companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Board of Governors of the Federal Reserve System to become financial holding companies under the Bank Holding Company Act of 1956, as amended (the BHCA). We sought this new status from the Federal Reserve Board to provide us maximum flexibility to pursue new business opportunities as the banking and financial services industry undergoes rapid and profound changes.

Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits or customers’ financial transactions.

Current federal law has made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks and foreign banks from other states.

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

Monetary Policy and Economic Conditions

Our earnings and businesses are affected not only by general economic conditions (both domestic and international), but also by the monetary policies of various governmental regulatory authorities of the U.S. and foreign governments and international agencies. In particular, our earnings and growth may be affected by actions of the Federal Reserve Board in connection with its implementation of national monetary policy through its open market operations in U.S. Government securities, control of the discount rate for borrowings by financial institutions and the federal funds rate and establishment of reserve requirements against both member and non-member financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans and leases, investments and deposits, as well as on the rates earned on securities, loans and leases or paid on deposits. It is difficult to predict future changes in monetary policies and their effect on our business, particularly in light of the current challenging economic conditions. Continuing adverse financial and economic conditions in the Eurozone countries could also adversely affect our business and prospects. For additional information, see Item 1A. “Risk Factors—U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. consumer and business economy, all of which continue to present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances in the U.S. with a variety of measures; there can be no assurance that these measures will successfully address these circumstances.”

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

The GLB Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended the BHCA in order to provide a framework for engaging in new financial activities by bank holding companies. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Federal Reserve Board to become financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and Community Reinvestment Act (CRA) requirements.

Under the GLB Act, “financial subsidiaries” of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. At this time, Union Bank has no plans to form any “financial subsidiaries.”

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This sweeping legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits. The Dodd-Frank Act also created authority on the part of the FDIC for the liquidation of systemically important nonbank financial companies, including bank holding companies. Liquidation proceedings will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies, which includes the possibility, in circumstances where there is a shortfall after assessments on creditors of the failed company, of assessments on bank holding companies with consolidated assets of $50 billion or more, such as our Company. The Dodd-Frank Act also changed the existing standard for the preemption of state consumer financial laws to allow a court or the Office of the Comptroller of the Currency (OCC) to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change in the preemption standard was designed to allow greater regulation of national banks under state law.

The Dodd-Frank Act will have significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the U.S. Commodity Futures Trading Commission (CFTC), the SEC and the bank regulators). The Dodd-Frank Act’s Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities.

On December 20, 2011, the Board of Governors of the Federal Reserve System announced its proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act. The proposed enhanced prudential standards, which will apply to us as an institution with greater than $50 billion in assets, include increased capital, liquidity, and leverage standards as well as enhanced risk management and governance.

On December 30, 2011, the U.S. Treasury announced its proposed rule to establish an assessment fee on institutions with greater than $50 billion in assets to fund the Office of Financial Research.

Comptroller of the Currency. Union Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the OCC, its primary regulator, and also by the Federal Reserve Board and the FDIC. As part of this authority, Union Bank is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.

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

Financial Stability Oversight Council.    The Dodd-Frank Act authorized the creation of the Financial Stability Oversight Council (FSOC) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, end the expectation that some institutions are “too big to fail,” and provide a basis for enhanced prudential regulation. The FSOC must determine which bank holding companies and nonbank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve Board. Bank holding companies over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” Union Bank expects to be designated as “systemically significant” and therefore, expects to face heightened prudential standards including capital, leverage, and liquidity, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.

Consumer Financial Protection Bureau.    The Dodd-Frank Act authorized the creation of the Consumer Financial Protection Bureau (CFPB). The CFPB will have direct supervision and examination authority over banks with more than $10 billion in assets, including us. Among the CFPB’s responsibilities will be implementing and enforcing federal consumer financial laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services.

Other Regulatory Oversight.    Our subsidiaries are also subject to extensive regulation, supervision, and examination by various other federal and state regulatory agencies. In addition, Union Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on affiliate transactions. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank. Dividends payable by Union Bank to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank to its affiliates and on transactions with affiliates, see Notes 17 and 21 to our Consolidated Financial Statements included in this Form 10-K.

On July 21, 2011, the Federal Reserve Board’s final rule repealing Regulation Q’s prohibition against the payment of interest on demand deposit accounts became effective. Permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.

The Federal Deposit Insurance Act, as amended (FDIA), requires federal bank regulatory authorities to take “prompt corrective action” in dealing with inadequately capitalized banks. The FDIA establishes five tiers of capital measurement ranging from “well-capitalized” to “critically undercapitalized.” It is our policy to maintain capital ratios above the minimum regulatory requirements for “well-capitalized” institutions for both Union Bank and us. Management believes that, at December 31, 2011, Union Bank and UnionBanCal met the requirements for “well-capitalized” institutions.

Deposits of Union Bank are insured up to statutory limits by the FDIC and, accordingly, are subject to deposit insurance assessments. Amendments to the FDIA in 2005-2006 created a new assessment system designed to more closely tie what banks pay for deposit insurance to the risks they pose and adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the insurance fund. As a result of this legislation, Union Bank has been subject to annual assessments on deposits since 2007. The initial assessment rate was approximately 5 basis points. Prior to this change, Union Bank had not been paying any insurance assessments on deposits under the FDIC’s risk-related assessment system for a number of years. An FDIC credit for prior contributions offset the assessment in 2007 and part of 2008. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates were set between 12 and 45 basis points. In addition, on June 30, 2009, the FDIC imposed a special assessment on banks related to the financial crisis. Union Bank’s special assessment totaled $34 million and was paid on September 30, 2009.

In November 2009, in light of the challenge to the federal deposit insurance fund from the severe U.S. recession, the FDIC issued a rule mandating that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and all of 2010, 2011 and 2012. Union Bank’s prepayment totaled $353 million and was paid on December 30, 2009. Under this rule, each depository institution was required to record the entire amount of its prepayment as an asset, or a prepaid expense, and is allowed to count the payments as a depreciating asset. The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the prepayment period. However, if the prepaid assessment is not exhausted by June 30, 2013, the remaining amount of the prepayment will be returned to the depository institution. The prepaid assessments were in lieu of additional special assessments at this time; however, there can be no assurance that the FDIC will not impose additional special assessments or increase annual assessments in the future. At December 31, 2011, the balance for prepaid FDIC insurance assessments was $180 million.

On February 17, 2011, the FDIC adopted rules to revise the deposit insurance assessment system for larger institutions, including Union Bank. Under a “scorecard” system, banks have a performance score and a loss-severity score that are combined into a total score which is translated into an initial assessment rate. The FDIC has the ability to adjust components of the scorecard to produce accurate relative risk rankings. The initial base assessment rate ranges from 10 to 50 basis points. The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case. The Dodd-Frank Act also eliminates the ceiling on the size of the FDIC’s insurance fund and increases the floor of the size of the fund, which will require a general increase in assessment levels for larger institutions, including Union Bank. In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. Based upon updated projections for the fund, the FDIC decided to forgo the uniform 3 basis point assessment rate increase previously scheduled to go into effect on January 1, 2011, and kept the current rate schedule in effect. In September 2010, the fund’s designated reserve ratio was set at 2.0 percent. The final rule adopts progressively lower assessment rate schedules as the fund reached specified reserve levels. In September 2011, the FDIC, in its semi-annual update, confirmed that the fund remained on track to meet the requirements of the restoration plan and the Dodd-Frank Act. The ultimate effect of these legislative and regulatory developments cannot be predicted with any certainty.

If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, in most cases, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution.

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

There are additional requirements and restrictions in the laws of the U.S. and the states of California, New York, Oregon, Texas, and Washington, as well as other states in which Union Bank and its subsidiaries may conduct operations. These include restrictions on the levels of lending and the nature and amount of investments, as well as activities as an underwriter of securities, the opening and closing of branches and the acquisition of other financial institutions. The consumer lending and finance activities of Union Bank are also subject to extensive regulation under various federal and state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans. As described above, provisions of the Dodd-Frank Act appear to have been intended to generally increase state consumer protection regulation of national banks.

Union Bank is also subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. Based on the most current examination report dated June 1, 2009, Union Bank’s compliance with CRA was rated “outstanding.”

We are also subject to the Equal Credit Opportunity Act of 1974, and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers without regard to sex or marital status. Moreover, the statute makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage, on a prohibited basis, application for credit.

Union Bank has offices in Canada and the Cayman Islands. Any international activities of Union Bank are also subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank’s business opportunities and competitiveness in these jurisdictions. Furthermore, due to BTMU’s controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank and us in the future.

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

Broker/Dealer Regulation.    Union Bank is not registered as a broker or dealer. The GLB Act and applicable regulations require us to conduct non-exempted securities brokerage or dealer activities through our registered broker-dealer, UBIS. These laws and regulations also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank’s ability to advertise securities brokerage services.

Bank Secrecy Act.    The banking industry is subject to extensive regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. Failure to comply with these additional requirements may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. Failure to comply with these requirements can also subject an insured depository institution to monetary fines, penalties and other sanctions.

Sarbanes-Oxley Act.    In November 2008, we became a privately-held company. All of our issued and outstanding shares of common stock are now owned by BTMU. We file periodic reports with the SEC in accordance with the reduced disclosure format permitted for certain wholly-owned subsidiaries of publicly-held companies, and the Sarbanes-Oxley Act applies to us.

Regulatory Capital Standards. The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as off-balance sheet exposures, such as letters of credit. Bank holding companies and national banks are currently required to maintain Tier 1 and total capital equal to at least 4% and 8%, respectively, of their total risk-weighted assets to be classified as “adequately capitalized” while organizations with Tier 1 and total capital ratios above 6% and 10%, respectively, are eligible to be classified as “well capitalized.” During turbulent market conditions, bank regulators may set higher capital requirements for individual banks or for categories of banks. In addition to the risk-based capital guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, with the minimum leverage ratio for very strong banks being 3% and for all other banks 4%. Banks with leverage capital ratios of 5% or more may be classified as “well capitalized.”

The Federal Reserve Board recently issued supervisory guidance and published a capital plan final rule requiring bank holding companies with $50 billion or more in assets, such as the Company, to consult with the regulator before increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. The guidance and rule also provide for a comprehensive capital analysis and review, including a supervisory capital assessment review, and outline the regulator’s expectations concerning the processes that bank holding companies should have in place to insure they hold adequate capital under adverse conditions. The procedures require the implementation of a comprehensive capital plan and demonstration that the bank holding company will meet the Basel III regulatory capital standards when fully phased in.

For additional information regarding the regulatory capital positions of the Company and Union Bank, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital – Regulatory Capital,” and “Supervision and Regulation – Basel Committee Capital Standards” and Note 18 of Notes to Consolidated Financial Statements in this Report on Form 10-K.

Basel Committee Capital Standards.    In 2004, the Basel Committee on Banking Supervision (Basel Committee) proposed new international capital standards for banking organizations (Basel II) to replace the original international bank capital accord (Basel I). Basel II is currently being evaluated and implemented by bank supervisory authorities worldwide. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations.

We do not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory. However, MUFG, our top tier parent company, is subject to the requirements of Basel II under the rules of the Japan Financial Services Agency (JFSA). In addition, the rules of the JFSA require subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent’s consolidated risk-weighted assets to also comply with Basel II. Because we meet this criterion, the JFSA requirement is applicable to us. We therefore currently provide risk-weighted assets calculations to BTMU for incorporation into their Basel II reports, primarily applying the JFSA Standardized Approach to Basel II. In order to facilitate the JFSA requirements, we expect to adopt the advanced approach to the Basel II rules as in effect in the U.S., subject to approval by our U.S. bank regulators. In June 2011, the U.S. Federal banking agencies issued a final rule that establishes permanent floors for minimum risk-based capital requirements for banking organizations that adopt Basel II under an advanced approach. The floors are equal to the Basel I minimum ratios for tier 1 risk-based capital and total risk-based capital and are calculated according to the general risk-based capital requirements of the Basel I standard. The implementation of Basel II is not expected to impact our ability to comply with the minimum capital requirements of the U.S. federal banking agencies.

In addition to the Basel II framework, the Basel Committee has developed further proposed revisions to the capital standards that include, among other things, narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. Many aspects of the standards are uncertain and are still subject to interpretation.

In September 2010, the Basel Committee announced new, higher capital standards that increase minimum capital ratios plus add a capital conservation buffer. The revised standards call for a fully phased-in minimum common equity ratio of 4.5 percent plus a capital conservation buffer of 2.5 percent, and also introduce new deductions from allowable equity capital. The Basel Committee also announced that a countercyclical buffer of zero percent to 2.5 percent of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. These rules were finalized with the issuance of the Basel III rules in December 2010. In January 2011, the Basel Committee issued minimum requirements to ensure that all classes of capital instruments fully absorb losses at the point of non-viability before taxpayers are exposed to loss. In order for a bank instrument to qualify as additional (i.e., non-common) Tier 1 or Tier 2 capital, it must meet or exceed minimum requirements. On November 4, 2011, the Basel Committee released its final rules for global systemically important banks, which will add a capital surcharge of 1 to 2.5 percent for the largest global banks to be phased in starting in January 2016. We do not expect this surcharge to have a direct impact on our Company. As with the liquidity risk metrics, many aspects of the standards are uncertain and are subject to interpretation. The new standards are to be fully phased-in by January 2019, with observation periods beginning in January 2011. It is expected that clarifying guidance for U.S. banks will be provided by the U.S. bank regulatory agencies through customary rulemaking procedures.

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

Privacy.    The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliate third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures. Union Bank implemented a privacy policy, effective since the GLB Act became law, which provides that all of its existing and new customers will be notified of Union Bank’s privacy policies. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. This may result in certain cross-marketing efforts being less effective than they have been in the past. State laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries.

Overdraft and Interchange Fees.    In November 2009, the Federal Reserve Board adopted amendments under its Regulation E that impose new restrictions on banks’ abilities to charge overdraft services and fees. The final rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, requires the Federal Reserve Board to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. On October 1, 2011, the Federal Reserve Board’s final rule imposing an interchange fee cap of twelve cents per transaction became effective. Regulation E has resulted in and we expect that the fee cap will result in decreased revenues and increased compliance costs for the banking industry and Union Bank.

Economic and Financial Crisis and the U.S. Government’s Response

Congress, the U.S. Treasury and the federal banking regulators have taken broad action since September 2008 to address volatility in the U.S. financial system and the U.S. recession. The most sweeping of these actions, the Dodd-Frank Act, is discussed above. In October 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was enacted. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor, and such increase was subsequently made permanent by the Dodd-Frank Act, which also made demand deposit accounts at U.S. banks subject to the protection of FDIC insurance coverage without limit through 2012. If this unlimited coverage is not extended by Congress, banks could experience some deposit outflows. Pursuant to its Temporary Liquidity Guarantee Program, the FDIC has guaranteed newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. Union Bank elected to participate and, during the first quarter of 2009, issued $1 billion principal amount of FDIC-guaranteed senior notes under this program.

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

Financial Information

See our Consolidated Financial Statements starting on page 85 of this Form 10-K for financial information about UnionBanCal Corporation and its subsidiaries.

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

Since 2008, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and have presented challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments included a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures have been enacted and considered by the U.S. Congress. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain of these measures.

It cannot be predicted whether U.S. Governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. Government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would present significant challenges for the U.S. banking and financial services industry and for our Company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as the U.S. Treasury’s Capital Purchase Program and may not qualify for participation in future federal programs.

Since 2010, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets which could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. Continued concerns regarding significant economic weaknesses in the European Union and, in particular, Greece, Italy, Ireland, Portugal and Spain, continue to erode confidence in European financial markets and the ability of the Euro to continue as a currency. During 2011 and continuing into 2012, leaders of the major countries in the European Union have been pursuing a variety of measures to address the Eurozone debt crisis including support plans for Greece, Ireland and Portugal. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties or their having an adverse impact on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our business and prospects.

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

Difficult market conditions have adversely affected the U.S. banking industry

Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets and in the U.S. generally have started to improve, there can be no assurance that these conditions will continue to improve. These conditions may again decline in the near future. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•

Further downgrades in the credit ratings of major U.S. or foreign banks, or other financial difficulties affecting such major banks, could have adverse consequences for the financial markets generally, including possible negative effects on the available sources of market liquidity and increased pricing pressures in such markets, which, in turn, could make it more difficult or expensive for banks generally to access such markets for their liquidity needs.

•

Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our asset management and trust business. Fees charged are based upon asset values and declines in values proportionately reduce fees charged.

•

Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act (see “Substantial competition could adversely affect us”).

•	We may incur goodwill impairment losses in future periods. See “Critical Accounting Estimates—Annual Goodwill Impairment Analysis” in Item 7 of this Form 10-K.

•

We have been subject to increased FDIC deposit premiums relative to pre-2008 levels and may in future years be subject to further premium increases which could increase our costs. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for additional information regarding FDIC actions relating to deposit insurance assessments.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size, we will be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, will be subject to additional regulations. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act authorized the creation of the CFPB, which will have direct supervision and examination authority over banks with more than $10 billion in assets, including us. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the CFTC, SEC and bank regulators). The Dodd-Frank Act’s Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. See “Supervision and Regulation” in Item 1 of this Form 10-K for additional information.

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

President Obama’s proposed 2012 U.S. budget included a “Financial Crisis Responsibility Fee” that would apply to banks with greater than $50 billion in assets. This fee is intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury’s Troubled Asset Relief Program (TARP). On December 30, 2011, the U.S. Treasury announced its proposed rule to establish an assessment fee on institutions with greater than $50 billion in assets to fund the Office of Financial Research. Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, under the proposed rule we would be subject to this fee. Therefore, our costs will likely increase if this fee is enacted.

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. Current U.S. regulatory leverage ratio requirements are more stringent than those proposed by Basel III, which will be further assessed prior to finalization. On December 20, 2011, the Board of Governors of the Federal Reserve System announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Item 1 of this Form 10-K for additional information regarding the Basel Committee capital standards.

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

Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

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

We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowances because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers’ ability to repay their loans, resulting in our increasing the allowance. Continued volatility in fuel and energy costs could also adversely impact some borrowers’ ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in the credit allowance would result in a charge to earnings.

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

Changes in federal rules have imposed new restrictions on banks’ abilities to charge overdraft services and interchange fees. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. These restrictions are resulting in decreased revenues and increased compliance costs for the industry and Union Bank and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of this development. See “Supervision and Regulation—Overdraft and Interchange Fees” in Item 1 of this Form 10-K for additional information.

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

Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. This impact could result in a decrease in our interest income relative to interest expense. Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages and the Federal Reserve’s current monetary policies are expected to encourage the continuation of persistently low short-term and long-term interest rates for the next few years, which would place downward pressure on our net interest margin.

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

In addition, we have benefited from a “flight to quality” by consumers and businesses seeking the relative safety of bank deposits over the past few years. As interest rates rise from historically low levels during the current period, our newly acquired deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as a recovery in the economy ensues, some existing or prospective deposit customers of banks generally, including Union Bank, may be inclined to pursue other investment alternatives. If the unlimited FDIC guarantee of demand deposit accounts under the Dodd-Frank Act which expires at the end of 2012 is not extended by Congress, a similar effect could result.

Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. During 2010, our interest bearing deposits decreased $10.3 billion, or 19 percent, as a result of a planned deposit decline resulting from targeted rate reductions. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in this Form 10-K. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, as of July 21, 2011, financial institutions are allowed to offer interest on demand deposits, including business demand deposits, to compete for clients. While the Federal Reserve has announced it will likely seek to maintain low short-term interest rates for the next few years, we do not know what interest rates other institutions may offer in the future when the Federal Reserve rates change. Our interest expense may increase and our net interest margin may decrease if we offer interest on business demand deposits to attract additional customers or maintain current customers.

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

Changes in accounting standards could materially impact our financial statements

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

There are an increasing number of non-bank competitors providing financial services

Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits and other financial transactions.

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

The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn. Lawmakers and regulators are being urged to establish national servicing standards to protect borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. The $25 billion legal settlement announced on February 9, 2012, between the Attorneys General of 49 states and the 5 largest U.S. residential mortgage loan servicers requires servicers to adhere to new servicing standards. The settlement package, which includes amounts for principal reductions and direct pay-outs for consumers who lost their homes to foreclosure during the reviewed time period, a refinancing program for underwater borrowers and foreclosure-related initiatives, as well as a new code of conduct for mortgage servicers, could result in a number of business practice modifications that could significantly increase the costs of residential mortgage loan servicing. The OCC issued supervisory guidance to national banks, such as Union Bank, on this subject of national mortgage servicing standards on June 30, 2011. This guidance was in response to an earlier review of foreclosure processing at 14 of the largest federally regulated mortgage servicers, which was conducted by an inter-agency team, made up of state attorneys general, the Federal Reserve, OCC, OTS, FDIC and others. This review found critical weaknesses in servicers’ foreclosure governance and documentation processes, and oversight and monitoring of third party vendors, and established new foreclosure management standards, including a new requirement for a Single Point of Contact for consumers in a loss mitigation or foreclosure process. The new guidance, recent settlement, any additional mortgage-related litigation and any further increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.

We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could continue to adversely affect property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, the energy industry and the technology industry in particular, have also been impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas prices could have adverse consequences for some of our borrowers in the energy sector. Conditions and credit markets remain uncertain and could produce elevated levels of charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

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

A majority of our directors are independent of BTMU and are not officers or employees of UnionBanCal Corporation or any of our affiliates, including BTMU. However, because of BTMU’s control over the election of our directors, it could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.

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

On April 26, 2011, Standard and Poor’s, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the natural disaster and lack of plans to deal with such increases. In August 2011, Moody’s downgraded Japan’s credit rating one step to “Aa3”, in line with Standard & Poor’s rating, and announced related ratings downgrades for most major Japanese banks, including BTMU. Rating agency Fitch lowered its outlook for Japan to negative from stable and warned of a possible downgrade of Japan’s sovereign credit rating.

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

Also, as part of BTMU’s risk management processes, BTMU manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at UnionBanCal. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of BTMU. We may wish to extend credit or furnish other banking services to the same customers as BTMU. Our ability to do so may be limited for various reasons, including BTMU’s aggregate exposure and marketing policies.

Certain directors’ and officers’ ownership interests in MUFG’s common stock or service as a director or officer or other employee of both us and BTMU could create or appear to create potential conflicts of interest, especially since both we and BTMU compete in U.S. banking markets.

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

Risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct prior experience. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results.

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

Privacy restrictions could adversely affect our business

Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition. See “Supervision and Regulation” in Item 1 of this Form 10-K.

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

In April 2011, the federal banking regulators, including the OCC, issued proposed rules under the Dodd-Frank Act which are intended to prevent compensation arrangements that would encourage inappropriate risk taking, are deemed to be excessive, or that may lead to material losses. In certain circumstances, a portion of incentive-based compensation awarded to executive officers of large financial institutions, including Union Bank, would be deferred to future periods. In addition, the FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, these proposed rules, upon their adoption, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

The challenging operating environment and current operational initiatives may strain our available resources

There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors’ similar initiatives, adoption of the Basel II capital guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.

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

Changes in our tax rates could affect our future results

Under a tax election we have made, we are required to file our California franchise tax returns as a member of a unitary group that includes MUFG’s U.S. operations, including its U.S. branch activities and its U.S. affiliates. Increases or decreases in the taxable profits of MUFG’s U.S. operations could increase or decrease our effective tax rate. We review MUFG’s financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG’s March 31 fiscal year-end. Our California effective tax rate can change during the calendar year, or between calendar years, as additional information becomes available. We could be subject to penalties if we understate our tax obligations. Our effective tax rates also could be affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretation and by the outcomes of examinations of our income tax returns by the tax authorities.

Our credit ratings are important in order to maintain liquidity

Major credit rating agencies regularly evaluate the securities of UnionBanCal Corporation and the securities and deposits of Union Bank. Their ratings of our long-term debt and other securities, and also of our short-term obligations, are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings. In 2011, Moody’s Investors Service, Standard and Poor’s and Fitch, Inc. announced ratings downgrades for a number of large U.S. banks, in part because the passage of the Dodd-Frank Act makes it less likely that the government will step in to rescue a troubled bank. It is unclear whether perceived reduction in systemic support could lead or contribute to negative downward pressure on our credit ratings.

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

Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion appearing above under the caption “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations.”

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

Our framework for managing risks may not be effective in mitigating risk and loss to our company

Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk and private equity risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event.

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

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

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

Union Bank’s headquarters is located at 400 California Street, in San Francisco, California. The Company owns approximately 276,000 square feet of space at this location. The Company also owns or leases significant administrative or operational facilities in Los Angeles, San Francisco, and San Diego, with total square footage of approximately 1.6 million square feet.

At December 31, 2011, the Company operated 414 branches, principally comprised of Retail Banking branches in California, Oregon, Washington, and two international offices. In total, the Company owns or leases approximately 5.3 million square feet of space across all of its locations.

For additional information regarding leases and rental payments, see Note 5 to our Consolidated Financial Statements included in this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Larsen v. Union Bank, N.A.: This class action was filed on July 15, 2009 by Union Bank customer Cynthia Larsen. In October 2009, the action was transferred from the Northern District of California to the Multidistrict Litigation action (MDL) in the Southern District of Florida. Omnibus motions to dismiss the complaints in many of the suits included in the MDL, including Larsen, were denied on March 12, 2010. Plaintiffs allege that, by posting charges to their demand deposit accounts in order from highest to lowest amount, the Bank charged them more overdraft fees than it would have charged had the Bank posted items to their accounts in chronological order. On July 13, 2011, the district court granted plaintiffs’ motion for class certification.

On November 2, 2011, a Notice of Settlement in the Larsen case was filed with the court. The proposed settlement, which will be memorialized in a written settlement agreement and related documents, and in which Union Bank admits no liability, is subject to court approval. If approved by the court, the settlement will provide for Union Bank’s payment of $35 million to create a common fund for the benefit of the proposed settlement class of all Union Bank customers in the U.S. who had one or more consumer accounts and who, from July 16, 2005 through August 13, 2010, incurred an overdraft fee as a result of Union Bank’s prior practice of sequencing debit card transactions in a customer’s account from highest to lowest amount.

We are subject to various other pending and threatened legal actions that arise in the normal course of business. We maintain liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. In addition, we believe the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on our consolidated financial condition, operating results or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 4, 2008, we became a wholly-owned subsidiary of BTMU and our common stock was delisted from the New York Stock Exchange. All of our issued and outstanding shares of common stock are now held by BTMU, and there is presently no established public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

See pages 39 through 40 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 41 through 84 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 69 through 73 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 85 through 161 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2011. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting.    Management’s Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 160. The Report of Independent Registered Public Accounting Firm is presented on page 157. During the quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Audit Fees

The following is a description of the fees billed to UnionBanCal by Deloitte & Touche LLP for 2011 and 2010. All fees were approved by our Audit & Finance Committee.

(Dollars in thousands)	2011	2010
Audit Fees(1)	$5,130	$4,468
Audit-Related Fees(2)	1,598	1,801
Tax Fees(3)	183	244
All Other Fees(4)	188	177

Total	$7,099	$6,690

(1)

Audit fees relate to services rendered in connection with the annual audit of UnionBanCal’s Consolidated Financial Statements, quarterly reviews of financial statements included in UnionBanCal’s quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of UnionBanCal’s financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2011, additional costs for new acquisitions and acquired loans were incurred. For 2010, additional costs for bank acquisitions and the implementation of new accounting pronouncements were incurred.

(2)

Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of UnionBanCal’s financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditor’s reports and audits of employee benefit plans. For 2011 and 2010, additional costs relating to Basel II were incurred. Fees associated with Basel II, which totaled $704 thousand and $915 thousand for 2011 and 2010, respectively, are reimbursable by BTMU.

(3)

Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2011 and 2010 were $57 thousand and $51 thousand, respectively. For 2011 and 2010, fees related to tax advice and planning were $126 thousand and $193 thousand, respectively. For 2011, this included tax advisory services on the transfer of assets from BTMU, while for 2010, this included tax advisory services on tax audits in Canada.

(4)

All other fees include all other fees for products and services provided by Deloitte & Touche LLP, not included in one of the other categories. For 2011 and 2010, fees for Basel II education were incurred. Fees for 2011 and 2010, which totaled $183 thousand and $175 thousand, respectively, associated with Basel II are reimbursable by BTMU.

The Audit & Finance Committee also considered whether the provision of the services other than audit services is compatible with maintaining Deloitte & Touche LLP’s independence. All of the services described above were approved by the Audit & Finance Committee in accordance with the following policy.

Pre-approval of Services by Deloitte & Touche LLP

The Audit & Finance Committee has adopted a policy for pre-approval of audit and permitted non-audit services by Deloitte & Touche LLP. The Audit & Finance Committee will consider annually and, if appropriate, approve, the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services. The Policy provides that:

•	the pre-approval request must be detailed as to the particular services to be provided;

•	the pre-approval may not result in a delegation of the Audit & Finance Committee’s responsibilities to the management of UnionBanCal; and

•	the pre-approved services must be commenced within six months of the Audit & Finance Committee’s pre-approval decision.

The Audit & Finance Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit & Finance Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit & Finance Committee Chair. The Chair reports any specific approval of services at the Audit & Finance Committee’s next regular meeting. The Audit & Finance Committee regularly reviews summary reports detailing all services being provided by its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting are set forth on pages 85 through 160 of this Form 10-K. (See table of contents on page 38).

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements(4)(5)

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

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries

Selected Financial Data

	December 31,
(Dollars in millions)	2011(1)	2010(1)	2009(1)	2008(1)	2007
Results of operations:
Net interest income	$2,478	$2,424	$2,249	$2,051	$1,724
Noninterest income	816	923	727	773	799

Total revenue	3,294	3,347	2,976	2,824	2,523
Noninterest expense	2,415	2,372	2,088	1,897	1,575

Pre-tax, pre-provision income(2)	879	975	888	927	948
(Reversal of) provision for loan losses	(202)	182	1,114	515	81

Income (loss) from continuing operations before income taxes and including noncontrolling interests	1,081	793	(226)	412	867
Income tax expense (benefit)	318	239	(161)	128	294

Net income (loss) from continuing operations including noncontrolling interests	763	554	(65)	284	573
Income (loss) from discontinued operations, net of taxes	—	—	—	(15)	35
Deduct: Net loss from noncontrolling interests	15	19	—	—	—

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$778	$573	$(65)	$269	$608

Balance sheet (end of period):
Total assets	$89,676	$79,097	$85,598	$70,121	$55,728
Total securities	24,106	22,114	23,787	8,195	8,455
Total loans held for investment	53,540	48,094	47,220	49,564	41,135
Nonperforming assets	782	1,142	1,350	437	57
Core deposits(4)	52,840	50,100	56,592	38,825	33,887
Total deposits	64,420	59,954	68,518	46,050	42,680
Long-term debt	6,684	5,598	4,226	4,302	1,928
UNBC stockholder’s equity	11,562	10,125	9,580	7,484	4,738
Balance sheet (period average):
Total assets	$82,435	$83,176	$73,766	$60,908	$53,468
Total securities	21,001	22,664	12,026	8,284	8,597
Total loans held for investment	49,939	47,687	48,990	46,112	39,424
Earning assets	73,610	75,028	66,531	54,852	48,728
Total deposits	60,066	65,604	56,595	43,134	42,186
UNBC stockholder’s equity	10,726	9,780	7,855	5,171	4,603
Financial ratios:
Return on average assets:
From continuing operations	0.94%	0.69%	(0.09)%	0.47%	1.07%
Net income	0.94	0.69	(0.09)	0.44	1.14
Return on average UNBC stockholder’s equity:
From continuing operations	7.25	5.86	(0.83)	5.49	12.46
Net income	7.25	5.86	(0.83)	5.20	13.21
Efficiency ratio(7)	73.32	70.89	70.17	67.18	62.40
Core efficiency ratio(7)	66.31	63.57	61.44	59.74	60.68
Net interest margin(3)	3.38	3.24	3.40	3.76	3.56
Tier 1 risk-based capital ratio	13.82	12.44	11.82	8.78	8.30
Total risk-based capital ratio	15.98	15.01	14.54	11.63	11.21
Leverage ratio	11.44	10.34	9.45	8.42	8.27
Tier 1 common capital ratio(6)	13.82	12.42	11.80	8.76	8.28
Tangible common equity ratio(5)	10.20	9.67	8.29	6.96	7.73
Allowance for loan losses to total loans held for investment	1.43	2.48	2.87	1.49	0.98
Allowance for loan losses to nonaccrual loans	119.58	123.40	103.03	177.79	722.64
Allowance for credit losses to total loans held for investment	1.68	2.81	3.25	1.74	1.20
Allowance for credit losses to nonaccrual loans	140.46	140.23	116.42	208.01	884.80
Net loans charged off to average total loans held for investment	0.47	0.77	1.02	0.37	0.03
Nonperforming assets to total loans held for investment and OREO	1.46	2.37	2.86	0.88	0.14
Nonperforming assets to total assets	0.87	1.44	1.58	0.62	0.10
Nonaccrual loans to total loans held for investment	1.19	2.01	2.79	0.84	0.14

Excluding FDIC covered assets(8):
Allowance for loan losses to total loans held for investment	1.42%	2.50%	2.87%	1.49%	0.98%
Allowance for loan losses to nonaccrual loans	126.26	137.32	103.03	177.79	722.64
Allowance for credit losses to total loans held for investment	1.67	2.85	3.25	1.74	1.20
Allowance for credit losses to nonaccrual loans	148.80	156.44	116.42	208.01	884.80
Net loans charged off to average total loans held for investment	0.48	0.79	1.02	0.37	0.03
Nonperforming assets to total loans held for investment and OREO	1.17	1.91	2.86	0.88	0.14
Nonperforming assets to total assets	0.70	1.15	1.58	0.62	0.10
Nonaccrual loans to total loans held for investment	1.12	1.82	2.79	0.84	0.14

(1)

On November 4, 2008, Mitsubishi UFJ Financial Group, Inc. (MUFG), through its wholly owned subsidiary, The Bank of Tokyo—Mitsubishi UFJ, Ltd. (BTMU), completed its acquisition of all of the remaining outstanding shares of UnionBanCal Corporation (the Company) common stock (the privatization transaction). The Company estimated the fair value of its tangible assets and liabilities as of October 1, 2008 and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. In addition, the Company recorded goodwill and other intangible assets. The Company’s financial condition starting as of December 31, 2008 and forward reflect the impact of these fair value adjustments and other amounts recorded. The Company’s results of operations starting in the fourth quarter of 2008 include accretion and amortization related to the fair value adjustments.

(2)

The pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover loan losses through a credit cycle.

(3)	Amounts are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(4)	Core deposits consist of total deposits, excluding brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(5)

The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio has been included to facilitate the understanding of the Company’s capital structure and for use in assessing and comparing the quality and composition of UnionBanCal’s capital structure to other financial institutions. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital” in this Form 10-K for further information.

(6)

The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. All of the trust preferred securities were paid off during the quarter ended March 31, 2011. The Tier 1 common capital ratio, a non-GAAP financial measure, has been included to facilitate the understanding of the Company’s capital structure and for use in assessing and comparing the quality and composition of UnionBanCal’s capital structure to other financial institutions. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital” in this Form 10-K for further information.

(7)

The efficiency ratio, is total noninterest expense as a percentage of total revenue (net interest income and noninterest income). The core efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to acquisitions, asset impairment charges and certain costs related to productivity initiatives) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization. Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Noninterest Expense” in this Form 10-K for further information.

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include expectations for our operations and business, and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our expectations. Please also refer to Part I, Item 1A “Risk Factors” for a discussion of some factors that may cause results to differ from our expectations.

You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2011, 2010 and 2009 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-K, the term “UnionBanCal” and terms such as “our Company”, “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas and New York, as well as nationally and internationally. We had consolidated assets of $89.7 billion at December 31, 2011.

On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU).

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2011 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, and trading account activities. In 2011, revenue was comprised of 75 percent net interest income and 25 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results are presented below.

Our primary sources of liquidity are core deposits and wholesale funding. Core deposits consist of total deposits, excluding brokered deposits and time deposits of $250,000 and over. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.

Performance Highlights

Net income for 2011 was $778 million compared to $573 million in 2010. The increase was due to the improved credit quality of our loan portfolio.

The provision for credit losses was a benefit of $231 million for 2011 compared to a provision of $168 million in 2010. The decrease in provision for credit losses was due to the improved credit quality of our loan portfolio, as reflected by the lower level of criticized and nonaccrual loans during 2011 compared with 2010. Our ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 1.12 percent at December 31, 2011 from 1.82 percent at December 31, 2010, while criticized loans declined to $1.9 billion at December 31, 2011 from $3.4 billion at December 31, 2010. The allowance for credit losses as a percentage of total loans, excluding FDIC covered loans, was 1.67 percent at December 31, 2011, compared with 2.85 percent at December 31, 2010. As the improvement in credit quality began to stabilize during the year and loan growth accelerated during the second half of 2011, a provision for credit losses of $9.0 million was recorded in the fourth quarter of 2011.

Total revenue was $3,294 million in 2011 compared to $3,347 million in 2010. Net interest income in 2011 was $2,478 million compared with $2,424 million in 2010. The increase in net interest income reflected a 14 basis point increase in the net interest margin to 3.38 percent due to a decrease in the balance of lower yielding interest bearing deposits in banks, an increase in noninterest-bearing funding sources, and growth in loans held for investment.

With the unsettled economic environment that existed during 2011, the Federal Reserve announced in the latter part of the year that it would adopt a more accommodative monetary policy that would provide additional stimulus to the economic recovery. Accordingly, the Fed has stated its intentions to keep the federal funds target rate at near zero through late 2014, and implemented a program designed to lower bond yields and mortgage rates by purchasing longer-dated U.S. Treasury bonds and agency mortgage-backed securities, and selling short-dated securities. These actions are expected to result in a period of persistently low short-term and long-term interest rates, which will place downward pressure on our net interest margin.

Noninterest income was $816 million in 2011 compared with $923 million in 2010. The decrease was primarily due to a decrease in the expected cash flows associated with the FDIC indemnification asset. Improved credit performance on our FDIC covered loans reduced the accretion rate for the indemnification asset, but increased the interest income recorded on the FDIC covered loans. We expect noninterest income for 2012 will be negatively impacted by the full-year effect of the Durbin Amendment to the Dodd-Frank Act, which went into effect on October 1, 2011 and sets a cap on interchange fees at a rate below third quarter 2011 levels.

Noninterest expense increased $43 million or 2 percent to $2,415 million in 2011 compared to $2,372 million in 2010. The increase was primarily due to higher salaries and employee benefits expense, partially offset by lower regulatory assessment expense that resulted from a change in the FDIC’s methodology for deposit insurance premium from a deposit-based model to an asset-based model.

Capital Ratios

We continued to build capital during 2011. Our Tier 1 risk-based capital ratio increased to 13.82 percent from 12.44 percent, the total risk-based capital ratio increased to 15.98 percent from 15.01 percent and our tangible common equity ratio increased to 10.20 percent from 9.67 percent, at December 31, 2011 from December 31, 2010, respectively. Effective October 1, 2011, BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT), to us. This transaction had the effect of increasing our assets by over $980 million and increasing our Tier 1 common capital by over $780 million.

Critical Accounting Estimates

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to determine the fair value of certain assets and liabilities. A change in the discount factor or another important assumption could significantly increase or decrease the values of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the fair values of our acquired loans (see Note 3 in this Form 10-K), FDIC indemnification asset, and certain derivatives and securities (see Notes 15 and 16 in this Form 10-K), assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

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

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowances for loan and off-balance sheet commitments, is an estimate of the losses that may be inherent in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. The allowance is based on two methods of accounting. The first requires that losses be accrued for groups of loans when they are probable of occurring and estimable; the second requires that losses be accrued for individually impaired loans based on the fair value of collateral, present value of estimated future cash flows or price that is observable in the secondary market.

Our allowance for credit losses has four components: the formula allowance, the specific allowance for impaired loans, the unallocated allowance, and the allowance for off-balance sheet commitments (included in other liabilities). Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a method based, in part, on historical losses as an indicator of future losses and, as a result, could differ from the losses incurred in the future. This history is updated quarterly to include data that, in management’s judgment, makes the historical data more relevant. Moreover, management adjusts the historical loss estimates for current conditions that would more accurately capture probable losses inherent in the portfolio. The specific allowance uses various techniques to arrive at an estimate of loss. Discounted cash flows, fair value of collateral and secondary market information are all used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance is intended to capture losses that are attributable to various economic events, as well as to industry or geographic sectors, which impact the portfolio but have yet to be recognized in either the formula or specific allowances. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for our loans but includes an estimate of likely utilization based upon historical data. For further information regarding our allowance for loan losses, see “Allowance for Credit Losses” and Note 3 to our Consolidated Financial Statements in this Form 10-K.

Acquired Loans

Acquired loans are recorded at estimated provisional fair values at acquisition date in accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) 805 “Business Combinations,” factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

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

At the time of the acquisition, all acquired loans were recorded at estimated provisional fair values, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management’s expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants’ cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates and loss severities.

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

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we entered into loss share agreements with the FDIC. The purchase and assumption and loss share agreements have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. At the date of the acquisition, we recorded provisional fair value amounts receivable under the loss share agreements as an indemnification asset. Subsequent to the acquisition, the indemnification asset is tied to the losses in the FDIC covered loans and is not being accounted for at fair value. The FDIC indemnification asset is accounted for on the same basis as the related FDIC covered loans and is the present value of the cash flows that we expect to collect from the FDIC under the loss share agreements. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

Valuation of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources (e.g., interest rates, yield curves, foreign exchange rates, volatilities and credit curves), while unobservable inputs reflect our estimates of assumptions that would be considered by market participants. Valuation adjustments may be made to ensure that certain financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider our creditworthiness in determining the fair value of our trading liabilities.

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

The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$7,110	30%	$7,068	32%
Level 2	17,103	71	14,846	69
Level 3	48	—	8	—
Netting Adjustment(1)	(293)	(1)	(113)	(1)

Total	$23,968	100%	$21,809	100%

As a percentage of total Company assets		27%		28%

Liabilities:
Level 1	$25	2%	$2	—%
Level 2	1,303	118	882	109
Level 3	51	5	50	6
Netting Adjustment(1)	(278)	(25)	(124)	(15)

Total	$1,101	100%	$810	100%

As a percentage of total Company liabilities		1%		1%

(1)	Amounts represent the impact of legally enforce able master netting agreements between the same counterparties that allow the Company to net settle all contracts in the event of bankruptcy.

For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 15 to our Consolidated Financial Statements included in this Form 10-K.

Other-than-Temporary Impairment

Debt securities available for sale and debt securities held to maturity are subject to impairment testing when a security’s fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or if we do not expect to recover the entire amortized cost basis of the security. If we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if we do not expect to sell a debt security we must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss in such case, only the amount of impairment associated with the credit loss is recognized in income. Amounts related to factors other than credit losses are recorded in other comprehensive income.

Quarterly, we evaluate our private capital investments for impairment by reviewing the investee’s business model, current and projected financial performance, liquidity and overall economic and market conditions. For further information on our other-than-temporary impairment analysis, see Note 2 to our Consolidated Financial Statements in this Form 10-K.

Hedge Accounting

In order to manage the risk of adverse changes in the fair value or cash flows of certain financial instruments (e.g., loans, securities and debt) associated with changes in interest rates, foreign currency exchange rates, or other factors, derivative instruments may be acquired to mitigate such adverse changes that might occur in the future. Most of the derivative instruments acquired for this purpose qualify for hedge accounting treatment under US GAAP.

The determination of whether a hedging relationship qualifies for hedge accounting requires an analysis of whether the hedge is expected to be highly effective at inception and on an ongoing basis. For example, at the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. When a hedge is designated for a group of similar financial instruments, judgments must be made as to whether the individual items in that group share similar risks and characteristics to be hedged collectively. Hedge accounting is discontinued prospectively if the hedge relationship ends, or it is no longer highly probable that the forecasted transaction will occur. For further information on our hedge accounting, see Note 16 to our Consolidated Financial Statements in this Form 10-K.

Pension Obligations

Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 8 to our Consolidated Financial Statements included in this Form 10-K. Plan assets consist primarily of marketable equity and debt instruments. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

Our net actuarial losses (pretax) increased $421 million in 2011 from 2010. At December 31, 2011, the net actuarial loss totaled $1,016 million, which included $101 million representing the excess of the fair value of plan assets over the market-related value of plan assets, which is recognized separately through the asset smoothing method over four years. The remaining $915 million of the net actuarial loss is separated between a non-amortizing amount of $213 million and a $702 million amount subject to amortization over 8.3 years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2012 net periodic pension cost will be $85 million of amortization related to net actuarial losses. We estimate that our total 2012 net periodic pension cost will be approximately $121 million, assuming $150 million contributions in 2012. The primary reasons for the increase in net periodic pension cost for 2012 compared to $53 million in 2011 is the amortization of unrecognized losses, a decrease in the discount rate from 5.75 percent to 4.70 percent, and lower expected return on assets due to a decrease in the expected rate of return from 8.00 percent in 2011 to 7.50 percent in 2012. The 2012 estimate for net periodic pension cost was actuarially determined using a discount rate of 4.70 percent, an expected return on plan assets of 7.50 percent and an expected compensation increase assumption of 4.70 percent.

A 50 basis point increase in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2012 periodic pension cost by $(21) million, $(9) million, and $6 million, respectively. A 50 basis point decrease in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2012 periodic pension cost by $24 million, $9 million, and $(5) million, respectively. For further information on our pension obligations, see Note 8 to our Consolidated Financial Statements in this Form 10-K.

Annual Goodwill Impairment Analysis

We review our goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is assessed for impairment at the reporting unit level and various valuation methodologies are applied to carry out the first step of the impairment test by comparing the fair value of the reporting unit to the carrying amount of the reporting unit, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second test is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill.

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

Due to the current uncertainties in the economic environment, there can be no assurance that our estimates relating to our recent goodwill impairment testing will prove to be accurate predictions of future circumstances. It is possible that we may be required to record charges relating to goodwill impairment losses in future periods either as a result of our annual impairment testing or upon the occurrence of other triggering events. Changes relating to any such future impairment losses could be material. For further information on our annual goodwill impairment analysis, see Note 4 to our Consolidated Financial Statements in this Form 10-K.

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

We provide reserves for unrecognized tax benefits in accordance with the guidance related to accounting for uncertainty in income taxes. In applying the accounting guidance, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. The guidance requires us to make assumptions and judgments about potential outcomes that are outside management’s control. To the extent the tax authorities disagree with our conclusions, and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement with the tax authorities.

The State of California requires us to elect to file our franchise tax returns as a member of a unitary group that includes either all worldwide operations of MUFG (worldwide election) or only U.S. operations of MUFG (water’s-edge election). In 2010, we made a water’s-edge election for our 2009 California tax return and such election is binding for seven years. We have reflected that election in our income tax expense for 2011, 2010 and 2009. Going forward, changes in taxable profits of MUFG’s U.S. operations will impact our effective tax rate. Taxable profits of MUFG’s U.S. operations are impacted most significantly by changes in the U.S. economy, and decisions that they may make about the timing of the recognition of credit losses or other matters. When taxable profits of MUFG’s U.S. operations rise, our effective tax rate in California will rise, and when they decrease, our rate will decrease. We review MUFG’s financial information on a quarterly basis in order to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between our and MUFG’s fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. If we understate our tax obligations we could be subject to penalties. Recent amendments to California tax law now impose an automatic 20 percent penalty for an understatement of tax in excess of $1 million for any taxable year beginning on or after January 1, 2003 for which the statute of limitations on assessment has not expired. For further information on our income taxes, see Note 10 to our Consolidated Financial Statements in this Form 10-K.

Financial Performance

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment:(2)
Commercial and industrial	$16,598	$650	3.92%	$14,754	$676	4.58%	$17,240	$754	4.37%
Commercial mortgage	7,858	335	4.26	8,067	341	4.23	8,259	370	4.48
Construction	1,084	44	4.04	2,029	66	3.24	2,721	80	2.95
Lease financing	830	38	4.60	642	23	3.59	660	21	3.23
Residential mortgage	18,562	885	4.77	17,093	902	5.28	16,270	925	5.68
Home equity and other consumer loans	3,771	158	4.20	3,902	172	4.41	3,840	179	4.66

Total loans, excluding FDIC covered loans	48,703	2,110	4.33	46,487	2,180	4.69	48,990	2,329	4.75
FDIC covered loans	1,236	201	16.29	1,200	95	7.88	—	—	—

Total loans held for investment	49,939	2,311	4.63	47,687	2,275	4.77	48,990	2,329	4.75
Securities	21,001	539	2.57	22,664	548	2.42	12,026	457	3.80
Interest bearing deposits in banks	2,373	7	0.25	4,128	10	0.25	5,168	14	0.26
Federal funds sold and securities purchased under resale agreements	72	—	0.12	353	1	0.14	207	—	0.18
Trading account assets	149	1	0.80	196	2	1.31	140	1	0.78
Other earning assets	76	—	0.73	—	—	—	—	—	—

Total earning assets	73,610	2,858	3.88	75,028	2,836	3.78	66,531	2,801	4.21

Allowance for loan losses	(933)			(1,378)			(959)
Cash and due from banks	1,263			1,214			1,248
Premises and equipment, net	689			675			672
Other assets	7,806			7,637			6,274

Total assets	$82,435			$83,176			$73,766

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$24,434	$57	0.23	$34,686	$166	0.48	$30,758	$275	0.89
Savings	5,226	12	0.23	4,426	16	0.35	2,471	12	0.49
Time	11,994	147	1.22	11,209	108	0.97	9,433	121	1.29

Total interest bearing deposits	41,654	216	0.52	50,321	290	0.58	42,662	408	0.96

Commercial paper and other short-term borrowings(3)	2,663	6	0.23	1,289	4	0.38	2,644	22	0.81
Long-term debt	6,578	149	2.27	4,736	108	2.28	4,881	111	2.27

Total borrowed funds	9,241	155	1.68	6,025	112	1.87	7,525	133	1.76

Total interest bearing liabilities	50,895	371	0.73	56,346	402	0.72	50,187	541	1.08

Noninterest bearing deposits	18,412			15,283			13,933
Other liabilities	2,133			1,535			1,791

Total liabilities	71,440			73,164			65,911
Equity
UNBC Stockholder’s equity	10,726			9,780			7,855
Noncontrolling interests	269			232			—

Total equity	10,995			10,012			7,855

Total liabilities and equity	$82,435			$83,176			$73,766

Net interest income/spread (taxable-equivalent basis)		2,487	3.15%		2,434	3.06%		2,260	3.13%
Impact of noninterest bearing deposits			0.19			0.16			0.24
Impact of other noninterest bearing sources			0.04			0.02			0.03
Net interest margin			3.38			3.24			3.40
Less: taxable-equivalent adjustment		9			10			11

Net interest income		$2,478			$2,424			$2,249

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)	Includes interest bearing trading liabilities.

Net interest income, although relatively flat compared to 2010, reflected a 14 basis point increase in the net interest margin to 3.38 percent due to a decline in the balance of lower yielding interest bearing deposits in banks, an increase in noninterest bearing funding sources and strong growth in our loans held for investment. Because of our targeted deposit rate reductions in 2011, our average interest bearing deposits decreased by 17 percent to $42 billion compared to 2010.

Net interest income in 2010 increased $175 million, or 8 percent, compared to 2009. Net interest margin in 2010 decreased by 16 basis points to 3.24 percent compared to 2009. These results are primarily due to an increase in lower yielding investment securities and the decreasing interest rate environment. Average noninterest bearing deposits funded 20 percent of average total earning assets in 2010 compared to 21 percent in 2009.

Analysis of Changes in Net Interest Income

The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2011, 2010 and 2009. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Loan fees of $138 million, $134 million and $101 million for the years ended 2011, 2010 and 2009, respectively, are included in this table. Adjustments have not been made for interest received from a prior period.

	For the Years Ended December 31,
	2011 versus 2010			2010 versus 2009
	Increase (decrease) due to change in			Increase (decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income
Loans held for investment:
Commercial and industrial	$79	$(105)	$(26)	$(113)	$35	$(78)
Commercial mortgage	(9)	3	(6)	(8)	(21)	(29)
Construction	(36)	14	(22)	(22)	8	(14)
Lease financing	8	7	15	(1)	3	2
Residential mortgage	74	(91)	(17)	45	(68)	(23)
Home equity and other consumer loans	(6)	(8)	(14)	3	(10)	(7)

Total loans, excluding FDIC covered loans	110	(180)	(70)	(96)	(53)	(149)
FDIC covered loans	3	103	106	95	—	95

Total loans held for investment	113	(77)	36	(1)	(53)	(54)
Securities	(42)	33	(9)	300	(209)	91
Interest bearing deposits in banks	(4)	1	(3)	(3)	(1)	(4)
Federal funds sold and securities purchased under resale agreements	—	(1)	(1)	—	1	1
Trading account assets	(1)	—	(1)	1	—	1

Total earning assets	66	(44)	22	297	(262)	35

Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	(40)	(69)	(109)	31	(140)	(109)
Savings	2	(6)	(4)	8	(4)	4
Time	8	31	39	20	(33)	(13)

Total interest bearing deposits	(30)	(44)	(74)	59	(177)	(118)

Commercial paper and other short-term borrowings	4	(2)	2	(8)	(10)	(18)
Long-term debt	42	(1)	41	(3)	—	(3)

Total borrowed funds	46	(3)	43	(11)	(10)	(21)

Total interest bearing liabilities	16	(47)	(31)	48	(187)	(139)

Changes in net interest income	$50	$3	$53	$249	$(75)	$174

Provision for Loan Losses and Credit Losses

We recorded a reversal of the provision for loan losses of $202 million in 2011, and a provision for loan losses of $182 million and $1.1 billion in 2010 and 2009, respectively. We had a reversal of the provision for losses on off-balance sheet commitments of $29 million and $14 million in 2011 and 2010, respectively, and recorded a provision for losses on off-balance sheet commitments of $51 million in 2009. The (reversal of) provision for loan losses and (reversal of) provision for losses on off-balance sheet commitments are (credited) charged to income to bring our total allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Allowance for Credit Losses”.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the years ended December 31, 2011, 2010 and 2009.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2011 versus 2010		2010 versus 2009
(Dollars in millions)	2011	2010	2009	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$228	$250	$291	$(22)	(9)%	$(41)	(14)%
Trust and investment management fees	132	133	135	(1)	(1)	(2)	(1)
Trading account activities	126	111	74	15	14	37	50
Merchant banking fees	97	83	65	14	17	18	28
Securities gains, net	58	105	24	(47)	(45)	81	338
Brokerage commissions and fees	47	40	34	7	18	6	18
Standby letters of credit fees	46	35	32	11	31	3	9
Card processing fees, net	37	41	32	(4)	(10)	9	28
Other	45	125	40	(80)	(64)	85	213

Total noninterest income	$816	$923	$727	$(107)	(12)%	$196	27%

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2011 versus 2010		2010 versus 2009
(Dollars in millions)	2011	2010	2009	Amount	Percent	Amount	Percent
Salaries and other compensation	$1,115	$1,030	$799	$85	8%	$231	29%
Employee benefits	270	200	173	70	35	27	16

Salaries and employee benefits	1,385	1,230	972	155	13	258	27
Net occupancy and equipment	267	252	233	15	6	19	8
Professional and outside services	209	199	159	10	5	40	25
Intangible asset amortization	106	124	162	(18)	(15)	(38)	(23)
Regulatory assessments	69	116	134	(47)	(41)	(18)	(13)
Low income housing credit investment amortization	69	60	49	9	15	11	22
Software	66	67	63	(1)	(1)	4	6
Advertising and public relations	45	50	50	(5)	(10)	—	—
Communications	42	40	37	2	5	3	8
Data processing	39	35	33	4	11	2	6
(Reversal of) provision for losses on off-balance sheet commitments	(29)	(14)	51	(15)	107	(65)	(127)
Privatization-related expense	—	6	46	(6)	(100)	(40)	(87)
Other	147	207	99	(60)	(29)	108	109

Total noninterest expense	$2,415	$2,372	$2,088	$43	2%	$284	14%

Noninterest income decreased to $816 million in 2011 from $923 million in 2010. The $80 million decrease in other noninterest income was primarily due to a decrease in accretion associated with the FDIC indemnification asset resulting from improved credit performance on our FDIC covered loans. This decrease was partially offset by a $15 million gain on the sale of MasterCard shares in the first quarter of 2011. Securities gains, net, decreased primarily due to lower gains on sale of mortgage backed securities and U.S. government securities. These decreases were partially offset by an increase in merchant banking fees primarily due to a $10 million increase in fees from syndicated loan activity.

Our card processing fees are substantially composed of debit card interchange fees. Our debit card interchange fees declined beginning October 1, 2011 due to the Dodd-Frank Act and the recently enacted Federal Reserve final rule, which set a cap on interchange fees at a rate below the third quarter 2011 levels. The impact of these developments on our interchange fee income was not material relative to our total revenue.

Noninterest expense increased to $2,415 million in 2011 from $2,372 million in 2010. This increase was primarily attributed to an increase in salaries and employee benefits. This increase was partially offset by a decrease in regulatory assessments mainly due to a change in the FDIC’s methodology from a deposit-based to an asset-based model, a decrease in other expense due to higher reserves for contingencies in prior years, and an increase in the reversal of the provision for losses on off-balance sheet commitments of $15 million, primarily due to improved credit quality.

Noninterest expense in 2011 included $56 million of productivity initiative costs, which were primarily comprised of salaries and benefits and consulting fees (reported within professional and outside services), associated with operational efficiency enhancements.

The core efficiency ratio is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core activities. The following table shows the calculation of this ratio for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Noninterest Expense	$2,415	$2,372	$2,088
Less: Foreclosed asset expense	12	11	6
Less: (Reversal of) provision for losses on off-balance sheet commitments	(29)	(14)	51
Less: Productivity initiative costs	56	—	—
Less: Low income housing credit investment amortization expense	69	60	49
Less: Expenses of the consolidated variable interest entities (VIEs)	24	32	—
Less: Merger costs related to acquisitions	24	33	—
Less: Asset impairment charge	—	30	—
Less: Net adjustments related to privatization transaction	109	136	213

Net noninterest expense (a)	$2,150	$2,084	$1,769

Total Revenue	$3,294	$3,347	$2,976
Add: Net interest income taxable-equivalent adjustment	9	10	11
Less: Accretion related to privatization-related fair value adjustments	62	77	107

Total revenue (b)	$3,241	$3,280	$2,880

Core efficiency ratio (a)/(b)	66.31%	63.57%	61.44%

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Income (loss) before income taxes and including noncontrolling interests	$1,081	$793	$(226)
Income tax expense (benefit)	318	239	(161)
Effective tax rate	29%	30%	71%

The income tax expense and effective tax rate include both federal and state income taxes. In 2011, the income tax expense was $318 million with an effective tax rate of 29 percent, compared to an expense of $239 million and a rate of 30 percent in 2010. The 2011 expense was driven primarily by benefits from a change in estimate of the valuation of FDIC covered assets and our utilization of low income housing and alternative energy income tax credits. The 2010 expense was driven primarily by benefits from our utilization of low income housing and alternative energy income tax credits. Income tax expense in 2011 and 2010 was negatively affected by adjustments to unrecognized tax benefits. In 2009, the income tax benefit was $161 million with an effective tax rate of 71 percent. The 2009 benefit was driven primarily by our pre-tax loss and our generation of tax credits. The 2009 benefit was reduced by our California unitary franchise tax liability.

For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 10 to our Consolidated Financial Statements  included in this Form 10-K.

Balance Sheet Analysis

At December 31, 2011, our total assets increased $10.6 billion to $89.7 billion from December 31, 2010, which was funded by a $4.3 billion increase in non-interest bearing deposits and an increase in long-term borrowings. Our total loans grew by $5.4 billion to $53.5 billion from December 31, 2010, reflecting improved lending conditions. We continued to build our capital position as Tier 1 capital increased to 13.82 percent as a percentage of total risk weighted assets and total capital to 15.98 percent, both driven by an internal reorganization on October 1, 2011, in which BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust (BTMUT), to the Company and to capital generation from earnings. The following discussion provides additional information on our major balance sheet components.

Securities

Our securities portfolio is managed to promote the maximization of return while maintaining prudent levels of quality, market risk and liquidity. At December 31, 2011, substantially all of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements included in this Form 10-K. Substantially all of our securities available for sale are held for Asset and Liability Management (ALM) and liquidity management purposes.

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

Analysis of Securities

The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2011. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Securities Available for Sale

	December 31, 2011
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government sponsored agencies	$2,556	1.42%	$4,386	1.37%	$1	7.80%	$—	—%	$6,943	1.39%
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	—	125	4.16	523	4.01	12,659	3.25	13,307	3.29
Privately issued	—	—	—	—	22	3.84	778	3.86	800	3.86
Commercial mortgage-backed securities	—	—	—	—	43	4.10	989	4.40	1,032	4.39
Asset-backed securities	—	—	283	1.33	—	—	—	—	283	1.33
Other debt securities	1	6.54	39	6.60	21	7.32	119	5.82	180	6.17
Equity securities	—	—	—	—	—	—	—	—	81	—

Total securities available for sale	$2,557	1.42%	$4,833	1.48%	$610	4.13%	$14,545	3.38%	$22,626	2.76%

Securities Held to Maturity

	December 31, 2011
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CLOs	$—	—%	$423	1.61%	$1,171	1.18%	$59	1.17%	$1,653	1.29%

Total securities held to maturity	$—	—%	$423	1.61%	$1,171	1.18%	$59	1.17%	$1,653	1.29%

Our securities available for sale portfolio at December 31, 2011 included ALM Securities with a fair value of $22.6 billion. These securities have an expected weighted average life of 2.6 years.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type and as a percentage of total loans held for investment for 2007 through 2011.

	December 31,										Increase (Decrease) December 31, 2011 from December 31, 2010
(Dollars in millions)	2011		2010		2009		2008		2007		Amount	Percent
Loans held for investment:
Commercial and industrial	$19,226	36%	$15,162	32%	$15,258	32%	$18,469	37%	$14,564	35%	$4,064	27%
Commercial mortgage	8,175	15	7,816	16	8,246	18	8,186	17	7,021	17	359	5
Construction	870	2	1,460	3	2,429	5	2,744	6	2,407	6	(590)	(40)
Lease financing	965	2	757	2	654	1	646	1	655	2	208	27

Total commercial portfolio	29,236	55	25,195	53	26,587	56	30,045	61	24,647	60	4,041	16

Residential mortgage	19,625	36	17,531	36	16,716	35	15,881	32	13,827	34	2,094	12
Home equity and other consumer loans	3,730	7	3,858	8	3,917	9	3,638	7	2,661	6	(128)	(3)

Total consumer portfolio	23,355	43	21,389	44	20,633	44	19,519	39	16,488	40	1,966	9

Total loans held for investment, excluding FDIC covered loans	52,591	98	46,584	97	47,220	100	49,564	100	41,135	100	6,007	13
FDIC covered loans	949	2	1,510	3	—	—	—	—	—	—	(561)	(37)

Total loans held for investment	$53,540	100%	$48,094	100%	$47,220	100%	$49,564	100%	$41,135	100%	$5,446	11%

Commercial and Industrial Loans

Our commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, oil and gas, power and utilities, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either December 31, 2011 or December 31, 2010.

The commercial and industrial portfolio increased $4.1 billion, or 27 percent, from December 31, 2010 to December 31, 2011, reflecting improved lending conditions. The overall credit quality of our portfolio of commercial and industrial loans continued to improve as borrowers’ financial condition improved and as they had access to more refinancing options.

Construction and Commercial Mortgage Loans

We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 76 percent of which are located in California, 7 percent in Washington, and the remaining 17 percent in various other states.

Construction loans are extended primarily to commercial property developers and to residential builders. As of December 31, 2011, the construction loan portfolio consisted of approximately 77 percent of commercial income producing real estate and 23 percent with residential homebuilders. The construction loan portfolio decreased $590 million or 40 percent from December 31, 2010 to December 31, 2011 mainly due to a decline of $611 million, or 48 percent, in the income property portfolio partially offset by a $20 million, or 11 percent, increase in the homebuilder portfolio. The income property portfolio reductions were concentrated mostly in the office and apartment property types. Geographically, 58 percent of the construction loan portfolio was domiciled in California as of December 31, 2011. The largest concentration outside of California was 10 percent in the state of Maryland. The California portfolio is distributed as follows: 39 percent in the Los Angeles/Orange County region, including the Inland Empire, 26 percent in the San Francisco Bay Area, 12 percent in Sacramento and the Central Valley, 12 percent in San Diego, and 11 percent in the Central Coast region.

Residential Mortgage Loans

We originate residential mortgage loans secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. We hold substantially all of the loans we originate. The residential mortgage portfolio increased $2.1 billion, or 12 percent, from December 31, 2010 to December 31, 2011, as we experienced strong new origination activity.

At December 31, 2011, 69 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 3 to our Consolidated Financial Statements included in this Form 10-K for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2011.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At December 31, 2011, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 36 percent of our total residential loan portfolio, and the loan delinquency rates with respect to these portfolios remained below the industry average for California prime loans. At December 31, 2011, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $174 million, compared with $175 million at December 31, 2010.

Total residential mortgage loans 30 days or more delinquent were $397 million at December 31, 2011, compared with $350 million at December 31, 2010. Our residential loan delinquency rates remained below the industry average for California prime loans.

Home Equity and Other Consumer Loans

We originate home equity and other consumer loans and lines, principally through our branch network and Private Banking Offices. We had approximately 33 percent and 31 percent of these home equity loans and lines supported by first liens on residential properties at December 31, 2011 and December 31,

2010, respectively. Our total home equity loans and lines delinquent 30 days or more were $44 million at December 31, 2011, compared to $36 million at December 31, 2010. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, as permitted by laws and regulations.

Lease Financing

We offer two types of leases to our customers: direct financing leases, where the assets leased are acquired without additional financing from other sources, and leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At December 31, 2011, we had leveraged leases of $752 million, which were net of non-recourse debt of approximately $1,247 million. We utilize a number of special purpose entities for our leveraged leases. These entities do not function as vehicles to shift liabilities to other parties or to deconsolidate affiliates for financial reporting purposes. As allowed by US GAAP for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

FDIC Covered Loans

We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as “FDIC covered loans.” We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at December 31, 2011 were composed of $864 million in commercial mortgage, construction and commercial and industrial loans, and $85 million in residential mortgage and other consumer loans. See Note 1 to our Consolidated Financial Statements included in this Form 10-K for more information on covered assets and FDIC loss share agreements.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.2 billion and $0.8 billion, as of December 31, 2011 and 2010, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

As of December 31, 2011, our sovereign and non-sovereign debt exposure to European countries experiencing significant economic and fiscal difficulties was de minimis.

Loan Maturities

The following table presents our loans held for investment by contractual maturity.

	December 31, 2011
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment, excluding FDIC covered loans:
Commercial and industrial	$7,170	$9,940	$2,116	$19,226
Commercial mortgage	781	2,066	5,328	8,175
Construction	582	258	30	870
Lease financing	1	46	918	965

Total commercial portfolio	8,534	12,310	8,392	29,236
Residential mortgage	1	8	19,616	19,625
Home equity and other consumer loans	1,720	205	1,805	3,730

Total consumer portfolio	1,721	213	21,421	23,355
Total loans held for investment, excluding FDIC covered loans	10,255	12,523	29,813	52,591
FDIC covered loans	231	333	385	949

Total loans held for investment	$10,486	$12,856	$30,198	$53,540

Total fixed rate loans held for investment due after one year				$11,071
Total variable rate loans held for investment due after one year				31,983

Total loans held for investment due after one year				$43,054

Deposits

The table below presents our deposits as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010	Increase (Decrease) December 31, 2011 from December 31, 2010
(Dollars in millions)			Amount	Percent
Interest checking	$3,757	$931	$2,826	304%
Money market	21,276	26,159	(4,883)	(19)

Total interest-bearing transaction and money market accounts	25,033	27,090	(2,057)	(8)
Savings	5,169	4,433	736	17
Time	13,620	12,088	1,532	13

Total interest bearing deposits(1)	43,822	43,611	211	—
Noninterest bearing deposits	20,598	16,343	4,255	26

Total deposits	$64,420	$59,954	$4,466	7%

(1)Total interest bearing deposits include:

Brokered deposits:
Interest bearing transaction and money market accounts	$2,119	$2,354	$(235)	(10)%
Time	2,310	1,217	1,093	90

Total interest bearing brokered deposits	4,429	3,571	858	24
Nonbrokered deposits	39,393	40,040	(647)	(2)

Total interest bearing deposits	$43,822	$43,611	$211	—%

Core Deposits:

Total deposits	$64,420	$59,954	$4,466	7%
Less: Total interest bearing brokered deposits	4,429	3,571	858	24
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	7,151	6,283	868	14

Total core deposits	$52,840	$50,100	$2,740	5%

The decline in total interest-bearing transaction and money market balances was primarily driven by targeted rate reductions in conjunction with ongoing internal balance sheet management strategies. Factors that drove growth in noninterest bearing deposits included the excess liquidity in the markets, the low rate environment for investment alternatives, new business, and customer preference. Some customer balances also increased due to the current availability of unlimited FDIC deposit insurance coverage for noninterest bearing demand deposit accounts.

The Dodd-Frank Act includes a provision that permanently increased the standard amount of FDIC deposit insurance coverage from $100,000 to $250,000 per customer. As a result, in the third quarter of 2011, we revised our definition of core deposits to include domestic time deposit accounts with balances up to $250,000. Core deposits continue to exclude all brokered deposits and foreign deposits.

The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2011
Three months or less	$4,925
Over three months through six months	1,341
Over six months through twelve months	972
Over twelve months	2,948

Total domestic time deposits of $100,000 and over	$10,186

We offer certificates of deposit and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits is offered to customers, both public and private, who have conducted business with us for an extended period. Non-U.S. time deposits were $1.2 billion and $1.9 billion at December 31, 2011 and 2010, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.

Capital

Capital Adequacy and Capital Management

A strong capital position is essential to the Company’s business strategy. The Company has established a Capital Management Policy, which sets forth, among other things, the principles and guidelines used for capital planning, issuance, usage and distributions, including internal capital goals; the quantitative or qualitative guidelines for dividends and stock repurchases; and the strategies for addressing potential capital shortfalls. The Capital Management Policy sets forth the enterprise-wide capital objectives, which include requirements to maintain capital adequate for the Company’s material risks and risk appetite, to achieve target solvency, to provide for effective support of organic growth, and to consider the quality and efficiency of various capital forms while maintaining a strong capital position. Capital is generated principally from the retention of earnings and from capital contributions received from BTMU.

Regulatory Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios.

(Dollars in millions)	December 31, 2011	December 31, 2010	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$9,641	$8,029
Tier 2 capital	1,501	1,656

Total risk-based capital	$11,142	$9,685

Risk-weighted assets	$69,738	$64,516

Quarterly average assets	$84,300	$77,659

Capital Ratios
Tier 1 risk-based capital	13.82%	12.44%	4.00%
Total risk-based capital	15.98	15.01	8.00
Leverage(1)	11.44	10.34	4.00

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

The Company’s Tier 1 capital increased $783 million as the result of an internal reorganization on October 1, 2011, in which BTMU transferred its trust company, BTMUT, to the Company. The remaining increase relates to internal capital generation from earnings retention.

Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). We interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. As of December 31, 2011, management believes the capital ratios of Union Bank met all regulatory requirements of “well-capitalized” institutions.

In January 2012, the Company timely filed its Capital Plan Review (“CapPR”) with the Federal Reserve. The CapPR is an assessment of the capital plans of bank holding companies in the U.S. with total assets exceeding $50 billion that were not included in the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) of the largest U.S. bank holding companies. The CapPR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. The Federal Reserve asked each bank holding company subject to the CapPR to submit a capital plan that includes both internal and supervisory-mandated capital projections under various baseline and hypothetical economic stress scenarios. The Company did not propose any capital actions in its January 2012 submission, such as the issuance of qualifying capital instruments, the payment of dividends or the repurchase of common shares. On March 13, 2012, the Company was notified by the Federal Reserve that it did not object to the Company’s CapPR as submitted.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, they are considered to be non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Item 1 of this Form 10-K for additional information regarding the Basel Committee’s proposed capital standards.

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of December 31, 2011 and 2010.

(Dollars in millions)	December 31, 2011	December 31, 2010	Increase / (Decrease) December 31, 2011 From December 31, 2010
			Amount	Percent
Total UNBC stockholder’s equity	$11,562	$10,125	$1,437	14%
Goodwill	(2,457)	(2,456)	(1)	—
Intangible assets	(360)	(457)	97	21
Deferred tax liabilities related to goodwill and intangible assets	130	168	(38)	(23)

Tangible common equity (a)	$8,875	$7,380	$1,495	20

Tier 1 capital, determined in accordance with regulatory requirements	$9,641	$8,029	$1,612	20
Trust preferred securities	—	(13)	13	100

Tier 1 common equity (b)	$9,641	$8,016	$1,625	20

Total assets	$89,676	$79,097	$10,579	13
Goodwill	(2,457)	(2,456)	(1)	—
Intangible assets	(360)	(457)	97	21
Deferred tax liabilities related to goodwill and intangible assets	130	168	(38)	(23)

Tangible assets (c)	$86,989	$76,352	$10,637	14

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$69,738	$64,516	$5,222	8%

Tangible common equity ratio (a)/(c)	10.20%	9.67%
Tier 1 common capital ratio (b)/(d)	13.82	12.42

Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our evaluation also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

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

In analyzing our loan portfolios, we apply specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics of the loans within the various portfolios. Our residential, consumer and certain small commercial loans are homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, may adjust the risk grade of the loan accordingly. In the event that we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

We have a Credit Risk Committee, chaired by the Chief Risk Officer and composed of the Chief Credit Officer for Corporate Banking and Commercial Real Estate, the Chief Credit Officer for Retail Banking and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

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

Allowance for Credit Losses

Allowance Policy and Methodology

We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. The allowance for credit losses is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, the specific allowance for impaired loans, the unallocated allowance and the allowance for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements included in this Form 10-K. For a discussion of significant changes to the estimation methods or assumptions that affect our methodology for assessing the appropriateness of the allowance for credit losses during 2011 and 2010, refer to Note 3 to our consolidated financial statements included in this Form 10-K. Unless otherwise noted, all ratios that follow in this section include FDIC covered loans.

The formula allowance is calculated by applying loss factors to outstanding loans and most unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Loss factors are developed in the following ways:

•

loss factors for individually graded credits are derived from a loan migration application that tracks historical losses over an economic cycle, which we believe captures the inherent losses in our loan portfolio; and

•

pooled loan loss factors (not individually graded loans) are based on expected net charge offs. Pooled loans are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and certain small commercial loans.

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

A specific allowance is established for loans that we individually evaluate and determine to be impaired. We individually evaluate for impairment larger nonaccruing commercial and industrial, construction, and commercial mortgage loans. Residential mortgage and consumer loans are not individually evaluated for impairment unless they represent troubled debt restructurings. The amount of the reserve is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral and there are no other reliable sources of repayment.

The unallocated allowance is composed of attribution factors, which are based upon management’s evaluation of various conditions existing within our portfolio segments that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting our key lending areas and products, credit quality trends and risk identification, collateral values, loan volumes, underwriting standards and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular classes of the portfolio and the duration of the current business cycle. Although our assessments of these conditions are reviewed quarterly with our senior credit officers, the actual impact from any of these conditions may differ significantly from our expectations.

Total Allowance and Related Provision for Credit Losses

We recorded a reversal of the provision for loan losses, excluding FDIC covered loans, of $200 million in 2011, compared to a provision for loan losses of $174 million in 2010 and $1.1 billion in 2009. In 2011, the reversal of the provision, excluding FDIC covered loans, was attributable to the improved credit quality of the loan portfolio. The improved credit quality of the loan portfolio was particularly evident in lower levels of criticized credits in the commercial segment, which declined from $3.4 billion at December 31, 2010 to $1.9 billion at December 31, 2011, continuing the significant downward trend that was observed during the second half of 2010. The ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 1.12 percent at December 31, 2011 from 1.82 percent at December 31, 2010. In addition, net loans charged off to average loans outstanding, excluding FDIC covered loans, in 2011 decreased to 0.48 percent from 0.79 percent in 2010.

At December 31, 2011, the allocated portion of the allowance for credit losses included $208 million related to criticized credits, compared to $468 million at December 31, 2010. Criticized credits are those that are internally risk graded as “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The decrease from December 31, 2010 to December 31, 2011 was primarily due to broad-based improvements in the commercial loan portfolio and the sustained yet mild recovery which has reduced, in management’s opinion, the inherent losses not already reflected in the allocated allowance. The unallocated allowance continues to reflect higher than normal default rates for smaller balance commercial mortgages, the fiscal challenges for the State of California and local governments, collateral value declines during the extended foreclosure process, and the continuation of historically low natural gas prices.

The following table reflects the related allowance for loan losses allocated to a loan category at the period end and percentage of the allocation to the period end loan balance of that loan category, as set forth in the “Loans Held for Investment” table.

	December 31,										Increase (Decrease) December 31, 2011 from December 31, 2010
(Dollars in millions)	2011		2010		2009		2008		2007		Amount	Percent
Commercial and industrial	$286	1.49%	$332	2.18%	$446	2.92%	$340	1.84%	$173	1.19%	$(46)	(14)%
Commercial mortgage	135	1.65	235	3.01	261	3.16	119	1.46	71	1.01	(100)	(43)
Construction	26	2.99	98	6.68	251	10.34	139	5.07	57	2.38	(72)	(73)
Lease financing	27	2.79	18	2.42	5	0.76	4	0.59	6	0.93	9	50

Total commercial portfolio	474	1.62	683	2.71	963	3.62	602	2.00	307	1.25	(209)	(31)

Residential	97	0.49	114	0.65	121	0.73	40	0.25	4	0.03	(17)	(15)
Home equity and other consumer loans	41	1.11	71	1.86	82	2.10	27	0.73	7	0.25	(30)	(42)

Total consumer portfolio	138	0.59	185	0.87	203	0.99	67	0.34	11	0.06	(47)	(25)

Total allocated allowance, excluding FDIC covered loans	612	1.16	868	1.86	1,166	2.47	669	1.35	318	0.77	(256)	(29)
Unallocated	135		298		191		69		85		(163)	(55)

Allowance for loan losses, excluding allowance on FDIC covered loans	$747	1.42%	$1,166	2.50%	$1,357	2.87%	$738	1.49%	$403	0.98%	$(419)	(36)%
Allowance for loan losses on FDIC covered loans	17	1.78	25	1.64	—	na	—	na	—	na	(8)	(32)

Total allowance for loan losses	$764	1.43%	$1,191	2.48%	$1,357	2.87%	$738	1.49%	$403	0.98%	$(427)	(36)%

na = not applicable

Change in the Total Allowance for Credit Losses

The following table sets forth a reconciliation of changes in our allowance for credit losses.

	December 31,					Increase (Decrease) December 31, 2011 from December 31, 2010
(Dollars in millions)	2011	2010	2009	2008	2007	Amount	Percent
Balance, beginning of period	$1,191	$1,357	$738	$403	$331	$(166)	(12)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	(200)	174	1,114	515	81	(374)	(215)
(Reversal of) provision for FDIC covered loan losses not subject to indemnification	(2)	8	—	—	—	(10)	(125)
Increase (decrease) in allowance covered by FDIC indemnification	(5)	17	—	—	—	(22)	(129)
Other(1)	16	1	4	(10)	1	15	nm
Loans charged off:
Commercial and industrial	61	152	305	119	12	(91)	(60)
Commercial mortgage	62	161	73	1	—	(99)	(61)
Construction	4	32	71	32	—	(28)	(88)
Lease financing	90	—	—	—	—	90	100

Total commercial portfolio	217	345	449	152	12	(128)	(37)

Residential mortgage	48	55	40	7	—	(7)	(13)
Home equity and other consumer loans	39	45	43	18	6	(6)	(13)

Total consumer portfolio	87	100	83	25	6	(13)	(13)

FDIC covered loans	3	—	—	—	—	3	100

Total loans charged off	307	445	532	177	18	(138)	(31)

Recoveries of loans previously charged off:
Commercial and industrial	28	45	30	5	7	(17)	(38)
Commercial mortgage	26	11	—	—	—	15	136
Construction	12	20	2	1	—	(8)	(40)

Total commercial portfolio	66	76	32	6	7	(10)	(13)

Residential mortgage	1	1	—	—	—	—	—
Home equity and other consumer loans	2	2	1	1	1	—	—

Total consumer portfolio	3	3	1	1	1	—	—

FDIC covered loans	2	—	—	—	—	2	100

Total recoveries of loans previously charged off	71	79	33	7	8	(8)	(10)

Net loans charged off	236	366	499	170	10	(130)	(36)

Ending balance of allowance for loan losses	764	1,191	1,357	738	403	(427)	(36)
Allowance for losses on off-balance sheet commitments	133	162	176	125	90	(29)	(18)

Allowance for credit losses	$897	$1,353	$1,533	$863	$493	$(456)	(34)%

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$747	$1,166	$1,357	$738	$403	$(419)	(36)%
Allowance for loan losses on FDIC covered loans	17	25	—	—	—	(8)	(32)

Total allowance for loan losses	$764	$1,191	$1,357	$738	$403	$(427)	(36)%

Allowance for credit losses, excluding allowance on FDIC covered loans	$880	$1,328	$1,533	$863	$493	$(448)	(34)%
Allowance for credit losses on FDIC covered loans	17	25	—	—	—	(8)	(32)

Total allowance for credit losses	$897	$1,353	$1,533	$863	$493	$(456)	(34)%

(1)

Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization on October 1, 2011 in which The Bank of Tokyo-Mitsubishi UFJ transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT) to us.

nm	= not meaningful

As a result of loans accounted for under guidance for purchased credit-impaired loans, certain credit-related ratios are not meaningful when comparing a portfolio that includes purchased credit-impaired loans against one that does not, or to compare ratios across years. As such, the ratios particularly affected (the allowance for loan losses and allowance for credit losses as percentages of total loans held for investment) are also presented excluding the impact of FDIC covered loans in the table above.

Total loans charged off in 2011 decreased 31 percent from 2010 primarily due to decreased loss activity in commercial and industrial, commercial mortgage and construction loans, partially offset by increased lease financing loan charge offs. Credit trends in commercial and industrial loans began to improve as economic conditions improved. The industry segments which were negatively impacted from the still weak economy included media and entertainment, energy, specialty lending and commercial property loans. High unemployment and unstable residential property markets remained contributing factors to the elevated charge-off levels. Charge offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge offs are recorded.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. Beginning on January 1, 2009, we place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans become 90 days delinquent. Previously, these loans were not placed on nonaccrual status. However, before and after this nonaccrual accounting policy change, the loss content was charged off on or before the loans became 180 days past due. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

	December 31,					Increase (Decrease) December 31, 2011 from December 31, 2010
(Dollars in millions)	2011	2010	2009	2008	2007	Amount	Percent
Commercial and industrial	$127	$115	$342	$261	$29	$12	10%
Commercial mortgage	139	329	414	56	13	(190)	(58)
Construction	16	140	336	99	14	(124)	(89)

Total commercial portfolio	282	584	1,092	416	56	(302)	(52)

Residential mortgage	285	243	205	—	—	42	17
Home equity and other consumer loans	24	22	20	—	—	2	9

Total consumer portfolio	309	265	225	—	—	44	17

Total nonaccrual loans, excluding FDIC covered loans	591	849	1,317	416	56	(258)	(30)
FDIC covered loans	47	116	—	—	—	(69)	(59)

Total nonaccrual loans	638	965	1,317	416	56	(327)	(34)
OREO, excluding FDIC covered OREO	27	41	33	21	1	(14)	(34)
FDIC covered OREO	117	136	—	—	—	(19)	(14)

Total nonperforming assets	$782	$1,142	$1,350	$437	$57	$(360)	(32)%

Total nonperforming assets, excluding FDIC covered assets	$618	$890	$1,350	$437	$57	$(272)	(31)%

Troubled debt restructurings:
Accruing	$252	$22	$4	$—	$—	$230	nm
Nonaccruing (included in total nonaccrual loans above)	$221	$198	$17	$—	$—	$23	12%

Allowance for loan losses	$764	$1,191	$1,357	$738	$403	$(427)	(36)%

Allowance for credit losses	$897	$1,353	$1,533	$863	$493	$(456)	(34)%

During 2011 and 2010, we sold nonperforming loans with a book value of $121 million and $419 million, respectively.

Troubled Debt Restructurings

TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including maturity date extensions, loan-to-value requirements, and interest rates. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and typically a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms in making this determination.

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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2011 and 2010. Refer to Note 3 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a Percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Commercial and industrial	$151	$30	0.79%	0.20%
Commercial mortgage	104	111	1.27	1.41
Construction	66	—	7.55	—

Total commercial portfolio	321	141	1.10	0.56

Residential mortgage	142	79	0.72	0.45
Home equity and other consumer loans	2	—	0.05	—

Total consumer portfolio	144	79	0.62	0.37

FDIC covered loans	8	—	0.80	—

Total restructured loans	$473	$220	0.88%	0.47%

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $1 million and $2 million at December 31, 2011 and 2010, respectively. These amounts exclude FDIC covered loans accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans as the past due status of individual loans within the pools is not meaningful.

Interest Foregone

If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $58 million of interest income in 2011. After designation as a nonaccrual loan, we recognized interest income on a cash basis of $36 million for loans that were on nonaccrual status during 2011.

Quantitative and Qualitative Disclosures About Market Risk

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

Risk Governance

The Board of Directors (Board), directly or through its appropriate committee, approves our Asset Liability Management Policy (ALM Policy), which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Bank’s risk tolerance by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes Asset Liability Management Committee (ALCO) responsibilities and requires independent review and oversight of market and liquidity risk activities.

The Risk & Capital Committee (RCC), composed of selected senior officers of the Bank, among other things, strives to ensure that the Bank has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk/return direction for the Bank, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Bank’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

Interest Rate Risk Management (Other Than Trading)

ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) to changes in interest rates. NII was previously referred to as Accounting NII in the full year 2010 and first quarter of 2011. Our NII policy measurement typically involves a simulation of “Earnings-at-Risk” (EaR) in which we estimate the earnings impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Given the current and persistently low interest rate environment, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario.

Earnings at Risk

The table below presents the estimated increase (decrease) in NII given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	December 31, 2011	December 31, 2010
Effect on NII:
Increase 200 basis points	$98.8	$108.8
as a percentage of base case NII	3.98%	4.75%
Decrease 100 basis points	$(63.4)	$(64.8)
as a percentage of base case NII	(2.55)%	(2.83)%

Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would increase NII. Alternatively, gradually lower short-term rates would decrease NII. With regard to the curve shape, curve steepening would increase NII while curve flattening would slightly decrease NII.

We believe that our EaR simulation provides management with a reasonably comprehensive view of the sensitivity of NII to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory evolve. Actual and simulated NII will differ to the extent there are variances between actual and assumed interest rate changes, balance sheet volumes and changes in management strategies, among other factors. Key underlying assumptions include prepayment speeds on mortgage-related assets, changes in market conditions, loan volume and pricing, deposit volume and pricing, customer preferences and cash flows and maturities of derivative financial instruments.

ALM Activities

During 2011, the Bank’s asset sensitive EaR profile was managed to a slight decrease as changes were made to balance sheet composition as well as changes made to forecasted new activity over the next twelve months. Generally, in managing the interest rate sensitivity of our balance sheet, we coordinate various strategies and update them as needed.

ALM Securities

At December 30, 2011 and 2010, our available for sale securities portfolio included $22.6 billion and $20.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by U.S. government sponsored agencies, residential and commercial mortgage-backed securities, and asset-backed securities and has an expected weighted average life of 2.6 years. At December 31, 2011, approximately $4.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2011, we purchased $11.9 billion and sold $4.2 billion of securities, as part of our investment portfolio strategy, while $5.7 billion of ALM securities matured or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 1.7 at December 31, 2011, compared to 2.2 at December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.7 suggests an expected price decrease of approximately 1.7 percent for an immediate 1.0 percent parallel increase in interest rates.

ALM Derivatives

During 2011, the notional amount of the ALM derivatives portfolio increased by $1.9 billion due to the addition of $2.9 billion of new interest rate swaps partially offset by the termination of $1 billion of interest rate swaps. The new interest rate swaps consisted of a notional amount of $2.3 billion of receive fixed rate swaps to hedge floating rate commercial loans and $650 million of pay fixed rate swaps to hedge debt issuances and variable rate borrowings. The terminated swaps were pay fixed rate swaps associated with the planned issuance of fixed rate debt.

The fair value of the ALM derivatives portfolio decreased primarily due to the erosion of time value on interest rate cap contracts and the negative impact of a decrease in interest rates on our pay fixed interest rate swap contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

(Dollars in millions)	December 31, 2011	December 31, 2010	Increase (Decrease) December 31, 2011 from December 31, 2010
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$1,150	$1,500	$(350)
Interest rate receive fixed contracts	2,250	—	2,250
Interest rate cap purchased contracts	4,000	4,000	—

Total interest rate contracts	$7,400	$5,500	$1,900

Fair value of positions held for purposes other than trading:
Gross positive fair value	3	21	(18)
Gross negative fair value	10	—	10

Positive (negative) fair value of positions, net	$(7)	$21	$(28)

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

The following table sets forth the average, high and low 10-day, 99 percent confidence level VaR for our trading activities for the years ended December 31, 2011 and 2010.

	December 31,
	2011			2010
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$0.3	$0.8	$0.1	$0.3	$0.9	$0.1
Securities	0.3	1.2	—	0.3	0.9	0.2
Interest rate derivatives	1.3	3.4	0.3	1.9	4.4	0.4

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

As of December 31, 2011, we had a notional amount of $33.9 billion of interest rate derivative contracts compared with $28.8 billion at December 31, 2010. The increase was primarily due to larger notional amounts on certain customer transactions. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of December 31, 2011, we had a notional amount of $3.8 billion of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of December 31, 2011, we had a notional amount of $5.1 billion of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and remove our exposure to market risk by entering into matching contracts with other counterparties. As of December 31, 2011, we had a notional amount of $3.0 billion of equity contracts representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2011 and 2010 and the change in fair value between December 31, 2011and 2010.

(Dollars in millions)	December 31, 2011	December 31, 2010	Increase (Decrease) December 31, 2011 from December 31, 2010
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$33,903	$28,820	$5,083
Commodity contracts	5,136	4,679	457
Foreign exchange contracts(1)	3,762	2,594	1,168
Equity contracts	3,037	1,313	1,724
Other contracts	—	60	(60)

Total	$45,838	$37,466	$8,372

Fair value of positions held for trading purposes:
Gross positive fair value	$1,346	$922	$424
Gross negative fair value	1,297	897	400

Positive fair value of positions, net	$49	$25	$24

(1)	Excludes spot contracts with a notional amount of $0.4 billion at both December 31, 2011 and 2010.

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

To support asset growth, wholesale funding increased by $5.1 billion from $9.9 billion at December 31, 2010 to $15.0 billion at December 31, 2011. Total deposits increased $4.4 billion from $60.0 billion at December 31, 2010 to $64.4 billion at December 31, 2011.

Core deposits, which consist of total deposits excluding brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2011, our core deposits totaled $52.8 billion and our total loan-to-total deposit ratio was 83 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of December 31, 2011, the Bank had $4.1 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $21.2 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $2.4 billion from $15.2 billion at December 31, 2010 to $17.6 billion at December 31, 2011.

•

The Bank has a $4.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.2 billion at December 31, 2011. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration with the SEC permitting ready access to the public debt markets. As of December 31, 2011, $1.5 billion of debt or other securities were available for issuance under this shelf registration. We do not have any firm commitments in place to sell securities under this shelf registration.

We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about recent ratings agency downgrades of Japan’s credit rating and related rating downgrades for most major Japanese banks, including BTMU, see “The Bank of Tokyo

Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part I, Item 1A. Risk Factors of this Form 10-K. The following table provides our credit ratings as of December 31, 2011.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor’s	Long-term Short-term	A+ A-1	A A-1

Moody’s	Long-term Short-term	A2 P-1	— —

Fitch	Long-term Short-term	A F1	A F1

DBRS	Long-term Short-term	A (high) R-1 (middle)	A R-1 (low)

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

Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various CRA related investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of low income housing tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for large equipment leasing projects. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement).

The following table presents, as of December 31, 2011, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 8 to our Consolidated Financial Statements included in this Form 10-K, and accrued interest payable, which is not significant.

	December 31, 2011
(Dollars in millions)	One Year or less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$9,940	$1,931	$1,189	$560	$13,620
Medium- and long-term debt(1)	1,125	3,007	2,498	—	6,630
Operating leases (premises)	85	155	124	189	553
Purchase obligations	29	13	1	—	43

Total debt and operating leases	$11,179	$5,106	$3,812	$749	$20,846

(1)

These interest bearing obligations are principally used to fund interest earning assets. As such, interest payments on contractual obligations were excluded from disclosed amounts as the potential cash outflows would have corresponding cash inflows from interest earning assets.

The payment amounts in the above table represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying amount adjustments. Contractual obligations presented do not include $277 million of unrecognized income tax benefits. Of this amount, $252 million has been paid.

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

We enter into derivative contracts, which create contractual obligations, primarily as a financial intermediary for customers and, to some extent, for our own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value. Because neither the fair values of derivative assets and liabilities, nor their notional amounts, generally represent the amounts that would be paid upon settlement under these contracts, they are not included in the contractual obligations table above. For additional discussion of derivative instruments, see “Quantitative and Qualitative Disclosures About Market Risk” and Note 16 to our Consolidated Financial Statements included in this Form 10-K.

The following table presents our significant commitments to fund as of December 31, 2011.

(Dollars in millions)	December 31, 2011
Commitments to extend credit	$24,698
Standby & commercial letters of credit	5,494
Other commitments	250

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, we enter into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2011, the carrying amount of our risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amount of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on our credit assessment of the customer.

Other commitments include commitments to fund principal investments, LIHC investments, and CLO and other securities.

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

We invest in either guaranteed or unguaranteed LIHC investments. The guaranteed LIHC investments carry a minimum rate of return guarantee by a creditworthy entity. The unguaranteed LIHC investments carry partial guarantees covering the timely completion of projects, availability of tax credits and operating deficit thresholds from the issuer. For these LIHC investments, we have committed to provide additional funding as stipulated by its investment participation.

We are the fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, we guarantee a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, we receive guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce our ultimate exposure to loss. As of December 31, 2011, our maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $188 million. The risk that we would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At December 31, 2011, we had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on our LIHC investments that were consolidated, refer to Note 6 to these consolidated financial statements included in this Form 10-K.

We have rental commitments under long-term operating lease agreements, as reflected in the above table on contractual obligations.

We guarantee our subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2011, we had no exposure to loss for these agreements.

We conduct securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.2 billion at December 31, 2011 and the market value of the associated collateral was $1.3 billion. As of December 31, 2011, we had no exposure that would require us to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

We occasionally enter into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. We become liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2011, the current exposure to loss under these contracts totaled $30 million, and the maximum potential exposure to loss in the future was estimated at $38 million.

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

The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During 2011, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

•

An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. Prior to the fourth quarter of 2011, such indirect costs were allocated based on each segment’s proportionate share of direct costs.

•

An expected credit loss allocation methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. As a result of the methodology used in this model, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

The reportable business segment results for the prior periods have been adjusted to reflect changes in the transfer pricing and overhead methodologies that have occurred.

	Retail Banking					Corporate Banking
	As of and for the Years Ended December 31,			2011 vs. 2010 Increase/(decrease)		As of and for the Years Ended December 31,			2011 vs. 2010 Increase/(decrease)
	2011	2010	2009	Amount	Percent	2011	2010	2009	Amount	Percent
Results of operations after performance center earnings (dollars in millions):
Net interest income (expense)	$1,092	$990	$815	$102	10%	$1,273	$1,244	$1,130	$29	2%
Noninterest income (expense)	258	273	283	(15)	(5)	544	531	464	13	2

Total revenue	1,350	1,263	1,098	87	7	1,817	1,775	1,594	42	2
Noninterest expense (income)	1,070	955	844	115	12	967	971	859	(4)	—
Credit expense (income)	26	27	28	(1)	(4)	184	272	333	(88)	(32)

Income (loss) before income taxes and including noncontrolling interests	254	281	226	(27)	(10)	666	532	402	134	25
Income tax expense (benefit)	99	110	88	(11)	(10)	155	114	71	41	36

Net income (loss) including noncontrolling interest	155	171	138	(16)	(9)	511	418	331	93	22
Less: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$155	$171	$138	$(16)	(9)	$511	$418	$331	$93	22

Average balances (dollars in millions):
Total loans held for investment	$23,374	$22,034	$21,151	$1,340	6	$27,538	$26,460	$29,613	$1,078	4
Total assets	24,412	22,954	21,935	1,458	6	31,906	30,347	33,243	1,559	5
Total deposits	24,521	23,090	19,502	1,431	6	31,133	36,918	32,299	(5,785)	(16)
Financial ratios:
Return on average assets	0.63%	0.75%	0.63%			1.60%	1.38%	1.00%
Core efficiency ratio(2)	79.01	75.43	76.74			49.44	51.27	50.49

	Other					Reconciling Items
	As of and for the Years Ended December 31,			2011 vs. 2010 Increase/(decrease)		As of and for the Years Ended December 31,
	2011	2010	2009	Amount	Percent	2011	2010	2009
Results of operations after performance center earnings (dollars in millions):
Net interest income (expense)	$189	$255	$365	$(66)	(26)%	$(76)	$(65)	$(61)
Noninterest income (expense)	85	185	40	(100)	(54)	(71)	(66)	(60)

Total revenue	274	440	405	(166)	(38)	(147)	(131)	(121)
Noninterest expense (income)	433	497	425	(64)	(13)	(55)	(51)	(40)
Credit expense (income)	(411)	(116)	754	(295)	(254)	(1)	(1)	(1)

Income (loss) before income taxes and including noncontrolling interests	252	59	(774)	193	327	(91)	(79)	(80)
Income tax expense (benefit)	99	46	(289)	53	115	(35)	(31)	(31)

Net income (loss) including noncontrolling interest	153	13	(485)	140	nm	(56)	(48)	(49)
Less: Net loss from noncontrolling interests(1)	15	19	—	(4)	(21)	—	—	—

Net income (loss) attributable to UNBC	$168	$32	$(485)	$136	425	$(56)	$(48)	$(49)

Average balances (dollars in millions):
Total loans held for investment	$1,113	$1,113	$(121)	$—	—	$(2,086)	$(1,920)	$(1,653)
Total assets	28,232	31,817	20,261	(3,585)	(11)	(2,115)	(1,941)	(1,673)
Total deposits	6,588	7,398	6,100	(810)	(11)	(2,176)	(1,802)	(1,306)
Financial ratios:
Return on average assets	na	na	na
Core efficiency ratio(2)	na	na	na

	UnionBanCal Corporation
	As of and for the Years Ended December 31,			2011 vs. 2010 Increase/(decrease)
	2011	2010	2009	Amount	Percent
Results of operations after performance center earnings (dollars in millions):
Net interest income (expense)	$2,478	$2,424	$2,249	$54	2%
Noninterest income (expense)	816	923	727	(107)	(12)

Total revenue	3,294	3,347	2,976	(53)	(2)
Noninterest expense (income)	2,415	2,372	2,088	43	2
Credit expense (income)	(202)	182	1,114	(384)	(211)

Income (loss) before income taxes and including noncontrolling interests	1,081	793	(226)	288	36
Income tax expense (benefit)	318	239	(161)	79	33

Net income (loss) including noncontrolling interest	763	554	(65)	209	38
Less: Net loss from noncontrolling interests(1)	15	19	—	(4)	(21)

Net income (loss) attributable to UNBC	$778	$573	$(65)	$205	36

Average balances (dollars in millions):
Total loans held for investment	$49,939	$47,687	$48,990	$2,252	5
Total assets	82,435	83,176	73,766	(741)	(1)
Total deposits	60,066	65,604	56,595	(5,538)	(8)
Financial ratios:
Return on average assets	0.94%	0.69%	(0.09)%
Core efficiency ratio(2)	66.31	63.57	66.34

(1)	Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).

(2)

The core efficiency ratio is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to acquisitions, asset impairment charges and certain costs related to productivity initiatives) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization.

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

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 353 full-service branches in California and 51 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

The Community Banking Division is organized geographically and serves its customers in the following ways:

—	through banking branches and ATMs which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

—	through its call center and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

—	through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

•	the Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

During 2011, net income of Retail Banking decreased 9 percent compared to 2010, resulting from a 12 percent increase in noninterest expense and a 5 percent decrease in noninterest income, partially offset by a 10 percent increase in net interest income. The increase in noninterest expense was primarily due to higher costs allocated from support groups, higher staff costs, and the full year impact of acquisition-related expenses. The increase in net interest income was primarily due to the growth in loans and deposits along with a decline in the funding charge for loans, which outpaced the rate of decline in the loan yields. The decrease in noninterest income was primarily due to a decrease in interchange fees. We expect noninterest income for 2012 will be negatively impacted by the full-year effect of the Durbin Amendment to the Dodd-Frank Act, which went into effect on October 1, 2011 and sets a cap on interchange fees on consumer accounts at a rate below third quarter 2011 levels.

Average asset growth for 2011 compared to 2010 was primarily driven by a 6 percent growth in average loans held for investment, mainly in residential mortgages.

Average deposits increased 6 percent during 2011 compared to the same period in 2010. The key drivers for this increase include Retail Banking’s strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

Corporate Banking

Corporate Banking offers a range of financial products to both middle-market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on specific specialized industries, such as power and utilities, petroleum, real estate, healthcare, equipment leasing and commercial finance as well as general corporate and middle-market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a range of noncredit services, which include global treasury management solutions, foreign exchange and various interest rate risk and commodity risk management products. These products are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes, including numerous vertical industry niches such as U.S. correspondent banks and certain government entities.

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

Corporate Banking is comprised of the following main divisions:

•	the Commercial Banking Division, which includes the following operating units:

—	Commercial Banking, which provides commercial lending products and treasury management services to middle-market and corporate companies primarily in California, Oregon and Washington;

—

Power and Utilities, which provides treasury management products and commercial lending products, including commercial lines of credit and project financing, to independent power producers as well as regulated utility companies;

—	Petroleum, which provides commercial lending products, including reserve-based lines of credit, commercial lines of credit as well as treasury management products, to oil and gas companies;

—

National Banking, which provides commercial lending and treasury management products to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as healthcare, entertainment, and food and beverage; and

—

Specialized Industries, which provides commercial lending and treasury products to middle-market and corporate clients in specific industries on a national basis, including commercial finance, funds finance, environmental services and non-profits.

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

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Additionally, this division includes the Institutional Services operating unit, which provides custody and corporate trust services. The client base of this operating unit includes financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Custody Services provides both domestic and international safekeeping/settlement services in addition to securities lending. Corporate Trust acts as trustee for corporate and municipal debt issues, and provides escrow services and trustee services for project finance. Retirement Plan Services provides defined benefit services, including trustee services and investment management; and

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

During 2011, net income of Corporate Banking increased 22 percent, compared to 2010, primarily resulting from a 2 percent increase in net interest income, a 2 percent increase in noninterest income and a 32 percent decrease in credit expense. During 2011, average loans held for investment increased 4 percent compared to 2010, primarily due to increases in our commercial and industrial loan portfolio, partially offset by a decrease in our real estate construction loan portfolio.

During 2011, average deposits decreased 16 percent compared to 2010, primarily due to a decrease in interest bearing core deposits. This planned deposit decline resulted primarily from targeted rate reductions.

Noninterest income increased 2 percent during 2011, compared to 2010, primarily due to higher merchant banking fees, partially offset by lower deposit fees.

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

•

Corporate Treasury, which is responsible for our ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of our balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 2 of this Form 10-K;

•	the adjustment between the credit expense (income) under the expected credit loss allocation methodology and (reversal of) provision for credit losses under US GAAP;

•	the residual costs of support groups;

•

corporate activities that are not directly attributable to one of the two business segments. Included in this category are certain other items such as the results of operations of certain subsidiaries of UnionBanCal, and the elimination of the fully taxable-equivalent basis amount;

•	goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction;

•	the FDIC covered assets; and

•	the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.1 percent and our consolidated effective tax rate.

The increase in net income of $136 million for 2011 compared with 2010 is primarily due to the following factors:

•

an increase in credit income of $295 million, which reflects the improvement in credit quality of our loan portfolio. Credit income of $411 million for 2011 was due to the difference between the $202 million reversal of provision for loan losses calculated under our US GAAP methodology and the $209 million in expected losses for the reportable business segments, which utilizes the expected credit loss allocation methodology. This compares to a credit income of $116 million in 2010;

•

noninterest income decreased $100 million in 2011 compared to 2010. This decrease is due to lower gains on the sales of ALM investment securities and a decrease in indemnification asset accretion, driven by better than expected FDIC covered loan performance; and

•	noninterest expense decreased $64 million in 2011 compared to 2010. This decrease is due to decreases in asset impairment charges, operating losses, and amortization of intangibles.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Interest Income
Loans	$2,303	$2,266	$2,320
Securities	538	547	455
Other	8	13	15

Total interest income	2,849	2,826	2,790

Interest Expense
Deposits	216	290	408
Commercial paper and other short-term borrowings	6	4	22
Long-term debt	149	108	111

Total interest expense	371	402	541

Net Interest Income	2,478	2,424	2,249
(Reversal of) provision for loan losses	(202)	182	1,114

Net interest income after (reversal of) provision for loan losses	2,680	2,242	1,135

Noninterest Income
Service charges on deposit accounts	228	250	291
Trust and investment management fees	132	133	135
Trading account activities	126	111	74
Merchant banking fees	97	83	65
Securities gains, net	58	105	24
Brokerage commissions and fees	47	40	34
Card processing fees, net	37	41	32
Other	91	160	72

Total noninterest income	816	923	727

Noninterest Expense
Salaries and employee benefits	1,385	1,230	972
Net occupancy and equipment	267	252	233
Professional and outside services	209	199	159
Intangible asset amortization	106	124	162
Regulatory assessments	69	116	134
(Reversal of) provision for losses on off-balance sheet commitments	(29)	(14)	51
Other	408	465	377

Total noninterest expense	2,415	2,372	2,088

Income (loss) before income taxes and including noncontrolling interests	1,081	793	(226)
Income tax expense (benefit)	318	239	(161)

Net Income (Loss) including Noncontrolling Interests	763	554	(65)
Deduct: Net loss from noncontrolling interests	15	19	—

Net Income (Loss) attributable to UnionBanCal Corporation (UNBC)	$778	$573	$(65)

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,419	$946
Interest bearing deposits in banks (includes $8 at December 31, 2011 and $11 at December 31, 2010 related to consolidated variable interest entities (VIEs))	2,764	217
Federal funds sold and securities purchased under resale agreements	12	11

Total cash and cash equivalents	4,195	1,174
Trading account assets (includes $14 at December 31, 2011 and $43 at December 31, 2010 of assets pledged as collateral)	1,135	999
Securities available for sale (includes $10 at December 31, 2010 of securities pledged as collateral)	22,833	20,791
Securities held to maturity (Fair value: December 31, 2011, $1,429; December 31, 2010, $1,560)	1,273	1,323
Loans held for investment:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	52,591	46,584
FDIC covered loans	949	1,510

Total loans held for investment	53,540	48,094
Allowance for loan losses	(764)	(1,191)

Loans held for investment, net	52,776	46,903
Premises and equipment, net	684	712
Intangible assets	360	457
Goodwill	2,457	2,456
FDIC indemnification asset	598	783
Other assets (includes $286 at December 31, 2011 and $283 at December 31, 2010 related to consolidated VIEs)	3,365	3,499

Total assets	$89,676	$79,097

Liabilities
Deposits:
Noninterest bearing	$20,598	$16,343
Interest bearing	43,822	43,611

Total deposits	64,420	59,954
Commercial paper and other short-term borrowings	3,683	1,356
Long-term debt (includes $8 at December 31, 2011 and December 31, 2010 related to consolidated VIEs)	6,684	5,598
Trading account liabilities	1,040	774
Other liabilities (includes $1 at December 31, 2011 and $2 at December 31, 2010 related to consolidated VIEs)	2,019	1,024

Total liabilities	77,846	68,706

Commitments, contingencies and guarantees—See Note 20

Equity
UNBC Stockholder’s Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of December 31, 2011 and 136,330,829 shares issued and outstanding as of December 31, 2010	136	136
Additional paid-in capital	5,989	5,198
Retained earnings	6,246	5,468
Accumulated other comprehensive loss	(809)	(677)

Total UNBC stockholder’s equity	11,562	10,125
Noncontrolling interests	268	266

Total equity	11,830	10,391

Total liabilities and equity	$89,676	$79,097

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries Consolidated Statements of Changes in Stockholder’s Equity

	UNBC Stockholder’s Equity
(in millions, except shares)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder’s equity
BALANCE DECEMBER 31, 2008	136,330,829	$136	$3,195	$4,965	$(812)	$—	$7,484

Comprehensive loss:
Net loss—2009				(65)			(65)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges					(54)		(54)
Net change in unrealized losses on securities					57		57
Foreign currency translation adjustment					1		1
Net change in pension and other benefits					157		157

Total comprehensive income, net of tax							96
Capital contribution from Bank of Tokyo- Mitsubishi UFJ, Ltd. (BTMU)			2,000				2,000

Net change	—	—	2,000	(65)	161	—	2,096

BALANCE DECEMBER 31, 2009	136,330,829	$136	$5,195	$4,900	$(651)	$—	$9,580

Cumulative effect from change in accounting for VIEs(1)						272	272
Cumulative effect from change in accounting for embedded credit derivatives, net of tax(2)				(5)	7		2
Comprehensive income:
Net income (loss)—2010				573		(19)	554
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges					(40)		(40)
Net change in unrealized losses on securities					51		51
Foreign currency translation adjustment					1		1
Net change in pension and other benefits					(45)		(45)

Total comprehensive income, net of tax							521
Compensation expense—restricted stock units			3				3
Other						13	13

Net change	—	—	3	568	(26)	266	811

BALANCE DECEMBER 31, 2010	136,330,829	$136	$5,198	$5,468	$(677)	$266	$10,391

Comprehensive income:
Net income (loss)—2011				778		(15)	763
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on cash flow hedges					4		4
Net change in unrealized losses on securities					131		131
Foreign currency translation adjustment					(1)		(1)
Net change in pension and other benefits					(266)		(266)

Total comprehensive income, net of tax							631
Capital contribution from BTMU(3)	1		783				783
Compensation expense—restricted stock units			8				8
Other						17	17

Net change	1	—	791	778	(132)	2	1,439

BALANCE DECEMBER 31, 2011	136,330,830	$136	$5,989	$6,246	$(809)	$268	$11,830

(1)	For additional information on the consolidated VIEs, refer to Note 6 to these consolidated financial statements.

(2)	For additional information on the change in accounting for embedded derivatives, refer to Note 16 to these consolidated financial statements.

(3)	For additional information on the capital contribution, refer to Note 21 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$763	$554	$(65)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(202)	182	1,114
(Reversal of) provision for losses on off-balance sheet commitments	(29)	(14)	51
Depreciation, amortization and accretion, net	332	234	155
Stock-based compensation – restricted stock units	8	3	—
Deferred income taxes	138	84	(122)
Net gains on sales of securities	(58)	(105)	(24)
Net decrease (increase) in trading account assets	(136)	(274)	491
Net decrease (increase) in other assets	279	235	(765)
Net increase (decrease) in trading account liabilities	265	221	(496)
Net increase (decrease) in other liabilities	726	(149)	(614)
Loans originated for resale	(19)	(14)	(65)
Net proceeds from sale of loans originated for resale	22	5	48
Other, net	(236)	4	166

Total adjustments	1,090	412	(61)

Net cash provided by (used in) operating activities	1,853	966	(126)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,556	4,407	5,295
Proceeds from matured and called securities available for sale	5,758	9,611	2,537
Purchases of securities available for sale	(12,257)	(12,083)	(23,295)
Proceeds from matured securities held to maturity	157	14	8
Purchases of premises and equipment, net	(86)	(139)	(101)
Proceeds from sales of loans	223	528	110
Net decrease (increase) in loans	(5,801)	49	1,754
Proceeds from FDIC loss share agreements	134	165	—
Net cash acquired from (paid for) acquisitions	(10)	272	—
Other, net	(5)	(8)	(1)

Net cash provided by (used in) investing activities	(7,331)	2,816	(13,693)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	4,466	(11,452)	22,468
Net increase (decrease) in commercial paper and other short-term borrowings	2,289	(278)	(6,903)
Capital contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	618	—	2,000
Proceeds from issuance of long-term debt	2,000	2,400	1,625
Repayment of long-term debt	(888)	(1,520)	(1,650)
Other, net	(2)	3	2
Change in noncontrolling interests	16	13	(2)

Net cash provided by (used in) financing activities	8,499	(10,834)	17,540

Net change in cash and cash equivalents	3,021	(7,052)	3,721
Cash and cash equivalents at beginning of period	1,174	8,226	4,505

Cash and cash equivalents at end of period	$4,195	$1,174	$8,226

Cash Paid During the Period For:
Interest	$354	$401	$562
Income taxes, net	222	(9)	210
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of assets acquired	$38	$3,225	$—
Fair value of liabilities assumed	15	3,497	—
Transfer of The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT) from BTMU:
Carrying value of assets transferred	372	—	—
Carrying value of liabilities transferred	207	—	—
Securities available for sale transferred to securities held to maturity	—	—	1,144
Net transfer of loans held for investment to loans held for sale	288	618	216
Transfer of loans held for investment to other real estate owned assets (OREO)	169	105	66

See accompanying notes to consolidated financial statements.

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

On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company’s issued and outstanding shares of common stock are owned by BTMU. Prior to the privatization transaction, BTMU owned approximately 64 percent of the Company’s outstanding shares of common stock.

On April 16 and 30, 2010, the Bank entered into Purchase and Assumption Agreements (Agreements) with the Federal Deposit Insurance Corporation (FDIC) to acquire certain assets and assume certain liabilities of Tamalpais Bank (Tamalpais) and Frontier Bank (Frontier), respectively. Pursuant to the Agreements, the Bank acquired $572 million and $2.9 billion of assets at fair value related to Tamalpais Bank and Frontier Bank, respectively. During 2011, payments received of $134 million related to the loss share agreements with the FDIC in conjunction with the Company’s FDIC-assisted acquisitions are disclosed separately as proceeds from FDIC loss share agreements and are classified within cash flows from investing activities. These proceeds were previously classified under cash flows from operating activities and totaled $165 million in 2010.

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and the variable interest entities (VIEs) in which the Company is the primary beneficiary. The primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and has the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. Results of operations for VIEs are included from the dates that the Company became the primary beneficiary. All intercompany transactions and balances with consolidated entities are eliminated in consolidation.

The Company accounts for investments over which it exerts significant influence using the equity method of accounting. Investments where the Company does not exert significant influence are accounted for at cost. Investments accounted for under both the equity method and cost method of accounting are included in other assets.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and general practice within the banking industry. The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

evaluation of other-than-temporary impairment on investment securities (Note 2), allowance for credit losses (Note 3), purchased credit-impaired loans (Note 3), annual goodwill impairment analysis (Note 4), pension accounting (Note 8), income taxes (Note 10), valuing financial instruments (Note 15), and hedge accounting (Note 16).

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, which have original maturities less than 90 days.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. These agreements are recorded at the amounts at which the securities were acquired or sold, plus accrued interest. The Company’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount financed under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Trading Account Assets

Trading account assets are recorded at fair value and consist of securities that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in fair values. Substantially all of the securities have a high degree of liquidity and a readily determinable fair value. Interest on trading account assets is included in interest income. Realized gains and losses from the sale or close-out of trading account positions and unrealized fair value adjustments are recognized in noninterest income.

Derivatives included in trading account assets are reported at fair value, with changes in fair values included in noninterest income in the period in which the changes occur taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions in the event of bankruptcy. Derivatives included in trading account assets are primarily interest rate swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes, as an accommodation to customers, or as an economic hedge.

Securities

Securities are classified based on management’s intent. Securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The Company’s held to maturity securities consist of the collateralized loan obligation (CLO) portfolio. Debt securities and equity securities with readily determinable fair values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholder’s equity until realized.

Interest income on debt securities classified as either available for sale or held to maturity includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The Company recognizes other-than-temporary impairment on its securities available for sale and held to maturity portfolios when it does not expect to recover its amortized cost in any individual security. A debt security is subject to impairment testing when its fair value is lower than its amortized cost at the end of a reporting period. In determining whether impairment is other than temporary, the Company considers expected cash flows utilizing a number of assumptions such as default, recovery and reinvestment rates, and business models considering current and projected financial performance and overall economic conditions.

Debt securities in the available for sale and held to maturity portfolios with unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or if the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment writedown is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss in this case, only the amount of impairment associated with the credit loss is recognized in income. Amounts related to factors other than credit losses are recorded in other comprehensive income.

Marketable equity securities are subject to testing for other-than-temporary impairment when there is a severe or sustained decline in market price below the amount recorded for that investment. The Company considers the issuer’s financial condition, capital strength, and near-term prospects in assessing whether other-than-temporary impairment exists.

Realized gains and losses on the sale of available for sale securities and credit losses related to other-than-temporary impairment on available for sale securities are included in noninterest income as securities gains (losses), net. The specific identification method is used to calculate realized gains and losses on sales.

Securities available for sale that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement have been separately identified as pledged as collateral.

Loans Held for Investment, Purchased Credit-Impaired Loans, Other Acquired Loans and Loans Held for Sale

Loans held for investment are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees, related direct loan origination costs, purchase premiums and discounts, and fair value adjustments related to the Company’s privatization transaction. Unearned income, deferred net fees and costs and purchase premiums and discounts related to loans held for investment are recognized in interest income on an effective yield basis over the contractual loan term.

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest. Loans are generally placed on nonaccrual when such loans have become contractually past due 90 days with respect to principal or interest. Past due status is determined based on the contractual terms of the loan and the number of payment cycles since the last payment date. Interest accruals are continued for certain small business loans and consumer installment loans which are charged off at 120 days. For the commercial loan portfolio segment, interest accruals are also continued for loans that are both well-secured and in the process of collection.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loan is considered to be fully collectible on a timely basis. However, the Company’s policy also allows management to continue the recognition of interest income on certain loans placed on nonaccrual status. This portion of the nonaccrual portfolio is referred to as “Cash Basis Nonaccrual” under which the accrual of interest is suspended and interest income is recognized only when collected. This policy applies to consumer portfolio segment loans and commercial portfolio segment loans that are well-secured and in management’s judgment are considered to be fully collectible but the timely collection of payments is in doubt.

A troubled debt restructuring is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a troubled debt restructured loan (TDR). A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding offsetting compensation or additional support. The Company measures impairment of a TDR using the methodology described for individually impaired loans. For the consumer portfolio segment, TDRs are initially placed on nonaccrual and typically a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms in making this determination.

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

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans, which also has the effect of reclassifying a portion of the nonaccretable difference to accretable yield. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income.

Other acquired loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for other acquired loans as of the acquisition date. The purchase premium or discount is accreted to interest income over the remaining contractual life of the loans when they are performing or upon prepayment.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Loans held for sale, which are recorded in other assets, are carried at the lower of cost or fair value on an individual basis for commercial loans and on an aggregate basis for residential mortgage loans. Changes in fair value are recognized in other noninterest income. Nonrefundable fees, direct loan origination costs, and purchase premiums and discounts related to loans held for sale are deferred and recognized as a component of the gain or loss on sale.

The Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leveraged leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases and applicable for leveraged leases only, net of nonrecourse debt.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, the specific allowance for impaired loans and the unallocated allowance. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into three segments—commercial segment, consumer segment, and FDIC covered loans. The Company further divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial and industrial, commercial mortgage, construction, residential mortgage, home equity and other consumer loans, and FDIC covered loans.

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The Company derives the loss factors for the commercial segment from a loss migration application based on grades for individual loans; such factors for individually graded credits are derived from a migration application that tracks historical losses over a period, such as an economic cycle, which management believes captures the inherent losses in the loan portfolio. Pooled loan loss factors are used for the consumer segment, as well as for smaller balance commercial loans, which are part of the commercial segment; such pooled loan loss factors (for loans not individually graded) are based on expected net charge off ranges.

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

Furthermore, based on management’s judgment, the Company’s methodology permits adjustments to any loss factor used in the computation of the formula allowance for significant factors, which affect the collectability of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that management expects will impact the portfolio. Updates of the loss confirmation periods are performed when significant events cause management to reexamine data.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Substantially all of the Company’s FDIC covered loans are purchased credit-impaired loans. Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If the Company has probable decreases in expected cash flows to be collected after acquisition, the Company charges the provision for loan losses and establishes an allowance for loan losses.

The Company individually evaluates for impairment larger nonaccruing loans within the commercial portfolio. Residential mortgage and consumer loans are not individually evaluated for impairment unless they represent TDRs. Loans are considered impaired when the evaluation of current information regarding the borrower’s financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are measured using the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are groups of smaller balance homogeneous loans such as consumer and residential mortgage loans, which are evaluated on a pool basis. The Company’s policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

The unallocated allowance is composed of attribution factors, which are based upon management’s evaluation of various conditions existing within the Company’s portfolio segments that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas and products of the Company, credit quality trends and risk identification, collateral values, loan volumes, underwriting standards and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular classes of the portfolio and the duration of the current business cycle.

Significant risk characteristics considered in estimating the allowance for credit losses include the following:

•	Commercial and industrial - industry specific economic trends and individual borrower financial condition

•	Construction and commercial mortgage loans - type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition

•	Residential mortgage and consumer - historical and expected future charge-offs, borrower’s credit, property collateral, and loan characteristics

Loans are charged off in whole or in part when they are considered to be uncollectible. Loans in the commercial loan portfolio segment are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. Loans in the consumer portfolio segment are generally considered uncollectible based on past due status and the value of any collateral. Recoveries of amounts previously charged off are recorded as a recovery to the allowance for loan losses.

Allowance for Losses on Off-Balance Sheet Commitments

The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The commitments include unfunded loan commitments, standby letters of credit and commercial lines of credit that are not for sale. The Company’s methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses (see “Allowance for Loan Losses” above) and incorporates an assumption based upon historical information of likely utilization. The allowance for losses on off-balance sheet commitments is classified as

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

other liabilities and the change in this allowance is recognized in noninterest expense. Losses on off-balance sheet commitments are identified when exposures committed to customers facing difficulty are drawn upon, and subsequently result in charge offs.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization, and fair value adjustments related to the Company’s privatization transaction. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to fifty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter.

Long-lived assets that are held for use are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined if the expected undiscounted future cash flows of a long-lived asset is lower than its carrying amount. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The impairment loss is recognized in noninterest expense. Restoration of a previously recognized impairment loss is prohibited.

Goodwill and Identifiable Intangible Assets

Intangible assets represent purchased assets that lack physical substance and can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged. Intangible assets are recorded at fair value at the date of acquisition.

Intangible assets that have indefinite lives are tested for impairment at least annually, and more frequently in certain circumstances. Goodwill is assessed for impairment at the reporting unit level and various valuation methodologies are applied to carry out the first step of the impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second test is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill. Goodwill impairment is recognized through a direct write down to its carrying amount and subsequent reversals of goodwill impairment are prohibited.

Intangible assets that have finite lives, which include core deposit intangibles, customer relationships and trade names, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated periods of benefit, which range from six to fifty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais in 2010, the Company entered into loss share agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse the Company for certain losses on the covered assets. The purchase and assumption and loss share agreements have specific compliance, servicing, notification and reporting requirements.

At the date of the acquisition, the Company recorded an indemnification asset at fair value based on the present value of cash flows expected to be collected from the FDIC under the loss share agreements. Subsequent to the acquisition, the indemnification asset is accounted for on the same basis as the related FDIC covered loans and is linked to the losses on those loans. The difference between the carrying amount

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

and the undiscounted cash flows that the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. Any increases in expected cash flows of the loans due to decreases in expected credit losses will lower the amount of accretion on the FDIC indemnification asset recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset and adjust the provision for credit losses.

Other Real Estate Owned

Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is initially recorded in other assets at acquisition date fair value as established by a current appraisal, adjusted for estimated disposition costs. Any write-down on the date of transfer from loan classification is charged to the allowance for loan losses, or the associated adjustment for purchased credit impaired loans. Subsequently, OREO is measured at the lower of acquisition date fair value or fair value less costs to sell. OREO values are reviewed on an ongoing basis and subsequent declines in an individual property’s fair value are recognized in earnings in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense.

Other Investments

The Company invests in private capital investments which include direct investments in private companies and indirect investments in private equity funds. These investments are initially recorded at cost and are accounted for using the cost or equity method of accounting depending on whether the Company has significant influence over the investee. Under the equity method, the investment is adjusted for the Company’s share of the investee’s net income or loss for the period. Under the cost method, dividends received are recognized in other noninterest income, and dividends received in excess of the investee’s earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are evaluated for other-than-temporary impairment if events or conditions indicate that it is probable that the carrying amount of the investment will not be fully recovered in the foreseeable future. If an investment is determined to be impaired, it is written down to its fair value. Fair value is estimated based on a company’s business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated using the net asset value (NAV) of the fund. All of these investments are included within other assets and any other-than-temporary impairment is recognized in other noninterest income.

The Company invests in limited liability partnerships and other entities operating qualified affordable housing projects. These low-income housing credit (LIHC) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying amount is amortized as an expense over the period of available tax credits and tax benefits.

The Company also invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost and amortized over the period the tax credits are allocated to provide a constant effective yield.

The Company invests in limited liability partnerships that operate renewable energy projects. Tax credits, taxable income and distributions associated with these renewable energy projects are allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method, with the initial investment recorded at cost and the carrying amount adjusted for partnership allocations received. These investments are tested annually for impairment, based on projected operating results and realizability of tax credits.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Derivative Instruments Used in Hedging Relationships

The Company enters into a variety of derivative contracts as a means of reducing the Company’s interest rate and foreign exchange exposures and designates such derivatives under qualifying hedge relationships. All such derivative instruments are recorded at fair value and are included in other assets or other liabilities, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis in the event of bankruptcy.

At hedge inception, the Company designates a derivative instrument as: a hedge of the fair value of a recognized asset or liability (i.e., fair value hedge), or a hedge of the variability in the expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (i.e., cash flow hedge).

Where hedge accounting is applied, the Company formally documents, at hedge inception, its risk management objective and strategy for undertaking the hedge, which includes identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and how the hedge’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the hedging relationship must be expected to be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributed to the hedged risk during the hedge period in order to qualify for hedge accounting.

When measuring qualifying cash flow hedges for effectiveness, only ineffectiveness resulting from over-hedging is recorded in earnings as an adjustment to noninterest expense, with other changes in fair value recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans, deposit liabilities and borrowings are recognized in net interest income in the period in which the cash flow from the hedged item is recognized in earnings. The fair value of cash flow hedges related to forecasted transactions is recognized as an adjustment to the carrying amount of the asset or liability in the period when the forecasted transaction occurs or in noninterest expense if the forecasted transaction no longer is expected to occur. For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent completely effective, offsets with no impact on earnings. If a derivative instrument is no longer determined to be highly effective as a designated hedge, hedge accounting is discontinued and the fair value adjustment of the derivative instrument is recorded in earnings.

Transfers of Financial Assets

Transfers of financial assets in which the Company has surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from the Company, the transferee has the right to pledge or exchange the assets without any significant constraints, and the Company has not entered into a repurchase agreement, does not hold significant call options and has not written significant put options on the transferred assets.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Income Taxes

The Company files consolidated federal income tax returns, foreign tax returns and various combined and separate company state income tax returns.

We evaluate two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. We determine deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measure at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Foreign taxes paid are generally applied as credits to reduce federal income taxes payable. Interest and penalties are recognized as a component of income tax expense.

Employee Pension and Other Postretirement Benefits

The Company provides a variety of pension and other postretirement benefit plans for eligible employees and retirees. Provisions for the costs of these employee pension and other postretirement benefit plans are accrued and charged to expense when the benefit is earned.

Stock-Based Compensation

The Company grants restricted stock units settled in American Depositary Receipts (ADRs) representing shares of common stock of the Company’s indirect parent company, MUFG, to employees. Stock-based compensation is measured at fair value on the grant date and is recognized in the Company’s results of operations on a straight-line basis over the vesting period. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeitures experience.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, the assets and liabilities acquired are recorded at fair value at the acquisition date, with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. The recognition at the acquisition date of an allowance for loan losses is not carried over or recorded, as credit-related factors are incorporated directly into the fair value measurement of the loans.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Recently Issued Accounting Pronouncements That Are Not Yet Effective

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which establishes new disclosures about an entity’s rights of setoff and arrangements associated with its financial instruments and derivative instruments. The new disclosures require tabular presentation of gross exposures, amounts offset, net amounts presented on the balance sheet and amounts related to master netting or similar arrangements and/or financial collateral. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this guidance only impacts financial statement disclosures, management does not expect the adoption of this guidance to impact the Company’s financial position and results of operations or capital.

Goodwill—Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, which provides an option of performing a qualitative approach to determine whether further impairment testing is necessary. ASU 2011-08 permits an entity to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, an entity must perform step one of the two-step goodwill impairment test. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not expect the adoption of this guidance to impact the Company’s financial position and results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which removes the option of presenting comprehensive income in the Consolidated Statements of Changes in Stockholder’s Equity. ASU 2011-05 provides entities with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. This guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This guidance, related only to disclosures, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The guidance related to the presentation of adjustments for items that are reclassified from OCI has been deferred indefinitely.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and International Financial Reporting Standards. While many of the amendments to US GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to impact the Company’s financial position and results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The assessment of effective control is one of the requirements to determine whether sale accounting is appropriate for a transfer of financial assets. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. Management does not expect the adoption of this guidance to impact the Company’s financial position and results of operations.

Note 2—Securities

Securities Available for Sale

At December 31, 2011 and 2010, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	December 31, 2011
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$6,943	$54	$—	$6,997
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	13,307	182	4	13,485
Privately issued	800	1	63	738
Commercial mortgage-backed securities	1,032	29	1	1,060
Asset-backed securities	283	1	—	284
Other debt securities	180	10	2	188
Equity securities	81	—	—	81

Total securities available for sale	$22,626	$277	$70	$22,833

	December 31, 2010
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$150	$—	$—	$150
U.S. government sponsored agencies	6,689	75	—	6,764
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	12,743	138	125	12,756
Privately issued	710	4	32	682
Commercial mortgage-backed securities	3	—	1	2
Asset-backed securities	240	—	—	240
Other debt securities	151	6	—	157
Equity securities	40	1	1	40

Total securities available for sale	$20,726	$224	$159	$20,791

Note 2—Securities (Continued)

At December 31, 2011 and 2010, the Company’s securities available for sale with a continuous unrealized loss position are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$1,106	$4	$59	$—	$1,165	$4
Privately issued	551	23	99	40	650	63
Commercial mortgage-backed securities	95	1	—	—	95	1
Other debt securities	23	2	3	—	26	2

Total securities available for sale	$1,775	$30	$161	$40	$1,936	$70

	December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$6,320	$125	$35	$—	$6,355	$125
Privately issued	140	1	165	31	305	32
Commercial mortgage-backed securities	—	—	2	1	2	1
Equity securities	5	1	—	—	5	1

Total securities available for sale	$6,465	$127	$202	$32	$6,667	$159

At December 31, 2011, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity. The Company also believes it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

Non-agency residential mortgage-backed securities are privately issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using industry consensus estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the year ended December 31, 2011 was not significant. With respect to the remaining portfolio at December 31, 2011, the Company expects to recover the entire amortized cost basis of these securities.

Note 2—Securities (Continued)

The amortized cost and fair value of securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,557	$2,576
Due after one year through five years	4,833	4,878
Due after five years through ten years	610	635
Due after ten years	14,545	14,663
No stated maturity—equity securities	81	81

Total securities available for sale	$22,626	$22,833

The proceeds and gross realized gains from sales of securities available for sale for the years ended December 31, 2011, 2010 and 2009 are shown below. There were no gross realized losses from sales for the same periods. The specific identification method is used to calculate realized gains and losses on sales.

	For the Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Proceeds from sales	$4,556	$4,407	$5,295
Gross realized gains	59	113	27

Securities Held to Maturity

At December 31, 2011 and 2010, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,653	$—	$380	$1,273	$159	$3	$1,429

	December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,778	$—	$455	$1,323	$238	$1	$1,560

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

Note 2—Securities (Continued)

At December 31, 2011 and 2010, the Company’s securities held to maturity with a continuous unrealized loss position are shown below, separately for periods less than 12 months and 12 months or more.

December 31, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,420	$380	$3	$1,420	$380	$3

December 31, 2010
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,558	$455	$1	$1,558	$455	$1

At December 31, 2011, the Company did not have the intent to sell temporarily impaired securities until a recovery of the amortized cost, which may be at maturity. The Company also believes it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Certain of these CLOs are illiquid securities for which fair values are difficult to obtain. Unrealized losses arise from widening credit spreads, credit quality of the underlying collateral, uncertainty regarding the valuation of such securities and the market’s opinion of the performance of the fund managers. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2011, no other-than-temporary impairment was recorded.

The amortized cost, fair value and carrying amount of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2011
(Dollars in millions)	Amortized Cost	Carrying Amount	Fair Value
Due after one year through five years	$423	$356	$401
Due after five years through ten years	1,171	876	984
Due after ten years	59	41	44

Total securities held to maturity	$1,653	$1,273	$1,429

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

Note 2—Securities (Continued)

or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At December 31, 2011, the Company had $4.9 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.0 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.6 billion) and to secure public and trust department deposits ($3.3 billion).

At December 31, 2011 and 2010, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $12 million ($12 million of which has been repledged to cover secured borrowings and short sales) and $12 million ($1 million of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending and to obtain qualified securities to meet the Company’s collateral needs.

Note 3—Loans and Allowance for Loan Losses

A summary of loans, net of unearned discount/premiums and deferred fees of $30 million and $70 million at December 31, 2011 and 2010, respectively, is as follows:

	December 31,
(Dollars in millions)	2011	2010
Loans held for investment, excluding FDIC covered loans:
Commercial and industrial	$19,226	$15,162
Commercial mortgage	8,175	7,816
Construction	870	1,460
Lease financing	965	757

Total commercial portfolio	29,236	25,195

Residential mortgage	19,625	17,531
Home equity and other consumer loans	3,730	3,858

Total consumer portfolio	23,355	21,389

Total loans held for investment, excluding FDIC covered loans	52,591	46,584
FDIC covered loans	949	1,510

Total loans held for investment	53,540	48,094
Allowance for loan losses	(764)	(1,191)

Loans held for investment, net	$52,776	$46,903

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The acquired loans are referred to as “FDIC covered loans” as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. As of acquisition dates, the estimated fair value of the purchased credit-impaired loan portfolios of Frontier and Tamalpais subject to the loss share agreements represents the present value of expected cash flows from the portfolio. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimated credit losses in the acquired loan portfolios at the acquisition date.

The accretable yield for purchased credit-impaired loans for the years ended December 31, 2011 and 2010 was as follows:

	For the Years Ended December 31,
(Dollars in millions)	2011	2010
Accretable yield, beginning of year	$231	$—
Additions	—	335
Accretion	(192)	(86)
Reclassifications from nonaccretable difference during the period	385	(18)

Accretable yield, end of period	$424	$231

The carrying amount and outstanding balance for the purchased credit-impaired loans as of December 31, 2011 and 2010, and as of the respective acquisition dates were as follows:

(Dollars in millions)	December 31, 2011	December 31, 2010	Acquisition Date
Total outstanding balance	$2,066	$2,829	$3,153

Carrying amount	$902	$1,394	$1,725

The carrying amount of other acquired loans totaled $47 million and $116 million as of December 31, 2011 and 2010, respectively. Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank’s internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following table provides a reconciliation of changes in the allowance for loan losses by portfolio segments.

	For the Year Ended December 31, 2011					For the Year Ended December 31, 2010
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191	$1,357
(Reversal of) provision for loan losses	(74)	37	—	(163)	(200)	174
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)	8
(Decrease) increase in allowance covered by FDIC indemnification	—	—	(5)	—	(5)	17
Other(1)	16	—	—	—	16	1
Loans charged off	217	87	3	—	307	445
Recoveries of loans previously charged off	66	3	2	—	71	79

Allowance for loan losses, end of period	$474	$138	$17	$135	$764	$1,191

(1)

Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization on October 1, 2011 in which The Bank of Tokyo-Mitsubishi UFJ transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT) to the Company.

The following table shows the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2011 and 2010.

	December 31, 2011
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$54	$14	$1	$—	$69
Collectively evaluated for impairment	420	124	—	135	679
Purchased credit-impaired loans	—	—	16	—	16

Total allowance for loan losses	$474	$138	$17	$135	$764

Loans held for investment:
Individually evaluated for impairment	$416	$144	$12	$—	$572
Collectively evaluated for impairment	28,820	23,211	35	—	52,066
Purchased credit-impaired loans	—	—	902	—	902

Total loans held for investment	$29,236	$23,355	$949	$—	$53,540

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2010
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$112	$8	$—	$—	$120
Collectively evaluated for impairment	571	177	—	298	1,046
Purchased credit-impaired loans	—	—	25	—	25

Total allowance for loan losses	$683	$185	$25	$298	$1,191

Loans held for investment:
Individually evaluated for impairment	$572	$79	$26	$—	$677
Collectively evaluated for impairment	24,623	21,310	90	—	46,023
Purchased credit-impaired loans	—	—	1,394	—	1,394

Total loans held for investment	$25,195	$21,389	$1,510	$—	$48,094

The Company maintains an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. The allowance for credit losses is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. The Company’s methodology for measuring the appropriate level of the allowances relies on several key elements, which include the formula allowance, the specific allowance for impaired loans, the unallocated allowance and the allowance for off-balance sheet commitments.

Nonaccrual and Past Due Loans

Nonaccrual loans, excluding FDIC covered loans, totaled $0.6 billion and $0.8 billion at December 31, 2011 and 2010, respectively. There were $473 million and $220 million of TDR loans at December 31, 2011 and 2010, respectively. Loans 90 days or more past due and still accruing totaled $1 million and $2 million at December 31, 2011 and 2010, respectively.

The following table presents nonaccrual loans as of December 31, 2011 and 2010.

(Dollars in millions)	December 31, 2011	December 31, 2010
Commercial and industrial	$127	$115
Commercial mortgage	139	329
Construction	16	140

Total commercial portfolio	282	584

Residential mortgage	285	243
Home equity and other consumer loans	24	22

Total consumer portfolio	309	265

Total nonaccrual loans, excluding FDIC covered loans	591	849
FDIC covered loans	47	116

Total nonaccrual loans	$638	$965

Troubled debt restructured loans that continue to accrue interest	$252	$22

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$221	$198

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table shows an aging of the balance of loans held for investment, excluding FDIC covered loans, by class as of December 31, 2011 and 2010.

	December 31, 2011
	Aging Analysis of Loans					90 days or more past due and still accruing
(Dollars in millions)	Current	30 to 89 days past due	90 days or more past due	Total past due	Total
Commercial and industrial	$20,033	$121	$37	$158	$20,191	$1
Commercial mortgage	8,111	49	15	64	8,175	—
Construction	855	—	15	15	870	—

Total commercial portfolio	28,999	170	67	237	29,236	1

Residential mortgage	19,228	188	209	397	19,625	—
Home equity and other consumer loans	3,686	24	20	44	3,730	—

Total consumer portfolio	22,914	212	229	441	23,355	—

Total loans held for investment, excluding FDIC covered loans	$51,913	$382	$296	$678	$52,591	$1

	December 31, 2010
	Aging Analysis of Loans					90 days or more past due and still accruing
(Dollars in millions)	Current	30 to 89 days past due	90 days or more past due	Total past due	Total
Commercial and industrial	$15,866	$22	$31	$53	$15,919	$2
Commercial mortgage	7,695	71	50	121	7,816	—
Construction	1,378	41	41	82	1,460	—

Total commercial portfolio	24,939	134	122	256	25,195	2

Residential mortgage	17,181	148	202	350	17,531	—
Home equity and other consumer loans	3,819	20	19	39	3,858	—

Total consumer portfolio	21,000	168	221	389	21,389	—

Total loans held for investment, excluding FDIC covered loans	$45,939	$302	$343	$645	$46,584	$2

Credit Quality Indicators

Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. Loans within the Company’s commercial portfolio segment are classified as either pass or criticized. Criticized credits are those that are internally risk graded as special mention, substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Note 3—Loans and Allowance for Loan Losses (Continued)

The monitoring process for larger commercial and industrial, construction and commercial mortgage loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent monitoring and oversight. These loans are reviewed to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, the Company may adjust the risk grade of the loan accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan’s risk grade is reviewed. Such reviews are performed on a regular basis. Loan loss factors developed through the migration analysis application are applied to each risk grade and aggregated to estimate the allowance for both pass graded and criticized graded credits.

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $0.9 billion and $1.4 billion covered by FDIC loss share agreements, at December 31, 2011 and 2010, respectively. Amounts also exclude $528 million and $635 million at December 31, 2011 and 2010, respectively, of small business loans, which are monitored by business credit score and delinquency status; unamortized nonrefundable loan fees; and related direct loan origination costs.

	December 31, 2011
(Dollars in millions)	Commercial and industrial	Construction	Commercial mortgage	Total
Pass	$18,330	$712	$7,161	$26,203
Criticized	809	147	964	1,920

Total	$19,139	$859	$8,125	$28,123

	December 31, 2010
(Dollars in millions)	Commercial and industrial	Construction	Commercial mortgage	Total
Pass	$13,982	$902	$6,205	$21,089
Criticized	1,235	623	1,526	3,384

Total	$15,217	$1,525	$7,731	$24,473

The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $85 million and $122 million of loans covered by FDIC loss share agreements, at December 31, 2011 and 2010, respectively.

	December 31, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$19,340	$285	$19,625
Home equity and other consumer loans	3,706	24	3,730

Total	$23,046	$309	$23,355

	December 31, 2010
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$17,288	$243	$17,531
Home equity and other consumer loans	3,836	22	3,858

Total	$21,124	$265	$21,389

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company also monitors the credit quality for substantially all of its consumer portfolio segment using credit scores provided by Fair Isaac Corporation (FICO) and refreshed LTV ratios. FICO credit scores are refreshed at least quarterly to monitor the quality of the portfolio. Refreshed LTV measures the carrying value of the loan as a percentage of the estimated current value of the property securing the loan. Home equity loans are evaluated using combined LTV, which measures the carrying value of the combined loans that have liens against the property (including unused amounts for home equity line products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent Core Logic home pricing index (HPI) data available for the property location.

The following tables summarize the loans in the consumer portfolio segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at December 31, 2011, excluding loans serviced by third-party service providers and loans covered by FDIC loss share agreements, as discussed above. Amounts also exclude unamortized nonrefundable loan fees, related direct loan origination costs and the Company’s privatization adjustments.

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$14,553	$2,533	$17,086	75%
Below 720	4,319	1,044	5,363	24
No FICO available(1)	247	69	316	1

Total	$19,119	$3,646	$22,765	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV scores:
Less than 80 percent	$12,464	$2,028	$14,492	64%
80-100 percent	4,415	612	5,027	22%
Greater than 100 percent	2,146	675	2,821	12%
No LTV available(1)	94	236	330	2%

Total	$19,119	$3,551	$22,670	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings

The Company adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02) as of July 1, 2011. This update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. Applying this new guidance, the Company reassessed its TDR determination for all loan modifications made to borrowers experiencing financial difficulty occurring on or after January 1, 2011. As of September 30, 2011, the initial quarter of implementation, the recorded investment in TDRs for which the allowance for loan losses was previously measured under a formula allowance and is now measured on an individual loan basis was $215 million,

Note 3—Loans and Allowance for Loan Losses (Continued)

and the related allowance for loan losses was $22 million. There was no significant impact to our allowance for loan losses as a result of adopting this guidance.

The following table provides a summary of the Company’s TDRs as of December 31, 2011 and 2010. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $31 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2011.

	December 31,
(Dollars in millions)	2011	2010
Commercial and industrial	$151	$30
Commercial mortgage	104	111
Construction	66	—

Total commercial portfolio	321	141

Residential mortgage	142	79
Home equity and other consumer loans	2	—

Total consumer portfolio	144	79

FDIC covered loans	8	—

Total troubled debt restructured loans	$473	$220

In 2011, the significant TDR modifications made within our commercial and consumer portfolio segments were primarily long-term in nature. In the commercial and industrial, commercial mortgage and construction loan classes, modifications were primarily composed of interest rate concessions, maturity extensions, and payment deferrals, or some combination thereof. In the residential mortgage and home equity and other consumer loan classes, substantially all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to these TDR loan modifications were insignificant for the year ended December 30, 2011. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following table provides the pre- and post-modification outstanding recorded investment amounts as of the date of the restructuring of TDRs recorded for the year ended December 31, 2011.

	For the Year Ended December 31, 2011
(Dollars in millions)	Pre-modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(2)
Commercial and industrial	$220	$215
Commercial mortgage	120	115
Construction	91	91

Total commercial portfolio	431	421

Residential mortgage	82	82
Home equity and other consumer loans	2	2

Total consumer portfolio	84	84

FDIC covered loans	8	8

Total troubled debt restructurings	$523	$513

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effects of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the year ended December 31, 2011, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the year ended December 31, 2011
Commercial and industrial	$10
Commercial mortgage	77
Construction	17

Total commercial portfolio	104

Residential mortgage	6
Home equity and other consumer loans	—

Total consumer portfolio	6

FDIC covered loans	11

Total troubled debt restructurings	$121

Historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company also may use the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent to measure impairment.

Loan Impairment

The Company’s impaired loans generally include larger commercial and industrial, construction, commercial mortgage loans, and TDRs where it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show information about impaired loans by class as of December 31, 2011 and 2010.

	December 31, 2011
	Recorded Investment			Allowance for impaired loans		Unpaid principal balance
(Dollars in millions)	With an allowance	Without an allowance	Total		Average balance	With an allowance	Without an allowance
Commercial and industrial	$182	$38	$220	$46	$185	$191	$40
Commercial mortgage	27	103	130	2	191	39	124
Construction	26	40	66	6	56	29	43

Total commercial portfolio	235	181	416	54	432	259	207

Residential mortgage	142	—	142	14	117	148	—
Home equity and other consumer loans	2	—	2	—	2	2	—

Total consumer portfolio	144	—	144	14	119	150	—

Total, excluding FDIC covered loans	379	181	560	68	551	409	207
FDIC covered loans	1	11	12	1	16	5	22

Total	$380	$192	$572	$69	$567	$414	$229

	December 31, 2010
	Recorded Investment			Allowance for impaired loans		Unpaid principal balance
(Dollars in millions)	With an allowance	Without an allowance	Total		Average balance	With an allowance	Without an allowance
Commercial and industrial	$110	$3	$113	$31	$210	$138	$10
Commercial mortgage	308	12	320	66	434	371	18
Construction	134	5	139	15	301	162	6

Total commercial portfolio	552	20	572	112	945	671	34

Residential mortgage	79	—	79	8	40	79	—

Total consumer portfolio	79	—	79	8	40	79	—

Total, excluding FDIC covered loans	631	20	651	120	985	750	34
FDIC covered loans	1	25	26	—	5	11	45

Total	$632	$45	$677	$120	$990	$761	$79

Interest income recognized for impaired loans during 2011, 2010 and 2009 for the commercial, consumer and FDIC covered loan portfolio segments were $17 million, $32 million and $10 million, respectively.

The Company transferred $288 million of loans from held for investment to held for sale and sold $229 million in loans during 2011.

Note 3—Loans and Allowance for Loan Losses (Continued)

Related Party Loans

The Company, in some cases, makes loans to related parties, including its directors, executive officers, and their affiliated companies. Such loans are recorded in loans on the consolidated balance sheet. Related party loans outstanding to individuals who served as directors or executive officers and their affiliated companies at any time during the year totaled $5 million and $8 million at December 31, 2011 and 2010, respectively. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing in the market at the date these loans were made. During 2011 and 2010, there were no loans to related parties that were charged off. Additionally, at December 31, 2011 and 2010, there were no loans to related parties that were nonperforming.

The Company extended credit to BTMU, in the form of daylight overdrafts in BTMU’s accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2011 and 2010.

Note 4—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during 2011 and 2010 are shown in the table below.

(Dollars in millions)	2011	2010
Goodwill, beginning of year	$2,456	$2,369
Net change from business combinations	1	87

Goodwill, end of year	$2,457	$2,456

For impairment testing, goodwill is assigned to the following operating units:
Retail Banking	$1,209	$1,217
Corporate Banking	1,234	1,225
Pacific Rim	14	14

Goodwill, end of year	$2,457	$2,456

The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test as of April 1, 2011 was performed during the second quarter of 2011, and no impairment was recognized.

Note 4—Goodwill and Other Intangible Assets (Continued)

Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$637	$(438)	$199	$636	$(347)	$289
Trade names	110	(9)	101	109	(6)	103
Customer relationships	56	(13)	43	56	(11)	45
Other	13	(5)	8	11	(4)	7

Subtotal—intangibles with a definite useful life	816	(465)	351	812	(368)	444
Other intangibles with an indefinite useful life	9	—	9	13	—	13

Total intangibles	$825	$(465)	$360	$825	$(368)	$457

Total amortization expense for 2011, 2010 and 2009 was $99 million, $124 million and $162 million, respectively. Amortization expense for 2011 included an impairment loss of $7 million.

Estimated future amortization expense at December 31, 2011 is as follows:

(Dollars in millions)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31,:
2012	$72	$3	$4	$1	$80
2013	47	3	4	2	56
2014	34	3	4	1	42
2015	24	3	4	1	32
2016	12	3	4	1	20
Thereafter	10	86	23	2	121

Total estimated amortization expense	$199	$101	$43	$8	$351

Note 5—Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2011 and 2010, the amounts were as follows:

	December 31,
	2011			2010
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$146	$—	$146	$134	$—	$134
Premises	646	357	289	646	330	316
Leasehold improvements	323	234	89	311	212	99
Furniture, fixtures and equipment	781	621	160	741	578	163

Total	$1,896	$1,212	$684	$1,832	$1,120	$712

Note 5—Premises and Equipment (Continued)

Rental, depreciation and amortization expenses were as follows:

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Rental expense of premises	$86	$81	$69
Less: rental income	8	10	12

Net rental expense	$78	$71	$57

Depreciation and amortization of premises and equipment	$101	$99	$96

Future minimum lease payments at December 31, 2011 were as follows:

(Dollars in millions)
Years ending December 31,:
2012	$85
2013	82
2014	73
2015	65
2016	59
Thereafter	189

Total minimum operating lease payments	$553

Minimum rental income due in the future under subleases	$1

The Company’s leases are for land, branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may in certain cases contain renewal provisions and options to expand or contract space, terminate or purchase the leased premises at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to either a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

At December 31, 2011 and 2010, the Company had a liability of $6 million for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated. Additional obligations for hazardous material disposal and premise restoration are not estimable due to the uncertainty of disposal or lease termination dates.

Note 6—Variable Interest Entities and Other Investments

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

Note 6—Variable Interest Entities and Other Investments (Continued)

At December 31, 2011, assets of $294 million and liabilities of $9 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments.

During 2011 and 2010, the Company recorded $24 million and $34 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income.

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at December 31, 2011. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	December 31, 2011
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$516	$31	$718
Renewable energy investments	291	—	291
Private capital investment	78	—	106

Total unconsolidated VIEs	$885	$31	$1,115

Other Investments

The following table shows the balances of other investments as of December 31, 2011 and December 31, 2010.

	December 31,	December 31,
(Dollars in millions)	2011	2010
Renewable energy investments	$291	$300
Consolidated VIEs	285	283
LIHC investments – unguaranteed	353	316
LIHC investments – guaranteed	163	157
Private capital investment – cost basis	72	85
Private capital investment – equity basis	24	40

Total other investments	$1,188	$1,181

The Company evaluates these investments periodically for other-than-temporary impairment. For the year ended December 31, 2011, the Company recorded $4 million of impairment related to private capital cost basis investments. For further information on the Company’s private capital and other investments, see Note 1 to these consolidated financial statements.

Note 7—Deposits

At December 31, 2011, the Company had $3.7 billion in interest bearing time deposits with a remaining term of greater than one year, of which $2.9 billion related to deposits of $100,000 and over. Maturity information for all interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in millions)	December 31, 2011
Due after one year through two years	$1,288
Due after two years through three years	643
Due after three years through four years	496
Due after four years through five years	693
Due after five years	560

Total	$3,680

Note 8—Employee Pension and Other Postretirement Benefits

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

Other Postretirement Benefits

General

The Company maintains the Union Bank Employee Health Benefit Plan, which is a qualified plan and in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as “Other Benefits.” The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company’s intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on the retiree’s age and length of service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

The following table sets forth the fair value of the assets in the Company’s Pension Plan and Other Benefits Plan as of December 31, 2011 and 2010.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets, beginning of year	$1,795	$1,527	$172	$155
Actual return on plan assets	21	221	1	19
Employer contributions	—	100	13	12
Plan participants’ contributions	—	—	5	5
Benefits paid	(59)	(53)	(19)	(19)

Fair value of plan assets, end of year	$1,757	$1,795	$172	$172

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

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

The Company periodically reviews the Plans’ strategic asset allocation policy and the expected long-term rate of return for plan assets. The investment return volatility of different asset classes and the liability structure of the plans are evaluated to determine whether adjustments are required to the Plans’ strategic asset allocation policy, taking into account the principles established in the Company’s funding policy. Management periodically reviews and adjusts the long-term rate of return on assets assumption for the Plans based on the expected long-term rate of return for the asset classes and their weightings in the Plans’ strategic asset allocation policy and taking into account the prevailing economic and regulatory climate and practices of other companies both within and outside our industry.

The following table provides the fair value by level within the fair value hierarchy of the Company’s period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 15 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Money market funds	$13	$—	$—	$13
U.S. Government securities	20	76	—	96
Corporate bonds	—	133	—	133
Equity securities	146	—	—	146
Real estate funds	—	—	136	136
Limited partnerships	—	58	12	70
Common collective funds	—	266	—	266
Mutual funds	896	—	—	896
Other	—	1	—	1

Total Plan Investments	$1,075	$534	$148	$1,757

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Money market funds	$14	$—	$—	$14
U.S. Government securities	41	57	—	98
Corporate bonds	—	108	—	108
Equity securities	176	—	—	176
Real estate funds	—	—	110	110
Limited partnerships	—	65	4	69
Common collective funds	—	243	—	243
Mutual funds	976	—	—	976
Other	—	1	—	1

Total Plan Investments	$1,207	$474	$114	$1,795

	Level 3 Assets for year ended December 31, 2011
(Dollars in millions)	Real Estate Funds	Limited Partnership	Other	Total
Beginning balance—January 1, 2011	$110	$4	$—	$114
Unrealized gains (losses)	10	1	—	11
Purchases, issuances, sales, and settlements, net	16	7	—	23

Ending balance—December 31, 2011	$136	$12	$—	$148

	Level 3 Assets for year ended December 31, 2010
(Dollars in millions)	Real Estate Funds	Limited Partnership	Other	Total
Beginning balance—January 1, 2010	$52	$—	$1	$53
Unrealized gains (losses)	12	—	—	12
Purchases, issuances, sales, and settlements, net	46	4	(1)	49

Ending balance—December 31, 2010	$110	$4	$—	$114

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan
Investments:
Common collective funds	$—	$39	$—	$39
Mutual funds	96	—	—	96
Pooled separate account	—	37	—	37

Total Plan Investments	$96	$76	$—	$172

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan
Investments:
Common collective funds	$—	$36	$—	$36
Mutual funds	98	—	—	98
Pooled separate account	—	38	—	38

Total Plan Investments	$98	$74	$—	$172

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

A description of the valuation methodologies used to determine the fair value of the Plans’ assets included within the tables above is as follows:

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

U.S agency mortgage-backed securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. These securities are classified as Level 2 measurements based on valuations provided by a third-party pricing provider using quoted market prices in an active market for similar securities.

Corporate Bonds

Corporate bonds are fixed income securities in investment-grade bonds of U.S. issuers from diverse industries and include commercial mortgage-backed securities. These securities are classified as Level 2 based on valuations provided by a third-party pricing provider using quoted market prices in an active market for similar securities.

Equity Securities

Equity securities are common stock and the fair value is recorded based on quoted market prices obtained from an exchange. These securities are classified as Level 1 measurements based on unadjusted prices for identical instruments in active markets.

Real Estate Funds

Real estate funds invest in real estate property with a focus on apartment complexes and retail shopping centers. The valuations of these investments require significant judgment due to the absence of quoted market prices, lack of liquidity and the scarcity of observable sales of similar assets. The values are estimated by adjusting the previous quarter’s NAV for the current quarter’s income and depreciation. These funds are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.

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

Limited partnerships invest in real estate properties. These partnerships’ value is estimated by adjusting the previous quarter’s NAV for the current quarter’s income and depreciation. These partnerships are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

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

Mutual Funds

Mutual funds invest in equity securities that seek to track the performance of the Standard & Poor’s 500, S&P Completion and the EAFE® indexes. These funds are valued using an exchange traded NAV at the end of the period. These mutual funds are classified as Level 1 measurements based on unadjusted quoted prices for identical instruments in active markets.

Pooled Separate Account

The pooled separate account is an investment with Hartford Life Company. The investment consists of four funds that mainly invest in U.S. agency guaranteed mortgage-backed securities, investment-grade bonds of U.S. issuers from diverse industries, and exchange traded equity securities of U.S. and foreign companies. These funds are valued using quoted market prices of the funds’ underlying investments to derive the funds’ NAV at the end of the period. The investment is comprised of equity securities and U.S. bonds. This investment is classified as a Level 2 measurement due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the NAV.

The following table sets forth the benefit obligation activity and the funded status for each of the Company’s plans at December 31, 2011 and 2010. In addition, the table sets forth the over/(under) funded status at December 31, 2011 and 2010. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2011	2010	2011	2010
Accumulated benefit obligation	$1,938	$1,545

Change in benefit obligation
Benefit obligation, beginning of year	$1,700	$1,454	$254	$225
Service cost	58	50	12	9
Interest cost	98	91	13	13
Plan participants’ contributions	—	—	5	5
Actuarial loss (gain)	338	158	4	20
Medicare part D employer subsidy payments	—	—	1	1
Benefits paid	(59)	(53)	(19)	(19)

Benefit obligation, end of year	2,135	1,700	270	254
Fair value of plan assets, end of year	1,757	1,795	172	172

Over/(under) funded status	$(378)	$95	$(98)	$(82)

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

The following table illustrates the changes that were reflected in accumulated other comprehensive income during 2011, 2010 and 2009. The pension benefits table does not include the ESBPs.

	Pension Benefits		Other Benefits
(Dollars in millions)	Net Actuarial (Gain)/Loss	Prior Service Costs	Transition Assets	Net Actuarial (Gain)/Loss	Prior Service Costs (Credits)
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2008	$752	$—	$5	$99	$—
Arising during the year	(213)	—	—	(21)	—
Recognized in net loss during the year	(12)	—	(1)	(7)	—

Balance, December 31, 2009	$527	$—	$4	$71	$—

Arising during the year	83	—	—	13	—
Recognized in net income during the year	(15)	—	(1)	(6)	—

Balance, December 31, 2010	$595	$—	$3	$78	$—

Arising during the year	465	—	—	18	—
Recognized in net income during the year	(44)	—	(2)	(6)	—

Balance, December 31, 2011	$1,016	$—	$1	$90	$—

At December 31, 2011 and 2010, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2011
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$1	$—	$1
Net actuarial loss	1,016	400	616	90	36	54
Prior service costs (credits)	—	—	—	—	—	—

Pension and other benefits adjustment	1,016	400	616	91	36	55

Executive Supplemental Benefits Plans
Net actuarial loss	23	9	14	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	23	9	14	—	—	—

Pension and other benefits adjustment	$1,039	$409	$630	$91	$36	$55

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2010
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$3	$1	$2
Net actuarial loss	595	235	360	78	31	47
Prior service costs (credits)	—	—	—	—	—	—

Pension and other benefits adjustment	595	235	360	81	32	49

Executive Supplemental Benefits Plans
Net actuarial loss	16	6	10	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	16	6	10	—	—	—

Pension and other benefits adjustment	$611	$241	$370	$81	$32	$49

The Company made a $150 million cash contribution to the Pension Plan in February 2012.

Estimated Future Benefit Payments and Subsidies

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits	Medical Part D Subsidies
Years ending December 31,
2012	$70	$15	$1
2013	77	16	1
2014	84	17	1
2015	91	18	1
2016	99	18	1
Years 2017-2021	606	99	7

The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2011	2010	2011	2010
Discount rate in determining net periodic benefit cost	5.75%	6.25%	5.25%	6.00%
Discount rate in determining benefit obligations at year end	4.70	5.75	4.50	5.25
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	8.00	8.00	8.00	8.00

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits			Other Benefits			Superannuation, SERP and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$58	$50	$53	$11	$9	$9	$1	$1	$1
Interest cost	98	90	83	13	13	11	4	4	3
Expected return on plan assets	(147)	(146)	(141)	(14)	(12)	(10)	—	—	—
Amortization of transition amount	—	—	—	2	2	1	—	—	—
Recognized net actuarial loss	44	15	12	6	5	7	1	1	2

Net periodic benefit cost	$53	$9	$7	$18	$17	$18	$6	$6	$6

At December 31, 2011 and 2010, the following amounts were forecasted to be recognized in 2012 and 2011 net periodic benefit costs, respectively.

	Years ended December 31,
	2012		2011
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Transition liability	$—	$1	$—	$1
Net actuarial loss	92	8	40	6

Amounts to be reclassified from accumulated other comprehensive loss	$92	$9	$40	$7

The Company’s assumed weighted-average healthcare cost trend rates are as follows.

	Years ended December 31,
	2011	2010	2009
Healthcare cost trend rate assumed for next year	8.90%	9.12%	9.38%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2018	2018	2018

The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	31	(26)

Executive Supplemental Benefit Plans

The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company’s consolidated balance sheets was $75 million and $66 million at December 31, 2011 and 2010, respectively.

Note 8—Employee Pension and Other Postretirement Benefits (Continued)

Section 401(k) Savings Plans

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee’s pre-tax covered compensation. Employees are fully vested in the employer’s contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee’s pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon the Company’s annual financial performance. All employer contributions are tax deductible by the Company. The Company’s combined matching contribution expense was $29 million, $27 million and $19 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Standby letter of credit fees	$46	$35	$32
Other noninterest income	45	125	40

Total other noninterest income	$91	$160	$72

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Low income housing credit investment amortization	$69	$60	$49
Software	66	67	63
Advertising and public relations	45	50	50
Communications	42	40	37
Data processing	39	35	33
Other	147	213	145

Total other noninterest expense	$408	$465	$377

Note 10—Income Taxes

The following table is an analysis of the effective tax rate.

	Years Ended December 31,
	2011	2010	2009
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	7	6	1
Tax-exempt interest income	(1)	(1)	3
Tax credits	(10)	(10)	30
Change in estimate to the valuation of FDIC covered assets	(2)	—	—
Other	—	—	2

Effective tax rate	29%	30%	71%

Note 10—Income Taxes (Continued)

The Company’s income from international operations was not significant. The federal income tax rate for 2009 indicates an income tax benefit on the loss before taxes.

The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Taxes currently payable:
Federal	$105	$72	$(69)
State	67	71	24
Foreign	8	12	6

Total currently payable	180	155	(39)

Taxes deferred:
Federal	109	78	(91)
State	30	6	(28)
Foreign	(1)	—	(3)

Total deferred	138	84	(122)

Total income tax expense (benefit)	$318	$239	$(161)

The components of the Company’s net deferred tax balances as of December 31, 2011 and 2010 were as follows.

	December 31,
(Dollars in millions)	2011	2010
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$375	$536
Accrued income and expense	167	139
Unrealized losses on pension and post retirement benefits	445	273
Unrealized net losses on securities available for sale	133	231
Unrealized net losses on cash flow hedges	13	16
Fair value adjustments for valuation of FDIC covered assets	123	—
State taxes	12	—
Other	59	89

Total deferred tax assets	1,327	1,284

Deferred tax liabilities:
Leasing	701	597
Basis differences for premises and equipment	57	47
Intangible assets	140	89
Pension liabilities	299	260
Fair value adjustments for loans	—	17
State taxes	—	8

Total deferred tax liabilities	1,197	1,018

Net deferred tax asset	$130	$266

Deferred tax assets as of December 31, 2011 include federal tax credit carry forwards of $15 million that expire after 2030. Deferred tax assets are evaluated for realization based on the expectation of future events, including the reversal of existing temporary differences and our ability to earn future taxable income. It is management’s opinion that a $10 million valuation allowance is necessary to offset certain

Note 10—Income Taxes (Continued)

deferred tax assets attributable to BTMU’s transfer of The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT) to the Company, because those deferred tax assets are not expected to be realized through carrybacks to prior taxable years, future reversals of existing temporary differences or in future taxable income.

The State of California requires the Company to elect to file the franchise tax returns as a member of a unitary group that includes either all worldwide operations of MUFG (worldwide election) or only U.S. operations of MUFG (water’s-edge election). In 2010, the Company made a water’s-edge election on its 2009 California tax return and such election is binding for seven years. The Company has reflected that election in its income tax expense for 2011 and 2010.

The changes in unrecognized tax benefits were as follows.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Balance, beginning of year	$233	$202	$191
Gross increases as a result of tax positions taken during prior periods	53	32	10
Gross decreases as a result of tax positions taken during prior periods	(13)	(1)	(2)
Gross increases as a result of tax positions taken during current period	1	—	3

Balance, end of year	$274	$233	$202

The amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $115 million, $91 million and $71 million at December 31, 2011, 2010 and 2009, respectively.

Interest and penalties relating to unrecognized tax benefits are recognized in income tax expense. The Company recognized $8 million, zero and $3 million of interest expense relating to unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, 2010 and 2009, the Company had $22 million, zero and $1 million of accrued interest expense, respectively. As of December 31, 2011, the Company accrued $7 million of penalties. The Company does not accrue interest on income tax refunds until they are realized.

In 2008, California enacted a new statute mandating a 20 percent penalty on corporate tax underpayments in excess of $1 million that were outstanding after May 31, 2009 for tax years beginning on or after January 1, 2003. During the second quarter of 2009, the Company filed amended tax returns and made payments of $187 million of tax and $44 million of interest with respect to tax positions taken in prior year worldwide unitary tax returns, which primarily involved the method of apportionment of worldwide income to California. The payments were made in order to protect the Company from potential penalties that may be asserted by the tax authorities. The Company has filed refund claims and intends to defend its positions. The payments did not affect the recognition or measurement of unrecognized state tax benefits and they had no impact on income tax expense.

The Company expects a decrease of approximately $10 million to unrecognized tax benefits during the next 12 months relating to an expected change in the tax accounting policy attributable to BTMU’s transfer of BTMUT to the Company. The Company does not expect any other material increase or decrease to unrecognized tax benefits during the next 12 months. However, the Company is subject to federal and state tax examinations, as well as ongoing litigation concerning our lease-in/lease-out (LILO) transactions. Therefore, the Company’s estimate of unrecognized tax benefits is subject to change based on new developments and information. The Company’s years open to examination are 2008 and forward for federal and 2004 and forward for California and most other states.

Note 11—Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2011	December 31, 2010
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.06% and 0.15% at December 31, 2011 and December 31, 2010, respectively	$597	$170
Commercial paper, with weighted average interest rates of 0.22% at both December 31, 2011 and 2010	2,498	745
Other borrowed funds:
Term federal funds purchased, with weighted average interest rates of 0.15% at December 31, 2011 and 0.28% at December 31, 2010, respectively	50	335
Federal Home Loan Bank advances with a weighted average interest rate of 0.48% at December 31, 2011	500	—
All other borrowed funds, with weighted average interest rates of 0.73% and 1.20% at December 30, 2011 and December 31, 2010, respectively	38	106

Total commercial paper and other short-term borrowings	$3,683	$1,356

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$1,368	$576
Average balance during the year	471	157
Weighted average interest rate during the year	0.13%	0.12%

Commercial paper:
Maximum outstanding at any month end	$2,498	$962
Average balance during the year	1,233	651
Weighted average interest rate during the year	0.20%	0.21%

Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$1,000	$—
Average balance during the year	516	3
Weighted average interest rate during the year	0.24%	1.77%
Term federal funds purchased:
Maximum outstanding at any month end	$689	$730
Average balance during the year	301	313
Weighted average interest rate during the year	0.24%	0.23%
All other borrowed funds:
Maximum outstanding at any month end	$130	$112
Average balance during the year	142	165
Weighted average interest rate during the year	0.88%	1.51%

In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires on July 2014. As of December 31, 2011, the Company had no amount outstanding under this facility.

At December 31, 2011, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 3 days. The commercial paper outstanding had a weighted average remaining maturity of 33 days.

Other borrowed funds consist primarily of Federal Home Loan Bank advances, which had a weighted average remaining maturity of 83 days at December 31, 2011.

Note 12—Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	December 31, 2011	December 31, 2010
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from December 2011 to February 2016. These notes bear a combined weighted-average rate of 1.75% at December 31, 2011 and 1.72% at December 31, 2010	$3,625	$3,000
Floating rate notes due March 2011. These notes, which bear interest at 0.08% above 3-month LIBOR, had a rate of 0.38% at December 31, 2010	—	500
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.76% at December 31, 2011 and 0.50% at December 31, 2010	500	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.48% at December 31, 2011	300	—
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.0% notes due June 2016	698	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.25% notes due December 2013	413	422
Fixed rate 5.95% notes due May 2016	741	756
Junior subordinated debt payable to subsidiary grantor trust:
Fixed rate 10.875% notes due March 2030	—	10
Fixed rate 10.60% notes due September 2030	—	3

Total long-term debt	$6,684	$5,598

Senior Debt

On June 6, 2011, the Bank issued $300 million in aggregate principal amount of Senior Floating Rate Notes due 2014 (2014 Senior Notes). The 2014 Senior Notes were issued at par and bear interest at a rate equal to three-month LIBOR plus 0.95 percent per annum and will mature on June 6, 2014. Interest payments are due on the 6th of March, June, September and December of each year, with the first interest payment on September 6, 2011.

On June 6, 2011, the Bank also issued $700 million in aggregate principal amount of 3.00 percent Senior Bank Notes due 2016 (2016 Senior Notes). The 2016 Senior Notes were issued to purchasers at a price of 99.733 percent, resulting in proceeds to the Bank, after dealer discount, of $698 million. The 2016 Senior Notes bear interest of 3.00 percent per annum payable on the 6th of June and December of each year, with the first interest payment on December 6, 2011. These notes mature on June 6, 2016.

Both the 2014 Senior Notes and 2016 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The net proceeds from the sale of these notes were used by the Bank for general corporate purposes in the ordinary course of its business.

On December 16, 2010, the Bank issued $400 million in aggregate principal amount of 2.125 percent Senior Bank Notes due 2013 (2013 Senior Notes). The 2013 Senior Notes were issued to purchasers at a price of 99.752 percent, resulting in proceeds to the Bank, after dealer discount, of

Note 12—Long-Term Debt (Continued)

$399 million. The 2013 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The 2013 Senior Notes bear interest of 2.125 percent per annum payable on the 16th of June and December of each year, with the first interest payment on June 16, 2011. The 2013 Senior Notes mature on December 16, 2013. The net proceeds from the sale of the 2013 Senior Notes will be used by the Bank for general corporate purposes in the ordinary course of its business.

Each of the 2013 Senior Notes, 2014 Senior Notes, and 2016 Senior Notes were issued as part of a $4 billion Bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. The remaining $1.2 billion is available for issuance under the program.

The Bank borrows periodically from the Federal Home Loan Bank of San Francisco (FHLB) on a medium-term basis. The advances are secured by certain of the Bank’s assets and bear either a fixed or floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. At December 31, 2011, the $3.6 billion in FHLB advances had a weighted average remaining maturity of approximately 24 months.

As of December 31, 2011 and 2010, the Company had pledged loans and securities of $39.7 billion and $33.9 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and FHLB.

In October 2008, the FDIC established the Temporary Liquidity Guarantee (TLG) Program. On March 16, 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes under the TLG Program. The proceeds thereof were used for general corporate purposes. Of the $1.0 billion of senior notes, $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.08 percent per annum and matured on March 16, 2011 (2011 Notes). The remaining $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.20 percent per annum and mature on March 16, 2012 (2012 Notes). In connection with the FDIC guarantee under the TLG Program, a fee of 1 percent per annum is charged to the Bank on the senior notes. The interest on the 2012 Notes is payable and reset quarterly on the 16th of March, June, September and December of each year.

Under the TLG Program, as amended on June 3, 2009, the Bank’s senior unsecured debt with a maturity of more than 30 days and issued between October 14, 2008 and October 31, 2009 is guaranteed by the full faith and credit of the United States. For debt issued prior to April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or June 30, 2012. For debt issued on or after April 1, 2009, the FDIC guarantee expires upon the earlier of either the maturity date of the debt or December 31, 2012.

Subordinated Debt

On December 8, 2003, the Company issued $400 million of ten-year long-term subordinated debt due on December 16, 2013. For the year ended December 31, 2011, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 5.37 percent. The notes are junior obligations to the Company’s existing and future outstanding senior indebtedness.

At issuance, the Company had converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring effectiveness under US GAAP. In the first quarter of 2009, the $400 million notional swaps were terminated and not replaced. The Company received $52 million in cash, which was treated as a deferred gain and is being recognized over the remaining contractual life of the subordinated debt. At December 31, 2011, the carrying amount

Note 12—Long-Term Debt (Continued)

of the $400 million subordinated debt included a deferred gain of $13 million. The weighted average interest rate, including the impact of the hedge interest, the amortization of the deferred gain and the deferred issuance costs, was 2.86 percent for the year ended December 31, 2011.

On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11. For the year ended December 31, 2010, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs and the fair value adjustment related to the Company’s privatization transaction, was 6.72 percent. The subordinated notes are junior obligations to the Bank’s existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

At issuance, the Bank had converted $700 million of its 5.95 percent fixed rate notes to a floating rate by utilizing interest rate swaps, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. By the first quarter of 2009, the total of $700 million notional swaps had been terminated and not replaced. The Bank received a total of $135 million in cash for these terminations, which were treated as deferred gains and are being recognized over the remaining contractual life of the subordinated debt. At December 31, 2011, the carrying amount of the $700 million subordinated debt included the deferred gain of $54 million. After including the impact of the amortization of the discount, the deferred issuance costs, the deferred gains, and the fair value adjustment related to the Company’s privatization transaction, the weighted average interest rate of the subordinated notes was 3.55 percent for the year ended December 31, 2011.

Both fixed rate subordinated debt issuances qualify as Tier 2 risk-based capital under the Federal Reserve Board guidelines for assessing regulatory capital. For the Company’s and the Bank’s total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. As of December 31, 2011 and 2010, $0.6 billion and $0.8 billion, respectively, of the notes qualified as risk-based capital for the Company. As of December 31, 2011 and 2010, $0.5 billion and $0.7 billion, respectively, of the notes qualified as risk-based capital for the Bank.

Provisions of the subordinated notes restrict the Company’s ability to engage in mergers, consolidations and transfers of substantially all assets.

Junior subordinated debt payable to subsidiary grantor trust

On March 23, 2000, Business Capital Trust I issued $10 million preferred securities to the public and common securities to the Company. The proceeds of such issuances were invested by Business Capital Trust I in $10 million aggregate principal amount of the Company’s 10.875 percent debt securities due March 8, 2030 (the Trust Notes). The Trust Notes represented the sole asset of Business Capital Trust I.

On September 7, 2000, MCB Statutory Trust I completed an offering of 10.6 percent preferred securities of $3 million to the public. The proceeds of such issuance were invested by MCB Statutory Trust I in $3 million aggregate principal amount of the Company’s 10.6 percent debt securities due September 7, 2030 (the Trust Notes). The Trust Notes represented the sole assets of MCB Statutory Trust I.

The weighted average interest rate for all Trust Notes was 9.54 percent for the year ended December 31, 2010.

All of the Business Capital Trust I and the MCB Statutory Trust I preferred securities along with the corresponding Trust Notes were paid off in March 2011.

Note 13—Management Stock Plans

UnionBanCal Corporation Stock Bonus Plan (Stock Bonus Plan)

Effective as of April 27, 2010, the Company adopted the Stock Bonus Plan. Under the Stock Bonus Plan, the Company grants restricted stock units settled in American Depositary Receipts (ADRs) representing shares of common stock of the Company’s indirect parent company, MUFG, to key employees at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the Stock Bonus Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions.

Under the Stock Bonus Plan, the restricted stock unit participants do not have dividend rights, voting rights or other stockholder rights. The grant date fair value of these awards is equal to the closing price of the MUFG ADRs on date of grant.

The following table is a summary of the Company’s management stock plan:

Grant Date	Units Granted	Fair Value of Stock	Vesting Duration	Pro-rata Vesting Date
November 15, 2010	3,995,505	$4.72	3 years	April 15
April 15, 2011	4,754,105	4.69	3 years	April 15
July 15, 2011	180,740	4.94	3 years	July 15

The following table is a rollforward of the restricted stock units under the Stock Bonus Plan for the years ended December 31, 2011 and 2010.

	Restricted Stock Units
	2011	2010
Units outstanding, beginning of year	3,943,590	—
Activity during the year:
Granted	4,934,845	3,995,505
Vested	1,435,268	10,595
Forfeited	304,833	41,320

Units outstanding, end of year	7,138,334	3,943,590

The following table is a summary of the Company’s compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	December 31,
(Dollars in millions)	2011	2010
Compensation costs	$15	$3
Tax benefit	6	1
Unrecognized compensation costs	22	16

Note 14—Concentrations of Credit Risk

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

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2011, the Company’s most significant concentration of credit risk within its securities portfolio was with U.S. Government agencies and GSEs. At December 31, 2011, the Company’s credit exposure included a concentration of available for sale securities issued by U.S. Government agencies and securities guaranteed by GSEs, which totaled $20.5 billion. At December 31, 2011, the Company also held $1.1 billion of commercial mortgage-backed securities and $0.7 billion of private label mortgage-backed securities available for sale.

The Company’s most significant concentration of credit risk within its loan portfolio includes residential real estate mortgage loans, loans made to the real estate industry sector, primarily to construction companies and real estate developers and operators, loans made to the power and utilities sector, and loans made to the oil and gas sector. At December 31, 2011, the Company had $19.6 billion in residential mortgage loans, primarily in California, and $8.1 billion, $4.0 billion, and $3.7 billion in loans made to the real estate industry sector, power and utilities sector, and oil and gas sector, respectively. The Company also had an additional $2.0 billion, $6.5 billion, and $3.1 billion in unfunded commitments to extend credit to customers in the real estate industry, power and utilities, and oil and gas sectors, respectively.

Note 15—Fair Value Measurement and Fair Value of Financial Instruments

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

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. Level 1 classified securities include U.S. Government and agency securities. Level 2 classified securities include residential mortgage-backed securities and certain asset-backed securities.

Derivatives: The Company’s derivatives are primarily traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to reflect counterparty credit quality and to consider the creditworthiness of the Company. Derivatives, which are included in trading account assets, trading account liabilities and other assets, are generally classified as Level 2.

Trading Account Liabilities: Trading account liabilities are recorded at fair value and primarily consist of derivatives and securities sold, not yet purchased. See discussion above on derivatives valuation. Securities sold, not yet purchased consist of U.S. Government securities and are classified as Level 1.

Nonrecurring Fair Value Measurements:

Individually Impaired Loans: Individually impaired loans are valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. Because the discount factor applied is based on the loan’s original effective yield rather than a current market rate, that present value does not represent fair value. However, as a practical expedient, an impaired loan may be measured based on a loan’s observable market price or the underlying collateral securing the loan (provided that the loan is collateral dependent), which does approximate fair value. Collateral may be real estate or business assets, including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s knowledge of the client and the client’s business. The loan’s market price is determined using market pricing for similar assets, adjusted for management judgment. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Impaired loans that are adjusted to fair value based on underlying collateral or the loan’s market price are classified as Level 3.

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

Private Equity and CRA Investments: Private equity and CRA investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of the investments was estimated using the NAV of the fund or based on the investee’s business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity and CRA investment measurements are generally classified as Level 3.

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, by major category and by valuation hierarchy level.

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$14	$—	$—	$—	$14
U.S. government sponsored agencies	17	—	—	—	17
State and municipal	—	17	—	—	17
Commercial paper	—	30	—	—	30
Foreign exchange derivative contracts	1	87	—	(40)	48
Commodity derivative contracts	—	250	—	(165)	85
Interest rate derivative contracts	1	921	—	(85)	837
Equity derivative contracts	—	87	—	—	87

Total trading account assets	33	1,392	—	(290)	1,135
Securities available for sale:
U.S. government sponsored agencies	6,997	—	—	—	6,997
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	13,485	—	—	13,485
Privately issued	—	738	—	—	738
Commercial mortgage-backed securities	—	1,060	—	—	1,060
Asset-backed securities	—	284	—	—	284
Other debt securities	—	141	47	—	188
Equity securities	80	—	1	—	81

Total securities available for sale	7,077	15,708	48	—	22,833

Other assets:
Interest rate hedging contracts	—	3	—	(3)	—

Total other assets	—	3	—	(3)	—

Total assets	$7,110	$17,103	$48	$(293)	$23,968

Percentage of Total	30%	71%	—	(1)%	100%
Percentage of Total Company Assets	8%	19%	—	—	27%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$94	$—	$(7)	$88
Commodity derivative contracts	—	247	—	(43)	204
Interest rate derivative contracts	4	865	—	(228)	641
Equity derivative contracts	—	87	—	—	87
Other derivative contracts	—	—	—	—	—
Securities sold, not yet purchased	20	—	—	—	20

Total trading account liabilities	25	1,293	—	(278)	1,040
Other liabilities	—	10	51	—	61

Total liabilities	$25	$1,303	$51	$(278)	$1,101

Percentage of Total	2%	119%	5%	(25)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$43	$—	$—	$—	$43
U.S. government sponsored agencies	68	—	—	—	68
State and municipal	—	42	—	—	42
Commercial paper	—	34	—	—	34
Foreign exchange derivative contracts	1	42	—	(10)	33
Commodity derivative contracts	—	234	—	(58)	176
Interest rate derivative contracts	3	593	—	(42)	554
Equity derivative contracts	—	50	—	(1)	49

Total trading account assets	115	995	—	(111)	999
Securities available for sale:
U.S. Treasury	150	—	—	—	150
U.S. government sponsored agencies	6,764	—	—	—	6,764
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	12,756	—	—	12,756
Privately issued	—	682	—	—	682
Commercial mortgage-backed securities	—	2	—	—	2
Asset-backed securities	—	240	—	—	240
Other debt securities	—	150	7	—	157
Equity securities	39	—	1	—	40

Total securities available for sale	6,953	13,830	8	—	20,791
Other assets:
Interest rate hedging contracts	—	21	—	(2)	19

Total other assets	—	21	—	(2)	19

Total assets	$7,068	$14,846	$8	$(113)	$21,809

Percentage of Total	33%	68%	—	(1)%	100%
Percentage of Total Company Assets	9%	19%	—	—	28%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$48	$—	$(13)	$36
Commodity derivative contracts	—	233	—	(51)	182
Interest rate derivative contracts	—	551	—	(60)	491
Equity derivative contracts	—	50	—	—	50
Other derivative contracts	—	—	14	—	14
Securities sold, not yet purchased	1	—	—	—	1

Total trading account liabilities	2	882	14	(124)	774
Other liabilities	—	—	36	—	36

Total liabilities	$2	$882	$50	$(124)	$810

Percentage of Total	—	109%	6%	(15)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010. Level 3 available for sale securities at December 31, 2011 and 2010 primarily consist of tax exempt community development bonds. There were no transfers in (out) of Level 1, 2, and 3 during 2011.

	For the Year Ended
	December 31, 2011			December 31, 2010
(Dollars in millions)	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$8	$(14)	$(36)	$7	$—	$—
Total gains (losses) (realized/unrealized):
Included in income before taxes	—	14	(15)	—	—	3
Included in other comprehensive income	(1)	—	—	—	—	—
Purchases/additions	42	—	—	3	(14)	(39)
Sales	(1)	—	—	(2)	—	—

Asset (liability) balance, end of period	$48	$—	$(51)	$8	$(14)	$(36)

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$—	$—	$15	$—	$—	$—

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2011 and 2010 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2011				Loss for the Year Ended December 31, 2011
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Loans held for sale	$1	$—	$—	$1	$(1)
Impaired loans	144	—	—	144	(91)
Other assets:
OREO	70	—	—	70	(40)
Private equity investments	28	—	—	28	(4)

Total	$243	$—	$—	$243	$(136)

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2010				Loss for the Year Ended December 31, 2010
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$393	$—	$—	$393	$(104)
Other assets:
OREO	77	—	—	77	(22)
Private equity investments	12	—	—	12	(6)
LIHC Investments	9	—	—	9	(1)
Other	—	—	—	—	(30)

Total	$491	$—	$—	$491	$(163)

Loans include commercial loans held for sale measured at the lower cost or fair value and individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

Other assets consist of private equity investments, LIHC investments, and OREO. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was estimated using net asset value. The fair value of the LIHC investment was estimated using a net present value of expected cash flows of operating results and tax credits.

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

Certain financial instruments that are not recognized at fair value on the consolidated balance sheet are carried at amounts that approximate fair value due to their short-term nature. These financial instruments include cash and due from banks, interest bearing deposits in banks, federal funds sold and purchased, securities purchased under resale agreements, securities sold under repurchase agreements and commercial paper. In addition, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing checking, and market rate and other savings are deemed to equal their carrying amounts.

Private equity investments including direct investments in privately held companies and indirect investments in private equity funds are carried at amounts that approximate fair value. Due to the unavailability of quoted market prices, the investments are initially valued based on cost and subsequently valued utilizing available market data to determine if the carrying amount of these investments should be adjusted. Valuations are based on the investee’s recent financial performance and future potential, the value of underlying investee’s assets, the risks associated with the particular business, current market conditions, and other relevant factors.

Financial instruments for which their carrying amounts do not approximate fair value include loans, interest bearing deposits with stated maturities, other borrowed funds, long-term debt, and trust notes.

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Securities held to maturity:    The fair value of CLOs classified as held to maturity was estimated using broker quotes as brokers are able to provide timely and consistent prices for the same or similar securities in primary and secondary markets. In 2010, the fair value of CLOs was estimated using both a pricing model and broker quotes. The model was based upon internally developed assumptions using available market data obtained from market participants and credit rating agencies.

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

Other borrowed funds:    The fair values of Federal Reserve Bank term borrowings, FHLB borrowings and term federal funds purchased were estimated using a discounted cash flow calculation that applies current market rates for applicable maturities. The carrying amounts of other short-term borrowed funds were assumed to approximate their fair value due to their limited duration.

Long-term debt:    The fair value of senior and subordinated debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes. The fair value of junior subordinated debt payable to subsidiary grant trust was estimated using market quotes of similar securities.

The table below presents the carrying amount and estimated fair value of certain financial instruments held by the Company as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Securities held to maturity	$1,273	$1,429	$1,323	$1,560
Loans held for investment, net of allowance for loan losses(1)	51,823	52,423	46,164	46,231
FDIC indemnification asset	598	409	783	750
Liabilities
Interest bearing deposits	43,822	43,822	43,611	43,610
Commercial paper and other short-term borrowings	3,683	3,684	1,356	1,356
Long-term debt	6,684	6,798	5,598	5,669

(1)	Excludes lease financing, net of related allowance.

Off-balance sheet commitments, which include commitments to extend credit and standby and commercial letters of credit, are excluded from the above table. These instruments generate ongoing fees,

Note 15—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying amount of deferred fees plus the related reserve. This estimate totaled $287 million and $298 million at December 31, 2011 and 2010, respectively.

Note 16—Derivative Instruments and Other Financial Instruments Used For Hedging

The Company is a party to certain derivative and other financial instruments that are entered into for the purpose of trading, meeting the needs of customers, and changing the impact on the Company’s operating results due to market fluctuations in currency rates, interest rates, or commodity prices.

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

Derivatives are primarily used to manage exposure to interest rate, commodity and foreign currency risk, and to assist customers with their risk management objectives. The Company designates derivative instruments as those used for hedge accounting purposes, and those for trading or economic hedge purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of December 31, 2011 and December 31, 2010. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	December 31, 2011
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$7,400	Other assets	$3	Other liabilities	$10

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,903	Trading account assets	$922	Trading account liabilities	$869
Commodity contracts	5,136	Trading account assets	250	Trading account liabilities	247
Foreign exchange contracts	4,152	Trading account assets	88	Trading account liabilities	95
Equity contracts	3,037	Trading account assets	87	Trading account liabilities	87
Other contracts	—	Trading account assets	—	Trading account liabilities	—

Total derivatives not designated as hedging instruments	$46,228		$1,347		$1,298

Total derivative instruments	$53,628		$1,350		$1,308

Note 16—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	December 31, 2010
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$5,500	Other assets	$21	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$28,820	Trading account assets	$596	Trading account liabilities	$551
Commodity contracts	4,679	Trading account assets	234	Trading account liabilities	233
Foreign exchange contracts	3,011	Trading account assets	43	Trading account liabilities	49
Equity contracts	1,313	Trading account assets	50	Trading account liabilities	50
Other contracts	60	Trading account assets	—	Trading account liabilities	14

Total derivatives not designated as hedging instruments	$37,883		$923		$897

Total derivative instruments	$43,383		$944		$897

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company’s credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At December 31, 2011, the aggregate fair value (including net interest payable/receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $8 million. At December 31, 2011, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2011, the Company would have been required to provide collateral of $8 million to settle these contracts.

Derivatives Used in Asset and Liability Management

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. Derivatives are typically designated as fair value or cash flow hedges or economic hedge derivatives for those that do not qualify for hedge accounting. As of and for the year ended December 31, 2011 the Company did not have fair value hedges. For the years ended December 31, 2010 and 2009, the net gains and losses for fair value hedges were de minimis. The following describes the significant hedging strategies of the Company.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At December 31, 2011, the weighted average remaining life of the currently active cash flow hedges was approximately 2.0 years.

Note 16—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

The Company used interest rate swaps with a notional amount of $1.1 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed other borrowings and long-term debt. Payments received (or paid) under the swap contract offset fluctuations in other borrowings and long-term debt interest expense caused by changes in the relevant LIBOR index.

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

The Company used interest rate swaps with a notional amount of $2.3 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

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

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness and any non qualifying hedge components are recognized in noninterest expense in the period in which they arise. At December 31, 2011, the Company expects to reclassify approximately $10 million of income from accumulated other comprehensive income to net interest income during the twelve months ending December 31, 2012. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 31, 2011.

Note 16—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the years ended December 31, 2011 and 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in millions)	2011	2010	Location	2011	2010	Location	2011	2010
Derivatives in cash flow hedging relationships
			Interest income	$(7)	$62
Interest rate contracts	$(5)	$(3)	Interest expense(1)	(4)	—	Noninterest expense(1)	$1	$—

Total	$(5)	$(3)		$(11)	$62		$1	$—

(1)	Amount recognized was less than $1 million.

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

The following table presents the amount and location of the net gains and losses reported in the consolidated statement of income for derivative instruments classified as trading for the years ended December 31, 2011 and 2010.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		For the Year Ended
(Dollars in millions)	Location	December 31, 2011	December 31, 2010
Trading Derivatives:
Interest rate contracts	Trading account activities	$40	$40
Equity contracts	Trading account activities	28	15
Foreign exchange contracts	Trading account activities	26	30
Commodity contracts	Trading account activities	4	7
Other contracts	Trading account activities	14	—

Total		$112	$92

Note 17—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $909 million and $446 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, loans of $38.7 billion and $33.7 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and FHLB, to secure public and trust department deposits, and for repurchase agreements as required by contract or law. See Note 2 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral.

The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank’s capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank’s capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 18 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2011, $335 million remained outstanding on 25 Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment lease assets pledged by Bankers Commercial Corporation.

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

Note 18—Regulatory Capital Requirements

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2011, management believes the capital ratios of Union Bank met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio. Furthermore, management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s Tier 1 capital increased $783 million as the result of an internal reorganization on October 1, 2011, in which BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust (BTMUT), to the Company. The remaining increase relates to capital generation from earnings.

Note 18—Regulatory Capital Requirements (Continued)

The Company’s and the Bank’s capital amounts and ratios are presented in the following tables.

	Actual			For Capital Adequacy Purposes
(Dollars in millions)	Amount	Ratio		Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2011:
Tier 1 capital (to risk-weighted assets)	$9,641	13.82%	≥	$2,790	≥	4.0%
Total capital (to risk-weighted assets)	11,142	15.98	≥	5,579	≥	8.0
Leverage(1)	9,641	11.44	≥	3,372	≥	4.0
As of December 31, 2010:
Tier 1 capital (to risk-weighted assets)	$8,029	12.44%	≥	$2,581	≥	4.0%
Total capital (to risk-weighted assets)	9,685	15.01	≥	5,161	≥	8.0
Leverage(1)	8,029	10.34	≥	3,106	≥	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

	Actual			For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2011:
Tier 1 capital (to risk-weighted assets)	$8,588	12.39%	≥	$2,773	≥	4.0%	≥	$4,160	≥	6.0%
Total capital (to risk-weighted assets)	10,004	14.43	≥	5,546	≥	8.0	≥	6,933	≥	10.0
Leverage(1)	8,588	10.25	≥	3,352	≥	4.0	≥	4,190	≥	5.0
As of December 31, 2010:
Tier 1 capital (to risk-weighted assets)	$7,377	11.53%	≥	$2,560	≥	4.0%	≥	$3,840	≥	6.0%
Total capital (to risk-weighted assets)	8,866	13.85	≥	5,119	≥	8.0	≥	6,399	≥	10.0
Leverage(1)	7,377	9.55	≥	3,089	≥	4.0	≥	3,861	≥	5.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Note 19—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive income (loss) and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2009:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$36	$(14)	$22
Less: accretion of fair value adjustment	13	(5)	8
Less: reclassification adjustment for net gains on hedges included in net income	(138)	54	(84)

Net change in unrealized gains on hedges	(89)	35	(54)

Securities:
Unrealized holding gains arising during the year on securities available for sale	20	(8)	12
Reclassification adjustment for net gains on securities available for sale included in net income	28	(11)	17
Less: accretion of fair value adjustment on securities available for sale	(12)	5	(7)
Less: accretion of fair value adjustment on held to maturity securities	(20)	8	(12)
Less: accretion of net unrealized losses on held to maturity securities	77	(30)	47

Net change in unrealized losses on securities	93	(36)	57

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	(1)	—
Recognized net actuarial loss	21	(8)	13
Pension and other benefits arising during the year	237	(93)	144

Net change in pension and other benefits(1)	259	(102)	157

Net change in accumulated other comprehensive loss	$265	$(104)	$161

For the Year Ended December 31, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(3)	$1	$(2)
Less: accretion of fair value adjustment	3	(1)	2
Less: reclassification adjustment for net gains on hedges included in net income	(65)	25	(40)

Net change in unrealized gains on hedges	(65)	25	(40)

Securities:
Cumulative effect from change in accounting for embedded credit derivatives	11	(4)	7
Unrealized holding gains arising during the year on securities available for sale	127	(50)	77
Reclassification adjustment for net gains on securities available for sale included in net income	(105)	41	(64)
Less: accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Less: accretion of fair value adjustment on held to maturity securities	(26)	10	(16)
Less: accretion of net unrealized losses on held to maturity securities	92	(36)	56

Net change in unrealized losses on securities	95	(37)	58

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	2	(1)	1
Recognized net actuarial loss	21	(7)	14
Pension and other benefits arising during the year	(98)	38	(60)

Net change in pension and other benefits(1)	(75)	30	(45)

Net change in accumulated other comprehensive loss	$(43)	$17	$(26)

For the Year Ended December 31, 2011:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(5)	$2	$(3)
Less: Reclassification adjustment for net losses on hedges included in net income	11	(4)	7

Net change in unrealized losses on hedges	6	(2)	4

Securities:
Unrealized holding gains arising during the period on securities available for sale	204	(80)	124
Reclassification adjustment for net gains on securities available for sale included in net income	(58)	23	(35)
Less: accretion of fair value adjustment on securities available for sale	(5)	2	(3)
Less: accretion of fair value adjustment on held to maturity securities	(29)	11	(18)
Less: accretion of net unrealized losses on held to maturity securities	104	(41)	63

Net change in unrealized losses on securities	216	(85)	131

Foreign currency translation adjustment	(1)	—	(1)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	51	(20)	31
Pension and other benefits arising during the year	(491)	193	(298)

Net change in pension and other benefits(1)	(439)	173	(266)

Net change in accumulated other comprehensive loss	$(218)	$86	$(132)

(1)	For further information, see Note 8 to these consolidated financial statements.

Note 19—Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in accumulated other comprehensive income (loss) balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2008	$73	$(353)	$(1)	$(531)	$(812)
Change during the year	(54)	57	1	157	161

Balance, December 31, 2009	$19	$(296)	$—	$(374)	$(651)

Balance, December 31, 2009	$19	$(296)	$—	$(374)	$(651)
Change during the year	(40)	58	1	(45)	(26)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the year	4	131	(1)	(266)	(132)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)

Note 20—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments.

(Dollars in millions)	December 31, 2011
Commitments to extend credit	$24,698
Standby & commercial letters of credit	5,494
Other commitments	250

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2011, the carrying amount of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amount of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Note 20—Commitments, Contingencies and Guarantees (Continued)

Other commitments include commitments to fund principal investments, LIHC investments, and CLO and other securities.

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of December 31, 2011, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $188 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At December 31, 2011, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 6 to these consolidated financial statements.

The Company has rental commitments under long-term operating lease agreements. For detail of these commitments, see Note 5 to these consolidated financial statements.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $1.2 billion at December 31, 2011 and the market value of the associated collateral was $1.3 billion. As of December 31, 2011, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2011, the current exposure to loss under these contracts totaled $30 million, and the maximum potential exposure to loss in the future was estimated at $38 million.

Note 20—Commitments, Contingencies and Guarantees (Continued)

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

Note 21—Transactions with Affiliates

The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2011, 2010 and 2009, such transactions included, but were not limited to, participation and servicing of loans and leases, purchase and sale of interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing, investment advice and management, customer referrals, facility leases, and trust services, as well as maintaining an asset-backed liquidity facility in 2011. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2014. As of December 31, 2011, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement. A similar arrangement for services rendered to BTMU, which is paid by the Company, is also reimbursed by BTMU. Additionally, BTMU reimbursed the Company for certain expenditures incurred for a Basel II project. The Company has undertaken this project to support the Japan Financial Services Agency (JFSA) requirement that requires subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent’s consolidated risk-weighted assets to also comply with Basel II. The Company meets such requirements. The Company incurred Basel II project-related expenditures, which were reimbursable by BTMU, of $42 million, $29 million and $31 million in 2011, 2010 and 2009, respectively.

In September 2009, the Company received a $2.0 billion capital contribution from BTMU. The contribution was made to provide the Company with additional capital to offset potential future credit losses consistent with a highly adverse economic scenario.

Effective October 1, 2011, BTMU transferred its trust company, BTMUT, to the Company. This transaction had the effect of increasing the Company’s assets by $990 million, which mainly consisted of cash and due from banks, loans and leveraged leases. We also assumed BTMUT’s liabilities, which included short-term borrowings of $38 million. The Company’s Tier 1 common capital increased by $783 million.

At December 31, 2011 and 2010, the Company had derivative contracts totaling $0.5 billion and $0.7 billion in notional balances, respectively, with $10 million in net unrealized losses with BTMU and its affiliates at both 2011 and 2010. In 2011 and 2010, the Company recorded income of $18 million and $16 million, respectively, and expenses of $4 million in both 2011 and 2010 for fees and revenue sharing arrangements. Additionally, the Company recorded expenses of $8 million, $6 million and $5 million relating to facility and staff training arrangements in 2011, 2010 and 2009, respectively.

The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from fifteen to thirty years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2011, the Company had no exposure to loss for these agreements.

Note 22—Business Segments

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

•

Corporate Banking provides credit, depository and cash management services, investment and risk management products to businesses, individuals and target specialty niches. Services include commercial and project finance loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products, as well as trust, private banking, investment and asset management services for individuals and institutions.

“Other” is comprised of certain subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S., Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, and the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During 2011, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

•

An activity-based costing methodology, in which certain indirect costs, such as operations and technology expense, are allocated to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. Prior to the fourth quarter of 2011, such indirect costs were allocated based on each segment’s proportionate share of direct costs.

•

An expected credit loss allocation methodology, in which credit expense is charged to an operating segment based upon expected losses arising from credit risk. As a result of the methodology used in this model, differences between the provision for credit losses and credit expense in any one period could be significant. However, over an economic cycle, the cumulative provision for credit losses and credit expense for expected losses should be substantially the same.

Note 22—Business Segments (Continued)

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

The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing and overhead methodologies that have occurred.

	Retail Banking			Corporate Banking
	As of and for the Years Ended December 31,			As of and for the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Results of operations (dollars in millions):
Net interest income (expense)	$1,092	$990	$815	$1,273	$1,244	$1,130
Noninterest income (expense)	258	273	283	544	531	464

Total revenue	1,350	1,263	1,098	1,817	1,775	1,594
Noninterest expense (income)	1,070	955	844	967	971	859
Credit expense (income)	26	27	28	184	272	333

Income (loss) before income taxes and including noncontrolling interests	254	281	226	666	532	402
Income tax expense (benefit)	99	110	88	155	114	71

Net income (loss) including noncontrolling interest	155	171	138	511	418	331
Less: Net loss from noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$155	$171	$138	$511	$418	$331

Total assets, end of period (dollars in millions):	$25,459	$23,230	$22,442	$35,247	$30,283	$30,819

	Other			Reconciling Items
	As of and for the Years Ended December 31,			As of and for the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Results of operations (dollars in millions):
Net interest income (expense)	$189	$255	$365	$(76)	$(65)	$(61)
Noninterest income (expense)	85	185	40	(71)	(66)	(60)

Total revenue	274	440	405	(147)	(131)	(121)
Noninterest expense (income)	433	497	425	(55)	(51)	(40)
Credit expense (income)	(411)	(116)	754	(1)	(1)	(1)

Income (loss) before income taxes and including noncontrolling interests	252	59	(774)	(91)	(79)	(80)
Income tax expense (benefit)	99	46	(289)	(35)	(31)	(31)

Net income (loss) including noncontrolling interest	153	13	(485)	(56)	(48)	(49)
Less: Net loss from noncontrolling interests	15	19	—	—	—	—

Net income (loss) attributable to UNBC	$168	$32	$(485)	$(56)	$(48)	$(49)

Total assets, end of period (dollars in millions):	$31,192	$27,623	$34,243	$(2,222)	$(2,039)	$(1,906)

Note 22—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Years End December 31,
	2011	2010	2009
Results of operations (dollars in millions):
Net interest income (expense)	$2,478	$2,424	$2,249
Noninterest income (expense)	816	923	727

Total revenue	3,294	3,347	2,976
Noninterest expense (income)	2,415	2,372	2,088
Credit expense (income)	(202)	182	1,114

Income (loss) before income taxes and including noncontrolling interests	1,081	793	(226)
Income tax expense (benefit)	318	239	(161)

Net income (loss) including noncontrolling interest	763	554	(65)
Less: Net loss from noncontrolling interests	15	19	—

Net income (loss) attributable to UNBC	$778	$573	$(65)

Total assets, end of period (dollars in millions):	$89,676	$79,097	$85,598

Note 23—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company)

Condensed Balance Sheets

	December 31,
(Dollars in millions)	2011	2010
Assets
Cash and cash equivalents	$252	$292
Investment in subsidiaries	11,730	10,269
Other assets	—	1

Total assets	$11,982	$10,562

Liabilities and Stockholder’s Equity
Long-term debt	$413	$435
Other liabilities	7	2

Total liabilities	420	437
Stockholder’s equity	11,562	10,125

Total liabilities and stockholder’s equity	$11,982	$10,562

Note 23—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Income:
Cash dividends from bank subsidiary	$—	$—	$—
Cash dividends from nonbank subsidiaries	—	4	—
Interest income on advances to subsidiaries and deposits in bank	1	1	1

Total income	1	5	1

Expense:
Interest expense	13	10	8
Other expense	18	4	5

Total expense	31	14	13

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(30)	(9)	(12)
Income tax benefit	(10)	(5)	(9)

Income (loss) before equity in undistributed net income of subsidiaries	(20)	(4)	(3)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	799	550	(67)
Nonbank subsidiaries	(1)	27	5

Net Income (Loss)	$778	$573	$(65)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$778	$573	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(798)	(577)	62
Other, net	(3)	(8)	43

Net cash provided by (used in) operating activities	(23)	(12)	40

Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(23)	(34)	(1,853)
Repayment of advances to subsidiaries	20	29	8

Net cash used in investing activities	(3)	(5)	(1,845)

Cash Flows from Financing Activities:
Repayment of junior subordinated debt	(14)	—	—
Capital contribution from BTMU	—	—	2,000

Net cash provided by (used in) financing activities	(14)	—	2,000

Net increase (decrease) in cash and cash equivalents	(40)	(17)	195
Cash and cash equivalents at beginning of year	292	309	114

Cash and cash equivalents at end of year	$252	$292	$309

Note 24—Acquisition of Pacific Capital Bancorp

On March 9, 2012, the Company entered into a definitive agreement to acquire Pacific Capital Bancorp (PCB), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. The transaction will enhance the Company’s geographic footprint within California’s Central Coast region where PCB’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducts its banking activities. At December 31, 2011, PCB had total assets of approximately $5.9 billion. The acquisition is expected to be completed in the fourth quarter of 2012, subject to certain customary closing conditions, including approvals from banking regulators in the United States and Japan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

UnionBanCal Corporation:

We have audited the accompanying balance sheets of UnionBanCal Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

UnionBanCal Corporation:

We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statement for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 26, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2012

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

We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

The Company’s internal control over financial reporting and the Company’s consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer

/S/ JOHN F. WOODS
John F. Woods
Vice Chairman and Chief Financial Officer

/S/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller

UnionBanCal Corporation and Subsidiaries

Supplementary Information

Summary of Quarterly Financial Information (Unaudited)

Unaudited quarterly results are summarized as follows:

	2011 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$739	$702	$705	$703
Interest expense	99	96	91	85

Net interest income	640	606	614	618
(Reversal of) provision for loan losses	7	(13)	(94)	(102)
Noninterest income	151	185	240	240
Noninterest expense	619	603	578	615

Income before income taxes and including noncontrolling interests	165	201	370	345
Income tax expense	40	33	131	114

Net income including noncontrolling interests	125	168	239	231
Deduct: Net loss from noncontrolling interests	4	4	3	4

Net income	$129	$172	$242	$235

	2010 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$714	$716	$708	$688
Interest expense	83	98	107	114

Net interest income	631	618	601	574
(Reversal of) provision for loan losses	(40)	8	44	170
Noninterest income	251	218	244	210
Noninterest expense	701	562	584	525

Income before income taxes and including noncontrolling interests	221	266	217	89
Income tax expense	58	99	67	15

Net income including noncontrolling interests	163	167	150	74
Deduct: Net loss from noncontrolling interests	9	3	4	3

Net income	$172	$170	$154	$77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

Date: March 26, 2012	By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the dates indicated.

Signature	Title

/s/ Masashi Oka Masashi Oka	President and Chief Executive Officer (Principal Executive Officer)

/s/ John F. Woods John F. Woods	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ David A. Anderson David A. Anderson	Executive Vice President and Controller (Principal Accounting Officer)

* Aida M. Alvarez	Director

* David R. Andrews	Director

* Nicholas B. Binkley	Director

* L. Dale Crandall	Director

* Murray H. Dashe	Director

* Christine Garvey	Director

* Mohan S. Gyani	Director

* Takeo Hoshi	Director

* Nobuo Kuroyanagi	Director

* J. Fernando Niebla	Director

* Masashi Oka	Director
* Barbara L. Rambo	Director

* Masaaki Tanaka	Director

Signature	Title

* Tatsuo Tanaka	Director

* Dean A. Yoost	Director

*By:	/s/ MORRIS W. HIRSCH
Morris W. Hirsch
Attorney-in-Fact

Dated:	March 26, 2012

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(2)

4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)

4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.

10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)

21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K

23.1	Consent of Deloitte & Touche LLP(4)

24.1	Power of Attorney(4)

24.2	Resolution of Board of Directors(4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements(4)(5)

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