Form 10-Q
period 2012-03-31
UNIONBANCAL CORP
filed 2012-05-14
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of Common Stock outstanding at April 30, 2012: 136,330,830

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2011 Annual Report on Form 10-K, Part II, Item 1A. “Risk Factors” in this report, and the other risks described in this report and in our 2011 Annual Report on Form 10-K for factors to be considered when reading any forward-looking statements in this filing.

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

•

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S., including California, Oregon, Texas and Washington, and in foreign countries (including Japan and the Euro-zone)

•

Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our intent and ability to implement new capital standards under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and the effect of the foregoing on our business

•	Regulatory controls and processes and their impact on our business

•

The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•

Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss reserves for FDIC covered loans

•

Loan portfolio composition and risk grade trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

•

Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging positions

•	Expected rates of return, maturities, yields, loss exposure, growth rates and projected results

•

Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and expected tax credits or benefits

•

Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our April 2010 FDIC-assisted acquisitions

•

Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, including our recently-announced agreement to acquire Pacific Capital Bancorp and its subsidiary, Santa Barbara Bank & Trust, N.A., and their timing and impact on our business

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the Three Months Ended March 31,		Percent Change

(Dollars in millions)	2012	2011
Results of operations:
Net interest income	$653	$618	6%
Noninterest income	202	240	(16)

Total revenue	855	858	—
Noninterest expense	614	615	—

Pre-tax, pre-provision income(1)	241	243	(1)
(Reversal of) provision for loan losses	(1)	(102)	99

Income before income taxes and including noncontrolling interests	242	345	(30)
Income tax expense	51	114	(55)

Net income including noncontrolling interests	191	231	(17)
Deduct: Net loss from noncontrolling interests	4	4	—

Net income attributable to UnionBanCal Corporation (UNBC)	$195	$235	(17)

Balance sheet (period average):
Total assets	$89,449	$80,056	12%
Total securities	24,265	21,601	12
Total loans held for investment	54,149	48,283	12
Earning assets	80,503	71,351	13
Core deposits(5)	55,013	52,840	4
Total deposits	64,425	59,471	8
UNBC Stockholder’s equity	11,621	10,167	14
Performance Ratios:
Return on average assets(2)	0.88%	1.19%
Return on average UNBC stockholder’s equity(2)	6.75	9.38
Efficiency ratio(3)	71.86	71.62
Core efficiency ratio(3)	68.76	67.04
Net interest margin(2)(4)	3.27	3.49
Net loans charged off to average total loans held for investment(2)	0.40	0.44
Net loans charged off to average total loans held for investment, excluding FDIC covered assets(2)(10)	0.41	0.46

	As of
	March 31, 2012	December 31, 2011	Percent Change
Balance sheet (end of period):
Total assets	$92,323	$89,676	3%
Total securities	25,432	24,106	6
Total loans held for investment	54,322	53,540	1
Nonperforming assets	706	782	(10)
Total deposits	65,089	64,420	1
Long-term debt	5,554	6,684	(17)
UNBC Stockholder’s equity	11,821	11,562	2
Capital ratios:
Tier 1 risk-based capital ratio	13.73%	13.82%
Total risk-based capital ratio	15.77	15.98
Leverage ratio	11.35	11.44
Tier 1 common capital ratio(6)	13.73	13.82
Tangible common equity ratio(7)	10.20	10.20
Credit Ratios:
Allowance for loan losses to total loans held for investment(8)	1.30%	1.43%
Allowance for loan losses to nonaccrual loans(8)	121.35	119.58
Allowance for credit losses to total loans held for investment(9)	1.54	1.68
Allowance for credit losses to nonaccrual loans(9)	144.01	140.46
Nonperforming assets to total loans held for investment and other real estate owned (OREO)	1.30	1.46
Nonperforming assets to total assets	0.76	0.87
Nonaccrual loans to total loans held for investment	1.07	1.19
Excluding FDIC covered assets(10):
Allowance for loan losses to total loans held for investment(7)	1.30%	1.42%
Allowance for loan losses to nonaccrual loans(7)	129.95	126.26
Allowance for credit losses to total loans held for investment(8)	1.54	1.67
Allowance for credit losses to nonaccrual loans(8)	154.55	148.80
Nonperforming assets to total loans held for investment and OREO	1.04	1.17
Nonperforming assets to total assets	0.61	0.70
Nonaccrual loans to total loans held for investment	1.00	1.12

(1)

The pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover loan losses through a credit cycle.

(2)	Annualized.

(3)

The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income). The core efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated Variable Interest Entities (VIEs), merger costs related to acquisitions, asset impairment charges and certain costs related to productivity initiatives) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization and gains relating to productivity initiatives. Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities. Refer to “Noninterest Expense” in this Form 10-Q for further information.

(4)	Amounts are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(5)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(6)

The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, if any, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of UnionBanCal’s capital structure and is used to assess and compare the quality and composition of UnionBanCal’s capital structure to other financial institutions. Refer to “Capital” in this Form 10-Q for further information.

(7)

The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of UnionBanCal’s capital structure and is used to assess and compare the quality and composition of UnionBanCal’s capital structure to other financial institutions. Refer to “Capital” in this Form 10-Q for further information.

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

(10)

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

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended March 31, 2012 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” or “the Company” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas and New York, as well as nationally and internationally. We had consolidated assets of $92.3 billion at March 31, 2012.

On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU).

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2012 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, and trading account activities. In the first quarter of 2012, revenue was comprised of 76 percent net interest income and 24 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is presented below.

Our primary sources of liquidity are core deposits and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.

Performance Highlights

In the first quarter of 2012, net income was $195 million compared to $235 million in the first quarter of 2011. The decrease was primarily due to a higher benefit from the reversal of provision for credit losses in the first quarter of 2011, resulting from improved credit quality of our loan portfolio in 2011.

The provision for credit losses was a benefit of $3 million in the first quarter of 2012 compared with a benefit of $115 million in the first quarter of 2011. The decrease in benefit reflected the growth in our loan portfolio along with a moderating pace of credit quality improvement of our loan portfolio starting in the fourth quarter of 2011. Our ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 1.00 percent at March 31, 2012 from 1.68 percent at March 31, 2011, driven by the growth of our loan portfolio, and lower levels of criticized and nonaccrual loans during the first quarter of 2012 compared to the first quarter of 2011. See further discussion under “Allowance for Credit Losses.”

Total revenue was $855 million in the first quarter of 2012 compared with $858 million in the first quarter of 2011. Our net interest income in the first quarter of 2012 was $653 million compared with $618 million in the first quarter of 2011. The increase was substantially due to overall loan and investment securities growth, partially offset by compression in the net interest margin. The net interest margin decline of 22 basis points was primarily due to lower yields on loans, excluding FDIC covered loans, an increase in lower yielding interest bearing deposits in banks, and declining yields on securities, partially offset by higher levels of noninterest bearing funding sources.

The Federal Reserve Board has stated its intentions to keep the federal funds target rate at near zero through late 2014, and implemented a program designed to lower long-term rates by purchasing longer-dated U.S. Treasury bonds and agency mortgage-backed securities, and selling short-dated securities. These actions will continue to place downward pressure on our net interest margin.

In the first quarter of 2012, our noninterest income was $202 million compared with $240 million in the first quarter of 2011. The decrease was primarily due to a decline in the expected cash flows associated with the FDIC indemnification asset. Improved credit performance on our FDIC covered loans reduced the accretion rate for the indemnification asset, but increased the interest income recorded on the FDIC covered loans. The decline in our noninterest income was also due to lower gains on the sale of securities and a first quarter 2011 gain on the sale of MasterCard shares, partially offset by a gain on the sale of certain business units recorded in the first quarter of 2012.

Noninterest expense in the first quarter of 2012 was flat at $614 million compared with the first quarter of 2011. Other noninterest expense declined slightly primarily due to certain reserves for contingencies recorded in the first quarter of 2011 offset by a lower reversal of provision for off-balance sheet credit commitments and higher salaries and employee benefits expense in the current quarter.

Capital Ratios

We continued to maintain strong capital ratios in the first quarter of 2012. At March 31, 2012, our Tier 1 common capital ratio and our total risk-based capital ratios were 13.73 percent and 15.77 percent, respectively, compared with 13.82 percent and 15.98 percent, respectively, at December 31, 2011.

Pacific Capital Bancorp Acquisition

On March 9, 2012, the Company entered into a definitive agreement to acquire Pacific Capital Bancorp (PCB), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. The transaction will enhance the Company’s geographic footprint within California’s Central Coast region where PCB’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducts its banking activities. At March 31, 2012, PCB had total assets of approximately $5.8 billion. The acquisition is expected to be completed in the fourth quarter of 2012, subject to certain customary closing conditions, including approvals from banking regulators in the United States and Japan.

Critical Accounting Estimates

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or another important assumption could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the inherent credit loss present in our loan and lease portfolio. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans and FDIC indemnification asset, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2011 Form 10-K. There have been no material changes to these critical accounting estimates during the three months ended March 31, 2012.

Financial Performance

Net Interest Income

The following table shows the major components of net interest income and net interest margin:

	For the Three Months Ended						Increase / (Decrease) in
	March 31, 2012			March 31, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense(1)
							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$19,650	$187	3.83%	$15,325	$157	4.13%	$4,325	28%	$30	19%
Commercial mortgage	8,274	85	4.11	7,778	85	4.38	496	6	—	—
Construction	803	8	3.94	1,341	12	3.48	(538)	(40)	(4)	(33)
Lease financing	1,021	11	4.25	776	8	4.33	245	32	3	38
Residential mortgage	19,802	216	4.36	17,794	220	4.94	2,008	11	(4)	(2)
Home equity and other consumer loans	3,692	36	3.94	3,823	40	4.29	(131)	(3)	(4)	(10)

Total loans, excluding FDIC covered loans	53,242	543	4.09	46,837	522	4.48	6,405	14	21	4
FDIC covered loans	907	66	29.04	1,446	39	10.89	(539)	(37)	27	69

Total loans held for investment	54,149	609	4.51	48,283	561	4.67	5,866	12	48	9
Securities	24,265	142	2.35	21,601	143	2.64	2,664	12	(1)	(1)
Interest bearing deposits in banks	1,731	2	0.25	1,200	1	0.25	531	44	1	100
Federal funds sold and securities purchased under resale agreements	61	—	0.21	96	—	0.18	(35)	(36)	—	—
Trading account assets	151	—	0.62	150	—	1.19	1	1	—	—
Other earning assets	146	—	0.10	21	—	3.49	125	nm	—	—

Total earning assets	80,503	753	3.75	71,351	705	3.97	9,152	13	48	7

Allowance for loan losses	(765)			(1,182)			417	35
Cash and due from banks	1,326			1,246			80	6
Premises and equipment, net	673			712			(39)	(5)
Other assets	7,712			7,929			(217)	(3)

Total assets	$89,449			$80,056			$9,393	12%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$25,609	$14	0.22	$25,489	$15	0.25	$120	0	$(1)	(7)
Savings	5,278	2	0.16	4,811	3	0.24	467	10	(1)	(33)
Time	13,443	42	1.24	12,033	35	1.14	1,410	12	7	20

Total interest bearing deposits	44,330	58	0.52	42,333	53	0.50	1,997	5	5	9

Commercial paper and other short-term borrowings(4)	4,335	3	0.29	2,435	1	0.27	1,900	78	2	200
Long-term debt	6,079	36	2.41	5,902	31	2.16	177	3	5	16

Total borrowed funds	10,414	39	1.53	8,337	32	1.61	2,077	25	7	22

Total interest bearing liabilities	54,744	97	0.71	50,670	85	0.68	4,074	8	12	14

Noninterest bearing deposits	20,095			17,138			2,957	17
Other liabilities	2,722			1,815			907	50

Total liabilities	77,561			69,623			7,938	11
Equity
UNBC Stockholder’s equity	11,621			10,167			1,454	14
Noncontrolling interests	267			266			1	0

Total equity	11,888			10,433			1,455	14

Total liabilities and equity	$89,449			$80,056			$9,393	12%

Net interest income/spread
(taxable-equivalent basis)		656	3.04%		620	3.29%			36	6%
Impact of noninterest bearing deposits			0.19			0.17
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			3.27			3.49
Less: taxable-equivalent adjustment		3			2				1	50

Net interest income		$653			$618				$35	6%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

Net interest income for the first quarter of 2012 increased $35 million, or 6 percent, compared to the first quarter of 2011. The increase was primarily due to overall loan growth, partially offset by compression in the net interest margin. The net interest margin declined 22 basis points compared with the first quarter of 2011 primarily due to declining yields on loans, excluding FDIC covered loans, and securities.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the three months ended March 31, 2012 and 2011:

Noninterest Income

	For the Three Months Ended
	March 31, 2012	March 31, 2011	Increase / (Decrease)
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$55	$52	$3	6%
Trading account activities	31	33	(2)	(6)
Trust and investment management fees	30	34	(4)	(12)
Merchant banking fees	23	19	4	21
Securities gains, net	19	28	(9)	(32)
Brokerage commissions and fees	10	13	(3)	(23)
Card processing fees, net	8	15	(7)	(47)
Other	26	46	(20)	(43)

Total noninterest income	$202	$240	$(38)	(16)%

Noninterest Expense

	For the Three Months Ended
	March 31,	March 31,	Increase / (Decrease)
(Dollars in millions)	2012	2011	Amount	Percent
Salaries and other compensation	$265	$263	$2	1%
Employee benefits	99	81	18	22

Salaries and employee benefits	364	344	20	6
Net occupancy and equipment	68	65	3	5
Professional and outside services	46	44	2	5
Intangible asset amortization	21	25	(4)	(16)
Regulatory assessments	18	21	(3)	(14)
Software	17	17	—	—
Low income housing credit investment amortization	13	13	—	—
Advertising and public relations	11	13	(2)	(15)
Communications	10	10	—	—
Data Processing	8	10	(2)	(20)
(Reversal of) provision for losses on off-balance sheet commitments	(2)	(13)	11	(85)
Other	40	66	(26)	(39)

Total noninterest expense	$614	$615	$(1)	(0)%

Noninterest income decreased to $202 million in the first quarter 2012 from $240 million in the first quarter 2011. The $38 million decrease was primarily due to a $20 million decline in other noninterest income, substantially due to a decrease in indemnification asset accretion, driven by better than expected

FDIC covered loan performance, and a $15 million gain on the sale of MasterCard shares in the first quarter of 2011, partially offset by a $24 million gain on the sale of certain business units related to productivity initiatives in the first quarter of 2012. Securities gains, net, decreased primarily due to lower gains on the sale of U.S. Government-sponsored agency securities in the first quarter of 2012.

Noninterest expense was $614 million in the first quarter 2012 compared with $615 million in the first quarter 2011, which reflects a decrease in loss contingency reserves offset by a lower reversal of provision for off-balance sheet credit commitments and higher salaries and employee benefits expense.

The core efficiency ratio is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012. The following table shows the calculation of this ratio for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
(Dollars in millions)	March 31, 2012	March 31, 2011
Noninterest Expense	$614	$615
Less: Foreclosed asset expense	1	3
Less: (Reversal of) provision for losses on off-balance sheet commitments	(2)	(13)
Less: Productivity initiative costs	6	4
Less: Low income housing credit investment amortization expense	13	13
Less: Expenses of the consolidated variable interest entities (VIEs)	7	6
Less: Merger costs related to acquisitions	1	13
Less: Net adjustments related to privatization transaction	22	26

Net noninterest expense (a)	$566	$563

Total Revenue	$855	$858
Add: Net interest income taxable-equivalent adjustment	3	2
Less: Productivity initiative gains	23	—
Less: Accretion related to privatization-related fair value adjustments	11	21

Total revenue (b)	$824	$839

Core efficiency ratio (a)/(b)	68.76%	67.04%

Income Tax Expense

Our effective tax rate in the first quarter of 2012 was 21 percent, compared to 33 percent for the first quarter of 2011. The change in the effective tax rate for the first quarter of 2012 compared to the first quarter of 2011 was primarily driven by income tax benefits related to low income housing and alternative energy income tax credits compared to pre-tax income and one-time items recorded during the first quarter of 2012.

Considering the current status of our federal and state tax examinations, it is reasonably possible that the unrecognized tax benefits could be reduced by $45-$50 million during the next twelve months.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A and Note 10 to the consolidated financial statements in our 2011 Form 10-K.

Balance Sheet Analysis

Securities

Our securities portfolio is managed to maximize total return while maintaining prudent levels of quality, market risk and liquidity. At March 31, 2012, substantially all of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our consolidated financial statements included in this Form 10-Q. Substantially all of our securities available for sale are held for Asset and Liability Management (ALM) and liquidity management purposes.

Our securities held to maturity consist of collateralized loan obligations (CLOs) and mortgage-backed securities, of which $155 million were transferred from available for sale during the first quarter of 2012. The CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type at the end of each period presented:

(Dollars in millions)	March 31, 2012	December 31, 2011	Increase / (Decrease) March 31, 2012 from December 31, 2011
			Amount	Percent
Loans held for investment:
Commercial and industrial	$19,429	$19,226	$203	1%
Commercial mortgage	8,510	8,175	335	4
Construction	776	870	(94)	(11)
Lease financing	1,023	965	58	6

Total commercial portfolio	29,738	29,236	502	2

Residential mortgage	20,081	19,625	456	2
Home equity and other consumer loans	3,654	3,730	(76)	(2)

Total consumer portfolio	23,735	23,355	380	2

Total loans held for investment, excluding FDIC covered loans	53,473	52,591	882	2
FDIC covered loans	849	949	(100)	(11)

Total loans held for investment	$54,322	$53,540	$782	1%

Commercial and Industrial Loans

Our commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management services, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, oil and gas, power and utilities, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either March 31, 2012 or December 31, 2011.

The commercial and industrial portfolio increased $0.2 billion, or 1 percent, from December 31, 2011 to March 31, 2012, reflecting improved lending conditions. We believe that the overall credit quality of our portfolio of commercial and industrial loans continued to improve as borrowers’ financial condition improved and as they had access to more refinancing options.

Construction and Commercial Mortgage Loans

We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 77 percent of which are located in California, 7 percent in Washington, and the remaining 16 percent in various other states.

Construction loans are extended primarily to commercial property developers and to residential builders. As of March 31, 2012, the construction loan portfolio consisted of approximately 76 percent of commercial income producing real estate and 24 percent with residential homebuilders. The construction loan portfolio decreased $94 million, or 11 percent, from December 31, 2011 to March 31, 2012, mainly due to a decline of $80 million, or 12 percent, in the income property portfolio and a $15 million, or 7 percent, decline in the homebuilder portfolio. Geographically, 59 percent of the construction loan portfolio was domiciled in California as of March 31, 2012. The largest concentration outside of California was 8 percent in the State of Maryland. The California portfolio is distributed as follows: 39 percent in the Los Angeles/Orange County region, including the Inland Empire, 29 percent in the San Francisco Bay Area, 11 percent in Sacramento and the Central Valley, 11 percent in San Diego, and 10 percent in the Central Coast region.

Residential Mortgage Loans

We originate residential mortgage loans secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. We hold substantially all of the loans we originate. The residential mortgage portfolio increased $0.5 billion, or 2 percent, from December 31, 2011 to March 31, 2012, as we experienced strong new origination activity.

At March 31, 2012, 68 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 3 to our consolidated financial statements included in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at March 31, 2012.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At March 31, 2012, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 36 percent of our total residential loan portfolio. At March 31, 2012, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $167 million, compared with $174 million at December 31, 2011, and these loan delinquency rates remained below the industry average for California prime loans.

Total residential mortgage loans 30 days or more delinquent were $392 million at March 31, 2012, compared with $397 million at December 31, 2011.

Home Equity and Other Consumer Loans

We originate home equity and other consumer loans and lines, principally through our branch network and Private Banking Offices. We had approximately 33 percent of these home equity loans and lines supported by first liens on residential properties at both March 31, 2012 and December 31, 2011, respectively. Our total home equity loans and lines delinquent 30 days or more were $41 million at March 31, 2012, compared to $44 million at December 31, 2011. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, as permitted by laws and regulations.

Lease Financing

We classify our leases as either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At March 31, 2012, we had leveraged leases of $746 million, which were net of non-recourse debt of approximately $1.2 billion. We utilize a number of special purpose entities for our leveraged leases. As required by US GAAP for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

FDIC Covered Loans

We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as “FDIC covered loans.” We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at March 31, 2012 were composed of $771 million in commercial and industrial, commercial mortgage, and construction loans, and $78 million in residential mortgage and other consumer loans. See Note 1 to our consolidated financial statements included in our 2011 Form 10-K for more information on covered assets and FDIC loss share agreements.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.2 billion for both March 31, 2012 and December 31, 2011. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

As of March 31, 2012, our sovereign and non-sovereign debt exposure to European countries experiencing significant economic and fiscal difficulties was de minimis.

Deposits

The table below presents our deposits as of March 31, 2012 and December 31, 2011.

(Dollars in millions)	March 31, 2012	December 31, 2011	Increase / (Decrease) March 31, 2012 from December 31, 2011
			Amount	Percent
Interest checking	$4,516	$3,757	$759	20%
Money market	20,861	21,276	(415)	(2)

Total interest-bearing transaction and money market accounts	25,377	25,033	344	1
Savings	5,354	5,169	185	4
Time	13,870	13,620	250	2

Total interest bearing deposits(1)	44,601	43,822	779	2
Noninterest bearing deposits	20,488	20,598	(110)	(1)

Total deposits	$65,089	$64,420	$669	1%

(1)Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction and money market accounts	$2,063	$2,119	$(56)	(3)%
Time	2,561	2,310	251	11

Total interest bearing brokered deposits	4,624	4,429	195	4
Nonbrokered deposits	39,977	39,393	584	1

Total interest bearing deposits	$44,601	$43,822	$779	2%

Core Deposits:

Total deposits	$65,089	$64,420	$669	1%
Less: Total interest bearing brokered deposits	4,624	4,429	195	4
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	5,452	7,151	(1,699)	(24)

Total core deposits	$55,013	$52,840	$2,173	4%

The Dodd-Frank Act includes a provision that permanently increased the standard amount of FDIC deposit insurance coverage from $100,000 to $250,000 per customer. As a result, we revised our definition of core deposits to include domestic time deposit accounts with balances up to $250,000. Core deposits continue to exclude all brokered deposits and foreign time deposits.

Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios:

UnionBanCal Corporation

(Dollars in millions)	March 31, 2012	December 31, 2011
Capital Components
Tier 1 capital	$9,853	$9,641
Tier 2 capital	1,465	1,501

Total risk-based capital	$11,318	$11,142

Risk-weighted assets	$71,752	$69,738

Quarterly average assets	$86,783	$84,300

(Dollars in millions)	March 31, 2012		December 31, 2011			March 31, 2012 Minimum Regulatory Requirement			March 31, 2012 “Well-Capitalized” Regulatory Requirement
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$9,853	13.73%	$9,641	13.82%	≥	$2,870	4.0%	≥	$4,305	6.0%
Total capital (to risk-weighted assets)	11,318	15.77	11,142	15.98	≥	5,740	8.0	≥	7,175	10.0
Leverage(1)	9,853	11.35	9,641	11.44	≥	3,471	4.0	≥	NA	NA

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

NA—Not applicable

Union Bank, N.A.

(Dollars in millions)	March 31, 2012	December 31, 2011
Capital Components
Tier 1 capital	$8,770	$8,588
Tier 2 capital	1,368	1,416

Total risk-based capital	$10,138	$10,004

Risk-weighted assets	$71,358	$69,329

Quarterly average assets	$86,450	$83,797

(Dollars in millions)	March 31, 2012		December 31, 2011			March 31, 2012 Minimum Regulatory Requirement			March 31, 2012 “Well-Capitalized” Regulatory Requirement
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$8,770	12.29%	$8,588	12.39%	≥	$2,854	4.0%	≥	$4,281	6.0%
Total capital (to risk-weighted assets)	10,138	14.21	10,004	14.43	≥	5,709	8.0	≥	7,136	10.0
Leverage(1)	8,770	10.14	8,588	10.25	≥	3,458	4.0	≥	4,323	5.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). We interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. As of March 31, 2012, management believes the capital ratios of the Company and Union Bank met all regulatory requirements of “well-capitalized” institutions.

In January 2012, the Company timely filed its Capital Plan Review (“CapPR”) with the Federal Reserve. The CapPR is an assessment of the capital plans of bank holding companies in the U.S. with total assets exceeding $50 billion that were not included in the Federal Reserve’s Comprehensive Capital Analysis and Review of the largest U.S. bank holding companies. In March 2012, the Company was notified by the Federal Reserve that it did not object to the Company’s CapPR as submitted. The Federal Reserve’s regulations provide that a bank holding company may be required to revise and re-submit its capital plan if certain material events occur after adoption of its plan. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital” in our 2011 Form 10-K.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, they are considered to be non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Part I, Item 1 of our 2011 Form 10-K for additional information regarding the Basel Committee capital standards.

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Increase / (Decrease) March 31, 2012 From December 31, 2011
(Dollars in millions)			Amount	Percent
Total UNBC stockholder’s equity	$11,821	$11,562	$259	2%
Goodwill	(2,456)	(2,457)	1	—
Intangible assets	(341)	(360)	19	5
Deferred tax liabilities related to goodwill and intangible assets	123	130	(7)	(5)

Tangible common equity (a)	$9,147	$8,875	$272	3

Tier 1 capital, determined in accordance with regulatory requirements/ Tier 1 common equity (b)	$9,853	$9,641	$212	2
Total assets	$92,323	$89,676	$2,647	3
Goodwill	(2,456)	(2,457)	1	—
Intangible assets	(341)	(360)	19	5
Deferred tax liabilities related to goodwill and intangible assets	123	130	(7)	(5)

Tangible assets (c)	$89,649	$86,989	$2,660	3

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$71,752	$69,738	$2,014	3%

Tangible common equity ratio (a)/(c)	10.20%	10.20%
Tier 1 common capital ratio (b)/(d)	13.73	13.82

Allowance for Credit Losses

Allowance Policy and Methodology

We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant policies on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. For additional information regarding our allowance for credit losses, refer to Note 3 of our consolidated financial statements in this Form 10-Q.

Allowance and Related Provision for Credit Losses

We recorded a provision for loan losses, excluding FDIC covered loans, of $1 million in the first quarter of 2012, compared to a reversal of the provision for loan losses of $102 million during the first quarter of 2011. The improved credit quality of the loan portfolio was particularly evident in lower levels of criticized credits in the commercial segment, which declined from $1.9 billion at December 31, 2011 to $1.5 billion at March 31, 2012, continuing the downward trend that was observed during the second half of 2011. The ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 1.00 percent at March 31, 2012 from 1.12 percent at December 31, 2011.

At March 31, 2012, the allocated portion of the allowance for credit losses included $173 million related to criticized credits, compared to $208 million at December 31, 2011. Criticized credits are those that are internally risk graded as “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The unallocated allowance at March 31, 2012 and December 31, 2011 was $127 million and $135 million, respectively. The decrease from December 31, 2011 to March 31, 2012 was primarily driven by the enhancements to the formulaic allowance for credit losses methodology for commercial real estate, which decreased the inherent probable loss not captured in the allocated component of the allowance for credit losses and thus decreased this component of the unallocated reserve. The unallocated reserve captures the inherent losses not included in the allocated allowance and continues to reflect higher than normal loss rates for smaller balance commercial mortgages, the fiscal challenges for the State of California and local governments, extended collection periods for residential mortgage loans, and the continuation of historically low natural gas prices.

Change in the Total Allowance for Credit Losses

The following table sets forth a reconciliation of changes in our allowance for credit losses:

	March 31,		Increase / (Decrease) March 31, 2012 from March 31, 2011
(Dollars in millions)	2012	2011	Amount	Percent
Balance, beginning of period	$764	$1,191	$(427)	(36)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	1	(102)	103	(101)
(Reversal of) provision for FDIC covered loan losses not indemnification	(2)	—	(2)	(100)
Decrease in allowance covered by FDIC indemnification	(6)	(2)	(4)	(200)
Loans charged off:
Commercial and industrial	34	23	11	48
Commercial mortgage	6	24	(18)	(75)
Construction	—	1	(1)	(100)

Total commercial portfolio	40	48	(8)	(17)

Residential mortgage	12	14	(2)	(14)
Home equity and other consumer loans	11	11	—	—

Total consumer portfolio	23	25	(2)	(8)

Total loans charged off	63	73	(10)	(14)

Recoveries of loans previously charged off:
Commercial and industrial	4	7	(3)	(43)
Commercial mortgage	3	8	(5)	(63)
Construction	1	4	(3)	(75)

Total commercial portfolio	8	19	(11)	(58)

Home equity and other consumer loans	1	1	—	—

Total consumer portfolio	1	1	—	—

FDIC covered loans	1	—	1	100

Total recoveries of loans previously charged off	10	20	(10)	(50)

Net loans charged off	53	53	—	—

Ending balance of allowance for loan losses	704	1,034	(330)	(32)
Allowance for losses on off-balance sheet commitments	131	150	(19)	(13)

Allowance for credit losses	$835	$1,184	$(349)	(29)%

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$694	$1,011	$(317)	(31)%
Allowance for loan losses on FDIC covered loans	10	23	(13)	(57)

Total allowance for loan losses	$704	$1,034	$(330)	(32)%

Allowance for credit losses, excluding allowance on FDIC covered loans	$825	$1,161	$(336)	(29)%
Allowance for credit losses on FDIC covered loans	10	23	(13)	(57)

Total allowance for credit losses	$835	$1,184	$(349)	(29)%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2011 Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets:

(Dollars in millions)	March 31, 2012	December 31, 2011	Increase / (Decrease) March 31, 2012 from December 31, 2011
			Amount	Percent
Commercial and industrial	$71	$127	$(56)	(44)%
Commercial mortgage	120	139	(19)	(14)
Construction	16	16	—	—

Total commercial portfolio	207	282	(75)	(27)

Residential mortgage	301	285	16	6
Home equity and other consumer loans	26	24	2	8

Total consumer portfolio	327	309	18	6

Total nonaccrual loans, excluding FDIC covered loans	534	591	(57)	(10)
FDIC covered loans	46	47	(1)	(2)

Total nonaccrual loans	580	638	(58)	(9)
OREO, excluding FDIC covered OREO	24	27	(3)	(11)
FDIC covered OREO	102	117	(15)	(13)

Total nonperforming assets	$706	$782	$(76)	(10)%

Total nonperforming assets, excluding FDIC covered assets	$558	$618	$(60)	(10)%

Troubled debt restructurings:
Accruing	$276	$252	$24	10%
Nonaccruing (included in total nonaccrual loans above)	$217	$221	$(4)	(2)%

Allowance for loan losses	$704	$764	$(60)	(8)%

Allowance for credit losses	$835	$897	$(62)	(7)%

During the first quarters of 2012 and 2011, we sold nonperforming loans of $25 million and $59 million, respectively.

Troubled Debt Restructurings

TDRs are those loans for which we have granted a concession to a borrower as a result of that borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including maturity date extensions, loan-to-value requirements, and interest rates. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and typically a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2012 and December 31, 2011. Refer to Note 3 to our consolidated financial statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial and industrial	$146	$151	0.75%	0.79%
Commercial mortgage	107	104	1.26	1.27
Construction	65	66	8.32	7.55

Total commercial portfolio	318	321	1.07	1.10

Residential mortgage	165	142	0.82	0.72
Home equity and other consumer loans	2	2	0.07	0.05

Total consumer portfolio	167	144	0.71	0.62

FDIC covered loans	8	8	0.95	0.80

Total restructured loans	$493	$473	0.91%	0.88%

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $2 million at March 31, 2012 and $1 million at December 31, 2011. These amounts exclude FDIC covered loans accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans as the past due status of individual loans within the pools is not meaningful.

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

The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The manager of the Global Capital Markets (GCM) is responsible for managing price risk through the trading activities conducted in GCM. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and functions independently of all operating and management units.

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

(Dollars in millions)	March 31, 2012	December 31, 2011
Effect on NII:
Increase 200 basis points	$97.4	$98.8
as a percentage of base case NII	3.81%	3.98%
Decrease 100 basis points	$(54.1)	$(63.4)
as a percentage of base case NII	(2.12)%	(2.55)%

Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would increase NII. Alternatively, gradually lower short-term rates would decrease NII. With regard to the curve shape, curve steepening would increase NII while curve flattening would decrease NII.

We believe that our EaR simulation provides management with a reasonably comprehensive view of the sensitivity of NII to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. These models use the Company’s historical deposit balance and pricing to forecast future deposit behavior. Customer behavior may have changed significantly since the financial crisis, with increased uncertainty about the stickiness of deposit inflows. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, investment, funding and hedging activities.

ALM Activities

Generally, in managing the interest rate sensitivity of our balance sheet, we coordinate various strategies and update them as needed. During the first quarter of 2012, the Bank’s asset sensitive EaR profile decreased slightly as changes were made to balance sheet composition as well as to forecasted new activity over the next twelve months.

ALM Securities

We transferred approximately $155 million of mortgage-backed securities from securities available for sale to securities held to maturity during the first quarter of 2012. Additional mortgage-backed securities were purchased during the quarter into the held to maturity portfolio. At March 31, 2012 and December 31, 2011, our ALM securities portfolio included $23.9 billion and $22.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by U.S. government sponsored agencies, residential and commercial mortgage-backed securities, and asset-backed securities and had an expected weighted average life of 2.8 years at March 31, 2012. At March 31, 2012, approximately $4.6 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2012, we purchased $3.9 billion and sold $1.2 billion of securities, as part of our investment portfolio strategy, while $1.5 billion of ALM securities matured or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 2.0 at March 31, 2012, compared to 1.7 at December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.0 suggests an expected price decrease of approximately 2.0 percent for an immediate 1.0 percent parallel increase in interest rates.

ALM Derivatives

During the first quarter of 2012, the notional amount of the ALM derivatives portfolio increased by $2.8 billion due to the addition of new receive fixed interest rate swap contracts to hedge floating rate commercial loans.

The fair value of the ALM derivatives portfolio increased primarily due to the positive impact of the receive fixed swap contracts driven by a decrease in interest rates. The increase in fair value was mitigated by the erosion of time value on interest rate cap contracts and the negative impact of a decrease in interest rates on the pay fixed swap contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our consolidated financial statements in this Form 10-Q and Note 16 to our consolidated financial statements included in our 2011 Form 10-K.

(Dollars in millions)	March 31, 2012	December 31, 2011	Increase / (Decrease) March 31, 2012 from December 31, 2011
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$1,150	$1,150	$—
Interest rate swap receive fixed contracts	5,000	2,250	2,750
Interest rate cap purchased contracts	4,000	4,000	—

Total interest rate contracts	$10,150	$7,400	$2,750

Fair value of positions held for purposes other than trading:
Gross positive fair value	$8	$3	$5
Gross negative fair value	10	10	—

Negative fair value of positions, net	$(2)	$(7)	$5

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

As of March 31, 2012, we had a notional amount of $33.4 billion of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of March 31, 2012, we had a notional amount of $4.0 billion of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of March 31, 2012, we had a notional amount of $5.9 billion of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and we enter into matching contracts with other counterparties, to remove our exposure to market risk. As of March 31, 2012, we had a notional amount of $3.3 billion of equity contracts representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2012 and December 31, 2011 and the change in fair value between March 31, 2012 and December 31, 2011:

(Dollars in millions)	March 31, 2012	December 31, 2011	Increase / (Decrease) March 31, 2012 from December 31, 2011
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$33,373	$33,903	$(530)
Commodity contracts	5,924	5,136	788
Foreign exchange contracts(1)	3,974	3,762	212
Equity contracts	3,273	3,037	236

Total	$46,544	$45,838	$706

Fair value of positions held for trading purposes:
Gross positive fair value	$1,322	$1,346	$(24)
Gross negative fair value	1,260	1,297	(37)

Positive fair value of positions, net	$62	$49	$13

(1)	Excludes spot contracts with a notional amount of $0.6 billion and $0.4 billion at March 31, 2012 and December 31, 2011, respectively.

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

To support asset growth, wholesale funding increased by $2.5 billion from $15.0 billion at December 31, 2011 to $17.5 billion at March 31, 2012. Total deposits increased $0.7 billion from $64.4 billion at December 31, 2011 to $65.1 billion at March 31, 2012.

Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2012, our core deposits totaled $55.0 billion and our total loan-to-total deposit ratio was 83.5 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of March 31, 2012, the Bank had $5.5 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $21.4 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $1.5 billion from $17.6 billion at December 31, 2011 to $19.1 billion at March 31, 2012.

•

The Bank has an $8.0 billion unsecured Bank Note Program, which was increased from $4.0 billion in March 2012. Available funding under the Bank Note Program was $5.2 billion at March 31, 2012. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of March 31, 2012, $1.5 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency downgrades of Japan’s credit rating and related rating downgrades for most major Japanese banks, including BTMU, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part II, Item 1A. Risk Factors in our 2011 Form 10-K. The following table provides our credit ratings as of March 31, 2012:

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

The table that follows reflects the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2012, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended March 31,		Increase/(Decrease)		As of and for the Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Results of operations - Market View (dollars in millions):
Net interest income (expense)	$268	$267	$1	—%	$335	$315	$20	6%
Noninterest income (expense)	56	65	(9)	(14)	137	126	11	9

Total revenue	324	332	(8)	(2)	472	441	31	7
Noninterest expense (income)	264	268	(4)	(1)	240	230	10	4
Credit expense (income)	6	6	—	—	39	52	(13)	(25)

Income (loss) before income taxes and including noncontrolling interests	54	58	(4)	(7)	193	159	34	21
Income tax expense (benefit)	21	23	(2)	(9)	52	38	14	37

Net income (loss) including noncontrolling interests	33	35	(2)	(6)	141	121	20	17
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$33	$35	$(2)	(6)%	$141	$121	$20	17%

Average balances - Market View (dollars in millions):
Total loans held for investment	$24,557	$22,673	$1,884	8%	$30,939	$26,344	$4,595	17%
Total assets	25,595	23,725	1,870	8	35,864	30,525	5,339	17
Total deposits	24,838	24,394	444	2	34,170	30,389	3,781	12
Financial ratios - Market View
Return on average assets(1)	0.51%	0.60%			1.58%	1.61%
Core efficiency ratio, excluding impact of privatization(3)	81.57	80.56			47.82	48.49

	Other				Reconciling Items
	As of and for the Three Months Ended March 31,		Increase/(Decrease)		As of and for the Three Months Ended March 31,
	2012	2011	Amount	Percent	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$70	$53	$17	32%	$(20)	$(17)
Noninterest income (expense)	24	65	(41)	nm	(15)	(16)

Total revenue	94	118	(24)	(20)	(35)	(33)
Noninterest expense (income)	122	129	(7)	(5)	(12)	(12)
Credit expense (income)	(46)	(160)	114	71	—	—

Income (loss) before income taxes and including noncontrolling interests	18	149	(131)	nm	(23)	(21)
Income tax expense (benefit)	(13)	61	(74)	nm	(9)	(8)

Net income (loss) including noncontrolling interests	31	88	(57)	nm	(14)	(13)
Deduct: Net loss from noncontrolling interests(2)	4	4	—	—	—	—

Net income (loss) attributable to UNBC	$35	$92	$(57)	(62)%	$(14)	$(13)

Average balances—Market View (dollars in millions):
Total loans held for investment	$845	$1,287	$(442)	(34)%	$(2,192)	$(2,021)
Total assets	30,222	27,850	2,372	9	(2,232)	(2,044)
Total deposits	7,798	6,690	1,108	17	(2,381)	(2,002)
Financial ratios—Market View
Return on average assets(1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$653	$618	$35	6%
Noninterest income (expense)	202	240	(38)	(16)

Total revenue	855	858	(3)	—
Noninterest expense (income)	614	615	(1)	—
Credit expense (income)	(1)	(102)	101	nm

Income (loss) before income taxes and including noncontrolling interests	242	345	(103)	(30)
Income tax expense (benefit)	51	114	(63)	(55)

Net income (loss) including noncontrolling interests	191	231	(40)	(17)
Deduct: Net loss from noncontrolling interests(2)	4	4	—	—

Net income (loss) attributable to UNBC	$195	$235	$(40)	(17)%

Average balances—Market View (dollars in millions):
Total loans held for investment	$54,149	$48,283	$5,866	12%
Total assets	89,449	80,056	9,393	12
Total deposits	64,425	59,471	4,954	8
Financial ratios—Market View
Return on average assets(1)	0.88%	1.19%
Core efficiency ratio, excluding impact of privatization(3)	68.76	67.04

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).

(3)

The core efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to acquisitions, asset impairment charges and certain costs related to productivity initiatives) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization and gains relating to productivity initiatives. Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities.

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

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 347 full-service branches in California and 51 full-service branches in Oregon and Washington. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

During the first quarter of 2012, net income for Retail Banking decreased 6 percent compared to the same period in 2011, resulting from a 14 percent decrease in noninterest income. The decrease in noninterest income was primarily due to lower card processing fees, service charges on deposits accounts and other miscellaneous income.

Average asset growth for the first quarter of 2012 compared to the same period in 2011 was primarily driven by an 8 percent growth in average loans held for investment, mainly in residential mortgages.

Average deposits increased 2 percent during the first quarter of 2012 compared to the same period in 2011. The key drivers for this increase include Retail Banking’s strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

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

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Effective February 1, 2012, the labor management trust services, retirement plan services and registered investment advisors services were sold to US Bank. The corresponding assets and systems for these business units are scheduled to convert during the third quarter of 2012. The client base of Global Trust Services consist of financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional custody provides both domestic and international asset portfolio safekeeping and settlement services in addition to money markets liquidity management and securities lending. Corporate Trust acts as agent or trustee for corporate and municipal debt issues, and provides escrow and project finance agent services; and

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

During the first quarter of 2012, net income for Corporate Banking increased 17 percent, compared to the same period in 2011, primarily resulting from a 6 percent increase in net interest income, a 9 percent increase in noninterest income and a 25 percent decrease in credit expense. During the first quarter of 2012, average loans held for investment increased 17 percent compared to the same period in 2011, primarily due to increases in our commercial and industrial loan portfolio, partially offset by a decrease in our real estate construction loan portfolio.

During the first quarter of 2012, average deposits increased 12 percent compared to the same period in 2011, primarily due to a 23 percent increase in noninterest bearing deposits and a 7 percent increase in interest bearing deposits.

Noninterest income increased 9 percent during the first quarter of 2012, compared to the same period in 2011, primarily due to higher trading income, merchant banking fees and deposit fees, partially offset by lower trust fees and losses from private capital investments.

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

•	goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction;

•	the FDIC covered assets; and

•	the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.29 percent and our consolidated effective tax rate.

The decrease in net income of $57 million for the first quarter of 2012 compared with the first quarter of 2011 is primarily due to the following factors:

•

a decrease in credit income of $114 million was due to the growth in the loan portfolio along with a moderating pace of the credit quality improvement of our loan portfolio starting in the fourth quarter of 2011. Credit income of $46 million in the first quarter of 2012 was due to the difference between the $1 million reversal of provision for loan losses calculated under our US GAAP methodology and the $45 million in expected losses for the reportable business segments, which utilizes the expected credit loss allocation methodology. This compares to a credit income of $160 million in the first quarter of 2011;

•

noninterest income decreased $41 million in the first quarter of 2012 compared to the first quarter of 2011. This decrease was due to lower gains on the sales of ALM investment securities and a decrease in indemnification asset accretion, driven by better than expected FDIC covered loan performance; and

•	noninterest expense decreased $7 million in the first quarter of 2012 compared to the first quarter of 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.	Controls and Procedures

Disclosure Controls. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2012. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting. During the first quarter of 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2012	2011
Interest Income
Loans	$606	$559
Securities	142	143
Interest income—other	2	1

Total interest income	750	703

Interest Expense
Deposits	58	53
Long-term debt	36	31
Commercial paper and other short-term borrowings	3	1

Total interest expense	97	85

Net Interest Income	653	618
(Reversal of) provision for loan losses	(1)	(102)

Net interest income after (reversal of) provision for loan losses	654	720

Noninterest Income
Service charges on deposit accounts	55	52
Trading account activities	31	33
Trust and investment management fees	30	34
Merchant banking fees	23	19
Securities gains, net	19	28
Brokerage commissions and fees	10	13
Card processing fees, net	8	15
Other	26	46

Total noninterest income	202	240

Noninterest Expense
Salaries and employee benefits	364	344
Net occupancy and equipment	68	65
Professional and outside services	46	44
Intangible asset amortization	21	25
Regulatory assessments	18	21
(Reversal of) provision for losses on off-balance sheet commitments	(2)	(13)
Other	99	129

Total noninterest expense	614	615

Income before income taxes and including noncontrolling interests	242	345
Income tax expense	51	114

Net Income including Noncontrolling Interests	191	231
Deduct: Net loss from noncontrolling interests	4	4

Net Income attributable to UnionBanCal Corporation (UNBC)	$195	$235

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net Income attributable to UNBC	$195	$235
Other comprehensive income, net of tax:
Net change in unrealized losses on hedges	5	4
Net change in unrealized losses on securities	39	(27)
Foreign currency translation adjustment	1	2
Net change in pension and other benefits	16	13

Other comprehensive income (loss)	61	(8)

Comprehensive income attributable to UNBC	256	227
Comprehensive loss from noncontrolling interests	(4)	(4)

Total comprehensive income	$252	$223

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions except for per share amount)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$1,371	$1,419
Interest bearing deposits in banks (includes $8 at March 31, 2012 and December 31, 2011 related to consolidated variable interest entities (VIEs))	3,260	2,764
Federal funds sold and securities purchased under resale agreements	8	12

Total cash and cash equivalents	4,639	4,195
Trading account assets (includes $3 at March 31, 2012 and $14 at December 31, 2011 of assets pledged as collateral)	1,177	1,135
Securities available for sale	23,366	22,833
Securities held to maturity (Fair value: March 31, 2012, $2,278; December 31, 2011, $1,429)	2,066	1,273
Loans held for investment:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	53,473	52,591
FDIC covered loans	849	949

Total loans held for investment	54,322	53,540
Allowance for loan losses	(704)	(764)

Loans held for investment, net	53,618	52,776
Premises and equipment, net	663	684
Intangible assets	341	360
Goodwill	2,456	2,457
FDIC indemnification asset	521	598
Other assets (includes $278 at March 31, 2012 and $286 at December 31, 2011 related to consolidated VIEs)	3,476	3,365

Total assets	$92,323	$89,676

Liabilities
Deposits:
Noninterest bearing	$20,488	$20,598
Interest bearing	44,601	43,822

Total deposits	65,089	64,420
Commercial paper and other short-term borrowings	6,680	3,683
Long-term debt (includes $8 at March 31, 2012 and December 31, 2011 related to consolidated VIEs)	5,554	6,684
Trading account liabilities	922	1,040
Other liabilities (includes $1 at March 31, 2012 and December 31, 2011 related to consolidated VIEs)	1,996	2,019

Total liabilities	80,241	77,846

Commitments, contingencies and guarantees—See Note 11

Equity
UNBC Stockholder’s Equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of March 31, 2012 and December 31, 2011	136	136
Additional paid-in capital	5,992	5,989
Retained earnings	6,441	6,246
Accumulated other comprehensive loss	(748)	(809)

Total UNBC stockholder’s equity	11,821	11,562
Noncontrolling interests	261	268

Total equity	12,082	11,830

Total liabilities and equity	$92,323	$89,676

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	UNBC Stockholder’s Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholder’s Equity
BALANCE DECEMBER 31, 2010	$136	$5,198	$5,468	$(677)	$266	$10,391

Net income (loss)			235		(4)	231
Other comprehensive income (loss), net of tax				(8)		(8)
Compensation expense—restricted stock units		3				3
Other					11	11

Net change	—	3	235	(8)	7	237

BALANCE MARCH 31, 2011	$136	$5,201	$5,703	$(685)	$273	$10,628

BALANCE DECEMBER 31, 2011	$136	$5,989	$6,246	$(809)	$268	$11,830

Net income (loss)			195		(4)	191
Other comprehensive income (loss), net of tax				61		61
Compensation expense—restricted stock units		3				3
Other					(3)	(3)

Net change	—	3	195	61	(7)	252

BALANCE MARCH 31, 2012	$136	$5,992	$6,441	$(748)	$261	$12,082

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2012	2011
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$191	$231
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(1)	(102)
(Reversal of) provision for losses on off-balance sheet commitments	(2)	(13)
Depreciation, amortization and accretion, net	108	37
Stock-based compensation—restricted stock units	3	3
Deferred income taxes	(114)	93
Net gains on sales of securities	(19)	(28)
Net decrease (increase) in trading account assets	(43)	123
Net decrease (increase) in other assets	45	(62)
Net increase (decrease) in trading account liabilities	(117)	(78)
Net increase (decrease) in other liabilities	(34)	284
Loans originated for resale	(2)	(13)
Net proceeds from sale of loans originated for resale	1	8
Other, net	(1)	(2)

Total adjustments	(176)	250

Net cash provided by operating activities	15	481

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,251	1,913
Proceeds from matured and called securities available for sale	1,447	1,482
Purchases of securities available for sale and held to maturity	(3,991)	(2,980)
Proceeds from matured securities held to maturity	17	5
Purchases of premises and equipment, net	(23)	(16)
Proceeds from sales of loans	114	81
Net decrease (increase) in loans	(924)	(177)
Proceeds from FDIC loss share agreements	—	96
Other, net	—	(1)

Net cash provided by (used in) investing activities	(2,109)	403

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	669	(1,277)
Net increase (decrease) in commercial paper and other short-term borrowings	2,997	1,904
Proceeds from issuance of long-term debt	—	1,000
Repayment of long-term debt	(1,125)	(513)
Other, net	—	1
Change in noncontrolling interests	(3)	10

Net cash provided by financing activities	2,538	1,125

Net change in cash and cash equivalents	444	2,009
Cash and cash equivalents at beginning of period	4,195	1,174

Cash and cash equivalents at end of period	$4,639	$3,183

Cash Paid During the Period For:
Interest	$92	$71
Income taxes, net	24	6
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	155	—
Net transfer of loans held for investment to loans held for sale	83	94
Transfer of loans held for investment to other real estate owned assets (OREO)	31	38

See accompanying notes to consolidated financial statements.

Note 1—Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated VIEs (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2012 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 2), allowance for credit losses (Note 3), purchased credit-impaired loans (Note 3), annual goodwill impairment analysis, pension accounting (Note 5), valuing financial instruments (Note 8), and income taxes.

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

Note 2—Securities

Securities Available for Sale

At March 31, 2012 and December 31, 2011, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	March 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$7,061	$46	$4	$7,103
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	13,615	200	6	13,809
Privately issued	719	5	36	688
Commercial mortgage-backed securities	1,212	41	2	1,251
Asset-backed securities	278	1	—	279
Other debt securities	180	9	6	183
Equity securities	53	—	—	53

Total securities available for sale	$23,118	$302	$54	$23,366

Note 2—Securities (Continued)

	December 31, 2011
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$6,943	$54	$—	$6,997
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	13,307	182	4	13,485
Privately issued	800	1	63	738
Commercial mortgage-backed securities	1,032	29	1	1,060
Asset-backed securities	283	1	—	284
Other debt securities	180	10	2	188
Equity securities	81	—	—	81

Total securities available for sale	$22,626	$277	$70	$22,833

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2012 and December 31, 2011 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored agencies	$519	$4	$—	$—	$519	$4
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	1,827	6	34	—	1,861	6
Privately issued	142	1	235	35	377	36
Commercial mortgage-backed securities	198	2	2	—	200	2
Other debt securities	48	6	—	—	48	6

Total securities available for sale	$2,734	$19	$271	$35	$3,005	$54

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$1,106	$4	$59	$—	$1,165	$4
Privately issued	551	23	99	40	650	63
Commercial mortgage-backed securities	95	1	—	—	95	1
Other debt securities	23	2	3	—	26	2

Total securities available for sale	$1,775	$30	$161	$40	$1,936	$70

At March 31, 2012, the Company did not have the intent to sell temporarily impaired securities before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

Privately issued residential mortgage-backed securities are issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on non-agency residential mortgage-backed securities resulted from declining credit

Note 2—Securities (Continued)

quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the first quarter of 2012 was not significant. With respect to the remaining portfolio, at March 31, 2012, the Company expects to recover the entire amortized cost basis of these securities.

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,366	$2,379
Due after one year through five years	5,111	5,149
Due after five years through ten years	531	554
Due after ten years	15,057	15,231

Total debt securities available for sale	$23,065	$23,313

The proceeds from sales of securities available for sale and gross realized gains are shown below. There were no gross realized losses from sales for the same periods. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2012	2011
Proceeds from sales	$1,251	$1,913
Gross realized gains	19	29

Securities Held to Maturity

The securities held to maturity primarily consist of CLOs and mortgage-backed securities, of which $155 million were transferred from available for sale during the first quarter of 2012. Management has asserted the positive intent and ability to hold these securities to maturity. At March 31, 2012 and December 31, 2011, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	March 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,645	$—	$363	$1,282	$214	$2	$1,494
U.S. government and government sponsored agencies—residential mortgage backed securities	778	6	—	784	1	1	784

Total securities held to maturity	$2,423	$6	$363	$2,066	$215	$3	$2,278

Note 2—Securities (Continued)

	December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,653	$—	$380	$1,273	$159	$3	$1,429

For securities held to maturity, the amount recognized in OCI primarily reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization, as well as other-than-temporary impairment amounts related to non-credit factors recognized subsequent to transfer, net of amortization, while the amount not recognized in OCI primarily reflects any other-than-temporary impairment related to credit factors after such transfer. Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings.

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2012 and December 31, 2011 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,485	$363	$2	$1,485	$363	$2
U.S. government and government sponsored agencies—residential mortgage backed securities	558	—	1	—	—	—	558	—	1

Total securities held to maturity	$558	$—	$1	$1,485	$363	$2	$2,043	$363	$3

December 31, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,420	$380	$3	$1,420	$380	$3

At March 31, 2012, the Company did not have the intent to sell temporarily impaired securities before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2012, no other-than-temporary impairment was recorded.

Note 2—Securities (Continued)

The amortized cost, fair value and carrying amount of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2012
(Dollars in millions)	Amortized Cost	Carrying Amount	Fair Value
Due in one year or less	$1	$1	$1
Due after one year through five years	501	420	486
Due after five years through ten years	1,101	832	974
Due after ten years	820	813	817

Total securities held to maturity	$2,423	$2,066	$2,278

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

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At March 31, 2012, the Company had $4.6 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.0 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.5 billion) and to secure public and trust deposits ($3.1 billion).

At March 31, 2012 and December 31, 2011, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $8 million ($6 million of which has been repledged to cover secured borrowings and short sales) and $12 million (all of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending.

Note 3—Loans and Allowance for Loan Losses

A summary of loans, net of unearned discount and premiums as well as deferred fees and costs of $21 million and $30 million at March 31, 2012 and December 31, 2011, respectively, is as follows:

	March 31,	December 31,
(Dollars in millions)	2012	2011
Loans held for investment, excluding FDIC covered loans:
Commercial and industrial	$19,429	$19,226
Commercial mortgage	8,510	8,175
Construction	776	870
Lease financing	1,023	965

Total commercial portfolio	29,738	29,236

Residential mortgage	20,081	19,625
Home equity and other consumer loans	3,654	3,730

Total consumer portfolio	23,735	23,355

Total loans held for investment, excluding FDIC covered loans	53,473	52,591
FDIC covered loans	849	949

Total loans held for investment	54,322	53,540
Allowance for loan losses	(704)	(764)

Loans held for investment, net	$53,618	$52,776

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

The acquired loans are referred to as “FDIC covered loans” as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss share agreements. As of acquisition dates, the estimated fair value of the purchased credit-impaired loan portfolios of Frontier and Tamalpais subject to the loss share agreements represents the present value of expected cash flows from the portfolio. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference recorded at the acquisition date represents the estimated credit losses in the acquired loan portfolios at the acquisition date.

The accretable yield for purchased credit-impaired loans for the first quarters of 2012 and 2011 was as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2012	2011
Accretable yield, beginning of year	$424	$231
Accretion	(63)	(37)
Reclassifications from nonaccretable difference during the period	80	104

Accretable yield, end of period	$441	$298

Note 3—Loans and Allowance for Loan Losses (Continued)

The carrying amount and outstanding balance for the purchased credit-impaired loans as of March 31, 2012 and December 31, 2011 and as of the respective acquisition dates were as follows:

(Dollars in millions)	March 31, 2012	December 31, 2011	Acquisition Date
Total outstanding balance	$1,898	$2,066	$3,153

Carrying amount	$803	$902	$1,725

The carrying amount of other acquired loans totaled $46 million and $47 million as of March 31, 2012 and December 31, 2011, respectively. Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank’s internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans.

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

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segments:

	For the Three Months Ended March 31, 2012
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(3)	12	—	(8)	1
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)
Decrease in allowance covered by FDIC indemnification	—	—	(6)	—	(6)
Loans charged off	40	23	—	—	63
Recoveries of loans previously charged off	8	1	1	—	10

Allowance for loan losses, end of period	$439	$128	$10	$127	$704

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Three Months Ended March 31, 2011
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191
(Reversal of) provision for loan losses	(68)	13	—	(47)	(102)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Loans charged off	48	25	—	—	73
Recoveries of loans previously charged off	19	1	—	—	20

Allowance for loan losses, end of period	$586	$174	$23	$251	$1,034

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$29	$18	$—	$—	$47
Collectively evaluated for impairment	410	110	—	127	647
Purchased credit-impaired loans	—	—	10	—	10

Total allowance for loan losses	$439	$128	$10	$127	$704

Loans held for investment:
Individually evaluated for impairment	$358	$167	$12	$—	$537
Collectively evaluated for impairment	29,380	23,568	34	—	52,982
Purchased credit-impaired loans	—	—	803	—	803

Total loans held for investment	$29,738	$23,735	$849	$—	$54,322

	December 31, 2011
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$54	$14	$1	$—	$69
Collectively evaluated for impairment	420	124	—	135	679
Purchased credit-impaired loans	—	—	16	—	16

Total allowance for loan losses	$474	$138	$17	$135	$764

Loans held for investment:
Individually evaluated for impairment	$416	$144	$12	$—	$572
Collectively evaluated for impairment	28,820	23,211	35	—	52,066
Purchased credit-impaired loans	—	—	902	—	902

Total loans held for investment	$29,236	$23,355	$949	$—	$53,540

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans

The following table presents nonaccrual loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
(Dollars in millions)
Commercial and industrial	$71	$127
Commercial mortgage	120	139
Construction	16	16

Total commercial portfolio	207	282

Residential mortgage	301	285
Home equity and other consumer loans	26	24

Total consumer portfolio	327	309

Total nonaccrual loans, excluding FDIC covered loans	534	591
FDIC covered loans	46	47

Total nonaccrual loans	$580	$638

Troubled debt restructured loans that continue to accrue interest	$276	$252

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$217	$221

The following table shows an aging of the balance of loans held for investment, excluding FDIC covered loans, by class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$20,364	$60	$28	$88	$20,452
Commercial mortgage	8,470	26	14	40	8,510
Construction	761	—	15	15	776

Total commercial portfolio	29,595	86	57	143	29,738

Residential mortgage	19,689	186	206	392	20,081
Home equity and other consumer loans	3,612	21	21	42	3,654

Total consumer portfolio	23,301	207	227	434	23,735

Total loans held for investment, excluding FDIC covered loans	$52,896	$293	$284	$577	$53,473

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2011
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$20,033	$121	$37	$158	$20,191
Commercial mortgage	8,111	49	15	64	8,175
Construction	855	—	15	15	870

Total commercial portfolio	28,999	170	67	237	29,236

Residential mortgage	19,228	188	209	397	19,625
Home equity and other consumer loans	3,686	24	20	44	3,730

Total consumer portfolio	22,914	212	229	441	23,355

Total loans held for investment, excluding FDIC covered loans	$51,913	$382	$296	$678	$52,591

Loans 90 days or more past due and still accruing totaled $2 million at March 31, 2012 and $1 million at December 31, 2011.

Credit Quality Indicators

Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 3 to the consolidated financial statements in the Company’s 2011 Form 10-K.

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $771 million and $864 million covered by FDIC loss share agreements, at March 31, 2012 and December 31, 2011, respectively. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2012
(Dollars in millions)	Commercial and Industrial	Construction	Commercial Mortgage	Total
Pass	$19,192	$671	$7,448	$27,311
Criticized	585	81	853	1,519

Total	$19,777	$752	$8,301	$28,830

	December 31, 2011
(Dollars in millions)	Commercial and Industrial	Construction	Commercial Mortgage	Total
Pass	$18,330	$712	$7,161	$26,203
Criticized	809	147	964	1,920

Total	$19,139	$859	$8,125	$28,123

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $78 million and $85 million of loans covered by FDIC loss share agreements, at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$19,780	$301	$20,081
Home equity and other consumer loans	3,628	26	3,654

Total	$23,408	$327	$23,735

	December 31, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$19,340	$285	$19,625
Home equity and other consumer loans	3,706	24	3,730

Total	$23,046	$309	$23,355

The Company also monitors the credit quality for substantially all of its consumer portfolio segment using credit scores provided by Fair Isaac Corporation (FICO) and refreshed weighted average loan-to-value (LTV) ratios. FICO credit scores are refreshed at least quarterly to monitor the quality of the portfolio. Refreshed LTV measures the carrying amount of the loan as a percentage of the estimated current value of the property securing the loan. Home equity loans are evaluated using combined LTV, which measures the carrying amount of the combined loans that have liens against the property (including unused amounts for home equity line products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent Core Logic home pricing index (HPI) data available for the property location.

The following tables summarize the loans in the consumer portfolio segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at March 31, 2012. These tables exclude loans serviced by third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2012
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$15,191	$2,507	$17,698	77%
Below 720	4,122	999	5,121	22
No FICO available(1)	241	68	309	1

Total	$19,554	$3,574	$23,128	100%

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$14,553	$2,533	$17,086	75%
Below 720	4,319	1,044	5,363	24
No FICO available(1)	247	69	316	1

Total	$19,119	$3,646	$22,765	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	March 31, 2012
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV ratios:
Less than 80 percent	$12,166	$1,889	$14,055	61%
80-100 percent	5,109	699	5,808	25
Greater than 100 percent	2,211	753	2,964	13
No LTV available(1)	69	141	210	1

Total	$19,555	$3,482	$23,037	100%

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV ratios:
Less than 80 percent	$12,464	$2,028	$14,492	64%
80-100 percent	4,415	612	5,027	22
Greater than 100 percent	2,146	675	2,821	12
No LTV available(1)	94	236	330	2

Total	$19,119	$3,551	$22,670	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings

The following table provides a summary of the Company’s troubled debt restructurings (TDRs), as of March 31, 2012 and December 31, 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $56 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2012.

(Dollars in millions)	March 31, 2012	December 31, 2011
Commercial and industrial	$146	$151
Commercial mortgage	107	104
Construction	65	66

Total commercial portfolio	318	321

Residential mortgage	165	142
Home equity and other consumer loans	2	2

Total consumer portfolio	167	144

FDIC covered loans	8	8

Total troubled debt restructured loans	$493	$473

For the first quarter of 2012, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, substantially all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to these TDR loan modifications in the first quarter of 2012. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring for the first quarter of 2012:

	For the Three Months Ended March 31, 2012
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$22	$22
Commercial mortgage	12	11

Total commercial portfolio	34	33

Residential mortgage	28	28

Total consumer portfolio	28	28

FDIC covered loans	1	1

Total	$63	$62

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the first quarter of 2012, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	As of the Three Months Ended March 31, 2012
Commercial and industrial	$1
Commercial mortgage	1
Construction	15

Total commercial portfolio	17

Residential mortgage	4

Total consumer portfolio	4

FDIC covered loans	6

Total	$27

For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company also may use the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent, to measure impairment.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show information about impaired loans by class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Recorded Investment			Allowance for Impaired Loans		Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total		Average Balance	With an Allowance	Without an Allowance
Commercial and industrial	$171	$5	$176	$19	$198	$198	$7
Commercial mortgage	15	102	117	1	124	26	124
Construction	2 4	40	64	10	65	27	43

Total commercial portfolio	210	147	357	30	387	251	174

Residential mortgage	166	—	166	17	154	175	—
Home equity and other consumer loans	2	—	2	—	2	2	—

Total consumer portfolio	168	—	168	17	156	177	—

Total, excluding FDIC covered loans	378	147	525	47	543	428	174
FDIC covered loans	1	11	12	—	12	1	22

Total	$379	$158	$537	$47	$555	$429	$196

	December 31, 2011
	Recorded Investment			Allowance for Impaired Loans	Average Balance	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total			With an Allowance	Without an Allowance
Commercial and industrial	$182	$38	$220	$46	$185	$191	$40
Commercial mortgage	27	103	130	2	191	39	124
Construction	26	40	66	6	56	29	43

Total commercial portfolio	235	181	416	54	432	259	207

Residential mortgage	142	—	142	14	117	148	—
Home equity and other consumer loans	2	—	2	—	2	2	—

Total consumer portfolio	144	—	144	14	119	150	—

Total, excluding FDIC covered loans	379	181	560	68	551	409	207
FDIC covered loans	1	11	12	1	16	5	22

Total	$380	$192	$572	$69	$567	$414	$229

Interest income recognized for impaired loans during the first quarter of 2012 for the commercial, consumer and FDIC covered loan portfolio segments were $2 million, $1 million and less than $1 million, respectively.

The Company transferred $83 million of loans from held for investment to held for sale and sold $119 million in loans during the first quarter of 2012.

Note 4—Variable Interest Entities and Other Investments

The Company is involved in various structures that are considered to be VIEs. Generally, a VIE is a corporation, partnership, trust or any other legal structure where the equity investors do not have sufficient equity at risk in the entity to allow the entity to independently finance its activities, lack the power to direct the significant activities of the entity through voting or similar rights, or do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. The Company’s investments in VIEs primarily consist of equity investments in low income housing credit (LIHC) structures and renewable energy projects, which are designed to generate a return primarily through the realization of federal tax credits, and private capital investments. For further information related to the Company’s consolidated VIEs and those that were not consolidated, see Note 6 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Consolidated VIEs

At March 31, 2012, assets of $286 million and liabilities of $9 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments.

For the first quarters of 2012 and 2011, the Company recorded $7 million and $6 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income.

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at March 31, 2012. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	March 31, 2012
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$516	$18	$754
Renewable energy investments	288	—	288
Private capital investment	73	—	100

Total unconsolidated VIEs	$877	$18	$1,142

Note 4—Variable Interest Entities, Private Capital and Other Investments (Continued)

Other Investments

The following table shows the balances of other investments as of March 31, 2012 and December 31, 2011:

(Dollars in millions)	March 31, 2012	December 31, 2011
Renewable energy investments	$288	$291
Consolidated VIEs	277	285
LIHC investments—unguaranteed	367	353
LIHC investments—guaranteed	149	163
Private capital investment—cost basis	68	72
Private capital investment—equity basis	23	24

Total other investments	$1,172	$1,188

The Company evaluates these investments periodically for other-than-temporary impairment. During the first quarter of 2012, the Company recorded $2 million of impairment related to private capital investments reported on a cost basis. For further information on the Company’s other investments, see Note 6 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Note 5—Employee Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the first quarters of 2012 and 2011:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$18	$14	$3	$3	$—	$—
Interest cost	26	24	3	3	1	1
Expected return on plan assets	(37)	(37)	(3)	(3)	—	—
Recognized net actuarial loss	23	10	2	2	1	—

Total net periodic benefit cost	$30	$11	$5	$5	$2	$1

(1)	Supplemental Executives Retirement Plan (SERP).

(2)	Executive Supplemental Benefit Plans (ESBP).

Note 6—Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2012	December 31, 2011
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.20% and 0.06% at March 31, 2012 and December 31, 2011, respectively	$1,437	$597
Commercial paper, with weighted average interest rates of 0.31% and 0.22% at March 31, 2012 and December 31, 2011, respectively	2,657	2,498
Other borrowed funds:
Term federal funds purchased, with weighted average interest rates of 0.16% and 0.15% at March 31, 2012 and December 31, 2011, respectively	50	50
Federal Home Loan Bank advances with weighted average interest rates of 0.22% and 0.48% at March 31, 2012 and December 31, 2011, respectively	2,500	500
All other borrowed funds, with weighted average interest rates of 0.67% and 0.73% at March 31, 2012 and December 31, 2011, respectively	36	38

Total commercial paper and other short-term borrowings	$6,680	$3,683

Note 7—Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	March 31, 2012	December 31, 2011
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from January 2013 to February 2016. These notes bear a combined weighted-average rate of 1.66% at March 31, 2012 and 1.75% at December 31, 2011	$3,000	$3,625
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.76% at December 31, 2011	—	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.43% at March 31, 2012 and 1.48% at December 31, 2011	300	300
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.0% notes due June 2016	698	698
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.25% notes due December 2013	411	413
Fixed rate 5.95% notes due May 2016	738	741

Total long-term debt	$5,554	$6,684

Note 8—Fair Value Measurement and Fair Value of Financial Instruments

Valuation Methodologies

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company’s creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 15 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Fair Value Hierarchy

In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by US GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 15 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Valuation Processes

The Company has established a Valuation Committee (VC) to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The VC’s responsibilities include reviewing and approving all fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The VC reports to the Company’s Risk & Capital Committee and meets at least quarterly.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, by major category and by valuation hierarchy level:

	March 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value

Assets
Trading account assets:
U.S. Treasury	$—	$20	$—	$—	$20
U.S. government sponsored agencies	—	97	—	—	97
State and municipal	—	22	—	—	22
Commercial paper	—	10	—	—	10
Foreign exchange derivative contracts	1	86	6	(35)	58
Commodity derivative contracts	—	267	34	(186)	115
Interest rate derivative contracts	—	816	—	(74)	742
Equity derivative contracts	—	—	113	—	113

Total trading account assets	1	1,318	153	(295)	1,177
Securities available for sale:
U.S. government sponsored agencies	—	7,103	—	—	7,103
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	13,809	—	—	13,809
Privately issued	—	688	—	—	688
Commercial mortgage-backed securities	—	1,251	—	—	1,251
Asset-backed securities	—	279	—	—	279
Other debt securities	—	141	42	—	183
Equity securities	52	—	1	—	53

Total securities available for sale	52	23,271	43	—	23,366

Other assets:
Interest rate hedging contracts	—	8	—	(7)	1

Total other assets	—	8	—	(7)	1

Total assets	$53	$24,597	$196	$(302)	$24,544

Percentage of Total	—	100%	1%	(1)%	100%
Percentage of Total Company Assets	—	27%	—	—	27%

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$83	$6	$(3)	$87
Commodity derivative contracts	—	259	34	(89)	204
Interest rate derivative contracts	3	761	—	(252)	512
Equity derivative contracts	—	—	113	—	113
Securities sold, not yet purchased	—	5	—	—	5

Total trading account liabilities	4	1,108	153	(344)	921
Other liabilities	—	10	63	(2)	71

Total liabilities	$4	$1,118	$216	$(346)	$992

Percentage of Total	—	113%	22%	(35)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value

Assets
Trading account assets:
U.S. Treasury	$14	$—	$—	$—	$14
U.S. government sponsored agencies	17	—	—	—	17
State and municipal	—	17	—	—	17
Commercial paper	—	30	—	—	30
Foreign exchange derivative contracts	1	87	—	(40)	48
Commodity derivative contracts	—	250	—	(165)	85
Interest rate derivative contracts	1	921	—	(85)	837
Equity derivative contracts	—	87	—	—	87

Total trading account assets	33	1,392	—	(290)	1,135
Securities available for sale:
U.S. government sponsored agencies	6,997	—	—	—	6,997
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	13,485	—	—	13,485
Privately issued	—	738	—	—	738
Commercial mortgage-backed securities	—	1,060	—	—	1,060
Asset-backed securities	—	284	—	—	284
Other debt securities	—	141	47	—	188
Equity securities	80	—	1	—	81

Total securities available for sale	7,077	15,708	48	—	22,833
Other assets:
Interest rate hedging contracts	—	3	—	(3)	—

Total other assets	—	3	—	(3)	—

Total assets	$7,110	$17,103	$48	$(293)	$23,968

Percentage of Total	30%	71%	—	(1)%	100%
Percentage of Total Company Assets	8%	19%	—	—	27%

Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$94	$—	$(7)	$88
Commodity derivative contracts	—	247	—	(43)	204
Interest rate derivative contracts	4	865	—	(228)	641
Equity derivative contracts	—	87	—	—	87
Securities sold, not yet purchased	20	—	—	—	20

Total trading account liabilities	25	1,293	—	(278)	1,040
Other liabilities	—	10	51	—	61

Total liabilities	$25	$1,303	$51	$(278)	$1,101

Percentage of Total	2%	119%	5%	(25)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first quarters of 2012 and 2011. Level 3 available for sale securities at March 31, 2012 and 2011 primarily consist of tax exempt community development bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. For the quarter ended March 31, 2012, the Company, based on its analysis, transferred its U.S Treasury and U.S government sponsored agency securities from Level 1 to Level 2 and certain of its derivative contracts from Level 2 to Level 3.

	For the Three Months Ended
	March 31, 2012				March 31, 2011
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$—	$48	$—	$(51)	$8	$(14)	$(36)
Total gains (losses) (realized/unrealized):
Included in income before taxes	—	—	—	(12)	—	4	(11)
Included in other comprehensive income	—	(5)	—	—	—	—	—
Purchases/additions	—	—	—	—	42	—	—
Sales	—	—	—	—	(1)	—	—
Transfers into Level 3	153	—	(153)	—	—	—	—

Asset (liability) balance, end of period	$153	$43	$(153)	$(63)	$49	$(10)	$(47)

Changes in unrealized losses included in income before taxes for assets and liabilities still held at end of period	$—	$—	$—	$(12)	$—	$4	$(11)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first quarters of 2012 and 2011 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment:

	March 31, 2012				Loss for the Quarter Ended March 31, 2012
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$58	$—	$—	$58	$(3)
Other assets:
OREO	71	—	—	71	(8)
Private equity investments	27	—	—	27	(2)

Total	$156	$—	$—	$156	$(13)

	March 31, 2011				Loss for the Quarter Ended March 31, 2011
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$297	$—	$—	$297	$(45)
Other assets:
OREO	76	—	—	76	(9)

Total	$373	$—	$—	$373	$(54)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment.

Other assets consist of private equity investments and OREO. The fair value of OREO was primarily based on independent appraisals.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures

The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of March 31, 2012 and the carrying amount and the estimated fair value at December 31, 2011:

	March 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,639	$4,639	$4,639	$—	$—
Securities held to maturity	2,066	2,278	—	2,278	—
Loans held for investment, net of allowance for loan losses(1)	52,603	53,249	—	—	53,249
FDIC indemnification asset	521	348	—	—	348

Liabilities
Deposits	$65,089	$65,330	$—	$65,330	$—
Commercial paper and other short-term borrowings	6,680	6,680	—	6,680	—
Long-term debt	5,554	5,724	—	5,724	—

Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$287	$287	$—	$—	$287

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$4,195	$4,195
Securities held to maturity	1,273	1,429
Loans held for investment, net of allowance for loan losses(1)	51,823	52,423
FDIC indemnification asset	598	409

Liabilities
Deposits	$64,420	$64,420
Commercial paper and other short-term borrowings	3,683	3,684
Long-term debt	6,684	6,798

Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$287	$287

(1)	Excludes lease financing, net of related allowance.

For further information on methodologies for approximating fair values, see Note 15 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging

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

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of March 31, 2012 and December 31, 2011. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	March 31, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$10,150	Other assets	$8	Other liabilities	$10

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,373	Trading account assets	$816	Trading account liabilities	$764
Commodity contracts	5,924	Trading account assets	301	Trading account liabilities	293
Foreign exchange contracts	4,619	Trading account assets	93	Trading account liabilities	91
Equity contracts	3,273	Trading account assets	113	Trading account liabilities	113

Total derivatives not designated as hedging instruments	$47,189		$1,323		$1,261

Total derivative instruments	$57,339		$1,331		$1,271

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	December 31, 2011
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$7,400	Other assets	$3	Other liabilities	$10

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,903	Trading account assets	$922	Trading account liabilities	$869
Commodity contracts	5,136	Trading account assets	250	Trading account liabilities	247
Foreign exchange contracts	4,152	Trading account assets	88	Trading account liabilities	95
Equity contracts	3,037	Trading account assets	87	Trading account liabilities	87

Total derivatives not designated as hedging instruments	$46,228		$1,347		$1,298

Total derivative instruments	$53,628		$1,350		$1,308

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company’s credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At March 31, 2012, the aggregate fair value (including net interest payable and receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $7 million. At March 31, 2012, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2012, the Company would have been required to provide collateral of $7 million to settle these contracts.

Derivatives Used in Asset and Liability Management

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. Derivatives are typically designated as fair value or cash flow hedges or economic hedge derivatives for those that do not qualify for hedge accounting. In the first quarters of 2012 and 2011, the Company did not have fair value hedges. The significant hedging strategies of the Company are described below.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At March 31, 2012, the weighted average remaining life of the currently active cash flow hedges was approximately 2.0 years.

The Company used purchased interest rate caps with a notional amount of $1.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap’s strike rate.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

The Company used interest rate swaps with a notional amount of $5.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

Hedging transactions are structured at inception so that the notional amounts of the hedging instruments are matched to an equal principal amount of loans, CDs, or borrowings, the index and repricing frequencies of the hedging instruments match those of the loans, CDs, or borrowings and the period in which the designated hedged cash flows occurs is equal to the term of the hedge instruments. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedging instruments versus those of the loans, CDs, or borrowings.

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At March 31, 2012, the Company expects to reclassify approximately $16 million of income from accumulated other comprehensive income to net interest income during the twelve months ending March 31, 2013. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2012.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the first quarters of 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Derivatives in cash flow hedging relationships
			Interest income	$2	$(1)	Noninterest
Interest rate contracts	$10	$5	Interest expense(1)	—	(1)	expense(1)	$—	$—

Total	$10	$5		$2	$(2)		$—	$—

(1)	Amount recognized was less than $1 million.

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

The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the first quarters of 2012 and 2011:

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2012	March 31, 2011
Trading derivatives:
Interest rate contracts	$14	$11
Equity contracts	5	8
Foreign exchange contracts	7	6
Commodity contracts	—	(1)
Other contracts	—	4

Total	$26	$28

Note 10—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive income (loss) and the related tax effect of the change allocated to each component:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2011:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$5	$(2)	$3
Less: Reclassification adjustment for net losses on hedges included in net income	2	(1)	1

Net change in unrealized losses on hedges	7	(3)	4

Securities:
Unrealized holding losses arising during the period on securities available for sale	(28)	11	(17)
Reclassification adjustment for net gains on securities available for sale included in net income	(28)	11	(17)
Less: accretion of fair value adjustment on securities available for sale	(3)	1	(2)
Less: accretion of fair value adjustment on held to maturity securities	(6)	2	(4)
Less: accretion of net unrealized losses on held to maturity securities	21	(8)	13

Net change in unrealized losses on securities	(44)	17	(27)

Foreign currency translation adjustment	3	(1)	2

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss	12	(5)	7
Pension and other benefits	9	(3)	6

Net change in pension and other benefits	21	(8)	13

Net change in accumulated other comprehensive loss	$(13)	$5	$(8)

For the Three Months Ended March 31, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$10	$(4)	$6
Less: Reclassification adjustment for net losses on hedges included in net income	(2)	1	(1)

Net change in unrealized losses on hedges	8	(3)	5

Securities:
Unrealized holding gains arising during the period on securities available for sale	61	(24)	37
Reclassification adjustment for net gains on securities available for sale included in net income	(19)	7	(12)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Less: accretion of fair value adjustment on held to maturity securities	(6)	3	(3)
Less: accretion of net unrealized losses on held to maturity securities	29	(11)	18

Net change in unrealized losses on securities	64	(25)	39

Foreign currency translation adjustment	1	—	1

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss	26	(10)	16

Net change in pension and other benefits	26	(10)	16

Net change in accumulated other comprehensive loss	$99	$(38)	$61

Note 10—Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in accumulated other comprehensive income (loss) balances:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	4	(27)	2	13	(8)

Balance, March 31, 2011	$(17)	$(265)	$3	$(406)	$(685)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Change during the period	5	39	1	16	61

Balance, March 31, 2012	$(12)	$(68)	$1	$(669)	$(748)

Note 11—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments:

(Dollars in millions)	March 31, 2012
Commitments to extend credit	$29,599
Standby & commercial letters of credit	5,492
Other commitments	285

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2012, the carrying amount of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amount of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

Principal investments include direct investments in private and public companies and indirect investments in private equity funds. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies

Note 11—Commitments, Contingencies and Guarantees (Continued)

or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of March 31, 2012, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $182 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At March 31, 2012, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized fair value of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 4 to the consolidated financial statements in this Form 10-Q.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $231 million at March 31, 2012, and the market value of the associated collateral was $239 million. As of March 31, 2012, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2012, the current exposure to loss under these contracts totaled $28 million, and the maximum potential exposure to loss in the future was estimated at $39 million.

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

Note 12—Business Segments

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

The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the first quarter of 2012, the Company refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

Note 12—Business Segments (Continued)

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

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$268	$267	$335	$315
Noninterest income (expense)	56	65	137	126

Total revenue	324	332	472	441
Noninterest expense (income)	264	268	240	230
Credit expense (income)	6	6	39	52

Income (loss) before income taxes and including noncontrolling interests	54	58	193	159
Income tax expense (benefit)	21	23	52	38

Net income (loss) including noncontrolling interests	33	35	141	121
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$33	$35	$141	$121

Total assets, end of period—Market View (dollars in millions):	$25,864	$24,004	$35,540	$30,043

	Other		Reconciling Items
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$70	$53	$(20)	$(17)
Noninterest income (expense)	24	65	(15)	(16)

Total revenue	94	118	(35)	(33)
Noninterest expense (income)	122	129	(12)	(12)
Credit expense (income)	(46)	(160)	—	—

Income (loss) before income taxes and including noncontrolling interests	18	149	(23)	(21)
Income tax expense (benefit)	(13)	61	(9)	(8)

Net income (loss) including noncontrolling interests	31	88	(14)	(13)
Deduct: Net loss from noncontrolling interests	4	4	—	—

Net income (loss) attributable to UNBC	$35	$92	$(14)	$(13)

Total assets, end of period—Market View (dollars in millions):	$33,144	$28,688	$(2,225)	$(2,093)

Note 12—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Three Months Ended March 31,
	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$653	$618
Noninterest income (expense)	202	240

Total revenue	855	858
Noninterest expense (income)	614	615
Credit expense (income)	(1)	(102)

Income (loss) before income taxes and including noncontrolling interests	242	345
Income tax expense (benefit)	51	114

Net income (loss) including noncontrolling interests	191	231
Deduct: Net loss from noncontrolling interests	4	4

Net income (loss) attributable to UNBC	$195	$235

Total assets, end of period—Market View (dollars in millions):	$92,323	$80,642

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of Larsen v. Union Bank, N.A., refer to Item 3 of Part I of our 2011 Form 10-K.

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

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2011 Form 10-K, which is incorporated by reference herein, in addition to the following information.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size, we will be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, will be subject to additional regulations. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act authorized the creation of the Consumer Finance Protection Bureau, which will have direct supervision and examination authority over banks with more than $10 billion in assets, including us. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the Commodities and Futures Trading Commission, Securities and Exchange Commission and bank regulators). The Dodd-Frank Act’s Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. The Federal Reserve Board has confirmed that financial institutions will have until July 21, 2014 to conform to the restrictions on proprietary trading activities and on hedge fund and private equity fund activities and investments set forth in the Volcker Rule. See “Supervision and Regulation” in Item 1 of our 2011 Form 10-K for additional information.

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the Government Sponsored Entities Fannie Mae and Freddie Mac (GSEs) and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on Union Bank in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including Union Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand which could have an adverse impact on our residential mortgage lending business.

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

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. Current U.S. regulatory leverage ratio requirements are more stringent than those proposed by Basel III, which will be further assessed prior to finalization. On December 20, 2011, the Board of Governors of the Federal Reserve System announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to “Supervision and Regulation—Basel Committee Capital Standards” in Item 1 of our 2011 Form 10-K for additional information regarding the Basel Committee capital standards.

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

Refer to “Supervision and Regulation” in Item 1 of our 2011 Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Company Factors

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

On April 26, 2011, Standard and Poor’s, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the large earthquake and tsunami and lack of plans to deal with such increases. In August 2011, Moody’s downgraded Japan’s credit rating one step to “Aa3”, in line with Standard & Poor’s rating, and announced related ratings downgrades for most major Japanese banks, including BTMU. Rating agency Fitch lowered its outlook for Japan to negative from stable and warned of a possible downgrade of Japan’s sovereign credit rating.

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

Item 6.	Exhibits

No.	Description

2.1

Agreement and Plan of Merger dated as of March 9, 2012 by and among UnionBanCal Corporation, Pebble Merger Sub Inc. and Pacific Capital Bancorp (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated March 12, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

(1)	Filed herewith.

(2)

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

(3)

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

UNIONBANCAL CORPORATION (Registrant)

Date: May 11, 2012	By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/S/ JOHN F. WOODS
John F. Woods
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2012	By:	/S/ DAVID A. ANDERSON
David A. Anderson
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

2.1

Agreement and Plan of Merger dated as of March 9, 2012 by and among UnionBanCal Corporation, Pebble Merger Sub Inc. and Pacific Capital Bancorp (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated March 12, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

(1)	Filed herewith

(2)

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

(3)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.