Form 10-Q
period 2012-06-30
UNIONBANCAL CORP
filed 2012-08-14
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Common Stock outstanding at July 31, 2012: 136,330,830

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

•

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S., including California, Oregon, Texas and Washington, and in foreign countries (including Japan and the Euro-zone)

•

Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, expectations regarding the new capital standards under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the Three Months Ended June 30,		Percent Change	For the Six Months Ended June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Results of operations:
Net interest income	$659	$614	7%	$1,312	$1,232	6%
Noninterest income	175	240	(27)	377	480	(21)

Total revenue	834	854	(2)	1,689	1,712	(1)
Noninterest expense	599	578	4	1,213	1,193	2

Pre-tax, pre-provision income(1)	235	276	(15)	476	519	(8)
(Reversal of) provision for loan losses	(14)	(94)	85	(15)	(196)	92

Income before income taxes and including noncontrolling interests	249	370	(33)	491	715	(31)
Income tax expense	67	131	(49)	118	245	(52)

Net income including noncontrolling interests	182	239	(24)	373	470	(21)
Deduct: Net loss from noncontrolling interests	5	3	67	9	7	29

Net income attributable to UnionBanCal Corporation (UNBC)	$187	$242	(23)	$382	$477	(20)

Balance sheet (period average):
Total assets	$89,479	$80,334	11%	$89,464	$80,195	12%
Total securities	24,223	20,543	18	24,244	21,069	15
Total loans held for investment	54,937	48,849	12	54,543	48,568	12
Earning assets	80,625	71,709	12	80,564	71,531	13
Total deposits	64,499	58,333	11	64,462	58,899	9
UNBC Stockholder’s equity	11,905	10,366	15	11,763	10,268	15
Performance Ratios:
Return on average assets(2)	0.84%	1.21%		0.86%	1.20%
Return on average UNBC stockholder’s equity(2)	6.32	9.36		6.53	9.37
Efficiency ratio(3)	71.83	67.77		71.84	69.70
Core efficiency ratio, excluding impact of privatization(3)	66.18	63.17		67.47	65.10
Net interest margin(2)(4)	3.29	3.44		3.28	3.46
Net loans charged off to average total loans held for investment(2)	0.22	0.91		0.31	0.68
Net loans charged off to average total loans held for investment, excluding FDIC covered assets(2)(5)	0.21	0.92		0.31	0.69

	As of
	June 30, 2012	December 31, 2011
Balance sheet (end of period):
Total assets	$87,939	$89,676	(2)%
Total securities	22,890	24,106	(5)
Total loans held for investment	54,291	53,540	1
Nonperforming assets	658	782	(16)
Core deposits(6)	53,378	52,840	1
Total deposits	63,443	64,420	(2)
Long-term debt	6,444	6,684	(4)
UNBC Stockholder’s equity	12,076	11,562	4
Capital ratios:
Tier 1 risk-based capital ratio	13.78%	13.82%
Total risk-based capital ratio	15.54	15.98
Tier 1 leverage ratio	11.58	11.44
Tier 1 common capital ratio(7)	13.78	13.82
Tangible common equity ratio(8)	11.04	10.20
Credit Ratios:
Allowance for loan losses to total loans held for investment(9)	1.21%	1.43%
Allowance for loan losses to nonaccrual loans(9)	118.63	119.58
Allowance for credit losses to total loans held for investment(10)	1.45	1.68
Allowance for credit losses to nonaccrual loans(10)	142.20	140.46
Nonperforming assets to total loans held for investment and other real estate owned (OREO)	1.21	1.46
Nonperforming assets to total assets	0.75	0.87
Nonaccrual loans to total loans held for investment	1.02	1.19
Excluding FDIC covered assets(5):
Allowance for loan losses to total loans held for investment(9)	1.22%	1.42%
Allowance for loan losses to nonaccrual loans(9)	127.22	126.26
Allowance for credit losses to total loans held for investment(10)	1.46	1.67
Allowance for credit losses to nonaccrual loans(10)	152.64	148.80
Nonperforming assets to total loans held for investment and OREO	1.01	1.17
Nonperforming assets to total assets	0.62	0.70
Nonaccrual loans to total loans held for investment	0.96	1.12

(1)

Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover loan losses through a credit cycle.

(2)	Annualized.

(3)

The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income). The core efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated VIEs, merger costs related to acquisitions and certain costs related to productivity initiatives) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization and gains from productivity initiatives related to the sale of certain business units in the first quarter of 2012. Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Noninterest Expense” in this Form 10-Q.

(4)	Amounts are on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

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

(6)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(7)

The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, if any, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of UnionBanCal’s capital structure and is used to assess and compare the quality and composition of UnionBanCal’s capital structure to other financial institutions. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” in this Form 10-Q.

(8)

The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of UnionBanCal’s capital structure and is used to assess and compare the quality and composition of UnionBanCal’s capital structure to other financial institutions. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” in this Form 10-Q.

(9)	The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(10)

The allowance for credit losses ratios are calculated using the sum of the allowance for loan losses and the allowance for losses on off-balance sheet commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended June 30, 2012 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” or “the Company” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, New York and Illinois, as well as nationally and internationally. We had consolidated assets of $87.9 billion at June 30, 2012.

On November 4, 2008, we became a privately held company (privatization transaction). All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU).

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2012 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities and merchant banking fees. In the second quarter of 2012, revenue was comprised of 79 percent net interest income and 21 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is presented below.

Our primary sources of liquidity are core deposits, securities and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the Federal Home Loan Bank of San Francisco (FHLB). We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.

Performance Highlights

In the second quarter of 2012, net income was $187 million compared with $242 million in the second quarter of 2011. The decrease was primarily due to a higher benefit from the reversal of provision for credit losses in the second quarter of 2011. The provision for credit losses was a benefit of $15 million in the second quarter of 2012 compared with a benefit of $112 million in the second quarter of 2011. The decrease in benefit reflected the growth in our loan portfolio along with a moderating pace of credit quality improvement of our loan portfolio starting in the fourth quarter of 2011. Our ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 0.96 percent at June 30, 2012 from 1.12 percent at December 31, 2011, while criticized loans in the commercial portfolio declined from $2.0 billion at December 31, 2011 to $1.4 billion at June 30, 2012.

Our net interest income in the second quarter of 2012 was $659 million compared with $614 million in the second quarter of 2011. The increase was primarily due to growth in both non-FDIC covered loans and securities, as well as a more favorable mix of total earning assets. This increase was partially offset by compression in the net margin, which declined to 3.29 percent for the quarter ended June 30, 2012 from 3.44 percent for the quarter ended June 30, 2011, primarily due to declining yields on non-FDIC covered loans and securities.

The Federal Reserve Board has stated its intentions to keep the federal funds target rate at near zero through late 2014, and extended a program designed to lower long-term rates by purchasing longer-dated U.S. Treasury bonds and agency mortgage-backed securities, and selling short-dated securities. These actions will continue to place downward pressure on our net interest margin.

In the second quarter of 2012, our noninterest income was $175 million compared with $240 million in the second quarter of 2011. The decrease was primarily due to lower other noninterest income, which declined primarily due to the impact of amortization adjustments to the FDIC indemnification asset.

Noninterest expense in the second quarter of 2012 was $599 million compared with $578 million in the second quarter of 2011. The provision for losses on off-balance sheet commitments was a benefit of $1 million, compared with a benefit of $18 million in second quarter 2011.

Capital Ratios

We continued to maintain strong capital ratios during the first half of 2012. At June 30, 2012, our Tier 1 common capital ratio and our total risk-based capital ratios were 13.78 percent and 15.54 percent, respectively, compared with 13.82 percent and 15.98 percent, respectively, at December 31, 2011.

Pacific Capital Bancorp Acquisition

On March 9, 2012, the Company entered into a definitive agreement to acquire Pacific Capital Bancorp (PCB), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. The transaction will enhance the Company’s geographic footprint within California’s Central Coast region where PCB’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducts its banking activities. At June 30, 2012, PCB had total assets of approximately $5.9 billion. The acquisition is expected to be completed in the fourth quarter of 2012, subject to certain customary closing conditions, including approvals from banking regulators in the United States.

Critical Accounting Estimates

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the general practices of the banking industry, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolio on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans and FDIC indemnification asset, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2011 Form 10-K. There have been no material changes to these critical accounting estimates during the first half of 2012.

Financial Performance

Net Interest Income

The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended						Increase (Decrease)
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense(1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$20,155	$194	3.86%	$15,814	$159	4.05%	$4,341	27%	$35	22%
Commercial mortgage	8,276	82	3.97	7,726	84	4.31	550	7	(2)	(2)
Construction	709	8	4.67	1,116	11	4.03	(407)	(36)	(3)	(27)
Lease financing	1,015	11	4.33	775	8	3.99	240	31	3	38
Residential mortgage	20,357	220	4.31	18,324	221	4.83	2,033	11	(1)	(0)
Home equity and other consumer loans	3,634	35	3.87	3,782	40	4.23	(148)	(4)	(5)	(13)

Total loans, excluding FDIC covered loans	54,146	550	4.07	47,537	523	4.41	6,609	14	27	5
FDIC covered loans	791	73	37.42	1,312	44	13.33	(521)	(40)	29	66

Total loans held for investment	54,937	623	4.55	48,849	567	4.65	6,088	12	56	10
Securities	24,223	135	2.22	20,543	139	2.72	3,680	18	(4)	(3)
Interest bearing deposits in banks	1,093	—	0.26	2,086	1	0.24	(993)	(48)	(1)	(100)
Federal funds sold and securities purchased under resale agreements	64	—	0.22	71	—	0.10	(7)	(10)	—	—
Trading account assets	175	—	0.57	137	1	0.65	38	28	(1)	(100)
Other earning assets	133	—	0.21	23	—	2.18	110	478	—	—

Total earning assets	80,625	758	3.77	71,709	708	3.95	8,916	12	50	7

Allowance for loan losses	(709)			(992)			283	29
Cash and due from banks	1,313			1,208			105	9
Premises and equipment, net	659			692			(33)	(5)
Other assets	7,591			7,717			(126)	(2)

Total assets	$89,479			$80,334			$9,145	11%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$25,646	$14	0.22	$23,667	$14	0.24	$1,979	8	$—	—
Savings	5,311	2	0.16	4,979	4	0.30	332	7	(2)	(50)
Time	13,119	41	1.26	11,730	35	1.22	1,389	12	6	17

Total interest bearing deposits	44,076	57	0.52	40,376	53	0.53	3,700	9	4	8

Commercial paper and other short-term borrowings(4)	4,691	3	0.26	3,113	2	0.23	1,578	51	1	50
Long-term debt	5,679	36	2.54	6,349	36	2.22	(670)	(11)	—	—

Total borrowed funds	10,370	39	1.51	9,462	38	1.57	908	10	1	3

Total interest bearing liabilities	54,446	96	0.71	49,838	91	0.73	4,608	9	5	5

Noninterest bearing deposits	20,423			17,957			2,466	14
Other liabilities	2,445			1,900			545	29

Total liabilities	77,314			69,695			7,619	11
Equity
UNBC Stockholder’s equity	11,905			10,366			1,539	15
Noncontrolling interests	260			273			(13)	(5)

Total equity	12,165			10,639			1,526	14

Total liabilities and equity	$89,479			$80,334			$9,145	11%

Net interest income/spread (taxable-equivalent basis)		662	3.06%		617	3.22%			45	7%
Impact of noninterest bearing deposits			0.19			0.19
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			3.29			3.44
Less: taxable-equivalent adjustment		3			3				—	—

Net interest income		$659			$614				$45	7%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

	For the Six Months Ended						Increase (Decrease)
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense(1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$19,902	$381	3.85%	$15,571	$316	4.09%	$4,331	28%	$65	21%
Commercial mortgage	8,275	167	4.04	7,752	169	4.35	523	7	(2)	(1)
Construction	756	16	4.28	1,228	23	3.73	(472)	(38)	(7)	(30)
Lease financing	1,018	22	4.29	775	16	4.16	243	31	6	38
Residential mortgage	20,080	436	4.33	18,061	441	4.88	2,019	11	(5)	(1)
Home equity and other consumer loans	3,663	71	3.90	3,802	80	4.26	(139)	(4)	(9)	(11)

Total loans, excluding FDIC covered loans	53,694	1,093	4.08	47,189	1,045	4.44	6,505	14	48	5
FDIC covered loans	849	139	32.94	1,379	83	12.06	(530)	(38)	56	67

Total loans held for investment	54,543	1,232	4.53	48,568	1,128	4.66	5,975	12	104	9
Securities	24,244	277	2.29	21,069	282	2.68	3,175	15	(5)	(2)
Interest bearing deposits in banks	1,412	2	0.26	1,645	2	0.24	(233)	(14)	—	—
Federal funds sold and securities purchased under resale agreements	63	—	0.22	83	—	0.15	(20)	(24)	—	—
Trading account assets	163	—	0.59	144	1	0.93	19	13	(1)	(100)
Other earning assets	139	—	0.16	22	—	2.81	117	nm	—	—

Total earning assets	80,564	1,511	3.76	71,531	1,413	3.96	9,033	13	98	7

Allowance for loan losses	(737)			(1,087)			350	32
Cash and due from banks	1,320			1,226			94	8
Premises and equipment, net	666			702			(36)	(5)
Other assets	7,651			7,823			(172)	(2)

Total assets	$89,464			$80,195			$9,269	12%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$25,627	$28	0.22	$24,573	$29	0.24	$1,054	4	$(1)	(3)
Savings	5,295	4	0.16	4,969	7	0.27	326	7	(3)	(43)
Time	13,281	83	1.25	11,807	70	1.19	1,474	12	13	19

Total interest bearing deposits	44,203	115	0.52	41,349	106	0.52	2,854	7	9	8

Commercial paper and other short-term borrowings(4)	4,513	6	0.28	2,776	3	0.25	1,737	63	3	100
Long-term debt	5,879	72	2.47	6,127	67	2.19	(248)	(4)	5	7

Total borrowed funds	10,392	78	1.52	8,903	70	1.59	1,489	17	8	11

Total interest bearing liabilities	54,595	193	0.71	50,252	176	0.70	4,343	9	17	10

Noninterest bearing deposits	20,259			17,550			2,709	15
Other liabilities	2,584			1,855			729	39

Total liabilities	77,438			69,657			7,781	11
Equity
UNBC Stockholder’s equity	11,763			10,268			1,495	15
Noncontrolling interests	263			270			(7)	(3)

Total equity	12,026			10,538			1,488	14

Total liabilities and equity	$89,464			$80,195			$9,269	12%

Net interest income/spread (taxable-equivalent basis)		1,318	3.05%		1,237	3.26%			81	7%
Impact of noninterest bearing deposits			0.19			0.18
Impact of other noninterest bearing sources			0.04			0.02
Net interest margin			3.28			3.46
Less: taxable-equivalent adjustment		6			5				1	20

Net interest income		$1,312			$1,232				$80	6%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

nm = not meaningful

Net interest income for the second quarter of 2012 increased $45 million, or 7 percent, compared to the second quarter of 2011. The increase was primarily due to growth in both total loans, excluding FDIC covered loans, and securities, as well as a more favorable mix of total earning assets. Average total loans, excluding FDIC covered loans and securities increased $6.6 billion and $3.7 billion, respectively, for the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. The increases were partially offset by compression in the net interest margin, primarily due to declining yields on loans, excluding FDIC covered loans and securities.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the three and six months ended June 30, 2012 and 2011:

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)		June 30, 2012	June 30, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$52	$50	$2	4%	$107	$102	$5	5%
Trust and investment management fees	27	34	(7)	(21)	57	68	(11)	(16)
Trading account activities	25	28	(3)	(11)	56	61	(5)	(8)
Securities gains, net	28	29	(1)	(3)	47	57	(10)	(18)
Merchant banking fees	19	29	(10)	(34)	42	48	(6)	(13)
Brokerage commissions and fees	11	12	(1)	(8)	21	25	(4)	(16)
Card processing fees, net	8	18	(10)	(56)	16	33	(17)	(52)
Other	5	40	(35)	(88)	31	86	(55)	(64)

Total noninterest income	$175	$240	$(65)	(27)%	$377	$480	$(103)	(21)%

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)		June 30, 2012	June 30, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$270	$280	$(10)	(4)%	$535	$543	$(8)	(1)%
Employee benefits	81	66	15	23	180	147	33	22

Salaries and employee benefits	351	346	5	1	715	690	25	4
Net occupancy and equipment	64	67	(3)	(4)	132	132	—	—
Professional and outside services	47	55	(8)	(15)	93	99	(6)	(6)
Intangible asset amortization	21	24	(3)	(13)	42	49	(7)	(14)
Regulatory assessments	16	19	(3)	(16)	34	40	(6)	(15)
Software	17	16	1	6	34	32	2	6
Low income housing credit investment amortization	18	18	—	—	31	31	—	—
Advertising and public relations	13	11	2	18	24	24	—	—
Communications	10	11	(1)	(9)	20	21	(1)	(5)
Data processing	9	10	(1)	(10)	18	20	(2)	(10)
(Reversal of) provision for losses on off-balance sheet commitments	(1)	(18)	17	94	(3)	(31)	28	90
Other	34	19	15	79	73	86	(13)	(15)

Total noninterest expense	$599	$578	$21	4%	$1,213	$1,193	$20	2%

Noninterest income decreased to $175 million in the second quarter 2012 from $240 million in the second quarter 2011. The $65 million decrease was primarily due to a $35 million decline in other noninterest income related primarily to the impact of amortization adjustments to the FDIC indemnification asset. Improved credit performance on our FDIC covered loans increased the amortization rate for the FDIC indemnification asset, but was offset by increased interest income recorded on the FDIC covered loans.

Noninterest expense in the second quarter of 2012 was $599 million compared with $578 million in the second quarter of 2011. The provision for losses on off-balance sheet commitments was a benefit of

$1 million, compared with a benefit of $18 million in second quarter 2011. Other noninterest expense increased $15 million, primarily due to changes in the fair value of liabilities associated with FDIC covered loans.

The core efficiency ratio is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012. The following table shows the calculation of this ratio for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Noninterest Expense	$599	$578	$1,213	$1,193
Less: Foreclosed asset expense	1	2	2	5
Less: (Reversal of) provision for losses on off-balance sheet commitments	(1)	(18)	(3)	(31)
Less: Productivity initiative costs	2	5	8	8
Less: Low income housing credit (LIHC) investment amortization expense	18	18	31	31
Less: Expenses of the LIHC consolidated variable interest entities (VIEs)	8	6	15	12
Less: Merger costs related to acquisitions	3	10	4	23
Less: Net adjustments related to privatization transaction	21	25	43	51

Net noninterest expense (a)	$547	$530	$1,113	$1,094

Total Revenue	$834	$854	$1,689	$1,712
Add: Net interest income taxable-equivalent adjustment	3	3	6	5
Less: Productivity initiative gains	—	—	23	—
Less: Accretion related to privatization-related fair value adjustments	10	16	21	37

Total revenue (b)	$827	$841	$1,651	$1,680

Core efficiency ratio (a)/(b)	66.18%	63.17%	67.47%	65.10%

Income Tax Expense

The effective income tax rate was 27 percent in the second quarter of 2012 compared with 36 percent in the second quarter of 2011. Our effective tax rate was 24 percent in the six month period ended June 30, 2012 compared to 34 percent in the six months ended June 30, 2011. The lower rates in the current periods were primarily attributable to the proportionately larger impact of low-income housing and alternative energy income tax credits on lower pre-tax income.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A and Note 10 to the consolidated financial statements in our 2011 Form 10-K.

Balance Sheet Analysis

Securities

Our securities portfolio is managed to maximize total return while maintaining prudent levels of quality, market risk and liquidity. At June 30, 2012, substantially all of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our consolidated financial statements included in this Form 10-Q. Substantially all of our securities available for sale are held for Asset and Liability Management (ALM) and liquidity management purposes.

Our securities held to maturity consist of collateralized loan obligations (CLOs) and U.S. government and government sponsored agencies residential mortgage-backed securities. The CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type at the end of each period presented:

	June 30, 2012	December 31, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$19,465	$19,226	$239	1%
Commercial mortgage	8,188	8,175	13	—
Construction	613	870	(257)	(30)
Lease financing	994	965	29	3

Total commercial portfolio	29,260	29,236	24	—

Residential mortgage	20,729	19,625	1,104	6
Home equity and other consumer loans	3,604	3,730	(126)	(3)

Total consumer portfolio	24,333	23,355	978	4

Total loans held for investment, excluding FDIC covered loans	53,593	52,591	1,002	2
FDIC covered loans	698	949	(251)	(26)

Total loans held for investment	$54,291	$53,540	$751	1%

Commercial and Industrial Loans

Our commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either June 30, 2012 or December 31, 2011.

The commercial and industrial portfolio increased $239 million, or 1 percent, from December 31, 2011 to June 30, 2012, reflecting improved lending conditions. We believe that the overall credit quality of our portfolio of commercial and industrial loans continued to improve as borrowers’ financial condition improved and as they had access to more refinancing options.

Construction and Commercial Mortgage Loans

We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 77 percent of which are located in California, 8 percent in Washington, and the remaining 15 percent in various other states.

Construction loans are extended primarily to commercial property developers and to residential builders. The construction loan portfolio decreased $257 million, or 30 percent, from December 31, 2011 to June 30, 2012, mainly due to a decline of $245 million in loans to commercial property developers. Geographically, 66 percent of the construction loan portfolio was domiciled in California as of June 30, 2012.

Residential Mortgage Loans

We originate residential mortgage loans secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. We hold substantially all of the loans we originate. The residential mortgage portfolio increased $1.1 billion, or 6 percent, from December 31, 2011 to June 30, 2012, as we experienced strong origination activity.

At June 30, 2012, 66 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consisted of regularly amortizing loans and a small amount of balloon loans. Refer to Note 3 to our consolidated financial statements included in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at June 30, 2012.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At June 30, 2012, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 35 percent of our total residential loan portfolio. At June 30, 2012, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $168 million, compared with $174 million at December 31, 2011. These loan delinquency rates remained below the industry average for California prime loans.

Home Equity and Other Consumer Loans

We originate home equity and other consumer loans and lines, principally through our branch network and Private Banking Offices. We had approximately 34 percent and 33 percent of these home equity loans and lines supported by first liens on residential properties at June 30, 2012 and December 31, 2011, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations.

Lease Financing

We classify our leases as either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At June 30, 2012, we had leveraged leases of $711 million, which were net of non-recourse debt of approximately $1.1 billion. In accordance with accounting guidance for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

FDIC Covered Loans

We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as “FDIC covered loans.” We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at June 30, 2012 were composed of $627 million in commercial and industrial, commercial mortgage, and construction loans, and $71 million in residential mortgage and other consumer loans. FDIC covered loans decreased $251 million from December 31, 2011 to June 30, 2012 due to runoff of the portfolio. See Note 1 to our consolidated financial statements included in our 2011 Form 10-K for more information on covered assets and FDIC loss share agreements.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.3 billion and $1.2 billion for June 30, 2012 and December 31, 2011, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

As of June 30, 2012, our sovereign and non-sovereign debt exposure to European countries experiencing significant economic and fiscal difficulties was de minimis.

Deposits

The table below presents our deposits as of June 30, 2012 and December 31, 2011.

(Dollars in millions)	June 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percent
Interest checking	$4,525	$3,757	$768	20%
Money market	21,251	21,276	(25)	—

Total interest-bearing transaction and money market accounts	25,776	25,033	743	3
Savings	5,252	5,169	83	2
Time	11,638	13,620	(1,982)	(15)

Total interest bearing deposits(1)	42,666	43,822	(1,156)	(3)
Noninterest bearing deposits	20,777	20,598	179	1

Total deposits	$63,443	$64,420	$(977)	(2)%

(1)Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction and money market accounts	$2,134	$2,119	$15	1%
Time	2,682	2,310	372	16

Total interest bearing brokered deposits	4,816	4,429	387	9
Nonbrokered deposits	37,850	39,393	(1,543)	(4)

Total interest bearing deposits	$42,666	$43,822	$(1,156)	(3)%

Core Deposits:

Total deposits	$63,443	$64,420	$(977)	(2)%
Less: Total interest bearing brokered deposits	4,816	4,429	387	9
Less: Total noninterest bearing brokered deposits	4	—	4	100
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	5,245	7,151	(1,906)	(27)

Total core deposits	$53,378	$52,840	$538	1%

Time deposits decreased $2.0 billion from December 31, 2011 to June 30, 2012 primarily due to a decrease in funding needs.

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

Allowance and Related Provision for Credit Losses

We recorded a reversal of the provision for loan losses, excluding FDIC covered loans, of $13 million in the second quarter of 2012, compared to a reversal of the provision for loan losses of $92 million during the second quarter of 2011 reflecting the continuing, but moderating, improvement in credit quality. Criticized credits in the commercial segment declined from $2.0 billion at December 31, 2011 to $1.4 billion at June 30, 2012, continuing the downward trend that was observed during the second half of 2011. The ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 0.96 percent at June 30, 2012 from 1.12 percent at December 31, 2011.

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

Changes in the Unallocated Allowance

The unallocated allowance remained relatively flat at $138 million at June 30, 2012, compared with $135 million at December 31, 2011. The unallocated reserve captures the inherent losses not included in the allocated allowance and continues to reflect higher than normal loss rates for the fiscal challenges for the State of California and local governments, extended collection periods for residential mortgage loans, and the continuation of historically low natural gas and power prices.

Change in the Total Allowance for Credit Losses

The following table sets forth a reconciliation of changes in our allowance for credit losses:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Balance, beginning of period	$704	$1,034	$(330)	(32)%	$764	$1,191	$(427)	(36)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	(13)	(92)	79	86	(12)	(194)	182	94
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	(1)	(2)	1	50	(3)	(2)	(1)	(50)
Decrease in allowance covered by FDIC indemnification	(3)	(3)	—	—	(9)	(5)	(4)	(80)
Loans charged off:
Commercial and industrial	10	11	(1)	(9)	44	34	10	29
Commercial mortgage	5	14	(9)	(64)	11	38	(27)	(71)
Construction	11	3	8	267	11	4	7	175
Lease financing	—	71	(71)	(100)	—	71	(71)	(100)

Total commercial portfolio	26	99	(73)	(74)	66	147	(81)	(55)

Residential mortgage	9	13	(4)	(31)	21	27	(6)	(22)
Home equity and other consumer loans	7	10	(3)	(30)	18	21	(3)	(14)

Total consumer portfolio	16	23	(7)	(30)	39	48	(9)	(19)

FDIC covered loans	2	1	1	100	2	1	1	100

Total loans charged off	44	123	(79)	(64)	107	196	(89)	(45)

Recoveries of loans previously charged off:
Commercial and industrial	8	8	—	—	12	15	(3)	(20)
Commercial mortgage	—	2	(2)	(100)	3	10	(7)	(70)
Construction	5	2	3	150	6	6	—	—

Total commercial portfolio	13	12	1	8	21	31	(10)	(32)

Home equity and other consumer loans	—	—	—	—	1	1	—	—

Total consumer portfolio	—	—	—	—	1	1	—	—

FDIC covered loans	—	—	—	—	1	—	1	nm

Total recoveries of loans previously charged off	13	12	1	8	23	32	(9)	(28)

Net loans charged off	31	111	(80)	(72)	84	164	(80)	(49)

Ending balance of allowance for loan losses	656	826	(170)	(21)	656	826	(170)	(21)
Allowance for losses on off-balance sheet commitments	130	131	(1)	(1)	130	131	(1)	(1)

Allowance for credit losses	$786	$957	$(171)	(18)%	$786	$957	$(171)	(18)%

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$652	$809	$(157)	(19)%	$652	$809	$(157)	(19)%
Allowance for loan losses on FDIC covered loans	4	17	(13)	(76)	4	17	(13)	(76)

Total allowance for loan losses	$656	$826	$(170)	(21)%	$656	$826	$(170)	(21)%

Allowance for credit losses, excluding allowance on FDIC covered loans	$782	$940	$(158)	(17)%	$782	$940	$(158)	(17)%
Allowance for credit losses on FDIC covered loans	4	17	(13)	(76)	4	17	(13)	(76)

Total allowance for credit losses	$786	$957	$(171)	(18)%	$786	$957	$(171)	(18)%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. In accordance with recently issued federal banking agency supervisory guidance, the Company classifies junior lien loans as nonperforming when the first lien loan becomes 90 days or more past due even if the junior lien loan is performing. Effective in the second quarter of 2012, we reclassified $21 million of performing home equity loans to nonaccrual. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2011 Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets:

(Dollars in millions)	June 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percent
Commercial and industrial	$75	$127	$(52)	(41)%
Commercial mortgage	101	139	(38)	(27)
Construction	—	16	(16)	(100)

Total commercial portfolio	176	282	(106)	(38)

Residential mortgage	293	285	8	3
Home equity and other consumer loans	44	24	20	83

Total consumer portfolio	337	309	28	9

Total nonaccrual loans, excluding FDIC covered loans	513	591	(78)	(13)
FDIC covered loans	40	47	(7)	(15)

Total nonaccrual loans	553	638	(85)	(13)
OREO, excluding FDIC covered OREO	26	27	(1)	(4)
FDIC covered OREO	79	117	(38)	(32)

Total nonperforming assets	$658	$782	$(124)	(16)%

Total nonperforming assets, excluding FDIC covered assets	$539	$618	$(79)	(13)%

Troubled debt restructurings:
Accruing	$335	$252	$83	33%
Nonaccruing (included in total nonaccrual loans above)	$177	$221	$(44)	(20)%

Allowance for loan losses	$656	$764	$(108)	(14)%

Allowance for credit losses	$786	$897	$(111)	(12)%

During the second quarters of 2012 and 2011, we sold nonperforming loans of $10 million and $27 million, respectively. During the six months ended June 30, 2012 and 2011, we sold nonperforming loans of $35 million and $86 million, respectively.

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

Modifications of FDIC covered loans that are accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans do not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Accordingly, as each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, modifications of loans within such pools are not considered TDRs.

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2012 and December 31, 2011. Refer to Note 3 to our consolidated financial statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial and industrial	$171	$151	0.88%	0.79%
Commercial mortgage	110	104	1.35	1.27
Construction	40	66	6.50	7.55

Total commercial portfolio	321	321	1.10	1.10

Residential mortgage	184	142	0.89	0.72
Home equity and other consumer loans	3	2	0.07	0.05

Total consumer portfolio	187	144	0.77	0.62

FDIC covered loans	4	8	0.64	0.80

Total restructured loans	$512	$473	0.94%	0.88%

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $1 million at both June 30, 2012 and December 31, 2011. These amounts exclude FDIC covered loans accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans as the past due status of individual loans within the pools is not a meaningful indicator of credit quality.

Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios:

UnionBanCal Corporation

(Dollars in millions)	June 30, 2012	December 31, 2011
Capital Components
Tier 1 capital	$10,049	$9,641
Tier 2 capital	1,280	1,501

Total risk-based capital	$11,329	$11,142

Risk-weighted assets	$72,905	$69,738

Average total assets for leverage capital purposes	$86,791	$84,300

(Dollars in millions)	June 30, 2012		December 31, 2011			June 30, 2012 Minimum Regulatory Requirement			June 30, 2012 “Well-Capitalized” Regulatory Requirement
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$10,049	13.78%	$9,641	13.82%	≥	$2,916	4.0%	≥	$4,374	6.0%
Total capital (to risk-weighted assets)	11,329	15.54	11,142	15.98	≥	5,832	8.0	≥	7,291	10.0
Tier 1 leverage(1)	10,049	11.58	9,641	11.44	≥	3,472	4.0	≥	na	na

(1)	Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

na—not applicable

Union Bank, N.A.

(Dollars in millions)	June 30, 2012	December 31, 2011
Capital Components
Tier 1 capital	$8,947	$8,588
Tier 2 capital	1,183	1,416

Total risk-based capital	$10,130	$10,004

Risk-weighted assets	$72,497	$69,329

Average total assets for leverage capital purposes	$86,352	$83,797

(Dollars in millions)	June 30, 2012		December 31, 2011			June 30, 2012 Minimum Regulatory Requirement			June 30, 2012 “Well-Capitalized” Regulatory Requirement
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$8,947	12.34%	$8,588	12.39%	≥	$2,900	4.0%	≥	$4,350	6.0%
Total capital (to risk-weighted assets)	10,130	13.97	10,004	14.43	≥	5,800	8.0	≥	7,250	10.0
Tier 1 leverage(1)	8,947	10.36	8,588	10.25	≥	3,454	4.0	≥	4,318	5.0

(1)	Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). We interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. As of June 30, 2012, management believes the capital ratios of the Company and Union Bank met all regulatory requirements of “well-capitalized” institutions.

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

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UNBC’s capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation-Basel Committee Capital Standards” in Part I, Item 1 of our 2011 Form 10-K for additional information regarding the Basel Committee capital standards.

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Total UNBC stockholder’s equity	$12,076	$11,562	$514	4%
Goodwill	(2,457)	(2,457)	—	—
Intangible assets	(318)	(360)	42	12
Deferred tax liabilities related to goodwill and intangible assets	115	130	(15)	(12)

Tangible common equity (a)	$9,416	$8,875	$541	6

Tier 1 capital, determined in accordance with regulatory requirements/ Tier 1 common equity (b)	$10,049	$9,641	$408	4
Total assets	$87,939	$89,676	$(1,737)	(2)
Goodwill	(2,457)	(2,457)	—	—
Intangible assets	(318)	(360)	42	12
Deferred tax liabilities related to goodwill and intangible assets	115	130	(15)	(12)

Tangible assets (c)	$85,279	$86,989	$(1,710)	(2)

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$72,905	$69,738	$3,167	5%

Tangible common equity ratio (a)/(c)	11.04%	10.20%
Tier 1 common capital ratio (b)/(d)	13.78	13.82

In June 2012, the federal banking agencies each issued Notices of Proposed Rulemaking (NPRs) that would revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. The NPRs, in their current form, would establish more restrictive capital definitions, additional categories and higher risk-weightings for certain asset classes and off-balance sheet items, higher minimum capital ratios and capital buffers that would be added to the minimum capital requirements. The rules would be implemented on a graduated, transitional basis between January 1, 2013 and January 1, 2019. At the end of the transitional period, banks and bank holding companies would be required to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7 percent, composed of a minimum ratio of 4.5 percent and a 2.5 percent capital conservation buffer. The proposed NPRs have been exposed for public comment and are subject to further modification by the federal banking agencies. The NPRs did not address the additional capital requirements for systemically important financial institutions that were included in the Basel III capital framework. Those requirements are expected to be addressed in future rulemaking proposals. The Company is evaluating the impact the proposed rules would have on its capital management policy and expects to exceed the minimum capital requirements within the prescribed implementation timelines.

Quantitative and Qualitative Disclosures About Market Risk

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which the Company is exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, securities, deposits, borrowings and derivative financial instruments. To a much lesser degree, we are exposed to market risk in our trading portfolio.

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

The Risk & Capital Committee (RCC), composed of selected senior officers of the Bank strives, among other things, to ensure that the Bank has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk/return direction for the Bank, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Bank’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The manager of Global Capital Markets (GCM) is responsible for managing price risk through the trading activities conducted in GCM. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and functions independently of all operating and management units.

The Bank has separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

Interest Rate Risk Management (Other Than Trading)

ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) to changes in interest rates. Our NII policy measurement typically involves a simulation of “Earnings-at-Risk” (EaR) in which we estimate the earnings impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Due to the current and persistently low interest rate environment, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario.

Earnings at Risk

The table below presents the estimated increase (decrease) in NII given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	June 30, 2012	December 31, 2011
Effect on NII:
Increase 200 basis points	$93.1	$98.8
as a percentage of base case NII	3.81%	3.98%
Decrease 100 basis points	$(45.6)	$(63.4)
as a percentage of base case NII	(1.87)%	(2.55)%

Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would increase NII. Alternatively, gradually lower short-term rates would decrease NII. With regard to the curve shape, curve steepening would increase NII while curve flattening would decrease NII.

We believe that our EaR simulation provides management with a reasonably comprehensive view of the sensitivity of NII to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower’s propensity or ability to act. The deposit model uses the Company’s historical deposit balance and pricing to forecast future deposit behavior. Customer behavior may have changed significantly since the financial crisis, with increased uncertainty about the stickiness of deposit inflows. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing and investment, funding and hedging activities.

ALM Activities

Generally, in managing the interest rate sensitivity of our balance sheet, we coordinate various strategies and update them as needed. During the first half of 2012, the Bank’s asset sensitive EaR profile decreased slightly as changes were made to balance sheet composition as well as to forecasted new activity over the next twelve months.

ALM Securities

We transferred approximately $155 million of mortgage-backed securities from securities available for sale to securities held to maturity during the first half of 2012. Additional mortgage-backed securities were purchased during the quarter into the held to maturity portfolio. At June 30, 2012 and December 31, 2011, our ALM securities portfolio included $20.0 billion and $22.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by U.S. government sponsored agencies, residential and commercial mortgage-backed securities, and asset-backed securities and had an expected weighted average life of 3.1 years at June 30, 2012. At June 30, 2012, approximately $4.8 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2012, we purchased $857 million and sold $2.8 billion of securities, as part of our investment portfolio strategy, while $1.8 billion of ALM securities matured or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 2.2 at June 30, 2012, compared to 1.7 at December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.2 suggests an expected price decrease of approximately 2.2 percent for an immediate 1.0 percent parallel increase in interest rates.

ALM Derivatives

During the first half of 2012, the notional amount of the ALM derivatives portfolio increased by $3.1 billion as the Bank added $4.3 billion of receive fixed interest rate swap contracts to hedge floating rate commercial loans, and terminated $1.2 billion of pay fixed interest rate swap contracts previously used to hedge floating rate borrowings.

The fair value of the ALM derivatives portfolio increased as the receive fixed interest rate swap contracts benefited from the decrease in interest rates. However, the increase in fair value was mitigated by the erosion of time value on interest rate cap contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our consolidated financial statements in this Form 10-Q and Note 16 to our consolidated financial statements included in our 2011 Form 10-K.

(Dollars in millions)	June 30, 2012	December 31, 2011	Increase (Decrease)
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$—	$1,150	$(1,150)
Interest rate swap receive fixed contracts	6,500	2,250	4,250
Interest rate cap purchased contracts	4,000	4,000	—

Total interest rate contracts	$10,500	$7,400	$3,100

Fair value of positions held for purposes other than trading:
Gross positive fair value	$25	$3	$22
Gross negative fair value	—	10	(10)

Positive (negative) fair value of positions, net	$25	$(7)	$32

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

As of June 30, 2012, we had a notional amount of $34.6 billion of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of June 30, 2012, we had a notional amount of $3.6 billion of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of June 30, 2012, we had a notional amount of $3.9 billion of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and we enter into matching contracts with other counterparties, to remove our exposure to market risk. As of June 30, 2012, we had notional amounts of $0.8 billion, $2.0 billion and $3.4 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2012 and December 31, 2011 and the change in fair value between June 30, 2012 and December 31, 2011:

(Dollars in millions)	June 30, 2012	December 31, 2011	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$34,574	$33,903	$671
Commodity contracts	5,929	5,136	793
Foreign exchange contracts(1)	4,373	3,762	611
Equity contracts	3,379	3,037	342
Credit contracts	35	—	35

Total	$48,290	$45,838	$2,452

Fair value of positions held for trading purposes:
Gross positive fair value	$1,439	$1,346	$93
Gross negative fair value	1,344	1,297	47

Positive fair value of positions, net	$95	$49	$46

(1)	Excludes spot contracts with a notional amount of $0.6 billion and $0.4 billion at June 30, 2012 and December 31, 2011, respectively.

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

In response to balance sheet changes, wholesale funding decreased by $2.1 billion from $15.0 billion at December 31, 2011 to $12.9 billion at June 30, 2012. Total deposits decreased $1.0 billion from $64.4 billion at December 31, 2011 to $63.4 billion at June 30, 2012.

Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2012, our core deposits totaled $53.4 billion and our total loan-to-total deposit ratio was 85.6 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of June 30, 2012, the Bank had $3.0 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $23.2 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities decreased by $2.2 billion from $17.6 billion at December 31, 2011 to $15.4 billion at June 30, 2012.

•

The Bank has an $8.0 billion unsecured Bank Note Program, which increased by $4.0 billion in March 2012. Available funding under the Bank Note Program was $4.7 billion at June 30, 2012, a decrease of $500 million from March 2012 due to our $500 million debt issuance in the second quarter of 2012. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of June 30, 2012, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement, a decrease of $400 million from March 2012 due to our $400 million debt issuance in the second quarter of 2012. We do not have any firm commitments in place to sell securities under this shelf registration statement.

We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency downgrades of Japan’s credit rating and related rating downgrades for most major Japanese banks, including BTMU, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part II, Item 1A. Risk Factors in this Form 10-Q. The following table provides our credit ratings as of June 30, 2012:

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor’s	Long-term Short-term	A+ A-1	A A-1

Moody’s	Long-term Short-term	A2 P-1	A3 —

Fitch	Long-term Short-term	A F1	A F1

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

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended June 30,		Increase (Decrease)		As of and for the Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$272	$276	$(4)	(1)%	$337	$314	$23	7%
Noninterest income (expense)	58	71	(13)	(18)	138	153	(15)	(10)

Total revenue	330	347	(17)	(5)	475	467	8	2
Noninterest expense (income)	263	274	(11)	(4)	243	243	—	—
Credit expense (income)	6	7	(1)	(14)	38	49	(11)	(22)

Income (loss) before income taxes and including noncontrolling interests	61	66	(5)	(8)	194	175	19	11
Income tax expense (benefit)	24	26	(2)	(8)	50	43	7	16

Net income (loss) including noncontrolling interests	37	40	(3)	(8)	144	132	12	9
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$37	$40	$(3)	(8)%	$144	$132	$12	9%

Average balances—Market View (dollars in millions):
Total loans held for investment	$25,081	$23,157	$1,924	8%	$31,333	$26,601	$4,732	18%
Total assets	26,113	24,213	1,900	8	36,439	30,746	5,693	19
Total deposits	25,116	24,365	751	3	34,841	29,544	5,297	18
Financial ratios—Market View
Return on average assets(1)	0.57%	0.67%			1.58%	1.73%
Core efficiency ratio, excluding impact of privatization(3)	79.69	78.86			48.06	48.41

	Other				Reconciling Items
	As of and for the Three Months Ended June 30,		Increase (Decrease)		As of and for the Three Months Ended June 30,
	2012	2011	Amount	Percent	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$71	$44	$26	58%	$(21)	$(20)
Noninterest income (expense)	(6)	36	(42)	(117)	(15)	(20)

Total revenue	65	80	(16)	(20)	(36)	(40)
Noninterest expense (income)	104	76	26	33	(11)	(15)
Credit expense (income)	(58)	(150)	92	61	—	—

Income (loss) before income taxes and including noncontrolling interests	19	154	(134)	(88)	(25)	(25)
Income tax expense (benefit)	2	72	(70)	(97)	(9)	(10)

Net income (loss) including noncontrolling interests	17	82	(64)	(79)	(16)	(15)
Deduct: Net loss from noncontrolling interests(2)	5	3	1	25	—	—

Net income (loss) attributable to UNBC	$22	$85	$(63)	(74)%	$(16)	$(15)

Average balances—Market View (dollars in millions):
Total loans held for investment	$717	$1,161	$(444)	(38)%	$(2,194)	$(2,070)
Total assets	29,165	27,473	1,692	6	(2,238)	(2,099)
Total deposits	6,981	6,579	402	6	(2,439)	(2,154)
Financial ratios—Market View
Return on average assets(1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$659	$614	$44	7%
Noninterest income (expense)	175	240	(65)	(27)

Total revenue	834	854	(21)	(2)
Noninterest expense (income)	599	578	19	3
Credit expense (income)	(14)	(94)	80	85

Income (loss) before income taxes and including noncontrolling interests	249	370	(120)	(33)
Income tax expense (benefit)	67	131	(64)	(49)

Net income (loss) including noncontrolling interests	182	239	(56)	(24)
Deduct: Net loss from noncontrolling interests(2)	5	3	1	25

Net income (loss) attributable to UNBC	$187	$242	$(55)	(23)%

Average balances—Market View (dollars in millions):
Total loans held for investment	$54,937	$48,849	$6,088	12%
Total assets	89,479	80,333	9,146	11
Total deposits	64,499	58,334	6,165	11
Financial ratios—Market View
Return on average assets(1)	0.84%	1.21%
Core efficiency ratio, excluding impact of privatization(3)	66.18	63.17

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).

(3)

The core efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to acquisitions and certain costs related to productivity initiatives) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization and gains relating to productivity initiatives. Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities.

na = not applicable

	Retail Banking				Corporate Banking
	As of and for the Six Months Ended June 30,		Increase (Decrease)		As of and for the Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$540	$543	$(3)	(1)%	$672	$629	$43	7%
Noninterest income (expense)	114	136	(22)	(16)	275	279	(4)	(1)

Total revenue	654	679	(25)	(4)	947	908	39	4
Noninterest expense (income)	527	542	(15)	(3)	483	473	10	2
Credit expense (income)	12	13	(1)	(8)	77	101	(24)	(24)

Income (loss) before income taxes and including noncontrolling interests	115	124	(9)	(7)	387	334	53	16
Income tax expense (benefit)	45	49	(4)	(8)	102	81	21	26

Net income (loss) including noncontrolling interests	70	75	(5)	(7)	285	253	32	13
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$70	$75	$(5)	(7)%	$285	$253	$32	13%

Average balances—Market View (dollars in millions):
Total loans held for investment	$24,819	$22,916	$1,903	8	$31,136	$26,473	$4,663	18
Total assets	25,854	23,970	1,884	8	36,151	30,636	5,515	18
Total deposits	24,977	24,380	597	2	34,506	29,964	4,542	15
Financial ratios—Market View
Return on average assets(1)	0.54%	0.63%			1.59%	1.67%
Core efficiency ratio, excluding impact of privatization(3)	80.62	78.86			47.89	48.40

	Other				Reconciling Items
	As of and for the Six Months Ended June 30,		Increase (Decrease)		As of and for the Six Months Ended June 30,
	2012	2011	Amount	Percent	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$141	$97	$43	44%	$(41)	$(37)
Noninterest income (expense)	18	101	(83)	(82)	(30)	(36)

Total revenue	159	198	(40)	(20)	(71)	(73)
Noninterest expense (income)	226	205	19	9	(23)	(27)
Credit expense (income)	(104)	(310)	206	66	—	—

Income (loss) before income taxes and including noncontrolling interests	37	303	(265)	(88)	(48)	(46)
Income tax expense (benefit)	(11)	133	(144)	(108)	(18)	(18)

Net income (loss) including noncontrolling interests	48	170	(121)	(72)	(30)	(28)
Deduct: Net loss from noncontrolling interests(2)	9	7	1	13	—	—

Net income (loss) attributable to UNBC	$57	$177	$(120)	(68)%	$(30)	$(28)

Average balances—Market View (dollars in millions):
Total loans held for investment	$781	$1,223	$(442)	(36)	$(2,193)	$(2,045)
Total assets	29,694	27,661	2,033	7	(2,235)	(2,072)
Total deposits	7,389	6,633	756	11	(2,410)	(2,078)
Financial ratios—Market View
Return on average assets(1)	na	na			na	na
Core efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$1,312	$1,232	$79	6%
Noninterest income (expense)	377	480	(103)	(21)

Total revenue	1,689	1,712	(24)	(1)
Noninterest expense (income)	1,213	1,193	18	2
Credit expense (income)	(15)	(196)	181	92

Income (loss) before income taxes and including noncontrolling interests	491	715	(223)	(31)
Income tax expense (benefit)	118	245	(127)	(52)

Net income (loss) including noncontrolling interests	373	470	(96)	(20)
Deduct: Net loss from noncontrolling interests(2)	9	7	1	13

Net income (loss) attributable to UNBC	$382	$477	$(95)	(20)%

Average balances—Market View (dollars in millions):
Total loans held for investment	$54,543	$48,567	$5,976	12
Total assets	89,464	80,195	9,269	12
Total deposits	64,462	58,899	5,563	9
Financial ratios—Market View
Return on average assets(1)	0.86%	1.20%
Core efficiency ratio, excluding impact of privatization(3)	67.47	65.10

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

(3)

The core efficiency ratio, excluding impact of privatization, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to the acquisitions of certain assets and assumption of certain liabilities of Frontier and Tamalpais) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income). Management discloses the core efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our core activities.

na = not applicable

Retail Banking

Retail Banking provides deposit and lending products delivered through our branches and relationship managers to individuals and small businesses. Retail Banking is focused on executing a strategy to identify targeted opportunities within the consumer and small business markets, and develop product, marketing and sales strategies to attract new customers in these identified target markets.

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 343 full-service branches in California and 50 full-service branches in Washington and Oregon. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

  The Community Banking Division is organized geographically and serves its customers in the following ways:

—	through banking branches and ATMs which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

—	through its call centers and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

—	through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

•	the Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

During the first half of 2012, net income for Retail Banking decreased 7 percent compared to the same period in 2011, resulting from a 16 percent decrease in noninterest income. The decrease in noninterest income was primarily due to lower card processing fees.

Average asset growth for the first half of 2012 compared to the same period in 2011 was primarily driven by an 8 percent increase in average loans held for investment, mainly in residential mortgages.

Average deposits increased 2 percent during the first half of 2012 compared to the same period in 2011. The key drivers for this increase include Retail Banking’s strategy, which continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

Corporate Banking

Corporate Banking offers a range of financial products to both middle-market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on certain specialized industries, such as power and utilities, oil and gas, real estate, healthcare, equipment leasing and commercial finance, as well as general corporate and middle-market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a range of noncredit services, which include global treasury management solutions, capital market, foreign exchange and various interest rate risk and commodity risk management products. These products are delivered through deposit managers and product specialists with significant industry expertise and experience in businesses of all sizes, including numerous vertical industry niches such as U.S. correspondent banks and certain government entities.

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

—

National Banking, which provides commercial lending and treasury management products to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as entertainment, and technology; and

—

Specialized Industries, which provides commercial lending and treasury products to middle-market and corporate clients in specific industries on a national basis, including commercial finance, funds finance, environmental services, non-profits, healthcare, aerospace and defense.

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

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Effective February 1, 2012, the labor management trust services, retirement plan services and registered investment advisors services were sold to US Bank. The corresponding assets and systems for these business units are scheduled to convert during the third quarter of 2012. The client base of Global Trust Services consists of financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional custody provides both domestic and international asset portfolio safekeeping and settlement services in addition to money markets liquidity management and securities lending. Corporate Trust acts as agent or trustee for corporate and municipal debt issues, and provides escrow and project finance agent services; and

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

During the first half of 2012, net income for Corporate Banking increased 13 percent, compared to the same period in 2011, primarily resulting from a 7 percent increase in net interest income, a 1 percent decrease in noninterest income and a 24 percent decrease in credit expense. During the first half of 2012, average loans held for investment increased 18 percent compared to the same period in 2011, primarily due to increases in our commercial and industrial loan portfolio.

During the first half of 2012, average deposits increased 15 percent compared to the same period in 2011, primarily due to a 19 percent increase in noninterest bearing deposits and a 13 percent increase in interest bearing deposits.

Noninterest income decreased 1 percent during the first half of 2012, compared to the same period in 2011, primarily due to lower brokerage commissions and fees, merchant banking fees and trust fees, partially offset by gains from private capital investments and higher trading activity income.

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

The decrease in net income of $120 million for the first half of 2012 compared with the first half of 2011 is primarily due to the following factors:

•

a decrease in credit income of $206 million was due to the growth in the loan portfolio along with a moderating pace of the credit quality improvement of our loan portfolio starting in the fourth quarter of 2011. Credit income of $104 million in the first half of 2012 was due to the difference between the $15 million reversal of provision for loan losses calculated under our US GAAP methodology and the $89 million in expected losses for the reportable business segments, which utilizes the expected credit loss allocation methodology. This compares to a credit income of $310 million in the first half of 2011;

•

noninterest income decreased $83 million in the first half of 2012 compared to the first half of 2011. This decrease was due to lower gains on the sales of ALM investment securities and a decrease in indemnification asset accretion, driven by better than expected FDIC covered loan performance; and

•	noninterest expense increased $19 million in the first half of 2012 compared to the first half of 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.	Controls and Procedures

Disclosure Controls. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2012. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting. During the second quarter of 2012, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Interest Income
Loans	$621	$565	$1,227	$1,124
Securities	134	138	276	281
Interest income—other	—	2	2	3

Total interest income	755	705	1,505	1,408

Interest Expense
Deposits	57	53	115	106
Long-term debt	36	36	72	67
Commercial paper and other short-term borrowings	3	2	6	3

Total interest expense	96	91	193	176

Net Interest Income	659	614	1,312	1,232
(Reversal of) provision for loan losses	(14)	(94)	(15)	(196)

Net interest income after (reversal of) provision for loan losses	673	708	1,327	1,428

Noninterest Income
Service charges on deposit accounts	52	50	107	102
Trust and investment management fees	27	34	57	68
Trading account activities	25	28	56	61
Securities gains, net	28	29	47	57
Merchant banking fees	19	29	42	48
Brokerage commissions and fees	11	12	21	25
Card processing fees, net	8	18	16	33
Other	5	40	31	86

Total noninterest income	175	240	377	480

Noninterest Expense
Salaries and employee benefits	351	346	715	690
Net occupancy and equipment	64	67	132	132
Professional and outside services	47	55	93	99
Intangible asset amortization	21	24	42	49
Regulatory assessments	16	19	34	40
(Reversal of) provision for losses on off-balance sheet commitments	(1)	(18)	(3)	(31)
Other	101	85	200	214

Total noninterest expense	599	578	1,213	1,193

Income before income taxes and including noncontrolling interests	249	370	491	715
Income tax expense	67	131	118	245

Net Income Including Noncontrolling Interests	182	239	373	470
Deduct: Net loss from noncontrolling interests	5	3	9	7

Net Income Attributable to UnionBanCal Corporation (UNBC)	$187	$242	$382	$477

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net Income Attributable to UNBC	$187	$242	$382	$477
Other Comprehensive Income, Net of Tax:
Net change in unrealized losses on hedges	15	(4)	20	—
Net change in unrealized losses on securities	47	69	86	42
Foreign currency translation adjustment	(1)	(1)	—	1
Net change in pension and other benefits	14	8	30	21

Total other comprehensive income	75	72	136	64

Comprehensive Income Attributable to UNBC	262	314	518	541
Comprehensive loss from noncontrolling interests	(5)	(3)	(9)	(7)

Total Comprehensive Income	$257	$311	$509	$534

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions except for per share amount)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$1,396	$1,419
Interest bearing deposits in banks (includes $8 at June 30, 2012 and December 31, 2011 related to consolidated variable interest entities (VIEs))	1,479	2,764
Federal funds sold and securities purchased under resale agreements	46	12

Total cash and cash equivalents	2,921	4,195
Trading account assets (includes $34 at June 30, 2012 and $14 at December 31, 2011 of assets pledged as collateral)	1,237	1,135
Securities available for sale	20,545	22,833
Securities held to maturity (Fair value: June 30, 2012, $2,536; December 31, 2011, $1,429)	2,345	1,273
Loans held for investment:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	53,593	52,591
FDIC covered loans	698	949

Total loans held for investment	54,291	53,540
Allowance for loan losses	(656)	(764)

Loans held for investment, net	53,635	52,776
Premises and equipment, net	649	684
Intangible assets	318	360
Goodwill	2,457	2,457
FDIC indemnification asset	449	598
Other assets (includes $331 at June 30, 2012 and $286 at December 31, 2011 related to consolidated VIEs)	3,383	3,365

Total assets	$87,939	$89,676

Liabilities
Deposits:
Noninterest bearing	$20,777	$20,598
Interest bearing	42,666	43,822

Total deposits	63,443	64,420
Commercial paper and other short-term borrowings	3,035	3,683
Long-term debt (includes $8 at June 30, 2012 and December 31, 2011 related to consolidated VIEs)	6,444	6,684
Trading account liabilities	976	1,040
Other liabilities (includes $1 at June 30, 2012 and December 31, 2011 related to consolidated VIEs)	1,712	2,019

Total liabilities	75,610	77,846

Commitments, contingencies and guarantees—See Note 11

Equity
UNBC stockholder’s equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of June 30, 2012 and December 31, 2011	136	136
Additional paid-in capital	5,985	5,989
Retained earnings	6,628	6,246
Accumulated other comprehensive loss	(673)	(809)

Total UNBC stockholder’s equity	12,076	11,562
Noncontrolling interests	253	268

Total equity	12,329	11,830

Total liabilities and equity	$87,939	$89,676

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

	UNBC Stockholder’s Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholder’s Equity
Balance December 31, 2010	$136	$5,198	$5,468	$(677)	$266	$10,391

Net income (loss)			477		(7)	470
Other comprehensive income (loss), net of tax				64		64
Compensation expense—restricted stock units		1				1
Other					11	11

Net change	—	1	477	64	4	546

Balance June 30, 2011	$136	$5,199	$5,945	$(613)	$270	$10,937

Balance December 31, 2011	$136	$5,989	$6,246	$(809)	$268	$11,830

Net income (loss)			382		(9)	373
Other comprehensive income (loss), net of tax				136		136
Compensation expense—restricted stock units		(4)				(4)
Other					(6)	(6)

Net change	—	(4)	382	136	(15)	499

Balance June 30, 2012	$136	$5,985	$6,628	$(673)	$253	$12,329

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2012	2011
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$373	$470
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(15)	(196)
(Reversal of) provision for losses on off-balance sheet commitments	(3)	(31)
Depreciation, amortization and accretion, net	234	84
Stock-based compensation—restricted stock units	(4)	1
Deferred income taxes	(15)	169
Net gains on sales of securities	(47)	(57)
Net decrease (increase) in trading account assets	(102)	101
Net decrease (increase) in other assets	82	(136)
Net increase (decrease) in trading account liabilities	(63)	(44)
Net increase (decrease) in other liabilities	(430)	283
Loans originated for resale	(6)	(14)
Net proceeds from sale of loans originated for resale	6	15
Other, net	(52)	(14)

Total adjustments	(415)	161

Net cash provided by operating activities	(42)	631

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,124	3,831
Proceeds from matured and called securities available for sale	3,125	2,447
Purchases of securities available for sale and held to maturity	(4,830)	(3,481)
Proceeds from matured securities held to maturity	78	46
Purchases of premises and equipment, net	(41)	(12)
Proceeds from sales of loans	189	140
Net decrease (increase) in loans	(2,043)	(1,289)
Proceeds from FDIC loss share agreements	36	96
Other, net	(10)	(3)

Net cash provided by investing activities	628	1,775

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(977)	(2,773)
Net increase (decrease) in commercial paper and other short-term borrowings	(648)	1,482
Proceeds from issuance of long-term debt	895	2,000
Repayment of long-term debt	(1,125)	(513)
Other, net	1	1
Change in noncontrolling interests	(6)	11

Net cash provided by (used in) financing activities	(1,860)	208

Net change in cash and cash equivalents	(1,274)	2,614
Cash and cash equivalents at beginning of period	4,195	1,174

Cash and cash equivalents at end of period	$2,921	$3,788

Cash Paid During the Period For:
Interest	$205	$173
Income taxes, net	175	84
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	155	—
Net transfer of loans held for investment to loans held for sale	143	168
Transfer of loans held for investment to other real estate owned assets (OREO)	52	76

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations

The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated VIEs (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first half of 2012 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

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

UnionBanCal Corporation is a financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, New York, and Illinois, as well as nationally and internationally.

Recently Issued Accounting Pronouncements That Are Not Yet Effective

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which establishes new disclosures about an entity’s rights of setoff and arrangements associated with its financial instruments and derivative instruments. The new disclosures require tabular presentation of gross exposures, amounts offset, net amounts presented on the balance sheet and amounts related to master netting or similar arrangements and/or financial collateral. This guidance is effective for interim and annual periods beginning on January 1, 2013. As this guidance only impacts financial statement disclosures, management does not expect the adoption of this guidance to impact the Company’s financial position, results of operations or capital position.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the impairment testing for indefinite-lived intangible assets other than goodwill. The guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

impaired. This guidance is effective for interim and annual periods beginning on January 1, 2013. Management does not expect the adoption of this guidance to impact the Company’s financial position or results of operations.

Note 2—Securities

Securities Available for Sale

At June 30, 2012 and December 31, 2011, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	June 30, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$5,393	$66	$—	$5,459
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	11,125	213	1	11,337
Privately issued	653	4	34	623
Commercial mortgage-backed securities	1,503	53	2	1,554
Other debt securities	1,480	11	5	1,486
Equity securities	86	—	—	86

Total securities available for sale	$20,240	$347	$42	$20,545

Other debt securities in the table above include approximately $0.9 billion of tax-exempt conduit debt bonds. These instruments were recorded as loans held for investment in prior periods.

	December 31, 2011
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$6,943	$54	$—	$6,997
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	13,307	182	4	13,485
Privately issued	800	1	63	738
Commercial mortgage-backed securities	1,032	29	1	1,060
Other debt securities	463	11	2	472
Equity securities	81	—	—	81

Total securities available for sale	$22,626	$277	$70	$22,833

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2012 and December 31, 2011 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$232	$1	$25	$—	$257	$1
Privately issued	87	1	247	33	334	34
Commercial mortgage-backed securities	123	—	19	2	142	2
Other debt securities	76	4	23	1	99	5

Total securities available for sale	$518	$6	$314	$36	$832	$42

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$1,106	$4	$59	$—	$1,165	$4
Privately issued	551	23	99	40	650	63
Commercial mortgage-backed securities	95	1	—	—	95	1
Other debt securities	23	2	3	—	26	2

Total securities available for sale	$1,775	$30	$161	$40	$1,936	$70

At June 30, 2012, the Company did not have the intent to sell temporarily impaired securities before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

Privately issued residential mortgage-backed securities are issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on privately issued residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the first half of 2012 was not significant. With respect to the remaining portfolio, at June 30, 2012, the Company expects to recover the entire amortized cost basis of these securities.

Note 2—Securities (Continued)

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,539	$1,547
Due after one year through five years	4,498	4,564
Due after five years through ten years	780	800
Due after ten years	13,337	13,548

Total debt securities available for sale	$20,154	$20,459

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Proceeds from sales	$2,873	$1,918	$4,124	$3,831
Gross realized gains	30	29	49	58
Gross realized losses	1	—	1	—

Securities Held to Maturity

The securities held to maturity primarily consist of CLOs and U.S. government and government sponsored agencies residential mortgage-backed securities. Management has asserted the positive intent and ability to hold these securities to maturity. At June 30, 2012 and December 31, 2011, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	June 30, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized loan obligations (CLOs)	$1,609	$—	$343	$1,266	$191	$2	$1,455
U.S. government and government sponsored agencies—residential mortgage backed securities	1,074	5	—	1,079	3	1	1,081

Total securities held to maturity	$2,683	$5	$343	$2,345	$194	$3	$2,536

	December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,653	$—	$380	$1,273	$159	$3	$1,429

For securities held to maturity, the amount recognized in OCI primarily reflects the unrealized loss at date of transfer to the held to maturity classification, net of amortization. Amortized cost is defined as the

Note 2—Securities (Continued)

original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings.

The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2012 and December 31, 2011 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,447	$343	$2	$1,447	$343	$2
U.S. government and government sponsored agencies—residential mortgage backed securities	449	—	1	—	—	—	449	—	1

Total securities held to maturity	$449	$—	$1	$1,447	$343	$2	$1,896	$343	$3

December 31, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,420	$380	$3	$1,420	$380	$3

The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2012, no other-than-temporary impairment was recorded.

The amortized cost, fair value and carrying amount of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2012
(Dollars in millions)	Amortized Cost	Carrying Amount	Fair Value
Due in one year or less	$1	$—	$1
Due after one year through five years	599	500	575
Due after five years through ten years	988	751	863
Due after ten years	1,095	1,094	1,097

Total securities held to maturity	$2,683	$2,345	$2,536

Securities Pledged as Collateral

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an

Note 2—Securities (Continued)

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

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At June 30, 2012, the Company had $4.8 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.0 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.6 billion) and to secure public and trust deposits ($3.2 billion).

At June 30, 2012 and December 31, 2011, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $17 million ($3 million of which has been repledged to secure borrowings) and $12 million (all of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending.

Note 3—Loans and Allowance for Loan Losses

The following table provides the outstanding balances of loans, which are presented net of unamortized discounts and premiums as well as deferred fees and costs of $6 million and $30 million at June 30, 2012 and December 31, 2011, respectively.

(Dollars in millions)	June 30, 2012	December 31, 2011
Loans held for investment, excluding FDIC covered loans:
Commercial and industrial	$19,465	$19,226
Commercial mortgage	8,188	8,175
Construction	613	870
Lease financing	994	965

Total commercial portfolio	29,260	29,236

Residential mortgage	20,729	19,625
Home equity and other consumer loans	3,604	3,730

Total consumer portfolio	24,333	23,355

Total loans held for investment, excluding FDIC covered loans	53,593	52,591
FDIC covered loans	698	949

Total loans held for investment	54,291	53,540
Allowance for loan losses	(656)	(764)

Loans held for investment, net	$53,635	$52,776

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

The accretable yield for purchased credit-impaired loans for the three and six months ended June 30, 2012 and 2011 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Accretable yield, beginning of year	$441	$298	$424	$231
Accretion	(72)	(41)	(135)	(78)
Reclassifications from nonaccretable difference during the period	105	93	185	197

Accretable yield, end of period	$474	$350	$474	$350

The carrying amount and outstanding balance for the purchased credit-impaired loans as of June 30, 2012 and December 31, 2011 and as of the respective acquisition dates were as follows:

(Dollars in millions)	June 30, 2012	December 31, 2011	Acquisition Date
Total outstanding balance	$1,663	$2,066	$3,153

Carrying amount	$658	$902	$1,725

The carrying amount of other acquired loans totaled $40 million and $47 million as of June 30, 2012 and December 31, 2011, respectively. Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank’s internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses is based on our regular, quarterly assessments of the estimated probable losses inherent in the loan portfolio. The Company’s methodology for measuring the appropriate level of the loan allowance relies on several key elements, which include the formula allowance, the specific allowance for impaired loans and the unallocated allowance.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segments.

	For the Three Months Ended June 30, 2012
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$439	$128	$10	$127	$704
(Reversal of) provision for loan losses	(38)	14	—	11	(13)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(3)	—	(3)
Loans charged off	26	16	2	—	44
Recoveries of loans previously charged off	13	—	—	—	13

Allowance for loan losses, end of period	$388	$126	$4	$138	$656

	For the Three Months Ended June 30, 2011
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$586	$174	$23	$251	$1,034
(Reversal of) provision for loan losses	(24)	—	—	(68)	(92)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)
Decrease in allowance covered by FDIC indemnification	—	—	(3)	—	(3)
Loans charged off	99	23	1	—	123
Recoveries of loans previously charged off	12	—	—	—	12

Allowance for loan losses, end of period	$475	$151	$17	$183	$826

	For the Six Months Ended June 30, 2012
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(41)	26	—	3	(12)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(3)	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(9)	—	(9)
Loans charged off	66	39	2	—	107
Recoveries of loans previously charged off	21	1	1	—	23

Allowance for loan losses, end of period	$388	$126	$4	$138	$656

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2011
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191
(Reversal of) provision for loan losses	(92)	13	—	(115)	(194)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Loans charged off	147	48	1	—	196
Recoveries of loans previously charged off	31	1	—	—	32

Allowance for loan losses, end of period	$475	$151	$17	$183	$826

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24	$20	$—	$—	$44
Collectively evaluated for impairment	364	106	—	138	608
Purchased credit-impaired loans	—	—	4	—	4

Total allowance for loan losses	$388	$126	$4	$138	$656

Loans held for investment:
Individually evaluated for impairment	$374	$187	$8	$—	$569
Collectively evaluated for impairment	28,886	24,146	32	—	53,064
Purchased credit-impaired loans	—	—	658	—	658

Total loans held for investment	$29,260	$24,333	$698	$—	$54,291

	December 31, 2011
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$54	$14	$1	$—	$69
Collectively evaluated for impairment	420	124	—	135	679
Purchased credit-impaired loans	—	—	16	—	16

Total allowance for loan losses	$474	$138	$17	$135	$764

Loans held for investment:
Individually evaluated for impairment	$416	$144	$12	$—	$572
Collectively evaluated for impairment	28,820	23,211	35	—	52,066
Purchased credit-impaired loans	—	—	902	—	902

Total loans held for investment	$29,236	$23,355	$949	$—	$53,540

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans

The following table presents nonaccrual loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
(Dollars in millions)
Commercial and industrial	$75	$127
Commercial mortgage	101	139
Construction	—	16

Total commercial portfolio	176	282

Residential mortgage	293	285
Home equity and other consumer loans	44	24

Total consumer portfolio	337	309

Total nonaccrual loans, excluding FDIC covered loans	513	591
FDIC covered loans	40	47

Total nonaccrual loans	$553	$638

Troubled debt restructured loans that continue to accrue interest	$335	$252

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$177	$221

In accordance with recently issued federal banking agency supervisory guidance, the Company classifies junior lien loans as nonperforming when the first lien loan becomes 90 days or more past due even if the junior lien loan is performing. Effective in the second quarter of 2012, $21 million of performing home equity loans was reclassified to nonaccrual.

The following table shows an aging of the balance of loans held for investment, excluding FDIC covered loans, by class as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$20,359	$66	$34	$100	$20,459
Commercial mortgage	8,151	23	14	37	8,188
Construction	598	15	—	15	613

Total commercial portfolio	29,108	104	48	152	29,260

Residential mortgage	20,349	171	209	380	20,729
Home equity and other consumer loans	3,566	18	20	38	3,604

Total consumer portfolio	23,915	189	229	418	24,333

Total loans held for investment, excluding FDIC covered loans	$53,023	$293	$277	$570	$53,593

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2011
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$20,033	$121	$37	$158	$20,191
Commercial mortgage	8,111	49	15	64	8,175
Construction	855	—	15	15	870

Total commercial portfolio	28,999	170	67	237	29,236

Residential mortgage	19,228	188	209	397	19,625
Home equity and other consumer loans	3,686	24	20	44	3,730

Total consumer portfolio	22,914	212	229	441	23,355

Total loans held for investment, excluding FDIC covered loans	$51,913	$382	$296	$678	$52,591

Loans 90 days or more past due and still accruing totaled $1 million at both June 30, 2012 and December 31, 2011.

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $627 million and $864 million covered by FDIC loss share agreements, at June 30, 2012 and December 31, 2011, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	June 30, 2012
(Dollars in millions)	Commercial and Industrial	Construction	Commercial Mortgage	Total
Pass	$19,456	$531	$7,313	$27,300
Criticized	677	82	684	1,443

Total	$20,133	$613	$7,997	$28,743

	December 31, 2011
(Dollars in millions)	Commercial and Industrial	Construction	Commercial Mortgage	Total
Pass	$18,594	$674	$7,201	$26,469
Criticized	856	197	954	2,007

Total	$19,450	$871	$8,155	$28,476

Amounts reported for pass and criticized loans at December 31, 2011 have been restated to include $266 million and $87 million, respectively, of loans that were not originally reported in the Company’s 2011 Form 10-K.

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $71 million and $85 million of loans covered by FDIC loss share agreements, at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$20,436	$293	$20,729
Home equity and other consumer loans	3,560	44	3,604

Total	$23,996	$337	$24,333

	December 31, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$19,340	$285	$19,625
Home equity and other consumer loans	3,706	24	3,730

Total	$23,046	$309	$23,355

The Company also monitors the credit quality for substantially all of its consumer portfolio segment using credit scores provided by Fair Isaac Corporation (FICO) and refreshed weighted average loan-to-value (LTV) ratios. FICO credit scores are refreshed at least quarterly to monitor the quality of the portfolio. Refreshed LTV measures the carrying amount of the loan as a percentage of the estimated current value of the property securing the loan. Home equity loans are evaluated using combined LTV, which measures the carrying amount of the combined loans that have liens against the property (including unused amounts for home equity line products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent home pricing index (HPI) data available for the property location.

The following tables summarize the loans in the consumer portfolio segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at June 30, 2012 and December 31, 2011. These tables exclude loans serviced by third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2012
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$15,633	$2,445	$18,078	76%
Below 720	4,190	1,008	5,198	22
No FICO available(1)	337	69	406	2

Total	$20,160	$3,522	$23,682	100%

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$14,553	$2,533	$17,086	75%
Below 720	4,319	1,044	5,363	24
No FICO available(1)	247	69	316	1

Total	$19,119	$3,646	$22,765	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	June 30, 2012
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV ratios:
Less than 80 percent	$15,160	$1,896	$17,056	72%
80-100 percent	3,331	637	3,968	17
Greater than 100 percent	1,603	636	2,239	10
No LTV available(1)	66	265	331	1

Total	$20,160	$3,434	$23,594	100%

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV ratios:
Less than 80 percent	$12,464	$2,028	$14,492	64%
80-100 percent	4,415	612	5,027	22
Greater than 100 percent	2,146	675	2,821	12
No LTV available(1)	94	236	330	2

Total	$19,119	$3,551	$22,670	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings

The following table provides a summary of the Company’s troubled debt restructurings (TDRs) as of June 30, 2012 and December 31, 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $56 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2012.

(Dollars in millions)	June 30, 2012	December 31, 2011
Commercial and industrial	$171	$151
Commercial mortgage	110	104
Construction	40	66

Total commercial portfolio	321	321

Residential mortgage	184	142
Home equity and other consumer loans	3	2

Total consumer portfolio	187	144

FDIC covered loans	4	8

Total troubled debt restructured loans	$512	$473

For the first half of 2012, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, substantially all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to these TDR loan modifications in the first half of 2012. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$52	$48	$74	$70
Commercial mortgage	9	8	21	19

Total commercial portfolio	61	56	95	89

Residential mortgage	25	25	53	53

Total consumer portfolio	25	25	53	53

FDIC covered loans	—	—	1	1

Total	$86	$81	$149	$143

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2012, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	As of the Three Months Ended June 30, 2012	As of the Six Months Ended June 30, 2012
Commercial and industrial	$1	$2
Commercial mortgage	—	1
Construction	—	15

Total commercial portfolio	1	18

Residential mortgage	8	12

Total consumer portfolio	8	12

FDIC covered loans	—	6

Total	$9	$36

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

Note 3—Loans and Allowance for Loan Losses (Continued)

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

The following tables show information about impaired loans by class as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Recorded Investment			Allowance for Impaired Loans	Average Balance	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total			With an Allowance	Without an Allowance
Commercial and industrial	$156	$62	$218	$22	$205	$167	$62
Commercial mortgage	18	98	116	2	121	29	120
Construction	—	40	40	—	57	1	43

Total commercial portfolio	174	200	374	24	383	197	225

Residential mortgage	185	—	185	19	164	195	—
Home equity and other consumer loans	2	—	2	—	2	2	—

Total consumer portfolio	187	—	187	19	166	197	—

Total, excluding FDIC covered loans	361	200	561	43	549	394	225
FDIC covered loans	1	7	8	—	11	1	17

Total	$362	$207	$569	$43	$560	$395	$242

	December 31, 2011
	Recorded Investment			Allowance for Impaired Loans	Average Balance	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total			With an Allowance	Without an Allowance
Commercial and industrial	$182	$38	$220	$46	$185	$191	$40
Commercial mortgage	27	103	130	2	191	39	124
Construction	26	40	66	6	56	29	43

Total commercial portfolio	235	181	416	54	432	259	207

Residential mortgage	142	—	142	14	117	148	—
Home equity and other consumer loans	2	—	2	—	2	2	—

Total consumer portfolio	144	—	144	14	119	150	—

Total, excluding FDIC covered loans	379	181	560	68	551	409	207
FDIC covered loans	1	11	12	1	16	5	22

Total	$380	$192	$572	$69	$567	$414	$229

Interest income recognized for impaired loans during the second quarter of 2012 for the commercial, consumer and FDIC covered loan portfolio segments were $2 million, $2 million and less than $1 million, respectively. Interest income recognized for impaired loans during the six months ended June 30, 2012 for the commercial, consumer and FDIC covered loan portfolio segments were $4 million, $3 million and less than $1 million, respectively.

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company transferred $143 million of loans from held for investment to held for sale and sold $194 million in loans during the six months ended June 30, 2012.

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

Consolidated VIEs

At June 30, 2012, assets of $278 million and liabilities of $9 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments. At June 30, 2012, the Company also consolidated $61 million of assets related to trusts that own and lease railcars because the Company directs the significant activities of these trusts. The assets are included in other assets on the Company’s consolidated balance sheet.

For the three and six months ended June 30, 2012, the Company recorded $8 million and $15 million of expenses related to its consolidated VIEs, respectively. For the three and six months ended June 30, 2011, the Company recorded $6 million and $12 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income.

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at June 30, 2012. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	June 30, 2012
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$541	$42	$811
Renewable energy investments	281	—	281
Private capital investment	18	—	23

Total unconsolidated VIEs	$840	$42	$1,115

Note 4—Variable Interest Entities and Other Investments (Continued)

Other Investments

The following table shows the balances of other investments as of June 30, 2012 and December 31, 2011:

(Dollars in millions)	June 30, 2012	December 31, 2011
Renewable energy investments	$281	$291
Consolidated VIEs, net of liabilities	330	285
LIHC investments—unguaranteed	354	353
LIHC investments—guaranteed	187	163
Private capital investment—cost method	9	72
Private capital investment—equity method	31	24

Total other investments	$1,192	$1,188

The Company evaluates these investments periodically for other-than-temporary impairment. During the first half of 2012, the Company recorded $2 million of impairment related to private capital investments accounted for under the cost method. For further information on the Company’s other investments, see Note 6 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Note 5—Employee Pension and Other Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$21	$15	$3	$3	$—	$1
Interest cost	24	25	3	3	1	1
Expected return on plan assets	(36)	(36)	(3)	(3)	—	—
Recognized net actuarial loss	21	12	2	1	—	—

Total net periodic benefit cost	$30	$16	$5	$4	$1	$2

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$39	$29	$6	$6	$—	$1
Interest cost	50	49	6	6	2	2
Expected return on plan assets	(73)	(73)	(6)	(6)	—	—
Recognized net actuarial loss	44	22	4	3	1	—

Total net periodic benefit cost	$60	$27	$10	$9	$3	$3

(1)	Supplemental Executives Retirement Plan (SERP).

(2)	Executive Supplemental Benefit Plans (ESBP).

Note 6—Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	June 30, 2012	December 31, 2011
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.22% and 0.06% at June 30, 2012 and December 31, 2011, respectively	$198	$597
Commercial paper, with weighted average interest rates of 0.28% and 0.22% at June 30, 2012 and December 31, 2011, respectively	2,837	2,498
Other borrowed funds:
Term federal funds purchased, with a weighted average interest rate of 0.15% at December 31, 2011	—	50
Federal Home Loan Bank advances, with a weighted average interest rate of 0.48% at December 31, 2011	—	500
All other borrowed funds, with a weighted average interest rate of 0.73% at December 31, 2011	—	38

Total commercial paper and other short-term borrowings	$3,035	$3,683

Note 7—Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	June 30, 2012	December 31, 2011
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from January 2013 to February 2016. These notes bear a combined weighted-average rate of 1.64% at June 30, 2012 and 1.75% at December 31, 2011	$3,000	$3,625
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.76% at December 31, 2011	—	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.42% at June 30, 2012 and 1.48% at December 31, 2011	300	300
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.00% notes due June 2016	698	698
Fixed rate 2.125% notes due June 2017	499	—
Fixed rate 3.50% notes due June 2022	397	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.25% notes due December 2013	409	413
Fixed rate 5.95% notes due May 2016	734	741

Total long-term debt	$6,444	$6,684

On June 18, 2012, the Bank issued $500 million aggregate principal amount of 2.125 percent Senior Notes due 2017 (2017 Senior Notes). The 2017 Senior Notes were issued at a purchase price of 99.699 percent. The 2017 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The 2017 Senior Notes bear interest of 2.125 percent per annum payable semi-annually and mature on June 16, 2017. The net proceeds from the

Note 7—Long-Term Debt (Continued)

issuance of the 2017 Senior Notes will be used by the Bank for general corporate purposes in the ordinary course of its banking business.

The 2017 Senior Notes were issued as part of the Bank’s $8 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing the 2017 Senior Notes, there is $4.7 billion available for issuance under the program.

On June 18, 2012, the Company issued $400 million in aggregate principal amount of its 3.50 percent Senior Notes due 2022 (2022 Senior Notes). The 2022 Senior Notes were issued at a purchase price of 99.20 percent. The 2022 Senior Notes bear interest at the rate of 3.50 percent per year payable semi-annually and mature on June 18, 2022. The Company may, at its option at any time, redeem the 2022 Senior Notes, in whole or in part, at a redemption price equal to the greater of (1) 100 percent of the principal amount of the 2022 Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2022 Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at a certain treasury rate plus 30 basis points plus, accrued interest to the date of redemption. The 2022 Senior Notes are senior unsecured obligations of the Company and rank senior to all of its existing and future subordinated debt and rank equally in right of payment with all of its existing and future unsecured and unsubordinated debt. However, the 2022 Senior Notes are structurally subordinated to all indebtedness of the Company’s subsidiaries, including the Bank and its Senior Notes.

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by major category and by valuation hierarchy level:

	June 30, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$63	$—	$—	$63
U.S. government sponsored agencies	—	78	—	—	78
State and municipal	—	60	—	—	60
Commercial paper	—	10	—	—	10
Interest rate derivative contracts	—	997	—	(89)	908
Commodity derivative contracts	—	224	25	(200)	49
Foreign exchange derivative contracts	2	97	4	(36)	67
Equity derivative contracts	—	—	89	(87)	2
Credit derivative contracts	—	3	—	(3)	—

Total trading account assets	2	1,532	118	(415)	1,237
Securities available for sale:
U.S. government sponsored agencies	—	5,459	—	—	5,459
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	11,337	—	—	11,337
Privately issued	—	623	—	—	623
Commercial mortgage-backed securities	—	1,554	—	—	1,554
Other debt securities	—	352	1,134	—	1,486
Equity securities	86	—	—	—	86

Total securities available for sale	86	19,325	1,134	—	20,545

Other assets:
Interest rate hedging contracts	—	25	—	(20)	5

Total other assets	—	25	—	(20)	5

Total assets	$88	$20,882	$1,252	$(435)	$21,787

Percentage of Total	—	96%	6%	(2)%	100%
Percentage of Total Company Assets	—	24%	1%	—	25%

Liabilities
Trading account liabilities:
Interest rate derivative contracts	$5	$935	$—	$(371)	$569
Commodity derivative contracts	—	187	25	(31)	181
Foreign exchange derivative contracts	2	99	4	(5)	100
Equity derivative contracts	—	—	89	—	89
Securities sold, not yet purchased	—	37	—	—	37

Total trading account liabilities	7	1,258	118	(407)	976
Other liabilities	—	—	72	—	72

Total liabilities	$7	$1,258	$190	$(407)	$1,048

Percentage of Total	1%	120%	18%	(39)%	100%
Percentage of Total Company Liabilities	—	2%	—	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$14	$—	$—	$—	$14
U.S. government sponsored agencies	17	—	—	—	17
State and municipal	—	17	—	—	17
Commercial paper	—	30	—	—	30
Interest rate derivative contracts	1	921	—	(85)	837
Commodity derivative contracts	—	250	—	(165)	85
Foreign exchange derivative contracts	1	87	—	(40)	48
Equity derivative contracts	—	87	—	—	87

Total trading account assets	33	1,392	—	(290)	1,135
Securities available for sale:
U.S. government sponsored agencies	6,997	—	—	—	6,997
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	13,485	—	—	13,485
Privately issued	—	738	—	—	738
Commercial mortgage-backed securities	—	1,060	—	—	1,060
Other debt securities	—	425	47	—	472
Equity securities	80	—	1	—	81

Total securities available for sale	7,077	15,708	48	—	22,833
Other assets:
Interest rate hedging contracts	—	3	—	(3)	—

Total other assets	—	3	—	(3)	—

Total assets	$7,110	$17,103	$48	$(293)	$23,968

Percentage of Total	30%	71%	—	(1)%	100%
Percentage of Total Company Assets	8%	19%	—	—	27%

Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$865	$—	$(228)	$641
Commodity derivative contracts	—	247	—	(43)	204
Foreign exchange derivative contracts	1	94	—	(7)	88
Equity derivative contracts	—	87	—	—	87
Securities sold, not yet purchased	20	—	—	—	20

Total trading account liabilities	25	1,293	—	(278)	1,040
Other liabilities	—	10	51	—	61

Total liabilities	$25	$1,303	$51	$(278)	$1,101

Percentage of Total	2%	119%	5%	(25)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011. Level 3 available for sale securities at June 30, 2012 and 2011 primarily consisted of tax exempt conduit debt bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. In the first quarter of 2012, the Company, based on its analysis, transferred its U.S Treasury and U.S government sponsored agency securities from Level 1 to Level 2 and certain of its derivative contracts from Level 2 to Level 3.

	For the Three Months Ended
	June 30, 2012				June 30, 2011
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$153	$43	$(153)	$(63)	$49	$(10)	$(47)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(34)	—	34	(9)	—	2	6
Included in other comprehensive income	—	1	—	—	(1)	—	—
Purchases/additions	2	1,090	(2)	—	—	—	—
Sales	(3)	—	3	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—

Asset (liability) balance, end of period	$118	$1,134	$(118)	$(72)	$48	$(8)	$(41)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(34)	$—	$34	$(9)	$—	$2	$6

	For the Six Months Ended
	June 30, 2012				June 30, 2011
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$—	$48	$—	$(51)	$8	$(14)	$(36)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(34)	—	34	(21)	—	6	(5)
Included in other comprehensive income	—	(4)	—	—	(1)	—	—
Purchases/additions	2	1,090	(2)	—	42	—	—
Sales	(3)	—	3	—	(1)	—	—
Transfers into Level 3	153	—	(153)	—	—	—	—

Asset (liability) balance, end of period	$118	$1,134	$(118)	$(72)	$48	$(8)	$(41)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(34)	$—	$34	$(21)	$—	$6	$(5)

Other debt securities classified within the Level 3 fair value hierarchy consist of tax-exempt conduit debt bonds. A return on equity methodology was the principal technique used to estimate the fair value of these securities. The significant unobservable inputs used in this approach include a market-required return on capital, probability of default and loss severity. As of June 30, 2012, the market required return on capital ranged from 15.0 percent to 17.0 percent with a weighted average of 16.2 percent; probability of

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

default ranged from 0.1 percent to 4.5 percent with a weighted average of 0.8 percent; and loss severity amounts ranged from 1.0 percent to 60 percent with a weighted average of 34.9 percent. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first half of 2012 and 2011 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment:

	June 30, 2012				Loss for the Three Months Ended June 30, 2012	Loss for the Six Months Ended June 30, 2012
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$114	$—	$—	$114	$(33)	$(36)
Other assets:
OREO	66	—	—	66	(9)	(17)
Private equity investments	—	—	—	—	—	(2)

Total	$180	$—	$—	$180	$(42)	$(55)

	June 30, 2011				Loss for the Three Months Ended June 30, 2011	Loss for the Six Months Ended June 30, 2011
(Dollars in millions)	Carrying Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$254	$—	$—	$254	$(5)	$(51)
Other assets:
OREO	103	—	—	103	(9)	(19)

Total	$357	$—	$—	$357	$(14)	$(70)

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures

The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of June 30, 2012, and the carrying amount and the estimated fair value at December 31, 2011:

	June 30, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,921	$2,921	$2,921	$—	$—
Securities held to maturity	2,345	2,536	—	2,536	—
Loans held for investment, net of allowance for loan losses(1)	52,648	53,460	—	—	53,460
FDIC indemnification asset	449	238	—	—	238
Liabilities
Deposits	$63,443	$63,697	$—	$63,697	$—
Commercial paper and other short-term borrowings	3,035	3,035	—	3,035	—
Long-term debt	6,444	6,614	—	6,614	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$285	$285	$—	$—	$285

(1)	Excludes lease financing, net of related allowance.

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$4,195	$4,195
Securities held to maturity	1,273	1,429
Loans held for investment, net of allowance for loan losses(1)	51,823	52,423
FDIC indemnification asset	598	409

Liabilities
Deposits	$64,420	$64,420
Commercial paper and other short-term borrowings	3,683	3,684
Long-term debt	6,684	6,798

Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$287	$287

(1)	Excludes lease financing, net of related allowance.

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

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of June 30, 2012 and December 31, 2011. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	June 30, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$10,500	Other assets	$25	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$34,574	Trading account assets	$997	Trading account liabilities	$940
Commodity contracts	5,929	Trading account assets	249	Trading account liabilities	212
Foreign exchange contracts	4,985	Trading account assets	103	Trading account liabilities	105
Equity contracts	3,379	Trading account assets	89	Trading account liabilities	89
Credit contracts	35	Trading account assets	3	Trading account liabilities	—
Total derivatives not designated as hedging instruments	$48,902		$1,441		$1,346

Total derivative instruments	$59,402		$1,466		$1,346

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	December 31, 2011
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$7,400	Other assets	$3	Other liabilities	$10

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,903	Trading account assets	$922	Trading account liabilities	$869
Commodity contracts	5,136	Trading account assets	250	Trading account liabilities	247
Foreign exchange contracts	4,152	Trading account assets	88	Trading account liabilities	95
Equity contracts	3,037	Trading account assets	87	Trading account liabilities	87

Total derivatives not designated as hedging instruments	$46,228		$1,347		$1,298

Total derivative instruments	$53,628		$1,350		$1,308

Certain of the Company’s derivative instruments contain provisions that require the Company to maintain a specified credit rating. If the Company’s credit rating was to fall below the specified rating, the counterparties to these derivative instruments could terminate the contract and demand immediate payment or demand immediate and ongoing full overnight collateralization for those derivative instruments in net liability positions. At June 30, 2012, the aggregate fair value (including net interest payable and receivable) of all derivative instruments with credit-risk mitigated contingent features that are in a liability position was $8 million. At June 30, 2012, the Company had not pledged any collateral to secure these obligations. If all of the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2012, the Company would have been required to provide collateral of $8 million to settle these contracts.

Derivatives Used in Asset and Liability Management

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. Derivatives are typically designated as fair value or cash flow hedges or economic hedge derivatives for those that do not qualify for hedge accounting. In the second quarters of 2012 and 2011, the Company did not have fair value hedges. The significant hedging strategies of the Company are described below.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At June 30, 2012, the weighted average remaining life of the currently active cash flow hedges was approximately 2.0 years.

The Company used purchased interest rate caps with a notional amount of $1.0 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

The Company used interest rate swaps with a notional amount of $6.5 billion to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

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

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At June 30, 2012, the Company expects to reclassify approximately $15 million of income from accumulated other comprehensive income to net interest income during the twelve months ending June 30, 2013. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2012.

The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Derivatives in cash flow hedging relationships
			Interest income	$4	$(3)	Noninterest
Interest rate contracts	$28	$(12)	Interest expense	(1)	(1)	expense	$—	$—

Total	$28	$(12)		$3	$(4)		$—	$—

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Derivatives in cash flow hedging relationships
			Interest income	$6	$(4)	Noninterest
Interest rate contracts	$38	$(7)	Interest expense	(1)	(2)	expense	$—	$—

Total	$38	$(7)		$5	$(6)		$—	$—

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

The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the three and six months ended June 30, 2012 and 2011:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Trading derivatives:
Interest rate contracts	$7	$8	$21	$19
Equity contracts	4	5	9	13
Foreign exchange contracts	6	7	13	13
Commodity contracts	4	3	4	2
Credit contracts	—	2	—	6

Total	$21	$25	$47	$53

Note 10—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2011:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(7)	$3	$(4)
Less: Reclassification adjustment for net losses on hedges included in net income	6	(2)	4

Net change in unrealized losses on hedges	(1)	1	—

Securities:
Unrealized holding gains arising during the period on securities available for sale	92	(36)	56
Reclassification adjustment for net gains on securities available for sale included in net income	(57)	22	(35)
Less: accretion of fair value adjustment on securities available for sale	(4)	1	(3)
Less: accretion of fair value adjustment on held to maturity securities	(14)	6	(8)
Less: accretion of net unrealized losses on held to maturity securities	52	(20)	32

Net change in unrealized losses on securities	69	(27)	42

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	25	(10)	15
Pension and other benefits	9	(4)	5

Net change in pension and other benefits	35	(14)	21

Net change in accumulated other comprehensive loss	$105	$(41)	$64

For the Six Months Ended June 30, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$38	$(15)	$23
Less: Reclassification adjustment for net losses on hedges included in net income	(5)	2	(3)

Net change in unrealized losses on hedges	33	(13)	20

Securities:
Unrealized holding gains arising during the period on securities available for sale	147	(58)	89
Reclassification adjustment for net gains on securities available for sale included in net income	(47)	18	(29)
Less: accretion of fair value adjustment on securities available for sale	(1)	1	—
Less: accretion of fair value adjustment on held to maturity securities	(14)	6	(8)
Less: accretion of net unrealized losses on held to maturity securities	56	(22)	34

Net change in unrealized losses on securities	141	(55)	86

Foreign currency translation adjustment	(1)	1	—

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss	49	(19)	30

Net change in pension and other benefits	49	(19)	30

Net change in accumulated other comprehensive loss	$222	$(86)	$136

Note 10—Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in accumulated other comprehensive loss balances:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	—	42	1	21	64

Balance, June 30, 2011	$(21)	$(196)	$2	$(398)	$(613)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Change during the period	20	86	—	30	136

Balance, June 30, 2012	$3	$(21)	$—	$(655)	$(673)

Note 11—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments:

(Dollars in millions)	June 30, 2012
Commitments to extend credit	$27,410
Standby & commercial letters of credit	5,836
Other commitments	582

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2012, the carrying amount of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amount of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

Principal investments include direct investments in private and public companies. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies

Note 11—Commitments, Contingencies and Guarantees (Continued)

through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of June 30, 2012, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $178 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At June 30, 2012, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized carrying amount of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 4 to the consolidated financial statements in this Form 10-Q.

The Company conducts securities lending transactions for institutional customers as a fully disclosed agent. At times, securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event the borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. All lending transactions are collateralized, primarily by cash. The amount of securities lent with indemnifications was $319 million at June 30, 2012, and the market value of the associated collateral was $328 million. As of June 30, 2012, the Company had no exposure that would require it to pay under this securities lending indemnification, since the collateral market value exceeded the securities lent.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2012, the current exposure to loss under these contracts totaled $36 million, and the maximum potential exposure to loss in the future was estimated at $42 million.

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

“Other” is comprised of certain subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies headquartered in either Japan or the U.S., Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the six months ended June 30, 2012, the Company refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

Note 12—Business Segments (Continued)

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

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$272	$276	$337	$314
Noninterest income (expense)	58	71	138	153

Total revenue	330	347	475	467
Noninterest expense (income)	263	274	243	243
Credit expense (income)	6	7	38	49

Income (loss) before income taxes and including noncontrolling interests	61	66	194	175
Income tax expense (benefit)	24	26	50	43

Net income (loss) including noncontrolling interests	37	40	144	132
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$37	$40	$144	$132

Total assets, end of period—Market View (dollars in millions):	$26,448	$24,478	$36,378	$30,778

	Other		Reconciling Items
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$71	$44	$(21)	$(20)
Noninterest income (expense)	(6)	36	(15)	(20)

Total revenue	65	80	(36)	(40)
Noninterest expense (income)	104	76	(11)	(15)
Credit expense (income)	(58)	(150)	—	—

Income (loss) before income taxes and including noncontrolling interests	19	154	(25)	(25)
Income tax expense (benefit)	2	72	(9)	(10)

Net income (loss) including noncontrolling interests	17	82	(16)	(15)
Deduct: Net loss from noncontrolling interests	5	3	—	—

Net income (loss) attributable to UNBC	$22	$85	$(16)	$(15)

Total assets, end of period—Market View (dollars in millions):	$27,356	$26,968	$(2,243)	$(2,131)

Note 12—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Three Months Ended June 30,
	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$659	$614
Noninterest income (expense)	175	240

Total revenue	834	854
Noninterest expense (income)	599	578
Credit expense (income)	(14)	(94)

Income (loss) before income taxes and including noncontrolling interests	249	370
Income tax expense (benefit)	67	131

Net income (loss) including noncontrolling interests	182	239
Deduct: Net loss from noncontrolling interests	5	3

Net income (loss) attributable to UNBC	$187	$242

Total assets, end of period—Market View (dollars in millions):	$87,939	$80,093

	Retail Banking		Corporate Banking
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$540	$543	$672	$629
Noninterest income (expense)	114	136	275	279

Total revenue	654	679	947	908
Noninterest expense (income)	527	542	483	473
Credit expense (income)	12	13	77	101

Income (loss) before income taxes and including noncontrolling interests	115	124	387	334
Income tax expense (benefit)	45	49	102	81

Net income (loss) including noncontrolling interests	70	75	285	253
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$70	$75	$285	$253

Total assets, end of period—Market View (dollars in millions):	$26,448	$24,478	$36,378	$30,778

	Other		Reconciling Items
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$141	$97	$(41)	$(37)
Noninterest income (expense)	18	101	(30)	(36)

Total revenue	159	198	(71)	(73)
Noninterest expense (income)	226	205	(23)	(27)
Credit expense (income)	(104)	(310)	—	—

Income (loss) before income taxes and including noncontrolling interests	37	303	(48)	(46)
Income tax expense (benefit)	(11)	133	(18)	(18)

Net income (loss) including noncontrolling interests	48	170	(30)	(28)
Deduct: Net loss from noncontrolling interests	9	7	—	—

Net income (loss) attributable to UNBC	$57	$177	$(30)	$(28)

Total assets, end of period—Market View (dollars in millions):	$27,356	$26,968	$(2,243)	$(2,131)

Note 12—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Six Months Ended June 30,
	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$1,312	$1,232
Noninterest income (expense)	377	480

Total revenue	1,689	1,712
Noninterest expense (income)	1,213	1,193
Credit expense (income)	(15)	(196)

Income (loss) before income taxes and including noncontrolling interests	491	715
Income tax expense (benefit)	118	245

Net income (loss) including noncontrolling interests	373	470
Deduct: Net loss from noncontrolling interests	9	7

Net income (loss) attributable to UNBC	$382	$477

Total assets, end of period—Market View (dollars in millions):	$87,939	$80,093

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Industry Factors

U.S. and global economies have experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. and global consumer and business economies, all of which continue to present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government has responded to these circumstances in the U.S. with a variety of measures; there can be no assurance that these measures will successfully address these circumstances; the U.S. Government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.

Since 2008, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and have presented challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments included a general recession both globally and in the U.S. and have contributed to substantial volatility in the financial markets.

In response, various significant economic and monetary stimulus measures have been enacted and considered by the U.S. Congress. Refer to “Supervision and Regulation” in Item 1 of our 2011 Form 10-K for discussion of certain of these measures.

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

Since 2010, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets that could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. Continued concerns regarding significant economic weaknesses in the European Union and, in particular, Greece, Italy, Ireland, Portugal and Spain, continue to erode confidence in European financial markets and the ability of the Euro to continue as a currency. During 2011 and continuing into 2012, leaders of the major countries in the

European Union have been pursuing a variety of measures to address the Eurozone debt crisis including support plans for Greece, Ireland, Portugal and Spain. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties or their having an adverse impact on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our business and prospects.

The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated that its outlook on the long-term rating remained negative. At the present time, the other two major U.S. credit rating agencies have not lowered their credit rating on the U.S.; however, both of them have stated that their outlook on the U.S. is negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

As a result of the August 2011 federal budget legislation, unless Congress and the President agree on new budget legislation by the end of 2012, automatic federal spending cuts of some $1.2 trillion over nine years, to be spread between defense and non-defense spending, will be triggered. In addition, absent further federal tax legislation, the federal income tax reductions instituted during the Bush Administration will expire at the end of 2012. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our expenses and diverts management attention from our business operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size, we will be regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, will be subject to additional regulations as discussed further below. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions that may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act authorized the creation of the Consumer Finance Protection Bureau (CFPB), which will have direct supervision and examination authority over banks with more than $10 billion in assets, including us. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they may result in adjustments to our FDIC deposit insurance premiums, increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the Commodities and Futures Trading Commission, SEC and bank regulators). The Dodd-Frank Act’s Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. The Federal Reserve Board has confirmed that financial institutions will have until July 21, 2014 to conform to the restrictions on proprietary trading activities and on hedge fund and private equity fund activities and investments set forth in the Volcker Rule. See “Supervision and Regulation” in Item 1 of our 2011 Form 10-K for additional information.

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the government sponsored entities Fannie Mae and Freddie Mac (GSEs) and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on Union Bank in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including Union Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

President Obama’s proposed 2013 U.S. budget included a “Financial Crisis Responsibility Fee” that would apply to banks with greater than $50 billion in assets. This fee is intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury’s Troubled Asset Relief Program (TARP). On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on institutions with greater than $50 billion in assets to fund the Office of Financial Research. Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, under the final rule we will be subject to this fee. Therefore, our costs will increase once we receive the assessment, which will be based, among other things, on the operating expenses of this new office and the aggregate assessable assets of the subject banks.

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. In June 2012, the Federal Reserve Board and the other federal banking agencies issued notices of proposed rule-making to implement the Basel III global regulatory framework. This proposal is generally consistent with Basel III and also would implement aspects of the Dodd-Frank Act. It would require bank holding companies to maintain more and better sources of capital, as well as significantly revise the calculations for risk-weighted assets. In addition, on December 20, 2011, the Federal Reserve Board announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act for larger bank holding companies. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to “Supervision and Regulation—Basel Committee Capital Standards” in Item 1 of our 2011 Form 10-K for additional information regarding the Basel Committee capital standards and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital” in Part I, Item 2 of this Report on Form 10-Q for additional information on the U.S. regulators’ proposals.

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

The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn. Lawmakers and regulators are being urged to establish national servicing standards to protect borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. The $25 billion legal settlement announced on February 9, 2012, between the Attorneys General of 49 states and the 5 largest U.S. residential mortgage loan servicers requires servicers to adhere to new servicing standards. The settlement package, which includes amounts for principal reductions and direct pay-outs for consumers who lost their homes to foreclosure during the reviewed time period, a refinancing program for underwater borrowers and foreclosure-related initiatives, as well as a new code of conduct for mortgage servicers, could result in a number of business practice modifications that could significantly increase the costs of residential mortgage loan servicing. On July 11, 2012, California’s “Homeowner Bill of Rights,” which incorporates many requirements of the settlement package, was signed into law. The legislation imposes strict rules on mortgage servicers and subjects mortgage services to new potential liabilities. In addition, the OCC issued supervisory guidance to national banks, such as Union Bank, on this subject of national mortgage servicing standards on June 30, 2011. This guidance was in response to an earlier review of foreclosure processing at 14 of the largest federally regulated mortgage servicers, which was conducted by an inter-agency team, made up of state attorneys general, the Federal Reserve, OCC, OTS, FDIC and others. This review found critical weaknesses in servicers’ foreclosure governance and documentation processes, and oversight and monitoring of third party vendors, and established new foreclosure management standards, including a new requirement for a Single Point of Contact for consumers in a loss mitigation or foreclosure process. The new guidance, recent settlement, any additional mortgage-related litigation and any further increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.

We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, the energy industry and the technology industry in particular, have also been impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas prices could have adverse consequences for some of our borrowers in the energy sector. Conditions and credit markets remain uncertain and could produce elevated levels of charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

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

For the past several years, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. This challenging situation is likely to continue for the foreseeable future. In addition, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

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

On April 26, 2011, Standard and Poor’s, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the large earthquake and tsunami and lack of plans to deal with such increases. In August 2011, Moody’s downgraded Japan’s credit rating one step to “Aa3”, in line with Standard & Poor’s rating, and announced related ratings downgrades for most major Japanese banks, including BTMU. In May 2012, rating agency Fitch downgraded Japan’s Sovereign credit rating from “AA” to “A+”. In July 2012, the Fitch rating agency downgraded the long-term credit ratings of the three largest banks in Japan, including MUFG, from “A” to “A-” citing concerns regarding the pace of the Japanese government in addressing its fiscal and budgetary concerns.

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

BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States and Europe, which are conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU has stated that it is cooperating with these investigations. Union Bank is not a member of any of these panels. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters. It is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as a member of MUFG.

Our credit ratings are important in order to maintain liquidity

Major credit rating agencies regularly evaluate the securities of UnionBanCal Corporation and the securities and deposits of Union Bank. Their ratings of our long-term debt and other securities, and also of our short-term obligations, are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings. In 2011, Moody’s Investors Service, Standard and Poor’s and Fitch, Inc. announced ratings downgrades for a number of large U.S. banks, in part because the passage of the Dodd-Frank Act makes it less likely that the government will step in to rescue a troubled bank. It is unclear whether perceived reduction in systemic support could lead or contribute to negative downward pressure on our credit ratings. In June 2012, Moody’s Investors Services announced further ratings downgrades for a number of major U.S. and foreign bank holding companies (not including us or our parent).

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

Our framework for managing risks may not be effective in mitigating risk and loss to our company

Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and private equity risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event.

Item 6.	Exhibits

No.	Description

1.1

Underwriting Agreement, dated June 11, 2012, between UnionBanCal Corporation and the several underwriters named in Schedule II thereto and for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFK Securities (USA), Inc. and Morgan Stanley & Co. LLC acted as representatives (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 18, 2012).

4.1	Officer’s Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 18, 2012).

4.2	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

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

UNIONBANCAL CORPORATION (Registrant)

Date: August 14, 2012	By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/S/ JOHN F. WOODS
John F. Woods
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2012	By:	/S/ ROLLAND D. JURGENS
Rolland D. Jurgens
Executive Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

1.1	Underwriting Agreement, dated June 11, 2012, between UnionBanCal Corporation and the several underwriters named in Schedule II thereto and for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFK Securities (USA), Inc. and Morgan Stanley & Co. LLC acted as representatives (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 18, 2012).

4.1	Officer’s Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 18, 2012).

4.2	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

(1)	Filed herewith

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