Form 10-Q
period 2012-09-30
UNIONBANCAL CORP
filed 2012-11-09
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Common Stock outstanding at October 31, 2012: 136,330,830

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

In this document and our other reports to the SEC, for example, we make forward-looking statements, which discuss our expectations about:

•

Our business objectives, strategies and initiatives, our organizational structure, the growth of our business, our competitive position and prospects, and the effect of competition on our business and strategies

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

•	The economic outlook for the California, U.S. and global economies

•	The impact of changes in interest rates, our strategy to manage our interest rate risk profile and our outlook for short-term and long-term interest rates and their effect on our net interest margin

•

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S., including California, Oregon, Texas and Washington, and in foreign countries (including Japan and the Euro-zone)

•

Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and governmental measures introduced in response to the financial crises affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the new capital standards under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

•	Regulatory controls and processes and their impact on our business

•

The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•

Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss reserves for FDIC covered loans

•

Loan portfolio composition and risk grade trends, residential loan delinquency rates compared with the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

•

Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging positions

•	Expected rates of return, maturities, yields, loss exposure, growth rates and projected results

•

Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and expected tax credits or benefits

•

Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our April 2010 FDIC-assisted acquisitions

•

Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, including our agreement to acquire Pacific Capital Bancorp and its subsidiary, Santa Barbara Bank & Trust, N.A., and their timing and impact on our business

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Results of operations:
Net interest income	$654	$606	8%	$1,966	$1,838	7%
Noninterest income	189	185	2	566	665	(15)

Total revenue	843	791	7	2,532	2,503	1
Noninterest expense	638	603	6	1,851	1,796	3

Pre-tax, pre-provision income(1)	205	188	9	681	707	(4)
(Reversal of) provision for loan losses	45	(13)	446	30	(209)	114

Income before income taxes and including noncontrolling interests	160	201	(20)	651	916	(29)
Income tax expense	42	33	27	160	278	(42)

Net income including noncontrolling interests	118	168	(30)	491	638	(23)
Deduct: Net loss from noncontrolling interests	6	4	50	15	11	36

Net income attributable to UnionBanCal Corporation (UNBC)	$124	$172	(28)	$506	$649	(22)

Balance sheet (period average):
Total assets	$87,881	$82,197	7%	$88,933	$80,870	10%
Total securities	22,496	19,145	18	23,657	20,421	16
Total loans held for investment	55,285	50,214	10	54,792	49,121	12
Earning assets	79,137	73,303	8	80,085	72,128	11
Total deposits	64,420	59,580	8	64,448	59,129	9
UNBC Stockholder’s equity	12,209	10,708	14	11,913	10,417	14
Performance Ratios:
Return on average assets(2)	0.56%	0.83%		0.76%	1.07%
Return on average UNBC stockholder’s equity(2)	4.03	6.36		5.67	8.33
Efficiency ratio(3)	75.61	76.21		73.10	71.75
Adjusted efficiency ratio, excluding impact of privatization(3)	68.37	66.12		67.77	65.42
Net interest margin(2)(4)	3.32	3.31		3.29	3.41
Net loans charged off to average total loans held for investment(2)	0.30	0.35		0.31	0.57
Net loans charged off to average total loans held for investment, excluding FDIC covered assets(2)(5)	0.29	0.36		0.30	0.58

	As of
	September 30, 2012	December 31, 2011

Balance sheet (end of period):
Total assets	$88,185	$89,676	(2)%
Total securities	22,089	24,106	(8)
Total loans held for investment	55,410	53,540	3
Nonperforming assets	637	782	(19)
Core deposits(6)	55,141	52,840	4
Total deposits	65,143	64,420	1
Long-term debt	5,540	6,684	(17)
UNBC Stockholder’s equity	12,437	11,562	8
Capital ratios:
Tier 1 risk-based capital ratio	13.77%	13.82%
Total risk-based capital ratio	15.51	15.98
Tier 1 leverage ratio	12.03	11.44
Tier 1 common capital ratio(7)	13.77	13.82
Tangible common equity ratio(8)	11.46	10.20
Credit Ratios:
Allowance for loan losses to total loans held for investment	1.21%	1.43%
Allowance for loan losses to nonaccrual loans	125.12	119.58
Allowance for credit losses to total loans held for investment(9)	1.43	1.68
Allowance for credit losses to nonaccrual loans(9)	148.80	140.46
Nonperforming assets to total loans held for investment and other real estate owned (OREO)	1.15	1.46
Nonperforming assets to total assets	0.72	0.87
Nonaccrual loans to total loans held for investment	0.96	1.19
Excluding FDIC covered assets(5):
Allowance for loan losses to total loans held for investment	1.20%	1.42%
Allowance for loan losses to nonaccrual loans	130.29	126.26
Allowance for credit losses to total loans held for investment(9)	1.43	1.67
Allowance for credit losses to nonaccrual loans(9)	155.39	148.80
Nonperforming assets to total loans held for investment and OREO	0.96	1.17
Nonperforming assets to total assets	0.60	0.70
Nonaccrual loans to total loans held for investment	0.92	1.12

(1)

Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover loan losses through a credit cycle.

(2)	Annualized.

(3)

The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income). The adjusted efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated VIEs, merger costs related to acquisitions, certain costs related to productivity initiatives and debt termination fees from balance sheet repositioning) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization, gains from productivity initiatives related to the sale of certain business units in the first quarter of 2012 and gains from securities associated with debt termination fees from balance sheet repositioning. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Noninterest Expense” in this Form 10-Q.

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

(6)	Core deposits consist of our total deposits excluding brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

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

nm = not meaningful

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended September 30, 2012 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” or “the Company” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and commercial bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, in California, Oregon, Washington, Texas, New York and Illinois, as well as nationally and internationally. We had consolidated assets of $88.2 billion at September 30, 2012.

References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU).

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2012 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities and merchant banking fees. In the third quarter of 2012, revenue was comprised of 78 percent net interest income and 22 percent noninterest income. Changes in interest rates, credit quality, economic regulatory trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

Performance Highlights

In the third quarter of 2012, net income was $124 million compared with $172 million in the third quarter of 2011. The decrease was primarily due to a provision for credit losses of $41 million in the third quarter of 2012 compared with a $13 million benefit from the reversal of provision for credit losses in the third quarter of 2011, and an increase in noninterest expense. The increase in provision for credit losses was primarily due to implementation of recent OCC regulatory accounting guidance and heightened levels of uncertainty in the macroeconomic outlook. Noninterest expense increased primarily due to prepayment fees from the early extinguishment of wholesale borrowings, which was offset by gains on the sale of securities recorded in noninterest income in the current quarter, both stemming from strategic securities portfolio rebalancing activities.

Our net interest income in the third quarter of 2012 was $654 million compared with $606 million in the third quarter of 2011. The increase was primarily due to growth in both non-FDIC covered loans and securities, as well as a more favorable mix of total earning assets. Interest income recorded on our FDIC covered loans increased by $25 million in the third quarter of 2012 as compared with the third quarter of 2011 due to improved credit performance but was offset by a corresponding increase in amortization of the FDIC indemnification asset that was recorded in other noninterest income.

The Federal Reserve Board has stated it anticipates keeping the federal funds target rate at near zero through mid-2015, and is continuing its program designed to lower long-term rates by purchasing longer-dated U.S. Treasury bonds and agency mortgage-backed securities, and selling short-dated securities. These actions will continue to place downward pressure on our net interest margin.

Capital Ratios

We continued to maintain strong capital ratios at September 30, 2012. Our Tier 1 common capital ratio and our total risk-based capital ratios were 13.77 percent and 15.51 percent, respectively, at September 30, 2012 compared with 13.82 percent and 15.98 percent, respectively, at December 31, 2011.

Pacific Capital Bancorp Acquisition

On March 9, 2012, the Company entered into a definitive agreement to acquire Pacific Capital Bancorp (PCB), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. The transaction will enhance our geographic footprint within California’s Central Coast region where PCB’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducts its banking activities. At September 30, 2012, PCB had total assets of approximately $6.0 billion. The acquisition is expected to be completed in the fourth quarter of 2012, subject to certain customary closing conditions, including approvals from banking regulators in the United States.

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

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2011 Form 10-K. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2012.

Financial Performance

Net Interest Income

The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended						Increase (Decrease)
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense(1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$20,389	$192	3.75%	$16,947	$160	3.76%	$3,442	20%	$32	20%
Commercial mortgage	8,064	81	4.02	7,838	82	4.22	226	3	(1)	(1)
Construction	650	6	3.76	992	12	5.04	(342)	(34)	(6)	(50)
Lease financing	982	10	4.10	697	8	4.28	285	41	2	25
Residential mortgage	21,022	218	4.17	18,818	221	4.70	2,204	12	(3)	(1)
Home equity and other consumer loans	3,557	34	3.74	3,751	40	4.25	(194)	(5)	(6)	(15)

Total loans, excluding FDIC covered loans	54,664	541	3.96	49,043	523	4.26	5,621	11	18	3
FDIC covered loans	621	80	51.23	1,171	55	18.60	(550)	(47)	25	45

Total loans Total loans held for investment	55,285	621	4.49	50,214	578	4.60	5,071	10	43	7
Securities	22,496	132	2.34	19,145	123	2.56	3,351	18	9	7
Interest bearing deposits in banks	941	—	0.24	3,610	3	0.25	(2,669)	(74)	(3)	(100)
Federal funds sold and securities purchased under resale agreements	62	—	0.19	61	—	0.03	1	2	—	—
Trading account assets	228	1	0.53	166	—	0.68	62	37	1	nm
Other earning assets	125	—	0.15	107	—	0.54	18	17	—	—

Total earning assets	79,137	754	3.81	73,303	704	3.83	5,834	8	50	7

Allowance for loan losses	(657)			(785)			128	16
Cash and due from banks	1,258			1,254			4	0
Premises and equipment, net	646			676			(30)	(4)
Other assets	7,497			7,749			(252)	(3)

Total assets	$87,881			$82,197			$5,684	7%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$26,517	$15	0.23	$23,836	$14	0.23	$2,681	11	$1	7
Savings	5,222	2	0.16	5,476	3	0.21	(254)	(5)	(1)	(33)
Time	11,361	39	1.39	11,634	36	1.28	(273)	(2)	3	8

Total interest bearing deposits	43,100	56	0.53	40,946	53	0.53	2,154	5	3	6

Commercial paper and other short-term borrowings(4)	2,541	2	0.25	2,371	2	0.20	170	7	—	—
Long-term debt	5,963	39	2.57	7,066	41	2.31	(1,103)	(16)	(2)	(5)

Total borrowed funds	8,504	41	1.88	9,437	43	1.78	(933)	(10)	(2)	(5)

Total interest bearing liabilities	51,604	97	0.75	50,383	96	0.76	1,221	2	1	1

Noninterest bearing deposits	21,320			18,634			2,686	14
Other liabilities	2,494			2,203			291	13

Total liabilities	75,418			71,220			4,198	6
Equity
UNBC Stockholder’s equity	12,209			10,708			1,501	14
Noncontrolling interests	254			269			(15)	(6)

Total equity	12,463			10,977			1,486	14

Total liabilities and equity	$87,881			$82,197			$5,684	7%

Net interest income/spread (taxable-equivalent basis)		657	3.06%		608	3.07%			49	8%
Impact of noninterest bearing deposits			0.22			0.20
Impact of other noninterest bearing sources			0.04			0.04
Net interest margin			3.32			3.31
Less: taxable-equivalent adjustment		3			2				1	50

Net interest income		$654			$606				$48	8

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

nm = not meaningful

	For the Nine Months Ended						Increase (Decrease)
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense(1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$20,066	$573	3.81%	$16,035	$476	3.97%	$4,031	25%	$97	20%
Commercial mortgage	8,204	248	4.03	7,780	251	4.31	424	5	(3)	(1)
Construction	720	22	4.12	1,148	35	4.11	(428)	(37)	(13)	(37)
Lease financing	1,006	32	4.23	748	24	4.20	258	34	8	33
Residential mortgage	20,396	654	4.28	18,316	662	4.82	2,080	11	(8)	(1)
Home equity and other consumer loans	3,627	105	3.85	3,785	120	4.26	(158)	(4)	(15)	(13)

Total loans, excluding FDIC covered loans	54,019	1,634	4.04	47,812	1,568	4.38	6,207	13	66	4
FDIC covered loans	773	219	37.88	1,309	138	14.03	(536)	(41)	81	59

Total loans held for investment	54,792	1,853	4.51	49,121	1,706	4.64	5,671	12	147	9
Securities	23,657	409	2.30	20,421	405	2.64	3,236	16	4	1
Interest bearing deposits in banks	1,254	2	0.25	2,300	5	0.25	(1,046)	(45)	(3)	(60)
Federal funds sold and securities purchased under resale agreements	62	—	0.21	76	—	0.11	(14)	(18)	—	—
Trading account assets	185	1	0.57	151	1	0.84	34	23	—	0
Other earning assets	135	—	0.15	59	—	1.03	76	129	—	—

Total earning assets	80,085	2,265	3.77	72,128	2,117	3.92	7,957	11	148	7

Allowance for loan losses	(710)			(985)			275	28
Cash and due from banks	1,299			1,236			63	5
Premises and equipment, net	659			693			(34)	(5)
Other assets	7,600			7,798			(198)	(3)

Total assets	$88,933			$80,870			$8,063	10%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$25,926	$43	0.22	$24,325	$43	0.24	$1,601	7	$—	0
Savings	5,271	6	0.16	5,042	9	0.25	229	5	(3)	(33)
Time	12,636	122	1.29	11,847	107	1.21	789	7	15	14

Total interest bearing deposits	43,833	171	0.52	41,214	159	0.52	2,619	6	12	8

Commercial paper and other short-term borrowings(4)	3,851	8	0.27	2,640	5	0.23	1,211	46	3	60
Long-term debt	5,907	111	2.50	6,443	108	2.24	(536)	(8)	3	3

Total borrowed funds	9,758	119	1.62	9,083	113	1.65	675	7	6	5

Total interest bearing liabilities	53,591	290	0.72	50,297	272	0.72	3,294	7	18	7

Noninterest bearing deposits	20,615			17,915			2,700	15
Other liabilities	2,554			1,971			583	30

Total liabilities	76,760			70,183			6,577	9
Equity
UNBC Stockholder’s equity	11,913			10,417			1,496	14
Noncontrolling interests	260			270			(10)	(4)

Total equity	12,173			10,687			1,486	14

Total liabilities and equity	$88,933			$80,870			$8,063	10%

Net interest income/spread (taxable-equivalent basis)		1,975	3.05%		1,845	3.20%			130	7%
Impact of noninterest bearing deposits			0.20			0.19
Impact of other noninterest bearing sources			0.04			0.02
Net interest margin			3.29			3.41
Less: taxable-equivalent adjustment		9			7				2	29

Net interest income		$1,966			$1,838				$128	7

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

Net interest income for the third quarter of 2012 increased $48 million, or 8 percent, compared with the third quarter of 2011. The increase was primarily due to growth in both total loans, excluding FDIC covered loans, and securities, as well as a more favorable mix of total earning assets, which were partially offset by lower yields. Average total loans, excluding FDIC covered loans, and securities increased $5.6 billion and $3.4 billion, respectively, for the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the three and nine months ended September 30, 2012 and 2011:

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012	September 30, 2011	Increase (Decrease)		September 30, 2012	September 30, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$51	$51	$—	—%	$158	$153	$5	3%
Securities gains, net	41	1	40	nm	88	58	30	52
Trust and investment management fees	29	33	(4)	(12)	86	101	(15)	(15)
Trading account activities	26	27	(1)	(4)	82	88	(6)	(7)
Merchant banking fees	24	27	(3)	(11)	66	75	(9)	(12)
Brokerage commissions and fees	11	12	(1)	(8)	32	37	(5)	(14)
Card processing fees, net	8	17	(9)	(53)	24	50	(26)	(52)
Other	(1)	17	(18)	nm	30	103	(73)	(71)

Total noninterest income	$189	$185	$4	2%	$566	$665	$(99)	(15)%

nm	= not meaningful

Noninterest Expense

(Dollars in millions)	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012	September 30, 2011	Increase (Decrease)		September 30, 2012	September 30, 2011	Increase (Decrease)
			Amount	Percent			Amount	Percent
Salaries and other compensation	$279	$282	$(3)	(1)%	$814	$825	$(11)	(1)%
Employee benefits	77	66	11	17	257	213	44	21

Salaries and employee benefits	356	348	8	2	1,071	1,038	33	3
Net occupancy and equipment	65	64	1	2	197	196	1	1
Professional and outside services	54	55	(1)	(2)	147	154	(7)	(5)
Intangible asset amortization	20	25	(5)	(20)	62	74	(12)	(16)
Software	16	16	—	—	51	48	3	6
Regulatory assessments	14	14	—	—	48	54	(6)	(11)
Low income housing credit investment amortization	16	16	—	—	47	47	—	—
Advertising and public relations	12	9	3	33	36	33	3	9
Communications	10	10	—	—	30	31	(1)	(3)
Data processing	9	9	—	—	27	29	(2)	(7)
(Reversal of) provision for losses on off-balance sheet commitments	(4)	—	(4)	nm	(7)	(31)	24	77
Other	70	37	33	89	142	123	19	15

Total noninterest expense	$638	$603	$35	6%	$1,851	$1,796	$55	3%

nm	= not meaningful

Noninterest income increased to $189 million in the third quarter 2012 from $185 million in the third quarter 2011 but decreased for the nine months ended September 30, 2012 to $566 million from $665 million for the nine months ended September 30, 2011. Gains from the sale of securities totaled $41 million in the third quarter of 2012, reflecting securities portfolio rebalancing activities. Offsets to the securities gains included the impact of amortization adjustments to the FDIC indemnification asset, lower card processing fees due to lower transaction fees charged, and lower trust and investment management fees due to the sale of certain business units in the first quarter 2012. Improved credit performance on our FDIC covered loans increased the amortization rate for the FDIC indemnification asset recorded in other noninterest income, but was offset by a corresponding increase in interest income recorded on our FDIC covered loans.

Noninterest expense in the third quarter of 2012 was $638 million compared with $603 million in the third quarter of 2011. The increase was primarily due to prepayment fees from the early extinguishment of wholesale borrowings that were recorded in other noninterest expense.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012. The following table shows the calculation of this ratio for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Noninterest Expense	$638	$603	$1,851	$1,796
Less: Foreclosed asset expense	—	4	2	8
Less: (Reversal of) provision for losses on off-balance sheet commitments	(4)	—	(7)	(31)
Less: Productivity initiative costs	10	33	18	42
Less: Low income housing credit (LIHC) investment amortization expense	15	15	46	47
Less: Expenses of the LIHC consolidated variable interest entities (VIEs)	10	6	25	18
Less: Merger costs related to acquisitions	6	1	10	24
Less: Net adjustments related to privatization transaction	21	26	64	77
Less: Debt fees from balance sheet repositioning	30	—	30	—

Net noninterest expense (a)	$550	$518	$1,663	$1,611

Total Revenue	$843	$791	$2,532	$2,503
Add: Net interest income taxable-equivalent adjustment	3	2	9	7
Less: Productivity initiative gains	—	—	23	—
Less: Accretion related to privatization-related fair value adjustments	12	10	33	47
Less: Gains from securities with debt termination fees from balance sheet repositioning	30	—	30	—

Total revenue (b)	$804	$783	$2,455	$2,463

Adjusted efficiency ratio (a)/(b)	68.37%	66.12%	67.77%	65.42%

Income Tax Expense

The effective income tax rate was 27 percent in the third quarter of 2012 compared with 17 percent in the third quarter of 2011. The effective tax rate in the third quarter of 2011 was significantly impacted by income tax benefits related to a change in estimate to the valuation of FDIC covered assets.

Our effective tax rate was 25 percent for the nine months ended September 30, 2012, compared with 31 percent in the nine months ended September 30, 2011. The lower rate was primarily attributable to the larger impact of low-income housing and alternative energy income tax credits on lower pre-tax income during 2012.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A and Note 10 to the consolidated financial statements in our 2011 Form 10-K.

Balance Sheet Analysis

Securities

Our securities portfolio is managed to maximize total return while maintaining prudent levels of credit quality, market risk and liquidity. At September 30, 2012, substantially all of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our consolidated financial statements included in this Form 10-Q. Substantially all of our securities available for sale are held for Asset and Liability Management (ALM) and liquidity management purposes.

Our securities held to maturity consist of U.S. government and government sponsored agencies residential mortgage-backed securities and collateralized loan obligations (CLOs). On September 30, 2012, we transferred certain of our CLOs with a carrying amount immediately prior to transfer of $1.1 billion from held to maturity to available for sale, due to a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes under rules proposed by the U.S. federal banking agencies in June 2012. Accordingly, we no longer intend to hold these securities to maturity.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type at the end of each period presented:

	September 30, 2012	December 31, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$20,124	$19,226	$898	5%
Commercial mortgage	8,293	8,175	118	1
Construction	678	870	(192)	(22)
Lease financing	962	965	(3)	—

Total commercial portfolio	30,057	29,236	821	3

Residential mortgage	21,335	19,625	1,710	9
Home equity and other consumer loans	3,494	3,730	(236)	(6)

Total consumer portfolio	24,829	23,355	1,474	6

Total loans held for investment, excluding FDIC covered loans	54,886	52,591	2,295	4
FDIC covered loans	524	949	(425)	(45)

Total loans held for investment	$55,410	$53,540	$1,870	3

Commercial and Industrial Loans

Our commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either September 30, 2012 or December 31, 2011.

The commercial and industrial portfolio increased $898 million, or 5 percent, from December 31, 2011 to September 30, 2012, reflecting generally improved lending conditions, including greater access among borrowers to more refinancing options.

Construction and Commercial Mortgage Loans

We engage in real estate lending that includes commercial mortgage loans and construction loans secured by deeds of trust. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 77 percent of which are to borrowers located in California, 8 percent in Washington, and the remaining 15 percent in various other states.

Construction loans are extended primarily to commercial property developers and to residential builders. The construction loan portfolio decreased $192 million, or 22 percent, from December 31, 2011 to September 30, 2012, due to a decline in loans to commercial property developers. Geographically, 67 percent of the construction loan portfolio was domiciled in California as of September 30, 2012.

Residential Mortgage Loans

We originate residential mortgage loans secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington, and we periodically purchase loans in our market area. We hold substantially all of the loans we originate. The residential mortgage portfolio increased $1.7 billion, or 9 percent, from December 31, 2011 to September 30, 2012, as we experienced strong origination activity.

At September 30, 2012, 65 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 3 of our consolidated financial statements included in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at September 30, 2012.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At September 30, 2012, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 34 percent of our total residential loan portfolio. At September 30, 2012, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $168 million, compared with $174 million at December 31, 2011. These loan delinquency rates remained below the industry average for California prime loans.

Home Equity and Other Consumer Loans

We originate home equity and other consumer loans and lines, principally through our branch network and Private Banking Offices. We had approximately 34 percent and 33 percent of these home equity loans and lines supported by first liens on residential properties at September 30, 2012 and December 31, 2011, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations.

Lease Financing

We classify our leases as either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At September 30, 2012, we had leveraged leases of $708 million, which were net of non-recourse debt of approximately $1.1 billion. In accordance with accounting guidance for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

FDIC Covered Loans

We acquired loans as part of the FDIC-assisted acquisitions of certain assets and assumption of certain liabilities of Frontier Bank (Frontier) and Tamalpais Bank (Tamalpais) during the second quarter of 2010. All of the acquired loans are covered under loss share agreements with the FDIC and are referred to as “FDIC covered loans.” We will be reimbursed for a substantial portion of any future losses on the FDIC covered loans under the terms of the FDIC loss share agreements. Total FDIC covered loans outstanding at September 30, 2012 were composed of $460 million in commercial and industrial, commercial mortgage, and construction loans, and $64 million in residential mortgage and other consumer loans. FDIC covered loans decreased $425 million from December 31, 2011 to September 30, 2012 due to runoff of the portfolio. See Note 1 to our consolidated financial statements included in our 2011 Form 10-K for more information on covered assets and FDIC loss share agreements.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.5 billion and $1.2 billion for September 30, 2012 and December 31, 2011, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

As of September 30, 2012, our sovereign and non-sovereign debt exposure to European countries experiencing significant economic and fiscal difficulties was de minimis.

Deposits

The table below presents our deposits as of September 30, 2012 and December 31, 2011.

(Dollars in millions)	September 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percent
Interest checking	$4,851	$3,757	$1,094	29%
Money market	22,609	21,276	1,333	6

Total interest-bearing transaction and money market accounts	27,460	25,033	2,427	10
Savings	5,144	5,169	(25)	—
Time	11,049	13,620	(2,571)	(19)

Total interest bearing deposits(1)	43,653	43,822	(169)	—
Noninterest bearing deposits	21,490	20,598	892	4

Total deposits	$65,143	$64,420	$723	1

(1)Total interest bearing deposits include:
Brokered deposits:
Interest bearing transaction and money market accounts	$2,541	$2,119	$422	20
Time	2,862	2,310	552	24

Total interest bearing brokered deposits	5,403	4,429	974	22
Nonbrokered deposits	38,250	39,393	(1,143)	(3)

Total interest bearing deposits	$43,653	$43,822	$(169)	—

Core Deposits:

Total deposits	$65,143	$64,420	$723	1
Less: Total brokered deposits	5,403	4,429	974	22
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	4,599	7,151	(2,552)	(36)

Total core deposits	$55,141	$52,840	$2,301	4

Total deposits and core deposits increased $723 million and $2.3 billion, respectively, from December 31, 2011 to September 30, 2012. Core deposits as a percentage of total deposits increased to 85% at September 30, 2012 compared with 82% at December 31, 2011. This increase reflected a strategic shift in our deposit mix from higher cost certificates of deposit to lower yielding interest bearing and money market account products.

Allowance for Credit Losses

Allowance Policy and Methodology

We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 3 of our consolidated financial statements in this Form 10-Q.

Allowance and Related Provision for Credit Losses

We recorded a provision for loan losses of $45 million in the third quarter of 2012, compared with a reversal of the provision for loan losses of $13 million in the third quarter of 2011. The increase in the provision for loan losses was primarily due to the implementation of recent OCC regulatory accounting guidance and the increased uncertainty in the macroeconomic outlook. The recent OCC regulatory accounting guidance requires that loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower be charged off to their collateral value.

The ratio of nonaccrual loans to total loans held for investment, excluding FDIC covered loans, decreased to 0.92 percent at September 30, 2012 from 1.12 percent at December 31, 2011. Criticized credits in the commercial segment declined from $2.0 billion at December 31, 2011 to $1.5 billion at September 30, 2012. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable.

Changes in the Unallocated Allowance

The unallocated allowance increased to $168 million at September 30, 2012, compared with $135 million at December 31, 2011. The unallocated reserve captures the inherent losses not included in the allocated allowance and reflects the fiscal challenges for the U.S. government, the State of California and various local governments, extended collection periods for residential mortgage loans, and the continuation of historically low natural gas and power prices.

Change in the Total Allowance for Credit Losses

The following table sets forth a reconciliation of changes in our allowance for credit losses:

(Dollars in millions)	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Balance, beginning of period	$656	$826	$(170)	(21)%	$764	$1,191	$(427)	(36)%
(Reversal of) provision for loan losses, excluding FDIC covered loans	43	(13)	56	431	31	(207)	238	115
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	2	—	2	100	(1)	(2)	1	50
Increase (decrease) in allowance covered by FDIC indemnification	8	—	8	100	(1)	(5)	4	80
Other	1	(1)	2	200	1	(1)	2	200
Loans charged off:
Commercial and industrial	12	20	(8)	(40)	56	54	2	4
Commercial mortgage	1	10	(9)	(90)	12	48	(36)	(75)
Construction	—	—	—	—	11	4	7	175
Lease financing	—	5	(5)	(100)	—	76	(76)	(100)

Total commercial portfolio	13	35	(22)	(63)	79	182	(103)	(57)

Residential mortgage	22	13	9	69	43	40	3	8
Home equity and other consumer loans	19	8	11	138	37	29	8	28

Total consumer portfolio	41	21	20	95	80	69	11	16

FDIC covered loans	3	1	2	200	5	2	3	150

Total loans charged off	57	57	—	—	164	253	(89)	(35)

Recoveries of loans previously charged off:
Commercial and industrial	7	5	2	40	19	20	(1)	(5)
Commercial mortgage	5	1	4	400	8	11	(3)	(27)
Construction	1	4	(3)	(75)	7	10	(3)	(30)

Total commercial portfolio	13	10	3	30	34	41	(7)	(17)

Residential mortgage	—	1	(1)	(100)	—	1	(1)	(100)
Home equity and other consumer loans	1	1	—	—	2	2	—	—

Total consumer portfolio	1	2	(1)	(50)	2	3	(1)	(33)

FDIC covered loans	1	1	—	—	2	1	1	100

Total recoveries of loans previously charged off	15	13	2	15	38	45	(7)	(16)

Net loans charged off	42	44	(2)	(5)	126	208	(82)	(39)

Ending balance of allowance for loan losses	668	768	(100)	(13)	668	768	(100)	(13)
Allowance for losses on off-balance sheet commitments	126	131	(5)	(4)	126	131	(5)	(4)

Allowance for credit losses	$794	$899	$(105)	(12)%	$794	$899	$(105)	(12)%

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on FDIC covered loans	$656	$751	$(95)	(13)%	$656	$751	$(95)	(13)%
Allowance for loan losses on FDIC covered loans	12	17	(5)	(29)	12	17	(5)	(29)

Total allowance for loan losses	$668	$768	$(100)	(13)%	$668	$768	$(100)	(13)%

Allowance for credit losses, excluding allowance on FDIC covered loans	$782	$882	$(100)	(11)%	$782	$882	$(100)	(11)%
Allowance for credit losses on FDIC covered loans	12	17	(5)	(29)	12	17	(5)	(29)

Total allowance for credit losses	$794	$899	$(105)	(12)%	$794	$899	$(105)	(12)%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. In accordance with recently issued federal banking agency supervisory guidance, the Company reports junior lien loans as nonperforming when the first lien loan becomes 90 days or more past due even if the junior lien loan is performing. Effective in the second quarter of 2012, we reclassified $21 million of performing home equity loans to nonaccrual. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2011 Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets:

(Dollars in millions)	September 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percent
Commercial and industrial	$36	$127	$(91)	(72)%
Commercial mortgage	91	139	(48)	(35)
Construction	—	16	(16)	(100)

Total commercial portfolio	127	282	(155)	(55)

Residential mortgage	325	285	40	14
Home equity and other consumer loans	52	24	28	117

Total consumer portfolio	377	309	68	22

Total nonaccrual loans, excluding FDIC covered loans	504	591	(87)	(15)
FDIC covered loans	30	47	(17)	(36)

Total nonaccrual loans	534	638	(104)	(16)
OREO, excluding FDIC covered OREO	22	27	(5)	(19)
FDIC covered OREO	81	117	(36)	(31)

Total nonperforming assets	$637	$782	$(145)	(19)

Total nonperforming assets, excluding FDIC covered assets	$526	$618	$(92)	(15)

Troubled debt restructurings:
Accruing	$364	$252	$112	44

Nonaccruing (included in total nonaccrual loans above)	$228	$221	$7	3

Allowance for loan losses	$668	$764	$(96)	(13)

Allowance for credit losses	$794	$897	$(103)	(11)

During the third quarters of 2012 and 2011, we sold nonperforming loans of $26 million and $15 million, respectively. During the nine months ended September 30, 2012 and 2011, we sold nonperforming loans of $61 million and $101 million, respectively.

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

Modifications of FDIC covered loans that are accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans do not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, modifications of loans within such pools are not considered TDRs.

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2012 and December 31, 2011. Refer to Note 3 to our consolidated financial statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commercial and industrial	$173	$151	0.86%	0.79%
Commercial mortgage	112	104	1.35	1.27
Construction	39	66	5.69	7.55

Total commercial portfolio	324	321	1.08	1.10

Residential mortgage	244	142	1.14	0.72
Home equity and other consumer loans	18	2	0.52	0.05

Total consumer portfolio	262	144	1.06	0.62

FDIC covered loans	6	8	1.20	0.80

Total restructured loans	$592	$473	1.07	0.88

Due to the implementation of recent OCC regulatory accounting guidance in the third quarter of 2012, the Company considers single-family residential mortgages and home equity loans to be TDRs when the loan has been discharged in Chapter 7 bankruptcy and the borrower has not reaffirmed the debt. As a result of implementing this guidance, we recorded $67 million of consumer loans as TDRs, $35 million of which were placed on nonaccrual at September 30, 2012. We also recorded incremental charge-offs of $17 million in the third quarter of 2012 reflecting the write-down to collateral value of loans subjected to this guidance.

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $1 million at both September 30, 2012 and December 31, 2011. These amounts exclude FDIC covered loans accounted for within loan pools in accordance with the accounting standards for purchased credit-impaired loans. The past due status of individual loans within the pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level.

Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios:

UnionBanCal Corporation

(Dollars in millions)	September 30, 2012	December 31, 2011
Capital Components
Tier 1 capital	$10,196	$9,641
Tier 2 capital	1,288	1,501

Total risk-based capital	$11,484	$11,142

Risk-weighted assets	$74,065	$69,738

Average total assets for leverage capital purposes	$84,763	$84,300

	September 30, 2012		December 31, 2011			September 30, 2012 Minimum Regulatory Requirement			September 30, 2012 “Well-Capitalized” Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$10,196	13.77%	$9,641	13.82%	≥	$2,963	4.0%	≥	$4,444	6.0%
Total capital (to risk-weighted assets)	11,484	15.51	11,142	15.98	≥	5,925	8.0	≥	7,407	10.0
Tier 1 leverage(1)	10,196	12.03	9,641	11.44	≥	3,391	4.0	≥	na	na

(1)	Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

na—not applicable

Union Bank, N.A.

(Dollars in millions)	September 30, 2012	December 31, 2011
Capital Components
Tier 1 capital	$9,096	$8,588
Tier 2 capital	1,193	1,416

Total risk-based capital	$10,289	$10,004

Risk-weighted assets	$73,662	$69,329

Average total assets for leverage capital purposes	$84,473	$83,797

	September 30, 2012		December 31, 2011			September 30, 2012 Minimum Regulatory Requirement			September 30, 2012 “Well-Capitalized” Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$9,096	12.35%	$8,588	12.39%	≥	$2,946	4.0%	≥	$4,420	6.0%
Total capital (to risk-weighted assets)	10,289	13.97	10,004	14.43	≥	5,893	8.0	≥	7,366	10.0
Tier 1 leverage(1)	9,096	10.77	8,588	10.25	≥	3,379	4.0	≥	4,224	5.0

(1)	Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including minimum capital requirements. We are both required to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Leverage ratio). We interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. As of September 30, 2012, management believes the capital ratios of the Company and Union Bank met all regulatory requirements of “well-capitalized” institutions.

In January 2012, the Company timely filed its Capital Plan Review (“CapPR”) with the Federal Reserve. The CapPR is an assessment of the capital plans of bank holding companies in the U.S. with total assets exceeding $50 billion that were not included in the Federal Reserve’s Comprehensive Capital Analysis and Review of the largest U.S. bank holding companies. In March 2012, the Company was notified by the Federal Reserve that it did not object to the Company’s CapPR as submitted. The Federal Reserve’s regulations provide that a bank holding company may be required to revise and re-submit its capital plan if certain material events occur after adoption of its plan. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” in our 2011 Form 10-K.

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

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percent
Total UNBC stockholder’s equity	$12,437	$11,562	$875	8%
Goodwill	(2,457)	(2,457)	—	—
Intangible assets	(298)	(360)	62	17
Deferred tax liabilities related to goodwill and intangible assets	117	130	(13)	(10)

Tangible common equity (a)	$9,799	$8,875	$924	10

Tier 1 capital, determined in accordance with regulatory requirements/ Tier 1 common equity (b)	$10,196	$9,641	$555	6
Total assets	$88,185	$89,676	$(1,491)	(2)
Goodwill	(2,457)	(2,457)	—	—
Intangible assets	(298)	(360)	62	17
Deferred tax liabilities related to goodwill and intangible assets	117	130	(13)	(10)

Tangible assets (c)	$85,547	$86,989	$(1,442)	(2)

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$74,065	$69,738	$4,327	6%

Tangible common equity ratio (a)/(c)	11.46%	10.20%
Tier 1 common capital ratio (b)/(d)	13.77	13.82

In June 2012, the federal banking agencies jointly issued three Notices of Proposed Rulemaking (NPRs) that would revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. The NPRs, in their current form, would establish more restrictive capital definitions, additional categories and higher risk-weightings for certain asset classes and off-balance sheet items, higher minimum capital ratios and capital buffers that would be added to the minimum capital requirements. The rules would be implemented on a graduated, transitional basis between January 1, 2013 and January 1, 2019. At the end of the transitional period, banks and bank holding companies would be required to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7 percent, composed of a minimum ratio of 4.5 percent and a 2.5 percent capital conservation buffer. The proposed NPRs have been exposed for public comment and are subject to further modification by the federal banking agencies. The NPRs did not address the additional capital requirements for systemically important financial institutions that were included in the Basel III capital framework. Those requirements are expected to be addressed in future rulemaking proposals. The Company is evaluating the impact the proposed rules would have on its capital management policy and expects to exceed the minimum capital requirements within the prescribed implementation timelines.

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

(Dollars in millions)	September 30, 2012	December 31, 2011
Effect on NII:
Increase 200 basis points	$132.6	$98.8
as a percentage of base case NII	5.37%	3.98%
Decrease 100 basis points	$(41.9)	$(63.4)
as a percentage of base case NII	(1.70)%	(2.55)%

Generally, our short-term assets re-price faster than short-term non-maturity liabilities. As a result, higher short-term rates would increase NII. Alternatively, gradually lower short-term rates would decrease NII. With regard to the curve shape, curve steepening would increase NII while curve flattening would decrease NII.

We believe that our EaR simulation provides management with a reasonably comprehensive view of the sensitivity of NII to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower’s propensity or ability to act. The deposit model uses the Company’s historical deposit balance and pricing to forecast future deposit behavior. Customer behavior may have changed significantly since the financial crisis, with increased uncertainty about the durability of deposit inflows and outflows. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing and investment, funding and hedging activities.

ALM Activities

Generally, in managing the interest rate sensitivity of our balance sheet, we coordinate various strategies and update them as needed. During the nine months ended September 30, 2012, the Bank’s asset sensitive EaR profile decreased slightly as changes were made to balance sheet composition as well as to forecasted new activity over the next twelve months.

ALM Securities

On September 30, 2012, we transferred certain CLO securities with a carrying amount immediately prior to transfer of $1.1 billion from held to maturity to available for sale, due to a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes under rules proposed by the U.S. federal banking agencies in June 2012. Accordingly, we no longer intend to hold these securities to maturity. We transferred approximately $155 million of mortgage-backed securities from securities available for sale to securities held to maturity during the first nine months of 2012. Additional mortgage-backed securities were purchased during the first nine months of 2012 into the held to maturity portfolio. At September 30, 2012 and December 31, 2011, our ALM securities portfolio included $20.5 billion and $22.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by agencies of the U.S. government and U.S. government-sponsored agencies, residential and commercial mortgage-backed securities, and asset-backed securities and had an expected weighted average life of 2.9 years at September 30, 2012. At September 30, 2012, approximately $4.4 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2012, we purchased $2.5 billion and sold $1.9 billion of securities, as part of our investment portfolio strategy, while $2.1 billion of ALM securities matured, were paid down, or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 1.8 at September 30, 2012, compared with 1.7 at December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 1.8 suggests an expected price decrease of approximately 1.8 percent for an immediate 1 percent parallel increase in interest rates.

ALM Derivatives

During the nine months ended September 30, 2012, the notional amount of the ALM derivatives portfolio increased by $4.1 billion as the Bank added $5.8 billion of receive fixed interest rate swap contracts to hedge floating rate commercial loans, terminated $1.2 billion of pay fixed interest rate swap contracts previously used to hedge floating rate borrowings, and $0.5 billion of interest rate cap contracts expired.

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

(Dollars in millions)	September 30, 2012	December 31, 2011	Increase (Decrease)
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$—	$1,150	$(1,150)
Interest rate swap receive fixed contracts	8,000	2,250	5,750
Interest rate cap purchased contracts	3,500	4,000	(500)

Total interest rate contracts	$11,500	$7,400	$4,100

Fair value of positions held for purposes other than trading:
Gross positive fair value	$53	$3	$50
Gross negative fair value	—	10	(10)

Positive (negative) fair value of positions, net	$53	$(7)	$60

Trading Activities

We enter into trading account activities primarily as a financial intermediary for customers and, to a much lesser extent, for our own account. By acting as a financial intermediary, we are able to provide our customers with access to a range of products supporting the securities, foreign exchange and derivatives markets. In acting for our own account, we may take positions in certain securities, foreign exchange and interest rate instruments, subject to various limits in amount, tenor and other respects, with the objective of generating trading profits.

We believe that the risks associated with these positions are prudently managed. We utilize a combination of position limits, Value-at-Risk (VaR), and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99 percent confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within the maximum limit of $14 million established by Board policy for total trading positions. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

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

As of September 30, 2012, we had a notional amount of $37.2 billion of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account, accepting risks up to management approved VaR levels. As of September 30, 2012, we had a notional amount of $3.5 billion of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account, accepting risks up to management approved VaR levels. As of September 30, 2012, we had a notional amount of $3.7 billion of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and we enter into matching contracts with other counterparties, to remove our exposure to market risk. As of September 30, 2012, we had notional amounts of $0.8 billion, $2.1 billion and $3.5 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2012 and December 31, 2011 and the change in fair value between September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$37,177	$33,903	$3,274
Commodity contracts	5,761	5,136	625
Foreign exchange contracts(1)	4,304	3,762	542
Equity contracts	3,491	3,037	454
Other contracts	35	—	35

Total	$50,768	$45,838	$4,930

Fair value of positions held for trading purposes:
Gross positive fair value	$1,494	$1,346	$148
Gross negative fair value	1,407	1,297	110

Positive fair value of positions, net	$87	$49	$38

(1)	Excludes spot contracts with a notional amount of $0.9 billion and $0.4 billion at September 30, 2012 and December 31, 2011, respectively.

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

In response to balance sheet changes, wholesale funding decreased by $4.5 billion from $15.0 billion at December 31, 2011 to $10.5 billion at September 30, 2012. Total deposits increased $0.7 billion from $64.4 billion at December 31, 2011 to $65.1 billion at September 30, 2012.

Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2012, our core deposits totaled $55.1 billion and our total loan-to-total deposit ratio was 85.1 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank (FRB). As of September 30, 2012, the Bank had $2.1 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the FRB of $26.2 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities decreased by $1.7 billion from $17.6 billion at December 31, 2011 to $15.9 billion at September 30, 2012.

•

The Bank has an $8.0 billion unsecured Bank Note Program, which increased by $4.0 billion in March 2012. Available funding under the Bank Note Program was $4.7 billion at September 30, 2012. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of September 30, 2012, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

We believe that these sources, in addition to our core deposits and equity capital, provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency downgrades of Japan’s credit rating and related rating downgrades for most major Japanese banks, including BTMU, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part II, Item 1A. “Risk Factors” in this Form 10-Q. The following table provides our credit ratings as of September 30, 2012:

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

The tables that follow reflect the condensed income statements, selected average balance sheet items, and selected financial ratios, including changes from the prior year, for each of our reportable business segments. Business unit results are prepared using various management accounting methodologies to measure the performance of the individual units. Our management accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the nine months ended September 30, 2012, we refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended September 30,		Increase (Decrease)		As of and for the Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$269	$273	$(4)	(1)%	$349	$321	$28	9%
Noninterest income (expense)	56	67	(11)	(16)	146	143	3	2

Total revenue	325	340	(15)	(4)	495	464	31	7
Noninterest expense (income)	260	267	(7)	(3)	258	234	24	10
Credit expense (income)	6	6	—	—	38	44	(6)	(14)

Income (loss) before income taxes and including noncontrolling interests	59	67	(8)	(12)	199	186	13	7
Income tax expense (benefit)	23	26	(3)	(12)	50	48	2	4

Net income (loss) including noncontrolling interests	36	41	(5)	(12)	149	138	11	8
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$36	$41	$(5)	(12)	$149	$138	$11	8

Average balances—Market View (Dollars in millions):
Total loans held for investment	$25,627	$23,591	$2,036	9	$31,230	$27,693	$3,537	13
Total assets	26,598	24,634	1,964	8	37,556	32,138	5,418	17
Total deposits	25,617	24,585	1,032	4	36,802	31,343	5,459	17
Financial ratios—Market View
Return on average assets(1)	0.54%	0.66%			1.58%	1.71%
Adjusted efficiency ratio, excluding impact of privatization(3)	79.84	77.96			48.87	47.13

	Other				Reconciling Items
	As of and for the Three Months Ended September 30,		Increase (Decrease)		As of and for the Three Months Ended September 30,
	2012	2011	Amount	Percent	2012	2011
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$56	$31	$25	81%	$(20)	$(19)
Noninterest income (expense)	3	(6)	9	(150)	(16)	(19)

Total revenue	59	25	34	136	(36)	(38)
Noninterest expense (income)	137	116	21	18	(17)	(14)
Credit expense (income)	1	(63)	64	(102)	—	—

Income (loss) before income taxes and including noncontrolling interests	(79)	(28)	(51)	(182)	(19)	(24)
Income tax expense (benefit)	(23)	(31)	8	26	(8)	(10)

Net income (loss) including noncontrolling interests	(56)	3	(59)	nm	(11)	(14)
Deduct: Net loss from noncontrolling interests(2)	6	4	2	50	—	—

Net income (loss) attributable to UNBC	$(50)	$7	$(57)	nm	$(11)	$(14)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$629	$1,037	$(408)	(39)	$(2,201)	$(2,107)
Total assets	25,976	27,564	(1,588)	(6)	(2,249)	(2,139)
Total deposits	4,460	5,884	(1,424)	(24)	(2,459)	(2,232)
Financial ratios—Market View
Return on average assets(1)	na	na			na	na
Adjusted efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$654	$606	$48	8%
Noninterest income (expense)	189	185	4	2

Total revenue	843	791	52	7
Noninterest expense (income)	638	603	35	6
Credit expense (income)	45	(13)	58	446

Income (loss) before income taxes and including noncontrolling interests	160	201	(41)	(20)
Income tax expense (benefit)	42	33	9	27

Net income (loss) including noncontrolling interests	118	168	(50)	(30)
Deduct: Net loss from noncontrolling interests(2)	6	4	2	50

Net income (loss) attributable to UNBC	$124	$172	$(48)	(28)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$55,285	$50,214	$5,071	10
Total assets	87,881	82,197	5,684	7
Total deposits	64,420	59,580	4,840	8
Financial ratios—Market View
Return on average assets(1)	0.56%	0.83%
Adjusted efficiency ratio, excluding impact of privatization(3)	68.37	66.12

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated variable interest entities (VIEs).

(3)

The adjusted efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to acquisitions and certain costs related to productivity initiatives and debt termination fees from balance sheet repositioning) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization, gains relating to productivity initiatives to the sale of certain business units in 2012 and gains from securities associated with debt termination fees from balance sheet repositioning. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities.

na = not applicable

nm = not meaningful

	Retail Banking				Corporate Banking
	As of and for the Nine Months Ended September 30,		Increase (Decrease)		As of and for the Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$809	$817	$(8)	(1)%	$1,024	$954	$70	7%
Noninterest income (expense)	170	203	(33)	(16)	422	422	—	—

Total revenue	979	1,020	(41)	(4)	1,446	1,376	70	5
Noninterest expense (income)	787	809	(22)	(3)	740	707	33	5
Credit expense (income)	18	19	(1)	(5)	115	145	(30)	(21)

Income (loss) before income taxes and including noncontrolling interests	174	192	(18)	(9)	591	524	67	13
Income tax expense (benefit)	68	75	(7)	(9)	155	129	26	20

Net income (loss) including noncontrolling interests	106	117	(11)	(9)	436	395	41	10
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$106	$117	$(11)	(9)	$436	$395	$41	10

Average balances—Market View (Dollars in millions):
Total loans held for investment	$25,090	$23,144	$1,946	8	$31,168	$26,884	$4,284	16
Total assets	26,104	24,194	1,910	8	36,623	31,142	5,481	18
Total deposits	25,191	24,448	743	3	35,276	30,429	4,847	16
Financial ratios—Market View
Return on average assets(1)	0.54%	0.64%			1.59%	1.70%
Adjusted efficiency ratio, excluding impact of privatization(3)	80.36	79.11			48.10	47.84

	Other				Reconciling Items
	As of and for the Nine Months Ended September 30,		Increase (Decrease)		As of and for the Nine Months Ended September 30,
	2012	2011	Amount	Percent	2012	2011
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$192	$124	$68	55%	$(59)	$(57)
Noninterest income (expense)	21	95	(74)	(78)	(47)	(55)

Total revenue	213	219	(6)	(3)	(106)	(112)
Noninterest expense (income)	365	322	43	13	(41)	(42)
Credit expense (income)	(102)	(372)	270	73	(1)	(1)

Income (loss) before income taxes and including noncontrolling interests	(50)	269	(319)	(119)	(64)	(69)
Income tax expense (benefit)	(38)	101	(139)	(138)	(25)	(27)

Net income (loss) including noncontrolling interests	(12)	168	(180)	(107)	(39)	(42)
Deduct: Net loss from noncontrolling interests(2)	15	11	4	36	—	—

Net income (loss) attributable to UNBC	$3	$179	$(176)	(98)	$(39)	$(42)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$730	$1,159	$(429)	(37)	$(2,196)	$(2,066)
Total assets	28,446	27,628	818	3	(2,240)	(2,094)
Total deposits	6,407	6,382	25	—	(2,426)	(2,130)
Financial ratios—Market View
Return on average assets(1)	na	na			na	na
Adjusted efficiency ratio, excluding impact of privatization(3)	na	na			na	na

	UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$1,966	$1,838	$128	7%
Noninterest income (expense)	566	665	(99)	(15)

Total revenue	2,532	2,503	29	1
Noninterest expense (income)	1,851	1,796	55	3
Credit expense (income)	30	(209)	239	114

Income (loss) before income taxes and including noncontrolling interests	651	916	(265)	(29)
Income tax expense (benefit)	160	278	(118)	(42)

Net income (loss) including noncontrolling interests	491	638	(147)	(23)
Deduct: Net loss from noncontrolling interests(2)	15	11	4	36

Net income (loss) attributable to UNBC	$506	$649	$(143)	(22)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$54,792	$49,121	$5,671	12
Total assets	88,933	80,870	8,063	10
Total deposits	64,448	59,129	5,319	9
Financial ratios—Market View
Return on average assets(1)	0.76%	1.07%
Adjusted efficiency ratio, excluding impact of privatization(3)	67.77	65.42

(1)	Annualized.

(2)	Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

(3)

The adjusted efficiency ratio, a non-GAAP financial measure, is net noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit investment amortization expense, expenses of the consolidated VIEs, merger costs related to acquisitions and certain costs related to productivity initiatives and debt termination fees from balance sheet repositioning) as a percentage of total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization, gains relating to productivity initiatives to the sale of certain business units in 2012 and gains from securities associated with debt termination fees from balance sheet repositioning. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities.

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

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 343 full-service branches in California and 48 full-service branches in Washington and Oregon. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

  The Community Banking Division is organized geographically and serves its customers in the following ways:

—	through banking branches and ATMs, which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

—	through its call centers and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

—	through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

•	the Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

During the nine months ended September 30, 2012, net income for Retail Banking decreased 9 percent compared with the same period in 2011, resulting from a 16 percent decrease in noninterest income. The decrease in noninterest income was primarily due to lower deposit fees and card processing fees.

Average asset growth for the nine months ended September 30, 2012 compared with the same period in 2011 was primarily driven by an 8 percent increase in average loans held for investment, mainly in residential mortgages.

Average deposits increased 3 percent during the nine months ended September 30, 2012 compared with the same period in 2011. Retail Banking continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

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

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Effective February 1, 2012, the labor management trust services, retirement plan services and registered investment advisors services were sold to US Bank. The corresponding assets and systems for these business units were converted during the third quarter of 2012. The client base of Global Trust Services consists of financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional custody provides both domestic and international asset portfolio safekeeping and settlement services in addition to money markets liquidity management and securities lending. Corporate Trust acts as agent or trustee for corporate and municipal debt issues, and provides escrow and project finance agent services; and

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

During the nine months ended September 30, 2012, net income for Corporate Banking increased 10 percent, compared with the same period in 2011, primarily resulting from a 7 percent increase in net interest income and a 21 percent decrease in credit expense. During the nine months ended September 30, 2012, average loans held for investment increased 16 percent compared with the same period in 2011, primarily due to increases in our commercial and industrial loan portfolio.

During the nine months ended September 30, 2012, average deposits increased 16 percent compared with the same period in 2011, primarily due to an 18 percent increase in noninterest bearing deposits and a 15 percent increase in interest bearing deposits.

Noninterest income was flat during the nine months ended September 30, 2012, compared with the same period in 2011, primarily due to lower trust fees and merchant banking fees, offset by remittance processing revenue and gains from private capital investments.

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

The decrease in net income of $176 million for the nine months ended September 30, 2012 compared with the same period in 2011 is primarily due to the following factors:

•

a decrease in credit income of $270 million, which was due to the growth in the loan portfolio along with a moderating pace of the credit quality improvement of our loan portfolio starting in the fourth quarter of 2011. Credit income of $102 million in the nine months ended September 30, 2012 was due to the difference between the $30 million of provision for loan losses calculated under our US GAAP methodology and the $132 million in expected losses for the reportable business segments, which utilizes the expected credit loss allocation methodology. This compares to credit income of $372 million in the nine months ended September 30, 2011;

•

noninterest income decreased $74 million in the nine months ended September 30, 2012 compared with the same period in 2011. This decrease was due to amortization adjustments to the FDIC indemnification asset, driven by better than expected FDIC covered loan performance. The decrease was partially offset by higher gains on the sales of ALM investment securities; and

•	noninterest expense increased $43 million in the nine months ended September 30, 2012 compared with the same period in 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.	Controls and Procedures

Disclosure Controls. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2012. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting. During the third quarter of 2012, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Interest Income
Loans	$621	$576	$1,848	$1,700
Securities	129	123	405	404
Interest income—other	1	3	3	6

Total interest income	751	702	2,256	2,110

Interest Expense
Deposits	56	53	171	159
Long-term debt	39	41	111	108
Commercial paper and other short-term borrowings	2	2	8	5

Total interest expense	97	96	290	272

Net Interest Income	654	606	1,966	1,838
(Reversal of) provision for loan losses	45	(13)	30	(209)

Net interest income after (reversal of) provision for loan losses	609	619	1,936	2,047

Noninterest Income
Service charges on deposit accounts	51	51	158	153
Securities gains, net	41	1	88	58
Trust and investment management fees	29	33	86	101
Trading account activities	26	27	82	88
Merchant banking fees	24	27	66	75
Brokerage commissions and fees	11	12	32	37
Card processing fees, net	8	17	24	50
Other	(1)	17	30	103

Total noninterest income	189	185	566	665

Noninterest Expense
Salaries and employee benefits	356	348	1,071	1,038
Net occupancy and equipment	65	64	197	196
Professional and outside services	54	55	147	154
Intangible asset amortization	20	25	62	74
Regulatory assessments	14	14	48	54
(Reversal of) provision for losses on off-balance sheet commitments	(4)	—	(7)	(31)
Other	133	97	333	311

Total noninterest expense	638	603	1,851	1,796

Income before income taxes and including noncontrolling interests	160	201	651	916
Income tax expense	42	33	160	278

Net Income Including Noncontrolling Interests	118	168	491	638
Deduct: Net loss from noncontrolling interests	6	4	15	11

Net Income Attributable to UnionBanCal Corporation (UNBC)	$124	$172	$506	$649

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Net Income Attributable to UNBC	$124	$172	$506	$649
Other Comprehensive Income, Net of Tax:
Net change in unrealized gains on hedges	21	(3)	41	(3)
Net change in unrealized gains on securities	195	54	281	96
Foreign currency translation adjustment	1	(2)	1	(1)
Net change in pension and other benefits	16	8	46	29

Total other comprehensive income	233	57	369	121

Comprehensive Income Attributable to UNBC	357	229	875	770
Comprehensive loss from noncontrolling interests	(6)	(4)	(15)	(11)

Total Comprehensive Income	$351	$225	$860	$759

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions except for per share amount)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$1,237	$1,419
Interest bearing deposits in banks (includes $8 at September 30, 2012 and December 31, 2011 related to consolidated variable interest entities (VIEs))	1,703	2,764
Federal funds sold and securities purchased under resale agreements	32	12

Total cash and cash equivalents	2,972	4,195
Trading account assets (includes $3 at September 30, 2012 and $14 at December 31, 2011 of assets pledged as collateral)	1,236	1,135
Securities available for sale	20,907	22,833
Securities held to maturity (Fair value: September 30, 2012, $1,224; December 31, 2011, $1,429)	1,182	1,273
Loans held for investment:
Loans, excluding Federal Deposit Insurance Corporation (FDIC) covered loans	54,886	52,591
FDIC covered loans	524	949

Total loans held for investment	55,410	53,540
Allowance for loan losses	(668)	(764)

Loans held for investment, net	54,742	52,776
Premises and equipment, net	637	684
Intangible assets	298	360
Goodwill	2,457	2,457
FDIC indemnification asset	401	598
Other assets (includes $337 at September 30, 2012 and $286 at December 31, 2011 related to consolidated VIEs)	3,353	3,365

Total assets	$88,185	$89,676

Liabilities
Deposits:
Noninterest bearing	$21,490	$20,598
Interest bearing	43,653	43,822

Total deposits	65,143	64,420
Commercial paper and other short-term borrowings	2,091	3,683
Long-term debt (includes $8 at September 30, 2012 and December 31, 2011 related to consolidated VIEs)	5,540	6,684
Trading account liabilities	952	1,040
Other liabilities (includes $1 at September 30, 2012 and December 31, 2011 related to consolidated VIEs)	1,763	2,019

Total liabilities	75,489	77,846

Commitments, contingencies and guarantees—See Note 11

Equity
UNBC stockholder’s equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of September 30, 2012 and December 31, 2011	136	136
Additional paid-in capital	5,989	5,989
Retained earnings	6,752	6,246
Accumulated other comprehensive loss	(440)	(809)

Total UNBC stockholder’s equity	12,437	11,562
Noncontrolling interests	259	268

Total equity	12,696	11,830

Total liabilities and equity	$88,185	$89,676

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

	UNBC Stockholder’s Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholder’s Equity
Balance December 31, 2010	$136	$5,198	$5,468	$(677)	$266	$10,391

Net income (loss)			649		(11)	638
Other comprehensive income (loss), net of tax				121		121
Compensation expense—restricted stock units		5				5
Other					14	14

Net change	—	5	649	121	3	778

Balance September 30, 2011	$136	$5,203	$6,117	$(556)	$269	$11,169

Balance December 31, 2011	$136	$5,989	$6,246	$(809)	$268	$11,830

Net income (loss)			506		(15)	491
Other comprehensive income (loss), net of tax				369		369
Other					6	6

Net change	—	—	506	369	(9)	866

Balance September 30, 2012	$136	$5,989	$6,752	$(440)	$259	$12,696

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$491	$638
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	30	(209)
(Reversal of) provision for losses on off-balance sheet commitments	(7)	(31)
Depreciation, amortization and accretion, net	351	157
Stock-based compensation—restricted stock units	—	5
Deferred income taxes	3	185
Net gains on sales of securities	(88)	(58)
Net decrease (increase) in trading account assets	(101)	(121)
Net decrease (increase) in other assets	170	13
Net increase (decrease) in trading account liabilities	(88)	171
Net increase (decrease) in other liabilities	(591)	820
Loans originated for resale	(8)	(17)
Net proceeds from sale of loans originated for resale	6	19
Other, net	(85)	(74)

Total adjustments	(408)	860

Net cash provided by operating activities	83	1,498

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	6,109	4,463
Proceeds from matured and called securities available for sale	5,185	3,941
Purchases of securities available for sale and held to maturity	(7,751)	(7,083)
Proceeds from matured securities held to maturity	155	74
Purchases of premises and equipment, net	(50)	(44)
Proceeds from sales of loans	227	186
Net decrease (increase) in loans	(3,256)	(3,376)
Proceeds from FDIC loss share agreements	64	134
Other, net	12	(3)

Net cash provided by (used in) investing activities	695	(1,708)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	713	500
Net increase (decrease) in commercial paper and other short-term borrowings	(1,592)	1,099
Proceeds from issuance of long-term debt	895	2,000
Repayment of long-term debt	(2,025)	(513)
Other, net	2	(2)
Change in noncontrolling interests	6	14

Net cash provided by (used in) financing activities	(2,001)	3,098

Net change in cash and cash equivalents	(1,223)	2,888
Cash and cash equivalents at beginning of period	4,195	1,174

Cash and cash equivalents at end of period	$2,972	$4,062

Cash Paid During the Period For:
Interest	$276	$246
Income taxes, net	184	117
Supplemental Schedule of Noncash Investing and Financing Activities:
Carrying amount of securities held to maturity immediately prior to transfer to securities available for sale	1,112	—
Securities available for sale transferred to securities held to maturity	155	—
Net transfer of loans held for investment to loans held for sale	200	198
Transfer of loans held for investment to other real estate owned assets (OREO)	83	126

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations

The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated VIEs (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

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

Recently Issued Accounting Pronouncements That Are Not Yet Effective

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which establishes new disclosures about an entity’s rights of setoff and arrangements associated with its financial instruments and derivative instruments. The new disclosures require tabular presentation of gross exposures, amounts offset, net amounts presented on the balance sheet and amounts related to master netting or similar arrangements and/or financial collateral. This guidance is effective for interim and annual periods beginning on January 1, 2013 and must be retroactively applied to prior periods presented. As this guidance only impacts financial statement disclosures, management does not expect the adoption of this guidance to impact the Company’s financial position or results of operations.

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

Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution

In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which clarifies the accounting guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution when a change in cash flows expected to be collected occurs. The guidance specifies an entity shall subsequently account for the change in measurement of the indemnification asset on the same basis as the change in assets subject to the indemnification and limit any amortization of changes in value to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. This guidance is effective for interim and annual periods beginning on January 1, 2013. Management does not expect the adoption of this guidance to impact the Company’s financial position or results of operations.

Note 2—Securities

Securities Available for Sale

At September 30, 2012 and December 31, 2011, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value
U.S. government sponsored agencies	$2,599	$30	$—	$2,629
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	11,687	285	2	11,970
Privately issued	505	10	17	498
Commercial mortgage-backed securities	2,251	110	—	2,361
Collateralized loan obligations (CLOs)	1,652	4	66	1,590
Other debt securities	1,804	35	84	1,755
Equity securities	104	—	—	104

Total securities available for sale	$20,602	$474	$169	$20,907

Other debt securities in the table above include approximately $0.9 billion of tax-exempt conduit debt bonds. These instruments were recorded as loans held for investment at December 31, 2011 and prior periods.

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

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2012 and December 31, 2011 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$562	$2	$24	$—	$586	$2
Privately issued	59	1	158	16	217	17
CLOs	—	—	1,106	66	1,106	66
Other debt securities	985	84	23	—	1,008	84

Total securities available for sale	$1,606	$87	$1,311	$82	$2,917	$169

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	$1,106	$4	$59	$—	$1,165	$4
Privately issued	551	23	99	40	650	63
Commercial mortgage-backed securities	95	1	—	—	95	1
Other debt securities	23	2	3	—	26	2

Total securities available for sale	$1,775	$30	$161	$40	$1,936	$70

At September 30, 2012, the Company did not have the intent to sell temporarily impaired securities before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

Privately issued residential mortgage-backed securities are issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on privately issued residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, impairment recognized during the nine months ended September 30, 2012 was not significant. With respect to the remaining portfolio, at September 30, 2012, the Company expects to recover the entire amortized cost basis of these securities.

The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2012, no other-than-temporary impairment was recorded.

Other debt securities primarily consist of private placement tax-exempt debt conduit bonds, which are largely not rated. The unrealized losses on these securities resulted from credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2012, no other-than-temporary impairment was recorded.

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,195	$1,202
Due after one year through five years	2,557	2,578
Due after five years through ten years	2,295	2,231
Due after ten years	14,451	14,792

Total debt securities available for sale	$20,498	$20,803

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Proceeds from sales	$1,985	$632	$6,109	$4,463
Gross realized gains	43	1	92	59
Gross realized losses	1	—	2	—

Securities Held to Maturity

The securities held to maturity consist of CLOs and U.S. government and government sponsored agencies residential mortgage-backed securities. Management has asserted the positive intent and ability to hold these securities to maturity. At September 30, 2012 and December 31, 2011, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	September 30, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$157	$—	$21	$136	$25	$—	$161
U.S. government and government sponsored agencies—residential mortgage backed securities	1,041	5	—	1,046	17	—	1,063

Total securities held to maturity	$1,198	$5	$21	$1,182	$42	$—	$1,224

	December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,653	$—	$380	$1,273	$159	$3	$1,429

For securities held to maturity, the amount recognized in OCI primarily reflects the unrealized gain or loss at date of transfer to the held to maturity classification, net of amortization. Amortized cost is defined as the original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings.

On September 30, 2012, we transferred certain of our CLOs with a carrying amount of $1.1 billion from held to maturity to available for sale, due to a significant increase in the risk weights of debt securities used for regulatory capital purposes under rules proposed by the U.S. federal banking agencies in June 2012. The Notices of Proposed Rulemaking (NPRs) would revise regulatory capital rules for U.S. Banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. Although the NPRs have not yet been formally adopted, the Company is required to include in its annual capital plan certain components of the NPRs that adversely affect the risk weights of the transferred CLOs. The Company plans to file its capital plan with the Federal Reserve in 2013. These regulatory capital changes were not forseeable when the Company initially transferred the CLOs from available for sale to held to maturity during the first quarter of 2009. Accordingly, the Company no longer intends to hold these securities to maturity.

The carrying amount of the CLOs immediately prior to the transfer on September 30, 2012, totaled $1.1 billion, which included $301 million of unrealized losses in unamortized OCI. Following the transfer, the securities are recorded at fair value, with an unrealized loss of $62 million now recorded in OCI.

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2012 and December 31, 2011 are shown below, separately for periods less than 12 months and 12 months or more.

September 30, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$6	$—	$—	$155	$21	$—	$161	$21	$—

December 31, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,420	$380	$3	$1,420	$380	$3

The amortized cost, carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2012
(Dollars in millions)	Amortized Cost	Carrying Amount	Fair Value
Due after one year through five years	$157	$136	$161
Due after ten years	1,041	1,046	1,063

Total securities held to maturity	$1,198	$1,182	$1,224

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

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At September 30, 2012, the Company had $4.4 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($1.0 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.6 billion) and to secure public and trust deposits ($2.8 billion).

At September 30, 2012 and December 31, 2011, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $7 million (none of which has been repledged) and $12 million (all of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending.

Note 3—Loans and Allowance for Loan Losses

The following table provides the outstanding balances of loans at September 30, 2012 and December 31, 2011.

(Dollars in millions)	September 30, 2012	December 31, 2011
Loans held for investment:
Commercial and industrial	$20,124	$19,226
Commercial mortgage	8,293	8,175
Construction	678	870
Lease financing	962	965

Total commercial portfolio	30,057	29,236

Residential mortgage	21,335	19,625
Home equity and other consumer loans	3,494	3,730

Total consumer portfolio	24,829	23,355

Total loans held for investment, excluding FDIC covered loans	54,886	52,591
FDIC covered loans	524	949

Total loans held for investment(1)	55,410	53,540
Allowance for loan losses	(668)	(764)

Loans held for investment, net	$54,742	$52,776

(1)	Includes $6 million and ($30) million at September 30, 2012 and December 31, 2011, respectively, for net unamortized discounts and premiums and deferred fees and costs.

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

The accretable yield for purchased credit-impaired loans for the three and nine months ended September 30, 2012 and 2011 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Accretable yield, beginning of period	$474	$350	$424	$231
Accretion	(78)	(54)	(213)	(132)
Reclassifications from nonaccretable difference during the period	12	111	197	308

Accretable yield, end of period	$408	$407	$408	$407

The carrying amount and outstanding balance for the purchased credit-impaired loans as of September 30, 2012 and December 31, 2011 and as of the respective acquisition dates were as follows:

(Dollars in millions)	September 30, 2012	December 31, 2011	Acquisition Date
Total outstanding balance	$1,355	$2,066	$3,153

Carrying amount	$494	$902	$1,725

FDIC covered loans also include revolving lines of credit, which had a carrying amount of $30 million and $47 million as of September 30, 2012 and December 31, 2011, respectively. Acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the respective acquisition dates. The acquired loans are subject to the Bank’s internal credit review. When credit deterioration is noted subsequent to the respective acquisition dates, a provision for loan losses is charged to earnings, with a partial offset reflecting the increase to the FDIC indemnification asset for FDIC covered loans.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses is based on our regular, quarterly assessments of the estimated probable losses inherent in the loan portfolio. The Company’s methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance, the specific allowance for impaired loans and the unallocated allowance.

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segments.

	For the Three Months Ended September 30, 2012
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$388	$126	$4	$138	$656
(Reversal of) provision for loan losses	(17)	30	—	30	43
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	2	—	2
Increase in allowance covered by FDIC indemnification	—	—	8	—	8
Other	1	—	—	—	1
Loans charged off	13	41	3	—	57
Recoveries of loans previously charged off	13	1	1	—	15

Allowance for loan losses, end of period	$372	$116	$12	$168	$668

	For the Three Months Ended September 30, 2011
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$475	$151	$17	$183	$826
(Reversal of) provision for loan losses	30	13	—	(56)	(13)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	—	—	—
Decrease in allowance covered by FDIC indemnification	—	—	—	—	—
Other	(1)	—	—	—	(1)
Loans charged off	35	21	1	—	57
Recoveries of loans previously charged off	10	2	1	—	13

Allowance for loan losses, end of period	$479	$145	$17	$127	$768

	For the Nine Months Ended September 30, 2012
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(58)	56	—	33	31
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(1)	—	(1)
Other	1	—	—	—	1
Loans charged off	79	80	5	—	164
Recoveries of loans previously charged off	34	2	2	—	38

Allowance for loan losses, end of period	$372	$116	$12	$168	$668

	For the Nine Months Ended September 30, 2011
(Dollars in millions)	Commercial	Consumer	FDIC Covered Loans	Unallocated	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191
(Reversal of) provision for loan losses	(62)	26	—	(171)	(207)
Provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Other	(1)	—	—	—	(1)
Loans charged off	182	69	2	—	253
Recoveries of loans previously charged off	41	3	1	—	45

Allowance for loan losses, end of period	$479	$145	$17	$127	$768

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$20	$49	$—	$—	$69
Collectively evaluated for impairment	352	67	—	168	587
Purchased credit-impaired loans	—	—	12	—	12

Total allowance for loan losses	$372	$116	$12	$168	$668

Loans held for investment:
Individually evaluated for impairment	$350	$262	$8	$—	$620
Collectively evaluated for impairment	29,707	24,567	22	—	54,296
Purchased credit-impaired loans	—	—	494	—	494

Total loans held for investment	$30,057	$24,829	$524	$—	$55,410

	December 31, 2011
(Dollars in millions)	Commercial	Consumer	FDIC covered loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$54	$14	$1	$—	$69
Collectively evaluated for impairment	420	124	—	135	679
Purchased credit-impaired loans	—	—	16	—	16

Total allowance for loan losses	$474	$138	$17	$135	$764

Loans held for investment:
Individually evaluated for impairment	$416	$144	$12	$—	$572
Collectively evaluated for impairment	28,820	23,211	35	—	52,066
Purchased credit-impaired loans	—	—	902	—	902

Total loans held for investment	$29,236	$23,355	$949	$—	$53,540

Nonaccrual and Past Due Loans

The following table presents nonaccrual loans as of September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011
Commercial and industrial	$36	$127
Commercial mortgage	91	139
Construction	—	16

Total commercial portfolio	127	282

Residential mortgage	325	285
Home equity and other consumer loans	52	24

Total consumer portfolio	377	309

Total nonaccrual loans, excluding FDIC covered loans	504	591
FDIC covered loans	30	47

Total nonaccrual loans	$534	$638

Troubled debt restructured loans that continue to accrue interest	$364	$252

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$228	$221

In accordance with recently issued federal banking agency supervisory guidance, the Company classifies junior lien loans as nonperforming when the first lien loan becomes 90 days or more past due even if the junior lien loan is performing. Effective in the second quarter of 2012, $21 million of performing home equity loans was reclassified to nonaccrual.

The following table shows an aging of the balance of loans held for investment, excluding FDIC covered loans, by class as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$21,015	$68	$3	$71	$21,086
Commercial mortgage	8,255	32	6	38	8,293
Construction	678	—	—	—	678

Total commercial portfolio	29,948	100	9	109	30,057

Residential mortgage	20,952	187	196	383	21,335
Home equity and other consumer loans	3,428	47	19	66	3,494

Total consumer portfolio	24,380	234	215	449	24,829

Total loans held for investment, excluding FDIC covered loans	$54,328	$334	$224	$558	$54,886

	December 31, 2011
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$20,033	$121	$37	$158	$20,191
Commercial mortgage	8,111	49	15	64	8,175
Construction	855	—	15	15	870

Total commercial portfolio	28,999	170	67	237	29,236

Residential mortgage	19,228	188	209	397	19,625
Home equity and other consumer loans	3,686	24	20	44	3,730

Total consumer portfolio	22,914	212	229	441	23,355

Total loans held for investment, excluding FDIC covered loans	$51,913	$382	$296	$678	$52,591

Loans 90 days or more past due and still accruing totaled $1 million at both September 30, 2012 and December 31, 2011.

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on internal ratings, excluding $460 million and $864 million covered by FDIC loss share agreements, at September 30, 2012 and December 31, 2011, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	September 30, 2012
(Dollars in millions)	Commercial and Industrial	Construction	Commercial Mortgage	Total
Pass	$20,007	$636	$7,551	$28,194
Special Mention	609	37	249	895
Classified	318	4	303	625

Total	$20,934	$677	$8,103	$29,714

	December 31, 2011
(Dollars in millions)	Commercial and Industrial	Construction	Commercial Mortgage	Total
Pass	$18,594	$674	$7,201	$26,469
Special Mention	466	126	453	1,045
Classified	390	71	501	962

Total	$19,450	$871	$8,155	$28,476

Amounts reported for pass and criticized loans at December 31, 2011 have been restated to include $266 million and $87 million, respectively, of loans that were not originally reported in the Company’s 2011 Form 10-K.

The Company monitors the credit quality of its consumer segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which excludes $64 million and $85 million of loans covered by FDIC loss share agreements, at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$21,010	$325	$21,335
Home equity and other consumer loans	3,442	52	3,494

Total	$24,452	$377	$24,829

	December 31, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$19,340	$285	$19,625
Home equity and other consumer loans	3,706	24	3,730

Total	$23,046	$309	$23,355

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

The following tables summarize the loans in the consumer portfolio segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at September 30, 2012 and December 31, 2011. These tables exclude loans serviced by third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2012
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$16,024	$2,381	$18,405	76%
Below 720	4,305	967	5,272	22
No FICO available(1)	418	68	486	2

Total	$20,747	$3,416	$24,163	100%

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity and other consumer loans	Total	Percentage of total
FICO scores:
720 and above	$14,553	$2,533	$17,086	75%
Below 720	4,319	1,044	5,363	24
No FICO available(1)	247	69	316	1

Total	$19,119	$3,646	$22,765	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	September 30, 2012
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV ratios:
Less than 80 percent	$16,369	$2,089	$18,458	77%
80-100 percent	2,984	586	3,570	15
Greater than 100 percent	1,296	590	1,886	7
No LTV available(1)	99	65	164	1

Total	$20,748	$3,330	$24,078	100%

	December 31, 2011
(Dollars in millions)	Residential mortgage	Home equity loans	Total	Percentage of total
LTV ratios:
Less than 80 percent	$12,464	$2,028	$14,492	64%
80-100 percent	4,415	612	5,027	22
Greater than 100 percent	2,146	675	2,821	12
No LTV available(1)	94	236	330	2

Total	$19,119	$3,551	$22,670	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings

The following table provides a summary of the Company’s recorded investment in troubled debt restructurings (TDRs) as of September 30, 2012 and December 31, 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $41 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2012.

(Dollars in millions)	September 30, 2012	December 31, 2011
Commercial and industrial	$173	$151
Commercial mortgage	112	104
Construction	39	66

Total commercial portfolio	324	321

Residential mortgage	244	142
Home equity and other consumer loans	18	2

Total consumer portfolio	262	144

FDIC covered loans	6	8

Total restructured loans	$592	$473

For the nine months ended September 30, 2012, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, substantially all of the modifications were composed of interest rate reductions and maturity extensions. Due to the implementation of recent OCC regulatory accounting guidance in the third quarter of 2012, the Company considers single family residential mortgages and home equity loans as TDRs when the loan has been discharged in Chapter 7 bankruptcy and the borrower has not reaffirmed the debt. As a result of implementing this guidance, the Company recorded $67 million of consumer loans as TDRs, $35 million of which were placed on nonaccrual at September 30, 2012. The Company also recorded incremental charge-offs of $17 million in the third quarter of 2012 reflecting the write-down to collateral value of loans subjected to this guidance. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$29	$27	$103	$97
Commercial mortgage	1	1	22	20
Construction	7	7	7	7

Total commercial portfolio	37	35	132	124

Residential mortgage	74	69	127	122
Home equity and other consumer loans	28	16	28	16

Total consumer portfolio	102	85	155	138

FDIC covered loans	3	2	4	3

Total	$142	$122	$291	$265

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2012, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	As of the Three Months Ended September 30, 2012	As of the Nine Months Ended September 30, 2012
Commercial and industrial	$—	$2
Commercial mortgage	—	1
Construction	—	15

Total commercial portfolio	—	18

Residential mortgage	3	15

Total consumer portfolio	3	15

FDIC covered loans	—	6

Total	$3	$39

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

The following tables show information about impaired loans by class as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Recorded Investment			Allowance for Impaired Loans	Average Balance	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total			With an Allowance	Without an Allowance
Commercial and industrial	$125	$65	$190	$18	$201	$131	$66
Commercial mortgage	17	104	121	2	121	21	127
Construction	4	35	39	—	52	4	38

Total commercial portfolio	146	204	350	20	374	156	231

Residential mortgage	260	—	260	48	188	297	—
Home equity and other consumer loans	2	—	2	1	2	2	—

Total consumer portfolio	262	—	262	49	190	299	—

Total, excluding FDIC covered loans	408	204	612	69	564	455	231
FDIC covered loans	—	8	8	—	10	1	17

Total	$408	$212	$620	$69	$574	$456	$248

	December 31, 2011
	Recorded Investment			Allowance for Impaired Loans	Average Balance	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total			With an Allowance	Without an Allowance
Commercial and industrial	$182	$38	$220	$46	$185	$191	$40
Commercial mortgage	27	103	130	2	191	39	124
Construction	26	40	66	6	56	29	43

Total commercial portfolio	235	181	416	54	432	259	207

Residential mortgage	142	—	142	14	117	148	—
Home equity and other consumer loans	2	—	2	—	2	2	—

Total consumer portfolio	144	—	144	14	119	150	—

Total, excluding FDIC covered loans	379	181	560	68	551	409	207
FDIC covered loans	1	11	12	1	16	5	22

Total	$380	$192	$572	$69	$567	$414	$229

Interest income recognized for impaired loans during the third quarter of 2012 for the commercial, consumer and FDIC covered loan portfolio segments were $5 million, $5 million and less than $1 million, respectively. Interest income recognized for impaired loans during the nine months ended September 30, 2012 for the commercial, consumer and FDIC covered loan portfolio segments were $9 million, $8 million and $1 million, respectively.

The Company transferred a net $200 million of loans from held for investment to held for sale and sold $233 million in loans during the nine months ended September 30, 2012.

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

Consolidated VIEs

At September 30, 2012, assets of $284 million and liabilities of $9 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments. At September 30, 2012, the Company also consolidated $61 million of assets related to trusts that own and lease railcars because the Company directs the significant activities of these trusts. The assets are included in other assets on the Company’s consolidated balance sheet.

For the three and nine months ended September 30, 2012, the Company recorded $11 million and $26 million of expenses related to its consolidated VIEs, respectively. For the three and nine months ended September 30, 2011, the Company recorded $6 million and $18 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income.

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at September 30, 2012. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	September 30, 2012
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$526	$34	$808
Renewable energy investments	364	—	364
Private capital investment	15	—	20

Total unconsolidated VIEs	$905	$34	$1,192

Other Investments

The following table shows the balances of other investments as of September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011
Renewable energy investments	$364	$291
Consolidated VIEs, net of liabilities	336	285
LIHC investments—unguaranteed	348	353
LIHC investments—guaranteed	178	163
Private capital investment—cost method	9	72
Private capital investment—equity method	35	24

Total other investments	$1,270	$1,188

The Company evaluates these investments periodically for other-than-temporary impairment. During the nine months ended September 30, 2012, the Company recorded $2 million of impairment related to private capital investments accounted for under the cost method. For further information on the Company’s other investments, see Note 6 to the consolidated financial statements in the Company’s 2011 Form 10-K.

Note 5—Employee Pension and Other Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$19	$14	$4	$3	$1	$—
Interest cost	25	25	3	4	—	—
Expected return on plan assets	(37)	(37)	(4)	(4)	—	—
Amortization of transition amount	—	—	1	1	—	—
Recognized net actuarial loss	23	11	2	1	—	1

Total net periodic benefit cost	$30	$13	$6	$5	$1	$1

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$58	$43	$10	$9	$1	$1
Interest cost	75	74	9	10	2	2
Expected return on plan assets	(110)	(110)	(10)	(10)	—	—
Amortization of transition amount	—	—	1	1	—	—
Recognized net actuarial loss	67	33	6	4	1	1

Total net periodic benefit cost	$90	$40	$16	$14	$4	$4

(1)	Supplemental Executives Retirement Plan (SERP).

(2)	Executive Supplemental Benefit Plans (ESBP).

Note 6—Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2012	December 31, 2011
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.25% and 0.06% at September 30, 2012 and December 31, 2011, respectively	$119	$597
Commercial paper, with weighted average interest rates of 0.24% and 0.22% at September 30, 2012 and December 31, 2011, respectively	1,702	2,498
Other borrowed funds:
Term federal funds purchased, with a weighted average interest rate of 0.18% and 0.15% at September 30, 2012 and December 31, 2011, respectively	270	50
Federal Home Loan Bank advances, with a weighted average interest rate of 0.48% at December 31, 2011	—	500
All other borrowed funds, with a weighted average interest rate of 0.73% at December 31, 2011	—	38

Total commercial paper and other short-term borrowings	$2,091	$3,683

Note 7—Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	September 30, 2012	December 31, 2011
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$—
Subordinated debt:
Fixed rate 5.25% notes due December 2013	407	413

Total debt issued by UnionBanCal Corporation	804	413

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from January 2013 to February 2016. These notes bear a combined weighted-average rate of 1.45% at September 30, 2012 and 1.75% at December 31, 2011	2,100	3,625
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.76% at December 31, 2011	—	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.36% at September 30, 2012 and 1.48% at December 31, 2011	300	300
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.00% notes due June 2016	699	698
Fixed rate 2.125% notes due June 2017	499	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	8	8
Subordinated debt:
Fixed rate 5.95% notes due May 2016	731	741

Total debt issued by Union Bank, N.A. and other subsidiaries	4,736	6,271

Total long-term debt	$5,540	$6,684

On June 18, 2012, the Bank issued $500 million aggregate principal amount of 2.125 percent Senior Notes due 2017 (2017 Senior Notes). The 2017 Senior Notes were issued at a purchase price of 99.699 percent. The 2017 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The 2017 Senior Notes bear interest of 2.125 percent per annum payable semi-annually and mature on June 16, 2017. The net proceeds from the issuance of the 2017 Senior Notes will be used by the Bank for general corporate purposes in the ordinary course of its banking business.

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

On June 18, 2012, the Company issued $400 million in aggregate principal amount of its 3.50 percent Senior Notes due 2022 (2022 Senior Notes). The 2022 Senior Notes were issued at a purchase price of 99.20 percent. The 2022 Senior Notes bear interest at the rate of 3.50 percent per year payable semi-annually and mature on June 18, 2022. The Company may, at its option at any time, redeem the 2022 Senior Notes, in whole or in part, at a redemption price equal to the greater of (1) 100 percent of the principal amount of the 2022 Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2022 Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at a certain treasury rate plus 30 basis points, plus accrued interest to the date of redemption. The 2022 Senior Notes are senior unsecured obligations of the Company and rank senior to all of its existing and future subordinated debt and rank equally in right of payment with all of its existing and future unsecured and unsubordinated debt. However, the 2022 Senior Notes are structurally subordinated to all indebtedness of the Company’s subsidiaries, including the Bank and its Senior Notes.

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

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, by major category and by valuation hierarchy level:

	September 30, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$9	$—	$—	$9
U.S. government sponsored agencies	—	97	—	—	97
State and municipal	—	10	—	—	10
Commercial paper	—	20	—	—	20
Interest rate derivative contracts	—	1,084	—	(91)	993
Commodity derivative contracts	—	165	36	(158)	43
Foreign exchange derivative contracts	2	88	4	(33)	61
Equity derivative contracts	—	—	115	(112)	3
Other derivative contracts	—	1	—	(1)	—

Total trading account assets	2	1,474	155	(395)	1,236
Securities available for sale:
U.S. government sponsored agencies	—	2,629	—	—	2,629
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	11,970	—	—	11,970
Privately issued	—	498	—	—	498
Commercial mortgage-backed securities	—	2,361	—	—	2,361
CLOs	—	1,590	—	—	1,590
Other debt securities	—	329	1,426	—	1,755
Equity securities	104	—	—	—	104

Total securities available for sale	104	19,377	1,426	—	20,907

Other assets:
Interest rate hedging contracts	—	53	—	(43)	10

Total other assets	—	53	—	(43)	10

Total assets	$106	$20,904	$1,581	$(438)	$22,153

Percentage of Total	1%	94%	7%	(2)%	100%
Percentage of Total Company Assets	—	24%	2%	—	26%

Liabilities
Trading account liabilities:
Interest rate derivative contracts	$6	$1,021	$—	$(433)	$594
Commodity derivative contracts	—	134	36	(49)	121
Foreign exchange derivative contracts	1	90	4	(3)	92
Equity derivative contracts	—	—	115	—	115
Securities sold, not yet purchased	—	30	—	—	30

Total trading account liabilities	7	1,275	155	(485)	952
Other liabilities	—	—	77	—	77

Total liabilities	$7	$1,275	$232	$(485)	$1,029

Percentage of Total	1%	124%	22%	(47)%	100%
Percentage of Total Company Liabilities	—	2%	—	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$14	$—	$—	$—	$14
U.S. government sponsored agencies	17	—	—	—	17
State and municipal	—	17	—	—	17
Commercial paper	—	30	—	—	30
Interest rate derivative contracts	1	921	—	(85)	837
Commodity derivative contracts	—	250	—	(165)	85
Foreign exchange derivative contracts	1	87	—	(40)	48
Equity derivative contracts	—	87	—	—	87

Total trading account assets	33	1,392	—	(290)	1,135
Securities available for sale:
U.S. government sponsored agencies	6,997	—	—	—	6,997
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	13,485	—	—	13,485
Privately issued	—	738	—	—	738
Commercial mortgage-backed securities	—	1,060	—	—	1,060
Other debt securities	—	425	47	—	472
Equity securities	80	—	1	—	81

Total securities available for sale	7,077	15,708	48	—	22,833
Other assets:
Interest rate hedging contracts	—	3	—	(3)	—

Total other assets	—	3	—	(3)	—

Total assets	$7,110	$17,103	$48	$(293)	$23,968

Percentage of Total	30%	71%	—	(1)%	100%
Percentage of Total Company Assets	8%	19%	—	—	27%

Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$865	$—	$(228)	$641
Commodity derivative contracts	—	247	—	(43)	204
Foreign exchange derivative contracts	1	94	—	(7)	88
Equity derivative contracts	—	87	—	—	87
Securities sold, not yet purchased	20	—	—	—	20

Total trading account liabilities	25	1,293	—	(278)	1,040
Other liabilities	—	10	51	—	61

Total liabilities	$25	$1,303	$51	$(278)	$1,101

Percentage of Total	2%	119%	5%	(25)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011. Level 3 available for sale securities at September 30, 2012 and 2011 primarily consisted of tax-exempt conduit debt bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. In the first quarter of 2012, the Company, based on its analysis, transferred its U.S. Treasury and U.S. government sponsored agency securities from Level 1 to Level 2 and certain of its derivative contracts from Level 2 to Level 3.

	For the Three Months Ended
	September 30, 2012				September 30, 2011
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$118	$1,134	$(118)	$(72)	$48	$(8)	$(41)
Total gains (losses) (realized/unrealized):
Included in income before taxes	37	—	(37)	(5)	—	(1)	(4)
Included in other comprehensive income	—	(43)	—	—	—	—	—
Purchases/additions	3	383	(3)	—	—	—	—
Sales	(3)	—	3	—	—	—	—
Settlements	—	(48)	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—

Asset (liability) balance, end of period	$155	$1,426	$(155)	$(77)	$48	$(9)	$(45)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$37	$—	$(37)	$(5)	$—	$(1)	$(4)

	For the Nine Months Ended
	September 30, 2012				September 30, 2011
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$—	$48	$—	$(51)	$8	$(14)	$(36)
Total gains (losses) (realized/unrealized):
Included in income before taxes	3	—	(3)	(26)	—	5	(9)
Included in other comprehensive income	—	(47)	—	—	(1)	—	—
Purchases/additions	5	1,473	(5)	—	42	—	—
Sales	(6)	—	6	—	(1)	—	—
Settlements	—	(48)	—	—	—	—	—
Transfers into Level 3	153	—	(153)	—	—	—	—

Asset (liability) balance, end of period	$155	$1,426	$(155)	$(77)	$48	$(9)	$(45)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$3	$—	$(3)	$(26)	$—	$5	$(9)

Other debt securities classified within the Level 3 fair value hierarchy consist of tax-exempt conduit debt bonds. A return on equity methodology was the principal technique used to estimate the fair value of these securities. The significant unobservable inputs used in this approach include a market-required return on capital, probability of default and loss severity. As of September 30, 2012, the market required return on capital ranged from 15.0 percent to 17.0 percent with a weighted average of 16.2 percent; probability of default ranged from 0.03 percent to 8.0 percent with a weighted average of 0.6 percent; and loss severity amounts ranged from 10.0 percent to 60.0 percent with a weighted average of 35.7 percent. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 and 2011 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment:

	September 30, 2012				Loss for the Three Months Ended September 30, 2012	Loss for the Nine Months Ended September 30, 2012
(Dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3
Loans:
Impaired loans	$111	$—	$—	$111	$(34)	$(70)
Other assets:
OREO	47	—	—	47	(3)	(20)
Private equity investments	—	—	—	—	—	(2)

Total	$158	$—	$—	$158	$(37)	$(92)

	September 30, 2011				Loss for the Three Months Ended September 30, 2011	Loss for the Nine Months Ended September 30, 2011
(Dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3
Loans:
Loans Held for Sale	$2	$—	$—	$2	$—	$—
Impaired loans	199	—	—	199	(28)	(79)
Other assets:
OREO	123	—	—	123	(8)	(27)

Total	$324	$—	$—	$324	$(36)	$(106)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals.

Fair Value of Financial Instruments Disclosures

The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of September 30, 2012, and the carrying amount and the estimated fair value at December 31, 2011:

	September 30, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,972	$2,972	$2,972	$—	$—
Securities held to maturity	1,182	1,224	—	1,224	—
Loans held for investment, net of allowance for loan losses(1)	53,785	55,057	—	—	55,057
FDIC indemnification asset	401	249	—	—	249
Liabilities
Deposits	$65,143	$65,393	$—	$65,393	$—
Commercial paper and other short-term borrowings	2,091	2,091	—	2,091	—
Long-term debt	5,540	5,774	—	5,774	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$278	$278	$—	$—	$278

(1)	Excludes lease financing, net of related allowance.

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$4,195	$4,195
Securities held to maturity	1,273	1,429
Loans held for investment, net of allowance for loan losses(1)	51,823	52,423
FDIC indemnification asset	598	409

Liabilities
Deposits	$64,420	$64,420
Commercial paper and other short-term borrowings	3,683	3,684
Long-term debt	6,684	6,798

Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$287	$287

(1)	Excludes lease financing, net of related allowance.

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

Derivatives are primarily used to manage exposure to interest rate, commodity, foreign currency and credit risk, and to assist customers with their risk management objectives. The Company designates derivative instruments as those used for hedge accounting purposes, and those for trading or economic hedge purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of September 30, 2012 and December 31, 2011. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	September 30, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$11,500	Other assets	$53	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$37,177	Trading account assets	$1,084	Trading account liabilities	$1,027
Commodity contracts	5,761	Trading account assets	201	Trading account liabilities	170
Foreign exchange contracts	5,237	Trading account assets	94	Trading account liabilities	95
Equity contracts	3,491	Trading account assets	115	Trading account liabilities	115
Other contracts	35	Trading account assets	1	Trading account liabilities	—

Total derivatives not designated as hedging instruments	$51,701		$1,495		$1,407

Total derivative instruments	$63,201		$1,548		$1,407

	December 31, 2011
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$7,400	Other assets	$3	Other liabilities	$10

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,903	Trading account assets	$922	Trading account liabilities	$869
Commodity contracts	5,136	Trading account assets	250	Trading account liabilities	247
Foreign exchange contracts	4,152	Trading account assets	88	Trading account liabilities	95
Equity contracts	3,037	Trading account assets	87	Trading account liabilities	87

Total derivatives not designated as hedging instruments	$46,228		$1,347		$1,298

Total derivative instruments	$53,628		$1,350		$1,308

Derivatives Used in Asset and Liability Management

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. Derivatives are typically designated as fair value or cash flow hedges or economic hedge derivatives for those that do not qualify for hedge accounting. In the third quarters of 2012 and 2011, the Company did not have fair value hedges. The significant hedging strategies of the Company are described below.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At September 30, 2012, the weighted average remaining life of the currently active cash flow hedges was approximately 1.7 years.

The Company used purchased interest rate caps with a notional amount of $0.7 billion at September 30, 2012 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used purchased interest rate caps with a notional amount of $2.8 billion at September 30, 2012 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate component of forecasted issuances of short-term, fixed rate certificates of deposit (CDs). Net payments to be received under the cap contract offset increases in interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used interest rate swaps with a notional amount of $8 billion at September 30, 2012 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

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

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At September 30, 2012, the Company expects to reclassify approximately $17 million of income from accumulated other comprehensive income to net interest income during the twelve months ending September 30, 2013. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to September 30, 2012.

The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Derivatives in cash flow hedging relationships
			Interest income	5	(3)	Noninterest
Interest rate contracts	$39	$(8)	Interest expense(1)	$—	$(1)	expense(1)	$—	$(1)

Total	$39	$(8)		$5	$(4)		$—	$(1)

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Derivatives in cash flow hedging relationships
			Interest income	11	(7)	Noninterest
Interest rate contracts	$77	$(15)	Interest expense	$(1)	$(3)	expense(1)	$—	$(1)

Total	$77	$(15)		$10	$(10)		$—	$(1)

(1)	Amount recognized was less than $1 million.

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

The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the three and nine months ended September 30, 2012 and 2011:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Trading derivatives:
Interest rate contracts	$17	$12	$39	$31
Equity contracts	3	8	11	21
Foreign exchange contracts	4	7	17	20
Commodity contracts	(1)	—	3	2
Other contracts	(2)	(1)	(2)	5

Total	$21	$26	$68	$79

Note 10—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2011:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the period	$(15)	$6	$(9)
Less: Reclassification adjustment for net losses on hedges included in net income	10	(4)	6

Net change in unrealized losses on hedges	(5)	2	(3)

Securities:
Unrealized holding gains arising during the period on securities available for sale	165	(65)	100
Reclassification adjustment for net gains on securities available for sale included in net income	(58)	23	(35)
Less: accretion of fair value adjustment on securities available for sale	(5)	2	(3)
Less: accretion of fair value adjustment on held to maturity securities	(21)	8	(13)
Less: accretion of net unrealized losses on held to maturity securities	77	(30)	47

Net change in unrealized losses on securities	158	(62)	96

Foreign currency translation adjustment	(2)	1	(1)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	38	(15)	23
Pension and other benefits	9	(4)	5

Net change in pension and other benefits	48	(19)	29

Net change in accumulated other comprehensive loss	$199	$(78)	$121

For the Nine Months Ended September 30, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$77	$(30)	$47
Less: Reclassification adjustment for net losses on hedges included in net income	(10)	4	(6)

Net change in unrealized losses on hedges	67	(26)	41

Securities:
Unrealized holding gains arising during the period on securities available for sale	189	(74)	115
Reclassification adjustment for net gains on securities available for sale included in net income	(88)	35	(53)
Reclassification of unrealized loss on securities held to maturity transferred to available for sale	301	(118)	183
Less: accretion of fair value adjustment on securities available for sale	(2)	1	(1)
Less: accretion of fair value adjustment on held to maturity securities	(23)	9	(14)
Less: accretion of net unrealized losses on held to maturity securities	84	(33)	51

Net change in unrealized losses on securities	461	(180)	281

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	74	(29)	45

Net change in pension and other benefits	75	(29)	46

Net change in accumulated other comprehensive loss	$605	$(236)	$369

The following table presents the change in accumulated other comprehensive loss balances:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	(3)	96	(1)	29	121

Balance, September 30, 2011	$(24)	$(142)	$—	$(390)	$(556)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Change during the period	41	281	1	46	369

Balance, September 30, 2012	$24	$174	$1	$(639)	$(440)

Note 11—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments:

(Dollars in millions)	September 30, 2012
Commitments to extend credit	$28,154
Standby and commercial letters of credit	6,045
Other commitments	526

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2012, the carrying amount of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $5 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of September 30, 2012, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $168 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At September 30, 2012, the Company had a reserve of $7 million recorded related to these guarantees, which represents the remaining unamortized carrying amount of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 4 to the consolidated financial statements in this Form 10-Q.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2012, the current exposure to loss under these contracts totaled $37 million, and the maximum potential exposure to loss in the future was estimated at $42 million.

The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. In addition, management believes the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on the Company’s consolidated financial condition, operating results or liquidity.

Note 12—Business Segments

The Company has three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in “Other.” The Company has two reportable business segments: Retail Banking and Corporate Banking.

•

Retail Banking offers a range of banking products and services, primarily to individuals and small businesses, delivered generally through a network of branches and ATMs and telephone and internet access 24-hours-a-day. These products offered include mortgages, home equity lines of credit, consumer and commercial loans, and deposit accounts.

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

The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the nine months ended September 30, 2012, the Company refined our transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$269	$273	$349	$321
Noninterest income (expense)	56	67	146	143

Total revenue	325	340	495	464
Noninterest expense (income)	260	267	258	234
Credit expense (income)	6	6	38	44

Income (loss) before income taxes and including noncontrolling interests	59	67	199	186
Income tax expense (benefit)	23	26	50	48

Net income (loss) including noncontrolling interests	36	41	149	138
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$36	$41	$149	$138

Total assets, end of period—Market View (dollars in millions):	$26,895	$24,833	$37,877	$32,821

	Other		Reconciling Items
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$56	$31	$(20)	$(19)
Noninterest income (expense)	3	(6)	(16)	(19)

Total revenue	59	25	(36)	(38)
Noninterest expense (income)	137	116	(17)	(14)
Credit expense (income)	1	(63)	—	—

Income (loss) before income taxes and including noncontrolling interests	(79)	(28)	(19)	(24)
Income tax expense (benefit)	(23)	(31)	(8)	(10)

Net income (loss) including noncontrolling interests	(56)	3	(11)	(14)
Deduct: Net loss from noncontrolling interests	6	4	—	—

Net income (loss) attributable to UNBC	$(50)	$7	$(11)	$(14)

Total assets, end of period—Market View (dollars in millions):	$25,646	$28,517	$(2,233)	$(2,158)

	UnionBanCal Corporation
	As of and for the Three Months Ended September 30,
	2012	2011

Results of operations—Market View (dollars in millions):
Net interest income (expense)	$654	$606
Noninterest income (expense)	189	185

Total revenue	843	791
Noninterest expense (income)	638	603
Credit expense (income)	45	(13)

Income (loss) before income taxes and including noncontrolling interests	160	201
Income tax expense (benefit)	42	33

Net income (loss) including noncontrolling interests	118	168
Deduct: Net loss from noncontrolling interests	6	4

Net income (loss) attributable to UNBC	$124	$172

Total assets, end of period—Market View (dollars in millions):	$88,185	$84,013

	Retail Banking		Corporate Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$809	$817	$1,024	$954
Noninterest income (expense)	170	203	422	422

Total revenue	979	1,020	1,446	1,376
Noninterest expense (income)	787	809	740	707
Credit expense (income)	18	19	115	145

Income (loss) before income taxes and including noncontrolling interests	174	192	591	524
Income tax expense (benefit)	68	75	155	129

Net income (loss) including noncontrolling interests	106	117	436	395
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$106	$117	$436	$395

Total assets, end of period—Market View (dollars in millions):	$26,895	$24,833	$37,877	$32,821

	Other		Reconciling Items
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$192	$124	$(59)	$(57)
Noninterest income (expense)	21	95	(47)	(55)

Total revenue	213	219	(106)	(112)
Noninterest expense (income)	365	322	(41)	(42)
Credit expense (income)	(102)	(372)	(1)	(1)

Income (loss) before income taxes and including noncontrolling interests	(50)	269	(64)	(69)
Income tax expense (benefit)	(38)	101	(25)	(27)

Net income (loss) including noncontrolling interests	(12)	168	(39)	(42)
Deduct: Net loss from noncontrolling interests	15	11	—	—

Net income (loss) attributable to UNBC	$3	$179	$(39)	$(42)

Total assets, end of period—Market View (dollars in millions):	$25,646	$28,517	$(2,233)	$(2,158)

	UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,
	2012	2011
Results of operations—Market View (dollars in millions):
Net interest income (expense)	$1,966	$1,838
Noninterest income (expense)	566	665

Total revenue	2,532	2,503
Noninterest expense (income)	1,851	1,796
Credit expense (income)	30	(209)

Income (loss) before income taxes and including noncontrolling interests	651	916
Income tax expense (benefit)	160	278

Net income (loss) including noncontrolling interests	491	638
Deduct: Net loss from noncontrolling interests	15	11

Net income (loss) attributable to UNBC	$506	$649

Total assets, end of period—Market View (dollars in millions):	$88,185	$84,013

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For more information regarding Larsen v. Union Bank, N.A., refer to Item 3 of Part I of our 2011 Form 10-K. Final approval of the settlement agreement in that matter was granted by the court on September 13, 2012.

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

Since 2008, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and have presented challenges for the banking and financial services industry and for UnionBanCal Corporation. These developments included a general recession both globally and in the U.S. followed by a slow economic recovery and have contributed to substantial volatility in the financial markets.

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

Since 2010, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness and continue to face serious economic and financial challenges. If this trend continues or worsens, it could have adverse impacts on costs in the global debt markets that could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. Continued concerns regarding significant economic weaknesses in the European Union and, in particular, Greece, Italy, Ireland, Portugal and Spain, continue to erode confidence in European financial markets and the ability of the Euro to continue as a currency. During 2011 and continuing into 2012, leaders of the major countries in the European Union have been pursuing a variety of measures to address the Eurozone debt crisis including support plans for Greece, Ireland, Portugal and Spain. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties or their having an adverse impact on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our business and prospects.

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

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our expenses and diverts management attention from our business operations.

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

The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the Commodities and Futures Trading Commission (CFTC) and bank regulators), especially in the event that the Bank must register with the CFTC as a swaps dealer. Registration as a swaps dealer would result in significant implementation and compliance costs to the Bank. The Dodd-Frank Act’s Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. The Federal Reserve Board has confirmed that financial institutions will have until July 21, 2014 to conform to the restrictions on proprietary trading activities and on hedge fund and private equity fund activities and investments set forth in the Volcker Rule. See “Supervision and Regulation” in Item 1 of our 2011 Form 10-K for additional information.

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

Recently, several cities in the United States (including, most recently, Los Angeles and San Diego) have adopted so-called “responsible banking acts”, and other cities are considering the adoption of similar ordinances. These city ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which Union Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. In June 2012, the Federal Reserve Board and the other federal banking agencies issued notices of proposed rule-making to implement the Basel III global regulatory framework. This proposal is generally consistent with Basel III and also would implement aspects of the Dodd-Frank Act. It would require bank holding companies to maintain more and better sources of capital, as well as significantly revise the calculations for risk-weighted assets. In addition, on December 20, 2011, the Federal Reserve Board announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act for larger bank holding companies. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity, and may lead us to stop or reduce making certain types of credit products. As a result, our business, results of operations, financial condition or prospects could be adversely affected. Refer to “Supervision and Regulation - Basel Committee Capital Standards” in Item 1 of our 2011 Form 10-K for additional information regarding the Basel Committee capital standards and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” in Part I, Item 2 of this Report on Form 10-Q for additional information on the U.S. regulators’ proposals. We maintain systems and procedures designed to comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if compliance systems and procedures were in place at the time. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation.

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

The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn. Lawmakers and regulators are being urged to establish national servicing standards to protect borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. The $25 billion legal settlement announced on February 9, 2012, between the Attorneys General of 49 states and the 5 largest U.S. residential mortgage loan servicers requires servicers to adhere to new servicing standards. The settlement package, which includes amounts for principal reductions and direct pay-outs for consumers who lost their homes to foreclosure during the reviewed time period, a refinancing program for underwater borrowers and foreclosure-related initiatives, as well as a new code of conduct for mortgage servicers, could result in a number of business practice modifications that could significantly increase the costs of residential mortgage loan servicing. On July 11, 2012, California’s “Homeowner Bill of Rights,” which incorporates many requirements of the settlement package, was signed into law. The legislation imposes strict rules on mortgage servicers and subjects mortgage services to new potential liabilities. In addition, the OCC issued supervisory guidance to national banks, such as Union Bank, on the subject of national mortgage servicing standards on June 30, 2011. This guidance was in response to an earlier review of foreclosure processing at 14 of the largest federally regulated mortgage servicers, which was conducted by an inter-agency team, made up of state attorneys general, the Federal Reserve, OCC, OTS, FDIC and others. This review found critical weaknesses in servicers’ foreclosure governance and documentation processes, and oversight and monitoring of third party vendors, and established new foreclosure management standards, including a new requirement for a Single Point of Contact for consumers in a loss mitigation or foreclosure process. The new guidance, recent settlement, any additional mortgage-related litigation and any further increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.

We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, the energy industry and the technology industry in particular, have also been impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas prices could have adverse consequences for some of our borrowers in the energy sector. Conditions and credit markets remain uncertain and could produce elevated levels of charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in criticized and nonperforming loans or charge offs and a slowing of growth or reduction in our loan portfolio.

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

During 2012, it has been reported that various of the larger U.S. banking institutions have been the target of cyber-attacks that have, for limited periods, resulted in the disruption of various operations of the targeted banks. While we have a variety of cyber-security measures in place, the consequences to our business, if we were to become a target of such attacks, cannot be predicted with any certainty.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

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

UNIONBANCAL CORPORATION (Registrant)

Date: November 9, 2012	By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/S/ JOHN F. WOODS
John F. Woods
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2012	By:	/S/ ROLLAND D. JURGENS
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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

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