Form 10-K
period 2012-12-31
UNIONBANCAL CORP
filed 2013-03-11
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-15081

UnionBanCal Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1234979
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 California Street San Francisco, California	94104-1302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 765-2969

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

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

As of January 31, 2013, the number of shares outstanding of the registrant’s Common Stock was 136,330,830.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

This report includes forward-looking statements, which are subject to the ‘‘safe harbor’’ created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words ‘‘believe,’’ ‘‘expect,’’ ‘‘target,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘estimate,’’ ‘‘potential,’’ ‘‘project,’’ “forecast,” or words of similar meaning, or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ or ‘‘may.’’ These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

In this document and other reports to the SEC, for example, we make forward-looking statements, which discuss our expectations about:

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

•

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Oregon, Texas and Washington, and in foreign countries (including Japan and the Euro-zone)

•

Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures introduced in response to the financial crises, the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the new capital, liquidity and enhanced prudential standards under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

•	Regulatory controls and processes and their impact on our business

•

The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•

Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends, loss factors and loss reserves for FDIC covered loans

•

Loan portfolio composition and risk grade trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

•

Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities and our hedging positions

•	Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, and projected results

•

Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

•

Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisition of Pacific Capital Bancorp and our April 2010 FDIC-assisted acquisitions

•

Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from the FDIC, or must pay to the FDIC, under loss share agreements

•	The impact of changes in our credit rating

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•

The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•	Descriptions of assumptions underlying or relating to any of the foregoing

There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation”, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

All reports that we file or furnish electronically with the Securities and Exchange Commission (SEC), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at www.unionbank.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

As used in this Form 10-K, the term “UnionBanCal” and terms such as “our Company,” “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

General

UnionBanCal Corporation, a wholly-owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), is a financial holding company and bank holding company whose major subsidiary, Union Bank, N.A., is a commercial bank. BTMU is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG).

Union Bank provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations. As of December 31, 2012, Union Bank operated 447 branches, principally comprised of Retail Banking branches in California, Oregon, Washington, Texas, Illinois and New York, as well as two international offices.

On December 1, 2012, Union Bank acquired Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. The transaction enhanced our geographic footprint within California’s Central Coast region where PCBC’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducted its banking activities.

Lines of Business

Our operations are divided into two reportable segments, Retail Banking and Corporate Banking. Retail Banking offers our customers a wide spectrum of financial products to meet individual and business needs while Corporate Banking offers a wide array of financial products and services to middle market and corporate businesses as well as high net worth clients. These segments and their financial information are described more fully in “Business Segments” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 23 to our Consolidated Financial Statements included in this Form 10-K.

Employees

At December 31, 2012, we had 11,476 full-time equivalent employees.

Competition

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, Washington, Texas, Illinois and New York, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are in excess of ours, although these larger institutions may be required to hold more regulatory capital and as a result, achieve lower returns on equity. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years.

Since the enactment of the Gramm-Leach-Bliley (GLB) Act in 1999, banks, securities firms and insurance companies can combine as a “financial holding company.” Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies, including several large finance companies, securities firms and insurance companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Board of Governors of the Federal Reserve System to become financial holding companies under the Bank Holding Company Act of 1956, as amended (the BHCA). We sought this new status from the Federal Reserve Board to provide us maximum flexibility to pursue new business opportunities as the banking and financial services industry undergoes rapid and profound changes.

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

Supervision and Regulation

Overview

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of customers and the Federal Deposit Insurance Fund, and not for the benefit of investors in the stock or other securities of the bank holding company or the bank. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank. This summary description of applicable laws and regulations does not purport to be complete and is qualified in its entirety by reference to such laws and regulations. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business.

Principal Federal Banking Laws

Bank Holding Company Act and the Gramm-Leach-Bliley Act.    The Company, MUFG and BTMU are subject to regulation under the BHCA, which subjects us to Federal Reserve Board reporting, supervision and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than 5 percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities that the Federal Reserve Board deems to be so closely related to banking as to be a proper incident thereto.

The GLB Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended the BHCA in order to provide a framework for bank holding companies to engage in new financial activities, provided certain conditions are met. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Federal Reserve Board to become financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and Community Reinvestment Act (CRA) requirements.

Under the GLB Act, “financial subsidiaries” of banks may engage in some types of activities beyond those permitted to banks themselves, provided certain conditions are met. At this time, Union Bank has no plans to form any “financial subsidiaries.”

Under the Dodd-Frank Act (discussed below) and Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under these requirements, a bank holding company may be required to contribute additional capital to an undercapitalized subsidiary bank. However, this additional capital may be required at times when a bank holding company may not have the resources to provide such support.

National Banking Act.    Union Bank, our principal subsidiary, exists under and is subject to the National Banking Act which, together with the regulations of the Office of the Comptroller of the Currency (OCC), governs many aspects of the corporate activities and banking operations of national banks, including the powers and duties of national banks, the payment of dividends on capital stock, limits on loans by national banks, limits on the investment activities of national banks, minimum capital ratios, fiduciary activities of national banks, the opening and closing of branches, the acquisition of other banking entities or financial companies and many other matters.

Dodd-Frank Act.    On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This sweeping legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and have presented other challenges to the financial services industry. Many of the law’s provisions have been in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank, including provisions that have resulted in adjustments to our Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums and that may result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits. The Dodd-Frank Act also created authority on the part of the FDIC for the liquidation of systemically important nonbank financial companies, including bank holding companies. Liquidation proceedings will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies, which includes the possibility, in circumstances where there is a shortfall after assessments on creditors of the failed company, of assessments on bank holding companies with consolidated assets of $50 billion or more, such as our Company.

The Dodd-Frank Act also changed the existing standard for the preemption of state consumer financial laws to allow a court or the OCC to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change in the preemption standard was designed to allow greater regulation of national banks under state law and may result in increased consumer protection requirements being imposed on national banks by the states.

The Dodd-Frank Act will have significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the U.S. Commodity Futures Trading Commission (CFTC), the SEC and the bank regulators). In addition, certain types of non-conforming swap transactions, such as commodity derivatives, may be required to be “pushed out” of Union Bank into a separate nonbank affiliate. The Dodd-Frank Act’s Volcker Rule, once the proposed regulations are finalized and become effective, will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. Union Bank sold the vast majority of its non-conforming private equity fund interests after the Volcker Rule was released.

Enhanced prudential standards proposed by the Federal Reserve Board pursuant to Section 165 of the Dodd- Frank Act, once finalized, may increase the capital and leverage requirements and liquidity requirements on both large domestic bank holding companies and foreign banking organizations (FBOs), in addition to imposing strict single counterparty credit limits, overall risk management and risk committee requirements, stress test requirements, debt-to-equity limits, and early remediation requirements. Also, the Dodd-Frank Act authorizes, but does not require, that the Federal Reserve Board establish additional enhanced prudential standards relating to contingent capital, public disclosures, short-term debt limits and other prudential standards as the Federal Reserve Board determines to be appropriate.

In December 2011, the Federal Reserve Board proposed rules to implement enhanced prudential standards for U.S. bank holding companies with total consolidated assets of $50 billion or more and systemically important U.S. nonbank financial companies designated by the Financial Stability Oversight Council (FSOC) (discussed below). The supervisory and company-run stress test requirements contained in these rules were finalized in October 2012 and became effective on November 15, 2012.

In December 2012, the Federal Reserve Board proposed enhanced prudential standards and early remediation requirements for FBOs, such as BTMU and MUFG, and systemically important foreign nonbank financial companies designated by the FSOC. The FBO rules propose enhanced prudential standards similar to those proposed for large U.S. bank holding companies, including enhanced capital and liquidity requirements, single counterparty credit limits, stress test requirements, including public disclosure of the results, risk management and risk committee requirements, certain debt-to-equity limits, and a framework for early remediation of financial weaknesses. In addition, the rules propose separate liquidity requirements for foreign bank branches and agencies, such as for BTMU’s U.S. branches.

The FBO rules, if adopted in their current form, would require a restructuring of FBOs operating in the U.S. The proposed rules would require that FBOs operate in the U.S. through an intermediate holding company (IHC) structure. The FBO would be required to hold its interest in any U.S. subsidiary through the IHC. Foreign branches, such as BTMU’s foreign branch, and foreign agencies would be excluded from this requirement.

If adopted, the FBO enhanced prudential standards would be imposed largely in lieu of the domestic enhanced prudential standards for bank holding companies, even if the IHC qualifies as a domestic bank holding company. The Dodd-Frank Act requires that the enhanced prudential standards for FBOs be more stringent than the standards applicable to U.S. bank holding companies that purportedly do not present the same risks to U.S. financial stability.

MUFG and BTMU are analyzing the potential impact of the proposed FBO rules on their U.S. operations (including UnionBanCal) and will make appropriate structural, operational and financial changes to comply with the FBO rules. Until the FBO rules are finalized, the significance of their impact on UnionBanCal, and MUFG’s and BTMU’s operations in the U.S. generally, cannot be determined.

Principal Federal Bank Regulatory Agencies

Federal Reserve Board.    As a bank holding company, we are subject to the extensive regulation, supervision and examination authority of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over all bank holding companies. Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the Federal Reserve Board under the BHCA and the power to order termination of activities or ownership of nonbank subsidiaries of the holding company if it determines that there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the bank holding company. Knowing violations of the BHCA or regulations or orders of the Federal Reserve Board can also result in criminal penalties for the company and any individuals participating in such conduct.

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

The OCC has extensive enforcement authority over all national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulations, various remedies are available to the OCC. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance. The OCC, as well as other federal agencies, including the FDIC, have adopted, or are in the process of adopting, regulations and guidelines establishing safety and soundness standards, addressing such matters as loan underwriting and documentation, internal controls and audit systems, information systems, interest rate risk exposure, asset growth and quality, liquidity standards, management standards and earnings and compensation and other employee benefits. However, the OCC has broad authority to address activity it deems to constitute an unsafe or unsound practice and is not limited by the specific standards set forth in the regulations.

Consumer Financial Protection Bureau.    The Dodd-Frank Act authorized the creation of the Consumer Financial Protection Bureau (CFPB). The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including Union Bank. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB has indicated that it expects to engage in rule-making efforts in 2013 on a variety of topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, and high-cost mortgage lending and servicing practices. Additionally, the agency has been gathering data on other consumer financial products, including private student lending, prepaid cards and overdraft charges.

Financial Stability Oversight Council.    The Dodd-Frank Act authorized the creation of the FSOC to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, end the expectation that some institutions are “too big to fail,” and provide a basis for enhanced prudential regulation. The FSOC must determine which bank holding companies and nonbank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve Board. Bank holding companies over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” Union Bank falls within this category, and therefore, expects to face heightened prudential standards including capital, leverage, and liquidity, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.

Regulatory Capital Standards

Risk-Based Capital Standards and Related Recent Developments.    The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as off-balance sheet exposures, such as letters of credit. Bank holding companies and national banks are currently required to maintain Tier 1 and total capital equal to at least 4 percent and 8 percent, respectively, of their total risk-weighted assets to be classified as “adequately capitalized” while organizations with Tier 1 and total capital ratios above 6 percent and 10 percent, respectively, are eligible to be classified as “well capitalized.” As a result of the turbulent market conditions of the past few years, bank regulators have set higher capital requirements for individual banks or for categories of banks. In addition to the risk-based capital guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, with the minimum leverage ratio for very strong banks being 3 percent and for all other banks 4 percent. Banks with leverage capital ratios of 5 percent or more may be classified as “well capitalized.”

On November 22, 2011, the Federal Reserve Board issued supervisory guidance and published a capital plan final rule requiring bank holding companies with $50 billion or more in assets, such as the Company, to consult with the regulator before increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. The guidance and rule also provide for a comprehensive capital analysis and review, including a supervisory capital assessment review, and outlines the regulator’s expectations concerning the processes that bank holding companies should have in place to insure they hold adequate capital under adverse economic conditions. The procedures require the implementation of a comprehensive capital plan and demonstration that the bank holding company will meet the Basel III regulatory capital standards when fully phased in.

In October 2012, the Federal Reserve Board and the OCC issued final rules regarding stress testing as required under the Dodd-Frank Act provisions imposing enhanced prudential standards on larger bank holding companies such as the Company. The final stress testing rules, which became effective on November 15, 2012, set forth the timing and type of stress testing activities as well as rules governing controls, oversight and disclosure.

For additional information regarding the regulatory capital positions of the Company and Union Bank, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital—Capital Adequacy and Capital Management,” and “Supervision and Regulation—Basel Committee Capital Standards and U.S. Regulatory Response” and Note 19 of Notes to Consolidated Financial Statements in this Form 10-K.

Basel Committee Capital Standards and U.S. Regulatory Response.    In 2004, the Basel Committee on Banking Supervision (Basel Committee) proposed new international capital standards for banking organizations (Basel II) to replace the original international bank capital accord (Basel I). The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis. Basel II is currently being evaluated and implemented by bank supervisory authorities worldwide. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensitive, and promote enhanced risk-management practices among large, internationally active banking organizations.

We do not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory. However, MUFG, our top tier parent company, is subject to the requirements of Basel II under the rules of the Japan Financial Services Agency (JFSA). In addition, the rules of the JFSA require subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent’s consolidated risk-weighted assets to also comply with Basel II. Because we meet this criterion, the JFSA requirement is applicable to us. We therefore currently provide risk-weighted assets calculations to BTMU for incorporation into their Basel II reports, primarily applying the JFSA Standardized Approach to Basel II. In order to facilitate the JFSA requirements, we expect to adopt the advanced approach to the Basel II rules as in effect in the U.S., subject to approval by our U.S. bank regulators. In June 2011, the U.S. Federal banking agencies issued a final rule that establishes permanent floors for minimum risk-based capital requirements for banking organizations that adopt Basel II under an advanced approach. The floors are equal to the Basel I minimum ratios for Tier 1 risk-based capital and total risk-based capital and are calculated according to the general risk-based capital requirements of the Basel I standard. We do not expect that the applicability of Basel II standards to us will adversely impact our ability to comply with the minimum capital requirements of the U.S. federal banking agencies.

In December 2010, the Basel Committee published guidelines for the Basel III global regulatory framework for capital and liquidity, which included increased minimum capital ratios, added capital conservation buffers and introduced new deductions from allowable equity capital. In January 2011, the Basel Committee issued further guidance on the minimum requirements for a bank instrument to qualify as additional (i.e., non-common) Tier 1 or Tier 2 capital. In November 2011, the Basel Committee released its final rules for global systemically important banks, which will add a capital surcharge of 1 to 2.5 percent for the largest global banks to be phased in starting in January 2016. We do not expect this surcharge to have a direct impact on our Company. In January 2013, the Basel Committee issued the full text of the revised Liquidity Coverage Ratio (LCR), which expands the range of assets eligible as high-quality liquid assets, among other changes. The LCR will be introduced in January 2015 with a minimum requirement beginning at 60%, rising in equal annual steps of 10 percentage points to reach 100%. Many aspects of the standards are uncertain and are subject to interpretation. The new standards are to be fully phased-in by January 2019.

As a result of the Basel III measures, in June 2012, the Federal Reserve Board and the other U.S. banking regulators jointly issued three notices of proposed rule-making (NPRs) that would revise the regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee. The NPRs, in their current form, would establish more restrictive capital definitions, additional categories and higher risk-weightings for certain asset classes and off-balance sheet items, higher minimum capital ratios and capital buffers that would be added to the minimum capital requirements. We are currently evaluating the potential impact of the proposed new capital rules on our regulatory capital position, but, as currently proposed, we believe that our risk-weighted assets will increase primarily due to increased risk-weightings for residential mortgages, home equity loans, securitizations, and commercial real estate, which will have a negative effect on our capital ratios, not taking account of any mitigating actions we may undertake to offset some or all of the anticipated impact of the proposed rule changes. The rules would be implemented on a graduated, transitional basis through 2018. At the end of the transitional period, banks and bank holding companies would be required to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7 percent, composed of a minimum ratio of 4.5 percent and a 2.5 percent capital conservation buffer. In November 2012, the Federal Reserve Board and the other U.S. banking regulators, due to the number of comments received on the NPRs, announced that they were deferring the effective date of this proposal, and a revised timeline for when the rules will go into effect has not been released. During the first part of 2013, the agencies are expected to be considering comments from the industry and the public and the final rule may differ from the proposed rule. The NPRs did not address the additional capital requirements for systemically important financial institutions that were included in the Basel III capital framework. While the Federal Reserve Board has expressed its intent to implement some version of the LCR in the U.S., the scope, timing and nature of U.S. implementation is currently unclear. Those requirements are expected to be addressed in future rulemaking proposals. While uncertainty exists as to the final form of these rules implementing the Basel III capital framework, we expect that we will satisfy the final requirements adopted by the Federal Reserve Board and the other U.S. banking agencies within regulatory timelines. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital” in this Form 10-K.

Federal Deposit Insurance

The Federal Deposit Insurance Act, as amended (FDIA), requires federal bank regulatory authorities to take “prompt corrective action” in dealing with inadequately capitalized banks. The FDIA establishes five tiers of capital measurement ranging from “well-capitalized” to “critically undercapitalized.” Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. In the event of a bankruptcy of the holding company, that guarantee would be entitled to priority of payment over other obligations of the holding company. It is our policy to maintain capital ratios well above the minimum regulatory requirements for “well-capitalized” institutions for both Union Bank and us. Management believes that, at December 31, 2012, Union Bank and UnionBanCal met the requirements for “well-capitalized” institutions.

Deposits of Union Bank are insured up to statutory limits by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, beginning on April 1, 2009, the FDIC initial base assessment rates for banks in general were set between 12 and 45 basis points. In addition, on June 30, 2009, the FDIC imposed a special assessment on banks related to the financial crisis. Union Bank’s special assessment totaled $34 million and was paid on September 30, 2009.

In 2009, in light of the challenge to the federal deposit insurance fund from the severe U.S. recession, the FDIC issued a rule mandating that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and all of 2010, 2011 and 2012. Union Bank’s prepayment totaled $353 million and was paid on December 30, 2009. Under this rule, each depository institution was required to record the entire amount of its prepayment as an asset, or a prepaid expense, and is allowed to count the payments as a depreciating asset. The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the prepayment period. However, if the prepaid assessment is not exhausted by June 30, 2013, the remaining amount of the prepayment will be returned to the depository institution. The prepaid assessments were in lieu of additional special assessments at the time of the financial crisis; however, there can be no assurance that the FDIC will not impose additional special assessments or increase annual assessments in the future.

In February 2011, the FDIC adopted rules to revise the deposit insurance assessment system for larger institutions, including Union Bank. Under a “scorecard” system, banks have a performance score and a loss-severity score that are combined into a total score which is translated into an initial assessment rate. The FDIC has the ability to adjust components of the scorecard to produce accurate relative risk rankings. The initial base assessment rate ranged from 10 to 50 basis points. The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of the institution, rather than upon deposits payable in the U.S. as was previously the case. The Dodd-Frank Act also eliminated the ceiling on the size of the FDIC’s insurance fund and increased the floor of the size of the fund, which will require a general increase in assessment levels for larger institutions, including Union Bank. On October 9, 2012, the FDIC adopted a final rule which amended and clarified some definitions of higher-risk assets as used in the scorecards for institutions with $10 billion or more in assets such as Union Bank.

In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. Based upon updated projections for the fund, FDIC decided to forgo the uniform 3 basis point assessment rate increase which had been scheduled to go into effect on January 1, 2011, and kept the current rate schedule in effect. In September 2010, the fund’s designated reserve ratio was set at 2.0 percent, and in December 2011, the fund’s designated reserve ratio for 2012 was set at 2.0 percent once again. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. In October 2012, the FDIC, in its semi-annual update, confirmed that the fund remained on track to meet the requirements of the restoration plan and the Dodd-Frank Act. The ultimate effect on our business of these legislative and regulatory developments relating to the Deposit Insurance Fund cannot be predicted with any certainty.

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

Under provisions of the FDIA, an FDIC-insured bank under common control with another FDIC-insured bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC upon the actual or reasonably likely failure of such other bank. Thus, Union Bank could incur liability to the FDIC under this FDIA provision in the event of failure of another bank controlled by the Company or MUFG. This liability would be subordinated to deposit liabilities and certain other senior liabilities. At present, the Company has no such other bank subsidiaries and MUFG currently has one such subsidiary in addition to Union Bank—Mitsubishi UFJ Trust & Banking Corporation (U.S.A.).

In April 2011, the Federal Reserve Board and the FDIC finalized rules pursuant to the Dodd-Frank Act that require bank holding companies and insured depository institutions with $50 billion or more in assets to develop resolution plans, so-called “Living Wills,” to facilitate the FDIC’s ability to liquidate such banks, in a prompt and orderly fashion, upon a failure. The Company’s and Union Bank’s resolution plans are due by December 31, 2013.

Other Federal Laws and Regulations Affecting Banks

Community Reinvestment Act.    Union Bank is subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. Based on the most current examination report for the period ended March 31, 2012, Union Bank’s compliance with CRA received an overall rating of “satisfactory,” with “outstanding” ratings in the investment and service tests portions of the examination.

Fair Lending Laws.    Union Bank is subject to the Equal Credit Opportunity Act of 1974, and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers without regard to sex or marital status. Moreover, the statute makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or

(3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage, on a prohibited basis, application for credit.

Union Bank is also subject to the Federal Housing Act, which is a civil rights law that makes discrimination in housing lending illegal, as well as the Americans with Disabilities Act, which requires banks to reasonably accommodate individuals with disabilities during the lending process. Banks are periodically examined for compliance with these fair lending laws and other related laws. The banking regulators are required to refer matters relating to these fair lending laws to the Department of Justice for possible action under civil penalty statutes whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of conduct which may violate the fair lending laws.

Bank Secrecy Act.    The banking industry is subject to extensive regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. Failure to comply with these additional requirements may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. Failure to comply with these requirements can also subject an insured depository institution to substantial monetary fines, penalties and other sanctions.

Affiliate Transactions.    Union Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by Union Bank to and other transactions with its affiliates. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank. Dividends payable by Union Bank to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank to its affiliates and on transactions with affiliates, see Notes 18 and 22 to our Consolidated Financial Statements included in this Form 10-K.

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

Overdraft and Interchange Fees; Interest on Demand Deposits.    In November 2009, the Federal Reserve Board adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve Board to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. These developments have resulted in decreased revenues and increased compliance costs for the banking industry and Union Bank.

In July 2011, the Federal Reserve Board’s final rule repealing Regulation Q’s prohibition against the payment of interest on demand deposit accounts became effective. Over time, permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.

Other Regulatory Requirements, Restrictions and Oversight

There are additional requirements and restrictions in the laws of the U.S. and the States of California, New York, Illinois, Oregon, Texas, and Washington, as well as other states in which Union Bank and its subsidiaries may conduct operations. The consumer lending and finance activities of Union Bank are also subject to extensive regulation under various state laws as well as the federal laws discussed above. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans. As described above, provisions of the Dodd-Frank Act appear to have been intended to generally increase state consumer protection regulation of national banks.

Union Bank has offices in Canada and the Cayman Islands. Any international activities of Union Bank are subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect Union Bank’s business opportunities and competitiveness in these jurisdictions. Furthermore, due to BTMU’s controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of Union Bank and us in the future.

The activities of Union Bank subsidiaries, HighMark and UnionBanc Investment Services, LLC (UBIS), are subject to the rules and regulations of the SEC, as well as those of state securities regulators. UBIS is also subject to the rules and regulations of the Financial Industry Regulatory Authority (FINRA).

Under Federal Reserve Board rules, Union Bank is affiliated with the HighMark Funds and therefore the restrictions on loans and other transactions with affiliates discussed above are applicable to the HighMark Funds. The HighMark Funds is a registered investment company, subject to the rules and regulations of the SEC.

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

Economic and Financial Crisis and the U.S. Government’s Response

Congress, the U.S. Treasury and the federal banking regulators have taken broad action since September 2008 to address volatility in the U.S. financial system and the U.S. recession. The most sweeping of these actions, the Dodd-Frank Act, is discussed above. In October 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was enacted. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor, and such increase was subsequently made permanent by the Dodd-Frank Act, which also made demand deposit accounts at U.S. banks subject to the protection of FDIC insurance coverage without limit through 2012. This unlimited coverage was not extended by Congress before it expired on December 31, 2012. Pursuant to its Temporary Liquidity Guarantee Program, the FDIC has guaranteed newly issued senior unsecured debt of participating financial institutions and their qualifying holding companies. Union Bank elected to participate and, during the first quarter of 2009, issued $1 billion principal amount of FDIC-guaranteed senior notes under this program.

For the past several years, the Federal Reserve Board has pursued a variety of monetary measures aimed at sustaining a very low interest-rate environment in the U.S. in order to stimulate economic growth. The Federal Reserve Board has indicated that, subject to its continuing evaluation of the condition of the U.S. financial system, it can be expected that this highly accommodative monetary policy will continue at least through mid-2015, or until substantial improvement in the job market occurs.

Possible Future Legislation and Regulatory Initiatives

The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives, described above, that may significantly impact our industry. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

We are disclosing the following information pursuant to Section 13(r) of the Securities Exchange Act of 1934 (Exchange Act), which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified statutory provisions, regulations or Executive Orders, including activities not prohibited by U.S. law and conducted outside the United States by non-U.S. affiliates in compliance with local law. Because we are indirectly wholly-owned by MUFG, a Japanese corporation, our disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. MUFG is subject to the disclosure requirements of Section 13(r) for its Form 20-F for the year ending March 31, 2013. In advance of that filing, we have requested that MUFG provide us a detailed description of reportable activity under Section 13(r) and have received the following information:

During the twelve months ended December 31, 2012, non-U.S. affiliates of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliates. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services in connection with petroleum-related transactions with Iran by its customers. These transactions, however, did not involve clearing services of U.S. banks for the settlement of payments. For the twelve months ended December 31, 2012, the aggregate interest and fee income relating to these transactions was less than ¥300 million, representing less than 0.01% of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of correspondent accounts and other similar settlement accounts maintained with BTMU by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits from fewer than 100 Iranian government-related entities and individuals in Japan, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the twelve months ended December 31, 2012, the average aggregate balance of deposits held in the settlement accounts and other accounts by Iranian government-related entities and individuals represented less than 0.02% of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these accounts was less than ¥10 million, representing less than

0.001% of MUFG’s total fee income. BTMU also had loan transactions arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was approximately ¥500 million, representing less than 0.001% of MUFG’s total loans, as of December 31, 2012. For the twelve months ended December 31, 2012, the aggregate gross interest and fee income relating to these loan transactions was less than ¥100 million, representing less than 0.005% of MUFG’s total interest and fee income. MUFG plans to continue to engage in the above types of transactions to the extent permitted under applicable regulations.

As of the date of this report, to our knowledge, there are no other activities, transactions or dealings by us during the year ended December 31, 2012 that require disclosure in this Form 10-K under Section 13(r) of the Exchange Act. For affiliates that we do not control and that are or may be our affiliates solely due to their possible common control by our parent MUFG, we have relied upon MUFG for information regarding their activities, transactions and dealings.

Financial Information

See our Consolidated Financial Statements starting on page 84 of this Form 10-K for financial information about UnionBanCal Corporation and its subsidiaries.

ITEM 1A.	RISK FACTORS

We are subject to numerous risks and uncertainties, including but not limited to the following information:

Industry Factors

Starting in 2008, U.S. and global economies experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. and global consumer and business economies and a slow economic recovery, all of which continue to present challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government responded to these circumstances in the U.S. with a variety of measures; there can be no assurance that these measures ultimately will successfully address these circumstances; the U.S. Government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.

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

In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress and the Federal Reserve Board has pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain of these measures.

It cannot be predicted whether U.S. Governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. Government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, or its recovery were too slow, this would present significant challenges for the U.S. banking and financial services industry and for our Company. In addition, as a wholly-owned subsidiary of a foreign bank, we have not been eligible to participate in some federal programs such as the U.S. Treasury’s Capital Purchase Program and may not qualify for participation in future federal programs.

Since 2010, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness and continue to face serious economic and financial challenges. If this trend continues or worsens, including spreading to other countries in the Eurozone, it could have adverse impacts on costs in the global debt markets that could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. Continued concerns regarding significant economic weaknesses in the European Union and, in particular, Greece, Italy, Ireland, Portugal and Spain, continue to erode confidence in European financial markets and the ability of the Euro to continue as a currency. During 2011 and continuing through 2012, leaders of the major countries in the European Union have been pursuing a variety of measures to address the Eurozone debt crisis including support plans for Greece, Ireland, Portugal and Spain. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties or their having an adverse impact on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our business and prospects.

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

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law. The Act raised federal personal income and other tax rates and temporarily averted the effect of the 2011 federal legislation which would have mandated federal spending cuts of $1.2 trillion over nine years and more substantial increases in federal personal income and other tax rates, commonly referred to as the “fiscal cliff” due to its anticipated recessionary effects. It is presently expected that there will be continuing negotiations between the Administration and Congressional Republicans over, the mandated federal spending cuts and federal spending levels in general, including entitlements and defense, as well as tax policy and the levels of the federal budget deficits and the debt ceiling. The outcome of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. debt and also present additional challenges for the U.S. economy and for the U.S. banking industry in general and for our business prospects as well.

Difficult market conditions have adversely affected the U.S. banking industry

Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets and in the U.S. generally have shown some improvement during 2012, there can be no assurance that these conditions will continue to improve. These conditions may again decline in the near future. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•

Further downgrades in the credit ratings of major U.S. or foreign banks, or other financial difficulties affecting such major banks, could have adverse consequences for the financial markets generally, including possible negative effects on the available sources of market liquidity and increased pricing pressures in such markets, which, in turn, could make it more difficult or expensive for banks generally and for us to access such markets to satisfy liquidity needs.

•

Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our asset management and trust business. Fees charged are based upon values of assets we manage and declines in values proportionately reduce fees charged.

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

•

We have been subject to increased FDIC deposit premiums relative to pre-2008 levels (although our assessment decreased in 2011 compared to 2010) and may in future years be subject to further premium increases which could increase our costs. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for additional information regarding FDIC actions relating to deposit insurance assessments.

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This will continue and likely intensify in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant civil money penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Many of the law’s provisions are in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions that may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act authorized the creation of the CFPB, which has direct supervision and examination authority over banks with more than $10 billion in assets, including Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and may result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (CFTC, the SEC and bank regulators) and the potential need to “push out” of Union Bank certain non-conforming swap activity to a nonbank affiliate. The Dodd-Frank Act’s Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. The Federal Reserve Board has confirmed that financial institutions will have until July 21, 2014 to conform to the restrictions on proprietary trading activities and on hedge fund and private equity fund activities and investments set forth in the Volcker Rule. See “Supervision and Regulation” in Item 1 of this Form 10-K for additional information.

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

President Obama’s proposed 2013 U.S. budget included a “Financial Crisis Responsibility Fee” that would apply to banks with greater than $50 billion in assets. This fee would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury’s Troubled Asset Relief Program (TARP). On February 1, 2012, the Obama administration proposed to use a portion of the Financial Crisis Responsibility Fee to provide certain eligible homeowners who are current on their mortgage payments with an opportunity to refinance. On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on institutions with greater than $50 billion in assets to fund the Office of Financial Research. Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, under the final rule we are subject to this fee. Therefore, our costs have and will continue to increase due to these assessments, which are based, among other things, on the operating expenses of this new office and the aggregate assessable assets of the subject banks.

Recently, several cities in the United States (including, Los Angeles and San Diego) have adopted so-called “responsible banking acts”, and other cities are considering the adoption of similar ordinances. These city ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which Union Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.

International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve Board may adversely affect our activities and investments and those of our subsidiaries in the future. In addition to changes in required capital resulting from the Dodd-Frank Act, the Basel Committee published in December 2010 guidelines for the Basel III global regulatory framework for capital and liquidity, including calibration for increased capital requirements approved by the G20 leadership in November 2010. In June 2012, the Federal Reserve Board and the other federal banking agencies issued notices of proposed rule-making to implement the Basel III global regulatory framework. This proposal is generally consistent with Basel III and also would implement aspects of the Dodd-Frank Act. It would require bank holding companies to maintain more and better sources of capital, as well as significantly revise the calculations for risk-weighted assets. However, on November 9, 2012, the Federal banking agencies, in response to comments on this proposal, announced that they were deferring the effectiveness of this proposal, and a revised timeline for when the rules will go into effect has not been released. For additional information, see “Supervision and Regulation—Basel Committee Capital Standards and U.S. Regulatory Response” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital” in Item 1 of this Form 10-K. In addition, on December 20, 2011, the Federal Reserve Board announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act for larger bank holding companies. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance. New liquidity standards are expected to be adopted by U.S. bank regulatory agencies with some modifications. These new liquidity standards could require that we raise and maintain additional liquidity. While the ultimate implementation of these proposals in the U.S. is subject to the discretion of the U.S. bank regulators, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity, and may lead us to stop or reduce our offerings of certain types of credit products. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

In addition, the enhanced prudential standards and early remediation rules proposed by the Federal Reserve Board in December 2012 for FBOs may result in increased capital, liquidity and other financial and compliance costs for UnionBanCal and for MUFG’s and BTMU’s other operations in the U.S. The proposed IHC requirements may result in MUFG’s and BTMU’s U.S. operations being restructured as interests held under a single U.S. IHC, although as the rules are proposed, BTMU’s U.S. branches could be maintained separately. MUFG and BTMU are analyzing the potential impact of the FBO proposed rules on their U.S. operations (including UnionBanCal) and will make appropriate structural, operational and financial changes to comply with the FBO rules. Until the FBO rules are finalized, the significance of their impact on UnionBanCal, and MUFG’s and BTMU’s operations in the U.S. generally, cannot be determined.

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

In connection with the recent negotiations between the Obama Administration and Republicans in the U.S. House of Representatives regarding the Federal budget, possible proposals have reportedly been discussed which could lead to new restrictions on the deductibility of interest on home mortgage loans for Federal income tax purposes. If any such new restrictions are eventually imposed, they could have an adverse impact on housing values in the U.S., including in California, where residential real estate prices have tended to be generally higher than in many other areas of the country. This, in turn, could adversely affect the value of the collateral for our residential mortgage loan portfolio, as well as impact the flow of new residential real estate financings, both of which could adversely affect our residential mortgage lending business.

Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

Higher credit losses could require us to increase our allowance for credit losses through a charge to earnings

When we loan money or commit to loan money, we incur credit risk, or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio and our unfunded credit commitments. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future impact of current economic conditions that might impair the ability of our borrowers to repay their loans.

We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowances because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers’ ability to repay their loans, resulting in our increasing the allowance. Continued volatility in commodity-related costs could also adversely impact some borrowers’ ability to repay their loans. We might also increase the allowances because of unexpected events. Any increase in our credit allowances would result in a charge to earnings.

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

Changes in federal rules have imposed new restrictions on banks’ abilities to charge overdraft services and interchange fees on debit card transactions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and Union Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of this development. See “Supervision and Regulation—Overdraft and Interchange Fees; Interest on Demand Deposits” in Item 1 of this Form 10-K for additional information.

In April 2011, new federal rules went into effect regulating residential mortgage broker compensation. Generally, such compensation must now be based solely on the loan amount and not on any loan terms. In addition, mortgage brokers must offer the borrower the lowest possible interest rate and fees for which they qualify and may not collect fees from both the bank and the borrower. Although these amendments do not apply to banks directly, they regulate the compensation that banks may pay to mortgage brokers and the types of transactions they may refer to banks. In addition, in April 2011, the Federal Reserve Board proposed further rules to prohibit banks from making a residential mortgage loan without regard to a borrower’s repayment ability. The Dodd-Frank Act transferred general rule-making authority in this subject matter area to the new CFPB which re-opened the comment period on this proposed rule to July 2012. In January 2013, the CFPB issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective January 2014. The Ability-to-Repay rule establishes guidelines that the lender must follow when reviewing a borrower’s credit and prohibits some mortgage features. Lenders will be presumed to have met the Ability-to-Repay rule by issuing Qualified Mortgages, a more stringent standard. The majority of the residential mortgages that Union Bank currently originates do not meet the Qualified Mortgage criteria but are believed to satisfy the Ability-to-Repay rule. The Ability-to-Repay rule could have an adverse impact on our residential mortgage lending business as the primary and secondary markets adapt. In addition, the CFPB is considering a number of amendments to the Ability-to-Repay rule which could also have an adverse impact on our residential mortgage lending business.

The need to account for assets at market prices may adversely affect our results of operations

We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize other-than-temporary impairments with respect to securities in our investment portfolio.

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

Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages and the Federal Reserve Board’s current highly accommodative monetary policies are expected (subject to the Federal Reserve Board’s evaluation of conditions in the U.S. financial markets) to encourage the continuation of persistently low short-term and long-term interest rates at least through mid-2015, or until substantial improvement in the job market occurs, which we expect will continue to place downward pressure on our net interest margin.

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

In addition, we have benefited from a “flight to quality” by consumers and businesses seeking the relative safety of bank deposits over the past few years. As interest rates rise from historically low levels during the current period, our newly acquired deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as the recovery in the U.S. economy continues, some existing or prospective deposit customers of banks generally, including Union Bank, may be inclined to pursue other investment alternatives. The unlimited FDIC guarantee of demand deposit accounts at U.S. commercial banks under the Dodd-Frank Act expired at the end of 2012 without extension by Congress. As a result, there may be deposit outflows from some banks and deposits of public agencies which were previously insured may need to be fully collateralized.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, as of July 2011, financial institutions have been allowed to offer interest on demand deposits, including business demand deposits, to compete for clients. While the Federal Reserve Board has indicated that, subject to its continuing evaluation of conditions in the U.S. financial markets, it will likely seek to maintain low short-term interest rates though at least mid-2015, or until substantial improvement in the job market occurs, we do not know what interest rates other institutions may offer in the future when the Federal Reserve Board rates change. Our interest expense may increase and our net interest margin may decrease if we offer interest on business demand deposits to attract additional customers or maintain current customers.

Substantial competition could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in California, Oregon, Washington, Texas, Illinois and New York, as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act, which, among other things, permits out of state de novo branching by national banks, state banks and foreign banks from other states.

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

The continuing war on terrorism, overseas military conflicts and unrest in other countries could adversely affect U.S. and global economic conditions

Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets. In addition, continuing global tensions may result in new and enhanced U.S. economic sanctions against other governments or entities which may increase our compliance costs under the regulations of the Office of Foreign Assets Control and other federal agencies.

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

The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn which commenced in 2008. Lawmakers and regulators are being urged to establish national servicing standards to protect borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. The $25 billion legal settlement announced on February 9, 2012, between the Attorneys General of 49 states and the 5 largest

U.S. residential mortgage loan servicers requires servicers to adhere to new servicing standards. The settlement package, which includes amounts for principal reductions and direct pay-outs for consumers who lost their homes to foreclosure during the reviewed time period, a refinancing program for underwater borrowers and foreclosure-related initiatives, as well as a new code of conduct for mortgage servicers, could result in a number of business practice modifications that could significantly increase the costs of residential mortgage loan servicing. In July 2012, California’s “Homeowner Bill of Rights,” which incorporates many requirements of the settlement package, was signed into law. The legislation imposes strict rules on mortgage servicers and subjects mortgage services to new potential liabilities. In addition, the OCC issued supervisory guidance to national banks, such as Union Bank, on the subject of national mortgage servicing standards in June 2011. This guidance was in response to an earlier review of foreclosure processing at 14 of the largest federally regulated mortgage servicers, which was conducted by an inter-agency team, made up of state attorneys general, the Federal Reserve, OCC, OTS, FDIC and others. This review found critical weaknesses in servicers’ foreclosure governance and documentation processes, and oversight and monitoring of third party vendors, and established new foreclosure management standards, including a new requirement for a Single Point of Contact for consumers in a loss mitigation or foreclosure process. This OCC guidance, the 2012 settlement, any additional mortgage-related litigation and any further increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.

We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, has been adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California has been especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, have also been impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Conditions remain uncertain and could produce elevated levels of charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

Adverse California economic conditions could adversely affect our business

For the last several years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. California continues to have a high unemployment rate. Also, California markets have experienced some of the worst property value declines in the U.S.

In addition, for the past several years, the State government of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California, and also elected Democratic super-majorities in both Houses of the California legislature, thus potentially facilitating further increases in California tax rates. As a consequence, California’s 2013-14 budget proposal does not reflect a deficit; however, there can be no assurance that the state’s fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time. Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the State of California’s governmental obligations, as well as those of California municipalities and other governmental units.

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

On April 26, 2011, Standard and Poor’s, while affirming its long-term sovereign credit rating on Japanese government debt, changed its outlook to negative from stable citing concerns about anticipated increases in Japanese government debt due to reconstruction costs in the aftermath of the large earthquake and tsunami and lack of plans to deal with such increases. In August 2011, Moody’s downgraded Japan’s credit rating one step to “Aa3”, in line with Standard & Poor’s rating, and announced related ratings downgrades for most major Japanese banks, including BTMU. In May 2012, rating agency Fitch downgraded Japan’s Sovereign credit rating from “AA” to “A+”. In July 2012, the Fitch rating agency downgraded the long-term credit ratings of the three largest banks in Japan, including MUFG, from “A” to “A-” reflecting concerns regarding the Japanese government’s financial ability to support the banking system.

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

BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States and Europe, which are conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU is cooperating with these investigations and has been conducting an internal investigation. Union Bank is not a member of any of these panels. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters. It is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as a member of MUFG.

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

Risks associated with potential acquisitions or divestitures or restructurings may adversely affect us

We have in the past sought, and may in the future seek, to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct prior experience. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results.

Our purchase and assumption and loss share agreements with the FDIC relating to our Frontier Bank and Tamalpais Bank transactions in 2010 have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated.

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

Privacy restrictions could adversely affect our business

Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition. For additional discussion, see “Supervision and Regulation” in Item 1 of this Form 10-K.

We rely on third parties for important products and services

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and although we monitor their performance, we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement projects. The federal banking agencies have issued enhanced guidance and are examining with increasing scrutiny financial institutions’ diligence conducted on and oversight of their third-party vendors. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, or implement our technology enhancement projects and otherwise to conduct our business and also could result in disputes with such vendors over their performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.

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

The federal banking regulators, including the OCC, have issued guidance and proposed rules under the Dodd-Frank Act which are intended to prohibit incentive compensation arrangements at insured depository institutions that would encourage inappropriate risk taking, are deemed to be excessive, or that may lead to material losses. In certain circumstances, a portion of incentive-based compensation awarded to executive officers of large financial institutions, including Union Bank, would be deferred to future periods. In addition, the FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, this guidance and the proposed rules, upon their adoption, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

The challenging operating environment and current operational initiatives may strain our available resources

There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors’ similar initiatives, adoption of the Basel II and III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.

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

We are subject to operational risks, including cybersecurity risks

We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments.” Operational risk includes execution risk related to operational initiatives, including implementation of our technology enhancement projects, increased reliance on internally developed models for risk and finance management, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems, and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”

Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our or our customers’ operations, interception, misuse or mishandling of personal, confidential or proprietary information and data, or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which is not reliable. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Failures in our internal control or operational systems, security breaches or service interruptions could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.

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

During 2012, it has been reported that several of the larger U.S. banking institutions have been the target of cyber-attacks that have, for limited periods, resulted in the disruption of various operations of the targeted banks. While we have a variety of cyber-security measures in place, the consequences to our business, if we were to become a target of such attacks, cannot be predicted with any certainty.

In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and though mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation.

Even if cyber-attacks and similar tactics are not directed specifically at Union Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including Union Bank.

Negative public opinion could damage our reputation and adversely impact our business and revenues

As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Most recently, negative public opinion concerning the financial services industry has been evidenced by the Occupy Wall Street demonstration that has spawned similar protests in major cities and communities throughout the U.S. and worldwide. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, cyber security breaches, or from actions taken by regulators and community organizations in response to those activities. We generally fund our operations independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending and deposit customers and employees and can expose us to litigation and regulatory action and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.

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

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, acquired loans, FDIC indemnification asset, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, annual goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Union Bank’s headquarters is located at 400 California Street, in San Francisco, California. The Company owns approximately 264,000 square feet of space at this location. The Company also owns or leases significant administrative or operational facilities in the Los Angeles, San Francisco, and San Diego areas, with total square footage of approximately 1.4 million square feet. In total, the Company owns or leases approximately 5.8 million square feet of space across all of its locations, which includes its branch network. For additional information regarding leases and rental payments, see Note 6 to our Consolidated Financial Statements included in this Form 10-K.

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

On November 2, 2011, a Notice of Settlement in the Larsen case was filed with the court. The proposed settlement, which memorialized in a written settlement agreement and related documents, and in which Union Bank admitted no liability, was subject to court approval. Final approval of the settlement agreement in that matter was granted by the court on September 13, 2012. The settlement provided for Union Bank’s payment of $35 million to create a common fund for the benefit of the proposed settlement class of all Union Bank customers in the U.S. who had one or more consumer accounts and who, from July 16, 2005 through August 13, 2010, incurred an overdraft fee as a result of Union Bank’s prior practice of sequencing debit card transactions in a customer’s account from highest to lowest amount. Union Bank has paid the designated amount into the settlement fund and the court-appointed administrator is distributing payments to class members. This will conclude the matter.

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

See pages 44 through 45 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 46 through 64 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 64 through 67 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 84 through 164 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls.    We acquired PCBC on December 1, 2012. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at PCBC. This exclusion is permitted under guidance issued by the Staff of the SEC, in which an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. At December 31, 2012, and for the year ended December 31, 2012, the amounts subject to the internal control over financial reporting arising from the acquisition of PCBC represented approximately 5% of our total assets, less than 1% of our consolidated total revenue, and approximately 1% of our consolidated net income. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2012. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting.    Management’s Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 160.

The Report of Independent Registered Public Accounting Firm is presented on page 141. During the quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.

Code of Ethics

We have adopted a Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller and Chief Accounting Officer. A copy of this Code of Ethics is posted on our website. To the extent required by SEC rules, we intend to disclose promptly any amendment to, or waiver from any provision of, the Code of Ethics applicable to senior financial officers on our website. Our website address is www.unionbank.com.

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

Audit Fees

The following is a description of the fees billed to UnionBanCal by Deloitte & Touche LLP for 2012 and 2011. All fees were approved by our Audit & Finance Committee.

(Dollars in thousands)	2012	2011
Audit Fees(1)	$5,920	$5,130
Audit-Related Fees(2)	1,360	1,598
Tax Fees(3)	651	183
All Other Fees(4)	9	188

Total	$7,940	$7,099

(1)

Audit fees relate to services rendered in connection with the annual audit of UnionBanCal’s consolidated financial statements, quarterly reviews of financial statements included in UnionBanCal’s quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of UnionBanCal’s financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2012, additional costs for new acquisitions were incurred. For 2011, additional costs for new acquisitions and acquired loans were incurred.

(2)

Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of UnionBanCal’s financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors reports and audits of employee benefit plans. For 2012 and 2011, additional costs relating to Basel II were incurred. These fees associated with Basel II, which totaled $432 thousand and $704 thousand for 2012 and 2011, respectively, are reimbursable by BTMU.

(3)

Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2012 and 2011 were $84 thousand and $57 thousand, respectively. For 2012 and 2011, fees related to tax advice and planning were $567 thousand and $126 thousand, respectively. For 2012, this included tax advisory services on acquisitions and State of California matters, while for 2011, this included tax advisory services on acquisitions.

(4)

All other fees include all other fees for products and services provided by Deloitte & Touche LLP, not included in one of the other categories. For 2011, fees for Basel II education were incurred. These fees associated with Basel II, which totaled $183 thousand, are reimbursable by BTMU.

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

(a)(1) Financial Statements

Our Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting are set forth on pages 84 through 160 of this Form 10-K. (See table of contents on page 35).

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

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(2)

4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)

4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.

4.3	Officer’s Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 18, 2012).

4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3).

10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)

21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K

23.1	Consent of Deloitte & Touche LLP(4)

24.1	Power of Attorney(4)

24.2	Resolution of Board of Directors(4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

No.	Description

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(4)(5)

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

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries

Selected Financial Data

	December 31,
(Dollars in millions)	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
Results of operations:
Net interest income	$2,634	$2,478	$2,424	$2,249	$2,051
Noninterest income	787	816	923	727	773

Total revenue	3,421	3,294	3,347	2,976	2,824
Noninterest expense	2,566	2,415	2,372	2,088	1,897

Pre-tax, pre-provision income(2)	855	879	975	888	927
(Reversal of) provision for loan losses	25	(202)	182	1,114	515

Income (loss) from continuing operations before income taxes and including noncontrolling interests	830	1,081	793	(226)	412
Income tax expense (benefit)	220	318	239	(161)	128

Net income (loss) from continuing operations including noncontrolling interests	610	763	554	(65)	284
Income (loss) from discontinued operations, net of taxes	—	—	—	—	(15)
Deduct: Net loss from noncontrolling interests	19	15	19	—	—

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$629	$778	$573	$(65)	$269

Balance sheet (end of period):
Total assets	$96,992	$89,676	$79,097	$85,598	$70,121
Total securities	22,455	24,106	22,114	23,787	8,195
Total loans held for investment	60,034	53,540	48,094	47,220	49,564
Nonperforming assets	616	782	1,142	1,350	437
Core deposits(3)	63,769	52,840	50,100	56,592	38,825
Total deposits	74,255	64,420	59,954	68,518	46,050
Long-term debt	5,622	6,684	5,598	4,226	4,302
UNBC stockholder’s equity	12,491	11,562	10,125	9,580	7,484
Balance sheet (period average):
Total assets	$89,716	$82,435	$83,176	$73,766	$60,908
Total securities	23,216	21,001	22,664	12,026	8,284
Total loans held for investment	55,407	49,939	47,687	48,990	46,112
Earning assets	80,761	73,610	75,028	66,531	54,852
Total deposits	65,743	60,066	65,604	56,595	43,134
UNBC stockholder’s equity	12,075	10,726	9,780	7,855	5,171
Financial ratios:
Return on average assets:
From continuing operations	0.70%	0.94%	0.69%	(0.09)%	0.47%
Net income	0.70	0.94	0.69	(0.09)	0.44
Return on average UNBC stockholder’s equity:
From continuing operations	5.21	7.25	5.86	(0.83)	5.49
Net income	5.21	7.25	5.86	(0.83)	5.20
Efficiency ratio(4)	75.01	73.32	70.89	70.17	67.18
Adjusted efficiency ratio(5)	68.43	66.31	63.57	61.44	59.74
Net interest margin(6)	3.28	3.38	3.24	3.40	3.76
Tier 1 risk-based capital ratio	12.44	13.82	12.44	11.82	8.78
Total risk-based capital ratio	13.93	15.98	15.01	14.54	11.63
Leverage ratio	11.18	11.44	10.34	9.45	8.42
Tier 1 common capital ratio(7)	12.35	13.82	12.42	11.80	8.76
Tangible common equity ratio(8)	9.92	10.20	9.67	8.29	6.96
Credit ratios:
Allowance for loan losses to total loans held for investment	1.09	1.43	2.48	2.87	1.49
Allowance for loan losses to nonaccrual loans	129.47	119.58	123.40	103.03	177.79
Allowance for credit losses to total loans held for investment	1.28	1.68	2.81	3.25	1.74
Allowance for credit losses to nonaccrual loans	152.67	140.46	140.23	116.42	208.01
Net loans charged off to average total loans held for investment	0.24	0.47	0.77	1.02	0.37
Nonperforming assets to total loans held for investment and OREO	1.02	1.46	2.37	2.86	0.88
Nonperforming assets to total assets	0.63	0.87	1.44	1.58	0.62
Nonaccrual loans to total loans held for investment	0.84	1.19	2.01	2.79	0.84

Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(9):
Allowance for loan losses to total loans held for investment	1.11%	1.42%	2.50%	2.87%	1.49%
Allowance for loan losses to nonaccrual loans	137.40	126.26	137.32	103.03	177.79
Allowance for credit losses to total loans held for investment	1.31	1.67	2.85	3.25	1.74
Allowance for credit losses to nonaccrual loans	162.05	148.80	156.44	116.42	208.01
Net loans charged off to average total loans held for investment	0.23	0.48	0.79	1.02	0.37
Nonperforming assets to total loans held for investment and OREO	0.88	1.17	1.91	2.86	0.88
Nonperforming assets to total assets	0.54	0.70	1.15	1.58	0.62
Nonaccrual loans to total loans held for investment	0.81	1.12	1.82	2.79	0.84

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

(3)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(4)	The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).

(5)

The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated VIEs, merger costs related to acquisitions, certain costs related to productivity initiatives and debt termination fees from balance sheet repositioning) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization, gains from productivity initiatives related to the sale of certain business units in 2012 and gains from securities associated with debt termination fees from balance sheet repositioning. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Noninterest Expense” in this Form 10-K for further information.

(6)	Net interest margin is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(7)

The Tier 1 common capital ratio is the ratio of Tier 1 capital, less junior subordinated debt payable to trusts, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company’s capital structure and is used to assess and compare the quality and composition of the Company’s capital structure to other financial institutions. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital” in this Form 10-K for further information.

(8)

The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company’s capital structure and is used to assess and compare the quality and composition of the Company’s capital structure to other financial institutions. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital” in this Form 10-K for further information.

(9)

These ratios exclude the impact of all purchased credit-impaired loans and FDIC covered OREO. Purchased credit-impaired loans and OREO related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank are covered under loss share agreements between Union Bank, N.A. and the Federal Deposit Insurance Corporation. Management believes the exclusion of purchased credit-impaired loans and FDIC covered OREO from certain asset quality ratios that include nonperforming loans, nonperforming assets, net loans charged off, total loans held for investment and the allowance for loan losses or credit losses in the numerator or denominator provides a better perspective into underlying asset quality trends.

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include expectations for our operations and business, and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our expectations. Please also refer to “Note Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” for a discussion of some factors that may cause results to differ from our expectations.

You should read the following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2012, 2011 and 2010 together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-K, the term “UnionBanCal” and terms such as “our Company”, “we,” “us” and “our” refer to UnionBanCal Corporation, Union Bank, N.A., one or more of their consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, Illinois and New York, as well as nationally and internationally. We had consolidated assets of $97.0 billion at December 31, 2012.

References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU).

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2012 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities and merchant banking fees. In 2012, revenue was comprised of 77 percent net interest income and 23 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

Performance Highlights

Net income for 2012 was $629 million, compared with $778 million in 2011. The decrease of $149 million was primarily due to a provision for loan losses in 2012 of $25 million compared with a benefit of $202 million in 2011, as well as a slight decrease in pre-tax, pre-provision income. The provision for loan losses reflected growth in our loan portfolio along with a continuing, but moderating, pace of credit quality improvement for our loan portfolio throughout 2012. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.84 percent at December 31, 2012 from 1.19 percent at December 31, 2011 and 2.01 percent at December 31, 2010. Our ratio of allowance for loan losses to total loans held for investment decreased to 1.09 percent at December 31, 2012 from 1.43 percent at December 31, 2011 and 2.48 percent at December 31, 2010.

Pre-tax, pre-provision income totaled $855 million in 2012 compared with $879 million in 2011. The decrease was primarily due to higher pension costs from the continuing low interest rate environment, merger costs related to our acquisitions, and the improved performance of our FDIC covered loans, which had the effect of accelerating the amortization of the FDIC indemnification asset and increasing the fair value of the related liability.

The decline in pre-tax, pre-provision income was partially offset by an increase in net interest income. Net interest income increased to $2,634 million in 2012 from $2,478 million in 2011, primarily reflecting growth in the loan portfolio. The increase in net interest income was tempered by a 10 basis point decline in the net interest margin, reflecting lower yields on securities and loans. We expect continued pressure on our net interest margin as our balance sheet continues to reprice downward in the current low interest rate environment.

Capital Ratios

At December 31, 2012, our regulatory Tier 1 and Total risk-based capital ratios were 12.44 percent and 13.93 percent, respectively, above the well-capitalized regulatory thresholds. Our tangible common equity ratio declined 28 basis points to 9.92 percent and our Tier 1 common risk-based capital ratio declined 147 basis points to 12.35 percent from December 31, 2011, both due to the acquisitions consummated during the year.

Acquisitions

On December 1, 2012, we completed the purchase of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. The transaction enhanced our geographic footprint within California’s Central Coast region where PCBC’s principal subsidiary, Santa Barbara Bank & Trust, N.A. (SBB&T), conducted its banking activities. As part of the transaction, SBB&T was merged with and into our primary subsidiary, Union Bank, on December 3, 2012, with Union Bank continuing as the surviving entity. Upon completion of the transaction, Union Bank acquired $3.8 billion in loans held for investment and $4.7 billion in deposits.

On October 26, 2012, we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits.

Financial Performance

Net Interest Income

The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment:(2)
Commercial and industrial	$20,196	$768	3.80%	$16,598	$650	3.92%	$14,754	$676	4.58%
Commercial mortgage	8,357	339	4.06	7,858	335	4.26	8,067	341	4.23
Construction	712	30	4.15	1,084	44	4.04	2,029	66	3.24
Lease financing	1,001	43	4.30	830	38	4.60	642	23	3.59
Residential mortgage	20,778	874	4.21	18,562	885	4.77	17,093	902	5.28
Home equity and other consumer loans	3,602	138	3.83	3,771	158	4.20	3,902	172	4.41

Loans, before purchased credit-impaired loans	54,646	2,192	4.01	48,703	2,110	4.33	46,487	2,180	4.69
Purchased credit-impaired loans	761	304	39.92	1,236	201	16.29	1,200	95	7.88

Total loans held for investment	55,407	2,496	4.50	49,939	2,311	4.63	47,687	2,275	4.77
Securities	23,216	534	2.30	21,001	539	2.57	22,664	548	2.42
Interest bearing deposits in banks	1,756	4	0.26	2,373	7	0.25	4,128	10	0.25
Federal funds sold and securities purchased under resale agreements	67	—	0.21	72	—	0.12	353	1	0.14
Trading account assets	173	1	0.52	149	1	0.80	196	2	1.31
Other earning assets	142	—	0.25	76	—	0.73	—	—	—

Total earning assets	80,761	3,035	3.76	73,610	2,858	3.88	75,028	2,836	3.78

Allowance for loan losses	(701)			(933)			(1,378)
Cash and due from banks	1,318			1,263			1,214
Premises and equipment, net	660			689			675
Other assets	7,678			7,806			7,637

Total assets	$89,716			$82,435			$83,176

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$26,696	$61	0.23	$24,434	$57	0.23	$34,686	$166	0.48
Savings	5,312	8	0.15	5,226	12	0.23	4,426	16	0.35
Time	12,368	164	1.32	11,994	147	1.22	11,209	108	0.97

Total interest bearing deposits	44,376	233	0.53	41,654	216	0.52	50,321	290	0.58

Commercial paper and other short-term borrowings(3)	3,256	9	0.27	2,663	6	0.23	1,289	4	0.38
Long-term debt	5,820	147	2.53	6,578	149	2.27	4,736	108	2.28

Total borrowed funds	9,076	156	1.72	9,241	155	1.68	6,025	112	1.87

Total interest bearing liabilities	53,452	389	0.73	50,895	371	0.73	56,346	402	0.72

Noninterest bearing deposits	21,367			18,412			15,283
Other liabilities	2,562			2,133			1,535

Total liabilities	77,381			71,440			73,164
Equity
UNBC Stockholder’s equity	12,075			10,726			9,780
Noncontrolling interests	260			269			232

Total equity	12,335			10,995			10,012

Total liabilities and equity	$89,716			$82,435			$83,176

Net interest income/spread (taxable-equivalent basis)		2,646	3.03%		2,487	3.15%		2,434	3.06%
Impact of noninterest bearing deposits			0.21			0.19			0.16
Impact of other noninterest bearing sources			0.04			0.04			0.02
Net interest margin			3.28			3.38			3.24
Less: taxable-equivalent adjustment		12			9			10

Net interest income		$2,634			$2,478			$2,424

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)	Includes interest bearing trading liabilities.

Net interest income in 2012 increased $156 million, or 6 percent, compared to 2011. The increase was primarily due to growth in both total loans, before purchased credit-impaired loans, and securities, which were partially offset by lower yields. Average total loans, before purchased credit-impaired loans, and securities increased $5.9 billion and $2.2 billion, respectively, in 2012 compared to 2011. The increases were partially offset by compression in the net interest margin, which decreased 10 basis point to 3.28 percent, primarily due to declining yields on loans, before purchased credit-impaired loans, and securities.

Net interest income in 2011, although relatively flat compared to 2010, reflected a 14 basis point increase in the net interest margin to 3.38 percent due to a decline in the balance of lower yielding interest bearing deposits in banks, an increase in noninterest bearing funding sources and strong growth in our loans held for investment. Because of our targeted deposit rate reductions in 2011, our average interest bearing deposits decreased by 17 percent to $42 billion compared to 2010.

Analysis of Changes in Net Interest Income

The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2012, 2011 and 2010. The changes in net interest income between periods have been reflected as attributable either to volume or to rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $129 million, $138 million and $134 million for the years ended 2012, 2011 and 2010, respectively, are included in this table.

	For the Years Ended December 31,
	2012 versus 2011			2011 versus 2010
	Increase (decrease) due to change in			Increase (decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income
Loans held for investment:
Commercial and industrial	$137	$(19)	$118	$79	$(105)	$(26)
Commercial mortgage	21	(17)	4	(9)	3	(6)
Construction	(15)	1	(14)	(36)	14	(22)
Lease financing	8	(3)	5	8	7	15
Residential mortgage	99	(110)	(11)	74	(91)	(17)
Home equity and other consumer loans	(7)	(13)	(20)	(6)	(8)	(14)

Loans, before purchased credit-impaired loans	243	(161)	82	110	(180)	(70)
Purchased credit-impaired loans	(101)	204	103	3	103	106

Total loans held for investment	142	43	185	113	(77)	36
Securities	54	(59)	(5)	(42)	33	(9)
Interest bearing deposits in banks	(2)	(1)	(3)	(4)	1	(3)
Federal funds sold and securities purchased under resale agreements	—	—	—	—	(1)	(1)
Trading account assets	—	—	—	(1)	—	(1)

Total earning assets	194	(17)	177	66	(44)	22

Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	5	(1)	4	(40)	(69)	(109)
Savings	—	(4)	(4)	2	(6)	(4)
Time	5	12	17	8	31	39

Total interest bearing deposits	10	7	17	(30)	(44)	(74)

Commercial paper and other short-term borrowings	1	2	3	4	(2)	2
Long-term debt	(18)	16	(2)	42	(1)	41

Total borrowed funds	(17)	18	1	46	(3)	43

Total interest bearing liabilities	(7)	25	18	16	(47)	(31)

Changes in net interest income	$201	$(42)	$159	$50	$3	$53

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the years ended December 31, 2012, 2011 and 2010.

Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2012 versus 2011		2011 versus 2010
(Dollars in millions)	2012	2011	2010	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$209	$206	$236	$3	1%	$(30)	(13)%
Trust and investment management fees	119	132	133	(13)	(10)	(1)	(1)
Trading account activities	115	126	111	(11)	(9)	15	14
Securities gains, net	108	58	105	50	86	(47)	(45)
Merchant banking fees	89	97	83	(8)	(8)	14	17
Standby letters of credit fees	54	46	35	8	17	11	31
Brokerage commissions and fees	44	47	40	(3)	(6)	7	18
Other investment income	44	35	25	9	26	10	40
Card processing fees, net	32	59	55	(27)	(46)	4	7
Other	(27)	10	100	(37)	(370)	(90)	(90)

Total noninterest income	$787	$816	$923	$(29)	(4)%	$(107)	(12)%

Securities gains, net increased due to higher gains on the sale of securities related to our strategic securities portfolio rebalancing activities in 2012. Card processing fees declined primarily due to lower debit card interchange rates resulting from final Federal Reserve Board rules implementing the Durbin Amendment to the Dodd-Frank Act, which became effective in the fourth quarter of 2011. Other noninterest income decreased primarily due to an increase in the amortization rate on the FDIC indemnification asset, resulting from improved credit performance on our FDIC covered loans.

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2012 versus 2011		2011 versus 2010
(Dollars in millions)	2012	2011	2010	Amount	Percent	Amount	Percent
Salaries and other compensation	$1,134	$1,115	$1,030	$19	2%	$85	8%
Employee benefits	345	270	200	75	28	70	35

Salaries and employee benefits	1,479	1,385	1,230	94	7	155	13
Net occupancy and equipment	267	267	252	—	—	15	6
Professional and outside services	228	209	199	19	9	10	5
Intangible asset amortization	81	106	124	(25)	(24)	(18)	(15)
Software	70	66	67	4	6	(1)	(1)
Regulatory assessments	65	69	116	(4)	(6)	(47)	(41)
Low income housing credit investment amortization	63	69	60	(6)	(9)	9	15
Advertising and public relations	57	45	50	12	27	(5)	(10)
Communications	39	42	40	(3)	(7)	2	5
Data processing	36	39	35	(3)	(8)	4	11
(Reversal of) provision for losses on off-balance sheet commitments	(17)	(29)	(14)	12	41	(15)	(107)
Other	198	147	213	51	35	(66)	(31)

Total noninterest expense	$2,566	$2,415	$2,372	$151	6%	$43	2%

Salaries and employee benefits increased primarily due to higher pension costs and severance and retention benefits associated with our acquisition of PCBC. Professional and outside services expense increased primarily due to the PCBC acquisition and various regulatory and compliance projects, including costs associated with the Company’s annual filing of its capital plan with the Federal Reserve Board. Other noninterest expense increased primarily due to prepayment fees from the early extinguishment of wholesale borrowings related to our securities portfolio rebalancing actions and the improved performance of our FDIC covered loans, which had the effect of increasing the fair value of the FDIC clawback liability.

Noninterest expense in 2011 included $56 million of productivity initiative costs, which were primarily comprised of salaries and benefits and consulting fees (reported within professional and outside services), associated with operational efficiency enhancements.

The adjusted efficiency ratio is a non-GAAP financial measure that is used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012. The following table shows the calculation of this ratio for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Noninterest Expense	$2,566	$2,415	$2,372
Less: Foreclosed asset expense	8	12	11
Less: (Reversal of) provision for losses on off-balance sheet commitments	(17)	(29)	(14)
Less: Productivity initiative costs	37	56	—
Less: Low income housing credit (LIHC) investment amortization expense	63	69	60
Less: Expenses of the LIHC consolidated variable interest entities (VIEs)	31	24	32
Less: Merger costs related to acquisitions	53	24	33
Less: Asset impairment charge	—	—	30
Less: Net adjustments related to privatization transaction	81	109	136
Less: Debt termination fees from balance sheet repositioning	30	—	—

Net noninterest expense(a)	$2,280	$2,150	$2,084

Total Revenue	$3,421	$3,294	$3,347
Add: Net interest income taxable-equivalent adjustment	12	9	10
Less: Productivity initiative gains	23	—	—
Less: Accretion related to privatization-related fair value adjustments	48	62	77
Less: Gains from securities associated with debt termination fees from balance sheet repositioning	30	—	—

Total revenue(b)	$3,332	$3,241	$3,280

Adjusted efficiency ratio(a)/(b)	68.43%	66.31%	63.57%

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Income before income taxes and including noncontrolling interests	$830	$1,081	$793
Income tax expense	220	318	239
Effective tax rate	27%	29%	30%

The income tax expense and effective tax rate include both federal and state income taxes. In 2012, income tax expense was $220 million with an effective tax rate of 27 percent, compared with an expense of $318 million and a rate of 29 percent in 2011. The lower 2012 income tax expense was driven primarily by the larger impact of low-income housing and alternative energy income tax benefits on lower pre-tax income. Income tax expense in 2012, 2011 and 2010 was negatively affected by adjustments to unrecognized tax benefits.

For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 11 to our Consolidated Financial Statements  included in this Form 10-K.

Balance Sheet Analysis

Securities

Our securities portfolio is primarily used for liquidity and interest rate risk management purposes and to invest cash resulting from excess liquidity. Once these objectives are met, we strive to maximize total return while managing this objective within appropriate risk parameters. At December 31, 2012, substantially all of our securities were investment grade. The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Form 10-K.

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

Analysis of Securities

The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2012. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Securities Available for Sale

	December 31, 2012
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government sponsored agencies	$397	1.64%	$469	1.36%	$—	—%	$—	—%	$866	1.49%
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	8	4.02	60	4.29	430	3.13	12,606	2.76	13,104	2.78
Privately issued	—	—	—	—	8	3.54	437	3.74	445	3.74
Commercial mortgage-backed securities	—	—	—	—	825	2.27	2,038	3.86	2,863	3.40
CLOs	—	—	648	1.16	813	1.10	535	1.96	1,996	1.35
Other debt securities	63	2.45	427	1.62	795	1.77	498	4.26	1,783	2.46
Equity securities	—	—	—	—	—	—	—	—	19	—

Total securities available for sale	$468	1.79%	$1,604	1.46%	$2,871	1.93%	$16,114	2.95%	$21,076	2.67%

Securities Held to Maturity

(Dollars in millions)	December 31, 2012
	Maturities
	Over One Year Through Five Years		Over Ten Years		Total Amortized Cost

	Amount	Yield	Amount	Yield	Amount	Yield
CLOs	$118	1.28%	$—	—%	$118	1.28%
U.S. government agency and government sponsored agencies—residential mortgage backed securities	—	—	997	2.37	997	2.37

Total securities held to maturity	$118	1.28%	$997	2.37%	$1,115	2.25%

Our securities portfolio at December 31, 2012 included ALM securities with a fair value of $20.9 billion. These securities have an expected weighted average life of 3.5 years at December 31, 2012.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type and as a percentage of total loans held for investment for 2008 through 2012.

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Loans held for investment:
Commercial and industrial	$20,827	$19,226	$15,162	$15,258	$18,469
Commercial mortgage	9,939	8,175	7,816	8,246	8,186
Construction	627	870	1,460	2,429	2,744
Lease financing	1,104	965	757	654	646

Total commercial portfolio	32,497	29,236	25,195	26,587	30,045

Residential mortgage	22,705	19,625	17,531	16,716	15,881
Home equity and other consumer loans	3,647	3,730	3,858	3,917	3,638

Total consumer portfolio	26,352	23,355	21,389	20,633	19,519

Total loans held for investment, before purchased credit-impaired loans	58,849	52,591	46,584	47,220	49,564
Purchased credit-impaired loans	1,185	949	1,510	—	—

Total loans held for investment	$60,034	$53,540	$48,094	$47,220	$49,564

Loans held for investment increased from December 31, 2011 to December 31, 2012 primarily due to the acquisition of PCBC and organic growth in the commercial and industrial, commercial mortgage and residential mortgage portfolios.

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.5 billion and $1.2 billion, as of December 31, 2012 and 2011, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

As of December 31, 2012, our sovereign and non-sovereign debt exposure to European countries experiencing significant economic and fiscal difficulties was de minimis.

Loan Maturities

The following table presents our loans held for investment by contractual maturity.

	December 31, 2012
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment, before purchased credit-impaired loans:
Commercial and industrial	$7,473	$11,324	$2,030	$20,827
Commercial mortgage	669	2,990	6,280	9,939
Construction	320	264	43	627
Lease financing	9	55	1,040	1,104

Total commercial portfolio	8,471	14,633	9,393	32,497
Residential mortgage	1	25	22,679	22,705
Home equity and other consumer loans	149	874	2,624	3,647

Total consumer portfolio	150	899	25,303	26,352
Total loans held for investment, before purchased credit-impaired loans	8,621	15,532	34,696	58,849

Purchased credit-impaired loans	232	415	538	1,185

Total loans held for investment	$8,853	$15,947	$35,234	$60,034

Total fixed rate loans held for investment due after one year				$11,215
Total variable rate loans held for investment due after one year				39,966

Total loans held for investment due after one year				$51,181

Deposits

The table below presents our deposits as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$5,178	$3,757	$1,421	38%
Money market	25,169	21,276	3,893	18

Total interest-bearing transaction and money market accounts	30,347	25,033	5,314	21
Savings	5,853	5,169	684	13
Time	12,577	13,620	(1,043)	(8)

Total interest bearing deposits	48,777	43,822	4,955	11
Noninterest bearing deposits	25,478	20,598	4,880	24

Total deposits	$74,255	$64,420	$9,835	15%

Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,474	$2,119	$355	17%
Time	2,959	2,310	649	28

Total brokered deposits	$5,433	$4,429	$1,004	23%

Core Deposits:
Total deposits	$74,255	$64,420	$9,835	15%
Less: Total brokered deposits	5,433	4,429	1,004	23
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	5,053	7,151	(2,098)	(29)

Total core deposits	$63,769	$52,840	$10,929	21%

Total deposits and core deposits increased $9.8 billion and $10.9 billion, respectively, from December 31, 2011 to December 31, 2012. Core deposits as a percentage of total deposits increased to 86 percent at December 31, 2012 compared with 82 percent at December 31, 2011. This increase reflected core deposit growth through acquisitions and a strategic shift in our deposit mix from large balance time deposits to lower yielding interest bearing and money market account products.

The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2012
Three months or less	$2,828
Over three months through six months	1,381
Over six months through twelve months	1,512
Over twelve months	3,686

Total domestic time deposits of $100,000 and over	$9,407

We offer certificates of deposit and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are held by customers, both public and private, who have conducted business with us for an extended period. Non-U.S. time deposits were $0.7 billion and $1.2 billion at December 31, 2012 and 2011, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.

Capital

Capital Adequacy and Capital Management

A strong capital position is essential to the Company’s business strategy. The Company has established a Capital Management Policy, which sets forth, among other things, the principles and guidelines used for capital planning, issuance, usage and distributions, including internal capital goals; the quantitative or qualitative guidelines for dividends and stock repurchases; and the strategies for addressing potential capital shortfalls. The Capital Management Policy sets forth the enterprise-wide capital objectives, which include requirements to maintain capital adequate for the Company’s material risks, to achieve target solvency, to provide for effective support of organic growth, and to consider the quality and efficiency of various capital forms while maintaining a strong capital position. Capital is generated principally from the retention of earnings and from capital contributions received from BTMU.

Regulatory Capital

The following table summarizes our risk-based capital, risk-weighted assets, and risk-based capital ratios.

(Dollars in millions)	December 31, 2012	December 31, 2011	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$9,864	$9,641
Tier 2 capital	1,184	1,501

Total risk-based capital	$11,048	$11,142

Risk-weighted assets	$79,321	$69,738

Quarterly average assets	$88,265	$84,300

Capital Ratios
Tier 1 risk-based capital	12.44%	13.82%	4.00%
Total risk-based capital	13.93	15.98	8.00
Leverage(1)	11.18	11.44	4.00

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including requirements to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio). The Company and Union Bank interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of the capital ratios. As of December 31, 2012, management believes the capital ratios of the Company and Union Bank met all regulatory requirements of “well-capitalized” institutions.

In January 2013, the Company timely filed its Capital Plan Review (“CapPR”) with the Federal Reserve Board. The CapPR is an assessment of the capital plans of bank holding companies in the U.S. with total assets exceeding $50 billion that were not included in the Federal Reserve’s Comprehensive Capital Analysis and Review of the largest U.S. bank holding companies. The CapPR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. The Federal Reserve requires each bank holding company subject to the CapPR to submit a capital plan that includes both internal and supervisory-mandated capital projections under various baseline and hypothetical economic stress scenarios.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. These ratios are not defined by US GAAP or federal banking regulations. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation—Regulatory Capital Standards—Basel Committee Capital Standards and U.S. Regulatory Response” in Item 1 of this Form 10-K for additional information regarding the Basel Committee’s capital standards.

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of December 31, 2012 and 2011.

(Dollars in millions)	December 31, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percent
Total UNBC stockholder’s equity	$12,491	$11,562	$929	8%
Goodwill	(2,942)	(2,457)	(485)	(20)
Intangible assets, except mortgage servicing rights (MSRs)	(373)	(360)	(13)	(4)
Deferred tax liabilities related to goodwill and intangible assets	129	130	(1)	(1)

Tangible common equity(a)	$9,305	$8,875	$430	5

Tier 1 capital, determined in accordance with regulatory requirements	$9,864	$9,641	$223	2
Junior subordinated debt payable to trusts	(66)	—	(66)	(100)

Tier 1 common equity(b)	$9,798	$9,641	$157	2

Total assets	$96,992	$89,676	$7,316	8
Goodwill	(2,942)	(2,457)	(485)	(20)
Intangible assets, except MSRs	(373)	(360)	(13)	(4)
Deferred tax liabilities related to goodwill and intangible assets	129	130	(1)	(1)

Tangible assets(c)	$93,806	$86,989	$6,817	8

Risk-weighted assets, determined in accordance with regulatory requirements(d)	$79,321	$69,738	$9,583	14%

Tangible common equity ratio(a)/(c)	9.92%	10.20%
Tier 1 common capital ratio(b)/(d)	12.35	13.82

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

For additional information regarding our regulatory capital requirements, see “Supervision and Regulation—Regulatory Capital Standards” in this Form 10-K.

Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring.

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

Allowance for Credit Losses

Allowance Policy and Methodology

We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. The allowance for credit losses is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance and the allowance for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements included in this Form 10-K.

The allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans and most unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Changes in risk grades affect the amounts calculated under this formulaic computation. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management’s evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the formulaic computation of loss factors. Loss factors for individually graded credits are derived from a loan migration application that tracks historical losses over an economic cycle, which we believe captures the inherent losses in our loan portfolio. For loans that are homogeneous in nature, such as residential mortgage and home equity loans, consumer installment and certain small commercial loans, we estimate the allowance based on forecasted losses. While our assessments of these factors are reviewed quarterly with our senior credit officers and executive management, the actual impact from any of these conditions may differ significantly from the estimates used.

Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration application that is used to establish the loan loss factors for individually graded loans is designed to be self-adjusting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data, which may not be reflective of incurred losses inherent in the portfolio, will not have an undue influence on the derived loss factors.

In addition to this loss factor methodology, the allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and retail portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the retail portfolio. Segment considerations are revised periodically as portfolio and credit environment conditions change.

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

The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. These attributions may be ascribed to portfolio segments in future periods when the loss attributions become more evident.

Total Allowance and Related Provision for Credit Losses

We recorded a provision for loan losses of $25 million in 2012, compared with a reversal of the provision for loan losses of $202 million in 2011 and a provision for loan losses of $182 million in 2010. The provision for loan losses in 2012 reflected growth in our loan portfolio along with a moderating pace of credit quality improvement for our loan portfolio compared with 2011. It also includes the effects of the implementation of Office of the Comptroller of the Currency (OCC) regulatory accounting guidance in the third quarter of 2012. The OCC regulatory accounting guidance requires that loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower be charged off to their collateral value. This guidance had the effect of increasing charge-offs by $17 million and consumer TDRs by $67 million at the time of its adoption.

Our ratio of nonaccrual loans to total loans held for investment decreased 0.35 percent to 0.84 percent at December 31, 2012 compared with a decrease of 0.82 percent from December 31, 2010 to December 31, 2011. Criticized credits in the commercial segment declined to $1.3 billion at December 31, 2012 from $2.0 billion at December 31, 2011. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The unallocated allowance totaled $110 million at December 31, 2012, compared with $135 million at December 31, 2011. The unallocated reserve primarily reflects an extending loss development horizon that management has observed within the commercial loan portfolio and the continuing fiscal challenges for the U.S. government. Segment attributions, which were previously included in the unallocated allowance, are now reflected in the commercial and consumer portfolio segments.

The following table reflects the related allowance for loan losses allocated to a loan category at the period end and percentage of the allocation to the period end loan balance of that loan category, as set forth in the “Loans Held for Investment” table.

	December 31,
(Dollars in millions)	2012		2011		2010		2009		2008
Commercial and industrial	$280	1.34%	$286	1.49%	$332	2.18%	$446	2.92%	$340	1.84%
Commercial mortgage	125	1.21	135	1.65	235	3.01	261	3.16	119	1.46
Construction	6	0.91	26	2.99	98	6.68	251	10.34	139	5.07
Lease financing	7	0.60	27	2.79	18	2.42	5	0.76	4	0.59

Total commercial portfolio	418	1.27	474	1.62	683	2.71	963	3.62	602	2.00

Residential	80	0.35	97	0.49	114	0.65	121	0.73	40	0.25
Home equity and other consumer loans	44	1.18	41	1.11	71	1.86	82	2.10	27	0.73

Total consumer portfolio	124	0.47	138	0.59	185	0.87	203	0.99	67	0.34

Total allocated allowance, excluding purchased credit-impaired loans	542	0.91	612	1.16	868	1.86	1,166	2.47	669	1.35
Unallocated	110		135		298		191		69

Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$652	1.09%	$747	1.42%	$1,166	2.50%	$1,357	2.87%	$738	1.49%
Allowance for loan losses on purchased credit-impaired loans	1	0.26	17	1.78	25	1.64	—	na	—	na

Total allowance for loan losses	$653	1.09%	$764	1.43%	$1,191	2.48%	$1,357	2.87%	$738	1.49%

na = not applicable

Change in the Allowance for Loan Losses

The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Balance, beginning of period	$764	$1,191	$1,357	$738	$403
(Reversal of) provision for loan losses, excluding FDIC covered loans	28	(200)	174	1,114	515
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	(3)	(2)	8	—	—
(Decrease) increase in allowance covered by FDIC indemnification	(5)	(5)	17	—	—
Other(1)	—	16	1	4	(10)
Loans charged off:
Commercial and industrial	(62)	(61)	(152)	(305)	(119)
Commercial mortgage	(15)	(62)	(161)	(73)	(1)
Construction	(11)	(4)	(32)	(71)	(32)
Lease financing	—	(90)	—	—	—

Total commercial portfolio	(88)	(217)	(345)	(449)	(152)

Residential mortgage	(49)	(48)	(55)	(40)	(7)
Home equity and other consumer loans	(46)	(39)	(45)	(43)	(18)

Total consumer portfolio	(95)	(87)	(100)	(83)	(25)

FDIC covered loans	(13)	(3)	—	—	—

Total loans charged off	(196)	(307)	(445)	(532)	(177)

Recoveries of loans previously charged off:
Commercial and industrial	25	28	45	30	5
Commercial mortgage	18	26	11	—	—
Construction	9	12	20	2	1
Lease financing	5	—	—	—	—

Total commercial portfolio	57	66	76	32	6

Residential mortgage	—	1	1	—	—
Home equity and other consumer loans	3	2	2	1	1

Total consumer portfolio	3	3	3	1	1

FDIC covered loans	5	2	—	—	—

Total recoveries of loans previously charged off	65	71	79	33	7

Net loans charged off	(131)	(236)	(366)	(499)	(170)

Ending balance of allowance for loan losses	$653	$764	$1,191	$1,357	$738

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$652	$747	$1,166	$1,357	$738
Allowance for loan losses on purchased credit-impaired loans	1	17	25	—	—

Total allowance for loan losses	653	764	1,191	1,357	738

Allowance for losses on off-balance sheet commitments	117	133	162	176	125

Allowance for credit losses	$770	$897	$1,353	$1,533	$863

(1)	Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization on October 1, 2011 in which BTMU transferred its trust company, BTMUT, to us.

Gross loans charged off in 2012 decreased 36 percent from 2011 primarily due to gradually improving economic conditions, effective loss mitigation strategies, and an increased ability by borrowers to refinance, which resulted in decreased loss activity in commercial mortgage and lease financing, partially offset by increased construction loan charge-offs. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Fluctuations in loan recoveries from year-to-year are due to variability in timing of recoveries and tend to trail the periods in which charge-offs are recorded.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. Beginning on January 1, 2009, we place consumer home equity loans and one-to-four single family residential loans on nonaccrual status when these loans become 90 days delinquent. Previously, these loans were not placed on nonaccrual status but were charged off at 120 days. Additionally, in accordance with recently issued federal banking agency supervisory guidance, the Company reports junior lien loans as nonperforming when the first lien loan becomes 90 days or more past due even if the junior lien loan is performing. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in this Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets.

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Commercial and industrial	$48	$127	$115	$342	$261
Commercial mortgage	65	139	329	414	56
Construction	—	16	140	336	99

Total commercial portfolio	113	282	584	1,092	416

Residential mortgage	306	285	243	205	—
Home equity and other consumer loans	56	24	22	20	—

Total consumer portfolio	362	309	265	225	—

Total nonaccrual loans, before purchased credit-impaired loans	475	591	849	1,317	416
Purchased credit-impaired loans	30	47	116	—	—

Total nonaccrual loans	505	638	965	1,317	416
OREO, before FDIC covered OREO	45	27	41	33	21
FDIC covered OREO	66	117	136	—	—

Total nonperforming assets	$616	$782	$1,142	$1,350	$437

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$520	$618	$890	$1,350	$437

Troubled debt restructurings:
Accruing	$401	$252	$22	$4	$—
Nonaccruing (included in total nonaccrual loans above)	209	221	198	17	—

Total debt restructurings	$610	$473	$220	$21	$—

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are those loans for which we have granted a concession to a borrower as a result of that borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers and prepayment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and typically a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

Modifications of purchased credit-impaired loans that are accounted for within loan pools do not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, modifications of loans within such pools are not considered TDRs.

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2012 and 2011. Refer to Note 4 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a Percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Commercial and industrial	$215	$151	1.03%	0.79%
Commercial mortgage	64	104	0.64	1.27
Construction	35	66	5.54	7.55

Total commercial portfolio	314	321	0.96	1.10

Residential mortgage	271	142	1.19	0.72
Home equity and other consumer loans	21	2	0.58	0.05

Total consumer portfolio	292	144	1.11	0.62

Total restructured loans, excluding purchased credit-impaired loans(1)	$606	$465	1.03%	0.88%

(1)	Amounts exclude $4 million and $8 million of TDRs covered by FDIC loss share agreements at December 31, 2012 and 2011, respectively.

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment that are 90 days or more past due and still accruing totaled $1 million at both December 31, 2012 and 2011. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $124 million and $165 million at December 31, 2012 and 2011, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

Interest Foregone

If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $37 million of interest income in 2012. For loans that were on nonaccrual status during 2012, we recognized interest income of $52 million.

Quantitative and Qualitative Disclosures About Market Risk

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, securities, deposits, borrowings and derivative financial instruments. To a much lesser degree, we are exposed to market risk in our trading portfolio.

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

The Risk & Capital Committee (RCC), composed of selected senior officers of the Bank strives, among other things, to ensure that the Bank has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Bank, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

Interest Rate Risk Management (Other Than Trading)

ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income policy measurement typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Due to the current and persistently low interest rate environment, the -200 basis point parallel scenario was replaced with a -100 basis point parallel scenario.

Net Interest Income Sensitivity

The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	December 31, 2012	December 31, 2011
Effect on net interest income:
Increase 200 basis points	$118.8	$98.8
as a percentage of base case net interest income	4.42%	3.98%
Decrease 100 basis points	$(49.1)	$(63.4)
as a percentage of base case net interest income	(1.83)%	(2.55)%

An increase in rates increases net interest income. Approximately 25% of the net interest income increase comes from on and off-balance sheet position re-pricing differences with maturities of two years and shorter. The remaining increase comes from on and off-balance sheet position re-pricing differences with maturities greater than two years. During 2012, the Bank’s asset sensitive profile increased slightly as changes were made to balance sheet composition as well as to forecasted new activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower’s propensity or ability to prepay their mortgage. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing and investment, funding and hedging activities.

ALM Securities

In September 2012, we transferred certain CLO securities with a carrying amount immediately prior to transfer of $1.1 billion from held to maturity to available for sale, due to a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes under rules proposed by the U.S. federal banking agencies in June 2012. Accordingly, we no longer intend to hold these securities to maturity. We transferred approximately $155 million of mortgage-backed securities from securities available for sale to securities held to maturity during 2012. Additional mortgage-backed securities were purchased during 2012 into the held to maturity portfolio. At December 31, 2012 and 2011, our ALM securities portfolio included $20.9 billion and $22.6 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by U.S. government-sponsored agencies, residential and commercial mortgage-backed securities, and asset-backed securities and had an expected weighted average life of 3.5 years at December 31, 2012. At December 31, 2012, approximately $8.1 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2012, we purchased $11.2 billion and sold $6.9 billion of securities, as part of our investment portfolio strategy, while $7.7 billion of ALM securities matured, were paid down, or were called.

Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 2.3 at December 31, 2012, compared to 1.7 at December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.3 suggests an expected price decrease of approximately 2.3 percent for an immediate 1.0 percent parallel increase in interest rates.

ALM Derivatives

During 2012, the notional amount of the ALM derivatives portfolio increased by $1.0 billion as the Bank added $5.8 billion of receive fixed interest rate swap contracts to hedge floating rate commercial loans and terminated $1.2 billion of pay fixed interest rate swap contracts previously used to hedge floating rate borrowings. Additionally, $2.7 billion of receive fixed interest rate swap contracts to hedge floating rate commercial loans were terminated and $0.9 billion of interest rate cap contracts expired or were terminated.

The fair value of the ALM derivatives portfolio increased as the receive fixed interest rate swap contracts benefited from the decrease in interest rates. However, the increase in fair value was mitigated by the erosion of time value on interest rate cap contracts. For additional discussion of derivative instruments and our hedging strategies, see Note 17 to our Consolidated Financial Statements included in this Form 10-K.

(Dollars in millions)	December 31, 2012	December 31, 2011	Increase (Decrease)
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap pay fixed contracts	$—	$1,150	$(1,150)
Interest rate swap receive fixed contracts	5,300	2,250	3,050
Interest rate cap purchased contracts	3,100	4,000	(900)

Total interest rate contracts	$8,400	$7,400	$1,000

Fair value of positions held for purposes other than trading:
Gross positive fair value	$28	$3	$25
Gross negative fair value	—	10	(10)

Positive (negative) fair value of positions, net	$28	$(7)	$35

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

The following table sets forth the average, high and low 10-day, 99 percent confidence level VaR for our trading activities for the years ended December 31, 2012 and 2011.

	December 31,
	2012			2011
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$0.3	$0.5	$—	$0.3	$0.8	$0.1
Securities	0.4	1.1	0.1	0.3	1.2	—
Interest rate derivatives	0.3	0.9	0.1	1.3	3.4	0.3

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

As of December 31, 2012, we had a notional amount of $37.8 billion of interest rate derivative contracts. We enter into these agreements for customer accommodations and for our own account. As of December 31, 2012, we had a notional amount of $3.2 billion of foreign exchange derivative contracts. We enter into these agreements for customer accommodations to support their hedging and operating needs and for our own account. As of December 31, 2012, we had a notional amount of $3.5 billion of commodity derivative contracts. We enter into such contracts to satisfy the needs of our customers, and we enter into matching contracts with other counterparties, to remove our exposure to market risk. As of December 31, 2012, we had a notional amount of $0.9 billion, $2.1 billion and $3.6 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded derivatives and the related hedges contained in our market-link CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2012 and 2011 and the change in fair value between December 31, 2012 and 2011.

(Dollars in millions)	December 31, 2012	December 31, 2011	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$37,790	$33,903	$3,887
Commodity contracts	5,595	5,136	459
Foreign exchange contracts(1)	4,050	3,762	288
Equity contracts	3,631	3,037	594

Total	$51,066	$45,838	$5,228

Fair value of positions held for trading purposes:
Gross positive fair value	$1,413	$1,346	$67
Gross negative fair value	1,317	1,297	20

Positive fair value of positions, net	$96	$49	$47

(1)	Excludes spot contracts with a notional amount of $0.5 billion and $0.4 billion at December 31, 2012 and December 31, 2011, respectively.

Liquidity Risk

Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its contractual, including contingent, obligations. The objective of liquidity risk management is to maintain a sufficient amount of liquidity and diversity of funding sources to allow the Bank to meet obligations in both stable and adverse conditions.

The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the Bank’s liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. We are also subject to a consolidated Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank’s normal funding activities.

Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank’s capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank’s liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and selling assets.

Our primary sources of liquidity are core deposits (described below), our securities portfolio and wholesale funding. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, including both senior and subordinated debt. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB are also recognized as highly reliable funding sources, and we, therefore, maintain access to these sources primarily to meet our contingency funding needs.

In response to balance sheet changes, wholesale funding decreased by $5.0 billion from $15.0 billion at December 31, 2011 to $10.0 billion at December 31, 2012. Total deposits increased $9.9 billion from $64.4 billion at December 31, 2011 to $74.3 billion at December 31, 2012.

Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2012, our core deposits totaled $63.8 billion and our total loan-to-total core deposit ratio was 94 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of December 31, 2012, the Bank had $2.1 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $29.1 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities decreased by $4.7 billion from $17.6 billion at December 31, 2011 to $12.9 billion at December 31, 2012.

•

The Bank has an $8.0 billion unsecured Bank Note Program, which increased by $4.0 billion in March 2012. Available funding under the Bank Note Program was $4.7 billion at December 31, 2012. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of December 31, 2012, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency assessments of Japan’s credit rating and credit ratings of most major Japanese banks, including BTMU, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part I, Item 1A. Risk Factors of this Form 10-K. The following table provides our credit ratings as of December 31, 2012.

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

Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various CRA related investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of low income housing tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for renewable energy and large equipment leasing projects. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement). For more information, see Note 21 to our Consolidated Financial Statements included in this Form 10-K.

The following table presents, as of December 31, 2012, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 9 to our Consolidated Financial Statements included in this Form 10-K, and accrued interest payable, which is not significant.

	December 31, 2012
(Dollars in millions)	One Year or less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$7,967	$2,345	$2,003	$262	$12,577
Medium- and long-term debt	1,700	1,010	2,401	476	5,587
Operating leases (premises)	108	188	148	221	665
Purchase obligations	56	33	—	—	89

Total debt and operating leases	$9,831	$3,576	$4,552	$959	$18,918

The payment amounts in the above table represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying amount adjustments. Contractual obligations presented exclude unrecognized tax positions, as the timing and amount of future cash payments are not determinable at this time.

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

We enter into derivative contracts, which create contractual obligations, primarily as a financial intermediary for customers and, to some extent, for our own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value. Because neither the fair values of derivative assets and liabilities, nor their notional amounts, generally represent the amounts that would be paid upon settlement under these contracts, they are not included in the contractual obligations table above. For additional discussion of derivative instruments, see “Quantitative and Qualitative Disclosures About Market Risk” and Note 17 to our Consolidated Financial Statements included in this Form 10-K.

Business Segments

We have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in “Other.” We have two reportable business segments: Retail Banking and Corporate Banking. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the table that follows, is prepared using various management accounting methodologies to measure the performance of the individual segments. For a description of these methodologies, see Note 23 to our Consolidated Financial Statements included in this Form 10-K.

	Retail Banking					Corporate Banking
	As of and for the Years Ended December 31,			2012 vs. 2011 Increase/(decrease)		As of and for the Years Ended December 31,			2012 vs. 2011 Increase/(decrease)
	2012	2011	2010	Amount	Percent	2012	2011	2010	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$1,094	$1,093	$990	$1	—%	$1,391	$1,288	$1,291	$103	8%
Noninterest income (expense)	228	258	273	(30)	(12)	589	544	531	45	8

Total revenue	1,322	1,351	1,263	(29)	(2)	1,980	1,832	1,822	148	8
Noninterest expense (income)	1,080	1,070	955	10	1	1,011	966	969	45	5
Credit expense (income)	24	26	27	(2)	(8)	154	184	272	(30)	(16)

Income (loss) before income taxes and including noncontrolling interests	218	255	281	(37)	(15)	815	682	581	133	20
Income tax expense (benefit)	86	100	110	(14)	(14)	213	161	133	52	32

Net income (loss) including noncontrolling interest	132	155	171	(23)	(15)	602	521	448	81	16
Deduct: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$132	$155	$171	$(23)	(15)	$602	$521	$448	$81	16

Average balances—Market View (Dollars in millions):
Total loans held for investment	$25,552	$23,374	$22,034	$2,178	9	$31,369	$27,537	$26,460	$3,832	14
Total assets	26,578	24,412	22,954	2,166	9	37,115	31,906	30,341	5,209	16
Total deposits	25,845	24,521	23,090	1,324	5	36,468	31,133	36,918	5,335	17
Financial ratios—Market View:
Return on average assets	0.50%	0.63%	0.75%			1.62%	1.63%	1.48%
Adjusted efficiency ratio(2)	81.30	79.00	75.40			47.96	48.89	49.52

	Other					Reconciling Items
	As of and for the Years Ended December 31,			2012 vs. 2011 Increase/(decrease)		As of and for the Years Ended December 31,
	2012	2011	2010	Amount	Percent	2012	2011	2010
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$227	$174	$209	$53	30%	$(78)	$(77)	$(66)
Noninterest income (expense)	32	85	185	(53)	(62)	(62)	(71)	(66)

Total revenue	259	259	394	—	—	(140)	(148)	(132)
Noninterest expense (income)	530	434	499	96	22	(55)	(55)	(51)
Credit expense (income)	(152)	(411)	(116)	259	63	(1)	(1)	(1)

Income (loss) before income taxes and including noncontrolling interests	(119)	236	11	(355)	(150)	(84)	(92)	(80)
Income tax expense (benefit)	(46)	93	27	(139)	(149)	(33)	(36)	(31)

Net income (loss) including noncontrolling interest	(73)	143	(16)	(216)	(151)	(51)	(56)	(49)
Deduct: Net loss from noncontrolling interests(1)	19	15	19	(4)	(27)	—	—	—

Net income (loss) attributable to UNBC	$(54)	$158	$3	$(212)	(134)	$(51)	$(56)	$(49)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$681	$1,114	$1,113	$(433)	(39)	$(2,195)	$(2,086)	$(1,920)
Total assets	28,263	28,232	31,822	31	—	(2,240)	(2,115)	(1,941)
Total deposits	5,869	6,588	7,398	(719)	(11)	(2,439)	(2,176)	(1,802)
Financial ratios—Market View:
Return on average assets	na	na	na
Adjusted efficiency ratio(2)	na	na	na

	UnionBanCal Corporation
	As of and for the Years Ended December 31,			2012 vs. 2011 Increase/(decrease)
	2012	2011	2010	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$2,634	$2,478	$2,424	$156	6%
Noninterest income (expense)	787	816	923	(29)	(4)

Total revenue	3,421	3,294	3,347	127	4
Noninterest expense (income)	2,566	2,415	2,372	151	6
Credit expense (income)	25	(202)	182	227	112

Income (loss) before income taxes and including noncontrolling interests	830	1,081	793	(251)	(23)
Income tax expense (benefit)	220	318	239	(98)	(31)

Net income (loss) including noncontrolling interest	610	763	554	(153)	(20)
Deduct: Net loss from noncontrolling interests(1)	19	15	19	4	27

Net income (loss) attributable to UNBC	$629	$778	$573	$(149)	(19)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$55,407	$49,939	$47,687	$5,468	11
Total assets	89,716	82,435	83,176	7,281	9
Total deposits	65,743	60,066	65,604	5,677	9
Financial ratios:
Return on average assets	0.70%	0.94%	0.69%
Adjusted efficiency ratio(2)	68.43	66.31	63.57

(1)	Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

(2)

The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on off-balance sheet commitments, LIHC investment amortization expense, expenses of the LIHC consolidated VIEs, merger costs related to acquisitions, certain costs related to productivity initiatives and debt termination fees from balance sheet repositioning) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding impact of privatization, gains from productivity initiatives related to the sale of certain business units in 2012 and gains from securities associated with debt termination fees from balance sheet repositioning. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities.

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

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 385 full-service branches in California and 48 full-service branches in Washington and Oregon. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

The Community Banking Division is organized geographically and serves its customers in the following ways:

—	through banking branches and ATMs, which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer financing and investment services;

—	through its call centers and internet banking services, which augment its physical delivery channels by providing an array of customer transaction, bill payment and loan payment services; and

—	through alliances with other financial institutions, the Community Banking Division offers additional products and services, such as credit cards and merchant services.

•	the Consumer Lending Division provides the centralized underwriting, origination, servicing and administration for consumer assets including residential mortgages.

Residential Mortgage Loans are originated and secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington. Additionally, we periodically purchase loans in our market area. We hold substantially all of the loans we originate. At December 31, 2012, 64 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 4 of our Consolidated Financial Statements included in this Form 10-K for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2012.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At December 31, 2012, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 34 percent of our total residential loan portfolio. At December 31, 2012, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $154 million, compared with $174 million at December 31, 2011. These loan delinquency rates remained below the industry average for California prime loans.

Home Equity and Other Consumer Loans are originated principally through our branch network and Private Banking Offices. We had approximately 34 percent and 33 percent of these home equity loans and lines supported by first liens on residential properties at December 31, 2012 and December 31, 2011, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations.

During 2012, net income for Retail Banking decreased 15 percent compared with the same period in 2011, resulting from a 12 percent decrease in noninterest income. The decrease in noninterest income was primarily due to lower card processing fees. Average asset growth for 2012 compared to 2011 was primarily driven by a 9 percent increase in average loans held for investment, mainly in residential mortgages, which was primarily due to organic growth. Average deposits increased 5 percent during 2012 compared to 2011. Retail Banking continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

Corporate Banking

Corporate Banking offers a range of financial products to both middle-market and corporate businesses headquartered throughout the U.S. Corporate Banking focuses its activities on certain specialized industries, such as power and utilities, oil and gas, real estate, healthcare, equipment leasing and commercial finance, as well as general corporate and middle-market lending in regional markets throughout the U.S. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a range of noncredit services, which include global treasury management solutions, capital market, foreign exchange and various interest rate risk and commodity risk management products. These products are delivered through treasury relationship managers and product specialists with expertise in the industry segments described above.

One of the primary strategies of Corporate Banking is to target industries and companies for which we can reasonably expect to be one of a customer’s primary banks. Consistent with this strategy, Corporate Banking attempts to serve a large part of the targeted customers’ credit and depository needs. Corporate Banking competes with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a commercial lending institution. We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

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

—

Power and Utilities, which provides treasury management services and commercial lending products, including commercial lines of credit and project financing, to independent power producers as well as regulated utility companies;

—	Petroleum, which provides commercial lending products, including reserve-based lines of credit, commercial lines of credit as well as treasury management products, to oil and gas companies;

—

National Banking, which provides commercial lending and treasury management services to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as entertainment, and technology; and

—

Specialized Industries, which provides commercial lending and treasury services to middle-market and corporate clients in specific industries on a national basis, including commercial finance, funds finance, environmental services, non-profits, healthcare, aerospace and defense.

•

the Real Estate Industries Division serves professional real estate investors and developers with products such as construction loans, commercial mortgages and bridge financing. Additionally, through our Community Development Finance unit, we make investments in affordable housing projects, as well as provide construction and permanent financing;

•

the Global Capital Markets Division helps to serve our customers with their foreign exchange, interest rate and energy risk management needs in addition to facilitating merchant and investment banking related transactions. The division takes market risk when buying and selling securities, interest rate derivatives and foreign exchange contracts for its own account and accepts limited market risk when providing commodity and equity derivative contracts, since a significant portion of the market risk for these products is offset with third parties. Additionally, the division’s Leasing arm provides lease and other financing services to corporate customers;

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Effective February 1, 2012, the labor management trust services, retirement plan services and registered investment advisors services were sold to US Bank. The corresponding assets and systems for these business units were converted during the third quarter of 2012. The client base of Global Trust Services consists of financial institutions, corporations, government agencies, unions, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional custody provides both domestic and international asset portfolio safekeeping and settlement services in addition to money markets liquidity management and securities lending. Corporate Trust acts as agent or trustee for corporate and municipal debt issuances, and provides escrow and project finance agent services; and

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

—

UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core product areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank’s geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products; and

—

Asset Management, which consists of HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory, administration and support services to our proprietary mutual funds, the affiliated HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals.

Commercial and Industrial Loans are extended principally to corporations, and middle-market businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either December 31, 2012 or December 31, 2011.

Construction and Commercial Mortgage Loans are secured by deeds of trust. Construction loans are extended primarily to commercial property developers and to residential builders. Geographically, 76 percent of the construction loan portfolio was domiciled in California as of December 31, 2012. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 78 percent of which are located in California, 8 percent in Washington, and the remaining 14 percent in various other states.

Lease Financing includes either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At December 31, 2012, we had leveraged leases of $713 million, which were net of non-recourse debt of approximately $1.1 billion. In accordance with accounting guidance for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

During 2012, net income for Corporate Banking increased 18 percent, compared to 2011, primarily resulting from a 9 percent increase in net interest income and a 16 percent decrease in credit expense. Noninterest income increased 8 percent during 2012, compared to 2011, primarily due to higher remittance processing revenue and gains from private capital investments, offset by lower trust fees and merchant banking fees. During 2012, average loans held for investment increased 14 percent compared to 2011, primarily due to increases in our commercial and industrial loan portfolio, which was attributable to both our organic growth and the PCBC acquisition. Average deposits increased 17 percent compared to 2011, primarily due to a 19 percent increase in noninterest bearing deposits and a 16 percent increase in interest bearing deposits.

Other

“Other” includes the following:

•

The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan;

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

•	goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction;

•	goodwill from the PCBC acquisition, which will be allocated to the Company’s reportable business segments in a subsequent quarter;

•	the FDIC covered assets; and

•	the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.29 percent and our consolidated effective tax rate.

The decrease in net income of $222 million for 2012 compared to 2011 is primarily due to the following factors:

•

a decrease in credit income of $259 million, which was due to the growth in the loan portfolio along with a moderating pace of the credit quality improvement of our loan portfolio starting in the fourth quarter of 2011. Credit income of $152 million in 2012 was due to the difference between the $25 million of provision for loan losses calculated under our US GAAP methodology and the $177 million in expected losses for the reportable business segments, which utilizes the expected credit loss allocation methodology. This compares to credit income of $411 million in 2011 due to a $202 million provision release combined with a $209 million expected loss;

•

noninterest income decreased $53 million in 2012 compared to 2011. This decrease was due to amortization adjustments to the FDIC indemnification asset, driven by better than expected FDIC covered loan performance. The decrease was partially offset by higher gains on the sales of ALM investment securities.

Critical Accounting Estimates

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.

For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolio held for investment and certain off balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans and FDIC indemnification asset, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

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

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowances for loan and off-balance sheet commitments, is an estimate of the losses that are inherent in our loan and lease portfolio as well as for certain off-balance sheet commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. Our allowance for credit losses has four components: the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance, and the allowance for off-balance sheet commitments (included in other liabilities). Each of these components is determined based upon estimates that are inherently subjective and our actual losses incurred could differ significantly from those estimates. The allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans and most unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. For loans that are homogeneous in nature, such as residential mortgage and home equity loans, consumer installment and certain small commercial loans, we estimate the allowance based on forecasted losses. The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and retail portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the retail portfolio. The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. Our allowance for off-balance sheet commitments is measured in approximately the same manner as the allowance for loan losses but includes an estimate of expected utilization based upon historical data. For further information regarding our allowance for loan losses, see “Allowance for Credit Losses” and Note 4 to our Consolidated Financial Statements in this Form 10-K.

Acquired Loans

Acquired loans are recorded at estimated provisional fair values at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais and the acquisition of PCBC, we acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable. In accordance with applicable accounting guidance, we may aggregate loans that have common risk characteristics into pools and thereby use a composite interest rate and estimate of cash flows expected to be collected for the pools. We have aggregated substantially all of the purchased credit-impaired loans into pools based on common risk characteristics, which then become the unit of account. Once a pool is assembled, the integrity of the pool must be maintained. Significant judgment is required in evaluating whether individual loans have common risk characteristics for purposes of establishing pools of loans.

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

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants’ cost of funds, servicing costs and return requirements for assets with comparable risk. In either case, the discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates, prepayment rates, and loss severities.

The accounting guidance for purchased credit-impaired loans provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) should be accreted into interest income at a level rate of return over the estimated life of the loan, provided that the timing and amount of future cash flows is reasonably estimable. The initial estimate of cash flows expected to be collected must be updated each subsequent reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impacts of changes in variable interest rates are recognized prospectively as adjustments to interest income. As described above, the process of estimating cash flows expected to be collected has a significant impact on the initial recorded amount of the purchased credit-impaired loans and on subsequent recognition of impairment losses and interest income. Estimating these cash flows requires a significant level of management judgment as certain of the underlying assumptions are highly subjective.

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais, we entered into loss share agreements with the FDIC. The purchase and assumption and loss share agreements have specific compliance, servicing, notification and reporting requirements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. At the date of the acquisition, we recorded the fair value of the cash flows that we expect to collect from the FDIC under the loss share agreements as an FDIC indemnification asset. The difference between the present value and the undiscounted cash flows that we expect to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. Subsequent to the acquisition, the FDIC indemnification asset is accounted for on the same basis as the related FDIC covered loans; the indemnification asset is tied to the losses in the FDIC covered loans and is not accounted for at fair value. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on loan performance. Any increases in cash flows of the loans due to decreases in expected credit losses over those originally expected will lower the accretion rate recorded in noninterest income. Any decreases in cash flows of the loans over those originally expected will increase the FDIC indemnification asset.

Valuation of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources (e.g., interest rates, yield curves, foreign exchange rates, volatilities and credit curves), while unobservable inputs reflect our estimates of assumptions that would be considered by market participants. Valuation adjustments may be made to ensure that certain financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider our creditworthiness in determining the fair value of our trading account liabilities.

Based on the observability of the inputs used in the valuation, we classify our financial assets and liabilities measured and disclosed at fair value within the three-level hierarchy (i.e., Level 1, Level 2 and Level 3) defined in US GAAP. This hierarchy ranks the quality and reliability of the information used to determine fair values with Level 1 deemed most reliable and Level 3 having at least one significant unobservable input. The degree of management judgment required in measuring fair value increases with the higher level of measurement within the three-level hierarchy.

The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$20	—%	$7,110	30%
Level 2	21,279	94	17,103	71
Level 3	1,635	7	48	—
Netting Adjustment(1)	(370)	(1)	(293)	(1)

Total	$22,564	100%	$23,968	100%

As a percentage of total Company assets		23%		27%

Liabilities:
Level 1	$6	1%	$25	2%
Level 2	1,202	121	1,303	118
Level 3	231	23	51	5
Netting Adjustment(1)	(449)	(45)	(278)	(25)

Total	$990	100%	$1,101	100%

As a percentage of total Company liabilities		1%		1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

Other-than-Temporary Impairment

Debt securities available for sale and debt securities held to maturity are subject to impairment testing when a security’s fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or if we do not expect to recover the entire amortized cost basis of the security. If we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if we do not expect to sell a debt security we must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss in such case, only the amount of impairment associated with the credit loss is recognized in income. Amounts related to factors other than credit losses are recorded in other comprehensive income. For further information on our other-than-temporary impairment analysis, see Note 3 to our Consolidated Financial Statements in this Form 10-K.

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

The determination of whether a hedging relationship qualifies for hedge accounting requires an analysis of whether the hedge has been highly effective and is expected to be highly effective on an ongoing basis. For example, at the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. When a hedge is designated for a group of similar financial instruments, judgments must be made as to whether the individual items in that group share similar risks and characteristics to be hedged collectively. Hedge accounting is discontinued prospectively if the hedge accounting requirements are no longer met, the derivative instrument expires or is sold, terminated or exercised, or the hedge relationship is de-designated. For further information on our hedge accounting, see Note 17 to our Consolidated Financial Statements in this Form 10-K.

Pension Obligations

Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 9 to our Consolidated Financial Statements included in this Form 10-K. Plan assets consist primarily of marketable equity and debt instruments. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

Our net actuarial pretax losses increased $26 million in 2012 from 2011. At December 31, 2012, the net actuarial loss totaled $1,042 million, which included $(92) million representing the excess of the fair value of plan assets over the market-related value of plan assets, which is recognized separately through the asset smoothing method over four years. The remaining $1,134 million of the net actuarial loss is separated between a non-amortizing amount of $239 million and an $895 million amount subject to amortization over 8.5 years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2013 net periodic pension cost will be $109 million of amortization related to net actuarial losses. We estimate that our total 2013 net periodic pension cost will be approximately $133 million, assuming $380 million contributions in 2013. The primary reasons for the increase in net periodic pension cost for 2013 compared to $120 million in 2012 is the amortization of unrecognized losses, a decrease in the discount rate from 4.70 percent to 4.20 percent in 2013. The 2013 estimate for net periodic pension cost was actuarially determined using a discount rate of 4.20 percent, an expected return on plan assets of 7.50 percent and an expected compensation increase assumption of 4.70 percent.

A 50 basis point increase in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2013 periodic pension cost by $(25) million, $(10) million, and $7 million, respectively. A 50 basis point decrease in the discount rate, expected return on plan assets, or the rate of increase in future compensation levels would increase (decrease) 2013 periodic pension cost by $28 million, $10 million, and $(6) million, respectively. For further information on our pension obligations, see Note 9 to our Consolidated Financial Statements in this Form 10-K.

Goodwill Impairment Analysis

We review our goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that there is impairment, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the first step of the quantitative impairment test by comparing the fair value of the reporting unit to the carrying amount of the reporting unit, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill. Under US GAAP, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. Additionally, significant judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include: a significant decline in expected future cash flows, a significant adverse change in the business climate, unanticipated competition or slower than expected growth rates.

Due to the current uncertainties in the economic environment, there can be no assurance that our estimates relating to our recent goodwill impairment testing will prove to be accurate predictions of future circumstances. It is possible that we may be required to record charges relating to goodwill impairment losses in future periods either as a result of our annual impairment testing or upon the occurrence of other triggering events. Changes relating to any such future impairment losses could be material. For further information on our annual goodwill impairment analysis, refer to Note 5 to our Consolidated Financial Statements in this Form 10-K.

Income Taxes

UnionBanCal and its subsidiaries are subject to the income tax laws of the U.S., its states, and municipalities and those of the other jurisdictions in which we conduct business. Our income tax expense consists of two components; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense for our uncertain tax positions. Uncertain tax positions that meet the “more likely than not” recognition threshold are measured to determine the amount of benefit to recognize. Positions are measured as the largest amount of benefit that management believes has a greater than 50 percent likelihood of realization upon settlement. Deferred income tax expense results from changes in deferred income tax assets and liabilities between periods, where the deferred tax assets and liabilities are based on the tax effects of the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not” based upon all available positive and negative evidence. Foreign taxes paid are generally applied as a credit to reduce income taxes payable.

The income tax laws of the jurisdictions in which we operate are complex and subject to differing interpretations. In establishing a provision for income tax expense, we make judgments and interpretations about the application of these complex laws and the result is by its nature an estimate. We are routinely subject to audits from tax authorities. To the extent the tax authorities disagree with our conclusions and depending on the final resolution of those disagreements, our effective tax rate may be materially affected in the period of final settlement. We also make estimates about when future certain items will affect taxable income in the jurisdictions in which we conduct business.

Under an election we have made for purposes of our California franchise tax returns, effective until 2016, our California tax expense is based on the income of UnionBanCal and its subsidiaries and the U.S. operations of MUFG. Changes in the taxable profits of MUFG’s U.S. operations may impact our effective tax rate. Taxable profits of MUFG’s U.S. operations are impacted most significantly by decisions made about the timing of the recognition of credit losses or other matters, and by changes in the U.S. economy. We review MUFG’s financial information on a quarterly basis in order to determine the rate at which to recognize our California tax expense. However, all of the information relevant to determining the California effective tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between the Company’s and MUFG’s fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. We could be subject to penalties if we understate our tax obligations.

For further information on our income taxes, see Note 11 to our Consolidated Financial Statements included in this Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Interest Income
Loans	$2,490	$2,303	$2,266
Securities	527	538	547
Other	6	8	13

Total interest income	3,023	2,849	2,826

Interest Expense
Deposits	233	216	290
Commercial paper and other short-term borrowings	9	6	4
Long-term debt	147	149	108

Total interest expense	389	371	402

Net Interest Income	2,634	2,478	2,424
(Reversal of) provision for loan losses	25	(202)	182

Net interest income after (reversal of) provision for loan losses	2,609	2,680	2,242

Noninterest Income
Service charges on deposit accounts	209	206	236
Trust and investment management fees	119	132	133
Trading account activities	115	126	111
Securities gains, net	108	58	105
Merchant banking fees	89	97	83
Brokerage commissions and fees	44	47	40
Card processing fees, net	32	59	55
Other	71	91	160

Total noninterest income	787	816	923

Noninterest Expense
Salaries and employee benefits	1,479	1,385	1,230
Net occupancy and equipment	267	267	252
Professional and outside services	228	209	199
Intangible asset amortization	81	106	124
Regulatory assessments	65	69	116
(Reversal of) provision for losses on off-balance sheet commitments	(17)	(29)	(14)
Other	463	408	465

Total noninterest expense	2,566	2,415	2,372

Income before income taxes and including noncontrolling interests	830	1,081	793
Income tax expense	220	318	239

Net Income including Noncontrolling Interests	610	763	554
Deduct: Net loss from noncontrolling interests	19	15	19

Net Income attributable to UnionBanCal Corporation (UNBC)	$629	$778	$573

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Net Income Attributable to UNBC	$629	$778	$573
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains on cash flow hedges	41	4	(40)
Net change in unrealized gains on investment securities	266	131	51
Foreign currency translation adjustment	1	(1)	1
Net change in pension and other benefits	(13)	(266)	(45)

Total other comprehensive income (loss)	295	(132)	(33)

Comprehensive Income Attributable to UNBC	924	646	540
Comprehensive loss from noncontrolling interests	(19)	(15)	(19)

Total Comprehensive Income	$905	$631	$521

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$1,845	$1,419
Interest bearing deposits in banks	3,477	2,764
Federal funds sold and securities purchased under resale agreements	169	12

Total cash and cash equivalents	5,491	4,195
Trading account assets (includes $1 at December 31, 2012 and $14 at December 31, 2011 of assets pledged as collateral)	1,208	1,135
Securities available for sale	21,352	22,833
Securities held to maturity (Fair value: December 31, 2012, $1,135; December 31, 2011, $1,429)	1,103	1,273
Loans held for investment	60,034	53,540
Allowance for loan losses	(653)	(764)

Loans held for investment, net	59,381	52,776
Premises and equipment, net	710	684
Intangible assets	376	360
Goodwill	2,942	2,457
FDIC indemnification asset	338	598
Other assets	4,091	3,365

Total assets	$96,992	$89,676

Liabilities
Deposits:
Noninterest bearing	$25,478	$20,598
Interest bearing	48,777	43,822

Total deposits	74,255	64,420
Commercial paper and other short-term borrowings	1,363	3,683
Long-term debt	5,622	6,684
Trading account liabilities	895	1,040
Other liabilities	2,102	2,019

Total liabilities	84,237	77,846

Commitments, contingencies and guarantees—See Note 21

Equity
UNBC stockholder’s equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of December 31, 2012 and December 31, 2011	136	136
Additional paid-in capital	5,994	5,989
Retained earnings	6,875	6,246
Accumulated other comprehensive loss	(514)	(809)

Total UNBC stockholder’s equity	12,491	11,562
Noncontrolling interests	264	268

Total equity	12,755	11,830

Total liabilities and equity	$96,992	$89,676

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

	UNBC Stockholder’s Equity
(in millions, except shares)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests(1)	Total stockholder’s equity
BALANCE DECEMBER 31, 2009	136,330,829	$136	$5,195	$4,900	$(651)	$—	$9,580

Cumulative effect from change in accounting for variable interest entities (VIEs)(1)						272	272
Cumulative effect from change in accounting for embedded credit derivatives, net of tax				(5)	7		2
Net income (loss)—2010				573		(19)	554
Other comprehensive income (loss), net of tax					(33)		(33)
Compensation expense—restricted stock units			3				3
Other						13	13

Net change	—	—	3	568	(26)	266	811

BALANCE DECEMBER 31, 2010	136,330,829	$136	$5,198	$5,468	$(677)	$266	$10,391

Net income (loss)—2011				778		(15)	763
Other comprehensive income (loss), net of tax					(132)		(132)
Capital contribution from BTMU(2)	1		783				783
Compensation expense—restricted stock units			8				8
Other						17	17

Net change	1	—	791	778	(132)	2	1,439

BALANCE DECEMBER 31, 2011	136,330,830	$136	$5,989	$6,246	$(809)	$268	$11,830

Net income (loss)—2012				629		(19)	610
Other comprehensive income (loss), net of tax					295		295
Compensation expense—restricted stock units			5				5
Other						15	15

Net change	—	—	5	629	295	(4)	925

BALANCE DECEMBER 31, 2012	136,330,830	$136	$5,994	$6,875	$(514)	$264	$12,755

(1)	For additional information on the consolidated VIEs, refer to Note 7 to these consolidated financial statements.

(2)	For additional information on the capital contribution, refer to Note 22 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$610	$763	$554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	25	(202)	182
(Reversal of) provision for losses on off-balance sheet commitments	(17)	(29)	(14)
Depreciation, amortization and accretion, net	518	332	234
Stock-based compensation—restricted stock units	5	8	3
Deferred income taxes	81	138	84
Net gains on sales of securities	(108)	(58)	(105)
Net decrease (increase) in trading account assets	(74)	(136)	(274)
Net decrease (increase) in other assets	354	279	235
Net increase (decrease) in trading account liabilities	(144)	265	221
Net increase (decrease) in other liabilities	(541)	726	(149)
Loans originated for sale	(58)	(19)	(14)
Net proceeds from sale of loans originated for sale	34	22	5
Other, net	(84)	(236)	4

Total adjustments	(9)	1,090	412

Net cash provided by (used in) operating activities	601	1,853	966

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	6,845	4,556	4,407
Proceeds from matured and called securities available for sale	7,657	5,758	9,611
Purchases of securities available for sale	(9,499)	(12,257)	(12,083)
Proceeds from matured securities held to maturity	238	157	14
Purchases of securities held to maturity	(941)	—	—
Purchases of premises and equipment	(97)	(86)	(139)
Proceeds from sales of loans	316	223	528
Net decrease (increase) in loans	(4,355)	(5,801)	49
Proceeds from FDIC loss share agreements	68	134	165
Net cash acquired from (paid for) acquisitions	53	(10)	272
Other, net	(36)	(5)	(8)

Net cash provided by (used in) investing activities	249	(7,331)	2,816

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	4,230	4,466	(11,452)
Net increase (decrease) in commercial paper and other short-term borrowings	(2,670)	2,289	(278)
Capital contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	—	618	—
Proceeds from issuance of long-term debt	895	2,000	2,400
Repayment of long-term debt	(2,025)	(888)	(1,520)
Other, net	1	(2)	3
Change in noncontrolling interests	15	16	13

Net cash provided by (used in) financing activities	446	8,499	(10,834)

Net change in cash and cash equivalents	1,296	3,021	(7,052)
Cash and cash equivalents at beginning of period	4,195	1,174	8,226

Cash and cash equivalents at end of period	$5,491	$4,195	$1,174

Cash Paid During the Period For:
Interest	$404	$354	$401
Income taxes, net	207	222	(9)
Supplemental Cash Flow Disclosures:
Acquisitions:
Fair value of assets acquired	7,655	38	3,225
Fair value of liabilities assumed	6,139	15	3,497
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT) from BTMU:
Carrying amount of assets acquired	—	372	—
Carrying amount of liabilities acquired	—	207	—
Carrying amount of securities held to maturity immediately prior to transfer to securities available for sale	1,112	—	—
Securities available for sale transferred to securities held to maturity	155	—	—
Net transfer of loans held for investment to loans held for sale	308	288	618
Transfer of loans held for investment to other real estate owned assets (OREO)	100	169	105

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations

Introduction

UnionBanCal Corporation, a wholly-owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU), is a financial holding company and a bank holding company whose major subsidiary, Union Bank, N.A. (the Bank), is a commercial bank. UnionBanCal Corporation and its subsidiaries (the Company) provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, Illinois and New York, as well as nationally and internationally.

On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company’s issued and outstanding shares of common stock are owned by BTMU. The Company estimated the fair value of its tangible assets and liabilities as of October 1, 2008 and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. The Company’s financial condition starting as of December 31, 2008 and forward reflect these fair value adjustments and other amounts recorded.

The Company receives payments related to the loss share agreements with the Federal Deposit Insurance Corporation (FDIC) in conjunction with the Company’s FDIC-assisted acquisitions of Tamalpais Bank (Tamalpais) and Frontier Bank (Frontier), which are disclosed separately as proceeds from FDIC loss share agreements and are classified within cash flows from investing activities. During 2010, these proceeds were previously classified under cash flows from operating activities and totaled $165 million.

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE). The primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. Results of operations from VIEs are included from the dates that the Company became the primary beneficiary. All intercompany transactions and balances with consolidated entities are eliminated in consolidation.

The Company accounts for equity investments over which it exerts significant influence using the equity method of accounting. Non-marketable equity investments where the Company does not exert significant influence are accounted for at cost. Investments accounted for under both the equity method and cost method of accounting are included in other assets.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP). The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

The preparation of financial statements in conformity with US GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed (Note 2), the evaluation of other-than-temporary impairment on investment securities (Note 3), allowance for credit losses (Note 4), purchased credit-impaired loans (Note 4), goodwill impairment (Note 5), pension accounting (Note 9), income taxes (Note 11), fair value of financial instruments (Note 16), hedge accounting (Note 17), and the FDIC indemnification asset.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, which have original maturities less than 90 days.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. These agreements accounted for as collateralized financings are recorded at the amounts at which the securities were acquired or sold, plus accrued interest, and are carried at amortized cost. The Company’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount financed under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Trading Account Assets

Trading account assets are recorded at fair value and consist of securities that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in fair values. Substantially all of the securities have a high degree of liquidity and a readily determinable fair value. Interest on trading account assets is included in interest income. Realized gains and losses from the sale of trading account positions and unrealized fair value adjustments are recognized in noninterest income.

Derivatives included in trading account assets are reported at fair value, with changes in fair values included in noninterest income in the period in which the changes occur taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions in the event of bankruptcy. Derivatives included in trading account assets are primarily interest rate swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes or as an accommodation to customers. Derivatives that are not entered into for trading purposes are classified in other assets or other liabilities.

Securities

Securities are classified based on management’s intent and recorded on the consolidated balance sheet as of trade date, when acquired in a regular-way trade. Securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities and equity securities with readily determinable fair values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholder’s equity until realized.

Interest income on debt securities classified as either available for sale or held to maturity includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities.

Debt securities in the available for sale and held to maturity portfolios are subject to impairment testing when their fair value is lower than amortized cost at the end of a reporting period. Unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or if the Company does not expect to recover the entire amortized cost basis of the security. In

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

determining whether impairment is other than temporary, the Company considers expected cash flows utilizing a number of assumptions such as default, recovery and reinvestment rates, and business models considering current and projected financial performance and overall economic conditions.

If the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss in this case, only the amount of impairment associated with the credit loss is recognized in income and amounts related to factors other than credit losses are recorded in other comprehensive income.

Marketable equity securities are subject to testing for other-than-temporary impairment when there is a severe or sustained decline in market price below the amount recorded for that investment. The Company considers the issuer’s financial condition, capital strength, and near-term prospects in assessing whether other-than-temporary impairment exists.

Realized gains and losses on the sale of available for sale securities and credit losses related to other-than-temporary impairment on available for sale and held to maturity securities are included in noninterest income as securities gains (losses), net. The specific identification method is used to calculate realized gains and losses on sales.

Securities available for sale that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement have been separately identified as pledged as collateral.

Loans Held for Investment, Purchased Credit-Impaired Loans, Other Acquired Loans and Loans Held for Sale

Loans held for investment are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees, related direct loan origination costs, purchase premiums and discounts, and fair value adjustments related to the Company’s privatization transaction. Where loans are held for investment, the net basis adjustment on the loan is recognized in interest income on an effective yield basis over the contractual loan term.

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

When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and such loan is considered to be fully collectible on a timely basis. The Company’s policy also allows management to continue the recognition of interest income on certain loans placed on nonaccrual status. This portion of the nonaccrual portfolio is referred to as “Cash Basis Nonaccrual” under which the accrual of interest is suspended and interest income is recognized only when collected. This

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

policy applies to consumer portfolio segment loans and commercial portfolio segment loans that are well-secured and in management’s judgment are considered to be fully collectible but the timely collection of payments is in doubt.

A troubled debt restructuring (TDR) is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a TDR. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding compensation or additional support. The Company measures impairment of a TDR using the methodology described for individually impaired loans (see “Allowance for Loan Losses” below). For the consumer portfolio segment, TDRs are initially placed on nonaccrual and typically a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition of purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If there is a probable decrease in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If there is a probable and significant increase in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans, which also has the effect of reclassifying a portion of the nonaccretable difference to accretable yield. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income.

Other acquired loans are recorded at fair value at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for other acquired loans as of the acquisition date. The purchase premium or discount is accreted to interest income over the remaining contractual life of the loans when they are performing or immediately upon prepayment.

Loans held for sale, which are recorded in other assets, are carried at the lower of cost or fair value on an individual basis for commercial loans and on an aggregate basis for residential mortgage loans. Changes in fair value are recognized in other noninterest income. Nonrefundable fees, direct loan origination costs, and purchase premiums and discounts related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Contractual interest earned on loans held for sale is recognized in interest income.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leveraged leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases, and, applicable for leveraged leases only, net of nonrecourse debt.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, and the unallocated allowance. Management estimates probable losses inherent in the portfolio based on a loss emergence period. The loss emergence period is the estimated average period of time between a material adverse event affecting the creditworthiness of a borrower and the subsequent recognition of a loss. Updates of the loss emergence period are performed when significant events cause management to reexamine data. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into three segments—commercial segment, consumer segment, and purchased credit-impaired loans. The Company further divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial and industrial, commercial mortgage, construction, residential mortgage, home equity and other consumer loans, and purchased credit-impaired loans. While the Company’s methodology attributes portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

The allowance for loans collectively evaluated for impairment is calculated by applying loss factors to outstanding loans and most unused commitments, in each case based on the internal risk grade of such loans, leases and commitments. Loss factors are based on historical loss experience and may be adjusted for significant qualitative considerations that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management’s evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the computation of the loss factors. Loss factors for individually graded credits are derived from a loan migration application that tracks historical losses over an economic cycle, which management believes captures the inherent losses in our loan portfolio. For loans that are homogeneous in nature, such as residential mortgage and home equity loans, consumer installment and certain small commercial loans, the allowance is based on forecasted losses.

In addition to this loss factor methodology, the allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and retail portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the retail portfolio. Segment considerations are revised periodically as portfolio and environmental conditions change.

Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If there is a probable decrease in expected cash flows to be collected after acquisition (other than due to decreases in interest rate indices), the Company charges the provision for loan losses and establishes an allowance for loan losses.

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

The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments.

Significant risk characteristics considered in estimating the allowance for credit losses include the following:

•	Commercial and industrial—industry specific economic trends and individual borrower financial condition

•	Construction and commercial mortgage loans—type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition

•	Residential mortgage and consumer—historical and expected future charge-offs, borrower’s credit, property collateral, and loan characteristics

Loans are charged off in whole or in part when they are considered to be uncollectible. Loans in the commercial loan portfolio segment are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. Loans in the consumer portfolio segment are generally considered uncollectible based on past due status or the execution of certain TDR modifications such as discharge through Chapter 7 bankruptcy and the value of any collateral. Recoveries of amounts previously charged off are recorded as a recovery to the allowance for loan losses.

Allowance for Losses on Off-Balance Sheet Commitments

The Company maintains an allowance for losses on off-balance sheet commitments to absorb losses inherent in those commitments upon funding. The Company’s methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses (see “Allowance for Loan Losses” above) and incorporates an assumption based upon historical experience of likely utilization. The allowance for losses on off-balance sheet commitments is classified as other liabilities and the change in this allowance is recognized in noninterest expense. Losses on off-balance sheet commitments are identified when exposures committed to customers facing difficulty are drawn upon, and subsequently result in charge-offs.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization, impairment, and fair value adjustments related to the Company’s privatization transaction. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to fifty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter.

Long-lived assets that are held for use are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined if the expected undiscounted future cash flows of a long-lived asset or group of assets is lower

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

than its carrying amount. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The impairment loss is recognized in noninterest expense. Restoration of a previously recognized impairment loss is prohibited.

Goodwill and Identifiable Intangible Assets

Intangible assets represent purchased assets that lack physical substance and can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold, exchanged, or licensed. Intangible assets are recorded at fair value at the date of acquisition.

Intangible assets that have indefinite lives are tested for impairment at least annually, and more frequently in certain circumstances. Intangible assets that have finite lives, which include core deposit intangibles, customer relationships, non-compete agreements and trade names, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are typically amortized over their estimated periods of benefit, which range from three to forty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Goodwill is assessed for impairment at least annually at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that there is impairment, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the first step of the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill. Goodwill impairment is recognized through a direct write down to its carrying amount and subsequent reversals of goodwill impairment are prohibited.

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais in 2010, the Company entered into loss share agreements with the FDIC. Under the terms of the purchase and assumption and loss share agreements, the FDIC will reimburse the Company for certain losses on the covered assets, subject to specific compliance, servicing, notification and reporting requirements.

At the date of the acquisitions, the Company recorded an indemnification asset at fair value based on the present value of cash flows expected to be collected from the FDIC under the loss share agreements. Subsequent to acquisition, the indemnification asset is accounted for on the same basis as the related FDIC covered assets and is linked to the losses on those assets. The difference between the carrying amount and the undiscounted cash flows that the Company expects to collect from the FDIC is amortized into noninterest income over the life of the FDIC indemnification asset. Any increases in expected cash flows of covered loans due to decreases in expected credit losses are amortized over the lesser of the contractual term of the FDIC loss share agreement and the remaining life of the indemnified assets. Any decreases in cash flows of the covered loans due to increase in expected credit losses will increase the FDIC indemnification asset and adjust the provision for credit losses. At the date of the acquisitions, the Company also recorded a standalone liability for the FDIC’s ability to clawback a portion of the loss share reimbursements paid to the Company. Because such consideration is contingently payable to the FDIC, the Company accounts for this liability as a form of contingent consideration that is recorded at fair value through noninterest expense.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Other Real Estate Owned

Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is initially recorded in other assets at the acquisition date fair value as established by a current appraisal, adjusted for estimated costs to sell the asset. Any write-down on the date of transfer from loan classification is charged to the allowance for loan losses. Subsequently, OREO is measured at the lower of the acquisition date fair value or fair value less estimated costs to sell the asset. OREO values are reviewed on an ongoing basis and subsequent declines in an individual property’s fair value are recognized in earnings in the current period. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense.

Other Investments

The Company invests in private equity investments which include direct investments in private companies. These investments are initially recorded at cost and are accounted for using the cost or equity method of accounting depending on whether the Company has significant influence over the investee. Under the equity method, the investment is adjusted for the Company’s share of the investee’s net income or loss for the period. Under the cost method, dividends received are recognized in other noninterest income, and dividends received in excess of the investee’s earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are evaluated for other-than-temporary impairment if events or conditions indicate that it is probable that the carrying amount of the investment will not be fully recovered in the foreseeable future. If an investment is determined to be impaired, it is written down to its fair value. Fair value is estimated based on a company’s business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated using the net asset value (NAV) of the fund. All of these investments are included within other assets and any other-than-temporary impairment is recognized in other noninterest income.

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

The Company invests in limited liability entities and trusts that operate renewable energy projects, either directly or indirectly. Tax credits, taxable income and distributions associated with these renewable energy projects may be allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method. These investments are tested annually for impairment, considering projected operating results and realizability of tax credits.

Derivative Instruments Used in Hedging Relationships

The Company enters into a variety of derivative contracts as a means of reducing the Company’s interest rate exposure and designates such derivatives under qualifying hedge relationships. All such derivative instruments are recorded at fair value and are included in other assets or other liabilities, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis in the event of bankruptcy.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

When measuring qualifying cash flow hedges for effectiveness, only ineffectiveness resulting from over-hedging is recorded in earnings as an adjustment to noninterest expense, with other changes in fair value recognized in other comprehensive income. Amounts realized on cash flow hedges related to variable rate loans, deposit liabilities and borrowings are recognized in net interest income in the period in which the cash flow from the hedged item is recognized in earnings. The fair value of cash flow hedges related to forecasted transactions is recognized as an adjustment to the carrying amount of the asset or liability in the period when the forecasted transaction occurs or in noninterest expense if the forecasted transaction no longer is expected to occur. For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. For fair value hedges of interest bearing assets or liabilities, the change in the fair value of the hedged item and the hedging instrument, to the extent completely effective, offsets with no impact on earnings. If a derivative instrument is no longer determined to be highly effective as a designated hedge, hedge accounting is discontinued and subsequent fair value adjustments of the derivative instrument are recorded in earnings.

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

Operating Leases

The Company enters into a variety of lease contracts generally for premises and equipment as a lessee. Lease contracts that do not transfer substantially all of the benefits and risks of ownership and do not meet the accounting requirements for capital lease classification are treated as operating leases. The Company accounts for the payments of rent on these contracts on a straight-line basis over the lease term. At inception of the lease term, any periods for which no rents are paid or escalation clauses are stipulated in the lease contract are included in the determination of the rent expense and recognized ratably over the lease term.

The Company records liabilities for legal obligations associated with the future retirement of buildings and leasehold improvements at fair value when incurred. The assets are increased by the related liability and depreciated over the estimated useful life of that asset.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Income Taxes

The Company files consolidated U.S. federal income tax returns, foreign tax returns and various combined and separate company state income tax returns.

Management evaluates two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to the Company’s uncertain tax positions. Management determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Foreign taxes paid are generally applied as credits to reduce U.S. federal income taxes payable. Interest and penalties are recognized as a component of income tax expense.

Employee Pension and Other Postretirement Benefits

The Company provides a variety of pension and other postretirement benefit plans for eligible employees and retirees. Provisions for the costs of these employee pension and other postretirement benefit plans are accrued and charged to expense when the benefit is earned.

Stock-Based Compensation

The Company grants restricted stock units settled in American Depositary Receipts (ADRs) representing shares of common stock of the Company’s ultimate parent company, MUFG, to employees. Stock-based compensation is measured at fair value on the grant date and is recognized in the Company’s results of operations on a straight-line basis over the vesting period. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeitures experience.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, the assets and liabilities acquired are recorded at fair value at the acquisition date, with the excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) recorded as goodwill. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. The recognition at the acquisition date of an allowance for loan losses is not carried over or recorded as of acquisition date, as credit-related factors are incorporated directly into the fair value measurement of the loans.

Recently Issued Accounting Pronouncements That Are Not Yet Effective

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which establishes new disclosures about an entity’s rights of setoff and arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended the scope of ASU 2011-11. The new disclosures require tabular presentation of gross exposures, amounts offset, net amounts presented on the balance sheet and amounts related to master netting or similar arrangements and financial collateral. This

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

guidance is effective for interim and annual periods beginning on January 1, 2013 and must be retroactively applied to prior periods presented. As this guidance only impacts financial statement disclosures, management does not expect the adoption of this guidance to impact the Company’s financial position or results of operations.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other US GAAP disclosures that provide additional detail about those amounts. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2013. As this guidance only impacts financial statement disclosures, management does not expect the adoption of this guidance to impact the Company’s financial position or results of operations.

Obligations Resulting from Joint and Several Liability Arrangement for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

contractual obligations, and settled litigation and judicial rulings. This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented. Early adoption is permitted. Management is currently assessing the impact of this guidance to the Company’s financial position and results of operations.

Note 2—Business Combinations

On December 1, 2012, the Company completed its acquisition of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for $1.5 billion in cash. The transaction enhanced the Company’s geographic footprint within California’s Central Coast region where PCBC’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducted its banking activities. This acquisition strengthened the Company’s ability to serve customers through greater scale and distribution in community banking, consumer, small business lending, and wealth management.

Excluding the effects of purchase accounting adjustments, the Company acquired total assets of $6.0 billion, including $3.7 billion in loans, and $1.2 billion of securities available for sale. In addition, the Company assumed $4.7 billion of deposits, $313 million of other short-term borrowings and $73 million of long-term debt and other borrowings.

The assets acquired and liabilities assumed from PCBC were recorded at their estimated fair values on the acquisition date. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the date of acquisition. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, and the residual effects that the adjustments would have on goodwill.

The following table presents the net assets acquired from PCBC and the estimated purchase accounting adjustments, which resulted in goodwill as of the acquisition date:

(Dollars in millions)	December 1, 2012
Purchase price	$1,516

Net assets acquired	859
Purchase accounting adjustments:
Securities available for sale	8
Loans held for investment	141
Intangible assets	18
Other assets	128
Deposits	(12)
Other short-term borrowings	(36)
Long-term debt	(14)
Other liabilities	11

Total purchase accounting adjustments	244

Fair value of net assets acquired	1,103

Goodwill	$413

The goodwill arising from the acquisition reflects the increased market share and related synergies that are expected to be gained. The goodwill has been initially assigned to the Company’s “Other” segment, as the final assignment of goodwill to the Company’s reportable business segments has not been completed as of the date of this report. There was no tax-deductible goodwill in the transaction.

Note 2—Business Combinations (Continued)

The following table reflects the estimated fair values of the assets acquired and liabilities assumed for the PCBC transaction on the acquisition date:

(Dollars in millions)	December 1, 2012
Assets:
Cash and due from banks	$733
Securities available for sale	1,196
Loans held for investment	3,795
Intangible assets	74
Goodwill	413
Other assets	508

Total assets acquired	$6,719

Liabilities:
Deposits	$4,670
Other short-term borrowings	349
Long-term debt	87
Other liabilities	97

Total liabilities assumed	$5,203

Net assets acquired	$1,516

Included in the table above are loans with fair values totaling approximately $3.0 billion, which were not subject to the requirements of the accounting standards for purchased credit-impaired loans. As of the acquisition date, the gross contractual amounts receivable for these loans totaled approximately $3.6 billion, of which an estimated $159 million is expected to be uncollectible.

The following table presents information related to the purchased credit-impaired loans acquired from PCBC as of the December 1, 2012 acquisition date:

(Dollars in millions)	As of December 1, 2012
Contractually required payments receivable	$1,222
Nonaccretable difference	(263)

Cash flows expected to be collected	959
Accretable yield	171

Fair value	$788

Outstanding balance	$1,007

Carrying amount	$788

For a description of the methods used to determine the acquisition date fair values of the assets and liabilities presented above, see Note 16 to these consolidated financial statements.

In connection with the acquisition, the Company incurred $48 million of acquisition-related costs during 2012, which were primarily recorded in “Salaries and employee benefits” and “Professional and outside services,” within noninterest expense.

Note 2—Business Combinations (Continued)

Actual and Pro Forma Impact of Acquisition:

The following table presents PCBC’s results of operations from the acquisition date of December 1, 2012, through December 31, 2012, that are included in the Company’s consolidated statement of income for the year ended December 31, 2012.

(Dollars in millions)	December 1, 2012, to December 31, 2012
Net interest income	$14
Noninterest income	5

Total revenue	19

Net income attributable to UNBC	$8

The following table presents supplemental pro forma condensed consolidated statements of income as if the acquisition of PCBC had occurred on January 1, 2011. This unaudited pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods.

	Year ended December 31,
(Dollars in millions)	2012	2011
Net interest income	$2,831	$2,678
Noninterest income	846	867

Total revenue	3,677	3,545

Net income attributable to UNBC	$732	$827

The unaudited pro forma information includes the following pro forma pre-tax adjustments:

•	Additional amortization expense related to the fair value adjustments to assets acquired and liabilities assumed ($31 million in the pre-acquisition period in 2012 and $37 million in 2011).

•	Elimination of $74 million of acquisition-related costs in 2012 ($48 million incurred by the Company in 2012 and $26 million incurred by PCBC in the pre-acquisition period of 2012).

Previous Business Combinations

On April 16 and 30, 2010, the Bank entered into Purchase and Assumption Agreements (Agreements) with the FDIC to acquire certain assets and assume certain liabilities of Tamalpais and Frontier, respectively. Pursuant to the Agreements, the Bank acquired $572 million and $2.9 billion of assets at fair value related to Tamalpais and Frontier, respectively.

Note 3—Securities

Securities Available for Sale

At December 31, 2012 and 2011, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored agencies	$866	$19	$—	$885
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	13,104	232	3	13,333
Privately issued	445	8	10	443
Commercial mortgage-backed securities	2,863	114	6	2,971
Collateralized loan obligations (CLOs)	1,996	7	44	1,959
Other debt securities	1,783	34	75	1,742
Equity securities	19	—	—	19

Total securities available for sale	$21,076	$414	$138	$21,352

Other debt securities in the table above include approximately $0.9 billion of tax-exempt conduit debt bonds that were recorded as loans held for investment at December 31, 2011 and prior periods.

	December 31, 2011
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored agencies	$6,943	$54	$—	$6,997
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	13,307	182	4	13,485
Privately issued	800	1	63	738
Commercial mortgage-backed securities	1,032	29	1	1,060
Other debt securities	463	11	2	472
Equity securities	81	—	—	81

Total securities available for sale	$22,626	$277	$70	$22,833

The Company’s securities available for sale with a continuous unrealized loss position at December 31, 2012 and 2011 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$1,152	$3	$13	$—	$1,165	$3
Privately issued	32	—	137	10	169	10
Commercial mortgage-backed securities	675	6	—	—	675	6
CLOs	168	1	980	43	1,148	44
Other debt securities	1,085	74	16	1	1,101	75

Total securities available for sale	$3,112	$84	$1,146	$54	$4,258	$138

Note 3—Securities (Continued)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$1,106	$4	$59	$—	$1,165	$4
Privately issued	551	23	99	40	650	63
Commercial mortgage-backed securities	95	1	—	—	95	1
Other debt securities	23	2	3	—	26	2

Total securities available for sale	$1,775	$30	$161	$40	$1,936	$70

At December 31, 2012, the Company did not have the intent to sell any securities in unrealized loss positions before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.

Privately issued residential mortgage-backed securities are typically issued by financial institutions and are collateralized by residential mortgage loans that may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on privately issued residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening subsequent to their purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on this assessment of expected credit losses of each security, the Company expects to recover the entire amortized cost basis of these securities.

The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2012, the Company expects to recover the entire amortized cost basis of these securities.

Other debt securities primarily consist of private placement tax-exempt conduit debt bonds, which are largely not rated. The unrealized losses on these securities resulted from credit spreads widening since purchase. The Company estimated loss projections for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2012, the Company expects to recover the entire amortized cost basis of these securities.

Note 3—Securities (Continued)

The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2012
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. government sponsored agencies	$401	$484	$—	$—	$885
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	9	62	443	12,819	13,333
Privately issued	—	—	8	435	443
Commercial mortgage-backed securities	—	—	829	2,142	2,971
CLOs	—	643	781	535	1,959
Other debt securities	63	424	751	504	1,742

Total debt securities available for sale	$473	$1,613	$2,812	$16,435	$21,333

The proceeds from sales of securities available for sale and gross realized gains and losses for the years ended December 31, 2012, 2011 and 2010 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Proceeds from sales	$6,845	$4,556	$4,407
Gross realized gains	113	59	113
Gross realized losses	2	—	—

Securities Held to Maturity

The securities held to maturity consist of CLOs and U.S. government and government sponsored agencies residential mortgage-backed securities. The Company has the positive intent and ability to hold these securities to maturity. At December 31, 2012 and 2011, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$118	$—	$17	$101	$20	$—	$121
U.S. government agency and government sponsored agencies—residential mortgage backed securities	997	5	—	1,002	12	—	1,014

Total securities held to maturity	$1,115	$5	$17	$1,103	$32	$—	$1,135

Note 3—Securities (Continued)

	December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$1,653	$—	$380	$1,273	$159	$3	$1,429

For securities held to maturity, the amount recognized in OCI primarily reflects the unrealized gains or losses at date of transfer to the held to maturity classification, net of amortization. Amortized cost is defined as the original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings.

On September 30, 2012, the Company transferred certain of its CLOs with a carrying amount of $1.1 billion from held to maturity to available for sale, due to a significant increase in the risk weights of debt securities used for regulatory capital purposes under rules proposed by the U.S. federal banking agencies in June 2012. The Notices of Proposed Rulemaking (NPRs) would revise regulatory capital rules for U.S. Banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. Although the NPRs have not yet been formally adopted, the Company was required to include in its 2013 annual capital plan certain capital projections pursuant to the NPRs that adversely affect the risk weights of the transferred CLOs. These regulatory capital changes were not foreseeable when the Company initially transferred the CLOs from available for sale to held to maturity during the first quarter of 2009. Accordingly, the Company no longer intends to hold these securities to maturity.

The carrying amount of the CLOs immediately prior to the transfer on September 30, 2012, totaled $1.1 billion, which included $301 million of unrealized losses in unamortized OCI. Following the transfer, the securities were recorded at fair value, with an unrealized loss of $62 million recorded in OCI.

The Company’s securities held to maturity with a continuous unrealized loss position at December 31, 2012 and 2011 are shown below, separately for periods less than 12 months and 12 months or more.

December 31, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$121	$17	$—	$121	$17	$—

December 31, 2011
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$1,420	$380	$3	$1,420	$380	$3

Note 3—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2012
	Over One Year Through Five Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CLOs	$101	$121	$—	$—	$101	$121
U.S. government agency and government sponsored agencies—residential mortgage backed securities	—	—	1,002	1,014	1,002	1,014

Total securities held to maturity	$101	$121	$1,002	$1,014	$1,103	$1,135

Securities Pledged as Collateral

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At December 31, 2012, the Company had $8.1 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.9 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.6 billion) and to secure public and trust department deposits ($6.6 billion).

At December 31, 2012 and 2011, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $19 million (none of which has been repledged) and $12 million (all of which has been repledged to secure public agency or bankruptcy deposits and to cover short sales), respectively. These securities were received as collateral for secured lending.

Note 4—Loans and Allowance for Loan Losses

The following table provides the outstanding balances of loans at December 31, 2012 and 2011.

	December 31,
(Dollars in millions)	2012	2011
Loans held for investment:
Commercial and industrial	$20,827	$19,226
Commercial mortgage	9,939	8,175
Construction	627	870
Lease financing	1,104	965

Total commercial portfolio	32,497	29,236

Residential mortgage	22,705	19,625
Home equity and other consumer loans	3,647	3,730

Total consumer portfolio	26,352	23,355

Total loans held for investment, before purchased credit-impaired loans	58,849	52,591
Purchased credit-impaired loans(1)	1,185	949

Total loans held for investment(2)	60,034	53,540
Allowance for loan losses	(653)	(764)

Loans held for investment, net	$59,381	$52,776

Note 4—Loans and Allowance for Loan Losses (Continued)

(1)

Includes $421 million and $949 million as of December 31, 2012 and 2011, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $24 million and $47 million as of December 31, 2012 and 2011, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.

(2)	Includes $5 million and ($30) million at December 31, 2012 and 2011, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Allowance for Loan Losses

The following table provides a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(25)	78	—	(25)	28
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(3)	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Loans charged off	(88)	(95)	(13)	—	(196)
Recoveries of loans previously charged off	57	3	5	—	65

Allowance for loan losses, end of period	$418	$124	$1	$110	$653

	For the Year Ended December 31, 2011					For the Year Ended December 31, 2010
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191	$1,357
(Reversal of) provision for loan losses	(74)	37	—	(163)	(200)	174
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)	8
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)	17
Other(1)	16	—	—	—	16	1
Loans charged off	(217)	(87)	(3)	—	(307)	(445)
Recoveries of loans previously charged off	66	3	2	—	71	79

Allowance for loan losses, end of period	$474	$138	$17	$135	$764	$1,191

(1)

Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization on October 1, 2011, in which BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT), to the Company.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table shows the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2012 and 2011.

	December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24	$18	$—	$—	$42
Collectively evaluated for impairment	394	106	—	110	610
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$418	$124	$1	$110	$653

Loans held for investment:
Individually evaluated for impairment	$330	$292	$5	$—	$627
Collectively evaluated for impairment	32,167	26,060	—	—	58,227
Purchased credit-impaired loans	—	—	1,180	—	1,180

Total loans held for investment	$32,497	$26,352	$1,185	$—	$60,034

	December 31, 2011
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$54	$14	$1	$—	$69
Collectively evaluated for impairment	420	124	—	135	679
Purchased credit-impaired loans	—	—	16	—	16

Total allowance for loan losses	$474	$138	$17	$135	$764

Loans held for investment:
Individually evaluated for impairment	$416	$144	$12	$—	$572
Collectively evaluated for impairment	28,820	23,211	35	—	52,066
Purchased credit-impaired loans	—	—	902	—	902

Total loans held for investment	$29,236	$23,355	$949	$—	$53,540

Note 4—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans

The following table presents nonaccrual loans as of December 31, 2012 and 2011.

	December 31,
(Dollars in millions)	2012	2011
Commercial and industrial	$48	$127
Commercial mortgage	65	139
Construction	—	16

Total commercial portfolio	113	282

Residential mortgage	306	285
Home equity and other consumer loans	56	24

Total consumer portfolio	362	309

Total nonaccrual loans, before purchased credit-impaired loans	475	591
Purchased credit-impaired loans	30	47

Total nonaccrual loans	$505	$638

Troubled debt restructured loans that continue to accrue interest	$401	$252

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$209	$221

In accordance with recently issued federal banking agency supervisory guidance, the Company classifies junior lien loans as nonperforming when the first lien loan becomes 90 days or more past due even if the junior lien loan is performing. Effective in the second quarter of 2012, $21 million of performing home equity loans were reclassified to nonaccrual.

The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of December 31, 2012 and 2011.

	December 31, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$21,861	$68	$2	$70	$21,931
Commercial mortgage	9,869	57	13	70	9,939
Construction	622	5	—	5	627

Total commercial portfolio	32,352	130	15	145	32,497

Residential mortgage	22,351	181	173	354	22,705
Home equity and other consumer loans	3,584	44	19	63	3,647

Total consumer portfolio	25,935	225	192	417	26,352

Total loans held for investment, excluding purchased credit-impaired loans	$58,287	$355	$207	$562	$58,849

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2011
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$20,033	$121	$37	$158	$20,191
Commercial mortgage	8,111	49	15	64	8,175
Construction	855	—	15	15	870

Total commercial portfolio	28,999	170	67	237	29,236

Residential mortgage	19,228	188	209	397	19,625
Home equity and other consumer loans	3,686	24	20	44	3,730

Total consumer portfolio	22,914	212	229	441	23,355

Total loans held for investment, excluding purchased credit-impaired loans	$51,913	$382	$296	$678	$52,591

Loans 90 days or more past due and still accruing totaled $1 million at both December 31, 2012 and 2011, respectively. Purchased credit-impaired loans that are 90 days or more past due and still accruing totaled $124 million and $165 million at December 31, 2012 and 2011, respectively.

Credit Quality Indicators

Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. Loans within the commercial portfolio segment are classified as either pass or criticized. Criticized credits are those that are internally risk graded as special mention, substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $365 million and $864 million covered by FDIC loss share agreements, at December 31, 2012 and 2011, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	December 31, 2012
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$20,961	$438	$380	$21,779
Construction	610	17	—	627
Commercial mortgage	9,298	194	248	9,740

Total commercial portfolio	30,869	649	628	32,146
Purchased credit-impaired loans	21	153	301	475

Total	$30,890	$802	$929	$32,621

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2011
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$18,594	$466	$390	$19,450
Construction	674	126	71	871
Commercial mortgage	7,201	453	501	8,155

Total	$26,469	$1,045	$962	$28,476

Amounts reported for pass and criticized loans at December 31, 2011 have been restated to include $266 million and $87 million, respectively, of loans that were not originally reported in the Company’s 2011 Form 10-K.

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $57 million and $85 million of loans covered by FDIC loss share agreements, at December 31, 2012 and 2011, respectively.

	December 31, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$22,399	$306	$22,705
Home equity and other consumer loans	3,591	56	3,647

Total consumer portfolio	25,990	362	26,352
Purchased credit-impaired loans	288	—	288

Total	$26,278	$362	$26,640

	December 31, 2011
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$19,340	$285	$19,625
Home equity and other consumer loans	3,706	24	3,730

Total	$23,046	$309	$23,355

The Company also monitors the credit quality for substantially all of its consumer portfolio segment using credit scores provided by Fair Isaac Corporation (FICO) and refreshed loan-to-value (LTV) ratios. FICO credit scores are refreshed at least quarterly to monitor the quality of the portfolio. Refreshed LTV measures the principal balance of the loan as a percentage of the estimated current value of the property securing the loan. Home equity loans are evaluated using combined LTV, which measures the principal balance of the combined loans that have liens against the property (including unused credit lines for home equity products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent home pricing index (HPI) data available for the property location.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at December 31, 2012 and 2011. These tables exclude loans serviced by third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2012
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$17,103	$4,666	$395	$22,164
Home equity and other consumer loans	2,464	986	122	3,572

Total consumer portfolio	19,567	5,652	517	25,736
Purchased credit-impaired loans	106	172	10	288

Total	$19,673	$5,824	$527	$26,024

Percentage of total	76%	22%	2%	100%

	December 31, 2011
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$14,553	$4,319	$247	$19,119
Home equity and other consumer loans	2,533	1,044	69	3,646

Total	$17,086	$5,363	$316	$22,765

Percentage of total	75%	$24%	$1%	$100%

(1)	Represents loans for which management was not able to obtain an updated FICO score.

	December 31, 2012
	LTV ratios
(Dollars in millions)	Less than 80 percent	80-100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$17,771	$3,031	$1,232	$130	$22,164
Home equity loans	2,216	618	540	113	3,487

Total consumer portfolio	19,987	3,649	1,772	243	25,651
Purchased credit-impaired loans	72	50	153	13	288

Total	$20,059	$3,699	$1,925	$256	$25,939

Percentage of total	77%	14%	8%	1%	100%

	December 31, 2011
	LTV ratios
(Dollars in millions)	Less than 80 percent	80-100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$12,464	$4,415	$2,146	$94	$19,119
Home equity loans	2,028	612	675	236	3,551

Total	$14,492	$5,027	$2,821	$330	$22,670

Percentage of total	64%	22%	12%	2%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 4—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

The following table provides a summary of the Company’s recorded investment in TDRs as of December 31, 2012 and 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $33 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2012.

	December 31,
(Dollars in millions)	2012	2011
Commercial and industrial	$215	$151
Commercial mortgage	64	104
Construction	35	66

Total commercial portfolio	314	321

Residential mortgage	271	142
Home equity and other consumer loans	21	2

Total consumer portfolio	292	144

Total restructured loans, excluding purchased credit-impaired loans(1)	$606	$465

(1)	Amounts exclude $4 million and $8 million of TDRs covered by FDIC loss share agreements at December 31, 2012 and 2011, respectively.

In 2012, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were charge-offs of $20 million related to TDR modifications in the year ended December 31, 2012. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date the restructuring occurred during the years ended December 31, 2012 and 2011.

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post- Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post- Modification Outstanding Recorded Investment(2)
Commercial and industrial	$154	$147	$220	$215
Commercial mortgage	22	21	120	115
Construction	7	7	91	91

Total commercial portfolio	183	175	431	421

Residential mortgage	159	151	82	82
Home equity and other consumer loans	31	19	2	2

Total consumer portfolio	190	170	84	84

Total	$373	$345	$515	$505

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 4—Loans and Allowance for Loan Losses (Continued)

Amounts above exclude TDRs covered by FDIC loss share agreements with pre-modification and post-modification balances of $5 million and $4 million, respectively for the year ended December 31, 2012. For the year ended December 31, 2011, pre-modification and post-modification balances of $8 million and $8 million, respectively were excluded.

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2012 and 2011, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2012	2011
Commercial and industrial	$3	$10
Commercial mortgage	1	77
Construction	15	17

Total commercial portfolio	19	104

Residential mortgage	34	6

Total consumer portfolio	34	—

Total(1)	$53	$110

(1)	Amounts exclude $6 million and $11 million of TDRs covered by FDIC loss share agreements at December 31, 2012 and 2011, respectively.

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

Loan Impairment

Loans that are individually evaluated for impairment include larger commercial and industrial, construction, commercial mortgage loans, and loans modified in a TDR. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables show information about impaired loans by class as of December 31, 2012 and 2011.

	December 31, 2012
	Recorded Investment			Allowance for Impaired Loans	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total		With an Allowance	Without an Allowance
Commercial and industrial	$156	$64	$220	$24	$167	$64
Commercial mortgage	15	60	75	—	18	70
Construction	—	35	35	—	—	38

Total commercial portfolio	171	159	330	24	185	172

Residential mortgage	186	85	271	18	199	97
Home equity and other consumer loans	3	18	21	—	3	31

Total consumer portfolio	189	103	292	18	202	128

Total, excluding purchased credit-impaired loans	360	262	622	42	387	300
Purchased credit-impaired loans	—	4	4	—	1	14

Total	$360	$266	$626	$42	$388	$314

	December 31, 2011
	Recorded Investment			Allowance for Impaired Loans	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total		With an Allowance	Without an Allowance
Commercial and industrial	$182	$38	$220	$46	$191	$40
Commercial mortgage	27	103	130	2	39	124
Construction	26	40	66	6	29	43

Total commercial portfolio	235	181	416	54	259	207

Residential mortgage	142	—	142	14	148	—
Home equity and other consumer loans	2	—	2	—	2	—

Total consumer portfolio	144	—	144	14	150	—

Total, excluding purchased credit-impaired loans	379	181	560	68	409	207
Purchased credit-impaired loans	1	11	12	1	5	22

Total	$380	$192	$572	$69	$414	$229

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2012 and 2011 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	Years Ended December 31,
	2012		2011
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$201	$12	$185	$6
Commercial mortgage	107	1	191	1
Construction	44	2	56	3

Total commercial portfolio	352	15	432	10

Residential mortgage	221	8	117	6
Home equity and other consumer loans	7	1	2	—

Total consumer portfolio	228	9	119	6

Total, excluding purchased credit-impaired loans	580	24	551	16
Purchased credit-impaired loans	8	1	16	1

Total	$588	$25	$567	$17

The average recorded investment for impaired loans for the commercial, consumer and purchased credit-impaired loan portfolio segments at December 31, 2010 were $945 million, $40 million and $5 million, respectively. The interest income recognized for impaired loans for the year ended December 31, 2010 for the commercial, consumer and purchased credit-impaired loan portfolio segments were $27 million, $4 million and $1 million, respectively.

The Company transferred a net $308 million of loans from held for investment to held for sale and sold $318 million in loans during 2012.

Loans Acquired in Business Combinations

The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company’s purchased credit-impaired loans at December 31, 2012 and 2011.

	December 31,
(Dollars in millions)	2012	2011
Total outstanding balance	$2,155	$2,066

Carrying amount	$1,161	$902

The accretable yield for purchased credit-impaired loans for the years ended December 31, 2012, 2011, and 2010 was as follows:

	For the Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Accretable yield, beginning of period	$424	$231	$—
Additions	171	—	335
Accretion	(297)	(192)	(86)
Reclassifications from nonaccretable difference during the period	292	385	(18)

Accretable yield, end of period	$590	$424	$231

Note 5—Goodwill and Other Intangible Assets

As a result of the acquisition of PCBC, the Company recorded goodwill, core deposit intangible assets, customer relationship intangible assets, and other intangibles assets totaling $413 million, $48 million, $20 million, and $6 million, respectively. The core deposit and customer relationship intangible assets will be amortized over approximately 10 years based upon the total economic benefits received. See Note 2 to these financial statements for information on the Company’s business combinations.

Goodwill

The changes in the carrying amount of goodwill during 2012 and 2011 are shown in the table below.

(Dollars in millions)	2012	2011
Goodwill, beginning of year	$2,457	$2,456
Net change from business combinations	485	1

Goodwill, end of year	$2,942	$2,457

For impairment testing, goodwill is assigned to the following operating units:
Retail Banking	$1,474	$1,209
Corporate Banking	1,454	1,234
Pacific Rim	14	14

Goodwill, end of year	$2,942	$2,457

The assignment of the goodwill arising from the acquisition of PCBC for purposes of impairment testing is considered provisional and has not been completed as of the date of this report.

The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of April 1, 2012 and 2011, and no impairment was recognized.

Intangible Assets

The table below reflects the Company’s identifiable intangible assets and accumulated amortization at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$669	$(479)	$190	$637	$(438)	$199
Trade names	114	(12)	102	110	(9)	101
Customer relationships	75	(17)	58	56	(13)	43
Other	23	(6)	17	13	(5)	8

Subtotal—intangibles with a definite useful life	881	(514)	367	816	(465)	351
Other intangibles with an indefinite useful life	9	—	9	9	—	9

Total intangibles	$890	$(514)	$376	$825	$(465)	$360

Total amortization expense for 2012, 2011 and 2010 was $81 million, $99 million and $124 million, respectively. Amortization expense for 2011 included an impairment loss of $7 million.

Note 5—Goodwill and Other Intangible Assets (Continued)

Estimated future amortization expense at December 31, 2012 is as follows:

(Dollars in millions)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31,:
2013	$57	$5	$6	$4	$72
2014	42	4	6	3	55
2015	32	3	7	2	44
2016	20	3	6	3	32
2017	14	3	6	2	25
Thereafter	25	84	27	3	139

Total estimated amortization expense	$190	$102	$58	$17	$367

Note 6—Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2012 and 2011, the amounts were as follows:

	December 31,
	2012			2011
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$155	$—	$155	$146	$—	$146
Premises	689	386	303	646	357	289
Leasehold improvements	342	242	100	323	234	89
Furniture, fixtures and equipment	709	557	152	781	621	160

Total	$1,895	$1,185	$710	$1,896	$1,212	$684

Rental, depreciation and amortization expenses were as follows:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Rental expense of premises	$85	$86	$81
Less: rental income	8	8	10

Net rental expense	$77	$78	$71

Depreciation and amortization of premises and equipment	$102	$101	$99

Future minimum lease payments at December 31, 2012 were as follows:

(Dollars in millions)
Years ending December 31,:
2013	$108
2014	99
2015	89
2016	80
2017	68
Thereafter	221

Total minimum lease payments	$665

Minimum rental income due in the future under subleases	$6

Note 6—Premises and Equipment (Continued)

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

At December 31, 2012 and 2011, the Company had a liability of $6 million for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated in cases where management has sufficient information to estimate the obligation’s fair value.

Note 7—Variable Interest Entities and Other Investments

The Company is involved in various activities that are considered to be VIEs. Generally, a VIE is a corporation, partnership, trust or any other legal structure where the equity investors do not have sufficient equity at risk in the entity to allow the entity to independently finance its activities, lack the power to direct the significant activities of the entity through voting or similar rights, or do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. The Company’s investments in VIEs primarily consist of equity investments in LIHC structures and renewable energy projects, which are designed to generate a return primarily through the realization of U.S. federal tax credits.

Consolidated VIEs

At December 31, 2012, assets of $287 million and liabilities of $7 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments. At December 31, 2012, the Company also consolidated $77 million of assets related to trusts that own and lease railcars because the Company directs the significant activities of these trusts. The assets are included in other assets on the Company’s consolidated balance sheet.

During 2012 and 2011, the Company recorded $31 million and $24 million of expenses related to its consolidated VIEs, respectively. These expenses are included in other noninterest expense on the Company’s consolidated statements of income. During 2012, the Company recorded $3 million of revenue related to its consolidated VIEs in other noninterest income.

Note 7—Variable Interest Entities and Other Investments (Continued)

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at December 31, 2012. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	December 31, 2012
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$529	$32	$856
Renewable energy investments	371	—	371
Private capital investment	17	—	25

Total unconsolidated VIEs	$917	$32	$1,252

Note 8—Deposits

At December 31, 2012, the Company had $4.7 billion in interest bearing time deposits with a remaining term of greater than one year, of which $3.7 billion related to deposits of $100,000 and over. Maturity information for all interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in millions)	December 31, 2012
Due after one year through two years	$1,543
Due after two years through three years	832
Due after three years through four years	1,102
Due after four years through five years	922
Due after five years	262

Total	$4,661

Note 9—Employee Pension and Other Postretirement Benefits

Retirement Plan

The Company maintains the Union Bank Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for this Plan after one year of service and become fully vested after five years of service. Effective October 1, 2012, the Company established a new cash balance plan formula for all future eligible employees. Participants receive annual pay credits based on eligible pay multiplied by a percentage determined by their age and years of service. Participants also receive an annual interest credit. Employees become vested upon completing three years of vesting service. The Company’s funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

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

The following table sets forth the fair value of the assets in the Company’s Pension Plan and Other Benefits Plan as of December 31, 2012 and 2011.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets, beginning of year	$1,757	$1,795	$172	$172
Actual return on plan assets	254	21	23	1
Acquisition	—	—	16	—
Employer contributions	150	—	13	13
Plan participants’ contributions	—	—	6	5
Benefits paid	(142)	(59)	(20)	(19)

Fair value of plan assets, end of year	$2,019	$1,757	$210	$172

The investment objective for the Company’s Pension Plan and Other Benefits Plan is to maximize total return within reasonable and prudent levels of risk. The Plans’ asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans’ assets. The asset allocation strategy favors equities, with a target allocation of 63 percent in equity securities, 25 percent in debt securities, and 12 percent in real estate investments. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70 percent in equity securities and 30 percent in debt securities. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

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

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

The following table provides the fair value by level within the fair value hierarchy of the Company’s period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 16 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$42	$—	$42
U.S. Government securities	—	214	—	214
Corporate bonds	—	243	—	243
Equity securities	158	—	—	158
Real estate funds	—	—	156	156
Limited partnerships	—	114	18	132
Common collective funds	—	58	—	58
Mutual funds	1,008	—	—	1,008
Other	—	16	—	16

Total Plan Investments	$1,166	$687	$174	2,027

Accrued dividends and interest receivable				3
Net pending trades				(11)

Total Plan Assets				$2,019

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$13	$—	$—	$13
U.S. Government securities	20	76	—	96
Corporate bonds	—	133	—	133
Equity securities	146	—	—	146
Real estate funds	—	—	136	136
Limited partnerships	—	58	12	70
Common collective funds	—	266	—	266
Mutual funds	896	—	—	896
Other	—	1	—	1

Total Plan Investments	$1,075	$534	$148	$1,757

	Level 3 Assets for Year Ended December 31, 2012
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2012	$136	$12	$148
Unrealized gains (losses)	7	1	8
Purchases, issuances, sales, and settlements, net	13	5	18

Ending balance—December 31, 2012	$156	$18	$174

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

	Level 3 Assets for Year Ended December 31, 2011
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2011	$110	$4	$114
Unrealized gains (losses)	10	1	11
Purchases, issuances, sales, and settlements, net	16	7	23

Ending balance—December 31, 2011	$136	$12	$148

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$9	—	$9
U.S. Government securities	—	24	—	24
Corporate bonds	—	17	—	17
Municipal bonds	—	1	—	1
Mutual funds	109	—	—	109
Pooled separate account	—	40	—	40
Acquisition	—	16	—	16

Total Plan Investments	$109	$107	$—	$216

Net pending trades				(6)

Total Plan Assets				$210

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Common collective funds	$—	$39	$—	$39
Mutual funds	96	—	—	96
Pooled separate account	—	37	—	37

Total Plan Investments	$96	$76	$—	$172

A description of the valuation methodologies used to determine the fair value of the Plans’ assets included within the tables above is as follows:

Cash and Cash Equivalents

Cash and cash equivalents include short term investments of government securities and other debt securities with original maturities of less than one year. These short term investments are classified as Level 2 measurements based on unadjusted prices for similar securities in an active market.

U.S. Government Securities

U.S. Treasury securities are fixed income securities that are debt instruments issued by the United States Department of the Treasury. These securities are classified as Level 2 measurements based on valuations provided by a third-party pricing provider using quoted market prices in an active market for similar securities.

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

U.S. agency mortgage-backed securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. These securities are classified as Level 2 measurements based on valuations provided by a third-party pricing provider using quoted market prices in an active market for similar securities.

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

Limited partnerships also invest in real estate properties. These partnerships’ value is estimated by adjusting the previous quarter’s NAV for the current quarter’s income and depreciation. These partnerships are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.

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

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

Pooled Separate Account

The pooled separate account is an investment with Hartford Life Company. The investment consists of four funds that mainly invest in U.S. agency guaranteed mortgage-backed securities, investment-grade bonds of U.S. issuers from diverse industries, and exchange traded equity securities of U.S. and foreign companies. These funds are valued using quoted market prices of the funds’ underlying investments to derive the funds’ NAV at the end of the period. This investment is classified as a Level 2 measurement due to the use of quoted market prices of similar securities in actively traded markets as the primary input to derive the NAV.

The following table sets forth the benefit obligation activity and the funded status for each of the Company’s plans at December 31, 2012 and 2011. In addition, the table sets forth the over/(under) funded status at December 31, 2012 and 2011. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2012	2011	2012	2011
Accumulated benefit obligation	$2,161	$1,938

Change in benefit obligation
Benefit obligation, beginning of year	$2,135	$1,700	$270	$254
Service cost	77	58	14	12
Interest cost	101	98	12	13
Plan participants’ contributions	—	—	6	5
Actuarial loss	223	338	9	4
Medicare part D employer subsidy payments	—	—	2	1
Benefits paid	(142)	(59)	(20)	(19)

Benefit obligation, end of year	2,394	2,135	293	270
Fair value of plan assets, end of year	2,019	1,757	210	172

(Under) funded status	$(375)	$(378)	$(83)	$(98)

The following table illustrates the changes that were reflected in accumulated other comprehensive income during 2012, 2011 and 2010. Pension benefits do not include the ESBPs.

	Pension Benefits	Other Benefits
(Dollars in millions)	Net Actuarial (Gain)/Loss	Transition Assets	Net Actuarial (Gain)/Loss
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2009	$527	$4	$71
Arising during the year	83	—	13
Recognized in net income during the year	(15)	(1)	(6)

Balance, December 31, 2010	$595	$3	$78

Arising during the year	465	—	18
Recognized in net income during the year	(44)	(2)	(6)

Balance, December 31, 2011	$1,016	$1	$90

Arising during the year	115	—	(2)
Recognized in net income during the year	(89)	(1)	(8)

Balance, December 31, 2012	$1,042	$—	$80

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

At December 31, 2012 and 2011, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2012
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$—	$—	$—
Net actuarial loss	1,042	410	632	80	32	48
Prior service costs (credits)	—	—	—	—	—	—

Pension and other benefits adjustment	1,042	410	632	80	32	48

Executive Supplemental Benefits Plans
Net actuarial loss	29	11	18	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	29	11	18	—	—	—

Pension and other benefits adjustment	$1,071	$421	$650	$80	$32	$48

	December 31, 2011
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Transition liability	$—	$—	$—	$1	$—	$1
Net actuarial loss	1,016	400	616	90	36	54
Prior service costs (credits)	—	—	—	—	—	—

Pension and other benefits adjustment	1,016	400	616	91	36	55

Executive Supplemental Benefits Plans
Net actuarial loss	23	9	14	—	—	—
Prior service costs (credits)	—	—	—	—	—	—

Executive supplemental benefits plans adjustment	23	9	14	—	—	—

Pension and other benefits adjustment	$1,039	$409	$630	$91	$36	$55

The Company expects to make a $380 million cash contribution to the Pension Plan in 2013.

Estimated Future Benefit Payments and Subsidies

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits	Medicare Part D Subsidies
Years ending December 31,
2013	$77	$14	$1
2014	85	15	1
2015	93	16	1
2016	101	17	1
2017	109	18	1
Years 2018-2022	664	103	4

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011
Discount rate in determining net periodic benefit cost	4.70%	5.75%	4.50%	5.25%
Discount rate in determining benefit obligations at year end	4.20	4.70	3.90	4.50
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	7.50	8.00	7.50	8.00

	Pension Benefits			Other Benefits			Superannuation, SERP(1) and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$77	$58	$50	$14	$11	$9	$2	$1	$1
Interest cost	101	98	90	12	13	13	2	4	4
Expected return on plan assets	(147)	(147)	(146)	(13)	(14)	(12)	—	—	—
Amortization of transition amount	—	—	—	1	2	2	—	—	—
Recognized net actuarial loss	89	44	15	8	6	5	2	1	1

Total net periodic benefit cost	$120	$53	$9	$22	$18	$17	$6	$6	$6

(1)	Supplemental Executives Retirement Plan (SERP).

At December 31, 2012 and 2011, the following amounts were forecasted to be recognized in 2013 and 2012 net periodic benefit costs, respectively.

	Years ended December 31,
	2013		2012
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Transition liability	$—	$—	$—	$1
Net actuarial loss	109	6	92	8

Amounts to be reclassified from accumulated other comprehensive loss	$109	$6	$92	$9

Note 9—Employee Pension and Other Postretirement Benefits (Continued)

The Company’s assumed weighted-average healthcare cost trend rates are as follows.

	Years ended December 31,
	2012	2011	2010
Healthcare cost trend rate assumed for next year	8.31%	8.90%	9.12%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2021	2018	2018

The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	35	(30)

Executive Supplemental Benefit Plans

The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company’s consolidated balance sheets was $88 million and $75 million at December 31, 2012 and 2011, respectively.

Section 401(k) Savings Plans

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee’s pre-tax covered compensation. Employees are fully vested in the employer’s contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee’s pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon the Company’s annual financial performance. All employer contributions are tax deductible by the Company. The Company’s combined matching contribution expense was $29 million, $29 million and $27 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Standby letter of credit fees	$54	$46	$35
Other investment income	44	35	25
Other noninterest income	(27)	10	100

Total other noninterest income	$71	$91	$160

Note 10—Other Noninterest Income and Other Noninterest Expense (Continued)

The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Software	$70	$69	$60
Low income housing credit investment amortization	63	66	67
Advertising and public relations	57	45	50
Communications	39	42	40
Data processing	36	39	35
Other	198	147	213

Total other noninterest expense	$463	$408	$465

Note 11—Income Taxes

The following table is an analysis of the effective tax rate.

	Years Ended December 31,
	2012	2011	2010
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	6	7	6
Tax-exempt interest income	(1)	(1)	(1)
Tax credits	(10)	(10)	(10)
Change in estimate to the valuation of FDIC covered assets	—	(2)	—
Other	(3)	—	—

Effective tax rate	27%	29%	30%

The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Taxes currently payable:
Federal	$93	$105	$72
State	32	67	71
Foreign	14	8	12

Total currently payable	139	180	155

Taxes deferred:
Federal	62	109	78
State	20	30	6
Foreign	(1)	(1)	—

Total deferred	81	138	84

Total income tax expense	$220	$318	$239

Note 11—Income Taxes (Continued)

The components of the Company’s net deferred tax balances as of December 31, 2012 and 2011 were as follows.

	December 31,
(Dollars in millions)	2012	2011
Deferred tax assets:
Allowance for loan and off-balance sheet commitment losses	$338	$375
Accrued expense, net	112	167
Unrealized losses on pension and post retirement benefits	456	445
Unrealized net losses on securities available for sale	—	133
Fair value adjustments for valuation of FDIC covered assets	218	123
Other	107	94

Total gross deferred tax assets	1,231	1,337
Valuation allowance	(10)	(10)

Total deferred tax assets	1,221	1,327

Deferred tax liabilities:
Leasing	688	701
Intangible assets	119	140
Pension liabilities	251	299
Other	123	57

Total deferred tax liabilities	1,181	1,197

Net deferred tax asset	$40	$130

At December 31, 2012, we had net operating loss and tax credit carry forwards for which related deferred tax assets of $57 million and $27 million, respectively, were recorded. The net operating loss and tax credit carry forwards expire in varying amounts through 2031.

Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that a $10 million valuation allowance is required primarily attributable to U.S. capital loss carry forwards. Management has concluded that it is “more likely than not” that the associated deferred tax asset will not be realized, considering sources of taxable income and the Company’s ability to execute tax planning.

The changes in unrecognized tax positions were as follows.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Balance, beginning of year	$274	$233	$202
Gross increases as a result of tax positions taken during prior periods	7	53	32
Gross decreases as a result of tax positions taken during prior periods	(13)	(13)	(1)
Gross increases as a result of tax positions taken during current period	1	1	—

Balance, end of year	$269	$274	$233

The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $113 million, $115 million and $91 million at December 31, 2012, 2011 and 2010, respectively.

The Company recognizes interest and penalties as a component of income tax expense. For 2012, the Company reversed $14 million of gross interest and penalties as a benefit to income tax expense. For 2011 and 2010, we recognized in income tax expense $12 million and zero of gross interest and penalties, respectively. As of December 31, 2012, 2011 and 2010, we have accrued $15 million, $29 million, and zero of gross interest and penalties, respectively.

Note 11—Income Taxes (Continued)

During 2012, we concluded our trial in the U.S. Court of Federal Claims related to certain leveraged lease transactions that we entered into in 1998 and 1999. A decision could be handed down within the next twelve months. As a result, it is reasonably possible that the liability for unrecognized tax positions could decrease by $97 million.

The Company is subject to U.S. federal and other jurisdictions’ income taxes. With limited exception, the Company is not open to examination for periods before 2004 by state and before 2008 by U.S. federal taxing authorities. For all open periods, any potential adjustments have been considered in establishing our reserve for uncertain tax positions.

Note 12—Commercial Paper and Other Short-Term Borrowings

The following is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2012	December 31, 2011
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.96% and 0.06% at December 31, 2012 and December 31, 2011, respectively	$123	$597
Commercial paper, with weighted average interest rates of 0.20% and 0.22% at December 31, 2012 and December 31, 2011, respectively	1,240	2,498
Other borrowed funds:
Term federal funds purchased, with a weighted average interest rate of 0.15% at December 31, 2011	—	50
Federal Home Loan Bank advances, with a weighted average interest rate of 0.48% at December 31, 2011	—	500
All other borrowed funds, with a weighted average interest rate of 0.73% at December 31, 2011	—	38

Total commercial paper and other short-term borrowings	$1,363	$3,683

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$1,471	$1,368
Average balance during the year	441	471
Weighted average interest rate during the year	0.21%	0.13%

Commercial paper:
Maximum outstanding at any month end	$2,837	$2,498
Average balance during the year	1,981	1,233
Weighted average interest rate during the year	0.27%	0.20%

Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$2,500	$1,000
Average balance during the year	739	516
Weighted average interest rate during the year	0.27%	0.24%
Term federal funds purchased:
Maximum outstanding at any month end	$270	$689
Average balance during the year	51	301
Weighted average interest rate during the year	0.18%	0.24%
All other borrowed funds:
Maximum outstanding at any month end	$36	$130
Average balance during the year	42	142
Weighted average interest rate during the year	0.89%	0.88%

Note 12—Commercial Paper and Other Short-Term Borrowings (Continued)

In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2015. For additional information regarding the Company’s revolving credit facility with BTMU, see Note 22 to our Consolidated Financial Statements included in this Form 10-K.

At December 31, 2012, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 2 days. The commercial paper outstanding had a weighted average remaining maturity of 60 days.

Note 13—Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	December 31, 2012	December 31, 2011
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$—
Subordinated debt:
Fixed rate 5.25% notes due December 2013	406	413

Total debt issued by UnionBanCal Corporation	803	413

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from January 2013 to February 2016. These notes bear a combined weighted-average rate of 1.39% at December 31, 2012 and 1.75% at December 31, 2011	2,100	3,625
Floating rate notes due March 2012. These notes, which bear interest at 0.20% above 3-month LIBOR, had a rate of 0.76% at December 31, 2011	—	500
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.26% at December 31, 2012 and 1.48% at December 31, 2011	300	300
Fixed rate 2.125% notes due December 2013	399	399
Fixed rate 3.00% notes due June 2016	699	698
Fixed rate 2.125% notes due June 2017	499	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	6	8
Subordinated debt:
Fixed rate 5.95% notes due May 2016	729	741
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.66% at December 31, 2012	66	—
Capital lease obligations with a combined weighted average interest rate of 4.72% at December 31, 2012(1)	21	—

Total debt issued by Union Bank, N.A. and other subsidiaries	4,819	6,271

Total long-term debt	$5,622	$6,684

(1)	Long-term debt assumed through PCBC acquisition

Note 13—Long-Term Debt (Continued)

Senior Debt

On June 18, 2012, the Bank issued $500 million aggregate principal amount of 2.125 percent Senior Notes due 2017 (2017 Senior Notes). The 2017 Senior Notes were issued at a purchase price of 99.699 percent. The 2017 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The 2017 Senior Notes bear interest of 2.125 percent per annum payable semi-annually and mature on June 16, 2017. The net proceeds from the issuance of the 2017 Senior Notes are used by the Bank for general corporate purposes in the ordinary course of its banking business.

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

On June 6, 2011, the Bank also issued $700 million in aggregate principal amount of 3.00 percent Senior Bank Notes due 2016 (2016 Senior Notes). The 2016 Senior Notes were issued to purchasers at a price of 99.733 percent, resulting in proceeds to the Bank, after dealer discount, of $698 million. The 2016 Senior Notes bear interest of 3.00 percent per annum payable on the 6th of June and December of each year, with the first interest payment on December 6, 2011. These notes will mature on June 6, 2016.

Both the 2014 Senior Notes and 2016 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The net proceeds from the sale of these notes are used by the Bank for general corporate purposes in the ordinary course of its business.

On December 16, 2010, the Bank issued $400 million in aggregate principal amount of 2.125 percent Senior Bank Notes due 2013 (2013 Senior Notes). The 2013 Senior Notes were issued to purchasers at a price of 99.752 percent, resulting in proceeds to the Bank, after dealer discount, of $399 million. The 2013 Senior Notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity. The 2013 Senior Notes bear interest of 2.125 percent per annum payable on the 16th of June and December of each year, with the first interest payment on June 16, 2011. The 2013 Senior Notes will mature on December 16, 2013. The net proceeds from the sale of the 2013 Senior Notes are used by the Bank for general corporate purposes in the ordinary course of its business.

Note 13—Long-Term Debt (Continued)

Each of the 2013 Senior Notes, 2014 Senior Notes, 2016 Senior Notes, and 2017 Senior Notes were issued as part of a $8 billion Bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. The remaining $4.7 billion is available for issuance under the program.

The Bank borrows periodically from the Federal Home Loan Bank of San Francisco (FHLB) on a medium-term basis. The advances are secured by certain of the Bank’s assets and bear either a fixed or floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. At December 31, 2012, the $2.1 billion in FHLB advances had a weighted average remaining maturity of approximately 17 months.

As of December 31, 2012 and 2011, the Bank had pledged loans and securities of $44.5 billion and $39.7 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and FHLB.

In October 2008, the FDIC established the Temporary Liquidity Guarantee (TLG) Program. On March 16, 2009, the Bank issued $1.0 billion principal amount of Senior Floating Rate Notes under the TLG Program. The proceeds thereof were used for general corporate purposes. Of the $1.0 billion of senior notes, $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.08 percent per annum and matured on March 16, 2011 (2011 Notes). The remaining $500 million in principal amount bear interest at a rate equal to three-month LIBOR plus 0.20 percent per annum and matured on March 16, 2012 (2012 Notes). In connection with the FDIC guarantee under the TLG Program, a fee of 1 percent per annum was charged to the Bank on the senior notes.

Under the TLG Program, as amended on June 3, 2009, the Bank’s senior unsecured debt with a maturity of more than 30 days and issued between October 14, 2008 and October 31, 2009 was guaranteed by the full faith and credit of the United States. For debt issued prior to April 1, 2009, the FDIC guarantee expired upon the earlier of either the maturity date of the debt or June 30, 2012.

Subordinated Debt

On December 8, 2003, the Company issued $400 million of ten-year long-term subordinated debt due on December 16, 2013. For the year ended December 31, 2012, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs, was 5.37 percent. The notes are junior obligations to the Company’s existing and future outstanding senior indebtedness.

At issuance, the Company had converted its 5.25 percent fixed rate on these notes to a floating rate of interest utilizing a $400 million notional interest rate swap, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring effectiveness under US GAAP. In the first quarter of 2009, the $400 million notional swaps were terminated and not replaced. The Company received $52 million in cash, which was treated as a deferred gain and is being recognized over the remaining contractual life of the subordinated debt. At December 31, 2012, the carrying amount of the $400 million subordinated debt included a deferred gain of $6 million. The weighted average interest rate, including the impact of the hedge interest, the amortization of the deferred gain and the deferred issuance costs, was 3.50 percent for the year ended December 31, 2012.

On May 11, 2006, the Bank issued $700 million of ten-year subordinated notes due on May 11, 2016. The subordinated notes, which were issued at a discount price of 99.61 percent of their face value, bear a fixed interest rate of 5.95 percent, payable semi-annually on May 11 and November 11. For the year ended December 31, 2012, the weighted average interest rate of the long-term subordinated debt, including the impact of the deferred issuance costs and the fair value adjustment related to the Company’s privatization transaction, was 6.68 percent. The subordinated notes are junior obligations to the Bank’s

Note 13—Long-Term Debt (Continued)

existing and future outstanding senior indebtedness and the claims of depositors and general creditors of the Bank. The subordinated notes are not redeemable at the option of the Bank prior to maturity or subject to repayment at the option of the holders prior to maturity.

At issuance, the Bank had converted $700 million of its 5.95 percent fixed rate notes to a floating rate by utilizing interest rate swaps, which qualified as a fair value hedge. This transaction met all of the requirements for utilizing the shortcut method for measuring hedge effectiveness. By the first quarter of 2009, the total of $700 million notional swaps had been terminated and not replaced. The Bank received a total of $135 million in cash for these terminations, which were treated as deferred gains and are being recognized over the remaining contractual life of the subordinated debt. At December 31, 2012, the carrying amount of the $700 million subordinated debt included the deferred gain of $38 million. After including the impact of the amortization of the discount, the deferred issuance costs, the deferred gains, and the fair value adjustment related to the Company’s privatization transaction, the weighted average interest rate of the subordinated notes was 4.13 percent for the year ended December 31, 2012.

Both fixed rate subordinated debt issuances qualify as Tier 2 risk-based capital under the Federal Reserve Board (FRB) guidelines for assessing regulatory capital. For the Company’s and the Bank’s total risk-based capital ratios, the amount of notes that qualify as capital is reduced as the notes approach maturity. As of December 31, 2011, $0.6 billion of the notes qualified as risk-based capital for the Company. As of December 31, 2012 and 2011, $0.4 billion and $0.5 billion, respectively, of the notes qualified as risk-based capital for the Bank.

Provisions of the subordinated notes restrict the Company’s ability to engage in mergers, consolidations and transfers of substantially all assets.

Junior subordinated debt payable to trusts

The junior subordinated debt payable to trusts was assumed from our PCBC acquisition. These trusts were formed for the sole purpose of issuing preferred securities to third party investors. The proceeds from issuing the trust preferred securities were used by the trusts to purchase junior subordinated debt issued by PCBC prior to the acquisition. The junior subordinated debt qualifies as Tier 1 risk-based capital under the FRB guidelines.

Note 14—Management Stock Plans

UnionBanCal Corporation Stock Bonus Plan (Stock Bonus Plan)

Effective as of April 27, 2010, the Company adopted the Stock Bonus Plan. Under the Stock Bonus Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company’s indirect parent company, MUFG, to key employees at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the Stock Bonus Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the Stock Bonus Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions.

Under the Stock Bonus Plan, the restricted stock unit participants do not have dividend rights, voting rights or other stockholder rights. The grant date fair value of these awards is equal to the closing price of the MUFG ADRs on date of grant.

Note 14—Management Stock Plans (Continued)

The following table is a summary of the Stock Bonus Plan:

Grant Date	Units Granted	Fair Value of Stock	Vesting Duration	Pro-rata Vesting Date
November 15, 2010	3,995,505	$4.72	3 years	April 15
April 15, 2011	4,754,105	4.69	3 years	April 15
July 15, 2011	180,740	4.94	3 years	July 15
April 15, 2012	4,816,795	4.78	3 years	April 15
July 15, 2012	74,175	4.72	3 years	July 15

The following table is a rollforward of the restricted stock units under the Stock Bonus Plan for the years ended December 31, 2012 and 2011.

	Restricted Stock Units
	2012	2011
Units outstanding, beginning of year	7,138,334	3,943,590
Activity during the year:
Granted	4,890,970	4,934,845
Vested	(2,920,392)	(1,435,268)
Forfeited	(251,028)	(304,833)

Units outstanding, end of year	8,857,884	7,138,334

The following table is a summary of the Company’s compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Compensation costs	$18	$15	$3
Tax benefit	7	6	1
Unrecognized compensation costs	26	22	16

Note 15—Concentrations of Credit Risk

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

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one country or individual credit and monitors this exposure on a continuous basis. At December 31, 2012, the Company’s most significant concentration of credit risk within its securities portfolio was with U.S. Government agencies and GSEs. At December 31, 2012, the Company’s credit exposure included a concentration of available for sale securities issued by U.S. Government agencies and securities guaranteed by GSEs, which totaled $14.2 billion.

The Company’s most significant concentration of credit risk within its loan portfolio includes residential real estate mortgage loans, loans made to the real estate industry sector, primarily to construction companies and real estate developers and operators, loans made to the power and utilities sector, and loans made to the oil and gas sector. At December 31, 2012, the Company had $22.7 billion in residential mortgage loans, primarily in California, and $9.3 billion, $4.8 billion, and $3.2 billion in loans made to the real estate industry sector, power and utilities sector, and oil and gas sector, respectively. The

Note 15—Concentrations of Credit Risk (Continued)

Company also had an additional $2.7 billion, $6.8 billion, and $3.9 billion in unfunded commitments to extend credit to customers in the real estate industry, power and utilities, and oil and gas sectors, respectively.

Note 16—Fair Value Measurement and Fair Value of Financial Instruments

Valuation Methodologies

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company’s creditworthiness in determining the fair value of its trading liabilities.

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

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

Independent price verification (IPV) is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its IPV procedures, the Company compares pricing sources, tests data variance within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the VC.

A description of the valuation methodologies used for certain financial assets and liabilities measured at fair value is as follows:

Recurring Fair Value Measurements:

Trading Account Assets: Trading account assets are recorded at fair value and primarily consist of securities and derivatives held for trading purposes. See discussion below on securities available for sale, which utilize the same valuation methodology as trading account securities. See also discussion below on derivatives valuation.

Securities Available for Sale: Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. These securities are classified as Level 1 and include exchange traded equities. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. If no market prices or broker quotes are available, internal pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. These securities are classified as Level 2 and include U.S. government sponsored agencies, residential and commercial mortgage-backed securities, collateralized loan obligations, and certain other debt securities. When pricing model valuations use significant unobservable inputs, the securities are classified as Level 3. These other debt securities primarily include tax-exempt conduit debt bonds. The valuation of these securities are based upon a return on equity method which incorporates a market-required return on capital, probability of default and loss severity.

Derivatives: The Company’s derivatives are primarily traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to reflect counterparty credit quality and to consider the creditworthiness of the Company. These derivatives, which are included in trading account assets, trading account liabilities, other assets and other liabilities are generally classified as Level 2. Trading account assets and trading account liabilities include Level 3 derivatives comprised of embedded derivatives contained in market-linked CDs and perfectly matched over-the-counter options, whose fair value is obtained through unadjusted third party broker quotes which incorporate significant unobservable inputs.

Trading Account Liabilities: Trading account liabilities are recorded at fair value and primarily consist of derivatives and securities sold, not yet purchased. See discussion above on derivatives

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

valuation. Securities sold, not yet purchased consist of U.S. Government securities and are classified as Level 2, which utilize the same valuation methodology as trading account securities.

Other Liabilities: The fair value of the Company’s FDIC clawback liability is determined using a discounted cash flow model with significant unobservable inputs which include probability of default and loss severity. The FDIC clawback liability is classified as Level 3.

Nonrecurring Fair Value Measurements:

Individually Impaired Loans: Individually impaired loans are valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. Because the discount factor applied is based on the loan’s original effective yield rather than a current market rate, that present value does not represent fair value. However, as a practical expedient, an impaired loan may be measured based on a loan’s observable market price or the underlying collateral securing the loan (provided the loan is collateral dependent), which does approximate fair value. Collateral may be real estate or business assets, including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s knowledge of the client and the client’s business. The loan’s market price is determined using market pricing for similar assets, adjusted for management judgment. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Impaired loans that are adjusted to fair value based on underlying collateral or the loan’s market price are classified as Level 3.

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

Private Equity Investments: Private equity investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of the investments was estimated using the NAV of the fund or based on the investee’s business model, current and projected financial performance, liquidity and overall economic and market conditions. Private equity investments are generally classified as Level 3.

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

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, by major category and by valuation hierarchy level.

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$1	$—	$—	$1
U.S. government sponsored agencies	—	113	—	—	113
State and municipal	—	15	—	—	15
Commercial paper	—	10	—	—	10
Interest rate derivative contracts	—	1,075	—	(87)	988
Commodity derivative contracts	—	137	30	(127)	40
Foreign exchange derivative contracts	1	65	3	(28)	41
Equity derivative contracts	—	—	103	(103)	—

Total trading account assets	1	1,416	136	(345)	1,208
Securities available for sale:
U.S. government sponsored agencies	—	885	—	—	885
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	13,333	—	—	13,333
Privately issued	—	443	—	—	443
Commercial mortgage-backed securities	—	2,971	—	—	2,971
CLOs	—	1,959	—	—	1,959
Other debt securities	—	243	1,499	—	1,742
Equity securities	19	—	—	—	19

Total securities available for sale	19	19,834	1,499	—	21,352

Other assets:
Interest rate hedging contracts	—	28	—	(24)	4
Other derivative contracts	—	1	—	(1)	—

Total other assets	—	29	—	(25)	4

Total assets	$20	$21,279	$1,635	$(370)	$22,564

Percentage of Total	—%	94%	7%	(1)%	100%
Percentage of Total Company Assets	—%	22%	1%	—%	23%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$5	$1,004	$—	$(407)	$602
Commodity derivative contracts	—	110	30	(42)	98
Foreign exchange derivative contracts	1	61	3	—	65
Equity derivative contracts	—	—	103	—	103
Credit derivative contracts	—	—	—	—	—
Securities sold, not yet purchased	—	27	—	—	27

Total trading account liabilities	6	1,202	136	(449)	895
Other liabilities
FDIC clawback liability	—	—	92	—	92
Other derivative contracts	—	—	3	—	3

Total other liabilities	—	—	95	—	95

Total liabilities	$6	$1,202	$231	$(449)	$990

Percentage of Total	1%	121%	23%	(45)%	100%
Percentage of Total Company Liabilities	—%	2%	—%	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$14	$—	$—	$—	$14
U.S. government sponsored agencies	17	—	—	—	17
State and municipal	—	17	—	—	17
Commercial paper	—	30	—	—	30
Foreign exchange derivative contracts	1	87	—	(40)	48
Commodity derivative contracts	—	250	—	(165)	85
Interest rate derivative contracts	1	921	—	(85)	837
Equity derivative contracts	—	87	—	—	87

Total trading account assets	33	1,392	—	(290)	1,135
Securities available for sale:
U.S. government sponsored agencies	6,997	—	—	—	6,997
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	13,485	—	—	13,485
Privately issued	—	738	—	—	738
Commercial mortgage-backed securities	—	1,060	—	—	1,060
Asset-backed securities	—	284	—	—	284
Other debt securities	—	141	47	—	188
Equity securities	80	—	1	—	81

Total securities available for sale	7,077	15,708	48	—	22,833

Other assets:
Interest rate hedging contracts	—	3	—	(3)	—

Total other assets	—	3	—	(3)	—

Total assets	$7,110	$17,103	$48	$(293)	$23,968

Percentage of Total	30%	71%	—	(1)%	100%
Percentage of Total Company Assets	8%	19%	—	—	27%
Liabilities
Trading account liabilities:
Foreign exchange derivative contracts	$1	$94	$—	$(7)	$88
Commodity derivative contracts	—	247	—	(43)	204
Interest rate derivative contracts	4	865	—	(228)	641
Equity derivative contracts	—	87	—	—	87
Other derivative contracts	—	—	—	—	—
Securities sold, not yet purchased	20	—	—	—	20

Total trading account liabilities	25	1,293	—	(278)	1,040
Other liabilities	—	10	51	—	61

Total liabilities	$25	$1,303	$51	$(278)	$1,101

Percentage of Total	2%	119%	5%	(25)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011. Level 3 available for sale securities at December 31, 2012 primarily consist of tax-exempt conduit debt bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. In the first quarter of 2012, the Company, based on its analysis, transferred its U.S. Treasury and U.S. government sponsored agency securities from Level 1 to Level 2 and certain of its derivative contracts from Level 2 to Level 3.

	For the Year Ended
	December 31, 2012				December 31, 2011
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$—	$48	$—	$(51)	$8	$(14)	$(36)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(18)	—	18	(41)	—	14	(15)
Included in other comprehensive income	—	(35)	—	—	(1)	—	—
Purchases/additions	8	1,619	—	(3)	42	—	—
Sales	—	—	(8)	—	(1)	—	—
Settlements	(7)	(133)	7	—	—	—	—
Transfers into Level 3	153	—	(153)	—	—	—	—

Asset (liability) balance, end of period	$136	$1,499	$(136)	$(95)	$48	$—	$(51)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(18)	$—	$18	$(41)	$—	$14	$(15)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at December 31, 2012.

	December 31, 2012
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Tax-exempt conduit debt bonds	$1,440	Return on equity	Market-required return on capital	15.0 - 17.0%	16.0%
			Probability of default	0.0 - 8.0%	0.6%
			Loss severity	10.0 - 75.0%	36.2%
Other liabilities
FDIC clawback liability	92	Discounted cash flow	Probability of default	0.4 - 100.0%	54.6%
			Loss severity	20.0 - 100.0%	49.9%

The tax-exempt conduit debt bonds use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default, and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

The FDIC clawback liability uses a discounted cash flow valuation technique. This technique uses significant unobservable inputs such as probability of default and loss severity. Increases (decreases) in probability of default and loss severity would result in a lower (higher) liability.

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2012				Loss for the Year Ended December 31, 2012
(Dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3
Loans:
Impaired loans	$119	$—	$—	$119	$(88)
Other assets:
OREO	53	—	—	53	(27)
Private equity investments	—	—	—	—	(2)

Total	$172	$—	$—	$172	$(117)

	December 31, 2011				Loss for the Year Ended December 31, 2011
(Dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3
Loans:
Loans Held for Sale	$1	$—	$—	$1	$(1)
Impaired loans	144	—	—	144	(91)
Other assets:
OREO	70	—	—	70	(40)
Private equity investments	28	—	—	28	(4)

Total	$243	$—	$—	$243	$(136)

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

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Financial instruments for which their carrying amounts do not approximate fair value include securities held to maturity, loans, FDIC indemnification asset, interest bearing deposits with stated maturities, commercial paper and other short-term borrowings, long-term debt and off-balance sheet instruments.

Securities held to maturity:    The fair value of U.S. government agency and government sponsored agencies—residential mortgage backed securities and CLOs classified as held to maturity are based on unadjusted third party pricing service prices.

Loans:    The fair value of purchased credit-impaired loans was estimated using a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, term of loan, performance status and current discount rates. The fair values of mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other loans were estimated based upon the type of loan and maturity and was determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings and include adjustments for liquidity premiums.

FDIC indemnification asset:    The fair value of the FDIC indemnification asset was estimated using the present value of the cash flows that the Company expects to collect from the FDIC under the loss share agreements.

Interest bearing deposits:    The fair values of savings accounts and certain money market accounts were based on the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit was estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates with similar maturities.

Commercial paper and other short-term borrowings:    The fair values of Federal Reserve Bank term borrowings, FHLB borrowings and term federal funds purchased were estimated using a discounted cash flow calculation that applies current market rates for applicable maturities. The carrying amounts of other short-term borrowed funds were assumed to approximate their fair value due to their limited duration.

Long-term debt:    The fair value of senior and subordinated debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes. The fair value of junior subordinated debt payable to subsidiary grant trust was estimated using market quotes of similar securities.

Off-balance sheet instruments:    Commitments to extend credit and standby and commercial letters of credit are instruments that generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying amount of deferred fees plus the related reserve.

Note 16—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of December 31, 2012, and the carrying amount and the estimated fair value at December 31, 2011.

	December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,491	$5,491	$5,491	$—	$—
Securities held to maturity	1,103	1,135	—	1,135	—
Loans held for investment, net of allowance for loan losses(1)	58,284	59,613	—	—	59,613
FDIC indemnification asset	338	151	—	—	151
Other assets	3	3	—	—	3
Liabilities
Deposits	$74,255	$74,524	$—	$74,524	$—
Commercial paper and other short-term borrowings	1,363	1,363	—	1,363	—
Long-term debt	5,622	5,861	—	5,861	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$262	$262	$—	$—	$262

(1)	Excludes lease financing, net of related allowance.

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$4,195	$4,195
Securities held to maturity	1,273	1,429
Loans held for investment, net of allowance for loan losses(1)	51,823	52,423
FDIC indemnification asset	598	409
Liabilities
Deposits	$64,420	$64,420
Commercial paper and other short-term borrowings	3,683	3,684
Long-term debt	6,684	6,798
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$287	$287

(1)	Excludes lease financing, net of related allowance.

Note 17—Derivative Instruments and Other Financial Instruments Used For Hedging

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

Note 17—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Company considers the potential loss in the event of counterparty default in estimating the fair value amount of the derivative instrument. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates.

Derivatives are primarily used to manage exposure to interest rate, commodity, foreign currency and credit risk, and to assist customers with their risk management objectives. The Company designates derivative instruments as those used for hedge accounting purposes, trading or economic hedging purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of December 31, 2012 and December 31, 2011. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	December 31, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$8,400	Other assets	$28	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$37,790	Trading account assets	$1,075	Trading account liabilities	$1,009
Commodity contracts	5,595	Trading account assets	167	Trading account liabilities	140
Foreign exchange contracts	4,593	Trading account assets	69	Trading account liabilities	65
Equity contracts	3,631	Trading account assets	103	Trading account liabilities	103
Other contracts	109	Other assets	1	Other liabilities	3

Total derivatives not designated as hedging instruments	$51,718		$1,415		$1,320

Total derivative instruments	$60,118		$1,443		$1,320

	December 31, 2011
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$7,400	Other assets	$3	Other liabilities	$10

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,903	Trading account assets	$922	Trading account liabilities	$869
Commodity contracts	5,136	Trading account assets	250	Trading account liabilities	247
Foreign exchange contracts	4,152	Trading account assets	88	Trading account liabilities	95
Equity contracts	3,037	Trading account assets	87	Trading account liabilities	87

Total derivatives not designated as hedging instruments	$46,228		$1,347		$1,298

Total derivative instruments	$53,628		$1,350		$1,308

Note 17—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Derivatives Used in Asset and Liability Management

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit, borrowings, and future debt issuances. Derivatives are typically designated as fair value or cash flow hedges or economic hedges for those that do not qualify for hedge accounting. As of and for the year ended December 31, 2012 and 2011, the Company did not have fair value hedges. The significant hedging strategies of the Company are described below.

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At December 31, 2012, the weighted average remaining life of the currently active cash flow hedges was approximately 1.2 years.

The Company used purchased interest rate caps with a notional amount of $0.6 billion at December 31, 2012 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used purchased interest rate caps with a notional amount of $2.5 billion at December 31, 2012 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate component of forecasted issuances of short-term, fixed rate certificates of deposit (CDs). Net payments to be received under the cap contract offset increases in interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used interest rate swaps with a notional amount of $5.3 billion at December 31, 2012 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

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

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At December 31, 2012, the Company expects to reclassify approximately $23 million of income from accumulated other comprehensive income to net interest income during the twelve months ending December 31, 2013. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to December 30, 2012.

Note 17—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the years ended December 31, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
(Dollars in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Derivatives in cash flow hedging relationships
			Interest income	$17	$(7)	Noninterest
Interest rate contracts	$82	$(5)	Interest expense	(2)	(4)	expense(1)	$—	$1

Total	$82	$(5)		$15	$(11)		$—	$1

(1)	Amount recognized was less than $1 million.

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

The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the years ended December 31, 2012 and 2011.

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Years Ended
(Dollars in millions)	December 31, 2012	December 31, 2011
Trading derivatives:
Interest rate contracts	$56	$40
Equity contracts	14	28
Foreign exchange contracts	22	26
Commodity contracts	5	4
Other contracts	—	14

Total	$97	$112

Note 18—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

Federal Reserve Board regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $412 million and $909 million at December 31, 2012 and 2011, respectively.

Note 18—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends (Continued)

As of December 31, 2012 and 2011, loans of $43.6 billion and $38.7 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and FHLB, to secure public and trust department deposits, and for repurchase agreements as required by contract or law. See Note 3 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral.

The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank’s capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank’s capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 19 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2012, $365 million remained outstanding on 28 Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment lease assets pledged by Bankers Commercial Corporation.

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

Note 19—Regulatory Capital Requirements

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2012, management believes the capital ratios of Union Bank met all regulatory requirements of “well-capitalized” institutions, which are 10 percent for the Total risk-based capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Leverage ratio. Furthermore, management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Note 19—Regulatory Capital Requirements (Continued)

The Company’s and the Bank’s capital amounts and ratios are presented in the following tables.

	Actual			For Capital Adequacy Purposes
(Dollars in millions)	Amount	Ratio		Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2012:
Tier 1 capital (to risk-weighted assets)	$9,864	12.44%	≥	$3,173	≥	4.0%
Total capital (to risk-weighted assets)	11,048	13.93	≥	6,346	≥	8.0
Leverage(1)	9,864	11.18	≥	3,531	≥	4.0
As of December 31, 2011:
Tier 1 capital (to risk-weighted assets)	$9,641	13.82%	≥	$2,790	≥	4.0%
Total capital (to risk-weighted assets)	11,142	15.98	≥	5,579	≥	8.0
Leverage(1)	9,641	11.44	≥	3,372	≥	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

	Actual			For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2012:
Tier 1 capital (to risk-weighted assets)	$9,192	11.68%	≥	$3,147	≥	4.0%	≥	$4,720	≥	6.0%
Total capital (to risk-weighted assets)	10,362	13.17	≥	6,294	≥	8.0	≥	7,867	≥	10.0
Leverage(1)	9,162	10.51	≥	3,498	≥	4.0	≥	4,373	≥	5.0
As of December 31, 2011:
Tier 1 capital (to risk-weighted assets)	$8,588	12.39%	≥	$2,773	≥	4.0%	≥	$4,160	≥	6.0%
Total capital (to risk-weighted assets)	10,004	14.43	≥	5,546	≥	8.0	≥	6,933	≥	10.0
Leverage(1)	8,588	10.25	≥	3,352	≥	4.0	≥	4,190	≥	5.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Note 20—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2010:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(3)	$1	$(2)
Less: accretion of fair value adjustment	3	(1)	2
Less: reclassification adjustment for net gains on hedges included in net income	(65)	25	(40)

Net change in unrealized gains on hedges	(65)	25	(40)

Securities:
Cumulative effect from change in accounting for embedded credit derivatives	11	(4)	7
Unrealized holding gains arising during the year on securities available for sale	127	(50)	77
Reclassification adjustment for net gains on securities available for sale included in net income	(105)	41	(64)
Less: accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Less: accretion of fair value adjustment on held to maturity securities	(26)	10	(16)
Less: accretion of net unrealized losses on held to maturity securities	92	(36)	56

Net change in unrealized losses on securities	95	(37)	58

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	2	(1)	1
Recognized net actuarial loss	21	(7)	14
Pension and other benefits arising during the year	(98)	38	(60)

Net change in pension and other benefits(1)	(75)	30	(45)

Net change in accumulated other comprehensive loss	$(43)	$17	$(26)

For the Year Ended December 31, 2011:
Cash flow hedge activities:
Unrealized net losses on hedges arising during the year	$(5)	$2	$(3)
Less: Reclassification adjustment for net losses on hedges included in net income	11	(4)	7

Net change in unrealized losses on hedges	6	(2)	4

Securities:
Unrealized holding gains arising during the period on securities available for sale	204	(80)	124
Reclassification adjustment for net gains on securities available for sale included in net income	(58)	23	(35)
Less: accretion of fair value adjustment on securities available for sale	(5)	2	(3)
Less: accretion of fair value adjustment on held to maturity securities	(29)	11	(18)
Less: accretion of net unrealized losses on held to maturity securities	104	(41)	63

Net change in unrealized losses on securities	216	(85)	131

Foreign currency translation adjustment	(1)	—	(1)

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss	51	(20)	31
Pension and other benefits arising during the year	(491)	193	(298)

Net change in pension and other benefits(1)	(439)	173	(266)

Net change in accumulated other comprehensive loss	$(218)	$86	$(132)

For the Year Ended December 31, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the year	$82	$(32)	$50
Less: Reclassification adjustment for net losses on hedges included in net income	(15)	6	(9)

Net change in unrealized losses on hedges	67	(26)	41

Securities:
Unrealized holding gains arising during the period on securities available for sale	187	(74)	113
Reclassification adjustment for net gains on securities available for sale included in net income	(107)	42	(65)
Reclassification of unrealized loss on securities held to maturity transferred to available for sale	301	(118)	183
Less: accretion of fair value adjustment on securities available for sale	(9)	4	(5)
Less: accretion of fair value adjustment on held to maturity securities	(24)	9	(15)
Less: accretion of net unrealized losses on held to maturity securities	90	(35)	55

Net change in unrealized losses on securities	438	(172)	266

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	(1)	—
Recognized net actuarial loss	99	(39)	60
Pension and other benefits arising during the year	(121)	48	(73)

Net change in pension and other benefits(1)	(21)	8	(13)

Net change in accumulated other comprehensive loss	$486	$(191)	$295

(1)	For further information, see Note 9 to these consolidated financial statements.

Note 20—Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2009	$19	$(296)	$—	$(374)	$(651)
Change during the year	(40)	58	1	(45)	(26)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)

Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Change during the period	4	131	(1)	(266)	(132)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Change during the period	41	266	1	(13)	295

Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)

Note 21—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments.

(Dollars in millions)	December 31, 2012
Commitments to extend credit	$28,650
Standby and commercial letters of credit	5,880
Other commitments	678

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2012, the carrying amount of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Other commitments include commitments to fund principal investments, LIHC investments and other securities.

Note 21—Commitments, Contingencies and Guarantees (Continued)

Principal investments include direct investments in private and public companies. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through direct investments. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships/corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of December 31, 2012, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $164 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At December 31, 2012, the Company had $6 million recorded related to these guarantees, which represents the remaining unamortized carrying amount of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 7 to these consolidated financial statements.

The Company has rental commitments under long-term operating lease agreements. For detail of these commitments, see Note 6 to these consolidated financial statements.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2012, the current exposure to loss under these contracts totaled $34 million, and the maximum potential exposure to loss in the future was estimated at $42 million.

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

Note 22—Transactions with Affiliates

The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2012, 2011 and 2010, such transactions included, but were not limited to, participation of loans, purchase and sale of interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, electronic data processing,

Note 22—Transactions with Affiliates (Continued)

investment advice and management, customer referrals, facility leases, administrative and trust services. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility expires in July 2015. As of December 31, 2012, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement. A similar arrangement for services rendered to BTMU, which is paid by the Company, is also reimbursed by BTMU. Additionally, BTMU reimbursed the Company for certain expenditures incurred for a Basel II project. The Company has undertaken this project to support the Japan Financial Services Agency (JFSA) requirement that subsidiaries of Japanese banks and bank holding companies that represent more than 2 percent of the parent’s consolidated risk-weighted assets to comply with Basel II. The Company meets such requirements. The Company incurred expenditures related to the implementation of Basel II, which were reimbursed by BTMU, of $39 million, $42 million and $29 million in 2012, 2011 and 2010, respectively.

Effective October 1, 2011, BTMU transferred its trust company, BTMUT, to the Company. This transaction had the effect of increasing the Company’s assets by $990 million, which mainly consisted of cash and due from banks, loans and leveraged leases. The Company also assumed BTMUT’s liabilities, which included short-term borrowings of $38 million. The Company’s Tier 1 common capital increased by $783 million.

At December 31, 2012 and 2011, the Company had derivative contracts totaling $415 million and $462 million, respectively, in notional balances, with $10 million in net unrealized losses with BTMU and its affiliates in 2012 and 2011. In 2012, 2011 and 2010, the Company recorded noninterest income of $21 million, $18 million and $16 million, respectively, and noninterest expenses of $18 million, $12 million and $10 million, respectively, for fees paid, revenue sharing and facility and staff arrangements.

The Company guarantees its subsidiaries’ leveraged lease transactions with terms ranging from ten to thirty-four years. Following the original funding of these leveraged lease transactions, the Company does not have any material obligation to be satisfied. As of December 31, 2012, the Company had no exposure to loss for these agreements.

The Company may extend credit to BTMU, in the form of daylight overdrafts in BTMU’s accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2012 and 2011.

Note 23—Business Segments

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

•

Corporate Banking provides credit, depository and cash management services, investment and risk management products to large corporate and middle market commercial and real estate businesses and individuals. Services include commercial and project finance loans, real estate financing, asset-based financing, trade finance and letters of credit, lease financing, customized cash management services and capital markets products, as well as trust, private banking, investment and asset management services for individuals and institutions.

Note 23—Business Segments (Continued)

“Other” is comprised of certain subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan, Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

The information, set forth in the table that follows, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to US GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include:

•

A funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. During the year ended December 31, 2012, the Company refined its transfer pricing methodology for non-maturity deposits to reflect expected balance run-off and average life assumptions as well as for rate repricing expectations.

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

Note 23—Business Segments (Continued)

The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing and overhead methodologies that have occurred.

	Retail Banking			Corporate Banking
	As of and for the Years Ended December 31,			As of and for the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$1,094	$1,093	$990	$1,391	$1,288	$1,291
Noninterest income (expense)	228	258	273	589	544	531

Total revenue	1,322	1,351	1,263	1,980	1,832	1,822
Noninterest expense (income)	1,080	1,070	955	1,011	966	969
Credit expense (income)	24	26	27	154	184	272

Income (loss) before income taxes and including noncontrolling interests	218	255	281	815	682	581
Income tax expense (benefit)	86	100	110	213	161	133

Net income (loss) including noncontrolling interest	132	155	171	602	521	448
Deduct: Net loss from noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$132	$155	$171	$602	$521	$448

Total assets, end of period—Market View (Dollars in millions):	$30,018	$25,459	$23,230	$39,895	$35,247	$30,283

	Other			Reconciling Items
	As of and for the Years Ended December 31,			As of and for the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$227	$174	$209	$(78)	$(77)	$(66)
Noninterest income (expense)	32	85	185	(62)	(71)	(66)

Total revenue	259	259	394	(140)	(148)	(132)
Noninterest expense (income)	530	434	499	(55)	(55)	(51)
Credit expense (income)	(152)	(411)	(116)	(1)	(1)	(1)

Income (loss) before income taxes and including noncontrolling interests	(119)	236	11	(84)	(92)	(80)
Income tax expense (benefit)	(46)	93	27	(33)	(36)	(31)

Net income (loss) including noncontrolling interest	(73)	143	(16)	(51)	(56)	(49)
Deduct: Net loss from noncontrolling interests	19	15	19	—	—	—

Net income (loss) attributable to UNBC	$(54)	$158	$3	$(51)	$(56)	$(49)

Total assets, end of period—Market View (Dollars in millions):	$29,326	$31,192	$27,623	$(2,247)	$(2,222)	$(2,039)

Note 23—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Years End December 31,
	2012	2011	2010
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$2,634	$2,478	$2,424
Noninterest income (expense)	787	816	923

Total revenue	3,421	3,294	3,347
Noninterest expense (income)	2,566	2,415	2,372
Credit expense (income)	25	(202)	182

Income (loss) before income taxes and including noncontrolling interests	830	1,081	793
Income tax expense (benefit)	220	318	239

Net income (loss) including noncontrolling interest	610	763	554
Deduct: Net loss from noncontrolling interests	19	15	19

Net income (loss) attributable to UNBC	$629	$778	$573

Total assets, end of period—Market View (Dollars in millions):	$96,992	$89,676	$79,097

Note 24—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company)

Condensed Balance Sheets

	December 31,
(Dollars in millions)	2012	2011
Assets
Cash and cash equivalents	$763	$252
Investment in subsidiaries	12,574	11,730
Other assets	24	—

Total assets	$13,361	$11,982

Liabilities and Stockholder’s Equity
Long-term debt	$869	$413
Other liabilities	1	7

Total liabilities	870	420
Stockholder’s equity	12,491	11,562

Total liabilities and stockholder’s equity	$13,361	$11,982

Note 24—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Income:
Dividends from bank subsidiary	$950	$—	$—
Dividends from nonbank subsidiaries	—	—	4
Interest income on advances to subsidiaries and deposits in bank	1	1	1

Total income	951	1	5

Expense:
Interest expense	23	13	10
Other expense	—	18	4

Total expense	23	31	14

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	928	(30)	(9)
Income tax benefit	(9)	(10)	(5)

Income (loss) before equity in undistributed net income of subsidiaries	937	(20)	(4)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	(402)	799	550
Nonbank subsidiaries	94	(1)	27

Net Income	$629	$778	$573

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$629	$778	$573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	307	(798)	(577)
Other, net	(13)	(3)	(8)

Net cash provided by (used in) operating activities	923	(23)	(12)

Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	—	(23)	(34)
Repayment of advances to subsidiaries	650	20	29
Net cash acquired from (paid for) acquisitions	(1,457)	—	—

Net cash used in investing activities	(807)	(3)	(5)

Cash Flows from Financing Activities:
Proceeds from issuance of senior debt	397	—	—
Repayment of junior subordinated debt	—	(14)	—
Other, net	(2)	—	—

Net cash provided by (used in) financing activities	395	(14)	—

Net increase (decrease) in cash and cash equivalents	511	(40)	(17)
Cash and cash equivalents at beginning of year	252	292	309

Cash and cash equivalents at end of year	$763	$252	$292

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

We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2012, the Company’s internal control system over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Management excluded from the scope of its assessment of internal control over financial reporting the operations and related assets and liabilities of Pacific Capital Bancorp, which we acquired on December 1, 2012. This exclusion is permitted under guidance issued by the staff of the SEC, in which an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. At December 31, 2012 and for the year ended December 31, 2012, Pacific Capital Bancorp represented approximately 5% of our total assets, less than 1% of our consolidated total revenue, and approximately 1% of our consolidated net income.

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
Rolland D. Jurgens
Executive Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

UnionBanCal Corporation

We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

UnionBanCal Corporation

We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pacific Capital Bancorp, which was acquired on December 1, 2012 and whose financial statements constitute approximately 5% of total assets, less than 1% of total revenue, and approximately 1% of net income, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Pacific Capital Bancorp. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 11, 2013

UnionBanCal Corporation and Subsidiaries

Supplementary Information

Summary of Quarterly Financial Information (Unaudited)

Unaudited quarterly results are summarized as follows:

	2012 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$767	$751	$755	$750
Interest expense	99	97	96	97

Net interest income	668	654	659	653
(Reversal of) provision for loan losses	(5)	45	(14)	(1)
Noninterest income	221	189	175	202
Noninterest expense	715	638	599	614

Income before income taxes and including noncontrolling interests	179	160	249	242
Income tax expense	60	42	67	51

Net income including noncontrolling interests	119	118	182	191
Deduct: Net loss from noncontrolling interests	4	6	5	4

Net income	$123	$124	$187	$195

	2011 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$739	$702	$705	$703
Interest expense	99	96	91	85

Net interest income	640	606	614	618
(Reversal of) provision for loan losses	7	(13)	(94)	(102)
Noninterest income	151	185	240	240
Noninterest expense	619	603	578	615

Income before income taxes and including noncontrolling interests	165	201	370	345
Income tax expense	40	33	131	114

Net income including noncontrolling interests	125	168	239	231
Deduct: Net loss from noncontrolling interests	4	4	3	4

Net income	$129	$172	$242	$235

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer

Date: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the dates indicated.

Signature	Title

/s/ Masashi Oka Masashi Oka	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ John F. Woods John F. Woods	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Rolland D. Jurgens Rolland D. Jurgens	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

* Aida M. Alvarez	Director

* Nicholas B. Binkley	Director

* L. Dale Crandall	Director

* Murray H. Dashe	Director

* Christine Garvey	Director

* Mohan S. Gyani	Director

* Katsumi Hatao	Director

* Takeo Hoshi	Director

* Takashi Morimura	Director

* Katsunori Nagayasu	Director

Signature	Title

* Barbara L. Rambo	Director

* Dean A. Yoost	Director

*By:	/s/ MORRIS W. HIRSCH
Morris W. Hirsch
Attorney-in-Fact

Dated: March 11, 2013

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of March 9, 2012 by and among UnionBanCal Corporation, Pebble Merger Sub Inc. and Pacific Capital Bancorp (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, dated March 12, 2012).

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Bylaws of the Registrant(2)

4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)

4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.

4.3	Officer’s Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 18, 2012).

4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3).

10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(4)

21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K

23.1	Consent of Deloitte & Touche LLP(4)

24.1	Power of Attorney(4)

24.2	Resolution of Board of Directors(4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

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