Form 10-Q
period 2013-03-31
UNIONBANCAL CORP
filed 2013-05-09
CIK 1011659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-15081

UnionBanCal Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-1234979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 California Street, San Francisco, California	94104-1302
(Address of principal executive offices)	(Zip Code)

(415) 765-2969

(Registrant’s telephone number, including area code)

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

Number of shares of Common Stock outstanding at April 30, 2013: 136,330,830

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2012 Annual Report on Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2012 Annual Report on Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.

This report includes forward-looking statements, which are subject to the ‘‘safe harbor’’ created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words ‘‘believe,’’ ‘‘expect,’’ ‘‘target,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘estimate,’’ ‘‘potential,’’ ‘‘project,’’ “forecast,” “outlook,” or words of similar meaning, or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ or ‘‘may.’’ These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

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

•

Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Oregon, Texas and Washington, and in foreign countries (including Japan and the Euro-zone)

•

Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve Board, introduced in response to the 2008-2009 financial crises, the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the Federal Deposit Insurance Corporation’s deposit insurance assessment policies, the effect on and application of foreign laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•

Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted as a result of or under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

•	Regulatory controls and processes and their impact on our business

•

The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•	Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss factors

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

•

Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

•

Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisition of Pacific Capital Bancorp, Smartstreet and our April 2010 FDIC-assisted acquisitions

•

Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

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

There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part 1, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” of our Annual Report on Form 10-K and in Item 1A. “Risk Factors” of Part II and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

UnionBanCal Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the Three Months Ended March 31,		Percent Change
(Dollars in millions)	2013	2012
Results of operations:
Net interest income	$648	$641	1%
Noninterest income	255	214	19

Total revenue	903	855	6
Noninterest expense	713	614	16

Pre-tax, pre-provision income(1)	190	241	(21)
(Reversal of) provision for loan losses	(3)	(1)	(200)

Income before income taxes and including noncontrolling interests	193	242	(20)
Income tax expense	50	51	(2)

Net income including noncontrolling interests	143	191	(25)
Deduct: Net loss from noncontrolling interests	4	4	—

Net income attributable to UnionBanCal Corporation (UNBC)	$147	$195	(25)

Balance sheet (period average):
Total assets	$96,649	$89,449	8%
Total securities	21,824	24,265	(10)
Total loans held for investment	60,553	54,149	12
Earning assets	87,055	80,503	8
Total deposits	74,256	64,425	15
UNBC Stockholder’s equity	12,584	11,621	8
Performance Ratios:
Return on average assets(2)	0.61%	0.88%
Return on average UNBC stockholder’s equity(2)	4.67	6.75
Efficiency ratio(3)	78.89	71.86
Adjusted efficiency ratio(4)	67.76	68.76
Net interest margin(2)(5)	3.01	3.20
Net loans charged off to average total loans held for investment(2)	0.10	0.40
Net loans charged off to average total loans held for investment, purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(2)(11)	0.08	0.41

	As of
	March 31, 2013	December 31, 2012
Balance sheet (end of period):
Total assets	$96,959	$96,992	—%
Total securities	22,816	22,455	2
Total loans held for investment	60,882	60,034	1
Nonperforming assets	607	616	(1)
Core deposits(6)	63,585	63,769	—
Total deposits	73,990	74,255	—
Long-term debt	5,314	5,622	(5)
UNBC Stockholder’s equity	12,594	12,491	1
Capital ratios:
Tier 1 risk-based capital ratio	12.54%	12.44%
Total risk-based capital ratio	14.02	13.93
Leverage ratio	10.70	11.18
Tier 1 common capital ratio(7)	12.45	12.35
Tangible common equity ratio(8)	10.05	9.92
Credit Ratios:
Allowance for loan losses to total loans held for investment(9)	1.05%	1.09%
Allowance for loan losses to nonaccrual loans(9)	122.62	129.47
Allowance for credit losses to total loans held for investment(10)	1.27	1.28
Allowance for credit losses to nonaccrual loans(10)	149.24	152.67
Nonperforming assets to total loans held for investment and OREO	1.00	1.02
Nonperforming assets to total assets	0.63	0.63
Nonaccrual loans to total loans held for investment	0.85	0.84
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(11):
Allowance for loan losses to total loans held for investment(9)	1.06%	1.11%
Allowance for loan losses to nonaccrual loans(9)	129.56	137.40
Allowance for credit losses to total loans held for investment(10)	1.30	1.31
Allowance for credit losses to nonaccrual loans(10)	157.75	162.05
Nonperforming assets to total loans held for investment and OREO	0.87	0.88
Nonperforming assets to total assets	0.54	0.54
Nonaccrual loans to total loans held for investment	0.82	0.81

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

(4)

The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities (VIEs), merger costs related to acquisitions, certain costs related to productivity initiatives, debt termination fees from balance sheet repositioning and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the accretion and amortization impact of privatization, gains from productivity initiatives related to the sale of certain business units in 2012, gains from securities associated with debt termination fees from balance sheet repositioning and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Refer to “Noninterest Expense” in this Form 10-Q for further information.

(5)	Amounts are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(6)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(7)

The Tier 1 common capital ratio is the ratio of Tier 1 capital, less junior subordinated debt payable to trusts, if any, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company’s capital structure and is used to assess and compare the quality and composition of the Company’s capital structure to other financial institutions. Refer to “Capital” in this Form 10-Q for further information.

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

(11)

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

Please refer to our consolidated financial statements and the Notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended March 31, 2013 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

As used in this Form 10-Q, the term “UnionBanCal” or “the Company” and terms such as “we,” “us” and “our” refer to UnionBanCal Corporation, one or more of its consolidated subsidiaries, or to all of them together.

Introduction

We are a California-based financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank). We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, New York and Illinois, as well as nationally and internationally. We had consolidated assets of $97 billion at March 31, 2013.

References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.

Executive Overview

We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2013 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

Our sources of income are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities and merchant banking fees. In the first quarter of 2013, revenue was comprised of 72 percent net interest income and 28 percent noninterest income. Changes in interest rates, credit quality, economic regulatory trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

On December 1, 2012, we completed the purchase of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California. The transaction enhanced our geographic footprint within California’s Central Coast region where PCBC’s principal subsidiary, Santa Barbara Bank & Trust, N.A., conducted its banking activities. Upon completion of the transaction, Union Bank acquired $3.8 billion in loans held for investment and $4.7 billion in deposits. On October 26, 2012, we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits. Accordingly, our first quarter 2013 results reflect the impact of these two acquisitions.

Performance Highlights

In the first quarter of 2013, net income was $147 million, compared with $195 million in the first quarter of 2012. The decrease is primarily due to noninterest expense, which increased to $713 million in the first quarter of 2013, compared with $614 million in the first quarter of 2012. The increase in noninterest expense was primarily due to higher staff expense resulting from the PCBC acquisition and higher pension and health benefits expense. Partially offsetting this increase in noninterest expense was an increase in net interest income and noninterest income. Net interest income was $648 million in the first quarter of 2013, compared with $641 million in the first quarter of 2012, primarily due to loan growth and the PCBC acquisition. The increase in net interest income was tempered by a 19 basis point decline in our net interest margin for the first quarter of 2013. We expect continued pressure on our net interest margin as our balance sheet continues to reprice downward in the current low interest rate environment. Noninterest income was $255 million in the first quarter of 2013, up $41 million, or 19 percent, primarily from gains on the sale of securities due to portfolio rebalancing activities.

The provision for loan losses was a benefit of $3 million for the quarter ended March 31, 2013 compared with a benefit of $1 million for the quarter ended March 31, 2012, reflecting a continuing, but moderating, pace of credit quality improvement within our loan portfolio. Our ratio of nonaccrual loans to total loans held for investment was 0.85 percent at March 31, 2013 and 0.84 percent at December 31, 2012. Our ratio of allowance for loan losses to total loans held for investment decreased to 1.05 percent at March 31, 2013 from 1.09 percent at December 31, 2012. Annualized net loans charged off to average total loans held for investment was 0.10 percent for the quarter ended March 31, 2013 compared with 0.40 percent for the quarter ended March 31, 2012.

Capital Ratios

At March 31, 2013, our regulatory Tier 1 and Total risk-based capital ratios were 12.54 percent and 14.02 percent, respectively, above the well-capitalized regulatory thresholds, compared with 12.44 percent and 13.93 percent, respectively, at December 31, 2012. Our tangible common equity ratio and Tier 1 common risk-based capital ratio increased 13 basis points and 10 basis points to 10.05 percent and 12.45 percent, respectively, at March 31, 2013.

Acquisition of PB Capital Corporation’s Commercial Real Estate Division

On April 7, 2013, the Company announced that it reached an agreement to acquire PB Capital Corporation’s (PB Capital) institutional commercial real estate (CRE) lending division. The acquisition will expand the Company’s CRE presence in the U.S., and provide geographic and asset class diversification. Headquartered in New York, the CRE lending division of PB Capital has approximately $3.7 billion in loans outstanding on properties in major metropolitan areas across the U.S. The acquisition is subject to certain customary closing conditions and is expected to be completed in the second quarter of 2013.

Financial Performance

Net Interest Income

The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended						Increase (Decrease)
	March 31, 2013			March 31, 2012
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance		Interest Income/ Expense(1)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$21,341	$177	3.37%	$19,650	$175	3.59%	$1,691	9%	$2	1%
Commercial mortgage	9,898	101	4.10	8,274	85	4.11	1,624	20	16	19
Construction	650	8	5.21	803	8	3.94	(153)	(19)	—	0
Lease financing	1,062	7	2.49	1,021	11	4.25	41	4	(4)	(36)
Residential mortgage	22,858	222	3.88	19,802	216	4.36	3,056	15	6	3
Home equity and other consumer loans	3,602	34	3.84	3,692	36	3.94	(90)	(2)	(2)	(6)

Loans, before purchased credit-impaired loans	59,411	549	3.72	53,242	531	4.00	6,169	12	18	3
Purchased credit-impaired loans	1,142	80	28.33	907	66	29.04	235	26	14	21

Total loans held for investment	60,553	629	4.19	54,149	597	4.42	6,404	12	32	5
Securities	21,824	121	2.21	24,265	142	2.35	(2,441)	(10)	(21)	(15)
Interest bearing deposits in banks	4,223	3	0.25	1,731	2	0.25	2,492	144	1	50
Federal funds sold and securities purchased under resale agreements	171	—	0.19	61	—	0.21	110	180	—	—
Trading account assets	151	—	0.29	151	—	0.62	—	—	—	—
Other earning assets	133	—	0.64	146	—	0.10	(13)	(9)	—	—

Total earning assets	87,055	753	3.48	80,503	741	3.68	6,552	8	12	2

Allowance for loan losses	(653)			(765)			112	15
Cash and due from banks	1,399			1,326			73	6
Premises and equipment, net	705			673			32	5
Other assets	8,143			7,712			431	6

Total assets	$96,649			$89,449			$7,200	8%

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$31,705	$22	0.28	$25,609	$14	0.22	$6,096	24	$8	57
Savings	5,855	2	0.14	5,278	2	0.16	577	11	—	—
Time	12,314	41	1.34	13,443	42	1.24	(1,129)	(8)	(1)	(2)

Total interest bearing deposits	49,874	65	0.53	44,330	58	0.52	5,544	13	7	12

Commercial paper and other short-term borrowings(4)	1,837	1	0.21	4,335	3	0.29	(2,498)	(58)	(2)	(67)
Long-term debt	5,406	36	2.68	6,079	36	2.41	(673)	(11)	—	—

Total borrowed funds	7,243	37	2.05	10,414	39	1.53	(3,171)	(30)	(2)	(5)

Total interest bearing liabilities	57,117	102	0.72	54,744	97	0.71	2,373	4	5	5

Noninterest bearing deposits	24,382			20,095			4,287	21
Other liabilities	2,302			2,722			(420)	(15)

Total liabilities	83,801			77,561			6,240	8
Equity
UNBC Stockholder’s equity	12,584			11,621			963	8
Noncontrolling interests	264			267			(3)	(1)

Total equity	12,848			11,888			960	8

Total liabilities and equity	$96,649			$89,449			$7,200	8%

Net interest income/spread (taxable-equivalent basis)		651	2.76%		644	2.97%			7	1%
Impact of noninterest bearing deposits			0.21			0.19
Impact of other noninterest bearing sources			0.04			0.04
Net interest margin			3.01			3.20
Less: taxable-equivalent adjustment		3			3				—	—

Net interest income		$648			$641				$7	1

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)

Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

Net interest income for the first quarter of 2013 increased $7 million, or 1 percent, compared with the first quarter of 2012. The increase was primarily due to growth in total loans held for investment, reflecting the impact from both organic growth and the PCBC acquisition. The increase in net interest income was largely offset by contraction in the net interest margin, reflecting declining yields on total loans held for investment and securities.

Average total loans held for investment increased $6.4 billion for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012, primarily due to growth in residential mortgage loans, commercial and industrial loans, and commercial mortgage loans, and the PCBC acquisition. Deposit balances grew significantly, primarily due to the PCBC and Smartstreet acquisitions. Average interest bearing deposits increased $5.5 billion or 13 percent, and average noninterest bearing deposits increased $4.3 billion, or 21 percent.

Noninterest Income and Noninterest Expense

The following tables detail our noninterest income and noninterest expense for the first quarters of 2013 and 2012:

Noninterest Income

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$53	$55	$(2)	(4)%
Trust and investment management fees	35	30	5	17
Trading account activities	8	31	(23)	(74)
Securities gains, net	96	19	77	nm
Credit facility fees	26	25	1	4
Merchant banking fees	16	23	(7)	(30)
Brokerage commissions and fees	12	10	2	20
Other investment income	3	2	1	50
Card processing fees, net	9	8	1	13
Other, net	(3)	11	(14)	nm

Total noninterest income	$255	$214	$41	19%

nm	= not meaningful

Gains from the sale of securities totaled $96 million in the first quarter of 2013 reflecting securities portfolio rebalancing activities. Partially offsetting the securities gains were lower fees from trading account activities primarily due to decreased customer activity. Other noninterest income declined due to an increase in indemnification asset amortization, driven by improved FDIC covered loans performance.

Noninterest Expense

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Salaries and other compensation	$312	$265	$47	18%
Employee benefits	109	99	10	10

Salaries and employee benefits	421	364	57	16
Net occupancy and equipment	75	68	7	10
Professional and outside services	58	46	12	26
Intangible asset amortization	16	21	(5)	(24)
Software	21	17	4	24
Regulatory assessments	20	18	2	11
Low income housing credit investment amortization	15	13	2	15
Advertising and public relations	17	11	6	55
Communications	11	10	1	10
Data processing	11	8	3	38
(Reversal of) provision for losses on off-balance sheet commitments	15	(2)	17	nm
Other	33	40	(7)	(18)

Total noninterest expense	$713	$614	$99	16%

nm	= not meaningful

Noninterest expense in the first quarter of 2013 was $713 million compared with $614 million in the first quarter of 2012. Salaries and employee benefits increased $57 million primarily due to increased staff expenses, which reflect the impact of the acquisition of PCBC and higher pension and health benefits expense. Professional and outside services increased due to various regulatory and compliance projects and acquisition-related costs. The provision for losses on off-balance sheet commitments was $15 million in the first quarter of 2013 compared to a benefit of $2 million in the first quarter of 2012 primarily reflecting an extended loss emergence period for commercial credit facilities.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012. The following table shows the calculation of this ratio for the first quarters of 2013 and 2012:

	For the Three Months Ended
(Dollars in millions)	March 31, 2013	March 31, 2012
Noninterest Expense	$713	$614
Less: Foreclosed asset expense and other credit costs	(1)	1
Less: (Reversal of) provision for losses on off-balance sheet commitments	15	(2)
Less: Productivity initiative costs	4	6
Less: LIHC investment amortization expense	15	13
Less: Expenses of the LIHC consolidated VIEs	6	7
Less: Merger costs related to acquisitions	40	1
Less: Net adjustments related to privatization transaction	14	22
Less: Intangible asset amortization	3	—

Net noninterest expense (a)	$617	$566

Total Revenue	$903	$855
Add: Net interest income taxable-equivalent adjustment	3	3
Less: Productivity initiative gains	—	23
Less: Accretion related to privatization-related fair value adjustments	5	11
Less: Other credit costs	(9)	—

Total revenue (b)	$910	$824

Adjusted efficiency ratio (a)/(b)	67.76%	68.76%

Income Tax Expense

The effective income tax rate was 26 percent in the first quarter of 2013 compared with 21 percent in the first quarter of 2012. The change in the effective tax rate for the first quarter of 2013 compared with the first quarter of 2012 was primarily driven by one-time items recorded in the first quarter of 2012.

For further information regarding income tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense” and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item  1A and Note 11 to the consolidated financial statements in our 2012 Form 10-K.

Balance Sheet Analysis

Securities

Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of residential and commercial mortgage-backed securities, collateralized loan obligations (CLOs) and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. government and government sponsored agencies residential mortgage-backed securities and CLOs. The CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes from the cash flows generated by such loans.

Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our consolidated financial statements included in this Form 10-Q.

Loans Held for Investment

The following table shows loans held for investment outstanding by loan type at the end of each period presented:

	March 31, 2013	December 31, 2012	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$21,433	$20,827	$606	3%
Commercial mortgage	9,918	9,939	(21)	—
Construction	659	627	32	5
Lease financing	1,060	1,104	(44)	(4)

Total commercial portfolio	33,070	32,497	573	2

Residential mortgage	23,146	22,705	441	2
Home equity and other consumer loans	3,542	3,647	(105)	(3)

Total consumer portfolio	26,688	26,352	336	1

Total loans held for investment, before purchased credit-impaired loans	59,758	58,849	909	2
Purchased credit-impaired loans	1,124	1,185	(61)	(5)

Total loans held for investment	$60,882	$60,034	$848	1%

Cross-Border Outstandings

Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.5 billion at both March 31, 2013 and December 31, 2012, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

As of March 31, 2013, our sovereign and non-sovereign debt exposure to European countries was insignificant.

Deposits

The table below presents our deposits as of March 31, 2013 and December 31, 2012.

(Dollars in millions)	March 31, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percent
Interest checking	$4,645	$5,178	$(533)	(10)%
Money market	27,061	25,169	1,892	8

Total interest-bearing transaction and money market accounts	31,706	30,347	1,359	4
Savings	5,861	5,853	8	—
Time	11,744	12,577	(833)	(7)

Total interest bearing deposits	49,311	48,777	534	1
Noninterest bearing deposits	24,679	25,478	(799)	(3)

Total deposits	$73,990	$74,255	$(265)	—%

Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$3,100	$2,474	$626	25%
Time	3,191	2,959	232	8

Total brokered deposits	$6,291	$5,433	$858	16%

Core Deposits:

Total deposits	$73,990	$74,255	$(265)	—%
Less: Total brokered deposits	6,291	5,433	858	16
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	4,114	5,053	(939)	(19)

Total core deposits	$63,585	$63,769	$(184)	—%

Total deposits and core deposits decreased $265 million and $184 million, respectively, from December 31, 2012 to March 31, 2013. Core deposits as a percentage of total deposits were 86 percent at both March 31, 2013 and December 31, 2012.

Allowance for Credit Losses

Allowance Policy and Methodology

We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section “Allowances for Credit Losses” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 4 of our consolidated financial statements in this Form 10-Q.

Allowance and Related Provision for Credit Losses

The allowance for loan losses decreased $15 million to $638 million as of March 31, 2013 compared with $653 million at December 31, 2012. This decrease is primarily due to improving credit quality in our consumer portfolio, partially offset by updates to the attributions for certain sectors within the commercial portfolio segment. The unallocated allowance was $38 million at March 31, 2013, compared with $110 million at December 31, 2012. The allowance for loan losses for the commercial portfolio was updated to reflect an extension of the loss emergence period, which previously had been estimated within the unallocated allowance.

Our ratio of nonaccrual loans to total loans held for investment was 0.85 percent at March 31, 2013 and 0.84 percent at December 31, 2012. Our ratio of allowance for loan losses to total loans held for investment decreased to 1.05 percent at March 31, 2013 from 1.09 percent at December 31, 2012. Annualized net loans charged off to average total loans held for investment was 0.10 percent for the quarter ended March 31, 2013 compared with 0.40 percent for the quarter ended March 31, 2012. Criticized credits in the commercial segment increased from $1.3 billion at December 31, 2012 to $1.5 billion at March 31, 2013. The increase was primarily attributable to a single loan rated as special mention, which was paid down subsequent to quarter end. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as “doubtful” has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Total Allowance for Credit Losses.

The following table sets forth a reconciliation of changes in our allowance for credit losses:

(Dollars in millions)	March 31,
	2013	2012
Balance, beginning of period	$653	$764
(Reversal of) provision for loan losses, excluding
FDIC covered loans	(3)	1
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	(2)
Increase (decrease) in allowance covered by FDIC indemnification	2	(6)
Loans charged off:
Commercial and industrial	(1)	(34)
Commercial mortgage	(2)	(6)

Total commercial portfolio	(3)	(40)

Residential mortgage	(7)	(12)
Home equity and other consumer loans	(6)	(11)

Total consumer portfolio	(13)	(23)

FDIC covered loans	(3)	—

Total loans charged off	(19)	(63)

Recoveries of loans previously charged off:
Commercial and industrial	3	4
Commercial mortgage	—	3
Construction	—	1

Total commercial portfolio	3	8

Home equity and other consumer loans	1	1

Total consumer portfolio	1	1

FDIC covered loans	1	1

Total recoveries of loans previously charged off	5	10

Net loans charged off	(14)	(53)

Ending balance of allowance for loan losses	$638	$704

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$637	$694
Allowance for loan losses on purchased credit-impaired loans	1	10

Total allowance for loan losses	638	704

Allowance for losses on off-balance sheet commitments	138	131

Total allowance for credit losses	$776	$835

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our consolidated financial statements included in our 2012 Form 10-K. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure.

The following table sets forth an analysis of nonperforming assets:

	March 31, 2013	December 31, 2012	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Commercial and industrial	$49	$48	$1	2%
Commercial mortgage	57	65	(8)	(12)

Total commercial portfolio	106	113	(7)	(6)

Residential mortgage	326	306	20	7
Home equity and other consumer loans	59	56	3	5

Total consumer portfolio	385	362	23	6

Total nonaccrual loans, before purchased credit-impaired loans	491	475	16	3
Purchased credit-impaired loans	29	30	(1)	(3)

Total nonaccrual loans	520	505	15	3
OREO, before FDIC covered OREO	29	45	(16)	(36)
FDIC covered OREO	58	66	(8)	(12)

Total nonperforming assets	$607	$616	$(9)	(1)%

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$520	$520	$—	—%

Troubled debt restructurings:
Accruing	$372	$401	$(29)	(7)%

Nonaccruing (included in total nonaccrual loans above)	$223	$209	$14	7%

Allowance for loan losses	$638	$653	$(15)	(2)%

Allowance for credit losses	$776	$770	$6	1%

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are those loans for which we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and typically a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

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

The following table provides a summary of TDRs by loan type as of March 31, 2013 and December 31, 2012. Refer to Note 4 to our consolidated financial statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial and industrial	$251	$215	1.17%	1.03%
Commercial mortgage	38	64	0.39	0.64
Construction	2	35	0.32	5.54

Total commercial portfolio	291	314	0.88	0.96

Residential mortgage	279	271	1.20	1.19
Home equity and other consumer loans	21	21	0.59	0.58

Total consumer portfolio	300	292	1.12	1.11

Total restructured loans, excluding purchased credit-impaired loans(1)	$591	$606	0.99%	1.03%

(1)	Amounts exclude $4 million of TDRs covered by FDIC loss share agreements at both March 31, 2013 and December 31, 2012, respectively.

Loans 90 Days or More Past Due and Still Accruing

Loans held for investment 90 days or more past due and still accruing totaled $3 million and $1 million at March 31, 2013 and December 31, 2012, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $125 million and $124 million at March 31, 2013 and December 31, 2012, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

Capital

The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios:

UnionBanCal Corporation

(Dollars in millions)	March 31, 2013	December 31, 2012
Capital Components
Tier 1 capital	$10,031	$9,864
Tier 2 capital	1,191	1,184

Total risk-based capital	$11,222	$11,048

Risk-weighted assets	$80,018	$79,321

Average total assets for leverage capital purposes	$93,755	$88,265

	March 31, 2013		December 31, 2012			March 31, 2013 Minimum Regulatory Requirement			March 31, 2013 “Well-Capitalized” Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$10,031	12.54%	$9,864	12.44%	≥	$3,201	4.0%	≥	$4,801	6.0%
Total capital (to risk-weighted assets)	11,222	14.02	11,048	13.93	≥	6,402	8.0	≥	8,002	10.0
Tier 1 leverage(1)	10,031	10.70	9,864	11.18	≥	3,750	4.0	≥	na	na

(1)	Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

na—not applicable

Union Bank, N.A.

(Dollars in millions)	March 31, 2013	December 31, 2012
Capital Components
Tier 1 capital	$9,341	$9,192
Tier 2 capital	1,178	1,170

Total risk-based capital	$10,519	$10,362

Risk-weighted assets	$79,422	$78,674

Average total assets for leverage capital purposes	$93,160	$87,456

	March 31, 2013		December 31, 2012			March 31, 2013 Minimum Regulatory Requirement			March 31, 2013 “Well-Capitalized” Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$9,341	11.76%	$9,192	11.68%	≥	$3,177	4.0%	≥	$4,765	6.0%
Total capital (to risk-weighted assets)	10,519	13.24	10,362	13.17	≥	6,354	8.0	≥	7,942	10.0
Tier 1 leverage(1)	9,341	10.03	9,192	10.51	≥	3,726	4.0	≥	4,658	5.0

(1)	Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including requirements to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio). The Company and the Bank interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. As of March 31, 2013, management believes the capital ratios of the Company and the Bank met all regulatory requirements of “well-capitalized” institutions.

In January 2013, the Company timely filed its Capital Plan Review (CapPR) with the Federal Reserve. The CapPR is an assessment of the capital plans of bank holding companies in the U.S. with total assets exceeding $50 billion that were not included in the Federal Reserve’s Comprehensive Capital Analysis and Review of the largest U.S. bank holding companies. In March 2013, the Company was notified by the Federal Reserve that it did not object to the Company’s planned capital actions. The Federal Reserve’s regulations provide that a bank holding company may be required to revise and re-submit its capital plan if certain material events occur after adoption of its plan. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” in our 2012 Form 10-K.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of UnionBanCal’s capital structure to other financial institutions. These ratios are not defined by accounting principles generally accepted in the United States of America (U.S. GAAP) or federal banking regulations; therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies. Refer to “Supervision and Regulation - Regulatory Capital Standards - Basel Committee Capital Standards and U.S. Regulatory Response” in Part I, Item 1 of our 2012 Form 10-K for additional information regarding the Basel Committee’s capital standards.

The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percent
Total UNBC stockholder’s equity	$12,594	$12,491	$103	1%
Goodwill	(2,952)	(2,942)	(10)	—
Intangible assets, except mortgage servicing rights (MSRs)	(337)	(373)	36	10
Deferred tax liabilities related to goodwill and intangible assets	122	129	(7)	(5)

Tangible common equity (a)	$9,427	$9,305	$122	1

Tier 1 capital, determined in accordance with regulatory requirements	$10,031	$9,864	$167	2
Junior subordinated debt payable to trusts	(66)	(66)	—	—

Tier 1 common equity (b)	$9,965	$9,798	$167	2

Total assets	$96,959	$96,992	$(33)	—
Goodwill	(2,952)	(2,942)	(10)	—
Intangible assets, except MSRs	(337)	(373)	36	10
Deferred tax liabilities related to goodwill and intangible assets	122	129	(7)	(5)

Tangible assets (c)	$93,792	$93,806	$(14)	—

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$80,018	$79,321	$697	1%

Tangible common equity ratio (a)/(c)	10.05%	9.92%
Tier 1 common capital ratio (b)/(d)	12.45	12.35

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

Risk Governance

The Board of Directors (Board), directly or through its appropriate committee, approves our Asset Liability Management Policy (ALM Policy), which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Company’s risk tolerance by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes Asset Liability Management Committee (ALCO) responsibilities and requires independent review and oversight of market and liquidity risk activities.

The Risk & Capital Committee (RCC), composed of selected senior officers of the Company strives, among other things, to ensure that the Company has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Company, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

(Dollars in millions)	March 31, 2013	December 31, 2012
Effect on net interest income:
Increase 200 basis points	$114.4	$118.8
as a percentage of base case net interest income	4.28%	4.42%
Decrease 100 basis points	$(65.4)	$(49.1)
as a percentage of base case net interest income	(2.45)%	(1.83)%

An increase in rates increases net interest income. Approximately 70 percent of the net interest income increase is due to on and off-balance sheet position re-pricing differences with maturities greater than two years. During the first quarter of 2013, the Company’s asset sensitive profile decreased slightly as changes were made to balance sheet composition and as a result of new activity forecasted to occur over the next twelve months. The remaining increase is attributable to on and off-balance sheet position re-pricing differences with maturities of two years or less. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but in the current atypical rate and credit environment, may be prone to lowered predictive capability when determining the borrower’s propensity or ability to prepay their mortgage. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing and investment, funding and hedging activities.

Investment Securities

Our ALM securities portfolio is composed of available for sale and held to maturity securities. As of March 31, 2013, this portfolio totaled $21.1 billion and was composed of $20.1 billion of available for sale securities and $1.0 billion of held to maturity securities. As of December 31, 2012, this portfolio totaled $20.9 billion and was composed of $19.8 billion of available for sale securities and $1.1 billion of held to maturity securities. The expected weighted average life of our ALM securities portfolio was 5.1 years at March 31, 2013. Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.5 at March 31, 2013, compared with 2.3 at December 31, 2012. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.5 suggests an expected price decrease of approximately 3.5 percent for an immediate 1 percent parallel increase in interest rates. At March 31, 2013, approximately $7.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law.

In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.5 billion of direct bank purchase bonds which are managed within our Corporate Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

ALM Derivatives

During the first quarter of 2013, the notional amount of the ALM derivatives portfolio decreased by $1.1 billion as $1.1 billion of interest rate cap contracts used to hedge interest-bearing deposits expired. The Company did not add any derivative positions during this period.

The fair value of the ALM derivatives portfolio decreased as receive fixed interest rate swap contracts declined in value from increases in interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 10 to our consolidated financial statements in this Form 10-Q and Note 17 to our consolidated financial statements included in our 2012 Form 10-K.

(Dollars in millions)	March 31, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap receive fixed contracts	$5,300	$5,300	$—
Interest rate cap purchased contracts	2,050	3,100	(1,050)

Total interest rate contracts	$7,350	$8,400	$(1,050)

Fair value of positions held for purposes other than trading:
Gross positive fair value	$24	$28	$(4)

Positive (negative) fair value of positions, net	$24	$28	$(4)

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

Consistent with our business strategy of focusing on meeting the needs of our customers through the sale of capital markets products, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. We take trading positions with other banks only on a limited basis and we do not take any large or long-term strategic positions in the market for our own portfolio. Similarly, we continue to generate most of our trading income from customer-related transactions.

As of March 31, 2013, we had notional amounts of $39.6 billion of interest rate derivative contracts, $2.7 billion of foreign exchange derivative contracts and $3.5 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of March 31, 2013, notional amounts of $1.0 billion, $2.2 billion and $3.7 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded derivatives and the related hedges contained in our market-linked certificates of deposit.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2013 and December 31, 2012 and the change in fair value between March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$39,545	$37,790	$1,755
Commodity contracts	5,703	5,595	108
Foreign exchange contracts(1)	3,726	4,050	(324)
Equity contracts	3,691	3,631	60

Total	$52,665	$51,066	$1,599

Fair value of positions held for trading purposes:
Gross positive fair value	$1,312	$1,413	$(101)
Gross negative fair value	1,223	1,317	(94)

Positive fair value of positions, net	$89	$96	$(7)

(1)	Excludes spot contracts with a notional amount of $0.5 billion at both March 31, 2013 and December 31, 2012, respectively.

Liquidity Risk

Liquidity risk is the risk that the Company’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its contractual, including contingent, obligations. The objective of liquidity risk management is to maintain a sufficient amount of liquidity and diversity of funding sources to allow the Company to meet obligations in both stable and adverse conditions.

The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. The Company’s corporate treasury department (Corporate Treasury) formulates the Company’s liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. Our Contingency Funding Plan identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Company’s normal funding activities.

Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank’s capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank’s liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources or selling assets.

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

Wholesale funding remained flat at $10.0 billion from December 31, 2012 to March 31, 2013. Total deposits decreased $0.3 billion from $74.3 billion at December 31, 2012 to $74.0 billion at March 31, 2013.

Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2013, our core deposits totaled $63.6 billion and our total loan-to-total core deposit ratio was 95.7 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of March 31, 2013, the Bank had $1.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $31.1 billion.

•

Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $0.7 billion from $12.9 billion at December 31, 2012 to $13.6 billion at March 31, 2013.

•

The Bank has an $8.0 billion unsecured Bank Note Program, of which $4.7 billion was available for issuance at March 31, 2013. We do not have any firm commitments in place to sell securities under the Bank Note Program.

•

In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of March 31, 2013, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, see “The Bank of Tokyo Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part II, Item 1A. “Risk Factors” in this Form 10-Q. The following table provides our credit ratings as of March 31, 2013:

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor’s	Long-term Short-term	A+ A-1	A A-1

Moody’s	Long-term Short-term	A2 P-1	A3 —

Fitch	Long-term Short-term	A F1	A F1

Business Segments

We have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in “Other.” We have two reportable business segments: Retail Banking and Corporate Banking. Unlike financial accounting, there is no authoritative body of guidance for management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. For a description of these methodologies, see Note 13 to our consolidated financial statements included in this Form 10-Q.

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended March 31,		Increase (Decrease)		As of and for the Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$309	$268	$41	15%	$355	$324	$31	10%
Noninterest income (expense)	60	56	4	7	157	145	12	8

Total revenue	369	324	45	14	512	469	43	9
Noninterest expense (income)	300	264	36	14	273	236	37	16
Credit expense (income)	6	6	—	—	38	39	(1)	(3)

Income (loss) before income taxes and including noncontrolling interests	63	54	9	17	201	194	7	4
Income tax expense (benefit)	25	22	3	14	49	52	(3)	(6)

Net income (loss) including noncontrolling interest	38	32	6	19	152	142	10	7
Deduct: Net loss from noncontrolling interests(2)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$38	$32	$6	19	$152	$142	$10	7

Average balances—Market View (Dollars in millions):
Total loans held for investment	$28,898	$24,557	$4,341	18	$33,411	$30,939	$2,472	8
Total assets	30,365	25,595	4,770	19	40,021	35,864	4,157	12
Total deposits	31,400	24,838	6,562	26	40,759	34,170	6,589	19

	Other				Reconciling Items
	As of and for the Three Months Ended March 31,		Increase (Decrease)		As of and for the Three Months Ended March 31,
	2013	2012	Amount	Percent	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$3	$69	$(66)	(96)%	$(19)	$(20)
Noninterest income (expense)	53	28	25	89	(15)	(15)

Total revenue	56	97	(41)	(42)	(34)	(35)
Noninterest expense (income)	153	126	27	21	(13)	(12)
Credit expense (income)	(47)	(46)	(1)	(2)	—	—

Income (loss) before income taxes and including noncontrolling interests	(50)	17	(67)	(394)	(21)	(23)
Income tax expense (benefit)	(15)	(14)	(1)	(7)	(9)	(9)

Net income (loss) including noncontrolling interest	(35)	31	(66)	(213)	(12)	(14)
Deduct: Net loss from noncontrolling interests (1)	4	4	—	—	—	—

Net income (loss) attributable to UNBC	$(31)	$35	$(66)	(189)	$(12)	$(14)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$441	$845	$(404)	(48)	$(2,197)	$(2,192)
Total assets	28,508	30,222	(1,714)	(6)	(2,245)	(2,232)
Total deposits	4,615	7,798	(3,183)	(41)	(2,518)	(2,381)

	UnionBanCal Corporation
	As of and for the Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$648	$641	$7	1%
Noninterest income (expense)	255	214	41	19

Total revenue	903	855	48	6
Noninterest expense (income)	713	614	99	16
Credit expense (income)	(3)	(1)	(2)	(200)

Income (loss) before income taxes and including noncontrolling interests	193	242	(49)	(20)
Income tax expense (benefit)	50	51	(1)	(2)

Net income (loss) including noncontrolling interest	143	191	(48)	(25)
Deduct: Net loss from noncontrolling interests (1)	4	4	—	—

Net income (loss) attributable to UNBC	$147	$195	$(48)	(25)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$60,553	$54,149	$6,404	12
Total assets	96,649	89,449	7,200	8
Total deposits	74,256	64,425	9,831	15

(1)	Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

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

Retail Banking is comprised of two major divisions:

•

the Community Banking Division serves its customers through 380 full-service branches in California and 48 full-service branches in Washington and Oregon. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network (including branches, private bankers, mortgage brokers, and telephone centers) throughout California, Oregon and Washington. Additionally we periodically purchase loans in our market area. We hold the majority of the loans we originate.

At March 31, 2013, 62 percent of our residential mortgage loans have current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 4 of our consolidated financial statements included in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at March 31, 2013.

We do not have a program for originating or purchasing subprime loan products. The Bank’s “no doc” and “low doc” loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At March 31, 2013, the outstanding balances of the “no doc” and “low doc” portfolios were approximately 32 percent of our total residential loan portfolio. At March 31, 2013, the aggregate balance of “no doc” and “low doc” loans past due 30 days or more was $132 million, compared with $154 million at December 31, 2012. These loan delinquency rates remained below the industry average for California prime loans.

Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. We had approximately 34 percent of these home equity loans and lines supported by first liens on residential properties at both March 31, 2013 and December 31, 2012. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations.

During the first quarter of 2013, net income for Retail Banking increased 19 percent compared with the first quarter of 2012, resulting from a 15 percent increase in net interest income, partially offset by a 14 percent increase in noninterest expense. The increases in net interest income and noninterest expense were primarily related to our PCBC acquisition. Average asset growth in the first quarter of 2013 compared with the same period in 2012 was primarily driven by an 18 percent increase in average loans held for investment, mainly in residential mortgages, reflecting both our PCBC acquisition and organic loan growth. Average deposits increased 26 percent during the first quarter of 2013 compared with the same period in 2012, primarily due to our PCBC acquisition. Retail Banking continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

Corporate Banking

Corporate Banking offers a range of financial products to U.S.-based middle-market and corporate businesses. Corporate Banking focuses its activities on certain specialized industries, such as power and utilities, oil and gas, real estate, healthcare, equipment leasing and commercial finance, as well as lending in U.S. regional markets. Corporate Banking relationship managers provide credit services including commercial loans, accounts receivable and inventory financing, project financing, trade financing and real estate financing. In addition to credit services, Corporate Banking offers its customers a range of noncredit services, which include global treasury management solutions, capital market, foreign exchange and various interest rate risk and commodity risk management products. These products are delivered through treasury relationship managers and product specialists with expertise in the industry segments described above.

One of the primary strategies of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of our customers’ preferred banks. Consistent with this strategy, Corporate Banking attempts to serve a large part of the targeted customers’ credit and depository needs. Corporate Banking competes with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a commercial lending institution. We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

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

—

National Banking, which provides commercial lending and treasury management products to corporate clients on a national basis, in states outside of California, Oregon, and Washington. National Banking also targets certain defined industries, such as entertainment and technology; and

—

Specialized Industries, which provides commercial lending and treasury products to middle-market and corporate clients in specific industries on a national basis, including commercial finance, funds finance, environmental services, non-profits, healthcare, aerospace and defense.

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

•

the Global Treasury Management Division targets numerous industry relationship markets with deep industry and product expertise. The Global Treasury Management Division provides working capital solutions to meet deposit, investment and global treasury management services to businesses of all sizes. This division manages Union Bank’s web strategies for retail, small business, wealth management and commercial clients, as well as commercial product development. Effective February 1, 2012, the labor management trust services, retirement plan services and registered investment advisor services were sold to US Bank. The corresponding assets and systems for these business units were converted during the third quarter of 2012. The client base of Global Trust Services consists of financial institutions, corporations, government agencies, insurance companies, mutual funds, investment managers and non-profit organizations. Institutional custody provides both domestic and international asset portfolio safekeeping and settlement services in addition to money markets and liquidity management products. Corporate Trust acts as agent or trustee for corporate and municipal debt issues, and provides escrow and project finance agent services; and

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

—

UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core products areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank’s geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products; and

—

Asset Management, which consists of HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, provides investment management and advisory services to institutional clients as well as investment advisory services to the affiliated

HighMark Funds. It also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals.

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer’s specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either March 31, 2013 or December 31, 2012.

Construction and commercial mortgage loans are secured by deeds of trust. Construction loans are extended primarily to commercial property developers and to residential builders. Geographically, 76 percent of the construction loan portfolio was domiciled in California as of March 31, 2013. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 80 percent of which are to borrowers located in California, 6 percent in Washington, and the remaining 14 percent in various other states.

Lease financing includes either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At March 31, 2013, we had leveraged leases of $664 million, which were net of non-recourse debt of approximately $1.0 billion. In accordance with accounting guidance for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

During the first quarter of 2013, net income for Corporate Banking increased 7 percent, compared with the first quarter of 2012, primarily resulting from a 10 percent increase in net interest income and an 8 percent increase in noninterest income. The increase in net interest income was primarily the result of strong asset growth, as well as our PCBC acquisition. The increase in noninterest income included gains on the sale of lease financings, partially offset by lower trading income. During the first quarter of 2013, average deposits increased 19 percent compared with the same period in 2012, primarily due to a 22 percent increase in noninterest bearing deposits and an 18 percent increase in interest bearing deposits, reflecting the impact of our PCBC and Smartstreet acquisitions.

Other

“Other” includes the following:

•

The Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries;

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

•	the adjustment between the credit expense (income) under the expected credit loss allocation methodology and (reversal of) provision for credit losses under U.S. GAAP;

•	the residual costs of support groups;

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

The decrease in net income of $66 million for the first quarter of 2013 compared with the first quarter of 2012 is primarily due to the following factors:

•

a decrease in net interest income of $66 million, reflecting the loss of interest income on securities that were sold as part of the Company’s portfolio rebalancing activities, as well as an increase in interest expense on interest bearing money market deposits.

•

an increase in noninterest expense of $27 million, including a $15 provision for losses on off-balance sheet commitments in the first quarter of 2013, compared with a benefit of $2 million in the first quarter of 2012.

•

an increase in noninterest income of $25 million, primarily as a result of a $77 million increase in gains on the sale of securities, reflecting securities portfolio rebalancing activities. The increase was partially offset by a $24 million gain on the sale of certain business units related to productivity initiatives in the first quarter of 2012 and a $13 million decrease in indemnification asset accretion, driven by better than expected FDIC covered loans performance, in the first quarter of 2013.

Critical Accounting Estimates

UnionBanCal Corporation’s consolidated financial statements are prepared in accordance with U.S. GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans and FDIC indemnification asset, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2012 Form 10-K. There have been no material changes to these critical accounting estimates during the first quarter of 2013.

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

During the quarter ended March 31, 2013, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliate. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services in connection with petroleum-related transactions with Iran by its customers. These transactions, however, did not involve clearing services of U.S. banks for the settlement of payments. For the quarter ended March 31, 2013, the aggregate interest and fee income relating to these transactions was less than ¥50 million, representing less than 0.01 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of correspondent accounts and other similar settlement accounts maintained with BTMU by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2013, the average aggregate balance of deposits held in the settlement accounts and other accounts by Iranian government-related entities and individuals represented less than 0.005 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these accounts was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also had loan transactions arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was approximately ¥500 million, representing less than 0.001 percent of MUFG’s total loans, as of March 31, 2013. For the quarter ended March 31, 2013, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income. MUFG plans to continue to engage in the above types of transactions to the extent permitted under applicable regulations.

As of the date of this report, to our knowledge, there are no other activities, transactions or dealings by us during the quarter ended March 31, 2013 that require disclosure in this Form 10-Q under Section 13(r) of the Exchange Act. For affiliates that we do not control and that are or may be our affiliates solely due to their possible common control by our parent MUFG, we have relied upon MUFG for information regarding their activities, transactions and dealings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption “Quantitative and Qualitative Disclosures About Market Risk” and to Part II, Item 1A of this Form 10-Q under the caption “Risk Factors.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2013. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. During the first quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2013	2012
Interest Income
Loans	$629	$594
Securities	118	142
Interest income—other	3	2

Total interest income	750	738

Interest Expense
Deposits	65	58
Long-term debt	36	36
Commercial paper and other short-term borrowings	1	3

Total interest expense	102	97

Net Interest Income	648	641
(Reversal of) provision for loan losses	(3)	(1)

Net interest income after (reversal of) provision for loan losses	651	642

Noninterest Income
Service charges on deposit accounts	53	55
Trust and investment management fees	35	30
Trading account activities	8	31
Securities gains, net	96	19
Credit facility fees	26	25
Merchant banking fees	16	23
Brokerage commissions and fees	12	10
Card processing fees, net	9	8
Other, net	—	13

Total noninterest income	255	214

Noninterest Expense
Salaries and employee benefits	421	364
Net occupancy and equipment	75	68
Professional and outside services	58	46
Intangible asset amortization	16	21
Regulatory assessments	20	18
(Reversal of) provision for losses on off-balance sheet commitments	15	(2)
Other	108	99

Total noninterest expense	713	614

Income before income taxes and including noncontrolling interests	193	242
Income tax expense	50	51

Net Income Including Noncontrolling Interests	143	191
Deduct: Net loss from noncontrolling interests	4	4

Net Income Attributable to UnionBanCal Corporation (UNBC)	$147	$195

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net Income Attributable to UNBC	$147	$195
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains/losses on cash flow hedges	—	5
Net change in unrealized gains/losses on investment securities	(64)	39
Foreign currency translation adjustment	(1)	1
Net change in pension and other benefits	18	16

Total other comprehensive (loss) income	(47)	61

Comprehensive Income Attributable to UNBC	100	256
Comprehensive loss from noncontrolling interests	(4)	(4)

Total Comprehensive Income	$96	$252

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in millions except for per share amount)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$1,265	$1,845
Interest bearing deposits in banks	3,776	3,477
Federal funds sold and securities purchased under resale agreements	50	169

Total cash and cash equivalents	5,091	5,491
Trading account assets (includes $40 at March 31, 2013 and $1 at December 31, 2012 of assets pledged as collateral)	1,119	1,208
Securities available for sale	21,801	21,352
Securities held to maturity (Fair value: March 31, 2013, $1,036; December 31, 2012, $1,135)	1,015	1,103
Loans held for investment	60,882	60,034
Allowance for loan losses	(638)	(653)

Loans held for investment, net	60,244	59,381
Premises and equipment, net	707	710
Intangible assets	339	376
Goodwill	2,952	2,942
FDIC indemnification asset	285	338
Other assets	3,406	4,091

Total assets	$96,959	$96,992

Liabilities
Deposits:
Noninterest bearing	$24,679	$25,478
Interest bearing	49,311	48,777

Total deposits	73,990	74,255
Commercial paper and other short-term borrowings	2,228	1,363
Long-term debt	5,314	5,622
Trading account liabilities	742	895
Other liabilities	1,821	2,102

Total liabilities	84,095	84,237

Commitments, contingencies and guarantees—See Note 12

Equity
UNBC stockholder’s equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of March 31, 2013 and December 31, 2012	136	136
Additional paid-in capital	5,997	5,994
Retained earnings	7,022	6,875
Accumulated other comprehensive loss	(561)	(514)

Total UNBC stockholder’s equity	12,594	12,491
Noncontrolling interests	270	264

Total equity	12,864	12,755

Total liabilities and equity	$96,959	$96,992

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

	UNBC Stockholder’s Equity
(in millions, except shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholder’s Equity
Balance December 31, 2011	$136	$5,989	$6,246	$(809)	$268	$11,830

Net income (loss)			195		(4)	191
Other comprehensive income (loss), net of tax				61		61
Compensation expense—restricted stock units		3				3
Other					(3)	(3)

Net change	—	3	195	61	(7)	252

Balance March 31, 2012	$136	$5,992	$6,441	$(748)	$261	$12,082

Balance December 31, 2012	$136	$5,994	$6,875	$(514)	$264	$12,755

Net income (loss)			147		(4)	143
Other comprehensive income (loss), net of tax				(47)		(47)
Compensation expense—restricted stock units		3				3
Other					10	10

Net change	—	3	147	(47)	6	109

Balance March 31, 2013	$136	$5,997	$7,022	$(561)	$270	$12,864

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2013	2012
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$143	$191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(3)	(1)
(Reversal of) provision for losses on off-balance sheet commitments	15	(2)
Depreciation, amortization and accretion, net	128	108
Stock-based compensation—restricted stock units	3	3
Deferred income taxes	(18)	(114)
Net gains on sales of securities	(96)	(19)
Net decrease (increase) in trading account assets	89	(43)
Net decrease (increase) in other assets	300	45
Net increase (decrease) in trading account liabilities	(153)	(117)
Net increase (decrease) in other liabilities	(476)	(34)
Loans originated for sale	(34)	(2)
Net proceeds from sale of loans originated for sale	43	1
Other, net	15	(1)

Total adjustments	(187)	(176)

Net cash provided by (used in) operating activities	(44)	15

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	5,098	1,251
Proceeds from matured and called securities available for sale	1,043	1,447
Purchases of securities available for sale	(6,018)	(3,991)
Proceeds from matured securities held to maturity	93	17
Purchases of premises and equipment	(29)	(23)
Proceeds from sales of loans	160	114
Net decrease (increase) in loans	(1,009)	(924)
Proceeds from FDIC loss share agreements	3	—
Other, net	(7)	—

Net cash provided by (used in) investing activities	(666)	(2,109)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(265)	669
Net increase (decrease) in commercial paper and other short-term borrowings	865	2,997
Repayment of long-term debt	(300)	(1,125)
Change in noncontrolling interests	10	(3)

Net cash provided by (used in) financing activities	310	2,538

Net change in cash and cash equivalents	(400)	444
Cash and cash equivalents at beginning of period	5,491	4,195

Cash and cash equivalents at end of period	$5,091	$4,639

Cash Paid (Received) During the Period For:
Interest	$80	$92
Income taxes, net	(27)	24
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	148	83
Securities available for sale transferred to securities held to maturity	—	155
Transfer of loans held for investment to other real estate owned assets (OREO)	8	31

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations

The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2013 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 3), allowance for credit losses (Note 4), purchased credit-impaired loans (Note 4), annual goodwill impairment analysis, pension accounting (Note 6), fair value of financial instruments (Note 9), and income taxes.

UnionBanCal Corporation is a financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, New York, and Illinois, as well as nationally and internationally.

During the first quarter of 2013, fees based on certain unused commitment balances are classified within credit facility fees. These fees were previously recorded in net interest income and totaled $12 million for the quarter ended March 31, 2012.

Recently Issued Accounting Pronouncements That Are Not Yet Effective

Obligations Resulting from Joint and Several Liability Arrangement for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented. Early adoption is permitted. Management is currently assessing the impact of this guidance to the Company’s financial position and results of operations.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

an Investment in a Foreign Entity, which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income when a parent deconsolidates or derecognizes a subsidiary or group of assets that is a not for profit activity or a business within a foreign entity or deconsolidates or derecognizes investments in a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. Early adoption is permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Note 2—Business Combinations

On December 1, 2012, the Company completed its acquisition of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for $1.5 billion in cash.

The assets acquired and liabilities assumed from PCBC were recorded at their estimated fair values on the acquisition date. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values were primarily determined through the use of inputs that were not observable from market-based information. During the first quarter of 2013, management reviewed and, where necessary, adjusted the acquisition date fair values for circumstances that existed as of the acquisition date. Management may further adjust the provisional fair values for a period of up to one year from the date of acquisition. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, and the residual effects the adjustments would have on goodwill.

The following table presents the net assets acquired from PCBC and the estimated purchase accounting adjustments, which include the effects of measurement period adjustments that were applied to the acquisition date fair values during the first quarter of 2013. These adjustments increased goodwill by $10 million.

(Dollars in millions)	December 1, 2012	Adjustments	December 1, 2012 (adjusted)
Purchase price	$1,516	$—	$1,516
Net assets acquired	859	—	859
Purchase accounting adjustments:
Securities available for sale	8	—	8
Loans held for investment	141	5	146
Intangible assets	18	(19)	(1)
Other assets	128	8	136
Deposits	(12)	—	(12)
Other short-term borrowings	(36)	—	(36)
Long-term debt	(14)	4	(10)
Other liabilities	11	(8)	3

Total purchase accounting adjustments	244	(10)	234

Fair value of net assets acquired	1,103	(10)	1,093

Goodwill	$413	$10	$423

Note 2—Business Combinations (Continued)

For further information related to the PCBC acquisition, see Note 2 to the consolidated financial statements in the Company’s 2012 Form 10-K. For further information related to goodwill, see Note 5 to the consolidated financial statements in the Company’s 2012 Form 10-K.

Acquisition of PB Capital

On April 7, 2013, the Company announced that it reached an agreement to acquire PB Capital Corporation’s (PB Capital) institutional commercial real estate (CRE) lending division. The acquisition will expand the Company’s CRE presence in the U.S., and provide geographic and asset class diversification. Headquartered in New York, the CRE lending division of PB Capital has approximately $3.7 billion in loans outstanding on properties in major metropolitan areas across the U.S. The acquisition is subject to certain customary closing conditions and is expected to be completed in the second quarter of 2013.

Note 3—Securities

Securities Available for Sale

At March 31, 2013 and December 31, 2012, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	March 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$468	$4	$—	$472
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	13,172	124	15	13,281
Privately issued	358	7	3	362
Commercial mortgage-backed securities	3,500	84	21	3,563
Collateralized loan obligations (CLOs)	2,296	16	10	2,302
Asset-backed and other	99	1	—	100

Asset Liability Management securities	19,893	236	49	20,080
Other debt securities:
Direct bank purchase bonds	1,557	31	56	1,532
Other	154	8	4	158
Equity securities	30	1	—	31

Total securities available for sale	$21,634	$276	$109	$21,801

Note 3—Securities (Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored agencies	$866	$19	$—	$885
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	13,104	232	3	13,333
Privately issued	445	8	10	443
Commercial mortgage-backed securities	2,863	114	6	2,971
CLOs	1,996	7	44	1,959
Asset-backed and other	145	1	—	146

Asset Liability Management securities	19,419	381	63	19,737
Other debt securities:				—
Direct bank purchase bonds	1,482	27	71	1,438
Other	156	6	4	158
Equity securities	19	—	—	19

Total securities available for sale	$21,076	$414	$138	$21,352

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2013 and December 31, 2012 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$3,693	$15	$1	$—	$3,694	$15
Privately issued	21	—	139	3	160	3
Commercial mortgage-backed securities	1,637	21	—	—	1,637	21
CLOs	262	2	309	8	571	10

Asset Liability Management securities	5,613	38	449	11	6,062	49
Other debt securities:
Direct bank purchase bonds	1,028	56	—	—	1,028	56
Other	6	1	39	3	45	4

Total securities available for sale	$6,647	$95	$488	$14	$7,135	$109

Note 3—Securities (Continued)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$1,152	$3	$13	$—	$1,165	$3
Privately issued	32	—	137	10	169	10
Commercial mortgage-backed securities	675	6	—	—	675	6
CLOs	168	1	980	43	1,148	44
Asset-backed and other	32	—	3	—	35	—

Asset Liability Management securities	2,059	10	1,133	53	3,192	63
Other debt securities:
Direct bank purchase bonds	1,019	71	—	—	1,019	71
Other	34	3	13	1	47	4

Total securities available for sale	$3,112	$84	$1,146	$54	$4,258	$138

At March 31, 2013, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation or a government-sponsored enterprise (GSE) such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not credit quality. At March 31, 2013, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Privately issued residential mortgage-backed securities are issued by financial institutions with no guarantee from government sponsored entities. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The securities are primarily rated investment grade. The unrealized losses on privately issued residential mortgage-backed securities resulted from declining credit quality of underlying collateral and additional credit spread widening since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. With respect to the remaining portfolio, at March 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on the analysis performed as of March 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the

Note 3—Securities (Continued)

note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

Other debt securities primarily consist of direct bank purchase bonds, which are not rated. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated loss projections for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2013
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. government sponsored agencies	$398	$74	$—	$—	$472
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	5	45	394	12,837	13,281
Privately issued	—	—	7	355	362
Commercial mortgage-backed securities	—	—	978	2,585	3,563
CLOs	—	559	798	945	2,302
Asset-backed and other	1	90	9	—	100

Asset Liability Management securities	404	768	2,186	16,722	20,080
Other debt securities
Direct bank purchase bonds	74	252	803	403	1,532
Other	—	32	21	105	158

Total debt securities available for sale	$478	$1,052	$3,010	$17,230	$21,770

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2013	2012
Proceeds from sales	$5,098	$1,251
Gross realized gains	99	19

Note 3—Securities (Continued)

Securities Held to Maturity

The securities held to maturity consist of CLOs and U.S. government and government sponsored agencies residential mortgage-backed securities. Management has asserted the positive intent and ability to hold these securities to maturity. At March 31, 2013 and December 31, 2012, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	March 31, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$75	$—	$11	$64	$14	$—	$78
U.S. government agency and government sponsored agencies—residential mortgage backed securities	947	4	—	951	7	—	958

Total securities held to maturity	$1,022	$4	$11	$1,015	$21	$—	$1,036

	December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$118	$—	$17	$101	$20	$—	$121
U.S. government agency and government sponsored agencies—residential mortgage backed securities	997	5	—	1,002	12	—	1,014

Total securities held to maturity	$1,115	$5	$17	$1,103	$32	$—	$1,135

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

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2013 and December 31, 2012 are shown below, separately for periods less than 12 months and 12 months or more.

March 31, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$78	$11	$—	$78	$11	$—

Note 3—Securities (Continued)

December 31, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$121	$17	$—	$121	$17	$—

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2013
	Over One Year Through Five Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CLOs	$64	$78	$—	$—	$64	$78
U.S. government agency and government sponsored agencies—residential mortgage backed securities	—	—	951	958	951	958

Total securities held to maturity	$64	$78	$951	$958	$1,015	$1,036

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

The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At March 31, 2013, the Company had $7.0 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.8 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.5 billion) and to secure public and trust deposits ($5.7 billion).

At March 31, 2013 and December 31, 2012, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $24 million (none of which has been repledged) and $19 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending.

Note 4—Loans and Allowance for Loan Losses

The following table provides the outstanding balances of loans at March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31, 2013	December 31, 2012
Loans held for investment:
Commercial and industrial	$21,433	$20,827
Commercial mortgage	9,918	9,939
Construction	659	627
Lease financing	1,060	1,104

Total commercial portfolio	33,070	32,497

Residential mortgage	23,146	22,705
Home equity and other consumer loans	3,542	3,647

Total consumer portfolio	26,688	26,352

Total loans held for investment, before purchased credit-impaired loans	59,758	58,849
Purchased credit-impaired loans(1)	1,124	1,185

Total loans held for investment(2)	60,882	60,034
Allowance for loan losses	(638)	(653)

Loans held for investment, net	$60,244	$59,381

(1)

Includes $376 million and $421 million as of March 31, 2013 and December 31, 2012, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $21 million and $24 million as of March 31, 2013 and December 31, 2012, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.

(2)	Includes $26 million and $5 million at March 31, 2013 and December 31, 2012, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	68	1	—	(72)	(3)
Increase in allowance covered by FDIC indemnification	—	—	2	—	2
Loans charged off	(3)	(13)	(3)	—	(19)
Recoveries of loans previously charged off	3	1	1	—	5

Allowance for loan losses, end of period	$486	$113	$1	$38	$638

Note 4—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(25)	78	—	(25)	28
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(3)	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Loans charged off	(88)	(95)	(13)	—	(196)
Recoveries of loans previously charged off	57	3	5	—	65

Allowance for loan losses, end of period	$418	$124	$1	$110	$653

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$32	$17	$—	$—	$49
Collectively evaluated for impairment	454	96	—	38	588
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$486	$113	$1	$38	$638

Loans held for investment:
Individually evaluated for impairment	$315	$300	$4	$—	$619
Collectively evaluated for impairment	32,755	26,388	—	—	59,143
Purchased credit-impaired loans	—	—	1,120	—	1,120

Total loans held for investment	$33,070	$26,688	$1,124	$—	$60,882

	December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24	$18	$—	$—	$42
Collectively evaluated for impairment	394	106	—	110	610
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$418	$124	$1	$110	$653

Loans held for investment:
Individually evaluated for impairment	$330	$292	$5	$—	$627
Collectively evaluated for impairment	32,167	26,060	—	—	58,227
Purchased credit-impaired loans	—	—	1,180	—	1,180

Total loans held for investment	$32,497	$26,352	$1,185	$—	$60,034

Note 4—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans

The following table presents nonaccrual loans as of March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31, 2013	December 31, 2012
Commercial and industrial	$49	$48
Commercial mortgage	57	65

Total commercial portfolio	106	113

Residential mortgage	326	306
Home equity and other consumer loans	59	56

Total consumer portfolio	385	362

Total nonaccrual loans, before purchased credit-impaired loans	491	475
Purchased credit-impaired loans	29	30

Total nonaccrual loans	$520	$505

Troubled debt restructured loans that continue to accrue interest	$372	$401

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$223	$209

The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$22,415	$66	$12	$78	$22,493
Commercial mortgage	9,863	38	17	55	9,918
Construction	657	2	—	2	659

Total commercial portfolio	32,935	106	29	135	33,070

Residential mortgage	22,835	142	169	311	23,146
Home equity and other consumer loans	3,494	27	21	48	3,542

Total consumer portfolio	26,329	169	190	359	26,688

Total loans held for investment, excluding purchased credit-impaired loans	$59,264	$275	$219	$494	$59,758

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$21,861	$68	$2	$70	$21,931
Commercial mortgage	9,869	57	13	70	9,939
Construction	622	5	—	5	627

Total commercial portfolio	32,352	130	15	145	32,497

Residential mortgage	22,351	181	173	354	22,705
Home equity and other consumer loans	3,584	44	19	63	3,647

Total consumer portfolio	25,935	225	192	417	26,352

Total loans held for investment, excluding purchased credit-impaired loans	$58,287	$355	$207	$562	$58,849

Loans 90 days or more past due and still accruing totaled $3 million and $1 million at March 31, 2013 and December 31, 2012, respectively. Purchased credit-impaired loans that are 90 days or more past due and still accruing totaled $125 million and $124 million at March 31, 2013 and December 31, 2012, respectively.

Credit Quality Indicators

Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 4 to the consolidated financial statements in the Company’s 2012 Form 10-K.

The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $327 million and $365 million covered by Federal Deposit Insurance Corporation (FDIC) loss share agreements, at March 31, 2013 and December 31, 2012, respectively. The amounts presented reflect unpaid principal balances less charge-offs. The amounts presented for purchased credit-impaired loans also reflect purchase price adjustments as of acquisition date.

	March 31, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$21,168	$770	$381	$22,319
Construction	644	16	—	660
Commercial mortgage	9,355	168	210	9,733

Total commercial portfolio	31,167	954	591	32,712
Purchased credit-impaired loans	4	158	304	466

Total	$31,171	$1,112	$895	$33,178

	December 31, 2012
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$20,961	$438	$380	$21,779
Construction	610	17	—	627
Commercial mortgage	9,298	194	248	9,740

Total commercial portfolio	30,869	649	628	32,146
Purchased credit-impaired loans	21	153	301	475

Total	$30,890	$802	$929	$32,621

Note 4—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $49 million and $57 million of loans covered by FDIC loss share agreements, at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$22,820	$326	$23,146
Home equity and other consumer loans	3,483	59	3,542

Total consumer portfolio	26,303	385	26,688
Purchased credit-impaired loans	282	—	282

Total	$26,585	$385	$26,970

	December 31, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$22,399	$306	$22,705
Home equity and other consumer loans	3,591	56	3,647

Total consumer portfolio	25,990	362	26,352
Purchased credit-impaired loans	288	—	288

Total	$26,278	$362	$26,640

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

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at March 31, 2013 and December 31, 2012. These tables exclude loans serviced by third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2013
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$17,381	$4,630	$445	$22,456
Home equity and other consumer loans	2,374	931	164	3,469

Total consumer portfolio	19,755	5,561	609	25,925
Purchased credit-impaired loans	104	163	15	282

Total	$19,859	$5,724	$624	$26,207

Percentage of total	76%	22%	2%	100%

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$17,103	$4,666	$395	$22,164
Home equity and other consumer loans	2,464	986	122	3,572

Total consumer portfolio	19,567	5,652	517	25,736
Purchased credit-impaired loans	106	172	10	288

Total	$19,673	$5,824	$527	$26,024

Percentage of total	76%	22%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	March 31, 2013
	LTV ratios
(Dollars in millions)	Less than 80 percent	80-100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$18,973	$2,583	$892	$8	$22,456
Home equity loans	2,286	546	438	120	3,390

Total consumer portfolio	21,259	3,129	1,330	128	25,846
Purchased credit-impaired loans	129	45	78	30	282

Total	$21,388	$3,174	$1,408	$158	$26,128

Percentage of total	82%	12%	5%	1%	100%

	December 31, 2012
	LTV ratios
(Dollars in millions)	Less than 80 percent	80-100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$17,771	$3,031	$1,232	$130	$22,164
Home equity loans	2,216	618	540	113	3,487

Total consumer portfolio	19,987	3,649	1,772	243	25,651
Purchased credit-impaired loans	72	50	153	13	288

Total	$20,059	$3,699	$1,925	$256	$25,939

Percentage of total	77%	14%	8%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 4—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

The following table provides a summary of the Company’s recorded investment in troubled debt restructurings (TDRs) as of March 31, 2013 and December 31, 2012. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $45 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2013.

(Dollars in millions)	March 31, 2013	December 31, 2012
Commercial and industrial	$251	$215
Commercial mortgage	38	64
Construction	2	35

Total commercial portfolio	291	314

Residential mortgage	279	271
Home equity and other consumer loans	21	21

Total consumer portfolio	300	292

Total excluding purchased credit-impaired loans(1)	$591	$606

(1)	Amounts exclude $4 million of TDRs covered by FDIC loss share agreements at both March 31, 2013 and December 31, 2012, respectively.

For the first quarter of 2013, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were charge-offs of $1 million related to TDR modifications in the first quarter of 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the first quarter of 2013:

	For the Three Months Ended March 31, 2013
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$76	$74
Commercial mortgage	11	11

Total commercial portfolio	87	85

Residential mortgage	25	24
Home equity and other consumer loans	1	1

Total consumer portfolio	26	25

Total	$113	$110

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the first quarter of 2013, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended March 31, 2013
Commercial and industrial	$5
Residential mortgage	2

Total	$7

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

The following tables show information about impaired loans by class as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Recorded Investment			Allowance for Impaired Loans	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total		With an Allowance	Without an Allowance
Commercial and industrial	$199	$64	$263	$30	$209	$65
Commercial mortgage	25	25	50	2	28	34
Construction	2	—	2	—	3	—

Total commercial portfolio	226	89	315	32	240	99

Residential mortgage	169	110	279	16	182	124
Home equity and other consumer loans	3	18	21	1	4	31

Total consumer portfolio	172	128	300	17	186	155

Total, excluding purchased credit-impaired loans	398	217	615	49	426	254
Purchased credit-impaired loans	1	3	4	—	1	11

Total	$399	$220	$619	$49	$427	$265

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	Recorded Investment			Allowance for Impaired Loans	Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total		With an Allowance	Without an Allowance
Commercial and industrial	$156	$64	$220	$24	$167	$64
Commercial mortgage	15	60	75	—	18	70
Construction	—	35	35	—	—	38

Total commercial portfolio	171	159	330	24	185	172

Residential mortgage	186	85	271	18	199	97
Home equity and other consumer loans	3	18	21	—	3	31

Total consumer portfolio	189	103	292	18	202	128

Total, excluding purchased credit-impaired loans	360	262	622	42	387	300
Purchased credit-impaired loans	—	4	4	—	1	14

Total	$360	$266	$626	$42	$388	$314

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the first quarters of 2013 and 2012 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended March 31,
	2013		2012
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$241	$3	$198	$1
Commercial mortgage	63	—	124	—
Construction	18	—	65	1

Total commercial portfolio	322	3	387	2

Residential mortgage	275	3	154	1
Home equity and other consumer loans	21	—	2	—

Total consumer portfolio	296	3	156	1

Total, excluding purchased credit-impaired loans	618	6	543	3
Purchased credit-impaired loans	5	—	12	—

Total	$623	$6	$555	$3

The Company transferred a net $148 million of loans from held for investment to held for sale and sold $160 million in loans during the first quarter of 2013.

Loans Acquired in Business Combinations

The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company’s purchased credit-impaired loans as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(Dollars in millions)	2013	2012
Total outstanding balance	$1,956	$2,155

Carrying amount	$1,103	$1,161

Note 4—Loans and Allowance for Loan Losses (Continued)

The accretable yield for purchased credit-impaired loans for the first quarters of 2013 and 2012 was as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2013	2012
Accretable yield, beginning of period	$590	$424
Additions	—	—
Accretion	(79)	(63)
Reclassifications from nonaccretable difference during the period	(10)	80

Accretable yield, end of period	$501	$441

Note 5—Variable Interest Entities

The Company is involved in various activities that are considered to be variable interest entities (VIEs). Generally, a VIE is a corporation, partnership, trust or any other legal structure where the equity investors do not have sufficient equity at risk in the entity to allow the entity to independently finance its activities, lack the power to direct the significant activities of the entity through voting or similar rights, or do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. The Company’s investments in VIEs primarily consist of equity investments in low income housing credit (LIHC) structures and renewable energy projects, which are designed to generate returns principally through the realization of federal tax credits and deductions. For further information related to the Company’s consolidated VIEs and those that were not consolidated, see Note 7 to the consolidated financial statements in the Company’s 2012 Form 10-K.

Consolidated VIEs

At March 31, 2013, assets of $293 million and liabilities of $7 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder’s equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments. At March 31, 2013, the Company also consolidated $99 million of assets related to trusts that own and lease railcars because the Company directs the significant activities of these trusts. The assets are primarily included in other assets on the Company’s consolidated balance sheets.

During both the first quarter of 2013 and the first quarter of 2012, the Company recorded $7 million of expenses related to its consolidated VIEs. These expenses are included in other noninterest expense on the Company’s consolidated statements of income. During the first quarter of 2013, the Company recorded $2 million of revenue related to its consolidated VIEs in other noninterest income.

Note 5—Variable Interest Entities (Continued)

Unconsolidated VIEs in which the Company has a Variable Interest

The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at March 31, 2013. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	March 31, 2013
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$523	$21	$886
Renewable energy investments	367	34	367
Private capital investment	17	—	23

Total unconsolidated VIEs	$907	$55	$1,276

Note 6—Employee Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the first quarters of 2013 and 2012:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$22	$18	$4	$3	$—	$—
Interest cost	25	26	3	3	1	1
Expected return on plan assets	(41)	(37)	(4)	(3)	—	—
Recognized net actuarial loss	27	23	1	2	1	1

Total net periodic benefit cost	$33	$30	$4	$5	$2	$2

(1)	Supplemental Executives Retirement Plan (SERP).
(2)	Executive Supplemental Benefit Plans (ESBP).

Note 7—Commercial Paper and Other Short-Term Borrowings

The following table is a summary of the Company’s commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2013	December 31, 2012
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.14% and 0.96% at March 31, 2013 and December 31, 2012, respectively	$248	$123
Commercial paper, with weighted average interest rates of 0.19% and 0.20% at March 31, 2013 and December 31, 2012, respectively	1,711	1,240
Other borrowed funds:
Term federal funds purchased, with a weighted average interest rate of 0.15% at March 31, 2013	269	—

Total commercial paper and other short-term borrowings	$2,228	$1,363

Note 8—Long-Term Debt

The following is a summary of the Company’s long-term debt:

(Dollars in millions)	March 31, 2013	December 31, 2012
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$397
Subordinated debt:
Fixed rate 5.25% notes due December 2013	404	406

Total debt issued by UnionBanCal Corporation	801	803

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from September 2013 to February 2016. These notes bear a combined weighted-average rate of 1.33% at March 31, 2013 and 1.39% at December 31, 2012	1,800	2,100
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.26% at both March 31, 2013 and December 31, 2012	300	300
Fixed rate 2.125% notes due December 2013	400	399
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 2.125% notes due June 2017	499	499
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	6	6
Subordinated debt:
Fixed rate 5.95% notes due May 2016	726	729
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.64% at March 31, 2013 and 2.66% at December 31, 2012	66	66
Capital lease obligations with a combined weighted average interest rate of 4.89% at March 31, 2013 and 4.72% at December 31, 2012(1)	17	21

Total debt issued by Union Bank, N.A. and other subsidiaries	4,513	4,819

Total long-term debt	$5,314	$5,622

(1)	Long-term debt assumed through PCBC acquisition

Note 9—Fair Value Measurement and Fair Value of Financial Instruments

Valuation Methodologies

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company’s creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 16 to the consolidated financial statements in the Company’s 2012 Form 10-K.

Fair Value Hierarchy

In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by U.S. GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 16 to the consolidated financial statements in the Company’s 2012 Form 10-K.

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

Independent price verification (IPV) is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its IPV procedures, the Company utilizes third party valuations and both internal and external models to compare pricing sources and perform analysis. Results are formally reported on a quarterly basis to the VC. For further information related to valuation processes, see Note 16 to the consolidated financial statements in the Company’s 2012 Form 10-K.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, by major category and by valuation hierarchy level:

	March 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$51	$—	$—	$51
U.S. government sponsored agencies	—	108	—	—	108
State and municipal	—	5	—	—	5
Commercial paper	—	10	—	—	10
Interest rate derivative contracts	—	966	—	(91)	875
Commodity derivative contracts	—	111	26	(107)	30
Foreign exchange derivative contracts	1	49	4	(27)	27
Equity derivative contracts	—	—	156	(143)	13

Total trading account assets	1	1,300	186	(368)	1,119
Securities available for sale:
U.S. government sponsored agencies	—	472	—	—	472
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	13,281	—	—	13,281
Privately issued	—	362	—	—	362
Commercial mortgage-backed securities	—	3,563	—	—	3,563
CLOs	—	2,302	—	—	2,302
Asset-backed and other	—	100	—	—	100
Other debt securities:
Direct bank purchase bonds	—	—	1,532	—	1,532
Other	—	98	60	—	158
Equity securities	31	—	—	—	31

Total securities available for sale	31	20,178	1,592	—	21,801

Other assets:
Interest rate hedging contracts	—	24	—	(24)	—
Other derivative contracts	—	—	1	—	1

Total other assets	—	24	1	(24)	1

Total assets	$32	$21,502	$1,779	$(392)	$22,921

Percentage of Total	—%	94%	8%	(2)%	100%
Percentage of Total Company Assets	—%	22%	2%	—%	24%

Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$894	$—	$(452)	$446
Commodity derivative contracts	—	90	26	(48)	68
Foreign exchange derivative contracts	1	48	4	(6)	47
Equity derivative contracts	—	—	157	—	157
Securities sold, not yet purchased	—	24	—	—	24

Total trading account liabilities	5	1,056	187	(506)	742
Other liabilities:
FDIC clawback liability	—	—	93	—	93
Other derivative contracts	—	1	3	(1)	3

Total other liabilities	—	1	96	(1)	96

Total liabilities	$5	$1,057	$283	$(507)	$838

Percentage of Total	—%	126%	34%	(60)%	100%
Percentage of Total Company Liabilities	—	1%	—	—	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$1	$—	$—	$1
U.S. government sponsored agencies	—	113	—	—	113
State and municipal	—	15	—	—	15
Commercial paper	—	10	—	—	10
Interest rate derivative contracts	—	1,075	—	(87)	988
Commodity derivative contracts	—	137	30	(127)	40
Foreign exchange derivative contracts	1	65	3	(28)	41
Equity derivative contracts	—	—	103	(103)	—

Total trading account assets	1	1,416	136	(345)	1,208
Securities available for sale:
U.S. Treasury	—	—	—	—	—
U.S. government sponsored agencies	—	885	—	—	885
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	13,333	—	—	13,333
Privately issued	—	443	—	—	443
Commercial mortgage-backed securities	—	2,971	—	—	2,971
CLOs	—	1,959	—	—	1,959
Asset-backed and other	—	146	—	—	146
Other debt securities:
Direct bank purchase bonds	—	—	1,438	—	1,438
Other	—	97	61	—	158
Equity securities	19	—	—	—	19

Total securities available for sale	19	19,834	1,499	—	21,352

Other assets:
Interest rate hedging contracts	—	28	—	(24)	4
Other derivative contracts	—	1	—	(1)	—

Total other assets	—	29	—	(25)	4

Total assets	$20	$21,279	$1,635	$(370)	$22,564

Percentage of Total	—	94%	7%	(1)%	100%
Percentage of Total Company Assets	—	22%	1%	—	23%

Liabilities
Trading account liabilities:
Interest rate derivative contracts	$5	$1,004	$—	$(407)	$602
Commodity derivative contracts	—	110	30	(42)	98
Foreign exchange derivative contracts	1	61	3	—	65
Equity derivative contracts	—	—	103	—	103
Securities sold, not yet purchased	—	27	—	—	27

Total trading account liabilities	6	1,202	136	(449)	895
Other liabilities:
FDIC clawback liability	—	—	92	—	92
Other derivative contracts	—	—	3	—	3

Total other liabilities	—	—	95	—	95

Total liabilities	$6	$1,202	$231	$(449)	$990

Percentage of Total	1%	121%	23%	(45)%	100%
Percentage of Total Company Liabilities	—	2%	—	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first quarters of 2013 and 2012. Level 3 available for sale securities at March 31, 2013 and 2012 primarily consisted of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. In the first quarter of 2012, the Company, based on its analysis, transferred its U.S. Treasury and U.S. government sponsored agency securities from Level 1 to Level 2 and certain of its derivative contracts from Level 2 to Level 3.

	For the Three Months Ended
	March 31, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$136	$1,499	$—	$(136)	$(95)
Total gains (losses) (realized/unrealized):
Included in income before taxes	47	—	—	(48)	(1)
Included in other comprehensive income	—	19	—	—	—
Purchases/additions	3	137	1	—	—
Sales	—	(14)	—	(3)	—
Settlements	—	(49)	—	—	—

Asset (liability) balance, end of period	$186	$1,592	$1	$(187)	$(96)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$47	$—	$—	$(48)	$(1)

	For the Three Months Ended
	March 31, 2012
(Dollars in millions)	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$—	$48	$—	$(51)
Total gains (losses) (realized/unrealized):
Included in income before taxes	—	—	—	(12)
Included in other comprehensive income	—	(5)	—	—
Transfers into Level 3	153	—	(153)	—

Asset (liability) balance, end of period	$153	$43	$(153)	$(63)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$—	$(12)

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2013.

	March 31, 2013
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,532	Return on equity	Market-required return on capital	13.0 - 15.0%	14.1%
			Probability of default	0.0 - 8.0%	0.6%
			Loss severity	10.0 - 75.0%	37.2%
Other liabilities:
FDIC clawback liability	$93	Discounted cash flow	Probability of default	0.2 - 100.0%	57.1%
			Loss severity	20.0 - 100.0%	51.0%

The direct bank purchase bonds use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default, and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

The FDIC clawback liability uses a discounted cash flow valuation technique. This technique uses significant unobservable inputs such as probability of default and loss severity. Increases (decreases) in probability of default and loss severity would result in a lower (higher) liability.

Fair Value Measurement on a Nonrecurring Basis

Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first quarters of 2013 and 2012 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment:

	March 31, 2013				Loss for the Three Months Ended March 31, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$90	$—	$—	$90	$(12)
Other assets:
OREO	38	—	—	38	(3)

Total	$128	$—	$—	$128	$(15)

	March 31, 2012				Loss for the Three Months Ended March 31, 2012
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$58	$—	$—	$58	$(3)
Other assets:
OREO	71	—	—	71	(8)
Private equity investments	27	—	—	27	(2)

Total	$156	$—	$—	$156	$(13)

Loans include individually impaired loans that are measured at fair value based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures

The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of March 31, 2013, and the carrying amount and the estimated fair value at December 31, 2012:

	March 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,091	$5,091	$5,091	$—	$—
Securities held to maturity	1,015	1,036	—	1,036	—
Loans held for investment, net of allowance for loan losses(1)	59,193	60,489	—	—	60,489
FDIC indemnification asset	285	153	—	—	153
Other assets	3	3	—	—	3

Liabilities
Deposits	$73,990	$74,254	$—	$74,254	$—
Commercial paper and other short-term borrowings	2,228	2,229	—	2,229	—
Long-term debt	5,314	5,512	—	5,512	—

Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$279	$279	$—	$—	$279

(1)	Excludes lease financing, net of related allowance.

	December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,491	$5,491	$5,491	$—	$—
Securities held to maturity	1,103	1,135	—	1,135	—
Loans held for investment, net of allowance for loan losses(1)	58,284	59,613	—	—	59,613
FDIC indemnification asset	338	151	—	—	151
Other assets	3	3	—	—	3

Liabilities
Deposits	$74,255	$74,524	$—	$74,524	$—
Commercial paper and other short-term borrowings	1,363	1,363	—	1,363	—
Long-term debt	5,622	5,861	—	5,861	—

Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$262	$262	$—	$—	$262

(1)	Excludes lease financing, net of related allowance.

For further information on methodologies for approximating fair values, see Note 16 to the consolidated financial statements in the Company’s 2012 Form 10-K.

Note 10—Derivative Instruments and Other Financial Instruments

The Company enters into certain derivative and other financial instruments for trading purposes, which includes customer accommodation derivative contracts, and for other-than-trading purposes, which are predominantly used for risk management.

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

Derivatives are primarily used to manage exposure to interest rate, commodity, foreign currency and credit risk, and to assist customers with their risk management objectives. The Company designates derivative instruments as those used for trading or other-than-trading purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheet at fair value.

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

The tables below present the notional amounts, and the location and fair value amounts of the Company’s derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of March 31, 2013 and December 31, 2012. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	March 31, 2013
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$7,350	Other assets	$24	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$39,545	Trading account assets	$966	Trading account liabilities	$898
Commodity contracts	5,703	Trading account assets	137	Trading account liabilities	116
Foreign exchange contracts	4,249	Trading account assets	54	Trading account liabilities	53
Equity contracts	3,691	Trading account assets	156	Trading account liabilities	157
Other contracts	89	Other assets	1	Other liabilities	4

Total derivatives not designated as hedging instruments	$53,277		$1,314		$1,228

Total derivative instruments	$60,627		$1,338		$1,228

	December 31, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments:
Interest rate contracts	$8,400	Other assets	$28	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$37,790	Trading account assets	$1,075	Trading account liabilities	$1,009
Commodity contracts	5,595	Trading account assets	167	Trading account liabilities	140
Foreign exchange contracts	4,593	Trading account assets	69	Trading account liabilities	65
Equity contracts	3,631	Trading account assets	103	Trading account liabilities	103
Other contracts	109	Other assets	1	Other liabilities	3

Total derivatives not designated as hedging instruments	$51,718		$1,415		$1,320

Total derivative instruments	$60,118		$1,443		$1,320

Derivatives Used for Other-Than-Trading Purposes

The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and future debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. In the first quarters of 2013 and 2012, the Company did not have fair value hedges. The significant hedging strategies of the Company are described below.

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

Cash Flow Hedges

Hedging Strategies for Variable Rate Loans, Borrowings and Certificates of Deposit and Other Time Deposits

The Company engages in several types of cash flow hedging strategies related to forecasted future interest payments, with the hedged risk being the changes in cash flows attributable to changes in the designated benchmark rate (i.e., U.S. dollar LIBOR). In these strategies, the hedging instruments are matched with groups of similar variable rate instruments such that the reset tenor of the variable rate instruments and that of the hedging instrument are identical at inception. Cash flow hedging instruments currently being utilized include purchased caps and interest rate swaps. At March 31, 2013, the weighted average remaining life of the currently active cash flow hedges was approximately 1.1 years.

The Company used purchased interest rate caps with a notional amount of $0.7 billion at March 31, 2013 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed borrowings. Payments received under the cap contract offset the increase in borrowing interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used purchased interest rate caps with a notional amount of $1.4 billion at March 31, 2013 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate component of forecasted issuances of short-term, fixed rate CDs. Net payments to be received under the cap contract offset increases in interest expense if the relevant LIBOR index rises above the cap’s strike rate.

The Company used interest rate swaps with a notional amount of $5.3 billion at March 31, 2013 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. Payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index.

Hedging transactions are structured at inception so that the hedging instruments have notional amounts that correspond to an equal amount of principal for loans, CDs, or borrowings. Additionally, the period in which the designated hedged cash flows occur is matched to the term of the hedged instruments. Index and repricing frequencies of the hedging instruments generally match those of the hedged items. As such, most of the ineffectiveness in the hedging relationship results from the mismatch between the timing of reset dates on the hedging instruments versus those of the loans, CDs, or borrowings.

For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At March 31, 2013, the Company expects to reclassify approximately $23 million of income from accumulated other comprehensive income to net interest income during the twelve months ending March 31, 2014. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to March 31, 2013.

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the first quarters of 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Derivatives in cash flow hedging relationships
			Interest income	$7	$2
Interest rate contracts	$6	$10	Interest expense(1)	—	—	Noninterest expense(1)	$—	$—

Total	$6	$10		$7	$2		$—	$—

(1)	Amount recognized was less than $1 million.

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

The Company offers market-linked CDs, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The Company hedges its exposure to the embedded derivative contained in market-linked CDs with a matched over-the-counter option. Both the embedded derivative and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the first quarters of 2013 and 2012:

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2013	March 31, 2012
Trading derivatives:
Interest rate contracts	$(1)	$14
Equity contracts	3	5
Foreign exchange contracts	3	7
Commodity contracts	(1)	—
Other contracts	1	—

Total	$5	$26

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

Offsetting Assets and Liabilities

During the first quarter of 2013, the Company adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which establishes new disclosures about an entity’s rights of setoff and arrangements associated with its financial instruments and derivative instruments. The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association master netting agreement (ISDA MNA) or master repurchase agreements, which generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

The following tables present the offsetting of financial assets and liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,338	$392	$946	$17	$5	$924
Securities purchased under resale agreements	24	—	24	24	—	—

Total	$1,362	$392	$970	$41	$5	$924

Financial Liabilities:
Derivative Liabilities	$1,228	$507	$721	$467	$1	$253
Securities sold under repurchase agreements	40	—	40	40	—	—

Total	$1,268	$507	$761	$507	$1	$253

	December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,443	$370	$1,073	$21	$2	$1,050
Securities purchased under resale agreements	19	—	19	19	—	—

Total	$1,462	$370	$1,092	$40	$2	$1,050

Financial Liabilities:
Derivative Liabilities	$1,320	$449	$871	$491	$121	$259
Securities sold under repurchase agreements	5	—	5	5	—	—

Total	$1,325	$449	$876	$496	$121	$259

Note 11—Accumulated Other Comprehensive Loss

The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$10	$(4)	$6
Less: Reclassification adjustment for net losses on hedges included in net income	(2)	1	(1)

Net change in unrealized losses on hedges	8	(3)	5

Securities:
Unrealized holding gains arising during the period on securities available for sale	61	(24)	37
Reclassification adjustment for net gains on securities available for sale included in net income	(19)	7	(12)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Less: accretion of fair value adjustment on held to maturity securities	(6)	3	(3)
Less: amortization of net unrealized losses on held to maturity securities	29	(11)	18

Net change in unrealized losses on securities	64	(25)	39

Foreign currency translation adjustment	1	—	1

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss(1)	26	(10)	16

Net change in pension and other benefits(1)	26	(10)	16

Net change in accumulated other comprehensive loss	$99	$(38)	$61

For the Three Months Ended March 31, 2013:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$6	$(2)	$4
Less: Reclassification adjustment for net losses on hedges included in interest income for loans and interest expense on long-term debt	(7)	3	(4)

Net change in unrealized gains on hedges	(1)	1	—

Securities:
Reclassification adjustment for net gains on securities available for sale included in securities gains, net	(96)	38	(58)
Less: accretion of fair value adjustment on securities available for sale	(15)	6	(9)
Less: accretion of fair value adjustment on held to maturity securities	(8)	3	(5)
Less: amortization of net unrealized losses on held to maturity securities	14	(6)	8

Net change in unrealized gains on securities	(105)	41	(64)

Foreign currency translation adjustment	(2)	1	(1)

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss(1)	29	(11)	18

Net change in pension and other benefits(1)	29	(11)	18

Net change in accumulated other comprehensive loss	$(79)	$32	$(47)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 6 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in accumulated other comprehensive loss balances:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Other comprehensive income before reclassifications	6	51	1	—	58
Amounts reclassified from accumulated other comprehensive loss	(1)	(12)	—	16	3

Balance, March 31, 2012	$(12)	$(68)	$1	$(669)	$(748)

Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	4	(6)	(1)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	(4)	(58)	—	18	(44)

Balance, March 31, 2013	$24	$95	$—	$(680)	$(561)

Note 12—Commitments, Contingencies and Guarantees

The following table summarizes the Company’s commitments:

(Dollars in millions)	March 31, 2013
Commitments to extend credit	$28,999
Standby and commercial letters of credit	5,930
Other commitments	712

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

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers’ acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2013, the carrying amount of the Company’s risk participations in bankers’ acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management’s credit assessment of the customer.

Note 12—Commitments, Contingencies and Guarantees (Continued)

Other commitments include commitments to fund principal investments, LIHC investments and other securities.

Principal investments include direct investments in private and public companies. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through direct investments. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.

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

The Company is a fund manager for limited liability companies issuing LIHC investments. LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. To facilitate the sale of these LIHC investments, the Company guarantees a minimum rate of return throughout the investment term of over a twelve-year weighted average period. Additionally, the Company receives guarantees, which include the timely completion of projects, availability of tax credits and operating deficit thresholds, from the limited liability partnerships and corporations issuing the LIHC investments that reduce the Company’s ultimate exposure to loss. As of March 31, 2013, the Company’s maximum exposure to loss under these guarantees was limited to a return of investor capital and minimum investment yield, or $162 million. The risk that the Company would be required to pay investors for a yield deficiency is low, based on the continued satisfactory performance of the underlying properties. At March 31, 2013, the Company had $6 million recorded related to these guarantees, which represents the remaining unamortized carrying amount of the guarantee fees that were recognized at inception. For information on the Company’s LIHC investments that were consolidated, refer to Note 5 to the consolidated financial statements in this Form 10-Q.

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2013, the current exposure to loss under these contracts totaled $31 million, and the maximum potential exposure to loss in the future was estimated at $39 million.

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

Note 13—Business Segments

The Company has three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in “Other.” The Company has two reportable business segments: Retail Banking and Corporate Banking.

Note 13—Business Segments (Continued)

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

“Other” is comprised of certain subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries, Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

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

Note 13—Business Segments (Continued)

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2013	2012	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$309	$268	$355	$324
Noninterest income (expense)	60	56	157	145

Total revenue	369	324	512	469
Noninterest expense (income)	300	264	273	236
Credit expense (income)	6	6	38	39

Income (loss) before income taxes and including noncontrolling interests	63	54	201	194
Income tax expense (benefit)	25	22	49	52

Net income (loss) including noncontrolling interest	38	32	152	142
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$38	$32	$152	$142

Total assets, end of period—Market View (Dollars in millions):	$30,606	$25,876	$39,590	$35,540

	Other		Reconciling Items
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2013	2012	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$3	$69	$(19)	$(20)
Noninterest income (expense)	53	28	(15)	(15)

Total revenue	56	97	(34)	(35)
Noninterest expense (income)	153	126	(13)	(12)
Credit expense (income)	(47)	(46)	—	—

Income (loss) before income taxes and including noncontrolling interests	(50)	17	(21)	(23)
Income tax expense (benefit)	(15)	(14)	(9)	(9)

Net income (loss) including noncontrolling interest	(35)	31	(12)	(14)
Deduct: Net loss from noncontrolling interests	4	4	—	—

Net income (loss) attributable to UNBC	$(31)	$35	$(12)	$(14)

Total assets, end of period—Market View (Dollars in millions):	$29,003	$33,133	$(2,240)	$(2,226)

	UnionBanCalCorporation
	As of and for the Three Months Ended March 31,
	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$648	$641
Noninterest income (expense)	255	214

Total revenue	903	855
Noninterest expense (income)	713	614
Credit expense (income)	(3)	(1)

Income (loss) before income taxes and including noncontrolling interests	193	242
Income tax expense (benefit)	50	51

Net income (loss) including noncontrolling interest	143	191
Deduct: Net loss from noncontrolling interests	4	4

Net income (loss) attributable to UNBC	$147	$195

Total assets, end of period—Market View (Dollars in millions):	$96,959	$92,323

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. In addition, we believe the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on our consolidated financial position or results of operations.

Item 1A.	Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2012 Form 10-K, which is incorporated by reference herein, in addition to the following information.

Company Factors

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

At this time, we cannot predict actions, if any, which the rating agencies may take regarding the Government of Japan, MUFG or BTMU, nor the ultimate effect of these developments on our credit rating.

BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against BTMU or MUFG.

BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States, Europe and Japan, which are conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU is cooperating with these investigations and has been conducting an internal investigation. Union Bank is not a member of any of these panels. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters. It is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as a member of MUFG.

Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities

We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. The federal bank regulators have announced regulatory enforcement actions against a number of large bank holding companies and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of the U.S. government’s expectations for compliance with these regulatory regimes on the part of banks operating in the U.S., including Union Bank, and may result in increased compliance costs and increased risks of regulatory sanctions.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)

Date: May 9, 2013	By:	/S/ MASASHI OKA
Masashi Oka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/S/ JOHN F. WOODS
John F. Woods
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2013	By:	/S/ ROLLAND D. JURGENS
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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

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