Form 10-Q
period 2013-06-30
UNIONBANCAL CORP
filed 2013-08-09
CIK 1011659

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
(Registrant's telephone number, including area code) (415) 765-2969

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

        Number of shares of Common Stock outstanding at July 31, 2013: 136,330,830

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, along with other reports to the Securities and Exchange Commission (SEC) and other public documents include forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. "Risk Factors," in our 2012 Annual Report on Form 10-K, Part II, Item 1A. "Risk Factors" in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2012 Annual Report on Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.

        This report includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "forecast," "outlook," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

        Examples of forward-looking statements in this report include, but are not limited to, statements about:

  •
  Our business objectives, our strategies and initiatives, our organizational structure, the growth of our business, our competitive position and prospects, and the effect of competition on our business and strategies

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

  •
  The economic outlook for the California, U.S. and global economies

  •
  The impact of changes in interest rates, our strategy to manage our interest rate risk profile and our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers' ability to service their loans

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S. including California, Washington, New York, Oregon, Illinois and Texas, and in foreign countries (including Japan and the Euro-zone)

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve Board, introduced in response to the 2008-2009 financial crises, the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the deposit insurance assessment policies of the Federal Deposit Insurance Corporation (FDIC), the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

  •
  Regulatory controls and processes and their impact on our business, including our operating costs and revenues

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss factors

  •
  Loan portfolio composition and risk grade trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities

  •
  Our hedging strategies and positions and expectations regarding reclassifications of gains or losses on hedging instruments into earnings

  •
  Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, and projected results

  •
  Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisitions of Pacific Capital Bancorp, PB Capital Corporation, and Smartstreet and our April 2010 FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and their impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from the FDIC, or must pay to the FDIC, under loss share agreements

  •
  The impact of changes in our credit rating

  •
  Maintenance of casualty and liability insurance coverage appropriate for our operations

  •
  The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

  •
  Threats to the banking sector and our business due to cybersecurity issues and attacks

  •
  The reorganization of our affiliated HighMark Funds into shares of unaffiliated mutual funds

  •
  Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1 "Business" under the captions "Competition" and "Supervision and Regulation" of our Annual Report on Form 10-K and in Item 1A. "Risk Factors" of Part II and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q, and in our other reports to the SEC.

        Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	Percent Change	June 30, 2013	June 30, 2012	Percent Change
Results of operations:
Net interest income	$666	$646	3%	$1,314	$1,287	2%
Noninterest income	205	188	9	460	402	14

Total revenue	871	834	4	1,774	1,689	5
Noninterest expense	702	599	17	1,415	1,213	17

Pre-tax, pre-provision income(1)	169	235	(28)	359	476	(25)
(Reversal of) provision for loan losses	(3)	(14)	(79)	(6)	(15)	(60)

Income before income taxes and including noncontrolling interests	172	249	(31)	365	491	(26)
Income tax expense	34	67	(49)	84	118	(29)

Net income including noncontrolling interests	138	182	(24)	281	373	(25)
Deduct: Net loss from noncontrolling interests	3	5	(40)	7	9	(22)

Net income attributable to UnionBanCal Corporation (UNBC)	$141	$187	(25)	$288	$382	(25)

Balance sheet (period average):
Total assets	$98,714	$89,479	10%	$97,687	$89,464	9%
Total securities	23,183	24,223	(4)	22,507	24,244	(7)
Total loans held for investment	63,673	54,937	16	62,122	54,543	14
Earning assets	89,292	80,625	11	88,179	80,564	9
Total deposits	75,350	64,499	17	74,807	64,462	16
UNBC Stockholder's equity	12,599	11,905	6	12,591	11,763	7
Performance Ratios:
Return on average assets(2)	0.57%	0.84%		0.59%	0.86%
Return on average UNBC stockholder's equity(2)	4.49	6.32		4.58	6.53
Efficiency ratio(3)	80.55	71.83		79.70	71.84
Adjusted efficiency ratio(4)	69.60	66.18		68.66	67.38
Net interest margin(2)(5)	3.00	3.23		3.00	3.28
Net loans charged off to average total loans held for investment(2)	0.05	0.22		0.07	0.31
Net loans charged off to average total loans held for investment, excluding purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(2)(11)	0.06	0.21		0.07	0.31

	As of
	June 30, 2013	December 31, 2012
Balance sheet (end of period):
Total assets	$102,261	$96,992	5%
Total securities	24,415	22,455	9
Total loans held for investment	65,843	60,034	10
Nonperforming assets	589	616	(4)
Core deposits(6)	65,533	63,769	3
Total deposits	77,310	74,255	4
Long-term debt	6,058	5,622	8
UNBC Stockholder's equity	12,399	12,491	(1)
Capital ratios:
Tier 1 risk-based capital ratio	11.55%	12.44%
Total risk-based capital ratio	13.63	13.93
Leverage ratio	10.36	11.18
Tier 1 common capital ratio(7)	11.47	12.35
Tangible common equity ratio(8)	9.11	9.92
Credit Ratios:
Allowance for loan losses to total loans held for investment(9)	0.95%	1.09%
Allowance for loan losses to nonaccrual loans(9)	120.11	129.47
Allowance for credit losses to total loans held for investment(10)	1.16	1.28
Allowance for credit losses to nonaccrual loans(10)	146.34	152.67
Nonperforming assets to total loans held for investment and OREO	0.89	1.02
Nonperforming assets to total assets	0.58	0.63
Nonaccrual loans to total loans held for investment	0.79	0.84
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(11):
Allowance for loan losses to total loans held for investment(9)	0.97%	1.11%
Allowance for loan losses to nonaccrual loans(9)	125.69	137.40
Allowance for credit losses to total loans held for investment(10)	1.18	1.31
Allowance for credit losses to nonaccrual loans(10)	153.18	162.05
Nonperforming assets to total loans held for investment and OREO	0.81	0.88
Nonperforming assets to total assets	0.52	0.54
Nonaccrual loans to total loans held for investment	0.77	0.81

(1)
Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover loan losses through a credit cycle.
(2)
Annualized.
(3)
The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).
(4)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities (VIEs), merger costs related to acquisitions, certain costs related to productivity initiatives and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of privatization, gains from productivity initiatives related to the sale of certain business units in 2012, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Refer to "Noninterest Expense" in this Form 10-Q for further information.
(5)
Amounts are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(6)
Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.
(7)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, if any, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
(8)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of UnionBanCal's capital structure to other financial institutions. Refer to "Capital" in this Form 10-Q for further information.
(9)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.
(10)
The allowance for credit losses ratios include the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.
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

        Please refer to our consolidated financial statements and the Notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the period ended June 30, 2013 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" or "the Company" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, one or more of its consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank). We are a wholly-owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG). BTMU's global network includes the BTMU Headquarters for the Americas, or BTMU HQA, which oversees the branches and certain subsidiaries of BTMU's operations in the Americas.

        We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, New York and Illinois, as well as nationally and internationally. We had consolidated assets of $102.3 billion at June 30, 2013.

        References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2013 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Our sources of income are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities and merchant banking fees. In the second quarter of 2013, revenue was comprised of 76 percent net interest income and 24 percent noninterest income. Changes in interest rates, credit quality, economic regulatory trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

        In the second quarter of 2013, we completed the purchase of PB Capital Corporation's (PB Capital) $3.5 billion institutional commercial real estate (CRE) lending portfolio. The acquisition expanded our CRE presence in the U.S., and provided geographic and asset class diversification.

        In December 2012, we completed the purchase of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California. The transaction enhanced our geographic footprint within California's Central Coast region where PCBC's principal subsidiary, Santa Barbara Bank & Trust, N.A., conducted its banking activities. Union Bank acquired $3.8 billion in loans held for investment and $4.7 billion in deposits.

        In October 2012 we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits.

        Our results for the first half of 2013 reflect the impact of the aforementioned acquisitions.

  BTMU and UnionBanCal Integrated Business Initiative

        In July 2013, we announced the formation of BTMU Americas Holdings, which will preside over all BTMU operations in the Americas region, including the Company. An integrated executive committee for this management structure has been appointed and is being chaired by our Chief Executive Officer, Masashi Oka, who also serves as the BTMU Chief Executive Officer for the Americas. The committee also includes other senior officers of BTMU HQA and the Company. The Company has adopted a new internal management structure as a result of this integrated business initiative, and plans to revise the composition of its management reporting operating segments in the third quarter of 2013 to reflect the new structure.

  Performance Highlights

        In the second quarter of 2013, net income was $141 million, compared with $187 million in the second quarter of 2012. The decline in net income was primarily due to higher noninterest expense, which increased to $702 million in the second quarter of 2013, compared with $599 million in the second quarter of 2012. The increase in noninterest expense was primarily due to higher salaries and employee benefits expense and net occupancy and equipment expense resulting from acquisition-related activity. Partially offsetting this increase in noninterest expense was an increase in net interest income and noninterest income. Net interest income was $666 million in the second quarter of 2013, compared with $646 million in the second quarter of 2012. The increase in net interest income was primarily due to loan growth largely offset by a lower net interest margin, which declined to 3.00 percent for the quarter ended June 30, 2013 from 3.23 percent for the quarter ended June 30, 2012. The decline reflected lower yields on total loans held for investment and securities. We expect continued pressure on our net interest margin as our balance sheet continues to reprice downward in the current low interest rate environment. Noninterest income was $205 million in the second quarter of 2013, up $17 million, or 9 percent, from the second quarter of 2012 primarily due to higher trust and investment management fees as a result of higher average fees received on assets under management.

        The provision for loan losses was a benefit of $3 million for the quarter ended June 30, 2013 compared with a benefit of $14 million for the quarter ended June 30, 2012, reflecting a continuing, but moderating pace of credit quality improvement within our loan portfolio. Our ratio of nonaccrual loans to total loans held for investment was 0.79 percent at June 30, 2013 and 0.84 percent at December 31, 2012. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.95 percent at June 30, 2013 from 1.09 percent at December 31, 2012. Annualized net loans charged off to average total loans held for investment was 0.05 percent for the quarter ended June 30, 2013 compared with 0.22 percent for the quarter ended June 30, 2012.

  Capital Ratios

        At June 30, 2013, our regulatory Tier 1 and Total risk-based capital ratios were 11.55 percent and 13.63 percent, respectively, above the well-capitalized regulatory thresholds, compared with 12.44 percent and 13.93 percent, respectively, at December 31, 2012. Our tangible common equity ratio and Tier 1 common risk-based capital ratio decreased 81 basis points and 88 basis points to 9.11 percent and 11.47 percent, respectively, at June 30, 2013. The decline in the Company's capital ratios from December 31, 2012 reflects the acquisition of PB Capital.

Financial Performance

Net Interest Income

        The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended						Increase (Decrease)
	June 30, 2013			June 30, 2012					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$21,701	$185	3.42%	$20,155	$181	3.60%	$1,546	8%	$4	2%
Commercial mortgage	11,851	112	3.79	8,276	82	3.97	3,575	43	30	37
Construction	800	7	3.30	709	8	4.67	91	13	(1)	(13)
Lease financing	1,056	9	3.53	1,015	11	4.33	41	4	(2)	(18)
Residential mortgage	23,428	220	3.77	20,357	220	4.31	3,071	15	—	—
Home equity and other consumer loans	3,500	33	3.85	3,634	35	3.87	(134)	(4)	(2)	(6)

Loans, before purchased credit-impaired loans	62,336	566	3.64	54,146	537	3.97	8,190	15	29	5
Purchased credit-impaired loans	1,337	83	24.69	791	73	37.42	546	69	10	14

Total loans held for investment	63,673	649	4.08	54,937	610	4.45	8,736	16	39	6
Securities	23,183	122	2.11	24,223	135	2.22	(1,040)	(4)	(13)	(10)
Interest-bearing deposits in banks	1,923	1	0.25	1,093	—	0.26	830	76	1	nm
Federal funds sold and securities purchased under resale agreements	123	—	0.16	64	—	0.22	59	92	—	—
Trading account assets	162	—	0.36	175	—	0.57	(13)	(7)	—	—
Other earning assets	228	1	0.53	133	—	0.21	95	71	1	nm

Total earning assets	89,292	773	3.47	80,625	745	3.71	8,667	11	28	4

Allowance for loan losses	(642)			(709)			67	9
Cash and due from banks	1,355			1,313			42	3
Premises and equipment, net	704			659			45	7
Other assets	8,005			7,591			414	5

Total assets	$98,714			$89,479			$9,235	10%

Liabilities
Interest-bearing deposits:
Transaction and money market accounts	$32,296	$26	0.32	$25,646	$14	0.22	$6,650	26	$12	86
Savings	5,666	2	0.13	5,311	2	0.16	355	7	—	—
Time	12,710	39	1.25	13,119	41	1.26	(409)	(3)	(2)	(5)

Total interest-bearing deposits	50,672	67	0.53	44,076	57	0.52	6,596	15	10	18

Commercial paper and other short-term borrowings(4)	3,224	1	0.18	4,691	3	0.26	(1,467)	(31)	(2)	(67)
Long-term debt	5,326	35	2.64	5,679	36	2.54	(353)	(6)	(1)	(3)

Total borrowed funds	8,550	36	1.71	10,370	39	1.51	(1,820)	(18)	(3)	(8)

Total interest-bearing liabilities	59,222	103	0.70	54,446	96	0.71	4,776	9	7	7

Noninterest-bearing deposits	24,678			20,423			4,255	21
Other liabilities	1,945			2,445			(500)	(20)

Total liabilities	85,845			77,314			8,531	11
Equity
UNBC Stockholder's equity	12,599			11,905			694	6
Noncontrolling interests	270			260			10	4

Total equity	12,869			12,165			704	6

Total liabilities and equity	$98,714			$89,479			$9,235	10%

Net interest income/spread (taxable-equivalent basis)		670	2.77%		649	3.00%			21	3%
Impact of noninterest-bearing deposits			0.20			0.19
Impact of other noninterest-bearing sources			0.03			0.04
Net interest margin			3.00			3.23
Less: taxable-equivalent adjustment		4			3				1	33

Net interest income		$666			$646				$20	3

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Includes interest-bearing trading liabilities.

nm = not meaningful

	For the Six Months Ended						Increase (Decrease)
	June 30, 2013			June 30, 2012					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)		Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)				Average Balance			Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$21,522	$362	3.39%	$19,902	$356	3.59%	$1,620	8%	$6	2%
Commercial mortgage	10,880	213	3.93	8,275	167	4.04	2,605	31	46	28
Construction	725	15	4.15	756	16	4.28	(31)	(4)	(1)	(6)
Lease financing	1,059	16	3.01	1,018	22	4.29	41	4	(6)	(27)
Residential mortgage	23,145	442	3.82	20,080	436	4.34	3,065	15	6	1
Home equity and other consumer loans	3,551	67	3.84	3,663	71	3.90	(112)	(3)	(4)	(6)

Loans, before purchased credit-impaired loans	60,882	1,115	3.68	53,694	1,068	3.98	7,188	13	47	4
Purchased credit-impaired loans	1,240	163	26.36	849	139	32.94	391	46	24	17

Total loans held for investment	62,122	1,278	4.13	54,543	1,207	4.43	7,579	14	71	6
Securities	22,507	243	2.16	24,244	277	2.29	(1,737)	(7)	(34)	(12)
Interest-bearing deposits in banks	2,986	4	0.25	1,412	2	0.26	1,574	111	2	100
Federal funds sold and securities purchased under resale agreements	147	—	0.18	63	—	0.22	84	133	—	—
Trading account assets	156	—	0.33	163	—	0.59	(7)	(4)	—	—
Other earning assets	261	1	0.46	139	—	0.16	122	88	1	nm

Total earning assets	88,179	1,526	3.47	80,564	1,486	3.70	7,615	9	40	3

Allowance for loan losses	(647)			(737)			90	12
Cash and due from banks	1,377			1,320			57	4
Premises and equipment, net	704			666			38	6
Other assets	8,074			7,651			423	6

Total assets	$97,687			$89,464			$8,223	9%

Liabilities
Interest-bearing deposits:
Transaction and money market accounts	$32,002	$48	0.30	$25,627	$28	0.22	$6,375	25	$20	71
Savings	5,760	4	0.13	5,295	4	0.16	465	9	—	—
Time	12,514	80	1.29	13,281	83	1.25	(767)	(6)	(3)	(4)

Total interest-bearing deposits	50,276	132	0.53	44,203	115	0.52	6,073	14	17	15

Commercial paper and other short-term borrowings(4)	2,534	2	0.19	4,513	6	0.28	(1,979)	(44)	(4)	(67)
Long-term debt	5,366	71	2.66	5,879	72	2.47	(513)	(9)	(1)	(1)

Total borrowed funds	7,900	73	1.86	10,392	78	1.52	(2,492)	(24)	(5)	(6)

Total interest-bearing liabilities	58,176	205	0.71	54,595	193	0.71	3,581	7	12	6

Noninterest bearing deposits	24,531			20,259			4,272	21
Other liabilities	2,122			2,584			(462)	(18)

Total liabilities	84,829			77,438			7,391	10
Equity
UNBC Stockholder's equity	12,591			11,763			828	7
Noncontrolling interests	267			263			4	2

Total equity	12,858			12,026			832	7

Total liabilities and equity	$97,687			$89,464			$8,223	9%

Net interest income/spread (taxable-equivalent basis)		1,321	2.76%		1,293	2.99%			28	2%
Impact of noninterest-bearing deposits			0.21			0.19
Impact of other noninterest-bearing sources			0.03			0.03
Net interest margin			3.00			3.21
Less: taxable-equivalent adjustment		7			6				1	17

Net interest income		$1,314			$1,287				$27	2

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Includes interest-bearing trading liabilities.
nm
= not meaningful

        Net interest income for the second quarter of 2013 increased $20 million, compared with the second quarter of 2012. The increase was primarily due to growth in total loans held for investment, reflecting the impact from both organic growth and the PCBC and PB Capital acquisitions. The increase in net interest income was largely offset by contraction in the net interest margin, reflecting declining yields on total loans held for investment and securities.

        Average total loans held for investment increased $8.7 billion for the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012, primarily due to growth in commercial mortgage loans, residential mortgage loans, commercial and industrial loans, and the PCBC and PB Capital acquisitions. Average interest-bearing deposits increased $6.6 billion, and average noninterest-bearing deposits increased $4.3 billion, in the second quarter of 2013 compared with the second quarter of 2012, primarily reflecting the PCBC and Smartstreet acquisitions.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the three and six months ended June 30, 2013 and 2012:

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2013	June 30, 2012			June 30, 2013	June 30, 2012
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$52	$52	$—	—%	$105	$107	(2)	(2)%
Trust and investment management fees	38	27	11	41	73	57	16	28
Trading account activities	24	25	(1)	(4)	32	56	(24)	(43)
Securities gains, net	27	28	(1)	(4)	123	47	76	162
Credit facility fees	26	26	—	—	52	51	1	2
Merchant banking fees	23	19	4	21	39	42	(3)	(7)
Brokerage commissions and fees	12	11	1	9	24	21	3	14
Other investment income	9	2	7	350	12	3	9	300
Card processing fees, net	9	8	1	13	18	16	2	13
Other, net	(15)	(10)	(5)	(50)	(18)	2	(20)	nm

Total noninterest income	$205	$188	$17	9%	$460	$402	$58	14%

nm = not meaningful

        Noninterest income in the second quarter of 2013 was $205 million, compared with $188 million in the second quarter of 2012. Trust and investment management fees increased $11 million primarily due to higher fees on assets under management. Noninterest income for the first half of 2013 increased to $460 million from $402 million in the same period in 2012. The increase was primarily due to gains from the sale of securities in the first half of 2013 which increased by $76 million compared with the first half of 2012 due to securities portfolio rebalancing activities, partially offset by a decrease in trading account activities which decreased $24 million for the first half of 2013 compared with the same period in 2012. This decrease was due to lower fees received in the first quarter of 2013 due to decreased customer activity.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2013	June 30, 2012			June 30, 2013	June 30, 2012
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$323	$270	$53	20%	$635	$535	$100	19%
Employee benefits	90	81	9	11	199	180	19	11

Salaries and employee benefits	413	351	62	18	834	715	119	17
Net occupancy and equipment	84	64	20	31	159	132	27	20
Professional and outside services	62	47	15	32	120	93	27	29
Intangible asset amortization	17	21	(4)	(19)	33	42	(9)	(21)
Software	19	17	2	12	40	34	6	18
Regulatory assessments	20	16	4	25	40	34	6	18
Low income housing credit investment amortization	20	18	2	11	35	31	4	13
Advertising and public relations	14	13	1	8	31	24	7	29
Communications	11	10	1	10	22	20	2	10
Data processing	10	9	1	11	20	18	2	11
(Reversal of) provision for losses on off-balance sheet commitments	(2)	(1)	(1)	(100)	13	(3)	16	nm
Other	34	34	—	—	68	73	(5)	(7)

Total noninterest expense	$702	$599	$103	17%	$1,415	$1,213	$202	17%

nm = not meaningful

        Noninterest expense in the second quarter of 2013 was $702 million compared with $599 million in the second quarter of 2012. Salaries and employee benefits increased $62 million primarily due to increased staff expenses, while net occupancy and equipment increased $20 million, both reflecting the acquisition of PCBC. Professional and outside services increased due to various regulatory and compliance projects and acquisition-related costs.

        The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012. The following table shows the calculation of this ratio for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Noninterest Expense	$702	$599	$1,415	$1,213
Less: Foreclosed asset expense and other credit costs	(3)	1	(4)	2
Less: (Reversal of) provision for losses on off-balance sheet commitments	(2)	(1)	13	(3)
Less: Productivity initiative costs	13	2	17	8
Less: LIHC investment amortization expense	20	18	35	31
Less: Expenses of the LIHC consolidated VIEs	6	8	12	15
Less: Merger costs related to acquisitions	44	3	84	4
Less: Net adjustments related to privatization transaction	14	21	28	43
Less: Intangible asset amortization	4	—	7	—

Net noninterest expense, as adjusted (a)	$606	$547	$1,223	$1,113

Total Revenue	$871	$834	$1,774	$1,689
Add: Net interest income taxable-equivalent adjustment	4	3	7	6
Less: Productivity initiative gains	—	—	—	23
Less: Accretion related to privatization-related fair value adjustments	3	10	8	21
Less: Other credit costs	2	—	(7)	—

Total revenue, as adjusted (b)	$870	$827	$1,780	$1,651

Adjusted efficiency ratio (a)/(b)	69.60%	66.18%	68.66%	67.38%

Income Tax Expense

        The effective income tax rate was 20 percent in the second quarter of 2013 compared with 27 percent in the second quarter of 2012. The effective income tax rate was 23 percent in the six month period ended June 30, 2013 compared with 24 percent in the six month period ended June 30, 2012. The overall decrease in the effective tax rate for the second quarter of 2013 was primarily driven by the proportionately larger impact of low-income housing and alternative energy income tax benefits on lower pre-tax income.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" and "Changes in our tax rates could affect our future results" in "Risk Factors" in Part I, Item 1A and Note 11 to the consolidated financial statements in our 2012 Form 10-K.

Balance Sheet Analysis

Securities

        Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of residential and commercial mortgage-backed securities, collateralized loan obligations (CLOs) and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. government and government-sponsored agency residential mortgage-backed securities and cash flow CLOs. A cash flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

        The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our consolidated financial statements included in this Form 10-Q.

Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	June 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$22,266	$20,827	$1,439	7%
Commercial mortgage	13,008	9,939	3,069	31
Construction	808	627	181	29
Lease financing	984	1,104	(120)	(11)

Total commercial portfolio	37,066	32,497	4,569	14

Residential mortgage	23,835	22,705	1,130	5
Home equity and other consumer loans	3,456	3,647	(191)	(5)

Total consumer portfolio	27,291	26,352	939	4

Total loans held for investment, before purchased credit-impaired loans	64,357	58,849	5,508	9
Purchased credit-impaired loans	1,486	1,185	301	25

Total loans held for investment	$65,843	$60,034	$5,809	10%

        Loans held for investment increased from December 31, 2012 to June 30, 2013 primarily due to the acquisition of PB Capital's $3.5 billion institutional CRE lending portfolio and organic growth in the commercial and industrial and residential mortgage portfolios.

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.6 billion at June 30, 2013 and $1.5 billion at December 31, 2012. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

        As of June 30, 2013, our sovereign and non-sovereign debt exposure to European countries was insignificant.

Deposits

        The table below presents our deposits as of June 30, 2013 and December 31, 2012.

			Increase (Decrease)
	June 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Interest checking	$4,251	$5,178	$(927)	(18)%
Money market	29,034	25,169	3,865	15

Total interest-bearing transaction and money market accounts	33,285	30,347	2,938	10
Savings	5,637	5,853	(216)	(4)
Time	12,733	12,577	156	1

Total interest-bearing deposits	51,655	48,777	2,878	6
Noninterest-bearing deposits	25,655	25,478	177	1

Total deposits	$77,310	$74,255	$3,055	4%

Total interest-bearing deposits include the following brokered deposits:
Interest-bearing transaction and money market accounts	$3,265	$2,474	$791	32%
Time	3,173	2,959	214	7

Total brokered deposits	$6,438	$5,433	$1,005	18%

Core Deposits:
Total deposits	$77,310	$74,255	$3,055	4%
Less: Total brokered deposits	6,438	5,433	1,005	18
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	5,339	5,053	286	6

Total core deposits	$65,533	$63,769	$1,764	3%

        Total deposits and core deposits increased $3.1 billion and $1.8 billion, respectively, from December 31, 2012 to June 30, 2013, primarily due to organic retail deposit growth. Core deposits as a percentage of total deposits were 85 percent at June 30, 2013 and 86 percent at December 31, 2012.

Allowance for Credit Losses

  Allowance Policy and Methodology

        We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section "Allowances for Credit Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 4 of our consolidated financial statements in this Form 10-Q.

  Allowance and Related Provision for Credit Losses

        The allowance for loan losses decreased $28 million to $625 million as of June 30, 2013 compared with $653 million at December 31, 2012. This decrease is primarily due to improving credit quality in our commercial and consumer portfolios, partially offset by an increase in reserve requirements for loans acquired in the PCBC and PB Capital acquisitions and updates to the attributions for certain sectors within the commercial portfolio segment. The unallocated allowance was $38 million at June 30, 2013, compared with $110 million at December 31, 2012. The allowance for credit losses for the commercial portfolio was updated to reflect an extension of the loss emergence period, which previously had been estimated within the unallocated allowance for loan losses.

        Our ratio of nonaccrual loans to total loans held for investment was 0.79 percent at June 30, 2013 and 0.84 percent at December 31, 2012. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.95 percent at June 30, 2013 from 1.09 percent at December 31, 2012. Annualized net loans charged off to average total loans held for investment was 0.05 percent for the quarter ended June 30, 2013 compared with 0.22 percent for the quarter ended June 30, 2012. Criticized credits in the commercial segment increased from $1.3 billion at December 31, 2012 to $1.4 billion at June 30, 2013. Criticized credits are those that have regulatory risk grades of "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

  Change in the Total Allowance for Loan Losses.

        The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$638	$704	$653	$764
(Reversal of) provision for loan losses, excluding FDIC covered loans	(3)	(13)	(6)	(12)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	(1)	—	(3)
Decrease in allowance covered by FDIC indemnification	(2)	(3)	—	(9)
Loans charged off:
Commercial and industrial	(11)	(10)	(12)	(44)
Commercial mortgage	(1)	(5)	(3)	(11)
Construction	—	(11)	—	(11)

Total commercial portfolio	(12)	(26)	(15)	(66)

Residential mortgage	(3)	(9)	(10)	(21)
Home equity and other consumer loans	(5)	(7)	(11)	(18)

Total consumer portfolio	(8)	(16)	(21)	(39)

FDIC covered loans	—	(2)	(3)	(2)

Total loans charged off	(20)	(44)	(39)	(107)

Recoveries of loans previously charged off:
Commercial and industrial	7	8	10	12
Commercial mortgage	2	—	2	3
Construction	—	5	—	6

Total commercial portfolio	9	13	12	21

Home equity and other consumer loans	1	—	2	1

Total consumer portfolio	1	—	2	1

FDIC covered loans	2	—	3	1

Total recoveries of loans previously charged off	12	13	17	23

Net loans charged off	(8)	(31)	(22)	(84)

Ending balance of allowance for loan losses	$625	$656	$625	$656

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$624	$652	$624	$652
Allowance for loan losses on purchased credit-impaired loans	1	4	1	4

Total allowance for loan losses	625	656	625	656

Allowance for losses on off-balance sheet commitments	136	130	136	130

Total allowance for credit losses	$761	$786	$761	$786

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

        The following table sets forth an analysis of nonperforming assets:

			Increase (Decrease)
	June 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Commercial and industrial	$69	$48	$21	44%
Commercial mortgage	62	65	(3)	(5)

Total commercial portfolio	131	113	18	16

Residential mortgage	315	306	9	3
Home equity and other consumer loans	50	56	(6)	(11)

Total consumer portfolio	365	362	3	1

Total nonaccrual loans, before purchased credit-impaired loans	496	475	21	4
Purchased credit-impaired loans	24	30	(6)	(20)

Total nonaccrual loans	520	505	15	3
OREO, before FDIC covered OREO	25	45	(20)	(44)
FDIC covered OREO	44	66	(22)	(33)

Total nonperforming assets	$589	$616	$(27)	(4)%

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$521	$520	$1	—%

Troubled debt restructurings:
Accruing	$366	$401	$(35)	(9)%

Nonaccruing (included in total nonaccrual loans above)	$245	$209	$36	17%

Allowance for loan losses	$625	$653	$(28)	(4)%

Allowance for credit losses	$761	$770	$(9)	(1)%

Troubled Debt Restructurings

        Troubled debt restructurings (TDRs) are those loans for which we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

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

        The following table provides a summary of TDRs by loan type as of June 30, 2013 and December 31, 2012. Refer to Note 4 to our consolidated financial statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial and industrial	$246	$215	1.10%	1.03%
Commercial mortgage	41	64	0.31	0.64
Construction	2	35	0.24	5.54

Total commercial portfolio	289	314	0.78	0.96

Residential mortgage	297	271	1.25	1.19
Home equity and other consumer loans	22	21	0.64	0.58

Total consumer portfolio	319	292	1.17	1.11

Total restructured loans, excluding purchased credit-impaired loans(1)	$608	$606	0.94%	1.03%

(1)
Amounts exclude $3 million and $4 million of TDRs covered by FDIC loss share agreements at June 30, 2013 and December 31, 2012, respectively.

Loans 90 Days or More Past Due and Still Accruing

        Loans held for investment 90 days or more past due and still accruing totaled $7 million and $1 million at June 30, 2013 and December 31, 2012, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $210 million and $124 million at June 30, 2013 and December 31, 2012, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios:

UnionBanCal Corporation

(Dollars in millions)	June 30, 2013	December 31, 2012
Capital Components
Tier 1 capital	$9,931	$9,864
Tier 2 capital	1,789	1,184

Total risk-based capital	$11,720	$11,048

Risk-weighted assets	$85,987	$79,321

Average total assets for leverage capital purposes	$95,862	$88,265

	June 30, 2013		December 31, 2012		June 30, 2013 Minimum Regulatory Requirement			June 30, 2013 "Well-Capitalized" Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$9,931	11.55%	$9,864	12.44%	≥$	3,439	4.0%	≥$	5,159	6.0%
Total capital (to risk-weighted assets)	11,720	13.63	11,048	13.93	≥	6,878	8.0	≥	8,598	10.0
Tier 1 leverage(1)	9,931	10.36	9,864	11.18	≥	3,834	4.0	≥	na	na

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

na—not applicable

Union Bank, N.A.

(Dollars in millions)	June 30, 2013	December 31, 2012
Capital Components
Tier 1 capital	$9,234	$9,192
Tier 2 capital	1,770	1,170

Total risk-based capital	$11,004	$10,362

Risk-weighted assets	$85,121	$78,674

Average total assets for leverage capital purposes	$95,319	$87,456

	June 30, 2013		December 31, 2012		June 30, 2013 Minimum Regulatory Requirement			June 30, 2013 "Well-Capitalized" Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$9,234	10.85%	$9,192	11.68%	≥$	3,405	4.0%	≥$	5,107	6.0%
Total capital (to risk-weighted assets)	11,004	12.93	10,362	13.17	≥	6,810	8.0	≥	8,512	10.0
Tier 1 leverage(1)	9,234	9.69	9,192	10.51	≥	3,813	4.0	≥	4,766	5.0

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

        Both the Company and the Bank are subject to various regulations of the federal banking agencies, including requirements to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio). The Company and the Bank interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. As of June 30, 2013, management believes the capital ratios of the Company and the Bank met all regulatory requirements of "well-capitalized" institutions. During the second quarter of 2013, Union Bank issued $750 million of subordinated debt to BTMU. The subordinated debt qualifies as Tier 2 capital.

        In January 2013, the Company timely filed its Capital Plan Review (CapPR) with the Federal Reserve. The CapPR is an assessment of the capital plans of bank holding companies in the U.S. with total assets exceeding $50 billion that were not included in the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) of the largest U.S. bank holding companies. In March 2013, the Company was notified by the Federal Reserve that it did not object to the Company's planned capital actions. The Federal Reserve's regulations provide that a bank holding company may be required to revise and re-submit its capital plan if certain material events occur after adoption of its plan.

        Commencing in January 2014, the Company will file its annual capital plan under the provisions mandated by the Federal Reserve's CCAR program. The Company's 2014 CCAR submission will encompass a range of expected and stressed economic and financial market scenarios and will include an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. As part of the 2014 CCAR process, the Federal Reserve will also generate a supervisory stress test using the information provided by the Company to estimate performance and advise us as to whether it objects to any of our proposed capital actions. The Federal Reserve will publish its supervisory stress test results and the related CCAR results taking into account the Company's proposed capital actions.

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

        The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of June 30, 2013 and December 31, 2012:

			Increase (Decrease)
	June 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Total UNBC stockholder's equity	$12,399	$12,491	$(92)	(1)%
Goodwill	(3,186)	(2,942)	(244)	(8)
Intangible assets, except mortgage servicing rights (MSRs)	(321)	(373)	52	14
Deferred tax liabilities related to goodwill and intangible assets	118	129	(11)	(9)

Tangible common equity (a)	$9,010	$9,305	$(295)	(3)

Tier 1 capital, determined in accordance with regulatory requirements	$9,931	$9,864	$67	1
Junior subordinated debt payable to trusts	(66)	(66)	—	—

Tier 1 common equity (b)	$9,865	$9,798	$67	1

Total assets	$102,261	$96,992	$5,269	5
Goodwill	(3,186)	(2,942)	(244)	(8)
Intangible assets, except MSRs	(321)	(373)	52	14
Deferred tax liabilities related to goodwill and intangible assets	118	129	(11)	(9)

Tangible assets (c)	$98,872	$93,806	$5,066	5

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$85,987	$79,321	$6,658	8%

Tangible common equity ratio (a)/(c)	9.11%	9.92%
Tier 1 common capital ratio (b)/(d)	11.47	12.35

        In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules in accordance with certain transition provisions. Under the rules as adopted, banking organizations will be required to determine their regulatory capital requirements under either the advanced approaches or the standardized approach. Banking organizations may elect to use the advanced approaches (with regulatory approval), and certain banking organizations will be required to use the advanced approaches (e.g., those with total assets of $250 billion or more). For banking organizations whose regulatory capital requirements are determined under the advanced approaches, which we expect will include the Company, the effective date and the beginning of the transitional adjustments will be January 1, 2014, and for other banking organizations, January 1, 2015. The final rules establish more restrictive capital definitions, create additional categories and higher risk weightings for certain asset classes and off-balance sheet exposures, higher minimum capital and leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. The advanced approaches banking organizations will also be subject to a new and separate supplementary leverage ratio under which they will be required to maintain capital against not only on-balance sheet assets but also certain off-balance sheet assets and exposures, including derivative exposures. Banking organizations that are subject to the advanced approaches must include most elements of their accumulated other comprehensive income (AOCI) in determining their regulatory capital; banking organizations using the standardized approach may make a one-time permanent opt-out election to exclude most AOCI elements from regulatory capital. Advanced approaches banking organizations must also determine their capital ratios with reference to the lower of the standardized or advanced approaches.

        The Company is evaluating the impact that these recently adopted rules of the U.S. federal banking agencies will have on its capital position and capital management policy and expects that it will be able to satisfy the minimum capital requirements within the prescribed implementation timelines. For additional information, see Item 1A. Risk Factors— "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in this Form 10-Q and "Supervision and Regulation—Regulatory Capital Standards" in our 2012 Report on Form 10-K.

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

  Risk Governance

        The Board of Directors (Board), directly or through its appropriate committee, approves our Asset Liability Management Policy (ALM Policy), which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Company's risk tolerance by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes Asset Liability Management Committee (ALCO) responsibilities and requires independent review and oversight of market and liquidity risk activities.

        The Risk & Capital Committee (RCC), composed of selected senior officers of the Company strives, among other things, to ensure that the Company has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Company, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company's activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

(Dollars in millions)	June 30, 2013	December 31, 2012
Effect on net interest income:
Increase 200 basis points	$136.5	$118.8
as a percentage of base case net interest income	5.12%	4.42%
Decrease 100 basis points	$(59.4)	$(49.1)
as a percentage of base case net interest income	(2.23)%	(1.83)%

        An increase in rates increases net interest income. During the second quarter of 2013, the Company's asset sensitive profile increased slightly as changes were made to balance sheet composition and as a result of new activity forecasted to occur over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but in the current low-interest rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company's historical deposit pricing to forecast future deposit pricing in its scenarios. Management's response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed customer behaviors and future competitive responses with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing and investment, funding and hedging activities.

  Investment Securities

        Our ALM securities portfolio is composed of available for sale and held to maturity securities. As of June 30, 2013, this portfolio totaled $22.5 billion and was composed of $21.6 billion of available for sale securities and $0.9 billion of held to maturity securities. As of December 31, 2012, this portfolio totaled $20.9 billion and was composed of $19.8 billion of available for sale securities and $1.1 billion of held to maturity securities. The expected weighted average life of our ALM securities portfolio was 5.1 years at June 30, 2013. Based on current prepayment projections, the estimated ALM securities portfolio's effective duration was 3.9 at June 30, 2013, compared with 2.3 at December 31, 2012. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.9 suggests an expected price decrease of approximately 3.9 percent for an immediate 1 percent parallel increase in interest rates. At June 30, 2013, approximately $7.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law.

        In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.7 billion of direct bank purchase bonds which are managed within our Corporate Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

  ALM Derivatives

        Since December 31, 2012, the notional amount of the ALM derivatives portfolio decreased by $6.4 billion. The Bank terminated $4.6 billion of receive fixed interest rate swap contracts previously used to hedge floating rate commercial loans and $2.0 billion of interest rate caps previously used to hedge interest-bearing deposits. In addition, $750 million of interest rate swaps and $1.0 billion of interest rate caps matured during the period. The interest rate swaps were partly replaced by $2.0 billion of new receive fixed interest rate swap contracts to hedge floating rate commercial loans.

        The fair value of the ALM derivatives portfolio decreased as a result of the terminations noted above and the decline in the value of interest rate swap contracts due to increases in interest rates. For additional discussion of derivative instruments and our hedging strategies, see Note 10 to our consolidated financial statements in this Form 10-Q and Note 17 to our consolidated financial statements included in our 2012 Form 10-K.

(Dollars in millions)	June 30, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap receive fixed contracts	$2,000	$5,300	$(3,300)
Interest rate cap purchased contracts	—	3,100	(3,100)
Other contracts	176	109	67

Total interest rate contracts	$2,176	$8,509	$(6,333)

Fair value of positions held for purposes other than trading:
Gross positive fair value	$3	$29	$(26)
Gross negative fair value	12	3	9

Positive (negative) fair value of positions, net	$(9)	$26	$(35)

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

        As of June 30, 2013, we had notional amounts of $43.9 billion of interest rate derivative contracts, $3.2 billion of foreign exchange derivative contracts and $4.1 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of June 30, 2013, notional amounts of $1.1 billion, $2.1 billion and $3.7 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked certificates of deposit.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2013 and December 31, 2012, and the change in fair value between June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$43,941	$37,790	$6,151
Commodity contracts	6,249	5,595	654
Foreign exchange contracts(1)	4,252	4,050	202
Equity contracts	3,746	3,631	115

Total	$58,188	$51,066	$7,122

Fair value of positions held for trading purposes:
Gross positive fair value	$1,141	$1,413	$(272)
Gross negative fair value	999	1,317	(318)

Positive fair value of positions, net	$142	$96	$46

(1)
Excludes spot contracts with a notional amount of $0.3 billion and $0.5 billion at June 30, 2013 and December 31, 2012, respectively.

Liquidity Risk

        Liquidity risk is the risk that the Company's financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its contractual, including contingent, obligations. The objective of liquidity risk management is to maintain a sufficient amount of liquidity and diversity of funding sources to allow the Company to meet obligations in both stable and adverse conditions.

        The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. The Company's corporate treasury department (Corporate Treasury) formulates the Company's liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. Our Contingency Funding Plan identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Company's normal funding activities.

        Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios that would adversely affect the Bank's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources or selling assets.

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

        Wholesale funding increased to $13.6 billion at June 30, 2013, up $3.6 billion from $10.0 billion at December 31, 2012. Total deposits increased $3.0 billion from $74.3 billion at December 31, 2012 to $77.3 billion at June 30, 2013.

        Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2013, our core deposits totaled $65.5 billion and our total loan-to-total core deposit ratio was 100.0 percent.

        The Bank maintains a variety of funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of June 30, 2013, the Bank had $1.8 billion of secured borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $31.4 billion.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $2.5 billion from $12.9 billion at December 31, 2012 to $15.4 billion at June 30, 2013.

  •
  The Bank has an $8.0 billion unsecured Bank Note Program, of which $4.7 billion was available for issuance at June 30, 2013. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. The Company has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of June 30, 2013, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

        We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our funding needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, see

"The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" in Part II, Item 1A. "Risk Factors" in this Form 10-Q. The following table provides our credit ratings as of June 30, 2013:

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

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

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended June 30,		Increase (Decrease)		As of and for the Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$303	$272	$31	11%	$362	$324	$38	12%
Noninterest income (expense)	60	58	2	3	166	151	15	10

Total revenue	363	330	33	10	528	475	53	11
Noninterest expense (income)	302	263	39	15	277	243	34	14
Credit expense (income)	7	6	1	17	39	38	1	3

Income (loss) before income taxes and including noncontrolling interests	54	61	(7)	(11)	212	194	18	9
Income tax expense (benefit)	21	24	(3)	(13)	52	50	2	4

Net income (loss) including noncontrolling interest	33	37	(4)	(11)	160	144	16	11
Deduct: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$33	$37	$(4)	(11)	$160	$144	$16	11

Average balances—Market View (Dollars in millions):
Total loans held for investment	$29,283	$25,081	$4,202	17	$36,125	$31,333	$4,792	15
Total assets	30,700	26,113	4,587	18	42,727	36,439	6,288	17
Total deposits	33,032	25,116	7,916	32	40,383	34,841	5,542	16

	Other				Reconciling Items
	As of and for the Three Months Ended June 30,		Increase (Decrease)		As of and for the Three Months Ended June 30,
	2013	2012	Amount	Percent	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$20	$71	$(51)	(72)%	$(19)	$(21)
Noninterest income (expense)	(4)	(6)	2	33	(17)	(15)

Total revenue	16	65	(49)	(75)	(36)	(36)
Noninterest expense (income)	137	104	33	32	(14)	(11)
Credit expense (income)	(49)	(58)	9	16	—	—

Income (loss) before income taxes and including noncontrolling interests	(72)	19	(91)	(479)	(22)	(25)
Income tax expense (benefit)	(31)	2	(33)	nm	(8)	(9)

Net income (loss) including noncontrolling interest	(41)	17	(58)	(341)	(14)	(16)
Deduct: Net loss from noncontrolling interests(1)	3	5	(2)	(40)	—	—

Net income (loss) attributable to UNBC	$(38)	$22	$(60)	(273)	$(14)	$(16)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$438	$717	$(279)	(39)	$(2,173)	$(2,194)
Total assets	27,514	29,165	(1,651)	(6)	(2,227)	(2,238)
Total deposits	4,925	6,981	(2,056)	(29)	(2,990)	(2,439)

	UnionBanCal Corporation
	As of and for the Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$666	$646	$20	3
Noninterest income (expense)	205	188	17	9

Total revenue	871	834	37	4
Noninterest expense (income)	702	599	103	17
Credit expense (income)	(3)	(14)	11	(79)

Income (loss) before income taxes and including noncontrolling interests	172	249	(77)	(31)
Income tax expense (benefit)	34	67	(33)	(49)

Net income (loss) including noncontrolling interest	138	182	(44)	(24)
Deduct: Net loss from noncontrolling interests(1)	3	5	(2)	(40)

Net income (loss) attributable to UNBC	$141	$187	$(46)	(25)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$63,673	$54,937	$8,736	16
Total assets	98,714	89,479	9,235	10
Total deposits	75,350	64,499	10,851	17

(1)
Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

nm = not meaningful

	Retail Banking				Corporate Banking
	As of and for the Six Months Ended June 30,		Increase (Decrease)		As of and for the Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$612	$540	$72	13%	$717	$647	$70	11%
Noninterest income (expense)	120	114	6	5	323	300	23	8

Total revenue	732	654	78	12	1,040	947	93	10
Noninterest expense (income)	602	527	75	14	550	483	67	14
Credit expense (income)	13	12	1	8	77	77	—	—

Income (loss) before income taxes and including noncontrolling interests	117	115	2	2	413	387	26	7
Income tax expense (benefit)	46	45	1	2	101	102	(1)	(1)

Net income (loss) including noncontrolling interest	71	70	1	1	312	285	27	9
Deduct: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$71	$70	$1	1	$312	$285	$27	9

Average balances—Market View (Dollars in millions):
Total loans held for investment	$29,092	$24,819	$4,273	17	$34,776	$31,136	$3,640	12
Total assets	30,533	25,854	4,679	18	41,382	36,151	5,231	14
Total deposits	32,221	24,977	7,244	29	40,570	34,506	6,064	18

	Other				Reconciling Items
	As of and for the Six Months Ended June 30,		Increase (Decrease)		As of and for the Six Months Ended June 30,
	2013	2012	Amount	Percent	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$23	$141	$(118)	(84)%	$(38)	$(41)
Noninterest income (expense)	49	18	31	172	(32)	(30)

Total revenue	72	159	(87)	(55)	(70)	(71)
Noninterest expense (income)	290	226	64	28	(27)	(23)
Credit expense (income)	(96)	(104)	8	8	—	—

Income (loss) before income taxes and including noncontrolling interests	(122)	37	(159)	(430)	(43)	(48)
Income tax expense (benefit)	(46)	(11)	(35)	(318)	(17)	(18)

Net income (loss) including noncontrolling interest	(76)	48	(124)	(258)	(26)	(30)
Deduct: Net loss from noncontrolling interests(1)	7	9	(2)	(22)	—	—

Net income (loss) attributable to UNBC	$(69)	$57	$(126)	(221)	$(26)	$(30)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$439	$781	$(342)	(44)	$(2,185)	$(2,193)
Total assets	28,008	29,694	(1,686)	(6)	(2,236)	(2,235)
Total deposits	4,771	7,389	(2,618)	(35)	(2,755)	(2,410)

	UnionBanCal Corporation
	As of and for the Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$1,314	$1,287	$27	2%
Noninterest income (expense)	460	402	58	14

Total revenue	1,774	1,689	85	5
Noninterest expense (income)	1,415	1,213	202	17
Credit expense (income)	(6)	(15)	9	60

Income (loss) before income taxes and including noncontrolling interests	365	491	(126)	(26)
Income tax expense (benefit)	84	118	(34)	(29)

Net income (loss) including noncontrolling interest	281	373	(92)	(25)
Deduct: Net loss from noncontrolling interests(1)	7	9	(2)	(22)

Net income (loss) attributable to UNBC	$288	$382	$(94)	(25)

Average balances—Market View (Dollars in millions):
Total loans held for investment	$62,122	$54,543	$7,579	14
Total assets	97,687	89,464	8,223	9
Total deposits	74,807	64,462	10,345	16

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

        Retail Banking is comprised of two major divisions:

  •
  the Community Banking Division serves its customers through 358 full-service branches in California and 48 full-service branches in Washington and Oregon. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

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

        At June 30, 2013, 57 percent of our residential mortgage loans had current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 4 of our consolidated financial statements included in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at June 30, 2013.

        We do not have a program for originating or purchasing subprime loan products. The Bank's "no doc" and "low doc" loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At June 30, 2013, the outstanding balances of the "no doc" and "low doc" portfolios were approximately 30 percent of our total residential loan portfolio. At June 30, 2013, the aggregate balance of "no doc" and "low doc" loans past due 30 days or more was $140 million, compared with $154 million at December 31, 2012. These loan delinquency rates remained below the industry average for California prime loans.

        Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. We had approximately 33 percent and 34 percent of these home equity loans and lines supported by first liens on residential properties at June 30, 2013 and December 31, 2012. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations.

        During the first half of 2013, net income for Retail Banking increased 1 percent compared with the same period in 2012, resulting from a 13 percent increase in net interest income and a 5 percent increase in noninterest income, partially offset by a 14 percent increase in noninterest expense. The increases in net interest income and noninterest expense were primarily related to our PCBC acquisition. Average asset growth in the first half of 2013 compared with the same period in 2012 was primarily driven by a 17 percent increase in average loans held for investment, mainly in residential mortgages, reflecting both our PCBC acquisition and organic loan growth. Average deposits increased 29 percent during the first half of 2013 compared with the same period in 2012, driven by both the PCBC acquisition and organic deposit generation. Retail Banking continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

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

        One of the primary strategies of our Corporate Banking business units is to target industries and companies for which we can reasonably expect to be one of our customers' preferred banks. Consistent with this strategy, Corporate Banking attempts to serve a large part of the targeted customers' credit and depository needs. Corporate Banking competes with other banks primarily on the basis of the quality of our relationship managers, the level of industry expertise, the delivery of quality customer service, and our reputation as a commercial lending institution. We also compete with a variety of other financial services companies as well as non-bank companies. Competitors include other major California banks, as well as regional, national and international banks. In addition, we compete with investment banks, commercial finance companies, leasing companies and insurance companies.

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

  •
  the Global Capital Markets Division helps to serve our customers with their foreign exchange, interest rate and energy risk management needs in addition to facilitating merchant and investment banking related transactions. The division takes market risk when buying and selling securities, interest rate derivatives and foreign exchange contracts for its own account and accepts limited market risk when providing commodity and equity derivative contracts, since a significant portion of the market risk for these products is offset with third parties. Additionally, the division's leasing arm provides lease and other financing services to corporate customers;

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

  —
  UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core products areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank's geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products; and

  —
  Asset Management includes HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, which provides investment management and advisory services to institutional clients as well as investment advisory services to the affiliated HighMark Funds. During the third quarter 2013, the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds is expected to be completed, after which HighMark Capital Management, Inc. will provide investment management sub-advisory services to unaffiliated mutual funds. HighMark Capital Management, Inc. also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals.

        Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either June 30, 2013 or December 31, 2012.

        Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. Geographically, 58 percent of the construction loan portfolio was domiciled in California as of June 30, 2013. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 63 percent of which were to borrowers located in California, 8 percent in New York, 5 percent in Washington, and the remaining 24 percent in various other states as of June 30, 2013.

        Lease financing includes either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At June 30, 2013, we had leveraged leases of $584 million, which were net of non-recourse debt of approximately $1.0 billion. In accordance with accounting guidance for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

        During the first half of 2013, net income for Corporate Banking increased 9 percent compared with the same period in 2012, primarily resulting from an 11 percent increase in net interest income and an 8 percent increase in noninterest income. The increase in net interest income was the result of strong asset growth, as well as our PCBC and PB Capital acquisitions. The increase in noninterest income included gains on the sale of lease financings, partially offset by lower trading income. During the first half of 2013, average deposits increased 18 percent compared with the same period in 2012, primarily due to a 22 percent increase in noninterest-bearing deposits and a 15 percent increase in interest-bearing deposits, partially reflecting the impact of our PCBC and Smartstreet acquisitions.

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

        During the first half of 2013, net income decreased by $126 million compared with the same period in 2012, resulting from a $118 million decrease in net interest income and a $64 million increase in noninterest expense, partially offset by a $31 million increase in noninterest income. The decrease in net interest income was primarily the result of decreased income from securities that were sold as part of the Company's portfolio rebalancing activities. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits, as well as a $13 million provision for losses on off-balance sheet commitments in the first half of 2013, compared with a benefit of $3 million in the same period in 2012. The increase in noninterest income was primarily due to a $76 million increase in gains on the sale of securities. The increase was partially offset by a $26 million gain on the sale of certain business units related to productivity initiatives in the first half of 2012 and a $12 million decrease in indemnification asset accretion, driven by better than expected FDIC covered loans performance, in the first half of 2013.

Critical Accounting Estimates

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance with U.S. GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans and FDIC indemnification asset, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

        For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2012 Form 10-K. There have been no material changes to these critical accounting estimates during the second quarter of 2013.

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

        We are disclosing the following information pursuant to Section 13(r) of the U.S. Securities Exchange Act of 1934 (Exchange Act), which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly-owned by MUFG, a Japanese corporation, our disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a detailed description of reportable activity under Section 13(r) and have received the following information:

        During the quarter ended June 30, 2013, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG's non-U.S. affiliate. Specifically, MUFG's non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended June 30, 2013, the aggregate interest and fee income relating to these transactions was less than ¥25 million, representing less than 0.005 percent of MUFG's total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2013, the average aggregate balance of deposits held in these accounts represented less than 0.005 percent of the average balance of MUFG's total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG's total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was approximately ¥500 million, representing less than 0.001 percent of MUFG's total loans, as of June 30, 2013. For the quarter ended June 30, 2013, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG's total interest and fee income.

        We understand that BTMU will continue to limit its participation in these types of transactions mainly to arrange financing transactions relating to customer imports of Iranian crude oil into Japan, maintain accounts in Japan of Iranian entities and individuals, and obtain interest and fee income and repayment of principal in connection with existing loans to borrowers in or affiliated with Iran, in each case to the extent permitted by applicable laws and regulations.

        As of the date of this report, to our knowledge, there are no other activities, transactions or dealings by us during the quarter ended June 30, 2013 that require disclosure in this Form 10-Q under Section 13(r) of the Exchange Act. For affiliates that we do not control and that are or may be our affiliates solely due to their possible common control by our parent MUFG, we have relied upon MUFG for information regarding their activities, transactions and dealings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2013. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control Over Financial Reporting.    During the second quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Interest Income
Loans	$649	$608	$1,278	$1,202
Securities	118	134	236	276
Interest income—other	2	—	5	2

Total interest income	769	742	1,519	1,480

Interest Expense
Deposits	67	57	132	115
Long-term debt	35	36	71	72
Commercial paper and other short-term borrowings	1	3	2	6

Total interest expense	103	96	205	193

Net Interest Income	666	646	1,314	1,287
(Reversal of) provision for loan losses	(3)	(14)	(6)	(15)

Net interest income after (reversal of) provision for loan losses	669	660	1,320	1,302

Noninterest Income
Service charges on deposit accounts	52	52	105	107
Trust and investment management fees	38	27	73	57
Trading account activities	24	25	32	56
Securities gains, net	27	28	123	47
Credit facility fees	26	26	52	51
Merchant banking fees	23	19	39	42
Brokerage commissions and fees	12	11	24	21
Card processing fees, net	9	8	18	16
Other, net	(6)	(8)	(6)	5

Total noninterest income	205	188	460	402

Noninterest Expense
Salaries and employee benefits	413	351	834	715
Net occupancy and equipment	84	64	159	132
Professional and outside services	62	47	120	93
Intangible asset amortization	17	21	33	42
Regulatory assessments	20	16	40	34
(Reversal of) provision for losses on off-balance sheet commitments	(2)	(1)	13	(3)
Other	108	101	216	200

Total noninterest expense	702	599	1,415	1,213

Income before income taxes and including noncontrolling interests	172	249	365	491
Income tax expense	34	67	84	118

Net Income Including Noncontrolling Interests	138	182	281	373
Deduct: Net loss from noncontrolling interests	3	5	7	9

Net Income Attributable to UnionBanCal Corporation (UNBC)	$141	$187	$288	$382

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Net Income Attributable to UNBC	$141	$187	$288	$382
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(3)	15	(3)	20
Net change in unrealized gains (losses) on investment securities	(330)	47	(394)	86
Foreign currency translation adjustment	(2)	(1)	(3)	—
Net change in gains (losses) on pension and other postretirement benefits	17	14	35	30

Total other comprehensive income (loss)	(318)	75	(365)	136

Comprehensive Income (Loss) Attributable to UNBC	(177)	262	(77)	518
Comprehensive loss from noncontrolling interests	(3)	(5)	(7)	(9)

Total Comprehensive Income (Loss)	$(180)	$257	$(84)	$509

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions except for per share amount)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$1,405	$1,845
Interest bearing deposits in banks	1,899	3,477
Federal funds sold and securities purchased under resale agreements	50	169

Total cash and cash equivalents	3,354	5,491
Trading account assets (includes $4 at June 30, 2013 and $1 at December 31, 2012 of assets pledged as collateral)	844	1,208
Securities available for sale	23,510	21,352
Securities held to maturity (Fair value: June 30, 2013, $891; December 31, 2012, $1,135)	905	1,103
Loans held for investment	65,843	60,034
Allowance for loan losses	(625)	(653)

Loans held for investment, net	65,218	59,381
Premises and equipment, net	699	710
Intangible assets	322	376
Goodwill	3,186	2,942
FDIC indemnification asset	233	338
Other assets	3,990	4,091

Total assets	$102,261	$96,992

Liabilities
Deposits:
Noninterest bearing	$25,655	$25,478
Interest bearing	51,655	48,777

Total deposits	77,310	74,255
Commercial paper and other short-term borrowings	3,792	1,363
Long-term debt	6,058	5,622
Trading account liabilities	566	895
Other liabilities	1,866	2,102

Total liabilities	89,592	84,237

Commitments, contingencies and guarantees—See Note 12
Equity
UNBC stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of June 30, 2013 and December 31, 2012	136	136
Additional paid-in capital	5,979	5,994
Retained earnings	7,163	6,875
Accumulated other comprehensive loss	(879)	(514)

Total UNBC stockholder's equity	12,399	12,491
Noncontrolling interests	270	264

Total equity	12,669	12,755

Total liabilities and equity	$102,261	$96,992

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	UNBC Stockholder's Equity
(in millions, except shares)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
BALANCE DECEMBER 31, 2011	$136	$5,989	$6,246	$(809)	$268	$11,830

Net income (loss)			382		(9)	373
Other comprehensive income (loss), net of tax				136		136
Compensation—restricted stock units		(4)				(4)
Other					(6)	(6)

Net change	—	(4)	382	136	(15)	499

BALANCE JUNE 30, 2012	$136	$5,985	$6,628	$(673)	$253	$12,329

BALANCE DECEMBER 31, 2012	$136	$5,994	$6,875	$(514)	$264	$12,755

Net income (loss)			288		(7)	281
Other comprehensive income (loss), net of tax				(365)		(365)
Compensation—restricted stock units		(15)				(15)
Other					13	13

Net change	—	(15)	288	(365)	6	(86)

BALANCE JUNE 30, 2013	$136	$5,979	$7,163	$(879)	$270	$12,669

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2013	2012
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$281	$373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(6)	(15)
(Reversal of) provision for losses on off-balance sheet commitments	13	(3)
Depreciation, amortization and accretion, net	229	234
Stock-based compensation—restricted stock units	10	(4)
Deferred income taxes	(28)	(15)
Net gains on sales of securities	(123)	(47)
Net decrease (increase) in trading account assets	364	(102)
Net decrease (increase) in other assets	(238)	82
Net increase (decrease) in trading account liabilities	(329)	(63)
Net increase (decrease) in other liabilities	64	(430)
Loans originated for sale	(52)	(6)
Net proceeds from sale of loans originated for sale	76	6
Other, net	26	(52)

Total adjustments	6	(415)

Net cash provided by (used in) operating activities	287	(42)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	5,585	4,124
Proceeds from paydowns and maturities of securities available for sale	2,015	3,125
Purchases of securities available for sale	(9,996)	(4,830)
Proceeds from paydowns and maturities of securities held to maturity	212	78
Purchases of premises and equipment	(53)	(41)
Proceeds from sales of loans	199	189
Net decrease (increase) in loans	(2,640)	(2,043)
Proceeds from FDIC loss share agreements	7	36
Net cash paid for acquisitions	(3,688)	—
Other, net	13	(10)

Net cash provided by (used in) investing activities	(8,346)	628

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	3,055	(977)
Net increase (decrease) in commercial paper and other short-term borrowings	2,429	(648)
Proceeds from issuance of subordinated debt due to BTMU	750	—
Proceeds from issuance of long-term debt	—	895
Repayment of long-term debt	(300)	(1,125)
Other, net	(25)	1
Change in noncontrolling interests	13	(6)

Net cash provided by (used in) financing activities	5,922	(1,860)

Net change in cash and cash equivalents	(2,137)	(1,274)
Cash and cash equivalents at beginning of period	5,491	4,195

Cash and cash equivalents at end of period	$3,354	$2,921

Cash Paid During the Period For:
Interest	$204	$205
Income taxes, net	21	175
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	214	143
Transfer of loans held for investment to other real estate owned assets (OREO)	17	52
Securities available for sale transferred to securities held to maturity	—	155

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations

        The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2013 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

        Beginning in 2013, fees associated with certain unused commitment balances are classified within credit facility fees in noninterest income. Such fees were previously recorded in loan interest income and totaled $13 million for the three months ended June 30, 2012 and $25 million for the six months ended June 30, 2012. The Company has corrected the prior period presentation to conform to the presentation adopted at the beginning of 2013.

Recently Issued Accounting Pronouncements That Are Not Yet Effective

  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

        In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented. Early adoption is permitted. Management is currently assessing the impact of this guidance on the Company's financial position or results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

  Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

        In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income when a parent deconsolidates or derecognizes a subsidiary or group of assets that is a not for profit activity or a business within a foreign entity or deconsolidates or derecognizes investments in a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. Early adoption is permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

  Investment Companies—Amendments to the Scope, Measurement, and Disclosure Requirements

        In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement, and Disclosure Requirements, which changes the criteria for determining whether an entity meets the definition of an investment company, requires investment companies to measure noncontrolling ownership interests in other investment companies at fair value (rather than using the equity method of accounting), and requires additional disclosures for investment companies. This guidance is effective for interim and annual periods beginning on January 1, 2014. The revised investment company accounting must be applied to all entities that meet the new investment company definition on the effective date, with a cumulative effect adjustment to beginning retained earnings. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

  Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

        In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which will now permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes. The guidance also removes the existing restriction on using different benchmark rates for similar hedge accounting relationships. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This guidance is applied prospectively beginning on January 1, 2014 to all unrecognized tax benefits

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

that exist on that date, with retrospective application permitted. Early adoption is also permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

Note 2—Business Combinations

        On December 1, 2012, the Company completed its acquisition of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for $1.5 billion in cash.

        The assets acquired and liabilities assumed from PCBC were recorded at their estimated fair values on the acquisition date. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values were primarily determined through the use of inputs that were not observable from market-based information. During the first six months of 2013, management reviewed and, where necessary, adjusted the acquisition date fair values for circumstances that existed as of the acquisition date. Management may further adjust the provisional fair values for a period of up to one year from the date of acquisition. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, and the residual effects the adjustments would have on goodwill.

        The following table presents the net assets acquired from PCBC and the estimated purchase accounting adjustments as of the acquisition date. During the first six months of 2013, measurement period adjustments were applied to the acquisition date fair values, which increased goodwill by $17 million.

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

        For further information related to the PCBC acquisition, see Note 2 to the consolidated financial statements in the Company's 2012 Form 10-K. For further information related to goodwill, see Note 5 to the consolidated financial statements in the Company's 2012 Form 10-K.

  Acquisition of PB Capital

        During the second quarter of 2013, the Company acquired PB Capital Corporation's (PB Capital) institutional commercial real estate (CRE) lending division for $3.7 billion in cash. The acquisition will expand the Company's CRE presence in the U.S., and provide geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The

Note 2—Business Combinations (Continued)

assets acquired were recorded at acquisition date fair values of $3.4 billion, resulting in goodwill as of the acquisition date of $227 million, which was allocated to the Company's Corporate Banking reportable business segment. These fair value estimates are considered provisional and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Note 3—Securities

Securities Available for Sale

        At June 30, 2013 and December 31, 2012, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	June 30, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$362	$2	$—	$364
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	14,930	57	314	14,673
Privately issued	330	4	6	328
Commercial mortgage-backed securities	3,904	24	178	3,750
Collateralized loan obligations (CLOs)	2,414	33	2	2,445
Asset-backed and other	79	1	—	80

Asset Liability Management securities	22,019	121	500	21,640
Other debt securities:
Direct bank purchase bonds	1,708	33	38	1,703
Other	155	3	6	152
Equity securities	15	—	—	15

Total securities available for sale	$23,897	$157	$544	$23,510

Note 3—Securities (Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored agencies	$866	$19	$—	$885
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	13,104	232	3	13,333
Privately issued	445	8	10	443
Commercial mortgage-backed securities	2,863	114	6	2,971
CLOs	1,996	7	44	1,959
Asset-backed and other	145	1	—	146

Asset Liability Management securities	19,419	381	63	19,737
Other debt securities:
Direct bank purchase bonds	1,482	27	71	1,438
Other	156	6	4	158
Equity securities	19	—	—	19

Total securities available for sale	$21,076	$414	$138	$21,352

        The Company's securities available for sale with a continuous unrealized loss position at June 30, 2013 and December 31, 2012 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$11,885	$314	$1	$—	$11,886	$314
Privately issued	88	2	68	4	156	6
Commercial mortgage-backed securities	2,851	178	—	—	2,851	178
CLOs	233	1	27	1	260	2
Asset-backed and other	5	—	1	—	6	—

Asset Liability Management securities	15,062	495	97	5	15,159	500
Other debt securities:
Direct bank purchase bonds	1,131	38	—	—	1,131	38
Other	55	1	37	5	92	6

Total securities available for sale	$16,248	$534	$134	$10	$16,382	$544

Note 3—Securities (Continued)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$1,152	$3	$13	$—	$1,165	$3
Privately issued	32	—	137	10	169	10
Commercial mortgage-backed securities	675	6	—	—	675	6
CLOs	168	1	980	43	1,148	44
Asset-backed and other	32	—	3	—	35	—

Asset Liability Management securities	2,059	10	1,133	53	3,192	63
Other debt securities:
Direct bank purchase bonds	1,019	71	—	—	1,019	71
Other	34	3	13	1	47	4

Total securities available for sale	$3,112	$84	$1,146	$54	$4,258	$138

        At June 30, 2013, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not have to sell the securities prior to recovery of amortized cost.

        Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation or a government-sponsored enterprise (GSE) such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not credit quality. At June 30, 2013, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

        Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on the analysis performed as of June 30, 2013, the Company expects to recover the entire amortized cost basis of these securities.

        Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated loss projections for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2013, the Company expects to recover the entire amortized cost basis of these securities.

Note 3—Securities (Continued)

        The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2013
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. government sponsored agencies	$364	$—	$—	$—	$364
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	5	87	819	13,762	14,673
Privately issued	—	—	6	322	328
Commercial mortgage-backed securities	—	—	921	2,829	3,750
CLOs	—	404	647	1,394	2,445
Asset-backed and other	—	71	9	—	80

Asset Liability Management securities	369	562	2,402	18,307	21,640
Other debt securities
Direct bank purchase bonds	90	235	974	404	1,703
Other	—	32	21	99	152

Total debt securities available for sale	$459	$829	$3,397	$18,810	$23,495

        The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Proceeds from sales	$487	$2,873	$5,585	$4,124
Gross realized gains	27	30	126	49
Gross realized losses	—	1	—	1

Note 3—Securities (Continued)

Securities Held to Maturity

        The securities held to maturity consist of CLOs and U.S. government and government sponsored agencies residential mortgage-backed securities. Management has asserted the positive intent and ability to hold these securities to maturity. At June 30, 2013 and December 31, 2012, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	June 30, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$16	$—	$2	$14	$3	$—	$17
U.S. government agency and government sponsored agencies—residential mortgage backed securities	888	3	—	891	—	17	874

Total securities held to maturity	$904	$3	$2	$905	$3	$17	$891

	December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLOs	$118	$—	$17	$101	$20	$—	$121
U.S. government agency and government sponsored agencies—residential mortgage backed securities	997	5	—	1,002	12	—	1,014

Total securities held to maturity	$1,115	$5	$17	$1,103	$32	$—	$1,135

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

Note 3—Securities (Continued)

        The Company's securities held to maturity with a continuous unrealized loss position at June 30, 2013 and December 31, 2012 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$17	$2	$—	$17	$2	$—
U.S. government agency and government sponsored agencies—residential mortgage backed securities	874	—	17	—	—	—	874	—	17

Total securities held to maturity	$874	$—	$17	$17	$2	$—	$891	$2	$17

December 31, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$121	$17	$—	$121	$17	$—

        The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2013
	Over One Year Through Five Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
CLOs	$14	$17	$—	$—	$14	$17
U.S. government agency and government sponsored agencies—residential mortgage backed securities	—	—	891	874	891	874

Total securities held to maturity	$14	$17	$891	$874	$905	$891

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

Note 3—Securities (Continued)

amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At June 30, 2013, the Company had $7.0 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.7 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.3 billion) and to secure public and trust deposits ($6.0 billion).

        At June 30, 2013 and December 31, 2012, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $15 million (none of which has been repledged) and $19 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending.

Note 4—Loans and Allowance for Loan Losses

        The following table provides the outstanding balances of loans at June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30, 2013	December 31, 2012
Loans held for investment:
Commercial and industrial	$22,266	$20,827
Commercial mortgage	13,008	9,939
Construction	808	627
Lease financing	984	1,104

Total commercial portfolio	37,066	32,497

Residential mortgage	23,835	22,705
Home equity and other consumer loans	3,456	3,647

Total consumer portfolio	27,291	26,352

Total loans held for investment, before purchased credit-impaired loans	64,357	58,849
Purchased credit-impaired loans(1)	1,486	1,185

Total loans held for investment(2)	65,843	60,034
Allowance for loan losses	(625)	(653)

Loans held for investment, net	$65,218	$59,381

(1)
Includes $348 million and $421 million as of June 30, 2013 and December 31, 2012, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $21 million and $24 million as of June 30, 2013 and December 31, 2012, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.
(2)
Includes $54 million and $5 million at June 30, 2013 and December 31, 2012, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Note 4—Loans and Allowance for Loan Losses (Continued)

  Allowance for Loan Losses

        The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$486	$113	$1	$38	$638
(Reversal of) provision for loan losses	(3)	—	—	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Loans charged off	(12)	(8)	—	—	(20)
Recoveries of loans previously charged off	9	1	2	—	12

Allowance for loan losses, end of period	$480	$106	$1	$38	$625

	For the Three Months Ended June 30, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$439	$128	$10	$127	$704
(Reversal of) provision for loan losses	(38)	14	—	11	(13)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(3)	—	(3)
Loans charged off	(26)	(16)	(2)	—	(44)
Recoveries of loans previously charged off	13	—	—	—	13

Allowance for loan losses, end of period	$388	$126	$4	$138	$656

	For the Six Months Ended June 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	65	1	—	(72)	(6)
Loans charged off	(15)	(21)	(3)	—	(39)
Recoveries of loans previously charged off	12	2	3	—	17

Allowance for loan losses, end of period	$480	$106	$1	$38	$625

Note 4—Loans and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(41)	26	—	3	(12)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(3)	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(9)	—	(9)
Loans charged off	(66)	(39)	(2)	—	(107)
Recoveries of loans previously charged off	21	1	1	—	23

Allowance for loan losses, end of period	$388	$126	$4	$138	$656

        The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$33	$14	$—	$—	$47
Collectively evaluated for impairment	447	92	—	38	577
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$480	$106	$1	$38	$625

Loans held for investment:
Individually evaluated for impairment	$325	$319	$4	$—	$648
Collectively evaluated for impairment	36,741	26,972	—	—	63,713
Purchased credit-impaired loans	—	—	1,482	—	1,482

Total loans held for investment	$37,066	$27,291	$1,486	$—	$65,843

	December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24	$18	$—	$—	$42
Collectively evaluated for impairment	394	106	—	110	610
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$418	$124	$1	$110	$653

Loans held for investment:
Individually evaluated for impairment	$330	$292	$5	$—	$627
Collectively evaluated for impairment	32,167	26,060	—	—	58,227
Purchased credit-impaired loans	—	—	1,180	—	1,180

Total loans held for investment	$32,497	$26,352	$1,185	$—	$60,034

Note 4—Loans and Allowance for Loan Losses (Continued)

  Nonaccrual and Past Due Loans

        The following table presents nonaccrual loans as of June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30, 2013	December 31, 2012
Commercial and industrial	$69	$48
Commercial mortgage	62	65

Total commercial portfolio	131	113

Residential mortgage	315	306
Home equity and other consumer loans	50	56

Total consumer portfolio	365	362

Total nonaccrual loans, before purchased credit-impaired loans	496	475
Purchased credit-impaired loans	24	30

Total nonaccrual loans	$520	$505

Troubled debt restructured loans that continue to accrue interest	$366	$401

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$245	$209

        The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$23,169	$66	$15	$81	$23,250
Commercial mortgage	12,851	136	21	157	13,008
Construction	808	—	—	—	808

Total commercial portfolio	36,828	202	36	238	37,066

Residential mortgage	23,548	152	135	287	23,835
Home equity and other consumer loans	3,416	24	16	40	3,456

Total consumer portfolio	26,964	176	151	327	27,291

Total loans held for investment, excluding purchased credit-impaired loans	$63,792	$378	$187	$565	$64,357

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$21,861	$68	$2	$70	$21,931
Commercial mortgage	9,869	57	13	70	9,939
Construction	622	5	—	5	627

Total commercial portfolio	32,352	130	15	145	32,497

Residential mortgage	22,351	181	173	354	22,705
Home equity and other consumer loans	3,584	44	19	63	3,647

Total consumer portfolio	25,935	225	192	417	26,352

Total loans held for investment, excluding purchased credit-impaired loans	$58,287	$355	$207	$562	$58,849

        Loans 90 days or more past due and still accruing totaled $7 million and $1 million at June 30, 2013 and December 31, 2012, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $210 million and $124 million at June 30, 2013 and December 31, 2012, respectively.

  Credit Quality Indicators

        Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 4 to the consolidated financial statements in the Company's 2012 Form 10-K.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $302 million and $365 million covered by Federal Deposit Insurance Corporation (FDIC) loss share agreements, at June 30, 2013 and December 31, 2012, respectively. The amounts presented reflect unpaid principal balances less charge-offs. The amounts presented for purchased credit-impaired loans also reflect purchase price adjustments as of the acquisition date.

	June 30, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$22,248	$535	$356	$23,139
Construction	792	16	—	808
Commercial mortgage	12,366	243	212	12,821

Total commercial portfolio	35,406	794	568	36,768
Purchased credit-impaired loans	74	351	442	867

Total	$35,480	$1,145	$1,010	$37,635

	December 31, 2012
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$20,961	$438	$380	$21,779
Construction	610	17	—	627
Commercial mortgage	9,298	194	248	9,740

Total commercial portfolio	30,869	649	628	32,146
Purchased credit-impaired loans	21	153	301	475

Total	$30,890	$802	$929	$32,621

        The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $46 million and $57 million of loans covered by FDIC loss share agreements, at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$23,520	$315	$23,835
Home equity and other consumer loans	3,406	50	3,456

Total consumer portfolio	26,926	365	27,291
Purchased credit-impaired loans	270	1	271

Total	$27,196	$366	$27,562

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$22,399	$306	$22,705
Home equity and other consumer loans	3,591	56	3,647

Total consumer portfolio	25,990	362	26,352
Purchased credit-impaired loans	288	—	288

Total	$26,278	$362	$26,640

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

        The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at June 30, 2013 and December 31, 2012. These tables exclude loans serviced by third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2013
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$17,824	$4,909	$208	$22,941
Home equity and other consumer loans	2,405	921	54	3,380

Total consumer portfolio	20,229	5,830	262	26,321
Purchased credit-impaired loans	95	164	12	271

Total	$20,324	$5,994	$274	$26,592

Percentage of total	76%	23%	1%	100%

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$17,103	$4,666	$395	$22,164
Home equity and other consumer loans	2,464	986	122	3,572

Total consumer portfolio	19,567	5,652	517	25,736
Purchased credit-impaired loans	106	172	10	288

Total	$19,673	$5,824	$527	$26,024

Percentage of total	76%	22%	2%	100%

(1)
Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	June 30, 2013
	LTV ratios
(Dollars in millions)	Less than 80 percent	80 - 100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$20,609	$1,906	$422	$4	$22,941
Home equity loans	2,470	446	298	58	3,272

Total consumer portfolio	23,079	2,352	720	62	26,213
Purchased credit-impaired loans	158	50	57	—	265

Total	$23,237	$2,402	$777	$62	$26,478

Percentage of total	88%	9%	3%	—%	100%

	December 31, 2012
	LTV ratios
(Dollars in millions)	Less than 80 percent	80 - 100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$17,771	$3,031	$1,232	$130	$22,164
Home equity loans	2,216	618	540	113	3,487

Total consumer portfolio	19,987	3,649	1,772	243	25,651
Purchased credit-impaired loans	72	50	153	13	288

Total	$20,059	$3,699	$1,925	$256	$25,939

Percentage of total	77%	14%	8%	1%	100%

(1)
Represents loans for which management was not able to obtain refreshed property values.

  Troubled Debt Restructurings

        The following table provides a summary of the Company's recorded investment in troubled debt restructurings (TDRs) as of June 30, 2013 and December 31, 2012. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $42 million in

Note 4—Loans and Allowance for Loan Losses (Continued)

commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2013.

(Dollars in millions)	June 30, 2013	December 31, 2012
Commercial and industrial	$246	$215
Commercial mortgage	41	64
Construction	2	35

Total commercial portfolio	289	314

Residential mortgage	297	271
Home equity and other consumer loans	22	21

Total consumer portfolio	319	292

Total restructured loans, excluding purchased credit-impaired loans(1)	$608	$606

(1)
Amounts exclude $3 million and $4 million of TDRs covered by FDIC loss share agreements at June 30, 2013 and December 31, 2012, respectively.

        For the second quarter of 2013, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications in the second quarter of 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

        The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2013:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$49	$47	$125	$121
Commercial mortgage	4	4	15	15
Construction	—	—	—	—

Total commercial portfolio	53	51	140	136

Residential mortgage	30	30	55	54
Home equity and other consumer loans	3	2	4	3

Total consumer portfolio	33	32	59	57

Total	$86	$83	$199	$193

(1)
Represents the recorded investment in the loan immediately prior to the restructuring event.
(2)
Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the second quarter of 2013, and where the default occurred within the twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Commercial and industrial	$3	$8

Residential mortgage	7	9
Home equity and other consumer loans	1	1

Total consumer portfolio	8	10

Total	$11	$18

        For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.

  Loan Impairment

        Loans that are individually evaluated for impairment include larger commercial and industrial, construction, commercial mortgage loans, and loans modified in a TDR. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

        The following tables show information about impaired loans by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$230	$36	$266	$30	$234	$37
Commercial mortgage	29	28	57	3	31	38
Construction	2	—	2	—	3	—

Total commercial portfolio	261	64	325	33	268	75

Residential mortgage	189	108	297	14	203	123
Home equity and other consumer loans	3	19	22	—	3	33

Total consumer portfolio	192	127	319	14	206	156

Total, excluding purchased credit-impaired loans	453	191	644	47	474	231
Purchased credit-impaired loans	1	3	4	—	1	9

Total	$454	$194	$648	$47	$475	$240

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$156	$64	$220	$24	$167	$64
Commercial mortgage	15	60	75	—	18	70
Construction	—	35	35	—	—	38

Total commercial portfolio	171	159	330	24	185	172

Residential mortgage	186	85	271	18	199	97
Home equity and other consumer loans	3	18	21	—	3	31

Total consumer portfolio	189	103	292	18	202	128

Total, excluding purchased credit-impaired loans	360	262	622	42	387	300
Purchased credit-impaired loans	—	4	4	—	1	14

Total	$360	$266	$626	$42	$388	$314

        The following tables present the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2013 and 2012 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$265	$5	$197	$2	$250	$8	$205	$3
Commercial mortgage	53	1	117	1	60	1	121	1
Construction	2	—	52	1	13	—	57	2

Total commercial portfolio	320	6	366	4	323	9	383	6

Residential mortgage	288	2	175	4	282	5	164	5
Home equity and other consumer loans	22	1	2	—	21	1	2	—

Total consumer portfolio	310	3	177	4	303	6	166	5

Total, excluding purchased credit-impaired loans	630	9	543	8	626	15	549	11
Purchased credit-impaired loans	4	—	10	1	4	—	11	1

Total	$634	$9	$553	$9	$630	$15	$560	$12

        The Company transferred a net $215 million of loans from held for investment to held for sale and sold $199 million in loans during the second quarter of 2013.

  Loans Acquired in Business Combinations

        The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans as of June 30, 2013 and December 31, 2012.

(Dollars in millions)	June 30, 2013	December 31, 2012
Total outstanding balance	$2,346	$2,155

Carrying amount	$1,465	$1,161

Note 4—Loans and Allowance for Loan Losses (Continued)

        The accretable yield for purchased credit-impaired loans for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Accretable yield, beginning of period	$501	$441	$590	$424
Additions	31	—	31	—
Accretion	(81)	(72)	(160)	(135)
Reclassifications from nonaccretable difference during the period	28	105	18	185

Accretable yield, end of period	$479	$474	$479	$474

Note 5—Variable Interest Entities

        The Company has interests in various entities that are considered to be variable interest entities (VIEs). Generally, a VIE is a corporation, partnership, trust or any other legal structure where the equity investors do not have sufficient equity at risk in the entity to allow the entity to independently finance its activities, lack the power to direct the significant activities of the entity through voting or similar rights, or do not have an obligation to absorb the entity's losses or the right to receive the entity's returns. The Company's investments in VIEs primarily consist of equity investments in low income housing credit (LIHC) structures, renewable energy projects and leasing trusts involved in railcar leasing, which are designed to generate returns principally through the realization of federal tax credits and deductions. For further information related to the Company's consolidated VIEs and those that were not consolidated, see Note 7 to the consolidated financial statements in the Company's 2012 Form 10-K.

  Consolidated VIEs

        At June 30, 2013, assets of $292 million and liabilities of $7 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest-bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        At June 30, 2013, the Company consolidated $156 million of assets related to trusts that own and lease renewable energy facilities because the Company directs the significant activities of these trusts. The assets are included in loans held for investment on the Company's consolidated balance sheets. At June 30, 2013, the Company also consolidated $97 million in assets related to trusts that own and lease railcars because the Company directs the significant activities of these trusts. The assets are primarily included in other assets on the Company's consolidated balance sheets.

        For the three and six months ended June 30, 2013, the Company recorded $6 million and $11 million, respectively, of revenue related to its consolidated VIEs in other noninterest income and interest income on loans on the Company's consolidated statements of income. For the three and six months ended June 30, 2013, the Company recorded $7 million and $14 million, respectively, of expenses related to its consolidated VIEs. For the three and six months ended June 30, 2012, the Company recorded $8 million and $15 million, respectively, of expenses related to its consolidated VIEs. These expenses are included in other noninterest expense on the Company's consolidated statements of income.

Note 5—Variable Interest Entities (Continued)

  Unconsolidated VIEs in which the Company has a Variable Interest

        The following table presents the Company's carrying amounts and maximum exposure to loss related to its involvement with the unconsolidated VIEs at June 30, 2013. The maximum exposure to loss represents the carrying amount of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	June 30, 2013
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$906	$377	$906
Renewable energy investments	497	—	497
Private capital investments	18	—	19

Total unconsolidated VIEs	$1,421	$377	$1,422

Note 6—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2013 and 2012:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$21	$21	$3	$3	$—	$—
Interest cost	24	24	3	3	1	1
Expected return on plan assets	(42)	(36)	(4)	(3)	—	—
Recognized net actuarial loss	27	21	2	2	—	—

Total net periodic benefit cost	$30	$30	$4	$5	$1	$1

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$43	$39	$7	$6	$—	$—
Interest cost	49	50	6	6	2	2
Expected return on plan assets	(83)	(73)	(8)	(6)	—	—
Recognized net actuarial loss	54	44	3	4	1	1

Total net periodic benefit cost	$63	$60	$8	$10	$3	$3

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

 Note 7—Commercial Paper and Other Short-Term Borrowings

        The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	June 30, 2013	December 31, 2012
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.07% and 0.96% at June 30, 2013 and December 31, 2012, respectively	$137	$123
Commercial paper, with weighted average interest rates of 0.17% and 0.20% at June 30, 2013 and December 31, 2012, respectively	3,655	1,240

Total commercial paper and other short-term borrowings	$3,792	$1,363

Note 8—Long-Term Debt

        The following is a summary of the Company's long-term debt:

(Dollars in millions)	June 30, 2013	December 31, 2012
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$397
Subordinated debt:
Fixed rate 5.25% notes due December 2013	402	406

Total debt issued by UnionBanCal Corporation	799	803

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from September 2013 to February 2016. These notes bear a combined weighted-average rate of 1.32% at June 30, 2013 and 1.39% at December 31, 2012	1,800	2,100
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.23% at June 30, 2013 and 1.26% at December 31, 2012	300	300
Fixed rate 2.125% notes due December 2013	400	399
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 2.125% notes due June 2017	499	499
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	6	6
Subordinated debt:
Fixed rate 5.95% notes due May 2016	724	729
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.48% at June 30, 2013	750	—
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.62% at June 30, 2013 and 2.66% at December 31, 2012	66	66
Capital lease obligations with a combined weighted average interest rate of 4.88% at June 30, 2013 and 4.72% at December 31, 2012(1)	15	21

Total debt issued by Union Bank, N.A. and other subsidiaries	5,259	4,819

Total long-term debt	$6,058	$5,622

(1)
Long-term debt assumed through PCBC acquisition

  Subordinated debt due to BTMU

        On June 28, 2013, the Bank borrowed $750 million from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) under a subordinated debt agreement. The subordinated debt bears interest at a rate of three-month LIBOR plus 1.2%, payable quarterly, and will mature on June 28, 2023. The terms and conditions of the agreement are equivalent to those which would apply in a similar transaction with a non-related party. The

Note 8—Long-Term Debt (Continued)

subordinated debt due to BTMU is a junior obligation to the Bank's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments

  Valuation Methodologies

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and financial liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 16 to the consolidated financial statements in the Company's 2012 Form 10-K.

  Fair Value Hierarchy

        In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by U.S. GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 16 to the consolidated financial statements in the Company's 2012 Form 10-K.

  Valuation Processes

        The Company has established a Valuation Committee (VC) to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The VC's responsibilities include reviewing and approving all fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The VC reports to the Company's Risk & Capital Committee and meets at least quarterly.

        Independent price verification (IPV) is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its IPV procedures, the Company utilizes third party valuations and both internal and external models to compare pricing sources and perform analysis. Results are formally reported on a quarterly basis to the VC. For further information related to valuation processes, see Note 16 to the consolidated financial statements in the Company's 2012 Form 10-K.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by major category and by valuation hierarchy level:

	June 30, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$4	$—	$—	$4
U.S. government sponsored agencies	—	100	—	—	100
State and municipal	—	23	—	—	23
Commercial paper	—	20	—	—	20
Interest rate derivative contracts	3	790	—	(167)	626
Commodity derivative contracts	—	106	12	(112)	6
Foreign exchange derivative contracts	1	59	3	(23)	40
Equity derivative contracts	—	—	167	(142)	25

Total trading account assets	4	1,102	182	(444)	844
Securities available for sale:
U.S. government sponsored agencies	—	364	—	—	364
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	14,673	—	—	14,673
Privately issued	—	328	—	—	328
Commercial mortgage-backed securities	—	3,750	—	—	3,750
CLOs	—	2,445	—	—	2,445
Asset-backed and other	—	80	—	—	80
Other debt securities:
Direct bank purchase bonds	—	—	1,703	—	1,703
Other	—	93	59	—	152
Equity securities	15	—	—	—	15

Total securities available for sale	15	21,733	1,762	—	23,510

Other assets:
Interest rate hedging contracts	—	1	—	—	1
Other derivative contracts	—	—	2	—	2

Total other assets	—	1	2	—	3

Total assets	$19	$22,836	$1,946	$(444)	$24,357

Percentage of Total	—%	94%	8%	(2)%	100%
Percentage of Total Company Assets	—%	22%	2%	—%	24%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$694	$—	$(404)	$293
Commodity derivative contracts	—	94	12	(39)	67
Foreign exchange derivative contracts	1	24	3	(5)	23
Equity derivative contracts	—	—	168	—	168
Securities sold, not yet purchased	—	15	—	—	15

Total trading account liabilities	4	827	183	(448)	566
Other liabilities:
FDIC clawback liability	—	—	90	—	90
Interest rate hedging contracts	—	7	—	—	7
Other derivative contracts	—	1	4	—	5

Total other liabilities	—	8	94	—	102

Total liabilities	$4	$835	$277	$(448)	$668

Percentage of Total	1%	125%	42%	(67)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	(1)%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$1	$—	$—	$1
U.S. government sponsored agencies	—	113	—	—	113
State and municipal	—	15	—	—	15
Commercial paper	—	10	—	—	10
Interest rate derivative contracts	—	1,075	—	(87)	988
Commodity derivative contracts	—	137	30	(127)	40
Foreign exchange derivative contracts	1	65	3	(28)	41
Equity derivative contracts	—	—	103	(103)	—

Total trading account assets	1	1,416	136	(345)	1,208
Securities available for sale:
U.S. government sponsored agencies	—	885	—	—	885
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	13,333	—	—	13,333
Privately issued	—	443	—	—	443
Commercial mortgage-backed securities	—	2,971	—	—	2,971
CLOs	—	1,959	—	—	1,959
Asset-backed and other		146			146
Other debt securities:
Direct bank purchase bonds	—	—	1,438	—	1,438
Other	—	97	61	—	158
Equity securities	19	—	—	—	19

Total securities available for sale	19	19,834	1,499	—	21,352
Other assets:
Interest rate hedging contracts	—	28	—	(24)	4
Other derivative contracts	—	1	—	(1)	—

Total other assets	—	29	—	(25)	4

Total assets	$20	$21,279	$1,635	$(370)	$22,564

Percentage of Total	—%	94%	7%	(1)%	100%
Percentage of Total Company Assets	—%	22%	1%	—%	23%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$5	$1,004	$—	$(407)	$602
Commodity derivative contracts	—	110	30	(42)	98
Foreign exchange derivative contracts	1	61	3	—	65
Equity derivative contracts	—	—	103	—	103
Securities sold, not yet purchased	—	27	—	—	27

Total trading account liabilities	6	1,202	136	(449)	895
Other liabilities:
FDIC clawback liability	—	—	92	—	92
Other derivative contracts	—	—	3	—	3

Total other liabilities	—	—	95	—	95

Total liabilities	$6	$1,202	$231	$(449)	$990

Percentage of Total	1%	121%	23%	(45)%	100%
Percentage of Total Company Liabilities	—%	2%	—%	(1)%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012. Level 3 available for sale securities at June 30, 2013 and 2012 primarily consisted of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	June 30, 2013					June 30, 2012
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$186	$1,592	$1	$(187)	$(96)	$153	$43	$(153)	$(63)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(5)	—	1	5	2	(34)	—	34	(9)
Included in other comprehensive income	—	18	—	—	—	—	1	—	—
Purchases/additions	1	192	—	—	—	2	1,090	(2)	—
Sales	—	—	—	(1)	—	(3)	—	3	—
Settlements	—	(40)	—	—	—	—	—	—	—

Asset (liability) balance, end of period	$182	$1,762	$2	$(183)	$(94)	$118	$1,134	$(118)	$(72)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(5)	$—	$1	$5	$2	$(34)	$—	$34	$(9)

	For the Six Months Ended
	June 30, 2013					June 30, 2012
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$136	$1,499	$—	$(136)	$(95)	$—	$48	$—	$(51)
Total gains (losses) (realized/unrealized):
Included in income before taxes	42	—	1	(43)	1	(34)	—	34	(21)
Included in other comprehensive income	—	37	—	—	—	—	(4)	—	—
Purchases/additions	4	329	1	—	—	2	1,090	(2)	—
Sales	—	(14)	—	(4)	—	(3)	—	3	—
Settlements	—	(89)	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	153	—	(153)	—

Asset (liability) balance, end of period	$182	$1,762	$2	$(183)	$(94)	$118	$1,134	$(118)	$(72)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$42	$—	$1	$(43)	$1	$(34)	$—	$34	$(21)

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at June 30, 2013.

	June 30, 2013
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,703	Return on equity	Market-required return on capital	8.0 - 10.0%	10.0%
			Probability of default	0.0 - 8.0%	0.6%
			Loss severity	10.0 - 75.0%	34.7%
Other liabilities:
FDIC clawback liability	$90	Discounted cash flow	Probability of default	0.1 - 100.0%	55.5%
			Loss severity	20.0 - 100.0%	43.3%

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

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the second quarters of 2013 and 2012 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment:

	June 30, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended June 30, 2013	Loss for the Six Months Ended June 30, 2013
Loans:
Impaired loans	$91	$—	$—	$91	$(11)	$(23)
Other assets:
OREO	37	—	—	37	(3)	(6)

Total	$128	$—	$—	$128	$(14)	$(29)

	June 30, 2012
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Loss for the Three Months Ended June 30, 2012	Loss for the Six Months Ended June 30, 2012
Loans:
Impaired loans	$114	$—	$—	$114	$(33)	$(36)
Other assets:
OREO	66	—	—	66	(9)	(17)
Private equity investments	—	—	—	—	—	(2)

Total	$180	$—	$—	$180	$(42)	$(55)

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        Loans include individually impaired loans that are measured at fair value based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals.

  Fair Value of Financial Instruments Disclosures

        The tables below present the carrying amount and estimated fair value of financial assets and liabilities not measured at fair value in the balance sheet but for which fair value is required to be disclosed by the level of valuation assumptions held by the Company as of June 30, 2013 and as of December 31, 2012:

	June 30, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,354	$3,354	$3,354	$—	$—
Securities held to maturity	905	891	—	891	—
Loans held for investment, net of allowance for loan losses(1)	64,243	65,964	—	—	65,964
FDIC indemnification asset	233	131	—	—	131
Other assets	2	2	—	—	2
Liabilities
Deposits	$77,310	$77,512	$—	$77,512	$—
Commercial paper and other short-term borrowings	3,792	3,792	—	3,792	—
Long-term debt	6,058	6,184	—	6,184	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$277	$277	$—	$—	$277

(1)
Excludes lease financing, net of related allowance.

	December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,491	$5,491	$5,491	$—	$—
Securities held to maturity	1,103	1,135	—	1,135	—
Loans held for investment, net of allowance for loan losses(1)	58,284	59,613	—	—	59,613
FDIC indemnification asset	338	151	—	—	151
Other assets	3	3	—	—	3
Liabilities
Deposits	$74,255	$74,524	$—	$74,524	$—
Commercial paper and other short-term borrowings	1,363	1,363	—	1,363	—
Long-term debt	5,622	5,861	—	5,861	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$262	$262	$—	$—	$262

(1)
Excludes lease financing, net of related allowance.

        For further information on methodologies for approximating fair values, see Note 16 to the consolidated financial statements in the Company's 2012 Form 10-K.

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

        The tables below present the notional amounts, and the location and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheet, segregated between derivative instruments designated and qualifying as hedging instruments and all other derivative instruments as of June 30, 2013 and December 31, 2012. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	June 30, 2013
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as other than trading
Designated as hedging instruments:
Interest rate contracts	$2,000	Other assets	$1	Other liabilities	$7

Not designated as hedging instruments:
Other contracts	$176	Other assets	$2	Other liabilities	$5

Total derivatives designated as other than trading	$2,176		$3		$12

Trading derivatives:
Interest rate contracts	$43,941	Trading account assets	$793	Trading account liabilities	$697
Commodity contracts	6,249	Trading account assets	118	Trading account liabilities	106
Foreign exchange contracts	4,597	Trading account assets	63	Trading account liabilities	28
Equity contracts	3,746	Trading account assets	167	Trading account liabilities	168

Total trading derivatives	$58,533		$1,141		$999

Total derivative instruments	$60,709		$1,144		$1,011

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

	December 31, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as other than trading
Designated as hedging instruments:
Interest rate contracts	$8,400	Other assets	$28	Other liabilities	$—

Not designated as hedging instruments:
Other contracts	$109	Other assets	$1	Other liabilities	$3

Total derivatives designated as other than trading	$8,509		$29		$3

Trading derivatives:
Interest rate contracts	$37,790	Trading account assets	$1,075	Trading account liabilities	$1,009
Commodity contracts	5,595	Trading account assets	167	Trading account liabilities	140
Foreign exchange contracts	4,593	Trading account assets	69	Trading account liabilities	65
Equity contracts	3,631	Trading account assets	103	Trading account liabilities	103

Total trading derivatives	$51,609		$1,414		$1,317

Total derivative instruments	$60,118		$1,443		$1,320

  Derivatives Used for Other-Than-Trading Purposes

        The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and future debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For the six months ended June 2013 and 2012, the Company did not have fair value hedges. For further information related to the Company's hedging strategy, see Note 17 to the consolidated financial statements in the Company's 2012 Form 10-K.

  Cash Flow Hedges

        The Company used interest rate swaps with a notional amount of $2.0 billion at June 30, 2013 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At June 30, 2013, the weighted average remaining life of the currently active cash flow hedges was approximately 3.65 years.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At June 30, 2013, the Company expects to reclassify approximately $33 million of income from accumulated other comprehensive income to net interest income during the twelve months ending June 30, 2014. This amount could differ from amounts actually realized due to changes in interest rates and the addition of other hedges subsequent to June 30, 2013.

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Derivatives in cash flow hedging relationships
			Interest income	8	4
Interest rate contracts	$3	$28	Interest expense	$(1)	$(1)	Noninterest expense(1)	$—	$—

Total	$3	$28		$7	$3		$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Derivatives in cash flow hedging relationships
			Interest income	15	6
Interest rate contracts	$9	$38	Interest expense	$(1)	$(1)	Noninterest expense(1)	$—	$—

Total	$9	$38		$14	$5		$—	$—

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

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

        The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the three and six months ended June 30, 2013 and 2012:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Trading derivatives:
Interest rate contracts	$10	$7	$9	$21
Equity contracts	3	4	6	9
Foreign exchange contracts	5	6	8	13
Commodity contracts	1	4	—	4
Other contracts	—	—	1	—

Total	$19	$21	$24	$47

  Offsetting Assets and Liabilities

        During the first quarter of 2013, the Company adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which establishes new disclosures about an entity's rights of setoff and arrangements associated with its financial instruments and derivative instruments. The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association master netting agreement (ISDA MNA) or master repurchase agreements, which generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

        The following tables present the offsetting of financial assets and liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,144	$444	$700	$62	$—	$638
Securities purchased under resale agreements	15	—	15	15	—	—

Total	$1,159	$444	$715	$77	$—	$638

Financial Liabilities:
Derivative Liabilities	$1,011	$448	$563	$249	$2	$312
Securities sold under repurchase agreements	4	—	4	4	—	—

Total	$1,015	$448	$567	$253	$2	$312

Note 10—Derivative Instruments and Other Financial Instruments (Continued)

	December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,443	$370	$1,073	$21	$2	$1,050
Securities purchased under resale agreements	19	—	19	19	—	—

Total	$1,462	$370	$1,092	$40	$2	$1,050

Financial Liabilities:
Derivative Liabilities	$1,320	$449	$871	$491	$121	$259
Securities sold under repurchase agreements	5	—	5	5	—	—

Total	$1,325	$449	$876	$496	$121	$259

Note 11—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$38	$(15)	$23
Less: Reclassification adjustment for net losses on hedges included in net income	(5)	2	(3)

Net change in unrealized losses on hedges	33	(13)	20

Securities:
Unrealized holding gains arising during the period on securities available for sale	147	(58)	89
Reclassification adjustment for net gains on securities available for sale included in net income	(47)	18	(29)
Less: accretion of fair value adjustment on securities available for sale	(1)	1	—
Less: accretion of fair value adjustment on held to maturity securities	(14)	6	(8)
Less: amortization of net unrealized losses on held to maturity securities	56	(22)	34

Net change in unrealized losses on securities	141	(55)	86

Foreign currency translation adjustment	(1)	1	—

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss(1)	49	(19)	30

Net change in pension and other benefits(1)	49	(19)	30

Net change in accumulated other comprehensive loss	$222	$(86)	$136

For the Six Months Ended June 30, 2013:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$9	$(3)	$6
Less: Reclassification adjustment for net losses on hedges included in interest income for loans and interest expense on long-term debt	(14)	5	(9)

Net change in unrealized gains on hedges	(5)	2	(3)

Securities:
Unrealized holding gains arising during the period on securities available for sale	(503)	197	(306)
Reclassification adjustment for net gains on securities available for sale included in securities gains, net	(123)	49	(74)
Less: accretion of fair value adjustment on securities available for sale	(38)	16	(22)
Less: accretion of fair value adjustment on held to maturity securities	(11)	4	(7)
Less: amortization of net unrealized losses on held to maturity securities	25	(10)	15

Net change in unrealized gains on securities	(650)	256	(394)

Foreign currency translation adjustment	(5)	2	(3)

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss(1)	58	(23)	35

Net change in pension and other benefits(1)	58	(23)	35

Net change in accumulated other comprehensive loss	$(602)	$237	$(365)

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 6 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Other comprehensive income before reclassifications	23	115	—	—	138
Amounts reclassified from accumulated other comprehensive loss	(3)	(29)	—	30	(2)

Balance, June 30, 2012	$3	$(21)	$—	$(655)	$(673)

Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	6	(320)	(3)	—	(317)
Amounts reclassified from accumulated other comprehensive loss	(9)	(74)	—	35	(48)

Balance, June 30, 2013	$21	$(235)	$(2)	$(663)	$(879)

Note 12—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's commitments:

(Dollars in millions)	June 30, 2013
Commitments to extend credit	$30,455
Standby and commercial letters of credit	5,882
Other commitments	240

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2013, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

Note 12—Commitments, Contingencies and Guarantees (Continued)

        The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.

        Other commitments include commitments to fund principal investments and other securities.

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

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2013, the current exposure to loss under these contracts totaled $25 million, and the maximum potential exposure to loss in the future was estimated at $42 million.

        The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. Management believes the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on the Company's consolidated financial condition, results of operations or liquidity.

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

        "Other" is comprised of certain subsidiaries of UnionBanCal Corporation; the transfer pricing center; the amount of the provision for credit losses over/(under) the expected loss for the period; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes

Note 13—Business Segments (Continued)

the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries, Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

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

Note 13—Business Segments (Continued)

        The reportable business segment results for prior periods have been adjusted to reflect changes in the transfer pricing and overhead methodologies that have occurred.

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2013	2012	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$303	$272	$362	$324
Noninterest income (expense)	60	58	166	151

Total revenue	363	330	528	475
Noninterest expense (income)	302	263	277	243
Credit expense (income)	7	6	39	38

Income (loss) before income taxes and including noncontrolling interests	54	61	212	194
Income tax expense (benefit)	21	24	52	50

Net income (loss) including noncontrolling interest	33	37	160	144
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$33	$37	$160	$144

Total assets, end of period—Market View (Dollars in millions):	$31,081	$26,459	$44,736	$36,377

	Other		Reconciling Items
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2013	2012	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$20	$71	$(19)	$(21)
Noninterest income (expense)	(4)	(6)	(17)	(15)

Total revenue	16	65	(36)	(36)
Noninterest expense (income)	137	104	(14)	(11)
Credit expense (income)	(49)	(58)	—	—

Income (loss) before income taxes and including noncontrolling interests	(72)	19	(22)	(25)
Income tax expense (benefit)	(31)	2	(8)	(9)

Net income (loss) including noncontrolling interest	(41)	17	(14)	(16)
Deduct: Net loss from noncontrolling interests	3	5	—	—

Net income (loss) attributable to UNBC	$(38)	$22	$(14)	$(16)

Total assets, end of period—Market View (Dollars in millions):	$28,681	$27,346	$(2,237)	$(2,243)

Note 13—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Three Months Ended June 30,
	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$666	$646
Noninterest income (expense)	205	188

Total revenue	871	834
Noninterest expense (income)	702	599
Credit expense (income)	(3)	(14)

Income (loss) before income taxes and including noncontrolling interests	172	249
Income tax expense (benefit)	34	67

Net income (loss) including noncontrolling interest	138	182
Deduct: Net loss from noncontrolling interests	3	5

Net income (loss) attributable to UNBC	$141	$187

Total assets, end of period—Market View (Dollars in millions):	$102,261	$87,939

	Retail Banking		Corporate Banking
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$612	$540	$717	$647
Noninterest income (expense)	120	114	323	300

Total revenue	732	654	1,040	947
Noninterest expense (income)	602	527	550	483
Credit expense (income)	13	12	77	77

Income (loss) before income taxes and including noncontrolling interests	117	115	413	387
Income tax expense (benefit)	46	45	101	102

Net income (loss) including noncontrolling interest	71	70	312	285
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$71	$70	$312	$285

Total assets, end of period—Market View (Dollars in millions):	$31,081	$26,459	$44,736	$36,377

Note 13—Business Segments (Continued)

	Other		Reconciling Items
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$23	$141	$(38)	$(41)
Noninterest income (expense)	49	18	(32)	(30)

Total revenue	72	159	(70)	(71)
Noninterest expense (income)	290	226	(27)	(23)
Credit expense (income)	(96)	(104)	—	—

Income (loss) before income taxes and including noncontrolling interests	(122)	37	(43)	(48)
Income tax expense (benefit)	(46)	(11)	(17)	(18)

Net income (loss) including noncontrolling interest	(76)	48	(26)	(30)
Deduct: Net loss from noncontrolling interests	7	9	—	—

Net income (loss) attributable to UNBC	$(69)	$57	$(26)	$(30)

Total assets, end of period—Market View (Dollars in millions):	$28,681	$27,346	$(2,237)	$(2,243)

	UnionBanCal Corporation
	As of and for the Six Months Ended June 30,
	2013	2012
Results of operations—Market View (Dollars in millions):
Net interest income (expense)	$1,314	$1,287
Noninterest income (expense)	460	402

Total revenue	1,774	1,689
Noninterest expense (income)	1,415	1,213
Credit expense (income)	(6)	(15)

Income (loss) before income taxes and including noncontrolling interests	365	491
Income tax expense (benefit)	84	118

Net income (loss) including noncontrolling interest	281	373
Deduct: Net loss from noncontrolling interests	7	9

Net income (loss) attributable to UNBC	$288	$382

Total assets, end of period—Market View (Dollars in millions):	$102,261	$87,939

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. We believe the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on our consolidated financial position, results of operations, or liquidity.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as "systemically significant" to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Many of the law's provisions are still in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions that may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act authorized the creation of the CFPB, which has direct supervision and examination authority over banks with more than $10 billion in assets, including Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and may result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

        In July 2013, a Federal district court held that the Federal Reserve Board's regulation under the Dodd-Frank Act allowing banks to receive an interchange fee on debit card transactions of up to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction was not valid under the

Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transaction; the court held that the Federal Reserve Board's regulation improperly included certain categories of costs in applying the statutory standard. It also held that the regulation improperly failed to give merchants the ability to choose from among multiple networks to process debit card transactions. The court temporarily stayed its ruling to allow briefing on the time needed to adopt new regulations complying with the Act. This decision, upon its effectiveness, which could be after the resolution of any appeal, could further reduce the fee revenues that banks, including Union Bank, receive from the business of processing debit card transactions.

        The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (CFTC, the SEC and bank regulators) and the potential need to "push out" of Union Bank certain non-conforming swap activity to a nonbank affiliate. The Dodd-Frank Act's Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. The Federal Reserve Board has confirmed that financial institutions will have until at least July 21, 2014 to conform to the restrictions on proprietary trading activities and on hedge fund and private equity fund activities and investments set forth in the Volcker Rule. See "Supervision and Regulation" in Item 1 of our 2012 Form 10-K for additional information.

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

        President Obama's proposed 2014 U.S. budget includes a "Financial Crisis Responsibility Fee" that would apply to banks with greater than $50 billion in assets. This fee would be effective January 1, 2015 and would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury's Troubled Asset Relief Program (TARP). On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on institutions with greater than $50 billion in assets to fund the Office of Financial Research. Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, under the final rule we are subject to this fee. In April 2013, the Federal Reserve proposed a rule to implement Section 318 of the Dodd-Frank Act which would impose a new supervisory assessment on institutions with greater than $50 billion in assets, which would be assessed at the MUFG level, and would be based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Therefore, our operating costs over time can be expected to increase due to these assessments, which are based, among other things, on the projected operating expenses of this new office and the aggregate assessable assets of the subject banks.

        Several cities in the United States (including, Los Angeles and San Diego) have adopted so-called "responsible banking acts", and other cities are considering the adoption of similar ordinances. These city ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city's financial services contracts. The adoption of these ordinances by municipalities for which Union Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.

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

        In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules in accordance with certain transition provisions. Under the rules as adopted, banking organizations will be required to determine their regulatory capital requirements under either the advanced approaches or the standardized approach. Banking organizations may elect to use the advanced approaches (with regulatory approval), and certain banking organizations will be required to use the advanced approaches (e.g., those with total assets of $250 billion or more). For banking organizations whose regulatory capital requirements are determined under the advanced approaches, which we expect will include the Company, the effective date and the beginning of the transitional adjustments will be January 1, 2014, and for other banking organizations, January 1, 2015. The final rules establish more restrictive capital definitions, create additional categories and higher risk weightings for certain asset classes and off-balance sheet exposures, higher minimum capital and leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. The advanced approaches banking organizations will also be subject to a new and separate supplementary leverage ratio under which they will be required to maintain capital against not only on-balance sheet assets but also certain off-balance sheet assets and exposures, including derivative exposures. Banking organizations that are subject to the advanced approaches must include most elements of their accumulated other comprehensive income (AOCI) in determining their regulatory capital; banking organizations using the standardized approach may make a one-time permanent opt-out election to exclude most AOCI elements from regulatory capital. Advanced approaches banking organizations must also determine their capital ratios with reference to the lower of the standardized or advanced approaches.

        In addition, on December 20, 2011, the Federal Reserve Board announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act for larger bank holding companies. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance. Also, new liquidity standards are expected to be adopted by U.S. bank regulatory agencies to conform, with some modifications, the liquidity requirements for U.S. banking organizations to those provided for in the Basel III global regulatory framework. These new liquidity standards could require that we raise and maintain additional liquidity.

        In December 2012, the Federal Reserve Board proposed enhanced prudential standards and early remediation rules for Foreign Banking Organizations (FBOs), operating in the U.S. such as our Company. This proposal could result in increased capital, liquidity and other financial and compliance costs for our Company and the other U.S. operations of MUFG and BTMU. Included is a proposed intermediate holding company (IHC) concept which would require that MUFG's and BTMU's U.S. operations and businesses, including our Company, be held under a single IHC located in the U.S. (excluding, however, BTMU's U.S. branches which could be maintained separately). MUFG and BTMU are analyzing the potential impact of the FBO proposed rules on their U.S. operations (including UnionBanCal) and will make appropriate structural, operational and financial changes to comply with the FBO rules. Until the FBO rules are finalized, the significance of their impact on UnionBanCal, and MUFG's and BTMU's operations in the U.S. generally, cannot be determined.

        The newly-adopted capital rules of the Federal banking agencies, as described above, as well as the various proposed regulations described above, if adopted, may restrict our ability to grow during favorable market conditions, require us to raise additional capital and sources of liquidity, generally increase our cost of doing business, lead us to stop or reduce our offerings of various credit products and curtail our flexibility in the operation of our investment portfolio.

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

        Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board can be expected to have a material effect on our business, prospects, results of operations and financial condition.

        Refer to "Supervision and Regulation" in Item 1 of our 2012 Form 10-K for discussion of certain existing and proposed laws and regulations that may affect our business.

        The increasing regulation of the financial services industry has required and can be expected to continue to require significant investments in technology, personnel or other resources. Our competitors may be subject to different or reduced degrees of regulation due to their asset size or types of products offered and may also be able to more efficiently utilize resources to comply with regulations and to more efficiently absorb increased regulatory compliance costs into their existing cost structure.

        Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

        Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve Board has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Union Bank. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue.

  Company Factors

        The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations

        Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. We fund our operations in substantial part independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG's credit ratings or financial condition or prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness.

        At this time, we cannot predict actions, if any, which the rating agencies may take regarding the Government of Japan, MUFG or BTMU, nor the ultimate effect of these developments on our credit rating.

        BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against BTMU or MUFG. In June 2013, BTMU entered into a consent agreement with the New York State Department of Financial Services under which it was assessed a fine of $250,000,000 in connection with alleged violations of New York law with respect to certain clearing transactions entered into between 2002 and 2007 involving parties and countries sanctioned by the Office of Foreign Assets Control (OFAC).

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

        Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities

        We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. The federal bank regulators have announced regulatory enforcement actions against a number of large bank holding companies and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of the U.S. government's expectations for compliance with these regulatory regimes on the part of banks operating in the U.S., including Union Bank, and may result in increased compliance costs and increased risks of regulatory sanctions.

        We are subject to operational risks, including cybersecurity risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in "Management's Discussion and Analysis of Financial Condition and Results of Operations: Allowance for Credit Losses; Quantitative and Qualitative Disclosures about Market Risk; and Liquidity Risk." Operational risk includes execution risk related to operational initiatives, including implementation of our technology enhancement projects, increased reliance on internally developed models for risk and finance management, reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems, and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

        Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our or our customers' operations, interception, misuse or mishandling of personal, confidential or proprietary information and data, or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

        Union Bank and reportedly other financial institutions have been the target of various denial-of-service or other cyber attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyber attacks. These denial-of-service attacks have not breached the Company's data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. While we have a variety of cybersecurity measures in place, the consequences to our business of such attacks cannot be predicted with any certainty.

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

        In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as "phishing." The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyberattacks and similar tactics are not directed specifically at Union Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including Union Bank.

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

UNIONBANCAL CORPORATION (Registrant)
Date: August 9, 2013	By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2013	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2013	By:	/s/ ROLLAND D. JURGENS Rolland D. Jurgens Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(3)

(1)
Filed herewith
(2)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
(3)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act and is not otherwise subject to liability under those sections.