Form 10-Q
period 2013-09-30
UNIONBANCAL CORP
filed 2013-11-12
CIK 1011659

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        Number of shares of Common Stock outstanding at October 31, 2013: 136,330,830

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, along with other reports to the Securities and Exchange Commission (SEC) and other public documents, includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. "Risk Factors," in our 2012 Annual Report on Form 10-K, Part II, Item 1A. "Risk Factors" in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2012 Annual Report on Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.

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

  •
  Our assessment of economic conditions and trends and economic and credit cycles, and their impact on our business

  •
  The economic outlook for the U.S. in general, for particular states in the U.S., including California, Oregon, Washington, Texas, New York and Illinois, and for global economies

  •
  The impact of changes in interest rates, our strategy to manage our interest rate risk profile and our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers' ability to service their loans

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, for particular states in the U.S., including California, Oregon, Washington, Texas, New York and Illinois, and in foreign countries (including Japan and the Euro-zone)

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve Board, introduced in response to the 2008-2009 financial crises, the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the deposit insurance assessment policies of the Federal Deposit Insurance Corporation (FDIC), the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

  •
  Regulatory controls and processes and their impact on our business, including our operating costs and revenues

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk grade and credit migration trends and loss factors

  •
  Loan portfolio composition and risk grade trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities

  •
  Our hedging strategies and positions and expectations regarding reclassifications of gains or losses on hedging instruments into earnings and the sensitivity of our net income to various factors, including customer behavior relating to mortgage pre-payments and deposit repricing

  •
  Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, and projected results

  •
  Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisitions of Pacific Capital Bancorp, PB Capital Corporation's institutional commercial real estate lending portfolio, and Smartstreet and our April 2010 FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from the FDIC, or must pay to the FDIC, under loss share agreements

  •
  The impact of changes in our credit rating

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

  •
  The reorganization of our affiliated HighMark Funds into shares of unaffiliated mutual funds and the impact on our business and activities

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

UnionBanCal Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2013	September 30, 2012(1)	Percent Change	September 30, 2013	September 30, 2012(1)	Percent Change
Results of operations:
Net interest income	$685	$646	6%	$2,010	$1,942	4%
Noninterest income	234	197	19	686	589	16

Total revenue	919	843	9	2,696	2,531	7
Noninterest expense	689	638	8	2,104	1,851	14

Pre-tax, pre-provision income(2)	230	205	12	592	680	(13)
(Reversal of) provision for loan losses	(16)	45	(136)	(22)	30	(173)

Income before income taxes and including noncontrolling interests	246	160	54	614	650	(6)
Income tax expense	55	42	31	140	160	(13)

Net income including noncontrolling interests	191	118	62	474	490	(3)
Deduct: Net loss from noncontrolling interests	7	6	17	14	15	(7)

Net income attributable to UnionBanCal Corporation (UNBC)	$198	$124	60	$488	$505	(3)

Balance sheet (period average):
Total assets	$101,534	$87,881	16%	$98,984	$88,933	11%
Total securities	22,909	22,496	2	22,643	23,657	(4)
Total loans held for investment	66,608	55,285	20	63,633	54,792	16
Earning assets	92,035	79,137	16	89,479	80,085	12
Total deposits	77,434	64,420	20	75,692	64,448	17
UNBC Stockholder's equity	12,210	12,209	—	12,463	11,913	5
Performance ratios:
Return on average assets(3)	0.78%	0.56%		0.66%	0.76%
Return on average UNBC stockholder's equity(3)	6.50	4.06		5.23	5.65
Efficiency ratio(4)	75.01	75.56		78.03	73.15
Adjusted efficiency ratio(5)	67.21	68.33		68.10	67.81
Net interest margin(3)(6)	2.99	3.28		3.02	3.25
Net loans charged off (recovered) to average total loans held for investment(3)	(0.01)	0.30		0.04	0.31
Net loans charged off to average total loans held for investment, excluding purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(3)(13)	0.01	0.29		0.05	0.30

	As of
	September 30, 2013	December 31, 2012(1)
Balance sheet (end of period):
Total assets	$105,484	$97,008	9%
Total securities	22,318	22,455	(1)
Total loans held for investment	67,170	60,034	12
Nonperforming assets	574	616	(7)
Core deposits(7)	68,334	63,769	7
Total deposits	79,415	74,304	7
Long-term debt	7,803	5,622	39
UNBC Stockholder's equity	12,549	12,461	1
Capital ratios:
Tier 1 risk-based capital ratio(8)	11.17%	12.44%
Total risk-based capital ratio(8)	13.11	13.93
Leverage ratio	10.22	11.18
Tier 1 common capital ratio(8)(9)	11.10	12.35
Tangible common equity ratio(10)	9.01	9.89
Credit ratios:
Allowance for loan losses to total loans held for investment(11)	0.91%	1.09%
Allowance for loan losses to nonaccrual loans(11)	119.04	129.47
Allowance for credit losses to total loans held for investment(12)	1.10	1.28
Allowance for credit losses to nonaccrual loans(12)	144.63	152.67
Nonperforming assets to total loans held for investment and OREO	0.85	1.02
Nonperforming assets to total assets	0.54	0.63
Nonaccrual loans to total loans held for investment	0.76	0.84
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(13):
Allowance for loan losses to total loans held for investment(11)	0.92%	1.11%
Allowance for loan losses to nonaccrual loans(11)	123.53	137.40
Allowance for credit losses to total loans held for investment(12)	1.12	1.31
Allowance for credit losses to nonaccrual loans(12)	150.14	162.05
Nonperforming assets to total loans held for investment and OREO	0.78	0.88
Nonperforming assets to total assets	0.49	0.54
Nonaccrual loans to total loans held for investment	0.75	0.81

(1)
During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposits. The Company concluded that these errors were not material to the periods in which the corrections were made. For additional information, refer to Note 2 of Notes to Consolidated Financial Statements in this Form 10-Q.
(2)
Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover loan losses through a credit cycle.
(3)
Annualized.
(4)
The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).
(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on off-balance sheet commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities (VIEs), merger costs related to acquisitions, certain costs related to productivity initiatives, debt termination fees from balance sheet repositioning and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of privatization, gains from productivity initiatives related to the sale of certain business units in 2012 and 2013, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Refer to "Noninterest Expense" in this Form 10-Q for further information.
(6)
Amounts are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(7)
Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.
(8)
Effective September 30, 2013, the Company updated the methodologies applied to the calculation of its regulatory capital ratios as the result of recent regulatory correspondence, which clarified the treatment of certain off-balance sheet credit exposures. If the Company had applied the new methodology on a retrospective basis as of December 31, 2012, the Tier 1 risk-based capital ratio would have been 11.87%; the Total risk-based capital ratio would have been 13.30%; and the Tier 1 common capital ratio would have been 11.79%.
(9)
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
(10)
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
(11)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.
(12)
The allowance for credit losses ratios include the allowances for loan losses and for losses on off-balance sheet commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.
(13)
These ratios exclude the impact of all purchased credit-impaired loans and FDIC covered OREO. Purchased credit-impaired loans and OREO related to the acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank in April 2010 are covered under loss share agreements between Union Bank, N.A. and the Federal Deposit Insurance Corporation. Management believes the exclusion of purchased credit-impaired loans and FDIC covered OREO from certain asset quality ratios that include nonperforming loans, nonperforming assets, net loans charged off, total loans held for investment and the allowance for loan losses or credit losses in the numerator or denominator provides a better perspective into underlying asset quality trends.

        Please refer to our consolidated financial statements and the Notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) along with the following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2013 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" or "the Company" and terms such as "we," "us" and "our" refer to UnionBanCal Corporation, one or more of its consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank). We are a wholly-owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG). BTMU's global network includes the BTMU Headquarters for the Americas (BTMU HQA), which oversees the branches and certain subsidiaries of BTMU's operations in the Americas.

        We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, primarily in California, Oregon, Washington, Texas, New York and Illinois, as well as nationally and internationally. We had consolidated assets of $105.5 billion at September 30, 2013.

        References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2013 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Our sources of income are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities and merchant banking fees. In the third quarter of 2013, revenue was comprised of 75 percent net interest income and 25 percent noninterest income. Changes in interest rates, credit quality, economic regulatory trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

        In December 2012, we completed the purchase of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California. The transaction enhanced our geographic footprint within California's Central Coast region where PCBC's principal subsidiary, Santa Barbara Bank & Trust, N.A., conducted its banking activities. In the transaction, Union Bank acquired $3.8 billion in loans held for investment and $4.7 billion in deposits.

        In October 2012, we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits.

        Our results for the nine months ended September 30, 2013 reflect the impact of the aforementioned acquisitions.

  BTMU and UnionBanCal Integrated Business Initiative

        Recently, we announced the formation of BTMU Americas Holdings, which will preside over all BTMU operations in the Americas region, including the Company. An integrated executive committee for this management structure has been appointed and is being chaired by our Chief Executive Officer, who also serves as the BTMU Chief Executive Officer for the Americas. The committee also includes other senior officers of BTMU HQA and the Company. The Company has adopted a new internal management structure as a result of this integrated business initiative, and plans to revise the composition of its reportable segments in the fourth quarter of 2013 to reflect the new structure.

  Performance Highlights

        In the third quarter of 2013, net income attributable to UnionBanCal was $198 million, compared with $124 million in the third quarter of 2012. Net interest income was $685 million in the third quarter of 2013, compared with $646 million in the third quarter of 2012. The increase in net interest income was primarily due to loan growth. Partially offsetting the increase in net interest income was a lower net interest margin, reflecting lower yields on total loans held for investment and securities. We expect continued pressure on our net interest margin as our balance sheet continues to reprice downward in the current low interest rate environment. Noninterest income was $234 million in the third quarter of 2013, up $37 million, or 19 percent, from the third quarter of 2012. The primary components increasing noninterest income were the gain on the sale of certain affiliated HighMark Funds and higher net gains on the sale of securities. Partially offsetting this increase in total revenue was an increase in noninterest expense, which increased $51 million to $689 million for the third quarter of 2013 compared with the third quarter of 2012. The increase in noninterest expense was primarily due to higher salaries and employee benefits expense resulting from acquisition-related activity.

        The provision for loan losses was a benefit of $16 million for the quarter ended September 30, 2013, compared with a provision of $45 million for the quarter ended September 30, 2012 reflecting continued credit quality improvement within our loan portfolio. The provision for loan losses for the quarter ended September 30, 2012 included $22 million related to the impact of implementing OCC regulatory accounting guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower be charged off to their collateral value. Our ratio of nonaccrual loans to total loans held for investment was 0.76 percent at September 30, 2013 and 0.84 percent at December 31, 2012. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.91 percent at September 30, 2013 from 1.09 percent at December 31, 2012.

  Capital Ratios

        At September 30, 2013, our regulatory Tier 1 and total risk-based capital ratios were 11.17 percent and 13.11 percent, respectively, both above the well-capitalized regulatory thresholds, compared with 12.44 percent and 13.93 percent, respectively, at December 31, 2012. Our tangible common equity ratio and Tier 1 common risk-based capital ratio decreased 88 basis points and 125 basis points to 9.01 percent and 11.10 percent, respectively, at September 30, 2013. The decline in the Company's capital ratios from December 31, 2012 primarily reflects the acquisition of PB Capital.

Financial Performance

Net Interest Income

        The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended						Increase (Decrease)
	September 30, 2013			September 30, 2012					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$22,930	$192	3.32%	$20,389	$179	3.50%	$2,541	12%	$13	7%
Commercial mortgage	12,936	117	3.62	8,064	81	4.01	4,872	60	36	44
Construction	827	7	3.30	650	6	3.76	177	27	1	17
Lease financing	973	12	4.92	982	10	4.10	(9)	(1)	2	20
Residential mortgage	24,157	225	3.72	21,022	218	4.17	3,135	15	7	3
Home equity and other consumer loans	3,384	33	3.87	3,557	34	3.74	(173)	(5)	(1)	(3)

Loans, before purchased credit-impaired loans	65,207	586	3.58	54,664	528	3.86	10,543	19	58	11
Purchased credit-impaired loans	1,401	82	23.46	621	80	51.23	780	126	2	3

Total loans held for investment	66,608	668	4.00	55,285	608	4.39	11,323	20	60	10
Securities	22,909	122	2.12	22,496	132	2.34	413	2	(10)	(8)
Interest-bearing deposits in banks	2,050	1	0.25	941	—	0.24	1,109	118	1	nm
Federal funds sold and securities purchased under resale agreements	101	—	0.13	62	—	0.19	39	63	—	—
Trading account assets	134	1	0.43	228	1	0.53	(94)	(41)	—	—
Other earning assets	233	—	0.97	125	—	0.15	108	86	—	—

Total earning assets	92,035	792	3.43	79,137	741	3.74	12,898	16	51	7

Allowance for loan losses	(633)			(657)			24	4
Cash and due from banks	1,315			1,258			57	5
Premises and equipment, net	694			646			48	7
Other assets	8,123			7,497			626	8

Total assets	$101,534			$87,881			$13,653	16%

Liabilities
Interest-bearing deposits:
Transaction and money market accounts	$34,912	$31	0.36	$26,517	$15	0.23	$8,395	32	$16	107
Savings	5,633	2	0.13	5,222	2	0.16	411	8	—	—
Time	12,017	30	0.98	11,361	34	1.22	656	6	(4)	(12)

Total interest-bearing deposits	52,562	63	0.47	43,100	51	0.48	9,462	22	12	24

Commercial paper and other short-term borrowings(4)	3,376	2	0.20	2,541	2	0.25	835	33	—	—
Long-term debt	6,135	38	2.47	5,963	39	2.57	172	3	(1)	(3)

Total borrowed funds	9,511	40	1.66	8,504	41	1.88	1,007	12	(1)	(2)

Total interest-bearing liabilities	62,073	103	0.66	51,604	92	0.71	10,469	20	11	12

Noninterest-bearing deposits	24,872			21,320			3,552	17
Other liabilities	2,110			2,494			(384)	(15)

Total liabilities	89,055			75,418			13,637	18
Equity
UNBC Stockholder's equity	12,210			12,209			1	—
Noncontrolling interests	269			254			15	6

Total equity	12,479			12,463			16	—

Total liabilities and equity	$101,534			$87,881			$13,653	16%

Net interest income/spread (taxable-equivalent basis)		689	2.77%		649	3.03%			40	6%
Impact of noninterest-bearing deposits			0.19			0.21
Impact of other noninterest-bearing sources			0.03			0.04
Net interest margin			2.99			3.28
Less: taxable-equivalent adjustment		4			3				1	33

Net interest income		$685			$646				$39	6

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

nm = not meaningful

	For the Nine Months Ended						Increase (Decrease)
	September 30, 2013			September 30, 2012					Interest Income/ Expense(1)
							Average Balance
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)							Amount	Percent	Amount	Percent
Assets
Loans held for investment:(3)
Commercial and industrial	$21,996	$554	3.37%	$20,066	$535	3.56%	$1,930	10%	$19	4%
Commercial mortgage	11,573	330	3.81	8,204	248	4.03	3,369	41	82	33
Construction	760	22	3.84	720	22	4.12	40	6	—	—
Lease financing	1,030	28	3.61	1,006	32	4.23	24	2	(4)	(13)
Residential mortgage	23,485	667	3.79	20,396	654	4.28	3,089	15	13	2
Home equity and other consumer loans	3,495	100	3.85	3,627	105	3.85	(132)	(4)	(5)	(5)

Loans, before purchased credit-impaired loans	62,339	1,701	3.64	54,019	1,596	3.94	8,320	15	105	7
Purchased credit-impaired loans	1,294	245	25.30	773	219	37.88	521	67	26	12

Total loans held for investment	63,633	1,946	4.08	54,792	1,815	4.42	8,841	16	131	7
Securities	22,643	365	2.15	23,657	409	2.30	(1,014)	(4)	(44)	(11)
Interest-bearing deposits in banks	2,671	5	0.25	1,254	2	0.25	1,417	113	3	150
Federal funds sold and securities purchased under resale agreements	131	—	0.17	62	—	0.21	69	111	—	—
Trading account assets	149	1	0.36	185	1	0.57	(36)	(19)	—	—
Other earning assets	252	1	0.62	135	—	0.15	117	87	1	nm

Total earning assets	89,479	2,318	3.46	80,085	2,227	3.71	9,394	12	91	4

Allowance for loan losses	(642)			(710)			68	10
Cash and due from banks	1,356			1,299			57	4
Premises and equipment, net	701			659			42	6
Other assets	8,090			7,600			490	6

Total assets	$98,984			$88,933			$10,051	11%

Liabilities
Interest-bearing deposits:
Transaction and money market accounts	$32,983	$79	0.32	$25,926	$43	0.22	$7,057	27	$36	84
Savings	5,717	6	0.13	5,271	6	0.16	446	8	—	—
Time	12,346	99	1.07	12,636	108	1.15	(290)	(2)	(9)	(8)

Total interest-bearing deposits	51,046	184	0.48	43,833	157	0.48	7,213	16	27	17

Commercial paper and other short-term borrowings(4)	2,814	4	0.19	3,851	8	0.27	(1,037)	(27)	(4)	(50)
Long-term debt	5,629	109	2.57	5,907	111	2.50	(278)	(5)	(2)	(2)

Total borrowed funds	8,443	113	1.78	9,758	119	1.62	(1,315)	(13)	(6)	(5)

Total interest-bearing liabilities	59,489	297	0.67	53,591	276	0.69	5,898	11	21	8

Noninterest bearing deposits	24,646			20,615			4,031	20
Other liabilities	2,118			2,554			(436)	(17)

Total liabilities	86,253			76,760			9,493	12
Equity
UNBC Stockholder's equity	12,463			11,913			550	5
Noncontrolling interests	268			260			8	3

Total equity	12,731			12,173			558	5

Total liabilities and equity	$98,984			$88,933			$10,051	11%

Net interest income/spread (taxable-equivalent basis)		2,021	2.79%		1,951	3.02%			70	4%
Impact of noninterest-bearing deposits			0.20			0.19
Impact of other noninterest-bearing sources			0.03			0.04
Net interest margin			3.02			3.25
Less: taxable-equivalent adjustment		11			9				2	22

Net interest income		$2,010			$1,942				$68	4

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

nm = not meaningful

        Net interest income for the third quarter of 2013 increased $39 million, compared with the third quarter of 2012. The increase was primarily due to growth in total loans held for investment, reflecting the impact from both organic growth and the PCBC and PB Capital acquisitions. The increase in net interest income was largely offset by contraction in the net interest margin, reflecting declining yields on total loans held for investment and securities.

        Average total loans held for investment increased $11.3 billion for the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012, primarily due to organic growth in commercial mortgage loans, residential mortgage loans, commercial and industrial loans, and the PCBC and PB Capital acquisitions. Average interest-bearing deposits increased $9.5 billion, and average noninterest-bearing deposits increased $3.6 billion, in the third quarter of 2013 compared with the third quarter of 2012, primarily reflecting the PCBC and Smartstreet acquisitions.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the three and nine months ended September 30, 2013 and 2012:

Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2013	September 30, 2012			September 30, 2013	September 30, 2012
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$53	$51	$2	4%	$158	$158	$—	—%
Securities gains, net	47	41	6	15	170	88	82	93
Trust and investment management fees	34	29	5	17	107	86	21	24
Credit facility fees	31	27	4	15	83	77	6	8
Merchant banking fees	29	24	5	21	68	66	2	3
Brokerage commissions and fees	12	9	3	33	34	28	6	21
Trading account activities	15	23	(8)	(35)	41	71	(30)	(42)
Card processing fees, net	8	8	—	—	26	24	2	8
Other investment income	7	3	4	133	19	7	12	171
Other, net	(2)	(18)	16	89	(20)	(16)	(4)	(25)

Total noninterest income	$234	$197	$37	19%	$686	$589	$97	16%

        Noninterest income in the third quarter of 2013 was $234 million, compared with $197 million in the third quarter of 2012. The increase was primarily attributed to other noninterest income which increased by $16 million primarily due to the gain on the sale of certain affiliated HighMark Funds. The increase was also driven by a $6 million increase in gains on the sale of securities. Merchant banking fees increased $5 million primarily driven by an increase in syndication and referral fees, and trust and investment management fees increased $5 million primarily due to higher fees on assets under management. Noninterest income for the nine months ended September 30, 2013 increased to $686 million from $589 million in the same period in 2012. The increase was primarily due to gains from the sale of securities for the nine months ended September 30, 2013, which increased by $82 million compared with the nine months ended September 30, 2012 due to securities portfolio rebalancing activities, partially offset by a decrease in trading account activities, which decreased $30 million for the nine months ended September 30, 2013 compared with the same period in 2012. This decrease was due to lower fees received in the first quarter of 2013 due to decreased customer activity.

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2013	September 30, 2012			September 30, 2013	September 30, 2012
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$310	$279	$31	11%	$946	$814	$132	16%
Employee benefits	81	77	4	5	279	257	22	9

Salaries and employee benefits	391	356	35	10	1,225	1,071	154	14
Net occupancy and equipment	77	65	12	18	236	197	39	20
Professional and outside services	66	54	12	22	186	147	39	27
Software	20	16	4	25	60	51	9	18
Regulatory assessments	20	14	6	43	60	48	12	25
Low income housing credit investment amortization	17	16	1	6	52	47	5	11
Intangible asset amortization	16	20	(4)	(20)	49	62	(13)	(21)
Advertising and public relations	15	12	3	25	46	36	10	28
Communications	11	10	1	10	33	30	3	10
Data processing	8	9	(1)	(11)	29	27	2	7
(Reversal of) provision for losses on off-balance sheet commitments	1	(4)	5	nm	14	(7)	21	nm
Other	47	70	(23)	(33)	114	142	(28)	(20)

Total noninterest expense	$689	$638	$51	8%	$2,104	$1,851	$253	14%

nm = not meaningful

        Noninterest expense in the third quarter of 2013 was $689 million compared with $638 million in the third quarter of 2012. Salaries and employee benefits increased $35 million primarily due to increased staff expenses, while net occupancy and equipment expense increased $12 million, both reflecting the acquisition of PCBC. Professional and outside services increased due to various regulatory and compliance projects and acquisition-related costs.

        The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units in the first quarter of 2012 and the third quarter of 2013. The following table shows the calculation of this ratio for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Noninterest Expense	$689	$638	$2,104	$1,851
Less: Foreclosed asset expense and other credit costs	(2)	—	(6)	2
Less: (Reversal of) provision for losses on off-balance sheet commitments	1	(4)	14	(7)
Less: Productivity initiative costs	14	10	31	18
Less: LIHC investment amortization expense	17	15	52	46
Less: Expenses of the LIHC consolidated VIEs	11	10	23	25
Less: Merger costs related to acquisitions	25	6	109	10
Less: Net adjustments related to privatization transaction	13	21	41	64
Less: Debt termination fees from balance sheet repositioning	—	30	—	30
Less: Intangible asset amortization	3	—	10	—

Net noninterest expense, as adjusted (a)	$607	$550	$1,830	$1,663

Total Revenue	$919	$843	$2,696	$2,531
Add: Net interest income taxable-equivalent adjustment	4	3	11	9
Less: Productivity initiative gains	11	—	11	23
Less: Accretion related to privatization-related fair value adjustments	8	42	16	63
Less: Other credit costs	1	—	(6)	—

Total revenue, as adjusted (b)	$903	$804	$2,686	$2,454

Adjusted efficiency ratio (a)/(b)	67.21%	68.33%	68.10%	67.81%

Income Tax Expense

        The effective income tax rate was 22 percent in the third quarter of 2013 compared with 26 percent in the third quarter of 2012. The effective income tax rate was 23 percent in the nine month period ended September 30, 2013 compared with 25 percent for the nine month period ended September 30, 2012. The overall decrease in the effective tax rate for the third quarter of 2013 was primarily driven by the proportionately larger impact of low-income housing and alternative energy income tax benefits on pre-tax income.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" and "Changes in our tax rates could affect our future results" in "Risk Factors" in Part I, Item 1A and Note 11 to the consolidated financial statements in our 2012 Form 10-K.

Balance Sheet Analysis

Securities

        Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of residential and commercial mortgage-backed securities, collateralized loan obligations (CLOs) and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. government and government-sponsored agency residential and commercial mortgage-backed securities and cash flow CLOs. A cash flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

        The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our consolidated financial statements included in this Form 10-Q.

Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	September 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$23,125	$20,827	$2,298	11%
Commercial mortgage	12,905	9,939	2,966	30
Construction	855	627	228	36
Lease financing	972	1,104	(132)	(12)

Total commercial portfolio	37,857	32,497	5,360	16

Residential mortgage	24,714	22,705	2,009	9
Home equity and other consumer loans	3,336	3,647	(311)	(9)

Total consumer portfolio	28,050	26,352	1,698	6

Total loans held for investment, before purchased credit-impaired loans	65,907	58,849	7,058	12
Purchased credit-impaired loans	1,263	1,185	78	7

Total loans held for investment	$67,170	$60,034	$7,136	12%

        Loans held for investment increased from December 31, 2012 to September 30, 2013 primarily due to the acquisition of PB Capital's $3.5 billion institutional CRE lending portfolio and organic growth in the commercial and industrial and residential mortgage portfolios.

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.5 billion at both September 30, 2013 and

December 31, 2012. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

        As of September 30, 2013, our sovereign and non-sovereign debt exposure to European countries was not material.

Deposits

        The table below presents our deposits as of September 30, 2013 and December 31, 2012.

			Increase (Decrease)
	September 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Interest checking	$5,102	$5,178	$(76)	(1)%
Money market	30,919	25,169	5,750	23

Total interest-bearing transaction and money market accounts	36,021	30,347	5,674	19
Savings	5,589	5,853	(264)	(5)
Time	11,679	12,626	(947)	(8)

Total interest-bearing deposits	53,289	48,826	4,463	9
Noninterest-bearing deposits	26,126	25,478	648	3

Total deposits	$79,415	$74,304	$5,111	7%

Total interest-bearing deposits include the following brokered deposits:
Interest-bearing transaction and money market accounts	$3,222	$2,474	$748	30%
Time	3,367	3,008	359	12

Total brokered deposits	$6,589	$5,482	$1,107	20%

Core Deposits:
Total deposits	$79,415	$74,304	$5,111	7%
Less: Total brokered deposits	6,589	5,482	1,107	20
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	4,492	5,053	(561)	(11)

Total core deposits	$68,334	$63,769	$4,565	7%

        Total deposits and core deposits increased $5.1 billion and $4.6 billion, respectively, from December 31, 2012 to September 30, 2013, primarily due to organic retail deposit growth. Core deposits as a percentage of total deposits were 86 percent at September 30, 2013 and December 31, 2012.

Allowance for Credit Losses

  Allowance Policy and Methodology

        We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for off-balance sheet commitment losses) to absorb losses inherent in the loan portfolio as well as for off-balance sheet commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our consolidated financial statements and in the section "Allowance for Credit Losses" included in "Management's

Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 5 of our consolidated financial statements in this Form 10-Q.

  Allowance and Related Provision for Credit Losses

        The allowance for loan losses decreased $45 million to $608 million as of September 30, 2013 compared with $653 million at December 31, 2012. This decrease is primarily due to improving credit quality in our commercial and consumer portfolios. The unallocated allowance was $84 million at September 30, 2013, compared with $110 million at December 31, 2012. The allowance for credit losses for the commercial portfolio was updated to reflect an extension of the loss emergence period, which previously had been estimated within the unallocated allowance for loan losses. However, the unallocated allowance increased by $46 million at September 30, 2013 from $38 million at June 30, 2013. The increase was largely due to various refinements in assumptions underlying the methodology used to measure credit risk ascribed to the commercial loan portfolio segment.

        Our ratio of nonaccrual loans to total loans held for investment was 0.76 percent at September 30, 2013 and 0.84 percent at December 31, 2012. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.91 percent at September 30, 2013 from 1.09 percent at December 31, 2012. Annualized net loans recovered to average total loans held for investment was 0.01 percent for the quarter ended September 30, 2013 compared with an annualized net loans charged off to average total loans held for investment of 0.30 percent for the quarter ended September 30, 2012. Criticized credits in the commercial segment were $1.3 billion at September 30, 2013 and December 31, 2012. Criticized credits are those that have regulatory risk grades of "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as "substandard" or "doubtful." "Substandard" credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

  Change in the Total Allowance for Loan Losses

        The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$625	$656	$653	$764
(Reversal of) provision for loan losses, excluding FDIC covered loans	(16)	43	(22)	31
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	2	—	(1)
Increase/(Decrease) in allowance covered by FDIC indemnification	(2)	8	(2)	(1)
Other	—	1	—	1
Loans charged off:
Commercial and industrial	(6)	(12)	(18)	(56)
Commercial mortgage	(2)	(1)	(5)	(12)
Construction	(1)	—	(1)	(11)

Total commercial portfolio	(9)	(13)	(24)	(79)

Residential mortgage	(2)	(22)	(12)	(43)
Home equity and other consumer loans	(2)	(19)	(13)	(37)

Total consumer portfolio	(4)	(41)	(25)	(80)

FDIC covered loans	—	(3)	(3)	(5)

Total loans charged off	(13)	(57)	(52)	(164)

Recoveries of loans previously charged off:
Commercial and industrial	5	7	15	19
Commercial mortgage	4	5	6	8
Construction	1	1	1	7

Total commercial portfolio	10	13	22	34

Home equity and other consumer loans	2	1	4	2

Total consumer portfolio	2	1	4	2

FDIC covered loans	2	1	5	2

Total recoveries of loans previously charged off	14	15	31	38

Net loans recovered (charged off)	1	(42)	(21)	(126)

Ending balance of allowance for loan losses	$608	$668	$608	$668

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$607	$656	$607	$656
Allowance for loan losses on purchased credit-impaired loans	1	12	1	12

Total allowance for loan losses	608	668	608	668

Allowance for losses on off-balance sheet commitments	131	126	131	126

Total allowance for credit losses	$739	$794	$739	$794

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

        The following table sets forth an analysis of nonperforming assets:

			Increase (Decrease)
	September 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Commercial and industrial	$62	$48	$14	29%
Commercial mortgage	88	65	23	35

Total commercial portfolio	150	113	37	33

Residential mortgage	293	306	(13)	(4)
Home equity and other consumer loans	48	56	(8)	(14)

Total consumer portfolio	341	362	(21)	(6)

Total nonaccrual loans, before purchased credit-impaired loans	491	475	16	3
Purchased credit-impaired loans	20	30	(10)	(33)

Total nonaccrual loans	511	505	6	1
OREO, before FDIC covered OREO	22	45	(23)	(51)
FDIC covered OREO	41	66	(25)	(38)

Total nonperforming assets	$574	$616	$(42)	(7)%

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$513	$520	$(7)	(1)%

Troubled debt restructurings:
Accruing	$373	$401	$(28)	(7)%

Nonaccruing (included in total nonaccrual loans above)	$260	$209	$51	24%

Allowance for loan losses	$608	$653	$(45)	(7)%

Allowance for credit losses	$739	$770	$(31)	(4)%

Troubled Debt Restructurings

        Troubled debt restructurings (TDRs) are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are initially placed on nonaccrual and, typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

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

        The following table provides a summary of TDRs by loan type as of September 30, 2013 and December 31, 2012. Refer to Note 5 to our consolidated financial statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commercial and industrial	$232	$215	1.00%	1.03%
Commercial mortgage	70	64	0.54	0.64
Construction	2	35	0.21	5.54

Total commercial portfolio	304	314	0.80	0.96

Residential mortgage	303	271	1.23	1.19
Home equity and other consumer loans	23	21	0.69	0.58

Total consumer portfolio	326	292	1.16	1.11

Total restructured loans, excluding purchased credit-impaired loans(1)	$630	$606	0.96%	1.03%

(1)
Amounts exclude $3 million and $4 million of TDRs covered by FDIC loss share agreements at September 30, 2013 and December 31, 2012, respectively.

Loans 90 Days or More Past Due and Still Accruing

        Loans held for investment 90 days or more past due and still accruing totaled $8 million and $1 million at September 30, 2013 and December 31, 2012, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $203 million and $124 million at September 30, 2013 and December 31, 2012, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

Capital

        The following tables summarize our risk-based capital, risk-weighted assets, and risk-based capital ratios:

UnionBanCal Corporation

(Dollars in millions)	September 30, 2013	December 31, 2012
Capital Components
Tier 1 capital	$10,153	$9,864
Tier 2 capital	1,766	1,184

Total risk-based capital	$11,919	$11,048

Risk-weighted assets	$90,900	$79,321

Average total assets for leverage capital purposes	$99,377	$88,265

	September 30, 2013		December 31, 2012		September 30, 2013 Minimum Regulatory Requirement			September 30, 2013 "Well-Capitalized" Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$10,153	11.17%	$9,864	12.44%	≥$	3,636	4.0%	≥$	5,454	6.0%
Total capital (to risk-weighted assets)	11,919	13.11	11,048	13.93	≥	7,272	8.0	≥	9,090	10.0
Tier 1 leverage(1)	10,153	10.22	9,864	11.18	≥	3,975	4.0	≥	na	na

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

na—not applicable

Union Bank, N.A.

(Dollars in millions)	September 30, 2013	December 31, 2012
Capital Components
Tier 1 capital	$9,451	$9,192
Tier 2 capital	1,752	1,170

Total risk-based capital	$11,203	$10,362

Risk-weighted assets	$86,212	$78,674

Average total assets for leverage capital purposes	$98,877	$87,456

	September 30, 2013		December 31, 2012		September 30, 2013 Minimum Regulatory Requirement			September 30, 2013 "Well-Capitalized" Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Tier 1 capital (to risk-weighted assets)	$9,451	10.96%	$9,192	11.68%	≥$	3,448	4.0%	≥$	5,173	6.0%
Total capital (to risk-weighted assets)	11,203	13.00	10,362	13.17	≥	6,897	8.0	≥	8,621	10.0
Tier 1 leverage(1)	9,451	9.56	9,192	10.51	≥	3,955	4.0	≥	4,944	5.0

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

        Both the Company and the Bank are subject to various regulations of the federal banking agencies, including requirements to maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the leverage ratio). The Company and the Bank interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of our capital ratios. Effective September 30, 2013, the Company updated the methodologies applied to the calculation of its regulatory capital ratios as the result of recent regulatory correspondence, which clarified the treatment of certain off-balance sheet credit exposures. If the Company had applied the new methodology on a retrospective basis, as of December 31, 2012, the Tier 1 risk-based capital ratio would have been 11.87 percent, the Total risk-based capital ratio would have been 13.30 percent, and the Tier 1 common capital ratio would have been 11.79 percent. As of September 30, 2013, management believes the capital ratios of the Company and the Bank met all regulatory requirements of "well-capitalized" institutions. During the second quarter of 2013, Union Bank issued $750 million of subordinated debt to BTMU. The subordinated debt qualifies as Tier 2 capital for Union Bank.

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

        Commencing in January 2014, the Company will file its annual capital plan under the provisions mandated by the Federal Reserve's CCAR program. The Company's 2014 CCAR submission will encompass a range of expected and stressed economic and financial market scenarios, and will include an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. As part of the 2014 CCAR process, the Federal Reserve will also generate a supervisory stress test using the information provided by the Company to estimate performance and advise us as to whether it objects to any of our proposed capital actions. The Federal Reserve will publish its supervisory stress test results and the related CCAR results taking into account the Company's proposed capital actions.

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

        The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of September 30, 2013 and December 31, 2012:

			Increase (Decrease)
	September 30, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Total UNBC stockholder's equity	$12,549	$12,461	$88	1%
Goodwill	(3,168)	(2,942)	(226)	(8)
Intangible assets, except mortgage servicing rights (MSRs)	(287)	(373)	86	23
Deferred tax liabilities related to goodwill and intangible assets	110	129	(19)	(15)

Tangible common equity (a)	$9,204	$9,275	$(71)	(1)

Tier 1 capital, determined in accordance with regulatory requirements	$10,153	$9,864	$289	3
Junior subordinated debt payable to trusts	(66)	(66)	—	—

Tier 1 common equity (b)	$10,087	$9,798	$289	3

Total assets	$105,484	$97,008	$8,476	9
Goodwill	(3,168)	(2,942)	(226)	(8)
Intangible assets, except MSRs	(287)	(373)	86	23
Deferred tax liabilities related to goodwill and intangible assets	110	129	(19)	(15)

Tangible assets (c)	$102,139	$93,822	$8,317	9

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$90,900	$79,321	$11,579	15%

Tangible common equity ratio (a)/(c)	9.01%	9.89%
Tier 1 common capital ratio (b)/(d)	11.10	12.35

        In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules in accordance with certain transition provisions. Under the rules as adopted, banking organizations will be required to determine their regulatory capital requirements under either the advanced approaches or the standardized approach. Banking organizations may elect to use the advanced approaches (with regulatory approval), and certain banking organizations will be required to use the advanced approaches (e.g., those with total assets of $250 billion or more). For banking organizations whose regulatory capital requirements are determined under the advanced approaches, which we expect will include the Company, the effective date and the beginning of the transitional adjustments will be January 1, 2014, and for other banking organizations, January 1, 2015. The final rules establish more restrictive capital definitions, create additional categories and higher risk weightings for certain asset classes and off-balance sheet exposures, higher minimum capital and leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5 percent; (b) a Tier 1 capital ratio of 6 percent; (c) a total capital ratio of 8 percent; and (d) a Tier 1 leverage ratio to average consolidated assets of 4 percent. The advanced approaches banking organizations will also be subject to a new and separate supplementary leverage ratio under which they will be required to maintain capital against not only on-balance sheet assets but also certain off-balance sheet assets and exposures, including derivative exposures. Banking organizations that are subject to the advanced approaches must include most elements of their accumulated other comprehensive income (AOCI) in determining their regulatory capital; banking organizations using the standardized approach may make a one-time permanent opt-out election to exclude most AOCI elements from regulatory capital. Advanced approaches banking organizations must also determine their capital ratios with reference to the lower of the standardized or advanced approaches.

        The Company is evaluating the impact that these recently adopted rules of the U.S. federal banking agencies will have on its capital position and capital management policy and expects that it will be able to satisfy the minimum capital requirements within the prescribed implementation timelines. For additional information, see Item 1A. Risk Factors—"The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in this Form 10-Q and "Supervision and Regulation—Regulatory Capital Standards" in our 2012 Form 10-K.

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

(Dollars in millions)	September 30, 2013	December 31, 2012
Effect on net interest income:
Increase 200 basis points	$137.5	$118.8
as a percentage of base case net interest income	5.05%	4.42%
Decrease 100 basis points	$(52.1)	$(49.1)
as a percentage of base case net interest income	(1.91)%	(1.83)%

        An increase in rates increases net interest income. During the third quarter of 2013, the Company's asset sensitive profile increased slightly as changes were made to balance sheet composition and as a result of new activity forecasted to occur over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but in the current low-interest rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company's historical deposit pricing to forecast future deposit pricing in its scenarios. Management's response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed customer behaviors and future competitive responses with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.

  Investment Securities

        Our ALM securities portfolio is composed of available for sale and held to maturity securities. As of September 30, 2013, this portfolio totaled $20.3 billion and was composed of $14.8 billion of available for sale securities and $5.4 billion of held to maturity securities. As of December 31, 2012, this portfolio totaled $20.9 billion and was composed of $19.7 billion of available for sale securities and $1.1 billion of held to maturity securities. The expected weighted average life of our ALM securities portfolio was 5.3 years at September 30, 2013. Based on current prepayment projections, the estimated ALM securities portfolio's effective duration was 4.1 at September 30, 2013, compared with 2.3 at December 31, 2012. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 4.1 suggests an expected price decrease of approximately 4.1 percent for an immediate 1 percent parallel increase in interest rates. At September 30, 2013, approximately $6.1 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law.

        In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.9 billion of direct bank purchase bonds which are managed within our Corporate Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

  ALM Derivatives

        Since December 31, 2012, the notional amount of the ALM derivatives portfolio decreased by $4.9 billion. The Bank terminated $4.6 billion of receive fixed interest rate swap contracts previously used to hedge floating rate commercial loans and $2.0 billion of interest rate caps previously used to hedge interest-bearing deposits. In addition, $750 million of interest rate swaps and $1.0 billion of interest rate caps matured during the period. The interest rate swaps were partly replaced by $3.5 billion of new receive fixed interest rate swap contracts to hedge floating rate commercial loans.

        The fair value of the ALM derivatives portfolio decreased as a result of the terminations noted above. For additional discussion of derivative instruments and our hedging strategies, see Note 11 to our consolidated financial statements in this Form 10-Q and Note 17 to our consolidated financial statements included in our 2012 Form 10-K.

(Dollars in millions)	September 30, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for purposes other than trading:
Interest rate swap receive fixed contracts	$3,550	$5,300	$(1,750)
Interest rate cap purchased contracts	—	3,100	(3,100)
Other contracts	165	109	56

Total interest rate contracts	$3,715	$8,509	$(4,794)

Fair value of positions held for purposes other than trading:
Gross positive fair value	$23	$29	$(6)
Gross negative fair value	7	3	4

Positive (negative) fair value of positions, net	$16	$26	$(10)

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

        As of September 30, 2013, we had notional amounts of $43.7 billion of interest rate derivative contracts, $3.4 billion of foreign exchange derivative contracts and $3.9 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of September 30, 2013, notional amounts of $1.1 billion, $2.0 billion and $3.9 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked certificates of deposit.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2013 and December 31, 2012, and the change in fair value between September 30, 2013 and December 31, 2012:

(Dollars in millions)	September 30, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$43,675	$37,790	$5,885
Commodity contracts	5,916	5,595	321
Foreign exchange contracts(1)	4,477	4,050	427
Equity contracts	3,910	3,631	279

Total	$57,978	$51,066	$6,912

Fair value of positions held for trading purposes:
Gross positive fair value	$1,098	$1,413	$(315)
Gross negative fair value	987	1,317	(330)

Positive fair value of positions, net	$111	$96	$15

(1)
Excludes spot contracts with a notional amount of $0.6 billion and $0.5 billion at September 30, 2013 and December 31, 2012, respectively.

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

        Wholesale funding increased to $13.8 billion at September 30, 2013, up $3.8 billion from $10.0 billion at December 31, 2012. The increase is primarily due to the issuance of $2.0 billion in senior notes by Union Bank during the third quarter of 2013. Total deposits increased $5.1 billion from $74.3 billion at December 31, 2012 to $79.4 billion at September 30, 2013, primarily reflecting organic retail deposit growth.

        Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2013, our core deposits totaled $68.3 billion and our total loan-to-total core deposit ratio was 98 percent.

        The Bank maintains a variety of funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of September 30, 2013, the Bank had $1.6 billion of secured borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $36.1 billion.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $1.0 billion from $12.9 billion at December 31, 2012 to $13.9 billion at September 30, 2013.

  •
  The Bank has an $8.0 billion unsecured Bank Note Program, of which $2.7 billion was available for issuance at September 30, 2013. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. The Company has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of September 30, 2013, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

        We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our funding needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, see "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" in Part II, Item 1A. "Risk Factors" in this Form 10-Q. The following table provides our credit ratings as of September 30, 2013:

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

        On October 24, 2013, the OCC, the Fed, and the FDIC jointly issued a proposed rule that would implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standards established by the Basel Committee on Banking Supervision. The LCR would generally apply to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a modified LCR to bank holding companies with total assets between $50 billion and $250 billion. Under the modified LCR, which is expected to apply to the Company, an institution would be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be readily converted into cash in an amount equal to or greater than its projected net cash outflows during a short-term stress period. The proposed LCR (or the ratio of the institution's liquid assets to its projected net cash outflow) is more stringent than the Basel Committee's LCR standard in several respects, and the proposed transition period, which would begin on January 1, 2015 and require institutions to be fully compliant by January 1, 2017, is shorter than that included in the Basel agreement.

        The Company is currently evaluating the proposal and its potential impact on its businesses; however, the Company expects to meet or exceed the final LCR requirement within the regulatory timelines. For information regarding this proposed rule, see "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part II, Item 1A, "Risk Factors" in this Form 10-Q.

Business Segments

        We have three operating segments: Retail Banking Group, Corporate Banking Group and Pacific Rim Corporate Group. The Pacific Rim Corporate Group is included in "Other." We have two reportable business segments: Retail Banking and Corporate Banking.

        Unlike financial accounting, there is no authoritative body of guidance for the management accounting equivalent to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other companies, and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. For a description of these methodologies, see Note 14 to our consolidated financial statements included in this Form 10-Q. Beginning with third quarter 2013, the operating segments' credit losses were revised to base the allocation on the Company's actual provision for credit losses. Credit losses were previously based on an expected credit loss allocation methodology, in which credit expense was charged to an operating segment based upon expected losses arising from credit risk. Prior period segment results have been revised to reflect this change in methodology.

	Retail Banking				Corporate Banking
	As of and for the Three Months Ended September 30,		Increase (Decrease)		As of and for the Three Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Results of operations—Market View:
Net interest income (expense)	$305	$269	$36	13%	$378	$341	$37	11%
Noninterest income (expense)	71	56	15	27	147	155	(8)	(5)

Total revenue	376	325	51	16	525	496	29	6
Noninterest expense (income)	294	260	34	13	261	257	4	2
(Reversal of) provision for loan losses	(16)	35	(51)	(146)	5	18	(13)	(72)

Income (loss) before income taxes and including noncontrolling interests	98	30	68	227	259	221	38	17
Income tax expense (benefit)	38	12	26	217	72	58	14	24

Net income (loss) including noncontrolling interest	60	18	42	233	187	163	24	15
Deduct: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$60	$18	$42	233	$187	$163	$24	15

Average balances—Market View:
Total loans held for investment	$29,895	$25,628	$4,267	17	$38,587	$31,230	$7,357	24
Total assets	31,269	26,598	4,671	18	45,724	37,555	8,169	22
Total deposits	34,400	25,617	8,783	34	41,496	36,802	4,694	13

	Other				Reconciling Items
	As of and for the Three Months Ended September 30,		Increase (Decrease)		As of and for the Three Months Ended September 30,
	2013	2012	Amount	Percent	2013	2012
Results of operations—Market View:
Net interest income (expense)	$21	$56	$(35)	(63)%	$(19)	$(20)
Noninterest income (expense)	33	4	29	nm	(17)	(18)

Total revenue	54	60	(6)	(10)	(36)	(38)
Noninterest expense (income)	150	139	11	8	(16)	(18)
(Reversal of) provision for loan losses	(7)	(3)	(4)	(133)	2	(5)

Income (loss) before income taxes and including noncontrolling interests	(89)	(76)	(13)	(17)	(22)	(15)
Income tax expense (benefit)	(46)	(21)	(25)	(119)	(9)	(7)

Net income (loss) including noncontrolling interest	(43)	(55)	12	22	(13)	(8)
Deduct: Net loss from noncontrolling interests(1)	7	6	1	17	—	—

Net income (loss) attributable to UNBC	$(36)	$(49)	$13	27	$(13)	$(8)

Average balances—Market View:
Total loans held for investment	$291	$628	$(337)	(54)	$(2,165)	$(2,201)
Total assets	26,768	25,977	791	3	(2,227)	(2,249)
Total deposits	4,583	4,460	123	3	(3,045)	(2,459)

	UnionBanCal Corporation
	As of and for the Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Results of operations—Market View:
Net interest income (expense)	$685	$646	$39	6%
Noninterest income (expense)	234	197	37	19

Total revenue	919	843	76	9
Noninterest expense (income)	689	638	51	8
(Reversal of) provision for loan losses	(16)	45	(61)	(136)

Income (loss) before income taxes and including noncontrolling interests	246	160	86	54
Income tax expense (benefit)	55	42	13	31

Net income (loss) including noncontrolling interest	191	118	73	62
Deduct: Net loss from noncontrolling interests(1)	7	6	1	17

Net income (loss) attributable to UNBC	$198	$124	$74	60

Average balances—Market View:
Total loans held for investment	$66,608	$55,285	$11,323	20
Total assets	101,534	87,881	13,653	16
Total deposits	77,434	64,420	13,014	20

(1)
Reflects net loss attributed to noncontrolling interest related to our consolidated VIEs.

nm = not meaningful

	Retail Banking				Corporate Banking
	As of and for the Nine Months Ended September 30,		Increase (Decrease)		As of and for the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Results of operations—Market View:
Net interest income (expense)	$917	$809	$108	13%	$1,106	$1,000	$106	11%
Noninterest income (expense)	191	170	21	12	461	444	17	4

Total revenue	1,108	979	129	13	1,567	1,444	123	9
Noninterest expense (income)	896	788	108	14	810	740	70	9
(Reversal of) provision for loan losses	(28)	47	(75)	(160)	35	19	16	84

Income (loss) before income taxes and including noncontrolling interests	240	144	96	67	722	685	37	5
Income tax expense (benefit)	94	57	37	65	193	191	2	1

Net income (loss) including noncontrolling interest	146	87	59	68	529	494	35	7
Deduct: Net loss from noncontrolling interests(1)	—	—	—	—	—	—	—	—

Net income (loss) attributable to UNBC	$146	$87	$59	68	$529	$494	$35	7

Average balances—Market View:
Total loans held for investment	$29,363	$25,090	$4,273	17	$36,060	$31,168	$4,892	16
Total assets	30,743	26,105	4,638	18	42,884	36,623	6,261	17
Total deposits	32,955	25,191	7,764	31	40,883	35,276	5,607	16

	Other				Reconciling Items
	As of and for the Nine Months Ended September 30,		Increase (Decrease)		As of and for the Nine Months Ended September 30,
	2013	2012	Amount	Percent	2013	2012
Results of operations—Market View:
Net interest income (expense)	$45	$192	$(147)	(77)%	$(58)	$(59)
Noninterest income (expense)	83	21	62	295	(49)	(46)

Total revenue	128	213	(85)	(40)	(107)	(105)
Noninterest expense (income)	439	365	74	20	(41)	(42)
(Reversal of) provision for loan losses	(29)	(29)	—	—	—	(7)

Income (loss) before income taxes and including noncontrolling interests	(282)	(123)	(159)	(129)	(66)	(56)
Income tax expense (benefit)	(121)	(65)	(56)	(86)	(26)	(23)

Net income (loss) including noncontrolling interest	(161)	(58)	(103)	(178)	(40)	(33)
Deduct: Net loss from noncontrolling interests(1)	14	16	(2)	(13)	—	(1)

Net income (loss) attributable to UNBC	$(147)	$(42)	$(105)	(250)	$(40)	$(34)

Average balances—Market View:
Total loans held for investment	$388	$730	$(342)	(47)	$(2,178)	$(2,196)
Total assets	27,590	28,445	(855)	(3)	(2,233)	(2,240)
Total deposits	4,707	6,407	(1,700)	(27)	(2,853)	(2,426)

	UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Results of operations—Market View:
Net interest income (expense)	$2,010	$1,942	$68	4%
Noninterest income (expense)	686	589	97	16

Total revenue	2,696	2,531	165	7
Noninterest expense (income)	2,104	1,851	253	14
(Reversal of) provision for loan losses	(22)	30	(52)	(173)

Income (loss) before income taxes and including noncontrolling interests	614	650	(36)	(6)
Income tax expense (benefit)	140	160	(20)	(13)

Net income (loss) including noncontrolling interest	474	490	(16)	(3)
Deduct: Net loss from noncontrolling interests(1)	14	15	(1)	(7)

Net income (loss) attributable to UNBC	$488	$505	$(17)	(3)

Average balances—Market View:
Total loans held for investment	$63,633	$54,792	$8,841	16
Total assets	98,984	88,933	10,051	11
Total deposits	75,692	64,448	11,244	17

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

        Retail Banking is comprised of two major divisions:

  •
  the Community Banking Division serves its customers through 357 full-service branches in California and 48 full-service branches in Washington and Oregon. Customers may also access our services 24 hours-a-day by telephone or through our website at www.unionbank.com. In addition, the branches offer automated teller and point-of-sale merchant services.

    The Community Banking Division is organized geographically and serves its customers in the following ways:

    —
    through banking branches and ATMs, which serve consumers and businesses with checking and deposit products and services, as well as various types of consumer and business financing and investment services;

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

        At September 30, 2013, 53 percent in principal amount of our residential mortgage loans had current payment terms in which the monthly payment covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of regularly amortizing loans and a small amount of balloon loans. Refer to Note 5 of our consolidated financial statements included in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at September 30, 2013.

        We do not have a program for originating or purchasing subprime loan products. The Bank's "no doc" and "low doc" loan origination programs were discontinued in 2008, except for a streamlined refinance process for existing Bank mortgages that was discontinued in 2011. At September 30, 2013, the outstanding balances of the "no doc" and "low doc" portfolios were approximately 28 percent of our residential mortgage loans. At September 30, 2013, the aggregate balance of "no doc" and "low doc" loans past due 30 days or more was $119 million, compared with $154 million at December 31, 2012. These loan delinquency rates remained below the industry average for California prime loans.

        Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. We had approximately 33 percent and 34 percent of these home equity loans and lines supported by first liens on residential properties at September 30, 2013 and December 31, 2012. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations.

        During the first nine months of 2013, net income for Retail Banking increased 68 percent compared with the same period in 2012. The increase resulted from a 13 percent increase in net interest income and a 12 percent increase in noninterest income, partially offset by a 14 percent increase in noninterest expense. The increases in net interest income and noninterest expense were primarily related to our PCBC acquisition. Average asset growth in the first nine months of 2013 compared with the same period in 2012 was primarily driven by a 17 percent increase in average loans held for investment, mainly in residential mortgages, reflecting both our PCBC acquisition and organic loan growth. Average deposits increased 31 percent during the first nine months of 2013 compared with the same period in 2012, driven by both the PCBC acquisition and organic deposit generation. Retail Banking continues to focus on marketing activities to attract new consumer and small business deposits, customer cross-sell, and relationship management.

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

  —
  UnionBanc Investment Services LLC (UBIS) is a subsidiary of Union Bank and is our registered broker-dealer and registered investment advisor. UBIS provides services to retail and institutional clients in several core products areas, including annuities, mutual funds, and fixed income products. Retail services are delivered through dedicated investment specialists located throughout the Bank's geographical footprint. Institutional services are delivered through a dedicated trading desk and sales force specializing in fixed income products; and

  —
  Asset Management includes HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor, which provides investment management and advisory services to institutional clients as well as investment advisory services to the affiliated HighMark Funds. During the third quarter of 2013, the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds was completed. Following this reorganization, HighMark Capital Management, Inc. provides investment management sub-advisory services to these unaffiliated mutual funds. HighMark Capital Management, Inc. also provides investment management services to Union Bank with respect to most of its trust and agency clients, including corporations, pension funds and individuals.

        Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. These offices, which rely extensively on relationship-oriented banking, provide a variety of services including cash management, lines of credit, accounts receivable and inventory financing. Separately, we originate or participate in a variety of financial services to major corporations. These services include traditional commercial banking and specialized financing tailored to the needs of each customer's specific industry. We are active in, among other sectors, power and utilities, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either September 30, 2013 or December 31, 2012.

        Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. Geographically, 58 percent of the construction loan portfolio was domiciled in California as of September 30, 2013. The commercial mortgage loan portfolio consists of loans secured by commercial income properties, 63 percent of which were to borrowers located in California, 8 percent in New York, 6 percent in Washington, and the remaining 23 percent in various other states as of September 30, 2013.

        Lease financing includes either direct financing leases, where the assets leased are acquired without additional financing from other sources, or leveraged leases, where a substantial portion of the financing is provided by debt with no recourse to us. At September 30, 2013, we had leveraged leases of $585 million, which were net of non-recourse debt of approximately $1.0 billion. In accordance with accounting guidance for leveraged leases, the gross lease receivable is offset by the qualifying non-recourse debt. In leveraged lease transactions, the third-party lender may only look to the collateral value of the leased assets for repayment in the event of lessee default.

        During the first nine months of 2013, net income for Corporate Banking increased 7 percent compared with the same period in 2012, primarily resulting from an 11 percent increase in net interest income and a 4 percent increase in noninterest income. The increase in net interest income was the result of strong asset growth, as well as our PCBC and PB Capital acquisitions. The increase in noninterest income included gains on the sale of lease financings, partially offset by lower trading income. During the first nine months of 2013, average deposits increased 16 percent compared with the same period in 2012, primarily due to a 20 percent increase in noninterest-bearing deposits and a 13 percent increase in interest-bearing deposits, partially reflecting the impact of our PCBC and Smartstreet acquisitions.

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

  •
  the residual costs of support groups;

  •
  corporate activities that are not directly attributable to the business segments. Included in this category are certain other items such as the results of operations of certain subsidiaries of UnionBanCal, and the elimination of the fully taxable-equivalent basis amount;

  •
  goodwill, intangible assets, and related amortization/accretion associated with our privatization transaction;

  •
  the FDIC covered assets; and

  •
  the adjustment between the tax expense calculated using the adjusted statutory tax rate of 39.29 percent and our consolidated effective tax rate.

        During the nine months ended September 30, 2013, net income decreased by $105 million compared with the same period in 2012, resulting from a $147 million decrease in net interest income and a $74 million increase in noninterest expense, partially offset by a $62 million increase in noninterest income. The decrease in net interest income was primarily the result of decreased income from securities that were sold as part of the Company's portfolio rebalancing activities. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits. The increase in noninterest income was primarily due to an $87 million increase in gains on the sale of securities. The increase was partially offset by a $9 million decrease in trading income and an $8 million decrease in indemnification asset accretion, driven by better than expected FDIC covered loans performance, in the nine months ended September 30, 2013.

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

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2012 Form 10-K. There have been no material changes to these critical accounting estimates during the third quarter of 2013.

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

affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:

        During the quarter ended September 30, 2013, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG's non-U.S. affiliate. Specifically, MUFG's non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended September 30, 2013, the aggregate interest and fee income relating to these transactions was less than ¥35 million, representing less than 0.005 percent of MUFG's total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2013, the average aggregate balance of deposits held in these accounts represented less than 0.01 percent of the average balance of MUFG's total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG's total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥500 million, representing less than 0.001 percent of MUFG's total loans, as of September 30, 2013. For the quarter ended September 30, 2013, the aggregate gross interest and fee income relating to these loan transactions was less than ¥25 million, representing less than 0.005 percent of MUFG's total interest and fee income.

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

        As of the date of this report, to our knowledge, there are no other activities, transactions or dealings by us during the quarter ended September 30, 2013 that require disclosure in this Form 10-Q under Section 13(r) of the Exchange Act. For affiliates that we do not control and that are or may be our affiliates solely due to their possible common control by our parent MUFG, we have relied upon MUFG for information regarding their activities, transactions and dealings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures About Market Risk" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2013. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control Over Financial Reporting.    During the third quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Income
Loans	$668	$608	$1,946	$1,810
Securities	118	129	354	405
Other	2	1	7	3

Total interest income	788	738	2,307	2,218

Interest Expense
Deposits	63	51	184	157
Commercial paper and other short-term borrowings	2	2	4	8
Long-term debt	38	39	109	111

Total interest expense	103	92	297	276

Net Interest Income	685	646	2,010	1,942
(Reversal of) provision for loan losses	(16)	45	(22)	30

Net interest income after (reversal of) provision for loan losses	701	601	2,032	1,912

Noninterest Income
Service charges on deposit accounts	53	51	158	158
Trust and investment management fees	34	29	107	86
Trading account activities	15	23	41	71
Securities gains, net	47	41	170	88
Credit facility fees	31	27	83	77
Merchant banking fees	29	24	68	66
Brokerage commissions and fees	12	9	34	28
Card processing fees, net	8	8	26	24
Other, net	5	(15)	(1)	(9)

Total noninterest income	234	197	686	589

Noninterest Expense
Salaries and employee benefits	391	356	1,225	1,071
Net occupancy and equipment	77	65	236	197
Professional and outside services	66	54	186	147
Intangible asset amortization	16	20	49	62
Regulatory assessments	20	14	60	48
(Reversal of) provision for losses on off-balance sheet commitments	1	(4)	14	(7)
Other	118	133	334	333

Total noninterest expense	689	638	2,104	1,851

Income before income taxes and including noncontrolling interests	246	160	614	650
Income tax expense	55	42	140	160

Net Income including Noncontrolling Interests	191	118	474	490
Deduct: Net loss from noncontrolling interests	7	6	14	15

Net Income attributable to UNBC	$198	$124	$488	$505

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Net Income Attributable to UNBC	$198	$124	$488	$505
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	11	21	8	41
Net change in unrealized gains (losses) on investment securities	(55)	195	(449)	281
Foreign currency translation adjustment	—	1	(3)	1
Net change in gains (losses) on pension and other postretirement benefits	18	16	53	46

Total other comprehensive income (loss)	(26)	233	(391)	369

Comprehensive Income (Loss) Attributable to UNBC	172	357	97	874
Comprehensive loss from noncontrolling interests	(7)	(6)	(14)	(15)

Total Comprehensive Income (Loss)	$165	$351	$83	$859

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions except for per share amount)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$1,719	$1,845
Interest bearing deposits in banks	5,471	3,477
Federal funds sold and securities purchased under resale agreements	122	169

Total cash and cash equivalents	7,312	5,491
Trading account assets (includes $13 at September 30, 2013 and $1 at December 31, 2012 of assets pledged as collateral)	776	1,208
Securities available for sale	16,872	21,352
Securities held to maturity (Fair value: September 30, 2013, $5,450; December 31, 2012, $1,135)	5,446	1,103
Loans held for investment	67,170	60,034
Allowance for loan losses	(608)	(653)

Loans held for investment, net	66,562	59,381
Premises and equipment, net	685	710
Intangible assets	288	376
Goodwill	3,168	2,942
FDIC indemnification asset	191	338
Other assets	4,184	4,107

Total assets	$105,484	$97,008

Liabilities
Deposits:
Noninterest bearing	$26,126	$25,478
Interest bearing	53,289	48,826

Total deposits	79,415	74,304
Commercial paper and other short-term borrowings	3,078	1,363
Long-term debt	7,803	5,622
Trading account liabilities	614	895
Other liabilities	1,767	2,099

Total liabilities	92,677	84,283

Commitments, contingencies and guarantees—See Note 13
Equity
UNBC stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of September 30, 2013 and December 31, 2012	136	136
Additional paid-in capital	5,985	5,994
Retained earnings	7,333	6,845
Accumulated other comprehensive loss	(905)	(514)

Total UNBC stockholder's equity	12,549	12,461
Noncontrolling interests	258	264

Total equity	12,807	12,725

Total liabilities and equity	$105,484	$97,008

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	UNBC Stockholder's Equity
(in millions, except shares)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
BALANCE DECEMBER 31, 2011	$136	$5,989	$6,217	$(809)	$268	$11,801

Net income (loss)			505		(15)	490
Other comprehensive income (loss), net of tax				369		369
Other					6	6

Net change	—	—	505	369	(9)	865

BALANCE SEPTEMBER 30, 2012	$136	$5,989	$6,722	$(440)	$259	$12,666

BALANCE DECEMBER 31, 2012	$136	$5,994	$6,845	$(514)	$264	$12,725

Net income (loss)			488		(14)	474
Other comprehensive income (loss), net of tax				(391)		(391)
Compensation—restricted stock units		(9)				(9)
Other					8	8

Net change	—	(9)	488	(391)	(6)	82

BALANCE SEPTEMBER 30, 2013	$136	$5,985	$7,333	$(905)	$258	$12,807

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$474	$490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(22)	30
(Reversal of) provision for losses on off-balance sheet commitments	14	(7)
Depreciation, amortization and accretion, net	381	351
Stock-based compensation—restricted stock units	15	—
Deferred income taxes	38	3
Net gains on sales of securities	(170)	(88)
Net decrease (increase) in trading account assets	432	(101)
Net decrease (increase) in other assets	(348)	170
Net increase (decrease) in trading account liabilities	(281)	(88)
Net increase (decrease) in other liabilities	50	(591)
Loans originated for sale	(183)	(8)
Net proceeds from sale of loans originated for sale	155	6
Other, net	33	(85)

Total adjustments	114	(408)

Net cash provided by (used in) operating activities	588	82

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	8,109	6,109
Proceeds from paydowns and maturities of securities available for sale	2,925	5,185
Purchases of securities available for sale and held to maturity	(11,666)	(7,751)
Proceeds from paydowns and maturities of securities held to maturity	344	155
Purchases of premises and equipment	(84)	(50)
Proceeds from sales of loans	365	227
Net decrease (increase) in loans	(4,132)	(3,256)
Proceeds from FDIC loss share agreements	6	64
Net cash paid for acquisitions	(3,688)	—
Other, net	47	12

Net cash provided by (used in) investing activities	(7,774)	695

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,111	715
Net increase (decrease) in commercial paper and other short-term borrowings	1,715	(1,592)
Proceeds from issuance of subordinated debt due to BTMU	750	—
Proceeds from issuance of long-term debt	1,999	895
Repayment of long-term debt	(550)	(2,025)
Other, net	(26)	2
Change in noncontrolling interests	8	6

Net cash provided by (used in) financing activities	9,007	(1,999)

Net change in cash and cash equivalents	1,821	(1,222)
Cash and cash equivalents at beginning of period	5,491	4,195

Cash and cash equivalents at end of period	$7,312	$2,973

Cash Paid During the Period For:
Interest	$266	$276
Income taxes, net	25	184
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	3,860	155
Net transfer of loans held for investment to loans held for sale	381	200
Transfer of loans held for investment to other real estate owned assets (OREO)	30	83
Carrying amount of securities held to maturity immediately prior to transfer to securities available for sale	—	1,112

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments

        The unaudited consolidated financial statements of UnionBanCal Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2013 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

        The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses (Note 5), purchased credit-impaired loans (Note 5), goodwill impairment analysis, pension accounting (Note 7), fair value of financial instruments (Note 10), and income taxes.

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

        Beginning in 2013, fees associated with certain unused commitment balances are classified within credit facility fees in noninterest income. Such fees were previously recorded in loan interest income and totaled $13 million for the three months ended September 30, 2012 and $38 million for the nine months ended September 30, 2012. The Company has corrected the prior period presentation to conform to the presentation adopted at the beginning of 2013.

        During 2012, we concluded our trial in the U.S. Court of Federal Claims related to tax refund claims for leveraged lease transactions that we entered into in 1998 and 1999. On October 4, 2013, the court rendered its opinion denying our refund claim and, as a result, the $97 million tax receivable associated with the refund claim has been derecognized and the liability for unrecognized tax positions has been reduced by a corresponding amount.

Recently Issued Accounting Pronouncements That Are Not Yet Effective

  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

        In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments (Continued)

settled litigation and judicial rulings. This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented. Early adoption is permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

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

  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However,

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments (Continued)

to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This guidance is applied prospectively beginning on January 1, 2014 to all unrecognized tax benefits that exist on that date, with retrospective application permitted. Early adoption is also permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

Note 2—Correction of Prior Period Amounts

        During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposit. These errors affected historical periods beginning in 2009 through June 30, 2013. The Company recognized certain noninterest income amounts in the period in which the market-linked certificates of deposit originated. These amounts should have been deferred and recognized as a reduction of interest expense over the contractual term of the related certificates of deposit. These errors were not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated balance sheet as of December 31, 2012 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and changes in stockholder's equity for the nine months ended September 30, 2012 and 2013 have been adjusted to reflect the correction of these errors.

        The following tables show the affected line items within the consolidated financial statements:

Consolidated Statements of Income:

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
(Dollars in millions)	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Net interest income
Interest expense—deposits	$56	$(5)	$51	$171	$(14)	$157
Noninterest income
Trading account activities	26	(3)	23	82	(11)	71
Brokerage commissions and fees	11	(2)	9	32	(4)	28
Income before income taxes and including noncontrolling interests	160	—	160	651	(1)	650
Net Income Attributable to UnionBanCal Corporation	124	—	124	506	(1)	505

Note 2—Correction of Prior Period Amounts (Continued)

Consolidated Balance Sheet and Statements of Changes in Stockholder's Equity:

	December 31, 2012
(Dollars in millions)	As previously reported	Adjustment	As corrected
Other assets	$4,091	$16	$4,107
Interest bearing deposits	48,777	49	48,826
Other liabilities	2,102	(3)	2,099
Retained earnings	6,875	(30)	6,845

	December 31, 2011
(Dollars in millions)	As previously reported	Adjustment	As corrected
Retained earnings	$6,246	$(29)	$6,217

Note 3—Business Combinations

        On December 1, 2012, the Company completed its acquisition of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for $1.5 billion in cash.

        The assets acquired and liabilities assumed from PCBC were recorded at their estimated fair values on the acquisition date. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values were primarily determined through the use of inputs that were not observable from market-based information. During the nine months ended September 30, 2013, management reviewed and, where necessary, adjusted the acquisition date fair values for circumstances that existed as of the acquisition date. Management may further adjust the provisional fair values for a period of up to one year from the date of acquisition. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, and the residual effects the adjustments would have on goodwill.

Note 3—Business Combinations (Continued)

        The following table presents the net assets acquired from PCBC and the estimated purchase accounting adjustments as of the acquisition date. During the first nine months of 2013, measurement period adjustments were applied to the acquisition date fair values, which increased goodwill by $21 million.

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

  Acquisition of PB Capital

        During the second quarter of 2013, the Company acquired PB Capital Corporation's (PB Capital) institutional commercial real estate (CRE) lending division for $3.7 billion in cash. The acquisition expands the Company's CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The assets acquired were recorded at acquisition date fair values of $3.4 billion, resulting in goodwill as of the acquisition date of $227 million, which was allocated to the Company's Corporate Banking reportable business segment. The fair value estimates of the loans acquired are considered provisional and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. During the quarter ended September 30, 2013, measurement period adjustments were applied to the acquisition date fair values, which decreased goodwill by $18 million.

Note 4—Securities

Securities Available for Sale

        At September 30, 2013 and December 31, 2012, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	September 30, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored agencies	$138	$1	$—	$139
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	10,035	3	256	9,782
Privately issued	238	5	2	241
Commercial mortgage-backed securities	2,047	9	80	1,976
Collateralized loan obligations (CLOs)	2,605	20	12	2,613
Asset-backed and other	58	1	—	59

Asset Liability Management securities	15,121	39	350	14,810
Other debt securities:
Direct bank purchase bonds	1,916	34	42	1,908
Other	148	4	5	147
Equity securities	6	1	—	7

Total securities available for sale	$17,191	$78	$397	$16,872

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored agencies	$866	$19	$—	$885
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	13,104	232	3	13,333
Privately issued	445	8	10	443
Commercial mortgage-backed securities	2,863	114	6	2,971
CLOs	1,996	7	44	1,959
Asset-backed and other	145	1	—	146

Asset Liability Management securities	19,419	381	63	19,737
Other debt securities:
Direct bank purchase bonds	1,482	27	71	1,438
Other	156	6	4	158
Equity securities	19	—	—	19

Total securities available for sale	$21,076	$414	$138	$21,352

Note 4—Securities (Continued)

        The Company's securities available for sale with a continuous unrealized loss position at September 30, 2013 and December 31, 2012 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$9,295	$254	$90	$2	$9,385	$256
Privately issued	72	2	19	—	91	2
Commercial mortgage-backed securities	1,428	80	—	—	1,428	80
CLOs	1,373	11	10	1	1,383	12
Asset-backed and other	4	—	1	—	5	—

Asset Liability Management securities	12,172	347	120	3	12,292	350
Other debt securities:
Direct bank purchase bonds	591	21	756	21	1,347	42
Other	10	1	35	4	45	5

Total securities available for sale	$12,773	$369	$911	$28	$13,684	$397

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	$1,152	$3	$13	$—	$1,165	$3
Privately issued	32	—	137	10	169	10
Commercial mortgage-backed securities	675	6	—	—	675	6
CLOs	168	1	980	43	1,148	44
Asset-backed and other	32	—	3	—	35	—

Asset Liability Management securities	2,059	10	1,133	53	3,192	63
Other debt securities:
Direct bank purchase bonds	1,019	71	—	—	1,019	71
Other	34	3	13	1	47	4

Total securities available for sale	$3,112	$84	$1,146	$54	$4,258	$138

        At September 30, 2013, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.

        Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation or a government-sponsored enterprise (GSE) such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates

Note 4—Securities (Continued)

and not credit quality. At September 30, 2013, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

        Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on the analysis performed as of September 30, 2013, the Company expects to recover the entire amortized cost basis of these securities.

        Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated loss projections for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2013, the Company expects to recover the entire amortized cost basis of these securities.

        The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2013
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. government sponsored agencies	$139	$—	$—	$—	$139
Residential mortgage-backed securities:
U.S. government agency and government sponsored agencies	3	51	637	9,091	9,782
Privately issued	—	—	6	235	241
Commercial mortgage-backed securities	—	—	34	1,942	1,976
CLOs	—	365	496	1,752	2,613
Asset-backed and other	—	51	8	—	59

Asset Liability Management securities	142	467	1,181	13,020	14,810
Other debt securities
Direct bank purchase bonds	155	297	953	503	1,908
Other	—	34	16	97	147

Total debt securities available for sale	$297	$798	$2,150	$13,620	$16,865

Note 4—Securities (Continued)

        The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Proceeds from sales	$2,524	$1,985	$8,109	$6,109
Gross realized gains	55	43	181	92
Gross realized losses	3	1	3	2

Securities Held to Maturity

        The securities held to maturity consist of CLOs, Commercial mortgage-backed securities and U.S. government and government sponsored agencies residential mortgage-backed securities. Management has asserted the positive intent and ability to hold these securities to maturity. At September 30, 2013 and December 31, 2012, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	September 30, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government sponsored agencies—residential mortgage backed securities	$3,983	$8	$68	$3,923	$13	$21	$3,915
Commercial mortgage-backed securities	1,609	—	94	$1,515	11	1	$1,525
CLOs	9	—	1	8	2	—	10

Total securities held to maturity	$5,601	$8	$163	$5,446	$26	$22	$5,450

	December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government sponsored agencies—residential mortgage backed securities	$997	$5	$—	$1,002	$12	$—	$1,014
CLOs	118	—	17	101	20	—	121

Total securities held to maturity	$1,115	$5	$17	$1,103	$32	$—	$1,135

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

Note 4—Securities (Continued)

        The Company's securities held to maturity with a continuous unrealized loss position at September 30, 2013 and December 31, 2012 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government sponsored agencies—residential mortgage backed securities	$2,739	$68	$21	$1	$—	$—	$2,740	$68	$21
Commercial mortgage-backed securities	1,525	94	1	—	—	—	1,525	94	1
CLOs	—	—	—	10	1	—	10	1	—

Total securities held to maturity	$4,264	$162	$22	$11	$1	$—	$4,275	$163	$22

December 31, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
CLOs	$—	$—	$—	$121	$17	$—	$121	$17	$—

        The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2013
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. government agency and government sponsored agencies—residential mortgage backed securities	$4	$4	$1	$1	$3,918	$3,910	$3,923	$3,915
Commercial mortgage-backed securities	—	—	833	841	682	684	1,515	1,525
CLOs	8	10	—	—	—	—	8	10

Total securities held to maturity	$12	$14	$834	$842	$4,600	$4,594	$5,446	$5,450

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

Note 4—Securities (Continued)

Company's policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At September 30, 2013, the Company had $6.1 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings ($0.7 billion), to support unrealized losses on derivative transactions reported in trading liabilities ($0.3 billion) and to secure public and trust deposits ($5.1 billion).

        At September 30, 2013 and December 31, 2012, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $121 million ($25 million of which has been repledged) and $19 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending.

Note 5—Loans and Allowance for Loan Losses

        The following table provides the outstanding balances of loans at September 30, 2013 and December 31, 2012:

(Dollars in millions)	September 30, 2013	December 31, 2012
Loans held for investment:
Commercial and industrial	$23,125	$20,827
Commercial mortgage	12,905	9,939
Construction	855	627
Lease financing	972	1,104

Total commercial portfolio	37,857	32,497

Residential mortgage	24,714	22,705
Home equity and other consumer loans	3,336	3,647

Total consumer portfolio	28,050	26,352

Total loans held for investment, before purchased credit-impaired loans	65,907	58,849
Purchased credit-impaired loans(1)	1,263	1,185

Total loans held for investment(2)	67,170	60,034
Allowance for loan losses	(608)	(653)

Loans held for investment, net	$66,562	$59,381

(1)
Includes $303 million and $421 million as of September 30, 2013 and December 31, 2012, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $20 million and $24 million as of September 30, 2013 and December 31, 2012, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.
(2)
Includes $70 million and $5 million at September 30, 2013 and December 31, 2012, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Note 5—Loans and Allowance for Loan Losses (Continued)

  Allowance for Loan Losses

        The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended September 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$480	$106	$1	$38	$625
(Reversal of) provision for loan losses	(27)	(35)	—	46	(16)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Loans charged off	(9)	(4)	—	—	(13)
Recoveries of loans previously charged off	10	2	2	—	14

Allowance for loan losses, end of period	$454	$69	$1	$84	$608

	For the Three Months Ended September 30, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$388	$126	$4	$138	$656
(Reversal of) provision for loan losses	(17)	30	—	30	43
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	2	—	2
Decrease in allowance covered by FDIC indemnification	—	—	8	—	8
Other	1	—	—	—	1
Loans charged off	(13)	(41)	(3)	—	(57)
Recoveries of loans previously charged off	13	1	1	—	15

Allowance for loan losses, end of period	$372	$116	$12	$168	$668

	For the Nine Months Ended September 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	38	(34)	—	(26)	(22)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Other	—
Loans charged off	(24)	(25)	(3)	—	(52)
Recoveries of loans previously charged off	22	4	5	—	31

Allowance for loan losses, end of period	$454	$69	$1	$84	$608

Note 5—Loans and Allowance for Loan Losses (Continued)

	For the Nine Months Ended September 30, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(58)	56	—	33	31
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(1)	—	(1)
Other	1	—	—	—	1
Loans charged off	(79)	(80)	(5)	—	(164)
Recoveries of loans previously charged off	34	2	2	—	38

Allowance for loan losses, end of period	$372	$116	$12	$168	$668

        The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$32	$18	$—	$—	$50
Collectively evaluated for impairment	422	51	—	84	557
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$454	$69	$1	$84	$608

Loans held for investment:
Individually evaluated for impairment	$290	$326	$4	$—	$620
Collectively evaluated for impairment	37,567	27,724	—	—	65,291
Purchased credit-impaired loans	—	—	1,259	—	1,259

Total loans held for investment	$37,857	$28,050	$1,263	$—	$67,170

	December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24	$18	$—	$—	$42
Collectively evaluated for impairment	394	106	—	110	610
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$418	$124	$1	$110	$653

Loans held for investment:
Individually evaluated for impairment	$330	$292	$5	$—	$627
Collectively evaluated for impairment	32,167	26,060	—	—	58,227
Purchased credit-impaired loans	—	—	1,180	—	1,180

Total loans held for investment	$32,497	$26,352	$1,185	$—	$60,034

Note 5—Loans and Allowance for Loan Losses (Continued)

  Nonaccrual and Past Due Loans

        The following table presents nonaccrual loans as of September 30, 2013 and December 31, 2012:

(Dollars in millions)	September 30, 2013	December 31, 2012
Commercial and industrial	$62	$48
Commercial mortgage	88	65

Total commercial portfolio	150	113

Residential mortgage	293	306
Home equity and other consumer loans	48	56

Total consumer portfolio	341	362

Total nonaccrual loans, before purchased credit-impaired loans	491	475
Purchased credit-impaired loans	20	30

Total nonaccrual loans	$511	$505

Troubled debt restructured loans that continue to accrue interest	$373	$401

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$260	$209

        The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,061	$25	$11	$36	$24,097
Commercial mortgage	12,804	76	25	101	12,905
Construction	853	2	—	2	855

Total commercial portfolio	37,718	103	36	139	37,857

Residential mortgage	24,461	141	112	253	24,714
Home equity and other consumer loans	3,300	22	14	36	3,336

Total consumer portfolio	27,761	163	126	289	28,050

Total loans held for investment, excluding purchased credit-impaired loans	$65,479	$266	$162	$428	$65,907

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$21,861	$68	$2	$70	$21,931
Commercial mortgage	9,869	57	13	70	9,939
Construction	622	5	—	5	627

Total commercial portfolio	32,352	130	15	145	32,497

Residential mortgage	22,351	181	173	354	22,705
Home equity and other consumer loans	3,584	44	19	63	3,647

Total consumer portfolio	25,935	225	192	417	26,352

Total loans held for investment, excluding purchased credit-impaired loans	$58,287	$355	$207	$562	$58,849

        Loans 90 days or more past due and still accruing totaled $8 million and $1 million at September 30, 2013 and December 31, 2012, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $203 million and $124 million at September 30, 2013 and December 31, 2012, respectively.

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

        The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $261 million and $365 million covered by Federal Deposit Insurance Corporation (FDIC) loss share agreements, at September 30, 2013 and December 31, 2012, respectively. The amounts presented reflect unpaid principal balances less charge-offs. The amounts presented for purchased credit-impaired loans also reflect purchase price adjustments as of the acquisition date.

	September 30, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,295	$500	$361	$24,156
Construction	819	14	—	833
Commercial mortgage	12,343	135	261	12,739

Total commercial portfolio	36,457	649	622	37,728
Purchased credit-impaired loans	30	237	438	705

Total	$36,487	$886	$1,060	$38,433

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$20,961	$438	$380	$21,779
Construction	610	17	—	627
Commercial mortgage	9,298	194	248	9,740

Total commercial portfolio	30,869	649	628	32,146
Purchased credit-impaired loans	21	153	301	475

Total	$30,890	$802	$929	$32,621

        The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $42 million and $57 million of loans covered by FDIC loss share agreements, at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$24,421	$293	$24,714
Home equity and other consumer loans	3,288	48	3,336

Total consumer portfolio	27,709	341	28,050
Purchased credit-impaired loans	253	1	254

Total	$27,962	$342	$28,304

	December 31, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$22,399	$306	$22,705
Home equity and other consumer loans	3,591	56	3,647

Total consumer portfolio	25,990	362	26,352
Purchased credit-impaired loans	288	—	288

Total	$26,278	$362	$26,640

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

        The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at September 30, 2013 and December 31, 2012. These tables exclude loans serviced by

Note 5—Loans and Allowance for Loan Losses (Continued)

third-parties and loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2013
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$18,380	$4,947	$326	$23,653
Home equity and other consumer loans	2,311	875	76	3,262

Total consumer portfolio	20,691	5,822	402	26,915
Purchased credit-impaired loans	90	147	16	253

Total	$20,781	$5,969	$418	$27,168

Percentage of total	76%	22%	2%	100%

	December 31, 2012
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO available(1)	Total
Residential mortgage	$17,103	$4,666	$395	$22,164
Home equity and other consumer loans	2,464	986	122	3,572

Total consumer portfolio	19,567	5,652	517	25,736
Purchased credit-impaired loans	106	172	10	288

Total	$19,673	$5,824	$527	$26,024

Percentage of total	76%	22%	2%	100%

(1)
Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	September 30, 2013
	LTV ratios
(Dollars in millions)	Less than 80 percent	80-100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$21,471	$1,903	$274	$5	$23,653
Home equity loans	2,484	377	237	60	3,158

Total consumer portfolio	23,955	2,280	511	65	26,811
Purchased credit-impaired loans	158	53	38	—	249

Total	$24,113	$2,333	$549	$65	$27,060

Percentage of total	89%	9%	2%	—%	100%

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	LTV ratios
(Dollars in millions)	Less than 80 percent	80-100 percent	Greater than 100 percent	No LTV available(1)	Total
Residential mortgage	$17,771	$3,031	$1,232	$130	$22,164
Home equity loans	2,216	618	540	113	3,487

Total consumer portfolio	19,987	3,649	1,772	243	25,651
Purchased credit-impaired loans	72	50	153	13	288

Total	$20,059	$3,699	$1,925	$256	$25,939

Percentage of total	77%	14%	8%	1%	100%

(1)
Represents loans for which management was not able to obtain refreshed property values.

  Troubled Debt Restructurings

        The following table provides a summary of the Company's recorded investment in troubled debt restructurings (TDRs) as of September 30, 2013 and December 31, 2012. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $40 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2013.

(Dollars in millions)	September 30, 2013	December 31, 2012
Commercial and industrial	$232	$215
Commercial mortgage	70	64
Construction	2	35

Total commercial portfolio	304	314

Residential mortgage	303	271
Home equity and other consumer loans	23	21

Total consumer portfolio	326	292

Total restructured loans, excluding purchased credit-impaired loans(1)	$630	$606

(1)
Amounts exclude $3 million and $4 million of TDRs covered by FDIC loss share agreements at September 30, 2013 and December 31, 2012, respectively.

        For the third quarter of 2013, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications in the third quarter of 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2013:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$2	$2	$127	$124
Commercial mortgage	45	45	60	60

Total commercial portfolio	47	47	187	184

Residential mortgage	20	20	75	74
Home equity and other consumer loans	2	2	6	5

Total consumer portfolio	22	22	81	79

Total	$69	$69	$268	$263

(1)
Represents the recorded investment in the loan immediately prior to the restructuring event.
(2)
Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

        The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the third quarter of 2013, and where the default occurred within the twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Commercial and industrial	$2	$10

Residential mortgage	3	12
Home equity and other consumer loans	—	1

Total consumer portfolio	3	13

Total	$5	$23

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

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables show information about impaired loans by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$202	$45	$247	$29	$242	$11
Commercial mortgage	27	14	41	3	46	—
Construction	2	—	2	—	3	—

Total commercial portfolio	231	59	290	32	291	11

Residential mortgage	203	100	303	18	217	114
Home equity and other consumer loans	3	20	23	—	3	34

Total consumer portfolio	206	120	326	18	220	148

Total, excluding purchased credit-impaired loans	437	179	616	50	511	159
Purchased credit-impaired loans	2	2	4	—	2	7

Total	$439	$181	$620	$50	$513	$166

	December 31, 2012
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$156	$64	$220	$24	$167	$64
Commercial mortgage	15	60	75	—	18	70
Construction	—	35	35	—	—	38

Total commercial portfolio	171	159	330	24	185	172

Residential mortgage	186	85	271	18	199	97
Home equity and other consumer loans	3	18	21	—	3	31

Total consumer portfolio	189	103	292	18	202	128

Total, excluding purchased credit-impaired loans	360	262	622	42	387	300
Purchased credit-impaired loans	—	4	4	—	1	14

Total	$360	$266	$626	$42	$388	$314

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables present the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2013 and 2012 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$257	$2	$204	$5	$249	$8	$201	$7
Commercial mortgage	48	—	119	1	56	1	121	1
Construction	2	—	39	—	10	—	52	2

Total commercial portfolio	307	2	362	6	315	9	374	10

Residential mortgage	300	3	223	5	287	8	189	8
Home equity and other consumer loans	23	—	2	—	22	1	2	—

Total consumer portfolio	323	3	225	5	309	9	191	8

Total, excluding purchased credit-impaired loans	630	5	587	11	624	18	565	18
Purchased credit-impaired loans	4	—	8	—	4	—	10	1

Total	$634	$5	$595	$11	$628	$18	$575	$19

        The Company transferred a net $293 million of loans from held for investment to held for sale and sold $167 million in loans during the third quarter of 2013.

  Loans Acquired in Business Combinations

        The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans as of September 30, 2013 and December 31, 2012.

(Dollars in millions)	September 30, 2013	December 31, 2012
Total outstanding balance	$2,013	$2,155

Carrying amount	$1,243	$1,161

        The accretable yield for purchased credit-impaired loans for the three and nine months ended September 30, 2013 and 2012 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Accretable yield, beginning of period	$479	$441	$590	$424
Additions	—	—	31	—
Accretion	(81)	(72)	(241)	(135)
Reclassifications from nonaccretable difference during the period	17	105	35	185

Accretable yield, end of period	$415	$474	$415	$474

 Note 6—Variable Interest Entities

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

  Consolidated VIEs

        At September 30, 2013, assets of $280 million and liabilities of $7 million were consolidated by the Company on its consolidated balance sheet related to two LIHC investment fund structures because the Company sponsors, manages and syndicates the funds. The assets are included in other assets as well as interest-bearing deposits in banks, the liabilities are primarily included in long-term debt, and third-party investor interests are included in stockholder's equity as noncontrolling interests. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        At September 30, 2013, the Company consolidated $155 million of assets related to trusts that own and lease renewable energy facilities because the Company directs the significant activities of these trusts. The assets are included in loans held for investment on the Company's consolidated balance sheets. At September 30, 2013, the Company also consolidated $96 million in assets related to trusts that own and lease railcars because the Company directs the significant activities of these trusts. The assets are primarily included in other assets on the Company's consolidated balance sheets.

        For the three and nine months ended September 30, 2013, the Company recorded $6 million and $17 million, respectively, of revenue related to its consolidated VIEs in other noninterest income and interest income on loans on the Company's consolidated statements of income. For the three and nine months ended September 30, 2013, the Company recorded $11 million and $26 million, respectively, of expenses related to its consolidated VIEs. For the three and nine months ended September 30, 2012, the Company recorded $11 million and $26 million, respectively, of expenses related to its consolidated VIEs. These expenses are included in other noninterest expense on the Company's consolidated statements of income.

  Unconsolidated VIEs in which the Company has a Variable Interest

        The following table presents the Company's carrying amounts and maximum exposure to loss related to its involvement with the unconsolidated VIEs at September 30, 2013. The maximum exposure to loss represents the carrying amount of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	September 30, 2013
(Dollars in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$1,224	$405	$1,224
Renewable energy investments	493	—	493
Private capital investments	15	—	15

Total unconsolidated VIEs	$1,732	$405	$1,732

 Note 7—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$23	$19	$4	$4	$—	$1
Interest cost	25	25	2	3	1	—
Expected return on plan assets	(42)	(37)	(4)	(4)	—	—
Amortization of transition amount	—	—	—	1	—	—
Recognized net actuarial loss	26	23	2	2	1	—

Total net periodic benefit cost	$32	$30	$4	$6	$2	$1

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$66	$58	$11	$10	$—	$1
Interest cost	74	75	8	9	3	2
Expected return on plan assets	(125)	(110)	(12)	(10)	—	—
Amortization of transition amount	—	—	—	1	—	—
Recognized net actuarial loss	80	67	5	6	2	1

Total net periodic benefit cost	$95	$90	$12	$16	$5	$4

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

Note 8—Commercial Paper and Other Short-Term Borrowings

        The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2013	December 31, 2012
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.12% and 0.96% at September 30, 2013 and December 31, 2012, respectively	$124	$123
Commercial paper, with weighted average interest rates of 0.17% and 0.20% at September 30, 2013 and December 31, 2012, respectively	2,954	1,240

Total commercial paper and other short-term borrowings	$3,078	$1,363

Note 9—Long-Term Debt

        The following is a summary of the Company's long-term debt:

(Dollars in millions)	September 30, 2013	December 31, 2012
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$397
Subordinated debt:
Fixed rate 5.25% notes due December 2013	401	406
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.61% at September 30, 2013 and 2.66% at December 31, 2012	66	66

Total debt issued by UnionBanCal Corporation	864	869

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from October 2013 to February 2016. These notes bear a combined weighted-average rate of 1.47% at September 30, 2013 and 1.39% at December 31, 2011 at December 31, 2012	1,550	2,100
Fixed rate 2.125% notes due December 2013	400	399
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.21% at September 30, 2013 and 1.26% December 31, 2011 at December 31, 2012	300	300
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 1.50% notes due September 2016	499	—
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.00% at September 30, 2013	500	—
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	6	6
Subordinated debt:
Fixed rate 5.95% notes due May 2016	721	729
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.45% at September 30, 2013	750	—
Capital lease obligations with a combined weighted average interest rate of 4.88% at September 30, 2013 and 4.72% at December 31, 2012(1)	15	21

Total debt issued by Union Bank, N.A. and other subsidiaries	6,939	4,753

Total long-term debt	$7,803	$5,622

(1)
Long-term debt assumed through PCBC acquisition

Note 9—Long-Term Debt (Continued)

  Senior Debt

        On September 26, 2013, Union Bank issued $500 million in aggregate principal amount of Floating Rate Senior Bank Notes due 2016 (2016 Floating Rate Notes), $500 million in aggregate principal amount of 1.50 percent Senior Bank Notes due 2016 (2016 Fixed Rate Notes), and $1 billion in aggregate principal amount of 2.625 percent Senior Bank Notes due 2018 (2018 Fixed Rate Notes) and, together with the 2016 Floating Rate Notes and the 2016 Fixed Rate Notes (Senior Notes). The 2016 Floating Rate Notes were issued to purchasers at a price of 100 percent of their principal amount. The 2016 Fixed Rate Notes were issued to purchasers at a price of 99.746 percent of their principal amount. The 2018 Fixed Rate Notes were issued to purchasers at a price of 99.977 percent of their principal amount.

        The 2016 Floating Rate Notes will bear interest at a rate equal to three-month U.S. Dollar LIBOR plus 0.75 percent per annum and will mature on September 26, 2016. The 2016 Fixed Rate Notes will bear interest at a rate of 1.50 percent per annum and will mature on September 26, 2016. The 2018 Fixed Rate Notes will bear interest at a rate of 2.625 percent per annum and will mature on September 26, 2018. Interest payments are due on the 2016 Floating Rate Notes on March 26, June 26, September 26 and December 26 of each year, commencing on December 26, 2013. Interest payments are due on the 2016 Fixed Rate Notes and the 2018 Fixed Rate Notes on March 26 and September 26 of each year, commencing on March 26, 2014.

        The 2016 Floating Rate Notes are not redeemable at the option of the Bank prior to maturity. The Bank may redeem any of the 2016 Fixed Rate Notes, in whole or in part, on and after August 26, 2016 at a redemption price equal to 100 percent of the principal amount being redeemed plus interest accrued to, but excluding, the date of redemption upon not less than 30 nor more than 60 days' notice provided by the Bank to holders of the 2016 Fixed Rate Notes. The Bank may redeem any of the 2018 Fixed Rate Notes, in whole or in part, on and after August 26, 2018 at a redemption price equal to 100 percent of the principal amount being redeemed plus interest accrued to, but excluding, the date of redemption upon not less than 30 nor more than 60 days' notice provided by the Bank to holders of the 2018 Fixed Rate Notes. None of the Senior Notes are subject to repayment at the option of the holders prior to maturity.

        The net proceeds from the sale of the Senior Notes will be used by the Bank for general corporate purposes in the ordinary course of its banking business.

        The Senior Notes were issued as part of the Bank's $8 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing the Senior Notes, there is $2.7 billion available for issuance under the program.

  Subordinated Debt due to BTMU

        On June 28, 2013, the Bank borrowed $750 million from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) under a subordinated debt agreement. The subordinated debt bears interest at a rate of three-month LIBOR plus 1.2 percent, payable quarterly, and will mature on June 28, 2023. The terms and conditions of the agreement are equivalent to those which would apply in a similar transaction with a non-related party. The subordinated debt due to BTMU is a junior obligation to the Bank's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.

 Note 10—Fair Value Measurement and Fair Value of Financial Instruments

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

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by major category and by valuation hierarchy level:

	September 30, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$82	$—	$—	$82
U.S. government sponsored agencies	—	54	—	—	54
State and municipal	—	2	—	—	2
Interest rate derivative contracts	1	754	8	(189)	574
Commodity derivative contracts	—	93	14	(93)	14
Foreign exchange derivative contracts	1	23	2	(11)	15
Equity derivative contracts	—	—	202	(167)	35

Total trading account assets	2	1,008	226	(460)	776
Securities available for sale:
U.S. government sponsored agencies	—	139	—	—	139
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	9,782	—	—	9,782
Privately issued	—	241	—	—	241
Commercial mortgage-backed securities	—	1,976	—	—	1,976
CLOs	—	2,613	—	—	2,613
Asset-backed and other	—	59	—	—	59
Other debt securities:
Direct bank purchase bonds	—	—	1,908	—	1,908
Other	—	92	55	—	147
Equity securities	7	—	—	—	7

Total securities available for sale	7	14,902	1,963	—	16,872

Other assets:
Interest rate hedging contracts	—	21	—	—	21
Other derivative contracts	—	—	2	—	2

Total other assets	—	21	2	—	23

Total assets	$9	$15,931	$2,191	$(460)	$17,671

Percentage of Total	—%	90%	13%	(3)%	100%
Percentage of Total Company Assets	—%	15%	2%	—%	17%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$650	$—	$(397)	$257
Commodity derivative contracts	—	80	14	(54)	40
Foreign exchange derivative contracts	1	34	2	(17)	20
Equity derivative contracts	—	—	202	—	202
Securities sold, not yet purchased	—	95	—	—	95

Total trading account liabilities	5	859	218	(468)	614
Other liabilities:
FDIC clawback liability	—	—	94	—	94
Interest rate hedging contracts	—	3	—	—	3
Other derivative contracts	—	1	3	—	4

Total other liabilities	—	4	97	—	101

Total liabilities	$5	$863	$315	$(468)	$715

Percentage of Total	—%	121%	44%	(65)%	100%
Percentage of Total Company Liabilities	—%	1%	1%	(1)%	1%

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

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012. Level 3 available for sale securities at September 30, 2013 and 2012 primarily consisted of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	September 30, 2013					September 30, 2012
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$182	$1,762	$2	$(183)	$(94)	$118	$1,134	$(118)	$(72)
Total gains (losses) (realized/unrealized):
Included in income before taxes	39	—	—	(38)	(3)	37	—	(37)	(5)
Included in other comprehensive income	—	(7)	—	—	—	—	(43)	—	—
Purchases/additions	13	237	—	—	—	3	383	(3)	—
Sales	—	—	—	(5)	—	(3)	—	3	—
Settlements	(8)	(29)	—	8	—	—	(48)	—	—

Asset (liability) balance, end of period	$226	$1,963	$2	$(218)	$(97)	$155	$1,426	$(155)	$(77)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$39	$—	$—	$(38)	$(3)	$37	$—	$(37)	$(5)

	For the Nine Months Ended
	September 30, 2013					September 30, 2012
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$136	$1,499	$—	$(136)	$(95)	$—	$48	$—	$(51)
Total gains (losses) (realized/unrealized):
Included in income before taxes	81	—	1	(81)	(2)	3	—	(3)	(26)
Included in other comprehensive income	—	30	—	—	—	—	(47)	—	—
Purchases/additions	17	566	1	—	—	5	1,473	(5)	—
Sales	—	(14)	—	(9)	—	(6)	—	6	—
Settlements	(8)	(118)	—	8	—	—	(48)	—	—
Transfers into Level 3	—	—	—	—	—	153	—	(153)	—

Asset (liability) balance, end of period	$226	$1,963	$2	$(218)	$(97)	$155	$1,426	$(155)	$(77)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$81	$—	$1	$(81)	$(2)	$3	$—	$(3)	$(26)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at September 30, 2013.

	September 30, 2013
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,908	Return on equity	Market-required return on capital	8.0 - 10.0%	10.0%
			Probability of default	0.0 - 25.0%	0.6%
			Loss severity	10.0 - 75.0%	32.6%
Other liabilities:
FDIC clawback liability	$94	Discounted cash flow	Probability of default	0.2 - 100.0%	58.6%
			Loss severity	20.0 - 100.0%	41.3%

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

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the third quarters of 2013 and 2012 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment:

	September 30, 2013
					Loss for the Three Months Ended September 30,	Loss for the Nine Months Ended September 30,
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$85	$—	$—	$85	$(12)	$(35)
Other assets:
OREO	21	—	—	21	(1)	(7)
Private equity investments	—	—	—	—	(5)	(5)

Total	$106	$—	$—	$106	$(18)	$(47)

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	September 30, 2012
					Loss for the Three Months Ended September 30,	Loss for the Nine Months Ended September 30,
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$111	$—	$—	$111	$(34)	$(70)
Other assets:
OREO	47	—	—	47	(3)	(20)
Private equity investments	—	—	—	—	—	(2)

Total	$158	$—	$—	$158	$(37)	$(92)

        Loans include individually impaired loans that are measured at fair value based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals.

  Fair Value of Financial Instruments Disclosures

        The tables below present the carrying amount and estimated fair value of financial assets and liabilities not measured at fair value in the balance sheet but for which fair value is required to be disclosed by the level of valuation assumptions held by the Company as of September 30, 2013 and as of December 31, 2012:

	September 30, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$7,312	$7,312	$7,312	$—	$—
Securities held to maturity	5,446	5,450	—	5,450	—
Loans held for investment, net of allowance for loan losses(1)	65,599	67,052	—	—	67,052
FDIC indemnification asset	191	108	—	—	108
Other assets	2	3	—	—	3
Liabilities
Deposits	$79,415	$79,618	$—	$79,618	$—
Commercial paper and other short-term borrowings	3,078	3,078	—	3,078	—
Long-term debt	7,803	7,942	—	7,942	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$267	$267	$—	$—	$267

(1)
Excludes lease financing, net of related allowance.

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,491	$5,491	$5,491	$—	$—
Securities held to maturity	1,103	1,135	—	1,135	—
Loans held for investment, net of allowance for loan losses(1)	58,284	59,613	—	—	59,613
FDIC indemnification asset	338	151	—	—	151
Other assets	3	3	—	—	3
Liabilities
Deposits	$74,304	$74,524	$—	$74,524	$—
Commercial paper and other short-term borrowings	1,363	1,363	—	1,363	—
Long-term debt	5,622	5,861	—	5,861	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$262	$262	$—	$—	$262

(1)
Excludes lease financing, net of related allowance.

        For further information on methodologies for approximating fair values, see Note 16 to the consolidated financial statements in the Company's 2012 Form 10-K.

Note 11—Derivative Instruments and Other Financial Instruments

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

Note 11—Derivative Instruments and Other Financial Instruments (Continued)

2013 and December 31, 2012. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements.

	September 30, 2013
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as other than trading
Designated as hedging instruments:
Interest rate contracts	$3,550	Other assets	$21	Other liabilities	$3

Not designated as hedging instruments:
Other contracts	$165	Other assets	$2	Other liabilities	$4

Total derivatives designated as other than trading	$3,715		$23		$7

Trading derivatives:
Interest rate contracts	$43,675	Trading account assets	$763	Trading account liabilities	$654
Commodity contracts	5,916	Trading account assets	107	Trading account liabilities	94
Foreign exchange contracts	5,129	Trading account assets	26	Trading account liabilities	37
Equity contracts	3,910	Trading account assets	202	Trading account liabilities	202

Total trading derivatives	$58,630		$1,098		$987

Total derivative instruments	$62,345		$1,121		$994

	December 31, 2012
		Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as other than trading
Designated as hedging instruments:
Interest rate contracts	$8,400	Other assets	$28	Other liabilities	$—

Not designated as hedging instruments:
Other contracts	$109	Other assets	$1	Other liabilities	$3

Total derivatives designated as other than trading	$8,509		$29		$3

Trading derivatives:
Interest rate contracts	$37,790	Trading account assets	$1,075	Trading account liabilities	$1,009
Commodity contracts	5,595	Trading account assets	167	Trading account liabilities	140
Foreign exchange contracts	4,593	Trading account assets	69	Trading account liabilities	65
Equity contracts	3,631	Trading account assets	103	Trading account liabilities	103

Total trading derivatives	$51,609		$1,414		$1,317

Total derivative instruments	$60,118		$1,443		$1,320

  Derivatives Used for Other-Than-Trading Purposes

        The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and future debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For the nine months ended September 2013 and 2012, the Company did not have fair value

Note 11—Derivative Instruments and Other Financial Instruments (Continued)

hedges. For further information related to the Company's hedging strategy, see Note 17 to the consolidated financial statements in the Company's 2012 Form 10-K.

  Cash Flow Hedges

        The Company used interest rate swaps with a notional amount of $3.6 billion at September 30, 2013 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At September 30, 2013, the weighted average remaining life of the active cash flow hedges was approximately 4.04 years.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At September 30, 2013, the Company expects to reclassify approximately $58 million of income from accumulated other comprehensive income to net interest income during the twelve months ending September 30, 2014. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2013.

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Derivatives in cash flow hedging relationships
			Interest income	$13	$5
Interest rate contracts	$30	$39	Interest expense	(1)	—	Noninterest expense(1)	$—	$—

Total	$30	$39		$12	$5		$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Derivatives in cash flow hedging relationships
			Interest income	$28	$11
Interest rate contracts	$39	$77	Interest expense	(1)	(1)	Noninterest expense(1)	$—	$—

Total	$39	$77		$27	$10		$—	$—

(1)
Amount recognized was less than $1 million.

Note 11—Derivative Instruments and Other Financial Instruments (Continued)

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

        The following table presents the amount of the net gains and losses reported in the consolidated statement of income under the heading trading account activities for derivative instruments classified as trading for the three and nine months ended September 30, 2013 and 2012:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Nine Months Ended
(Dollars in million)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Trading derivatives:
Interest rate contracts	$12	$17	$21	$39
Equity contracts	(10)	3	(4)	11
Foreign exchange contracts	5	4	13	17
Commodity contracts	1	(1)	1	3
Other contracts	1	(2)	2	(2)

Total	$9	$21	$33	$68

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

Note 11—Derivative Instruments and Other Financial Instruments (Continued)

        The following tables present the offsetting of financial assets and liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,121	$460	$661	$47	$—	$614
Securities purchased under resale agreements	122	—	122	121	—	1

Total	$1,243	$460	$783	$168	$—	$615

Financial Liabilities:
Derivative Liabilities	$994	$468	$526	$207	$2	$317
Securities sold under repurchase agreements	38	—	38	38	—	—

Total	$1,032	$468	$564	$245	$2	$317

	December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,443	$370	$1,073	$21	$2	$1,050
Securities purchased under resale agreements	19	—	19	19	—	—

Total	$1,462	$370	$1,092	$40	$2	$1,050

Financial Liabilities:
Derivative Liabilities	$1,320	$449	$871	$491	$121	$259
Securities sold under repurchase agreements	5	—	5	5	—	—

Total	$1,325	$449	$876	$496	$121	$259

Note 12—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the three months ended September 30, 2012 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$39	$(15)	$24
Less: Reclassification adjustment for net losses on hedges included in net income	(5)	2	(3)

Net change in unrealized losses on hedges	34	(13)	21

Securities:
Unrealized holding gains arising during the period on securities available for sale	42	(16)	26
Reclassification adjustment for net gains on securities available for sale included in net income	(41)	17	(24)
Reclassification of unrealized loss on held to maturity securities transferred to securities available for sale	301	(118)	183
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Less: accretion of fair value adjustment on held to maturity securities	(9)	3	(6)
Less: amortization of net unrealized losses on held to maturity securities	28	(11)	17

Net change in unrealized losses on securities	320	(125)	195

Foreign currency translation adjustment	3	(2)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss(1)	25	(10)	15

Net change in pension and other benefits(1)	26	(10)	16

Net change in accumulated other comprehensive loss	$383	$(150)	$233

For the Three Months Ended September 30, 2013:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$30	$(12)	$18
Less: Reclassification adjustment for net losses on hedges included in interest income for loans and interest expense on long-term debt	(13)	6	(7)

Net change in unrealized gains on hedges	17	(6)	11

Securities:
Unrealized holding gains arising during the period on securities available for sale	145	(56)	89
Reclassification adjustment for net gains on securities available for sale included in securities gains, net	(47)	18	(29)
Less: accretion of fair value adjustment on securities available for sale	(31)	11	(20)
Less: accretion of fair value adjustment on held to maturity securities	(1)	1	—
Less: amortization of net unrealized losses on held to maturity securities	(156)	61	(95)

Net change in unrealized gains on securities	(90)	35	(55)

Foreign currency translation adjustment	1	(1)	—

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss(1)	29	(11)	18

Net change in pension and other benefits(1)	29	(11)	18

Net change in accumulated other comprehensive loss	$(43)	$17	$(26)

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 6 to these consolidated financial statements.

Note 12—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the nine months ended September 30, 2012 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2012:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$77	$(30)	$47
Less: Reclassification adjustment for net losses on hedges included in net income	(10)	4	(6)

Net change in unrealized losses on hedges	67	(26)	41

Securities:
Unrealized holding gains arising during the period on securities available for sale	189	(74)	115
Reclassification adjustment for net gains on securities available for sale included in net income	(88)	35	(53)
Reclassification of unrealized loss on held to maturity securities transferred to securities available for sale	301	(118)	183
Less: accretion of fair value adjustment on securities available for sale	(2)	1	(1)
Less: accretion of fair value adjustment on held to maturity securities	(23)	9	(14)
Less: amortization of net unrealized losses on held to maturity securities	84	(33)	51

Net change in unrealized losses on securities	461	(180)	281

Foreign currency translation adjustment	2	(1)	1

Reclassification adjustment for pension and other benefits included in net income:
Amortization of transition amount	1	—	1
Recognized net actuarial loss(1)	74	(29)	45

Net change in pension and other benefits(1)	75	(29)	46

Net change in accumulated other comprehensive loss	$605	$(236)	$369

For the Nine Months Ended September 30, 2013:
Cash flow hedge activities:
Unrealized net gains on hedges arising during the period	$39	$(15)	$24
Less: Reclassification adjustment for net losses on hedges included in interest income for loans and interest expense on long-term debt	(27)	11	(16)

Net change in unrealized gains on hedges	12	(4)	8

Securities:
Unrealized holding gains arising during the period on securities available for sale	(358)	141	(217)
Reclassification adjustment for net gains on securities available for sale included in securities gains, net	(170)	67	(103)
Less: accretion of fair value adjustment on securities available for sale	(69)	27	(42)
Less: accretion of fair value adjustment on held to maturity securities	(12)	5	(7)
Less: amortization of net unrealized losses on held to maturity securities	(131)	51	(80)

Net change in unrealized gains on securities	(740)	291	(449)

Foreign currency translation adjustment	(4)	1	(3)

Reclassification adjustment for pension and other benefits included in net income:
Recognized net actuarial loss(1)	87	(34)	53

Net change in pension and other benefits(1)	87	(34)	53

Net change in accumulated other comprehensive loss	$(645)	$254	$(391)

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 6 to these consolidated financial statements.

Note 12—Accumulated Other Comprehensive Loss (Continued)

        The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended September 30, 2012 and 2013: (Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, June 30, 2012	$3	$(21)	$—	$(655)	$(673)
Other comprehensive income before reclassifications	24	36	1	—	61
Amounts reclassified from accumulated other comprehensive loss	(3)	159	—	16	172

Balance, September 30, 2012	$24	$174	$1	$(639)	$(440)

Balance, June 30, 2013	$21	$(235)	$(2)	$(663)	$(879)
Other comprehensive income before reclassifications	18	(26)	—	—	(8)
Amounts reclassified from accumulated other comprehensive loss	(7)	(29)	—	18	(18)

Balance, September 30, 2013	$32	$(290)	$(2)	$(645)	$(905)

For the Nine Months Ended September 30, 2012 and 2013: (Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Other comprehensive income before reclassifications	47	151	1	—	199
Amounts reclassified from accumulated other comprehensive loss	(6)	130	—	46	170

Balance, September 30, 2012	$24	$174	$1	$(639)	$(440)

Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	24	(346)	(3)	—	(325)
Amounts reclassified from accumulated other comprehensive loss	(16)	(103)	—	53	(66)

Balance, September 30, 2013	$32	$(290)	$(2)	$(645)	$(905)

 Note 13—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's commitments:

(Dollars in millions)	September 30, 2013
Commitments to extend credit	$31,968
Issued standby and commercial letters of credit	5,886
Other commitments	211

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2013, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3.8 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2013, the current exposure to loss under these contracts totaled $25 million, and the maximum potential exposure to loss in the future was estimated at $47 million.

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

        "Other" is comprised of certain subsidiaries of UnionBanCal Corporation; the transfer pricing center; the residual costs of support groups; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes the Pacific Rim Corporate Group, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries, Corporate Treasury, which is responsible for Asset-Liability Management (ALM), wholesale funding, the ALM investment securities and derivatives hedging portfolios, and the FDIC covered assets.

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

  •
  A methodology to allocate the provision for credit losses. Beginning with third quarter 2013, allocated credit losses to the operating segments were revised to base the allocation on the Company's actual provision for credit losses. The allocation of credit losses was previously based on an expected credit loss allocation methodology, in which credit expense was charged to an operating segment based upon expected losses arising from credit risk. Prior period segment results have been revised to reflect this change in methodology.

        The Company reflects a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from

Note 14—Business Segments (Continued)

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

	Retail Banking		Corporate Banking
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Results of operations—Market View:
Net interest income (expense)	$305	$269	$378	$341
Noninterest income (expense)	71	56	147	155

Total revenue	376	325	525	496
Noninterest expense (income)	294	260	261	257
(Reversal of) provision for loan losses	(16)	35	5	18

Income (loss) before income taxes and including noncontrolling interests	98	30	259	221
Income tax expense (benefit)	38	12	72	58

Net income (loss) including noncontrolling interest	60	18	187	163
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$60	$18	$187	$163

Total assets, end of period—Market View:	$31,776	$26,906	$46,115	$37,876

	Other		Reconciling Items
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2013	2012	2013	2012
Results of operations—Market View:
Net interest income (expense)	$21	$56	$(19)	$(20)
Noninterest income (expense)	33	4	(17)	(18)

Total revenue	54	60	(36)	(38)
Noninterest expense (income)	150	139	(16)	(18)
(Reversal of) provision for loan losses	(7)	(3)	2	(5)

Income (loss) before income taxes and including noncontrolling interests	(89)	(76)	(22)	(15)
Income tax expense (benefit)	(46)	(21)	(9)	(7)

Net income (loss) including noncontrolling interest	(43)	(55)	(13)	(8)
Deduct: Net loss from noncontrolling interests	7	6	—	—

Net income (loss) attributable to UNBC	$(36)	$(49)	$(13)	$(8)

Total assets, end of period—Market View:	$29,848	$25,636	$(2,255)	$(2,233)

Note 14—Business Segments (Continued)

	UnionBanCal Corporation
	As of and for the Three Months Ended September 30,
	2013	2012
Results of operations—Market View:
Net interest income (expense)	$685	$646
Noninterest income (expense)	234	197

Total revenue	919	843
Noninterest expense (income)	689	638
(Reversal of) provision for loan losses	(16)	45

Income (loss) before income taxes and including noncontrolling interests	246	160
Income tax expense (benefit)	55	42

Net income (loss) including noncontrolling interest	191	118
Deduct: Net loss from noncontrolling interests	7	6

Net income (loss) attributable to UNBC	$198	$124

Total assets, end of period—Market View:	$105,484	$88,185

	Retail Banking		Corporate Banking
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Results of operations—Market View:
Net interest income (expense)	$917	$809	$1,106	$1,000
Noninterest income (expense)	191	170	461	444

Total revenue	1,108	979	1,567	1,444
Noninterest expense (income)	896	788	810	740
(Reversal of) provision for loan losses	(28)	47	35	19

Income (loss) before income taxes and including noncontrolling interests	240	144	722	685
Income tax expense (benefit)	94	57	193	191

Net income (loss) including noncontrolling interest	146	87	529	494
Deduct: Net loss from noncontrolling interests	—	—	—	—

Net income (loss) attributable to UNBC	$146	$87	$529	$494

Total assets, end of period—Market View:	$31,776	$26,906	$46,115	$37,876

Note 14—Business Segments (Continued)

	Other		Reconciling Items
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2013	2012	2013	2012
Results of operations—Market View:
Net interest income (expense)	$45	$192	$(58)	$(59)
Noninterest income (expense)	83	21	(49)	(46)

Total revenue	128	213	(107)	(105)
Noninterest expense (income)	439	365	(41)	(42)
(Reversal of) provision for loan losses	(29)	(29)	—	(7)

Income (loss) before income taxes and including noncontrolling interests	(282)	(123)	(66)	(56)
Income tax expense (benefit)	(121)	(65)	(26)	(23)

Net income (loss) including noncontrolling interest	(161)	(58)	(40)	(33)
Deduct: Net loss from noncontrolling interests	14	16	—	(1)

Net income (loss) attributable to UNBC	$(147)	$(42)	$(40)	$(34)

Total assets, end of period—Market View:	$29,848	$25,636	$(2,255)	$(2,233)

	UnionBanCal Corporation
	As of and for the Nine Months Ended September 30,
	2013	2012
Results of operations—Market View:
Net interest income (expense)	$2,010	$1,942
Noninterest income (expense)	686	589

Total revenue	2,696	2,531
Noninterest expense (income)	2,104	1,851
(Reversal of) provision for loan losses	(22)	30

Income (loss) before income taxes and including noncontrolling interests	614	650
Income tax expense (benefit)	140	160

Net income (loss) including noncontrolling interest	474	490
Deduct: Net loss from noncontrolling interests	14	15

Net income (loss) attributable to UNBC	$488	$505

Total assets, end of period—Market View:	$105,484	$88,185

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

Industry Factors

        Starting in 2008, U.S. and global economies experienced a serious recession, unprecedented volatility in the financial markets, and significant deterioration in sectors of the U.S. and global consumer and business economies and a slow economic recovery, all of which have presented challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government responded to these circumstances in the U.S. with a variety of measures; there can be no assurance that these measures ultimately will successfully address these circumstances; the U.S. Government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.

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

        In response, various significant economic and monetary stimulus measures were enacted by the U.S. Congress and the Federal Reserve Board has pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels. Refer to "Supervision and Regulation" in Item 1 of our 2012 Form 10-K for discussion of certain of these measures.

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

        Since 2010, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness and continue to face serious economic and financial challenges. If this trend continues or worsens, including spreading to other countries in the Eurozone, it could have adverse impacts on costs in the global debt markets that could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. Continued concerns regarding significant economic weaknesses in the European Union and, in particular, Cyprus, Greece, Italy, Ireland, Portugal and Spain continue to adversely affect confidence in the European financial markets and the ability of the Euro to continue as a currency. During 2011 and continuing into 2013, leaders of the major countries in the European Union have been pursuing a variety of measures to address the Eurozone debt crisis including support plans for Cyprus, Greece, Ireland, Portugal and Spain. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties or their having an adverse impact on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our customers, business and prospects.

        The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor's Ratings Services (Standard & Poor's) lowered its long-term sovereign credit rating on the U.S. to "AA+" from "AAA" while affirming its highest rating on short-term U.S. obligations. Standard & Poor's also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor's revised its outlook on the U.S. credit rating to stable from negative. At the present time both Fitch Ratings and Moody's have reaffirmed the U.S.'s "AAA" credit rating; however, Fitch Ratings has stated that its outlook on the U.S. is negative, while in July 2013, Moody's revised its outlook on the U.S. credit rating to stable from negative. In October 2013, following continued disagreements between the Obama Administration and Congressional Republicans over government spending levels and the federal debt ceiling, which led to a temporary shutdown of portions of the federal government, Dagong, one of the top four Chinese rating agencies, downgraded its credit rating for the U.S. from "A" to "A-". Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor's and any further downgrades by it or other rating agencies could increase over time the U.S. federal government's cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

        In January 2013, the American Taxpayer Relief Act of 2012 was signed into law. The Act raised federal personal income and other tax rates and temporarily averted the effect of the 2011 federal legislation which would have mandated federal spending cuts of $1.2 trillion over nine years and more substantial increases in federal personal income and other tax rates, commonly referred to as the "fiscal cliff" due to its anticipated recessionary effects. It is presently expected that there will be continuing negotiations between the Administration and Congressional Republicans over the mandated federal spending cuts and federal spending levels in general, including entitlements and defense, as well as tax policy and the levels of the federal budget deficits and the debt ceiling. The outcome and impact of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. debt and also present additional challenges for the U.S. economy and for the U.S. banking industry in general and for our business prospects as well, including challenges for our credit customers who receive funding from the U.S. government, a material adverse effect on the market value of U.S. government securities we hold, the availability of such securities as collateral for borrowing, and our and other banks' ability to access the capital markets on favorable terms.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as "systemically significant" to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Many of the law's provisions are still in the process of being implemented by rules and regulations of the federal banking agencies, the scope and impact of which cannot yet be fully determined. The law contains many provisions that may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act authorized the creation of the Consumer Financial Protection Bureau (CFPB), which has direct supervision and examination authority over banks with more than $10 billion in assets, including Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and may result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits, some or all of which may be material.

        In July 2013, a Federal district court held that the Federal Reserve Board's regulation under the Dodd-Frank Act allowing banks to receive an interchange fee on debit card transactions of up to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction was not valid under the Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transaction; the court held that the Federal Reserve Board's regulation improperly included certain categories of costs in applying the statutory standard. It also held that the regulation improperly failed to give merchants the ability to choose from among multiple networks to process debit card transactions. The Federal Reserve Board has appealed this decision, and the court has stayed its ruling until there has been a ruling on the appeal. This decision, upon its effectiveness, which would be after the resolution of the appeal, could further reduce the fee revenues that banks, including Union Bank, receive from the business of processing debit card transactions.

        The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the U.S. Commodities Futures Trading Commission, the SEC and bank regulators) and the potential need to "push out" of Union Bank certain non-conforming swap activity to a nonbank affiliate. The Dodd-Frank Act's Volcker Rule will require reporting of quantitative measures and the establishment of a compliance regime covering capital markets and principal risk-taking activities. The Federal Reserve Board has confirmed that financial institutions will have until at least July 21, 2014 to conform to the restrictions on proprietary trading activities and on hedge fund and private equity fund activities and investments set forth in the Volcker Rule. See "Supervision and Regulation" in Item 1 of our 2012 Form 10-K for additional information.

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

        President Obama's proposed 2014 U.S. budget includes a "Financial Crisis Responsibility Fee" that would apply to banks with greater than $50 billion in assets. This fee would be effective January 1, 2015 and would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury's Troubled Asset Relief Program (TARP). On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on institutions with greater than $50 billion in assets to fund the Office of Financial Research. Although we did not receive, and were not eligible to receive, direct TARP investment from the U.S. Treasury, as we have greater than $50 billion in assets, under the final rule we are subject to this fee. In August 2013, the Federal Reserve issued a final rule to implement Section 318 of the Dodd-Frank Act which imposed a new supervisory assessment on institutions with greater than $50 billion in assets, which is being assessed at the MUFG level, and is based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Therefore, our operating costs over time can be expected to increase due to these assessments, which are based, among other things, on the projected operating expenses of this new office and the aggregate assessable assets of the subject banks.

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

        In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee's current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies' general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules in accordance with certain transition provisions. Under the rules as adopted, banking organizations will be required to determine their regulatory capital requirements under either the advanced approaches or the standardized approach. Banking organizations may elect to use the advanced approaches (with regulatory approval), and certain banking organizations will be required to use the advanced approaches (e.g., those with total assets of $250 billion or more). For banking organizations whose regulatory capital requirements are determined under the advanced approaches, which we expect will include the Company, the effective date and the beginning of the transitional adjustments will be January 1, 2014, and for other banking organizations, January 1, 2015. The final rules establish more restrictive capital definitions, create additional categories and higher risk weightings for certain asset classes and off-balance sheet exposures, higher minimum capital and leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5 percent; (b) a Tier 1 capital ratio of 6 percent; (c) a total capital ratio of 8 percent; and (d) a Tier 1 leverage ratio to average consolidated assets of 4 percent. The advanced approaches banking organizations will also be subject to a new and separate supplementary leverage ratio under which they will be required to maintain capital against not only on-balance sheet assets but also certain off-balance sheet assets and exposures, including derivative exposures. Banking organizations that are subject to the advanced approaches must include most elements of their accumulated other comprehensive income (AOCI) in determining their regulatory capital; banking organizations using the standardized approach may make a one-time permanent opt-out election to exclude most AOCI elements from regulatory capital. Advanced approaches banking organizations must also determine their capital ratios with reference to the lower of the standardized or advanced approaches.

        In addition, on December 20, 2011, the Federal Reserve Board announced a proposed rule to implement the enhanced prudential standards required by the Dodd-Frank Act for larger bank holding companies. The proposed enhanced prudential standards, which will apply to us, include increased capital, liquidity and leverage standards as well as enhanced risk management and governance.

        In December 2012, the Federal Reserve Board proposed enhanced prudential standards and early remediation rules for Foreign Banking Organizations (FBOs), operating in the U.S. such as our Company. This proposal could result in increased capital, liquidity and other financial and compliance costs for our Company and the other U.S. operations of MUFG and BTMU. Included is a proposed intermediate holding company (IHC) concept which would require that MUFG's and BTMU's and Mitsubishi UFJ Trust and Banking Corp.'s U.S. operations and businesses, including our Company, be held under a single IHC located in the U.S. (excluding, however, BTMU's U.S. branches which could be maintained separately). MUFG and BTMU are analyzing the potential impact of the FBO proposed rules on their U.S. operations (including UnionBanCal) and will make appropriate structural, operational and financial changes to comply with the FBO rules. Until the FBO rules are finalized, the significance of their impact on UnionBanCal, and MUFG's and BTMU's operations in the U.S. generally, cannot be determined.

        On October 24, 2013, the OCC, the Fed, and the FDIC jointly issued a proposed rule that would implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standards established by the Basel Committee on Banking Supervision. The LCR would generally apply to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a modified LCR to bank holding companies with total assets between $50 billion and $250 billion. Under the modified LCR, which is expected to apply to the Company, an institution would be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be readily converted into cash in an amount equal to or greater than its projected net cash outflows during a short-term stress period. The proposed LCR (or the ratio of the institution's liquid assets to its projected net cash outflow) is more stringent than the Basel Committee's LCR standard in several respects, and the proposed transition period, which would begin on January 1, 2015 and require institutions to be fully compliant by January 1, 2017, is shorter than that included in the Basel agreement.

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

        Legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers, decrease our revenue from other customers and make it more difficult to originate loans to individual borrowers

        Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crisis, in 2009, legislation was proposed to allow mortgage loan "cram-downs," which would empower courts to modify the terms of mortgage and home equity loans including the ability to reduce the principal amounts to reflect lower underlying property values. Although this legislation has not moved forward at this time, legislation of this type could result in our writing down the value of our residential mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

        Changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and interchange fees on debit card transactions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. In July 2013, a Federal district court held that this rule was not valid under the Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. The

Federal Reserve Board appealed the decision, and the ruling has been stayed. This decision, upon its effectiveness, which would be after resolution of the appeal, could further reduce the fee revenues that banks, including Union Bank, can receive from the business of debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and Union Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments. See "Supervision and Regulation—Overdraft and Interchange Fees; Interest on Demand Deposits" in Item 1 of our 2012 Form 10-K for additional information.

        In April 2011, new federal rules went into effect regulating residential mortgage broker compensation. Generally, such compensation must now be based solely on the loan amount and not on any loan terms. In addition, mortgage brokers must offer the borrower the lowest possible interest rate and fees for which they qualify and may not collect fees from both the bank and the borrower. Although these amendments do not apply to banks directly, they regulate the compensation that banks may pay to mortgage brokers and the types of transactions they may refer to banks. In addition, in April 2011, the Federal Reserve Board proposed further rules to prohibit banks from making a residential mortgage loan without regard to a borrower's repayment ability. The Dodd-Frank Act transferred general rule-making authority in this subject matter area to the new CFPB which re-opened the comment period on this proposed rule to July 2012. In January 2013, the CFPB issued an Ability-to-Repay rule that all newly originated residential mortgages must meet, effective January 2014. In May 2013, the CFPB amended the rule to, among other things, create specific exemptions and modifications for small creditors, community development lenders, and housing stabilization programs. The Ability-to-Repay rule, as amended, establishes guidelines that the lender must follow when reviewing a borrower's credit and prohibits some mortgage features. Lenders will be presumed to have met the Ability-to-Repay rule by issuing Qualified Mortgages, a more stringent standard. The majority of the residential mortgages that Union Bank currently originates do not meet the Qualified Mortgage criteria but are believed to satisfy the Ability-to-Repay rule. The Ability-to-Repay rule could have an adverse impact on our residential mortgage lending business as the primary and secondary markets adapt. In addition, the CFPB is considering a number of amendments to the Ability-to-Repay rule which could also have an adverse impact on our residential mortgage lending business.

        Fluctuations in interest rates on deposits or other funding sources could adversely affect our margin spread

        Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve Board has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Union Bank. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue although various indications from the Federal Reserve Board suggest that aspects of its accommodative monetary policy may begin to taper down later in 2013 or into 2014.

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

        BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against BTMU or MUFG. In June 2013, BTMU entered into a consent agreement with the New York State Department of Financial Services under which it made a civil monetary payment of $250 million to resolve issues relating to certain U.S. dollar payments that were routed through New York from 2002 to 2007.

        BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States, Europe and Asia, which are conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU is cooperating with these investigations and has been conducting an internal investigation. Union Bank is not a member of any of these panels. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters. It is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as an affiliate of MUFG.

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

        In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as "phishing." The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber attacks and similar tactics are not directed specifically at Union Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including Union Bank.

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

UNIONBANCAL CORPORATION (Registrant)
Date: November 12, 2013	By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2013	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2013	By:	/s/ ROLLAND D. JURGENS Rolland D. Jurgens Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements.(1)

(1)
Filed herewith
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