Form 10-K
period 2013-12-31
UNIONBANCAL CORP
filed 2014-03-10
CIK 1011659

Use these links to rapidly review the document

UnionBanCal Corporation and Subsidiaries Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

        As of February 28, 2014, the number of shares outstanding of the registrant's Common Stock was 136,330,830.

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

        This report includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of UnionBanCal Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "forecast," "outlook," words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

        In this document and other reports to the SEC, for example, we make forward-looking statements, which discuss our expectations about:

  •
  Our business objectives, strategies and initiatives, organizational structure, business growth, competitive position and prospects, and the effect of competition on our business and strategies

  •
  Our assessment of significant factors and developments that have affected or may affect our results

  •
  Our assessment of economic conditions and trends, economic and credit cycles and their impact on our business

  •
  The economic outlook for the U.S. in general, West Coast states and global economies

  •
  The impact of changes in interest rates, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers' ability to service their loans

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the deposit insurance assessment policies of the Federal Deposit Insurance Corporation (FDIC), the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the Basel Committee on Banking

    Supervision capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

  •
  Regulatory controls and processes and their impact on our business, including our operating costs and revenues

  •
  The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

  •
  Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk rating and credit migration trends and loss factors

  •
  Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding troubled debt restructurings (TDRs), and our intent to sell or hold loans we originate

  •
  Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities

  •
  Our hedging strategies, positions, expectations regarding reclassifications of gains or losses on hedging instruments into earnings; and the sensitivity of our net income to various factors, including customer behavior relating to mortgage pre-payments and deposit repricing

  •
  Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, and projected results

  •
  Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

  •
  Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisitions of Pacific Capital Bancorp, PB Capital Corporation's institutional commercial real estate lending portfolio, First Bank Association Bank Services, Smartstreet and our April 2010 FDIC-assisted acquisitions

  •
  Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and impact on our business

  •
  Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from or must pay to the FDIC under loss share agreements

  •
  The impact of changes in our credit rating

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

  •
  The reorganization of our affiliated HighMark Funds into shares of unaffiliated mutual funds and the impact on our business and activities

  •
  Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

  •
  The objectives of our integrated business initiative and its near term effect on our balance sheet, earnings and capital ratios

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to, those listed in Part I, Item 1 "Business" under the captions "Competition" and "Supervision and Regulation", Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management's belief as of the date of this report, and should consider all uncertainties and risks disclosed throughout this document and in our other reports to the SEC, including, but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, future prospects, results of operations or financial condition.

PART I

ITEM 1.   BUSINESS

General

        We are a California-based financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank or Union Bank). As used in this Form 10-K, the term "UnionBanCal" and terms such as "the Company," "we," "us" and "our" refer to UnionBanCal Corporation, one or more of its consolidated subsidiaries, or to all of them together.

        We are a wholly owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) which is a wholly owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG). BTMU's global network includes the BTMU Headquarters for the Americas (BTMU HQA), which oversees the branches and certain subsidiaries of BTMU's operations in the Americas.

        We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations. As of December 31, 2013, Union Bank operated 420 branches, comprised primarily of retail banking branches in the West Coast states, along with branches in Texas, Illinois, New York and Georgia, as well as two international offices.

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

Lines of Business

        Our operations are organized into five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking and Investment Banking & Markets. These segments and their financial information are described more fully in "Business Segments" within our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in Note 23 to our Consolidated Financial Statements included in this Form 10-K.

Employees

        At December 31, 2013, we had 11,308 full-time equivalent employees.

Competition

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business both nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. The competitive landscape is also changing, especially for deposits, with the introduction of internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.

        Banks, securities firms and insurance companies can elect to become a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have elected to become financial holding companies, including several large finance companies, securities firms and insurance companies. A number of foreign banks have either acquired financial holding companies or obtained financial holding company status in the U.S., further increasing competition in the U.S. market.

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

Supervision and Regulation

  Overview

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of customers and the Federal Deposit Insurance Fund, and not for the benefit of investors in the securities of the bank holding company or bank. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including Union Bank. This summary description of applicable laws and regulations is not complete and is qualified in its entirety by reference to such laws and regulations. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business.

  Principal Federal Banking Laws

        Bank Holding Company Act (BHCA) and the Gramm-Leach-Bliley Act (GLB Act).    The Company, MUFG and BTMU are subject to regulation under the BHCA, which subjects us to Federal Reserve reporting, supervision and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.

        The GLB Act allows "financial holding companies" to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended the BHCA in order to provide a framework for bank holding companies, through financial subsidiaries, to engage in new financial activities, provided certain conditions are met. In 2008, UnionBanCal Corporation, BTMU and MUFG obtained approval from the Federal Reserve to become financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and Community Reinvestment Act (CRA) requirements. At this time, Union Bank has no plans to form any "financial subsidiaries."

        National Bank Act.    Union Bank, our principal subsidiary, exists under and is subject to the National Bank Act which, together with the regulations of the Office of the Comptroller of the Currency (OCC), governs many aspects of the corporate activities and banking operations of national banks, including the powers and duties of national banks, the payment of dividends on capital stock, limits on loans and investment activities, minimum capital ratios, fiduciary activities, the opening and closing of branches, the acquisition of other banking entities or financial companies and many other matters.

        Dodd-Frank Act.    On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This sweeping legislation has affected and presented other challenges to U.S. financial institutions, including UnionbanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business. Various provisions of the law have been implemented by rules and regulations of the federal banking agencies, but, as discussed below, certain provisions of the law are yet to be implemented, and therefore the full scope and impact of the law on banking institutions generally and on our business, cannot be determined at this time. The law contains many provisions which may have particular relevance to the business of UnionBanCal Corporation and Union Bank, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums. Other provisions may result in increased capital and liquidity requirements; increased supervision, regulatory and compliance complexity; other operational costs and expenses; increased interest expense on demand deposits; or reduced fee-based revenues and restrictions on some aspects of our operations. The Dodd-Frank Act also created authority on the part of the FDIC for the liquidation of systemically important non-bank financial companies, including bank holding companies. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of the failed company, there may be assessments on bank holding companies with consolidated assets of $50 billion or more, such as the Company.

        The Federal Reserve published proposed rules in December 2011 to implement the provisions of the Dodd-Frank Act regarding enhanced prudential standards for large bank holding companies like the Company and other systemically important firms. The proposed rules included new requirements relating to capital planning, liquidity risk management, counterparty credit exposure limits, overall risk management standards, stress testing, debt-to-equity limits, resolution planning and early remediation. In November 2012, the Federal Reserve issued final rules regarding stress testing requirements. The OCC also adopted similar rules for large national banks such as Union Bank. The stress testing rules govern the timing and type of stress testing activities required of large bank holding companies and banks as well as rules governing testing controls, oversight and disclosure requirements.

        In December 2012, the Federal Reserve published proposed rules regarding enhanced prudential standards for large foreign banking organizations (FBOs), such as MUFG and BTMU, operating in the U.S., which were similar in many respects to the December 2011 proposed rules for large U.S. bank holding companies.

        In February 2014, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. bank holding companies (BHCs), such as the Company, and large FBOs operating in the U.S. The enhanced prudential standards final rule is part of an integrated set of rules promulgated by the Federal Reserve for both large BHCs and large FBOs operating in the U.S. These integrated rules include the Federal Reserve's resolution plan, capital plan, and stress testing rules, as well as the final rule regarding enhanced prudential standards. The resolution, capital plan and stress testing rules are discussed below in this section. For larger domestic BHC's, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve's other rule-makings, as noted above and elsewhere in this section, but also imposes certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve's liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.

        The Federal Reserve delayed finalizing single counterparty credit limit requirements that had been proposed pending the Basel Committee's completion of its work on developing a large financial institution exposure framework. The Federal Reserve also delayed adopting proposed rules implementing the early remediation requirements under the Dodd-Frank Act, which remain under consideration. The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report).

        The final rules relating to FBOs address enhanced prudential standards similar in various respects to those adopted for larger BHCs, such as enhanced requirements relating to risk management, including liquidity risk management and capital and liquidity stress testing. However, the final FBO rules differ in various respects from the BHC rules. For example, a larger FBO must certify to the Federal Reserve that it meets capital adequacy standards established by its home country supervisor that are consistent with the Basel Committee framework. If the FBO does not satisfy such requirements, the Federal Reserve may impose requirements, conditions or restrictions on its U.S. activities.

        In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. operate in the U.S. through an intermediate holding company (IHC) structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, and foreign bank agencies are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHC's until 2018. However, larger BHCs, such as the Company, will become subject to enhanced prudential standards applicable to larger BHCs on January 1, 2015, whether or not they are also a subsidiary of an FBO, and those BHCs that are also FBO subsidiaries will remain subject to the BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules. MUFG, BTMU and the Company are analyzing the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, as well as preparing a required implementation plan by January 1, 2015.

        Under the Dodd-Frank Act and Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under these requirements, a bank holding company may be required to contribute additional capital to an undercapitalized subsidiary bank. However, this additional capital may be required at times when the bank holding company may not have the resources to provide such support.

        In December 2013, the financial regulatory agencies adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account. The final rule provides exemptions for certain activities, including market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions, and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high-risk assets or trading strategies, or a threat to the institution's safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.

        The Volcker Rule also prohibits banking entities from owning and sponsoring hedge funds and private equity funds, subject to certain exclusions. Union Bank sold the vast majority of its non-conforming private equity fund interests after the Volcker Rule was proposed.

        The Volcker Rule also provides compliance requirements generally requiring banking entities to establish an internal compliance program reasonably designed to ensure and monitor compliance with the final rules. Larger banking entities, such as the Company, will be required to establish a more detailed compliance program, including a required CEO attestation.

        The final Volcker Rule is effective April 1, 2014 but the banking agencies have extended the full conformance period until July 2015.

        We are presently evaluating the potential impact of the Volcker Rule on our business. We are analyzing the extent to which some of our collateralized loan obligations may need to be modified or divested by the end of the conformance period; we do not believe that any such divestiture would have a material impact on the Company. We do expect our compliance costs to increase as a result of the rule.

        The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies, such as the U.S. Commodity Futures Trading Commission (CFTC), the SEC and the bank regulators. In addition, certain types of non-conforming swap transactions, such as commodity derivatives, may be required to be "pushed out" of Union Bank into a separate non-bank affiliate.

        The Dodd-Frank Act also changed the existing standard for the preemption of state consumer financial laws to allow a court or the OCC to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change was intended to allow greater regulation of national banks under state law and may result in increased consumer protection requirements being imposed on national banks.

        In 2013, the Consumer Financial Protection Bureau (CFPB) issued its final Ability-to-Pay and Qualified Mortgage Rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability-to-Pay and Qualified Mortgage Rule establishes guidelines that the lender must follow when reviewing an applicant's income, obligations, assets, liabilities and credit history and requires that the lender make a reasonable and good faith determination of an applicant's ability to repay the loan according to its terms. The rule also establishes the concept of a "Qualified Mortgage" which is defined under the rule to include those mortgage loans with regularly scheduled, substantially equal periodic payments, terms of thirty years or less, and total points and fees not exceeding three percent of the loan amount, among other criteria. Loans meeting the criteria for a "Qualified Mortgage" are entitled to a presumption that the lender complied with the rule's Ability-to-Pay requirements. Under the rule, the borrower has a defense to foreclosure unless the lender establishes the borrower's ability to repay or that the loan was a "Qualified Mortgage" or met other exceptions to the rule. The Company has established a compliance program which aims to ensure compliance with the rule for all new loans made after January 10, 2014. The Ability-to-Pay and Qualified Mortgage Rule and any new regulatory requirements promulgated by the CFPB could have an adverse impact on our residential mortgage lending business as the industry adapts to the rule and any additional regulations. Our business strategy, product offerings and profitability may change as the market adjusts to the new rule and any additional regulations and as these requirements are interpreted by the regulators and courts.

  Principal Federal Bank Regulatory Agencies

        Federal Reserve.    As a bank holding company, we are subject to the extensive regulation, supervision and examination authority of the Federal Reserve. The Federal Reserve also has extensive enforcement authority over all bank holding companies. Such authority includes the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the Federal Reserve under the BHCA. The Federal Reserve also has the power to order termination of activities or ownership of non-bank subsidiaries of the holding company if it determines there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the bank holding company. Knowing violations of the BHCA or regulations or orders of the Federal Reserve can also result in criminal penalties for the Company and any individuals participating in such conduct.

        Comptroller of the Currency (OCC).    Union Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the OCC, its primary regulator, and also by the

Federal Reserve and the FDIC. Union Bank is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.

        The OCC has extensive enforcement authority over national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any laws or regulations, various remedies are available to the OCC, including the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to increase capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance. The OCC, as well as other federal agencies, including the FDIC, have adopted, or are in the process of adopting, regulations and guidelines establishing safety and soundness standards, addressing such matters as loan underwriting and documentation, internal controls and audit systems, information systems, interest rate risk exposure, asset growth and quality, liquidity standards, management standards and earnings and compensation and other employee benefits. The OCC also has broad authority to address activity it deems to constitute an unsafe or unsound practice and is not limited by the specific standards set forth in the regulations.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act created the CFPB. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including Union Bank. The CFPB's responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

        Financial Stability Oversight Council (FSOC).    The Dodd-Frank Act authorized the creation of the FSOC (consisting of the Secretary of the Treasury, heads of the federal bank regulatory agencies and the SEC, and certain other officials) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, end the expectation that some institutions are "too big to fail," and provide a basis for enhanced prudential regulation. The FSOC must determine which bank holding companies and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. Bank holding companies over $50 billion in consolidated assets are considered to be "large interconnected bank holding companies" and automatically designated as "systemically significant." The Company falls within this category, and therefore, expects to face heightened prudential standards including capital, leverage, and liquidity, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.

  Regulatory Capital and Liquidity Standards

        Risk-Based Capital Standards and Related Recent Developments.    The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization's capital is compared to the risks associated with assets reflected on its balance sheet as well as off-balance sheet exposures, such as letters of credit.

        In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations (U.S. Basel III). The final rules are intended to conform this framework to the Basel Committee on Banking Supervision's (BCBS) current international regulatory capital accord (Basel III). BCBS is a committee of banking supervisory authorities from major countries in the global financial system, which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.

        These rules replace the U.S. federal banking agencies' general risk-based capital rules (commonly known as "Basel I"), advanced approaches rules (commonly known as "Basel II") that are applicable to certain large banking organizations (including the Company), and leverage rules, and are subject to certain transition provisions. Among other requirements, the U.S. Basel III rules revise the definition of capital, increase minimum capital ratios, and introduce a minimum Common Equity Tier 1 capital ratio of 4.5 percent and a capital conservation buffer of 2.5 percent (for a total minimum Common Equity Tier 1 capital ratio of 7.0 percent) and a potential countercyclical buffer of up to 2.5 percent, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in financial institution systemic risk; mandate a Tier 1 leverage ratio of 4 percent and introduce, for large and internationally active bank holding companies, a Tier 1 supplementary leverage ratio that is currently set at 3 percent and which incorporates off-balance sheet exposures; revise Basel I rules for calculating risk-weighted assets under a standardized approach; modify the existing Basel II advanced approaches rules for calculating risk-weighted assets under U.S. Basel III; and eliminate, over a five-year phase-in period beginning in 2013, the accumulated other comprehensive income or loss exclusion that had applied under Basel I and Basel II rules.

        We are required to comply with the final U.S. Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The U.S. Basel III capital rules are scheduled to be fully phased in by January 1, 2022. As the rules were only recently finalized, the interpretations and assumptions we use in estimating our calculations may change as we continue our review and interact with the federal banking agencies.

        Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have been approved by the Federal Reserve to use the advanced approaches methodology to determine applicable minimum risk-weighted capital ratios must use the higher of their risk-weighted assets as calculated under (i) the advanced approaches rules, and (ii) from January 1, 2014 to December 31, 2014, the general Basel I risk-based capital rules and, commencing on January 1, 2015 and thereafter, the risk weightings under the standardized approach. The Company expects the calculation of risk-weighted assets to be higher under the Basel I and standardized approach rules compared to the calculation of risk-weighted assets under the advanced approaches rules.

        In January 2014, the BCBS issued its nearly final version of its leverage ratio and disclosure guidance Basel III Leverage Ratio. The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 18, 2018. The Basel III Leverage Ratio makes a number of significant changes to the BCBS's June 2013 consultative paper (Consultative Paper) by easing the approach to measure the exposures of off-balance sheet items. The changes eliminate many, but not all, differences between the Basel III Leverage Ratio and the Supplementary Leverage Ratio (SLR), which is currently set at a minimum of 3 percent and applies to U.S. firms with over $250 billion in assets. The U.S. banking regulators must now decide if they will alter the exposure calculations of their SLR to harmonize it with the Basel III Leverage Ratio. They must also decide it they will adjust their pending Revised Supplementary Leverage Ratio, which has proposed to raise the SLR from 3 percent to 5 percent for the eight U.S. bank holding companies with over $700 billion in assets or $10 trillion under custody.

        The Company is evaluating the impact that these rules will have on its capital position and capital management policy and expects that it will be able to satisfy the new capital standards in accordance with the requirements of the revised capital rules. For additional information, see Part I, Item 1A. Risk Factors—"The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in this Form 10-K.

        For additional information regarding the regulatory capital positions of the Company and Union Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Management" in Part II, Item 7 of this Form 10-K and Note 19 of Notes to Consolidated Financial Statements in this Form 10-K.

        Liquidity Coverage Ratio.    In October 2013, the U.S. banking agencies requested comment on proposed rules that would implement the Liquidity Coverage Ratio (LCR), which is a quantitative liquidity standard included in the Basel III framework. The proposed rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution's LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage.

        The LCR standard would apply to all internationally active banking organizations, which generally includes those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a less stringent, modified LCR to bank holding companies that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the proposed modified LCR rules, financial institutions would, following a phase-in period, have to maintain an LCR equal to at least 100 percent based on the entity's total projected net cash outflows over the next 21 calendar days, effectively using net outflow assumptions equal to 70 percent of the outflow assumptions prescribed for internationally active banking organizations.

        While the proposed modified LCR rules are generally less stringent than the LCR requirement included in the international Basel III framework, in certain respects they are more restrictive. For example, the proposed rule requires daily calculation of the LCR and would phase-in the LCR more quickly than required under the Basel III framework, with full compliance required beginning January 1, 2017. Although the impact on the Company will not be fully known until the rules are final, we expect to be in compliance with the requirements when they become effective.

  Corporate Governance and Risk Management

        In January 2014, the OCC proposed guidelines that would establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, as well as potentially smaller insured depository institutions. The proposed guidelines are intended to build upon and formalize "heightened expectations" for risk governance developed by the OCC in 2010 and are intended to improve examiners' ability to assess compliance with the OCC's expectations. The proposed guidelines establish specific risk management-related roles and responsibilities for three designated functions: a bank's "front line" units, independent risk management, and internal audit. The guidelines would require these three designated functions to maintain independence from each other and impose substantial risk management-related and other responsibilities on a bank's board of directors and chief executive officer. Although the Company has had in place a robust corporate governance framework which substantially complies with the proposed guidelines, these guidelines, if adopted as proposed, could require changes in our management and internal processes. They may also result in an increased level of regulatory oversight over our management and internal processes, which could potentially result in increased regulatory and compliance complexity and an increase in our compliance and operational costs and expenses.

  Federal Deposit Insurance

        The Federal Deposit Insurance Act, as amended (FDIA), requires federal bank regulatory authorities to take "prompt corrective action" in dealing with inadequately capitalized banks. The FDIA establishes five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized." Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. In the event of a bankruptcy of the holding company, that guarantee would be entitled to priority of payment over other obligations of the holding company. It is our policy to maintain capital ratios well above the minimum regulatory requirements for

"well-capitalized" institutions for both Union Bank and us. Management believes that, at December 31, 2013, Union Bank and UnionBanCal met the requirements for "well-capitalized" institutions.

        Deposits of Union Bank are insured up to statutory limits (presently $250,000) by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

        As a result of the financial crisis which began in 2008, the FDIC adopted rules aimed at determining the assessment rate for banks' deposit insurance premiums based on the relative risk rankings of banks and, as a result of provisions of the Dodd-Frank Act, revised the deposit insurance assessment system to base assessments on the average total consolidated assets of banks, rather than upon U.S. domestic deposits as had previously been the case. Also as required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range "restoration" plan for the deposit insurance fund to better ensure the adequacy of the fund's reserves relative to total insured deposits in the U.S. The ultimate effect on our business of these legislative and regulatory developments relating to the deposit insurance fund cannot be predicted with any certainty.

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

        Under provisions of the FDIA, an FDIC-insured bank under common control with another FDIC-insured bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC upon the actual or reasonably likely failure of such other bank. Thus, Union Bank could incur liability to the FDIC under these provisions in the event of failure of another bank controlled by the Company or MUFG. This liability would be subordinated to deposit liabilities and certain other senior liabilities. At present, the Company has no such other bank subsidiaries and MUFG currently has one such subsidiary in addition to Union Bank—Mitsubishi UFJ Trust & Banking Corporation (U.S.A.).

        In April 2011, the Federal Reserve and the FDIC finalized rules pursuant to the Dodd-Frank Act that require bank holding companies and insured depository institutions with $50 billion or more in assets to develop resolution plans, or, so-called "living wills," to facilitate the FDIC's ability to liquidate such banks, in a prompt and orderly fashion, upon a failure. The Company's and Union Bank's resolution plans were filed with the regulators prior to December 31, 2013.

  Other Federal Laws and Regulations Affecting Banks

        Community Reinvestment Act.    Union Bank is subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or to acquire other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. Based on the most current examination report for the period ended March 31, 2012, Union Bank's compliance with CRA received an overall rating of "satisfactory," with "outstanding" ratings in the investment and service tests portions of the examination.

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

        Union Bank is also subject to the Federal Housing Act, which is a civil rights law that makes discrimination in housing lending illegal, as well as the Americans with Disabilities Act, which requires banks to reasonably accommodate individuals with disabilities during the lending process. Banks are periodically examined for compliance with these fair lending laws and other related laws. The banking regulators are required to refer matters relating to these fair lending laws to the Department of Justice for possible action under civil penalty statutes whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of conduct that may violate the fair lending laws.

        Bank Secrecy Act and OFAC Regulation.    The banking industry is subject to extensive regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. Failure to comply with these additional requirements may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution's anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. has also imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by the U.S. Treasury's Office of Foreign Assets Control (OFAC). Included among the OFAC restrictions are prohibitions on engaging in financial transactions relating to a sanctioned country and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with any of these requirements can also subject an insured depository institution to substantial monetary fines, penalties and other sanctions.

        Affiliate Transactions.    Union Bank and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by Union Bank to and other transactions with its affiliates. As a holding company, the principal source of our cash has been dividends and interest received from Union Bank. Dividends payable by Union Bank to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by Union Bank to its affiliates and on related party transactions, see Notes 20 and 22 to our Consolidated Financial Statements included in this Form 10-K.

        Customer Information Security.    The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Union Bank has adopted a customer information security program.

        Privacy.    The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks' policies and procedures. Union Bank implemented a privacy policy, which provides that all of its existing and new customers will be notified of Union Bank's privacy policies. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. This may result in certain cross-marketing efforts being less effective than they have been in the past. State laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries.

        Overdraft and Interchange Fees; Interest on Demand Deposits.    In November 2009, the Federal Reserve adopted amendments under its Regulation E that imposed new restrictions on banks' abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are "reasonable and proportional" to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. In July 2013, a Federal district court held that this rule was not valid under the Dodd-Frank Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. The Federal Reserve has appealed the decision, and the ruling has been stayed. This decision, upon its effectiveness, which would be after resolution of the appeal, could further reduce the fee revenues that banks, including Union Bank, can receive from the business of debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and Union Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

        In July 2011, the Federal Reserve's final rule repealing Regulation Q's prohibition against the payment of interest on demand deposit accounts became effective. Over time, permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.

  Other Regulatory Requirements, Restrictions and Oversight

        There are additional requirements and restrictions in the laws of the U.S. and states in which Union Bank and its subsidiaries may conduct operations. The consumer lending and finance activities of Union Bank are also subject to extensive regulation under various state laws as well as the federal laws discussed above. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans. As described above, provisions of the Dodd-Frank Act were intended to generally increase state consumer protection regulation of national banks.

        Under the federal banking laws, a bank holding company can acquire banks in states other than its home state, subject to any state requirement that has been organized and operating for a minimum period of time (not exceeding five years) and subject in some cases to state deposit limits. Banks are also authorized to merge across state lines to create interstate branches. Under the Dodd-Frank Act, banks are permitted to establish de novo branches in another state to the same extent as banks chartered in that state.

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

        The activities of Union Bank subsidiaries, HighMark Capital Management, Inc. (Highmark) and UnionBanc Investment Services, LLC (UBIS), are subject to the rules, regulations, and oversight of the SEC, as well as those of state securities regulators. UBIS is also subject to the rules, regulations, and oversight of the Financial Industry Regulatory Authority (FINRA).

        Under Federal Reserve rules, Union Bank is affiliated with certain Nationwide Funds and certain other funds, due to the subadvisory role of Highmark, Union Bank's subsidiary, with respect to those funds, and therefore, the restrictions on loans and other transactions between Union Bank and its affiliates discussed above are applicable to the those funds.

        Union Bank is not registered as a securities broker or dealer. The GLB Act and applicable regulations require us to conduct non-exempted securities brokerage or dealer activities through our registered broker-dealer, UBIS. These laws and regulations also limit compensation we may pay our bank employees for referrals of brokerage business and limit Union Bank's ability to advertise securities brokerage services.

  Federal Reserve Monetary Policy

        For the past several years, in response to the financial crisis which began in 2008 and the ensuing recession, the Federal Reserve has pursued a variety of monetary measures aimed at sustaining a very low interest-rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate. However, in December 2013, the Federal Reserve announced that in light of the improving outlook for labor market conditions and other economic indicators, the Federal Reserve would begin in January 2014 reducing the rate at which it would acquire U.S. Treasury and federal agency backed securities. The agency noted that the pace of such asset purchases in the future would be contingent on the agency's outlook for the U.S. labor market and inflation and other factors. The agency further noted that it currently anticipates that it will sustain its current very low target rate for the federal funds rate until the U.S. unemployment rate declines below 6.5 percent.

  Possible Future Legislation and Regulatory Initiatives

        The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives, certain of which are described above, that may significantly impact our industry. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.

  Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

        We are disclosing the following information pursuant to Section 13(r) of the U.S. Securities Exchange Act of 1934 (Exchange Act), which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly owned by MUFG, a Japanese corporation, our disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S.

affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:

        During the twelve months ended December 31, 2013, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG's non-U.S. affiliate. Specifically, MUFG's non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the twelve months ended December 31, 2013, the aggregate interest and fee income relating to these transactions was less than ¥130 million, representing less than 0.005 percent of MUFG's total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the twelve months ended December 31, 2013, the average aggregate balance of deposits held in these accounts represented less than 0.005 percent of the average balance of MUFG's total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG's total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥500 million, representing less than 0.001 percent of MUFG's total loans, as of December 31, 2013. For the twelve months ended December 31, 2013, the aggregate gross interest and fee income relating to these loan transactions was less than ¥45 million, representing less than 0.005 percent of MUFG's total interest and fee income.

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

  Financial Information

        See our Consolidated Financial Statements starting on page 90 of this Form 10-K for financial information about UnionBanCal Corporation and its subsidiaries.

ITEM 1A.   RISK FACTORS

        We are subject to numerous risks and uncertainties, including but not limited to the following information:

  Industry Factors

        Starting in 2008, U.S. and global economies experienced a serious recession, unprecedented volatility in the financial markets, significant deterioration in sectors of the U.S. and global consumer and business economies and a slow economic recovery, all of which presented challenges for the banking and financial services industry and for UnionBanCal Corporation; the U.S. Government responded to these circumstances in the U.S. with a variety of measures; there can be no assurance that these measures ultimately will successfully address these circumstances; the U.S. Government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.

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

        In response, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve has been pursuing a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although recent indications from the Federal Reserve are that it will taper down certain aspects of this policy. Refer to "Supervision and Regulation" in Part I, Item 1 of this Form 10-K for additional information.

        It cannot be predicted whether U.S. Governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. Government to combat the mixed economic conditions will continue. If, notwithstanding the government's fiscal and monetary measures, the U.S. economy were to deteriorate, or its recovery were too slow, this would present significant challenges for the U.S. banking and financial services industry and for the Company. In addition, as a wholly owned subsidiary of a foreign bank, we were not eligible to participate in some federal programs such as the U.S. Treasury's Capital Purchase Program and may not qualify for participation in future federal programs.

        Since 2010, certain European sovereign borrowers have encountered difficulties in financing renewals of their indebtedness and continue to face serious economic and financial challenges. If this trend continues or worsens, including spreading to other countries in the Eurozone, it could have adverse impacts on costs in the global debt markets that could increase funding costs for banks generally and could generate further adverse financial and economic conditions for global and U.S. markets. On-going concerns regarding significant economic weaknesses in various countries in the Eurozone continue to adversely affect confidence in the European financial markets and economies. During 2011 and continuing through 2013, leaders of major countries in the European Union pursued a variety of measures to address the Eurozone debt crisis including support plans for several Eurozone countries. There can be no assurance that measures that have been or may be taken to address the Eurozone debt crisis will resolve the challenging economic and financial situation of these countries or prevent the spread of such difficulties and resulting adverse impacts on the global and U.S. economies, with possible consequent adverse effects on the U.S. banking industry and our customers business and prospects.

        The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor's Ratings Services (Standard &

Poor's) lowered its long-term sovereign credit rating on the U.S. to "AA+" from "AAA" while affirming its highest rating on short-term U.S. obligations. Standard & Poor's also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor's revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody's have reaffirmed the U.S.'s "AAA" credit rating; however, Fitch Ratings has stated that its outlook on the U.S. is negative, while in July 2013, Moody's revised its outlook on the U.S. credit rating to stable from negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor's and any further downgrades by it or other rating agencies could increase over time the U.S. federal government's cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

        Difficult market conditions have adversely affected the U.S. banking industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions also led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets and in the U.S. generally have shown improvement during 2012 and 2013, there can be no assurance that these conditions will continue to improve. These conditions may again decline in the near future and could be influenced by any continuing controversy over federal spending and debt limits. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

  •
  Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our asset management and trust business. The fees we charge are based upon values of assets we manage and declines in values proportionately reduce our fees charged.

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act (see "Substantial competition could adversely affect us").

  •
  We may incur goodwill impairment losses in future periods. See "Critical Accounting Estimates—Annual Goodwill Impairment Analysis" in Part II, Item 7 of this Form 10-K.

  •
  We have been subject to increased FDIC deposit premiums relative to pre-2008 levels, although our assessment decreased in 2011 compared to 2010 and did not increase in 2012 or 2013, but in future years may be subject to further premium increases which could increase our costs. Refer to "Supervision and Regulation" in Item 1 of this Form 10-K for additional information regarding FDIC actions relating to deposit insurance assessments.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including UnionBanCal Corporation and Union Bank, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as "systemically significant" to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Various provisions of the law have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented by the federal banking agencies and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of UnionBanCal Corporation and Union Bank. The Dodd-Frank Act created the CFPB, which has direct supervision and examination authority over banks with more than $10 billion in assets, including Union Bank. While the full effect of these provisions of the Dodd-Frank Act on Union Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, as well as increased interest expense on our demand deposits, some or all of which may be material.

        The Federal Reserve published proposed rules in December 2011 to implement the provisions of the Dodd-Frank Act regarding enhanced prudential standards for large bank holding companies like the Company and other systemically important firms. The proposed rules included new requirements relating to capital planning, liquidity risk management, counterparty credit exposure limits, overall risk management standards, stress testing, debt-to-equity limits, resolution planning and early remediation. In November 2012, the Federal Reserve issued final rules regarding stress testing requirements. The OCC also adopted similar rules for large national banks such as Union Bank. The stress testing rules govern the timing and type of stress testing activities required of large bank holding companies and banks as well as rules governing testing controls, oversight and disclosure requirements.

        In December 2012, the Federal Reserve published proposed rules regarding enhanced prudential standards for large FBOs, such as MUFG and BTMU, operating in the U.S. which were similar in many respects to the December 2011 proposed rules for large U.S. bank holding companies.

        In February 2014, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and large FBOs operating in the U.S. The enhanced prudential standards final rule is part of an integrated set of rules promulgated by the Federal Reserve for both large BHCs and large FBOs operating in the U.S. These integrated rules include the Federal Reserve's resolution plan, capital plan, and stress testing rules, as well as the final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) For larger domestic BHC's, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve's other rule-makings, as noted above and elsewhere in this section, but also imposes certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve's liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.

        The Federal Reserve delayed finalizing single counterparty credit limit requirements that had been proposed pending the Basel Committee's completion of its work on developing a large financial institution exposure framework. The Federal Reserve also delayed adopting proposed rules implementing the early remediation requirements under the Dodd-Frank Act, which remain under consideration. The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report).

        The final rules relating to FBOs address enhanced prudential standards similar in various respects to those adopted for larger BHCs, such as enhanced requirements relating to risk management, including liquidity risk management and capital and liquidity stress testing. However, the final FBO rules differ in various respects from the BHC rules. For example, a larger FBO must certify to the Federal Reserve that it meets capital adequacy standards established by its home country supervisor that are consistent with the Basel Committee framework. If the FBO does not satisfy such requirements, the Federal Reserve may impose requirements, conditions or restrictions on its U.S. activities.

        In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. operate in the U.S. through an intermediate holding company (IHC) structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, and foreign bank agencies are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHC's until 2018. However, larger BHCs, such as the Company, will become subject to enhanced prudential standards applicable to larger BHCs on January 1, 2015, whether or not they are also a subsidiary of an FBO, and those BHCs that are also FBO subsidiaries will remain subject to the BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules. MUFG, BTMU and the Company are analyzing the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, as well as preparing a required implementation plan by January 1, 2015. For additional information, see "Supervision and Regulation—Principal Federal Banking Laws—Dodd-Frank Act" in Part I, Item 1 of this Form 10-K.

        In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards" in Item 1 of Part I of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Capital Changes" in Item 7 of Part II of this Form 10-K.

        In October 2013, the U.S. banking agencies requested comment on proposed rules that would implement the LCR, which is a quantitative liquidity standard included in the Basel III framework of the Basel Committee. The proposed rules are designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution's LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a ratio.

        The LCR standard would apply to all internationally active banking organizations—generally, those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a less stringent, modified LCR to bank holding companies that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the proposed modified LCR rules, financial institutions would, following a phase-in period, have to maintain an LCR equal to at least 100 percent based on the entity's total projected net cash outflows over the next 21 calendar days, effectively using net outflow assumptions equal to 70 percent of the outflow assumptions prescribed for internationally active banking organizations.

        While the proposed modified LCR rules are generally less stringent than the LCR requirement included in the Basel III framework, in certain respects they are more restrictive. For example, the proposed rule requires daily calculation of the LCR and would phase-in the LCR more quickly than required under the Basel III framework, with full compliance required beginning January 1, 2017. Although the impact on the Company will not be fully known until the rules are final, we expect to be in compliance with the requirements when they become effective.

        The need to maintain more and higher quality capital, as well as greater liquidity, could limit the Company's business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholder, or selling or refraining from acquiring assets. In addition, the new liquidity standards could require the Company to increase its holdings of highly liquid short-term investments, thereby reducing the Company's ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.

        In December 2013, the financial regulatory agencies adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account. The final rules provide exemptions for certain activities, including certain types of market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions, and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high-risk assets or trading strategies, or a threat to the institution's safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.

        The Volcker Rule also prohibits banking entities from owning and sponsoring hedge funds and private equity funds, subject to certain exclusions. Union Bank sold the vast majority of its non-conforming private equity brand interests after the Volker Rule was proposed.

        The Volcker Rule also provides compliance requirements generally requiring banking entities to establish an internal compliance program reasonably designed to ensure and monitor compliance with the final rules. Larger banking entities, such as the Company, will be required to establish a more detailed compliance program, including a required CEO attestation.

        The final Volcker Rule is effective April 1, 2014 but the banking agencies have extended the full conformance period until July 2015.

        We are presently evaluating the potential impact of the Volcker Rule on our business. We are analyzing the extent to which some of our collateralized loan obligations may need to be modified or divested by the end of the conformance period; we do not believe that any such divestiture would have a material impact on the Company. We do expect our compliance costs to increase as a result of the rule. See "Supervision and Regulation" in Part I, Item 1 of this Form 10-K for additional information.

        The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the U.S. Commodities Futures Trading Commission, the SEC and the bank regulators). In addition, certain types of non-conforming swap transactions, such as commodity derivatives, may be required to be "pushed out" of Union Bank into a separate non-bank affiliate.

        In January 2014, the OCC proposed guidelines that would establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, as well as potentially smaller insured depository institutions. The proposed guidelines are intended to build upon and formalize "heightened expectations" for risk governance developed by the OCC in 2010 and are intended to improve examiners' ability to assess compliance with the OCC's expectations. The proposed guidelines establish specific risk management-related roles and responsibilities for three designated functions: a bank's "front line" units, independent risk management, and internal audit. The guidelines would require these three designated functions to maintain independence from each other and impose substantial risk management-related and other responsibilities on a bank's board of directors and chief executive officer. Although the Company has had in place a robust corporate governance framework which substantially complies with the proposed guidelines, these guidelines, if adopted as proposed, could require changes in our management and internal processes and may result in an increased level of regulatory oversight into our management and internal processes, which could potentially result in increased regulatory and compliance risks and an increase in our compliance and operational costs and expenses.

        The newly-adopted capital rules of the federal banking agencies and the FBO rules of the Federal Reserve, referred to above, as well as the various proposed regulations described above, if adopted, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business and lead us to stop or reduce our offerings of various credit products.

        Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the government-sponsored entities Fannie Mae and Freddie Mac (GSEs) and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on Union Bank in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including Union Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

        President Obama's proposed 2014 U.S. budget includes a "Financial Crisis Responsibility Fee" that would apply to banks with greater than $50 billion in assets. This fee would be effective January 1, 2015 and would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury's Troubled Asset Relief Program (TARP). On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on all institutions with greater than $50 billion in assets to fund the Office of Financial Research. As we have greater than $50 billion in assets, under the final rule we are subject to this fee at the MUFG level. In August 2013, the Federal Reserve issued a final rule to implement Section 318 of the Dodd-Frank Act which imposed a new supervisory assessment on all institutions with greater than $50 billion in assets, which is being assessed at the MUFG level, and is based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Therefore, our operating costs over time can be expected to increase due to these assessments, which are based, among other things, on the projected operating expenses of this new office and the aggregate assessable assets of the subject banks.

        Several cities in the United States (including Los Angeles and San Diego) have adopted so-called "responsible banking acts", and other cities are considering the adoption of similar ordinances. These city ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city's financial services contracts. The adoption of these ordinances by municipalities for which Union Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.

        International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan and the Federal Reserve may adversely affect our activities and investments and those of our subsidiaries in the future.

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

        Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.

        Refer to "Supervision and Regulation" in Part I, Item 1 of this Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.

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

        We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowances because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers' ability to repay their loans, resulting in our increasing the allowance. Volatility in commodity-related costs could also adversely impact some borrowers' ability to repay their loans. We might also increase the allowances because of unexpected events. Any increase in our credit allowances would result in a charge to earnings.

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

        Changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and interchange fees on debit card transactions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. In July 2013, a Federal district court held that this rule was not valid under the Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. The Federal Reserve appealed the decision, and the ruling has been stayed. This decision, upon its effectiveness, which would be after resolution of the appeal, could further reduce the fee revenues that banks, including Union Bank, can receive from the business of debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and Union Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments. See "Supervision and Regulation—Other Federal Laws and Regulations Affecting Banks—Overdraft and Interchange Fees; Interest on Demand Deposits" in Item 1 of Part I of this Form 10-K for additional information.

        In 2013, the CFPB issued its final Ability-to-Pay and Qualified Mortgage Rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability-to-Pay and Qualified Mortgage Rule establishes guidelines that the lender must follow when reviewing an applicant's income, obligations, assets, liabilities and credit history and requires that the lender make a reasonable and good faith determination of an applicant's ability to repay the loan according to its terms. The rule also establishes the concept of a "Qualified Mortgage" which is defined under the rule to include those mortgage loans with regularly scheduled, substantially equal periodic payments, terms of thirty years or less, and total points and fees not exceeding three percent of the loan amount, among other criteria. Loans meeting the criteria for a "Qualified Mortgage" are entitled to a presumption that the lender complied with the rule's Ability-to-Pay requirements. Under the rule, the borrower has a defense to foreclosure unless the lender establishes the borrower's ability to repay or that the loan was a Qualified Mortgage or met other exceptions to the rule. The Company has established a compliance program which aims to ensure compliance with the rule for all new loans made after January 10, 2014. The Ability-to-Pay and Qualified Mortgage Rule and any new regulatory requirements promulgated by the CFPB could have an adverse impact on our residential mortgage lending business as the industry adapts to the rule and any additional regulations. Our business strategy, product offerings and profitability may change as the market adjusts to the new rule and any additional regulations and as these requirements are interpreted by the regulators and courts.

        The need to account for assets at market prices may adversely affect our results of operations

        We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize other-than-temporary impairments with respect to securities in our investment portfolio.

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

        Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin

        Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Company. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue. However, in December 2013, the Federal Reserve announced that in light of the improving outlook for U.S. labor market conditions and other economic indicators, the Federal Reserve would begin in January 2014 reducing the rate at which it would acquire U.S. Treasury and federal agency backed securities. The agency noted that the pace of such asset purchases in the future would be contingent on the agency's outlook for the labor market, inflation and other factors. The agency further noted that it currently anticipates that it will sustain its current very low target rate for the federal funds rate until the U.S. unemployment rate declines below 6.5 percent.

        Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position

        Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes has made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. Depositors may withdraw certain deposits from Union Bank and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

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

        The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, as of July 2011, financial institutions have been allowed to offer interest on demand deposits, including business demand deposits, to compete for clients. Our interest expense may increase and our net interest margin may decrease if we are required to offer interest on business demand deposits to attract additional customers or maintain current customers.

        Substantial competition could adversely affect us

        Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act, which, among other things, permits the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.

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

        Changes in accounting standards could materially impact our financial statements

        From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

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

  Company Factors

        Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. Additionally, a continued or further downturn in the areas of the residential real estate and housing industries in California which have not experienced recovery, or renewed downturn in those which have, could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

        The temporary upper limit of $729,750 for a residential mortgage loan that may be purchased by the government-sponsored enterprises Fannie Mae and Freddie Mac expired on September 30, 2011, and the high balance loan limit was reduced to $625,500. This limit applied to high cost areas where the median home price exceeded the conforming loan limit, including many areas within our markets. This reduction could result in higher mortgage rates for borrowers purchasing homes that exceed the new limit, which, in turn, could reduce the pool of eligible buyers for high value homes, reduce mortgage originations and negatively impact the collateral value of homes in high cost areas. Any of these results could have an adverse impact on our residential mortgage lending business.

        The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn which commenced in 2008. Lawmakers and regulators have been taking steps to establish national servicing standards to protect residential mortgage borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. Included in these measures have been litigation by 49 state attorneys general against the largest mortgage servicers in the U.S., enhanced federal regulatory guidance regarding foreclosure practices and other matters and legislation at the state level, including in California. These increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, were adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California also were especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

        Adverse California economic conditions could adversely affect our business

        For the last several years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government's budgetary and fiscal difficulties. California continues to have a relatively high unemployment rate. Also, certain California real estate markets have experienced some of the worst property value declines in the U.S.

        In addition, until 2013, the State of California had experienced budget shortfalls or deficits that led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California. As a consequence, California's 2013-14 budget proposal does not reflect a deficit; however, there can be no assurance that the state's fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time. Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units.

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

        Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ

        Since November 2008, BTMU, a wholly owned subsidiary of MUFG, has owned all of the outstanding shares of our common stock. As a result, BTMU can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to BTMU or MUFG.

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

        Certain of our directors' and officers' ownership interests in MUFG's common stock or service as a director or officer or other employee of both us and BTMU could create or appear to create potential conflicts of interest, especially since both we and BTMU compete in U.S. banking markets.

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

        Risks associated with potential acquisitions, divestitures, integrations or restructurings may adversely affect us

        We have in the past sought, and may in the future seek, to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct prior experience. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results.

        Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.

        In February 2014, the Boards and management bodies of UnionBanCal and Union Bank, as well as BTMU and MUFG, approved a business integration initiative described in "Management's Discussion & Analysis—Executive Overview—Business Integration Initiative." While not a legal entity combination but an integration of operations and management, there are risks involved with this initiative, including regulatory and execution risks comparable to those of any business combination.

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

        We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition, divestiture, integration or restructuring we might make.

        Privacy restrictions could adversely affect our business

        Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition. For additional discussion, see "Supervision and Regulation" in Part I, Item 1 of this Form 10-K.

        We rely on third parties for important products and services

        Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and although we monitor their performance, we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement projects. The federal banking agencies have issued enhanced guidance and are examining with increasing scrutiny financial institutions' diligence conducted on and oversight of their third-party vendors. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, or implement our technology enhancement projects and otherwise to conduct our business and also could result in disputes with such vendors over their performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.

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

        From time to time, we experience turnover among members of management, primarily due to retirement or rotation to other assignments within the MUFG group. We must successfully integrate any new management personnel that we bring into the organization in order to achieve our operating objectives as new management becomes familiar with our business.

        The federal banking regulators, have issued guidance which is intended to prohibit incentive compensation arrangements at insured depository institutions that would encourage inappropriate risk taking, are deemed to be excessive, or that may lead to material losses. In addition, the FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, this guidance and the proposed rules, if adopted, could have the effect of making it more difficult for banks to attract and retain skilled personnel.

        The challenging operating environment and current operational initiatives may strain our available resources

        There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors' similar initiatives, adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.

        Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities

        We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. In the past several years, federal and state regulators have announced regulatory enforcement actions against a number of large bank holding companies and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of U.S. federal and state governments' expectations for compliance with these regulatory frameworks on the part of banks operating in the U.S., including Union Bank, and may result in increased compliance costs and increased risks of regulatory sanctions.

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

        Our credit ratings are important in order to maintain liquidity

        Major credit rating agencies regularly evaluate the securities of UnionBanCal Corporation and the securities and deposits of Union Bank. Their ratings of our long-term debt and other securities, and also of our short-term obligations, are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings. In 2011, Moody's Investors Service, Standard and Poor's and Fitch, Inc. announced ratings downgrades for a number of large U.S. banks, in part because the passage of the Dodd-Frank Act makes it less likely that the government will step in to rescue a troubled bank. It is unclear whether a perceived reduction in systemic support could lead or contribute to negative downward pressure on our credit ratings. In June 2012, Moody's Investors Services announced further ratings downgrades for a number of major U.S. and foreign bank holding companies (not including us or our parent).

        If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income.

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

        Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion appearing above under the caption "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations."

        We are subject to operational risks, including cybersecurity risks

        We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; reputational, legal and compliance risk; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us."

        Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our operations or our customers' operations; interception, misuse or mishandling of personal, confidential or proprietary information and data; or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, and regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks. We may also be required to expend significant resources to cover costs imposed on us as a result of breaches of bank card information occurring at retail merchants and other businesses.

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

        In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as at other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as "phishing." The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber attacks and similar tactics are not directed specifically at Union Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including Union Bank. A recent data security breach at a large U.S. retailer recently resulted in the compromise of data related to credit and debit cards of large numbers of customers requiring many banks, including Union Bank, to reissue credit and debit cards for affected customers and reimburse these customers for losses sustained. Proposals have been advanced to replace the magnetic-stripe cards commonly used in the U.S. with more secure smart-chip technology to reduce the risk of such data breaches. The costs of such a conversion could be considerable and it remains unclear at this time how much of such costs would be borne by retailers, card issuers and the banking industry.

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

        Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, social media, cyber-security breaches, or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or Union Bank, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.

        Our framework for managing risks may not be effective in mitigating risk and loss to the Company

        Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and private equity risk, among others. Our framework to manage risk, including the framework's underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event.

        Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud

        Since November 2008, all of our issued and outstanding shares of common stock have been owned by MUFG through its wholly owned subsidiary BTMU. As such, we would have been no longer required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 (the Exchange Act); however, we have elected to voluntarily register our common stock under the Exchange Act and for so long as we maintain that registration in effect we will be required to continue to file such periodic reports with the SEC in accordance with a reduced disclosure format permitted for certain wholly owned subsidiaries.

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

        Our financial results depend on management's selection of accounting methods and certain assumptions and estimates

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles (U.S. GAAP) and reflect management's judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

        Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, acquired loans, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        Union Bank's headquarters is located at 400 California Street, in San Francisco, California. The Company owns approximately 276,000 square feet of space at this location. The Company also owns or leases significant administrative or operational facilities in the Los Angeles, San Francisco, and San Diego areas, with total square footage of approximately 1.9 million square feet. In total, the Company owns or leases approximately 5.7 million square feet of space across all of its locations, which includes its branch network. For additional information regarding leases and rental payments, see Note 6 to our Consolidated Financial Statements included in this Form 10-K.

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

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On November 4, 2008, we became a wholly owned subsidiary of BTMU and our common stock was delisted from the New York Stock Exchange. All of our issued and outstanding shares of common stock are now held by BTMU, and there is presently no established public trading market for our common stock.

ITEM 6.   SELECTED FINANCIAL DATA

        See pages 45 through 46 of this Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See pages 47 through 89 of this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See pages 70 through 74 of this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages 90 through 178 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.   CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2013. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 174. The Report of Independent Registered Public Accounting Firm is presented on page 176. During the quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        The following is a description of the fees billed to UnionBanCal by Deloitte & Touche LLP for 2013 and 2012. All fees were approved by our Audit & Finance Committee of the Board of Directors (Audit & Finance Committee).

(Dollars in thousands)	2013	2012
Audit Fees(1)	$6,877	$5,920
Audit-Related Fees(2)	1,666	1,360
Tax Fees(3)	1,006	651
All Other Fees(4)	2	9

Total	$9,551	$7,940

(1)
Audit fees relate to services rendered in connection with the annual audit of UnionBanCal's consolidated financial statements, quarterly reviews of financial statements included in UnionBanCal's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of UnionBanCal's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2013 and 2012, additional costs for new acquisitions were incurred.

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of UnionBanCal's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors reports and audits of employee benefit plans. For 2013 and 2012, additional costs relating to Basel II were incurred. Fees associated with Basel II, which totaled $344 thousand and $432 thousand for 2013 and 2012, respectively, were reimbursed by BTMU.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2013 and 2012 were $272 thousand and $84 thousand, respectively. For 2013 and 2012, fees related to tax advice and planning were $734 thousand and $567 thousand, respectively. For 2013 and 2012, this included tax advisory services on acquisitions and State of California matters.

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

  •
  the pre-approval may not result in a delegation of the Audit & Finance Committee's responsibilities to the management of UnionBanCal; and

  •
  the pre-approved services must be commenced within twelve months of the Audit & Finance Committee's pre-approval decision.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth on pages 90 through 177 of this Form 10-K. (See table of contents on page 44).

(a)(2) Financial Statement Schedules

        All schedules to our Consolidated Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in our Consolidated Financial Statements or accompanying notes.

(a)(3) Exhibits

        A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.

UnionBanCal Corporation and Subsidiaries

UnionBanCal Corporation and Subsidiaries
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions)	2013(1)	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)
Results of operations:
Net interest income	$2,716	$2,602	$2,441	$2,428	$2,250
Noninterest income	876	818	827	902	719

Total revenue	3,592	3,420	3,268	3,330	2,969
Noninterest expense	2,793	2,566	2,415	2,372	2,088

Pre-tax, pre-provision income(3)	799	854	853	958	881
(Reversal of) provision for loan losses	(45)	25	(202)	182	1,114

Income (loss) before income taxes and including noncontrolling interests	844	829	1,055	776	(233)
Income tax expense (benefit)	195	220	308	232	(164)

Net income (loss) including noncontrolling interests	649	609	747	544	(69)
Deduct: Net loss from noncontrolling interests	18	19	15	19	—

Net income (loss) attributable to UnionBanCal Corporation (UNBC)	$667	$628	$762	$563	$(69)

Balance sheet (period average):
Total assets	$100,355	89,716	82,435	83,176	$73,766
Total securities	22,552	23,216	21,001	22,664	12,026
Total loans held for investment	64,638	55,407	49,939	47,687	48,990
Earning assets	90,797	80,761	73,610	75,028	66,531
Total deposits	76,714	65,743	60,066	65,604	56,595
UNBC stockholder's equity	12,499	12,075	10,726	9,780	7,855
Performance ratios:
Return on average assets	0.66%	0.70%	0.92%	0.68%	(0.09)%
Return on average UNBC stockholder's equity:	5.33	5.21	7.11	5.76	(0.88)
Efficiency ratio(4)	77.74	75.03	73.88	71.25	70.33
Adjusted efficiency ratio(5)	67.85	68.45	66.83	64.09	61.82
Net interest margin(6)	3.01	3.24	3.33	3.25	3.40
Net loans charged off to average total loans held for investment	0.05	0.24	0.47	0.77	1.02
Net loans charged off to average total loans held for investment, excluding purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(13)	0.06	0.23	0.48	0.79	1.02

	As of December 31,
	2013(1)	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)
Balance sheet (end of period):
Total assets	$105,894	$97,008	$89,696	$79,107	$85,601
Total securities	22,326	22,455	24,106	22,114	23,787
Total loans held for investment	68,312	60,034	53,540	48,094	47,220
Nonperforming assets	499	616	782	1,142	1,350
Core deposits(7)	69,155	63,769	52,840	50,100	56,592
Total deposits	80,101	74,304	64,468	59,977	68,524
Long-term debt	6,547	5,622	6,684	5,598	4,226
UNBC stockholder's equity	14,215	12,461	11,533	10,112	9,576
Capital ratios:
Tier 1 risk-based capital ratio(8)	12.41%	11.91%	13.82%	12.44%	11.82%
Total risk-based capital ratio(8)	14.61	13.34	15.98	15.01	14.54
Tier 1 leverage ratio	11.27	11.18	11.44	10.34	9.45
Tier 1 common capital ratio(8)(9)	12.34	11.83	13.82	12.42	11.80
Tangible common equity ratio(10)	10.54	9.89	10.17	9.65	8.28
Credit ratios:
Allowance for loan losses to total loans held for investment(11)	0.83	1.09	1.43	2.48	2.87
Allowance for loan losses to nonaccrual loans(11)	128.42	129.47	119.58	123.40	103.03
Allowance for credit losses to total loans held for investment(12)	1.02	1.28	1.68	2.81	3.25
Allowance for credit losses to nonaccrual loans(12)	158.30	152.67	140.46	140.23	116.42
Nonperforming assets to total loans held for investment and OREO	0.74	1.02	1.46	2.37	2.86
Nonperforming assets to total assets	0.48	0.63	0.87	1.44	1.58
Nonaccrual loans to total loans held for investment	0.65	0.84	1.19	2.01	2.79
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(13):
Allowance for loan losses to total loans held for investment(11)	0.84	1.11	1.42	2.50	2.87
Allowance for loan losses to nonaccrual loans(11)	132.82	137.40	126.26	137.32	103.03
Allowance for credit losses to total loans held for investment(12)	1.04	1.31	1.67	2.85	3.25
Allowance for credit losses to nonaccrual loans(12)	163.78	162.05	148.80	156.44	116.42
Nonperforming assets to total loans held for investment and OREO	0.66	0.88	1.17	1.91	2.86
Nonperforming assets to total assets	0.43	0.54	0.70	1.15	1.58
Nonaccrual loans to total loans held for investment	0.63	0.81	1.12	1.82	2.79

(1)
In 2008, Mitsubishi UFJ Financial Group, Inc. (MUFG), through its wholly owned subsidiary, The Bank of Tokyo—Mitsubishi UFJ, Ltd. (BTMU), acquired all of the outstanding shares of UnionBanCal Corporation (the Company) common stock (the privatization transaction). The Company estimated and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. Goodwill and other intangible assets were also recorded as part of the transaction. Accordingly, the Company's financial information reflects the impact of these fair value adjustments.

(2)
During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposits. The Company concluded that these errors were not material to the periods in which the corrections were made. For additional information, refer to Note 2 of Notes to Consolidated Financial Statements in this Form 10-K.

(3)
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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on unfunded credit commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities (VIEs), merger costs related to acquisitions, certain costs related to productivity initiatives, debt termination fees from balance sheet repositioning and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of privatization, gains from productivity initiatives related to the sale of certain business units and premises, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Noninterest Income and Noninterest Expense" in this Form 10-K for further information.

(6)
Net interest margin is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(7)
Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(8)
Effective September 30, 2013, the Company updated the methodologies applied to the calculation of its regulatory capital ratios as the result of recent regulatory correspondence, which clarified the treatment of certain off-balance sheet credit exposures included in risk-weighted assets. The Company applied the new methodology on a retrospective basis. As a result, the Tier 1 risk-based capital ratio decreased from 12.44 percent to 11.91 percent, the Total risk-based capital ratio decreased from 13.93 percent to 13.34 percent, and the Tier 1 common capital ratio decreased from 12.35 percent to 11.83 percent at December 31, 2012.

(9)
The Tier 1 common capital ratio is the ratio of Tier 1 capital, less qualifying trust preferred securities, if any, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Capital Management" in this Form 10-K for further information.

(10)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Capital Management" in this Form 10-K for further information.

(11)
The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(12)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.

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

UnionBanCal Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements, which include expectations for our operations and business, and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our expectations. Please also refer to "Note Regarding Forward-Looking Statements" and Part I, Item 1A "Risk Factors" for a discussion of some factors that may cause results to differ from our expectations.

        The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2013, 2012 and 2011 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-K, the term "UnionBanCal" and terms such as "the Company," "we," "us" and "our" refer to UnionBanCal Corporation, one or more of their consolidated subsidiaries, or to all of them together.

Introduction

        We are a California-based financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank or Union Bank). We are a wholly owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) which is a wholly owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG). BTMU's global network includes the BTMU Headquarters for the Americas (BTMU HQA), which oversees the branches and certain subsidiaries of BTMU's operations in the Americas.

        We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. We had consolidated assets of $105.9 billion at December 31, 2013.

        References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.

        In November 2013, we completed the acquisition of First Bank Association Bank Services, a unit of First Bank, which provides a full range of banking services to homeowners associations and community management companies. We acquired approximately $570 million in deposits in this transaction.

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

        In December 2012, we completed the purchase of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. Upon completion of the transaction, we acquired $3.8 billion in loans held for investment and $4.7 billion in deposits.

        In October 2012, we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits.

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2013 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest received from loans, investment securities and other interest-earning assets, less interest paid on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees and merchant banking fees. In 2013, revenue was comprised of 76 percent net interest income and 24 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

  Performance Highlights

        Net income attributable to UnionBanCal was $667 million in 2013, compared with $628 million in 2012. The increase was due to improved credit quality in the loan portfolio, largely offset by lower pre-tax, pre-provision income.

        The provision for loan losses was a benefit of $45 million in 2013, compared with a provision of $25 million in 2012, reflecting a continuing trend of credit quality improvement. The ratio of nonaccrual loans to total loans held for investment was 0.65 percent at December 31, 2013, compared with 0.84 percent at December 31, 2012 and 1.19 percent at December 31, 2011. Net loans charged off as a percentage of average total loans held for investment improved to 0.05 percent in 2013, compared with 0.24 percent in 2012 and 0.47 percent in 2011.

        Pre-tax pre-provision income totaled $799 million in 2013, compared with $854 million in 2012, reflecting an $81 million increase in merger and acquisition costs during 2013. Total revenue increased to $3,592 million in 2013, up $172 million from 2012, reflecting growth in net interest income and noninterest income. Net interest income totaled $2,716 million in 2013, an increase of $114 million from 2012, primarily due to loan growth that was partially offset by a 23 basis point decline in the net interest margin. After declining 20 basis points in the first quarter of 2013, the margin stabilized during the final three quarters of the year. Noninterest income in 2013 increased by $58 million from 2012, largely reflecting higher securities gains associated with portfolio rebalancing activities. In addition to the growth in merger and acquisition costs, noninterest expense increased $146 million in 2013, largely reflecting higher ongoing operating expenses from the PCBC acquisition.

  Capital Ratios

        Our capital ratios continued to exceed the regulatory thresholds for "well-capitalized" bank holding companies. The Basel I Tier 1 and Total risk-based capital ratios were 12.41 percent and 14.61 percent at December 31, 2013, compared with 11.91 percent and 13.34 percent at December 31, 2012. The Company's capital ratios were bolstered by a $1.2 billion common equity contribution from BTMU in the fourth quarter of 2013.

  Business Integration Initiative

        Previously, we announced the formation of BTMU Americas Holdings, an operating management structure, to oversee all BTMU operations in the Americas region, including the Company. An integrated executive committee for this management structure was appointed and is being chaired by our Chief Executive Officer, who also serves as the BTMU Chief Executive Officer for the Americas. The committee also includes other senior officers of BTMU HQA and the Company. The Company adopted a new internal management structure and revised the composition of its reportable segments in the fourth quarter of 2013 to reflect the new structure.

        Most recently, in February 2014, the respective Boards and management bodies of UnionBanCal and Union Bank, as well as their direct and indirect parent entities, BTMU and MUFG, approved the further integration of BTMU's and the Company's management and operations in the Americas. Effective July 1, 2014, subject to regulatory review, UnionBanCal and Union Bank will be renamed "MUFG Americas Holdings Corporation" and "MUFG Union Bank, N.A.," respectively. MUFG Americas Holdings Corporation, managed by the integrated executive committee, will oversee BTMU's Americas region, replacing the previous role of BTMU Americas Holdings. MUFG Union Bank, N.A., the principal subsidiary of MUFG Americas Holdings Corporation, will be the primary operating entity of BTMU in the U.S. The U.S. employees of BTMU will become employees of MUFG Union Bank, N.A.

        MUFG Union Bank, N.A. will service Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking and Transaction Banking customers through the Union Bank brand. MUFG Union Bank, N.A.'s leadership will be bi-coastal with Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking leaders remaining on the West Coast. Corporate Banking and Investment Banking & Markets leaders will be based in New York City. The corporate headquarters (principal executive office) for MUFG Union Bank, N.A. and MUFG Americas Holdings Corporation will be in New York City. MUFG Union Bank, N.A.'s main banking office will remain in San Francisco.

        BTMU's New York, Chicago and Los Angeles branches will continue to record transactions and maintain customer relationships supported by the consolidated workforce at MUFG Union Bank, N.A. The BTMU branches will also retain their functions and current roles in the foreign exchange and settlement businesses, and continue to provide services to Japanese customers. The operation of businesses in the Americas located outside of the U.S. (in Latin America and Canada) will remain unchanged.

        As the business integration does not involve a legal entity combination, but rather is an integration of personnel, certain operations and management, the integration is not expected to have a significant impact on MUFG Union Bank, N.A.'s capital ratios in the near term. The impacts on the balance sheet and earnings of MUFG Americas Holdings Corporation and MUFG Union Bank N.A. are also not expected to be significant in the near term.

        Through this business integration, MUFG, BTMU, UnionBanCal and Union Bank aim to deliver enhanced products and services, strengthened U.S. dollar funding capabilities, and an advanced governance and risk management structure, which will also help the integrated company comply with the Federal Reserve's recently released enhanced prudential standards for foreign banking organizations operating in the U.S. For additional information, see "Supervision and Regulation—Principal Federal Banking Laws—Dodd-Frank Act" in Part I, Item 1 of this Form 10-K.

Financial Performance

  Net Interest Income

        The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2013			December 31, 2012			December 31, 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment:(2)
Commercial and industrial	$22,294	$750	3.36%	$20,196	$718	3.55%	$16,598	$602	3.63%
Commercial mortgage	11,928	453	3.80	8,357	338	4.05	7,858	334	4.25
Construction	787	29	3.74	712	30	4.15	1,084	44	4.04
Lease financing	1,018	36	3.57	1,001	43	4.30	830	38	4.60
Residential mortgage	23,903	898	3.76	20,778	874	4.21	18,562	885	4.77
Home equity and other consumer loans	3,447	135	3.92	3,602	138	3.83	3,771	158	4.20

Loans, before purchased credit-impaired loans	63,377	2,301	3.63	54,646	2,141	3.92	48,703	2,061	4.23
Purchased credit-impaired loans	1,261	341	27.03	761	304	39.92	1,236	201	16.29

Total loans held for investment	64,638	2,642	4.09	55,407	2,445	4.41	49,939	2,262	4.53
Securities	22,552	483	2.14	23,216	534	2.30	21,001	539	2.57
Interest bearing deposits in banks	3,067	8	0.25	1,756	4	0.26	2,373	7	0.25
Federal funds sold and securities purchased under resale agreements	133	—	0.15	67	—	0.21	72	—	0.12
Trading account assets	163	3	1.62	173	1	0.52	149	1	0.80
Other earning assets	244	2	0.91	142	—	0.25	76	—	0.73

Total earning assets	90,797	3,138	3.46	80,761	2,984	3.70	73,610	2,809	3.82

Allowance for loan losses	(636)			(701)			(933)
Cash and due from banks	1,405			1,318			1,263
Premises and equipment, net	695			660			689
Other assets	8,094			7,678			7,806

Total assets	$100,355			$89,716			$82,435

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$33,904	$114	0.34	$26,696	$61	0.23	$24,434	$57	0.23
Savings	5,682	7	0.13	5,312	8	0.15	5,226	12	0.23
Time	12,115	127	1.04	12,368	145	1.17	11,994	135	1.12

Total interest bearing deposits	51,701	248	0.48	44,376	214	0.48	41,654	204	0.49

Commercial paper and other short-term borrowings(3)	2,751	5	0.20	3,256	9	0.27	2,663	6	0.23
Long-term debt	5,998	154	2.56	5,820	147	2.53	6,578	149	2.27

Total borrowed funds	8,749	159	1.82	9,076	156	1.72	9,241	155	1.68

Total interest bearing liabilities	60,450	407	0.67	53,452	370	0.69	50,895	359	0.70

Noninterest bearing deposits	25,013			21,367			18,412
Other liabilities	2,128			2,562			2,133

Total liabilities	87,591			77,381			71,440
Equity
UNBC Stockholder's equity	12,499			12,075			10,726
Noncontrolling interests	265			260			269

Total equity	12,764			12,335			10,995

Total liabilities and equity	$100,355			$89,716			$82,435

Net interest income/spread
(taxable-equivalent basis)		2,731	2.79%		2,614	3.01%		2,450	3.12%
Impact of noninterest bearing deposits			0.19			0.19			0.18
Impact of other noninterest bearing sources			0.03			0.04			0.03
Net interest margin			3.01			3.24			3.33
Less: taxable-equivalent adjustment		15			12			9

Net interest income		$2,716			$2,602			$2,441

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)
Includes interest bearing trading liabilities.

        Net interest income in 2013 increased $114 million, or 4 percent, compared with 2012. The increase was primarily due to growth in total loans which was partially offset by a lower net interest margin. Average total loans increased $9.2 billion in 2013 compared to 2012 due to acquisitions and organic growth. The net interest margin for 2013 decreased 23 basis points to 3.01 percent, primarily due to yields in the loan portfolio repricing downward in the current low rate environment, as well as a decrease in yields on securities and an increase in the balance of lower yielding interest bearing deposits in banks.

  Analysis of Changes in Net Interest Income

        The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2013, 2012 and 2011. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $54 million, $79 million and $90 million for the years ended 2013, 2012 and 2011, respectively, are included in this table.

	For the Years Ended December 31,
	2013 versus 2012			2012 versus 2011
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income
Loans held for investment:
Commercial and industrial	$72	$(40)	$32	$128	$(12)	$116
Commercial mortgage	137	(22)	115	21	(17)	4
Construction	3	(4)	(1)	(15)	1	(14)
Lease financing	1	(8)	(7)	7	(2)	5
Residential mortgage	123	(99)	24	99	(110)	(11)
Home equity and other consumer loans	(6)	3	(3)	(7)	(13)	(20)

Loans, before purchased credit-impaired loans	330	(170)	160	233	(153)	80
Purchased credit-impaired loans	156	(119)	37	(101)	204	103

Total loans held for investment	486	(289)	197	132	51	183
Securities	(15)	(36)	(51)	54	(59)	(5)
Interest bearing deposits in banks	3	1	4	(2)	(1)	(3)
Federal funds sold and securities
purchased under resale agreements	—	—	—	—	—	—
Trading account assets	—	2	2	—	—	—
Other earning assets	—	2	2	—	—	—

Total earning assets	474	(320)	154	184	(9)	175

Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	19	34	53	5	(1)	4
Savings	1	(2)	(1)	—	(4)	(4)
Time	(3)	(15)	(18)	4	6	10

Total interest bearing deposits	17	17	34	9	1	10

Commercial paper and other short-term borrowings	(1)	(3)	(4)	1	2	3
Long-term debt	5	2	7	(18)	16	(2)

Total borrowed funds	4	(1)	3	(17)	18	1

Total interest bearing liabilities	21	16	37	(8)	19	11

Changes in net interest income	$453	$(336)	$117	$192	$(28)	$164

  Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the years ended December 31, 2013, 2012 and 2011.

  Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2013 versus 2012		2012 versus 2011
(Dollars in millions)	2013	2012	2011	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$209	$209	$206	$—	—%	$3	1%
Trust and investment management fees	135	119	132	16	13	(13)	(10)
Trading account activities	61	101	97	(40)	(40)	4	4
Securities gains, net	178	108	58	70	65	50	86
Merchant banking fees	93	89	97	4	4	(8)	(8)
Credit facility fees	111	105	94	6	6	11	12
Brokerage commissions and fees	46	39	39	7	18	—	—
Other investment income	33	44	35	(11)	(25)	9	26
Card processing fees, net	34	32	59	2	6	(27)	(46)
Other	(24)	(28)	10	4	14	(38)	(380)

Total noninterest income	$876	$818	$827	$58	7%	$(9)	(1)%

        Securities gains, net increased due to higher gains on the sale of securities related to our securities portfolio rebalancing activities in 2013. Trust and investment management fees increased primarily due to higher fees on assets under management. Partially offsetting the increases were decreases in trading account activities and other investment income. Trading account activities decreased due to lower fees received in 2013 resulting from decreased customer activity due to the low interest-rate environment throughout the year. Other investment income decreased due to a gain on the sale of an investment in 2012.

  Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2013 versus 2012		2012 versus 2011
(Dollars in millions)	2013	2012	2011	Amount	Percent	Amount	Percent
Salaries and other compensation	$1,267	$1,134	$1,115	$133	12%	$19	2%
Employee benefits	364	345	270	19	6	75	28

Salaries and employee benefits	1,631	1,479	1,385	152	10	94	7
Net occupancy and equipment	306	267	267	39	15	—	—
Professional and outside services	250	228	209	22	10	19	9
Intangible asset amortization	65	81	106	(16)	(20)	(25)	(24)
Software	83	70	66	13	18	4	6
Regulatory assessments	74	65	69	9	14	(4)	(6)
Low income housing credit investment amortization	76	63	69	13	21	(6)	(9)
Advertising and public relations	61	57	45	4	7	12	27
Communications	45	39	42	6	15	(3)	(7)
Data processing	36	36	39	—	—	(3)	(8)
(Reversal of) provision for losses on unfunded credit commitments	16	(17)	(29)	33	194	12	41
Other	150	198	147	(48)	(24)	51	35

Total noninterest expense	$2,793	$2,566	$2,415	$227	9%	$151	6%

        Salaries and employee benefits increased primarily due to increased staff expenses as a result of acquisitions and severance and retention benefits associated with our acquisition of PCBC. Net occupancy and equipment and professional and outside services expenses increased due to acquisitions. The increase in noninterest expense was partially offset by a decrease in other noninterest expense, which decreased due to the change in the fair value of the FDIC clawback liability during 2013 compared to the change during 2012. During 2012, the fair value of the FDIC clawback liability increased due to the improved performance of our FDIC covered loans, whereas during 2013, the FDIC clawback liability was relatively stable.

        Noninterest expense in 2013 included $51 million of productivity initiative costs, which were primarily comprised of salaries and benefits and consulting fees (reported within professional and outside services), associated with operational efficiency enhancements.

        The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units and premises. The following table shows the calculation of this ratio for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Noninterest Expense	$2,793	$2,566	$2,415
Less: Foreclosed asset expense and other credit costs	(4)	8	12
Less: (Reversal of) provision for losses on unfunded credit commitments	16	(17)	(29)
Less: Productivity initiative costs	51	37	56
Less: Low income housing credit (LIHC) investment amortization expense	76	63	69
Less: Expenses of the LIHC consolidated variable interest entities (VIEs)	29	31	24
Less: Merger costs related to acquisitions	134	53	24
Less: Net adjustments related to privatization transaction	55	81	109
Less: Debt termination fees from balance sheet repositioning	—	30	—
Less: Intangible asset amortization	13	—	—

Net noninterest expense, as adjusted (a)	$2,423	$2,280	$2,150

Total Revenue	$3,592	$3,420	$3,268
Add: Net interest income taxable-equivalent adjustment	15	12	9
Less: Productivity initiative gains	17	23	—
Less: Accretion related to privatization-related fair value adjustments	24	78	62
Less: Other credit costs	(5)	—	—

Total revenue, as adjusted (b)	$3,571	$3,331	$3,215

Adjusted efficiency ratio (a)/(b)	67.85%	68.45%	66.83%

  Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Income before income taxes and including noncontrolling interests	$844	$829	$1,055
Income tax expense	195	220	308
Effective tax rate	23%	27%	29%

        The income tax expense and effective tax rate include both federal and state income taxes. In 2013, income tax expense was $195 million with an effective tax rate of 23 percent, compared with an expense of $220 million and a rate of 27 percent in 2012. The lower 2013 income tax expense was primarily driven by an increase in low-income housing and alternative energy income tax credits compared to 2012 and 2011.

        For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 18 to our Consolidated Financial Statements included in this Form 10-K.

  Comparison of 2012 to 2011

        Net income for 2012 was $628 million, compared with $762 million in 2011. The decrease of $134 million was primarily due to a provision for loan losses in 2012 of $25 million compared with a benefit of $202 million in 2011, as well as a slight decrease in pre-tax, pre-provision income. The provision for loan losses reflected growth in our loan portfolio along with a continuing, but moderating, pace of credit quality improvement for our loan portfolio throughout 2012. Pre-tax, pre-provision income totaled $854 million in 2012 compared with $853 million in 2011.

        Net interest income increased $161 million to $2.6 billion in 2012 from $2.4 billion in 2011, primarily reflecting growth in the loan portfolio and securities, which were partially offset by lower yields. Average total loans, before purchased credit-impaired loans, and securities increased $5.9 billion and $2.2 billion, respectively, in 2012 compared to 2011. The increases were partially offset by compression in the net interest margin, which decreased nine basis points to 3.24 percent, primarily due to declining yields on loans, before purchased credit-impaired loans, and securities.

        Noninterest income decreased $9 million to $818 million in 2012 from $827 million in 2011. Securities gains, net increased due to higher gains on the sale of securities related to our securities portfolio rebalancing activities in 2012. Card processing fees declined primarily due to lower debit card interchange rates resulting from final Federal Reserve rules implementing the Durbin Amendment to the Dodd-Frank Act, which became effective in the fourth quarter of 2011. Other noninterest income decreased primarily due to an increase in the amortization rate on the FDIC indemnification asset, resulting from improved credit performance on our FDIC covered loans.

        Noninterest expense increased $151 million to $2.6 billion in 2012 from $2.4 billion in 2011. Salaries and employee benefits increased primarily due to higher pension costs and severance and retention benefits associated with our acquisition of PCBC. Professional and outside services expense increased primarily due to the PCBC acquisition and various regulatory and compliance projects, including costs associated with the Company's annual filing of its capital plan with the Federal Reserve. Other noninterest expense increased primarily due to prepayment fees from the early extinguishment of wholesale borrowings related to our securities portfolio rebalancing actions and the improved performance of our FDIC covered loans, which had the effect of increasing the fair value of the FDIC clawback liability.

Balance Sheet Analysis

  Securities

        Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of residential mortgage-backed securities and commercial mortgage-backed securities (CMBS), collateralized loan obligations (CLOs) and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. government and government-sponsored agency residential and CMBS and cash flow CLOs. A cash flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans, unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral.

        The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our Consolidated Financial Statements included in this Form 10-K.

        The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2013. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Securities Available for Sale

	December 31, 2013
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	2.08%	$—	—%	$—	—%	$—	—%	$73	2.08%
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2	4.30	42	2.52	611	1.88	8,539	2.18	9,194	2.17
Privately issued	—	—	—	—	5	3.53	215	3.80	220	3.79
Commercial mortgage-backed securities	—	—	1	1.03	37	2.82	1,909	3.56	1,947	3.55
Collateralized loan obligations	—	—	335	0.99	534	1.28	1,801	1.67	2,670	1.50
Asset-backed and other	—	—	26	1.73	8	6.85	—	—	34	2.87

Total Asset Liability Management securities	75	2.14	404	1.20	1,195	1.68	12,464	2.35	14,138	2.26
Other debt securities:
Direct bank purchase bonds	148	1.84	291	1.21	1,030	1.47	499	3.62	1,968	2.01
Other	—	—	22	5.56	15	7.97	44	5.00	81	5.70
Equity securities	—	—	—	—	—	—	—	—	7	—

Total securities available for sale	$223	1.94%	$717	1.34%	$2,240	1.62%	$13,007	2.41%	$16,194	2.24%

Securities Held to Maturity

	December 31, 2013
	Maturities
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agency and government sponsored agencies—residential mortgage backed securities	$4	4.97	—	—	$5,061	2.41	$5,065	2.41
Commercial mortgage-backed securities	—	—	906	2.16	700	1.96	1,606	2.07

Total securities held to maturity	$4	4.97%	$906	2.16%	$5,761	2.35%	$6,671	2.33%

        Our securities portfolio at December 31, 2013 included Asset Liability Management (ALM) securities with a fair value of $20.2 billion. These securities have an expected weighted average life of 5.2 years at December 31, 2013.

  Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type for 2009 through 2013.

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Loans held for investment:
Commercial and industrial	$23,528	$20,827	$19,226	$15,162	$15,258
Commercial mortgage	13,092	9,939	8,175	7,816	8,246
Construction	905	627	870	1,460	2,429
Lease financing	854	1,104	965	757	654

Total commercial portfolio	38,379	32,497	29,236	25,195	26,587

Residential mortgage	25,547	22,705	19,625	17,531	16,716
Home equity and other consumer loans	3,280	3,647	3,730	3,858	3,917

Total consumer portfolio	28,827	26,352	23,355	21,389	20,633

Total loans held for investment, before purchased credit-impaired loans	67,206	58,849	52,591	46,584	47,220
Purchased credit-impaired loans	1,106	1,185	949	1,510	—

Total loans held for investment	$68,312	$60,034	$53,540	$48,094	$47,220

        Loans held for investment increased $21.1 billion from December 31, 2009 to December 31, 2013. This increase was primarily due to organic loan growth in the commercial and industrial, commercial mortgage, and residential mortgage portfolios. The remaining increase was due to the acquisition of $2.0 billion in loans from Tamalpais and Frontier Banks in 2010, $3.8 billion in loans from PCBC in 2012, and $3.5 billion in loans from PB Capital in 2013.

  Loan Maturities

        The following table presents our loans held for investment by contractual maturity.

	December 31, 2013
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment:
Commercial and industrial	$8,470	$12,384	$2,674	$23,528
Commercial mortgage	1,097	5,040	6,955	13,092
Construction	412	458	35	905
Lease financing	11	17	826	854

Total commercial portfolio	9,990	17,899	10,490	38,379

Residential mortgage	1	64	25,482	25,547
Home equity and other consumer loans	302	887	2,091	3,280

Total consumer portfolio	303	951	27,573	28,827

Total loans held for investment, before purchased credit-impaired loans	10,293	18,850	38,063	67,206
Purchased credit-impaired loans	389	406	311	1,106

Total loans held for investment	$10,682	$19,256	$38,374	$68,312

Total fixed rate loans held for investment due after one year				$12,299
Total variable rate loans held for investment due after one year				45,331

Total loans held for investment due after one year				$57,630

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.4 billion and $1.5 billion, as of December 31, 2013 and 2012, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

        As of December 31, 2013, our sovereign and non-sovereign debt exposure to European countries experiencing significant economic and fiscal difficulties was not material.

  Deposits

        The table below presents our deposits as of December 31, 2013 and 2012.

			Increase (Decrease)
	December 31, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Interest checking	$3,978	$5,178	$(1,200)	(23)%
Money market	32,639	25,169	7,470	30

Total interest bearing transaction and money market accounts	36,617	30,347	6,270	21
Savings	5,495	5,853	(358)	(6)
Time	11,494	12,626	(1,132)	(9)

Total interest bearing deposits	53,606	48,826	4,780	10
Noninterest bearing deposits	26,495	25,478	1,017	4

Total deposits	$80,101	$74,304	$5,797	8%

Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$3,109	$2,474	$635	26%
Time	3,384	3,008	376	13

Total brokered deposits	$6,493	$5,482	$1,011	18%

Core Deposits:
Total deposits	$80,101	$74,304	$5,797	8%
Less: Total brokered deposits	6,493	5,482	1,011	18
Less: Total foreign deposits and nonbrokered domestic time deposits of over $250,000	4,453	5,053	(600)	(12)

Total core deposits	$69,155	$63,769	$5,386	8%

        Total deposits and core deposits increased $5.8 billion and $5.4 billion, respectively, from December 31, 2012 to December 31, 2013, primarily due to organic retail deposit growth and acquisitions. Core deposits as a percentage of total deposits were 86 percent at December 31, 2013 and 2012.

        The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2013
Three months or less	$2,746
Over three months through six months	1,295
Over six months through twelve months	1,205
Over twelve months	3,428

Total domestic time deposits of $100,000 and over	$8,674

        We offer certificates of deposit and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are held by customers, both public and private, who have conducted business with us for an extended period. Non-U.S. time deposits were $0.8 billion and $0.7 billion at December 31, 2013 and 2012, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.

 Capital Management

  Capital Adequacy and Capital Management

        A strong capital position is essential to the Company's business strategy. The Company has established a Capital Management Policy, which sets forth, among other things, the principles and guidelines used for capital planning, issuance, usage and distributions, including internal capital goals; the quantitative and qualitative guidelines for dividends and stock repurchases; and the strategies for addressing potential capital shortfalls. The Capital Management Policy sets forth the enterprise-wide capital objectives, which include requirements to maintain capital adequate for the Company's material risks, to maintain target solvency, to provide for effective support of organic growth, and to consider the quality and efficiency of various capital forms while maintaining a strong capital position. Capital is generated principally from the retention of earnings and from capital contributions received from BTMU.

  Regulatory Capital

        Both the Company and Union Bank are subject to various regulations of the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios.

        The Company timely filed its annual capital plan under the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) program in January 2014. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2014 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In March 2014, the Company will disclose a summary of its results in accordance with regulatory requirements. As part of the 2014 CCAR process, the Federal Reserve will also generate a supervisory stress test using the information provided by the Company to estimate performance and advise us as to whether it objects to any of our proposed capital actions. The Federal Reserve will publish its supervisory stress test results and the related CCAR results taking into account the Company's proposed capital actions.

        The Company and Union Bank are required to maintain minimum capital ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets (the Tier 1 leverage ratio). As of December 31, 2013, management believes the capital ratios of the Company and Union Bank met all regulatory requirements of "well-capitalized" institutions. The following table summarizes the Company's risk-based capital, risk-weighted assets, and risk-based capital ratios. As discussed below under Regulatory

Capital Changes, the Company's and Union Bank's regulatory capital requirements have changed effective January 1, 2014.

(Dollars in millions)	December 31, 2013	December 31, 2012	Minimum Regulatory Requirement
Capital Components
Tier 1 capital	$11,471	$9,864
Tier 2 capital	2,028	1,184

Total risk-based capital	$13,499	$11,048

Risk-weighted assets	$92,410	$82,847

Quarterly average assets	$101,813	$88,265

Capital Ratios
Tier 1 risk-based capital	12.41%	11.91%	4.00%
Total risk-based capital	14.61	13.34	8.00
Tier 1 leverage(1)	11.27	11.18	4.00

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

        During the fourth quarter of 2013, the Company received a $1.2 billion common equity contribution from BTMU and also issued $300 million of subordinated debt to BTMU. During the second quarter of 2013, Union Bank issued $750 million of subordinated debt to BTMU. The subordinated debt qualifies as Tier 2 capital. Tier 1 and Tier 2 capital increased during 2013 primarily as a result of the BTMU common equity contribution and subordinated debt issuances.

        The Company and Union Bank interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of the capital ratios. Effective September 30, 2013, the Company updated the methodologies applied to the calculation of its regulatory capital ratios as the result of recent regulatory correspondence, which clarified the treatment of certain off-balance sheet credit exposures included in risk-weighted assets. The Company applied the new methodology beginning with the Company's December 31, 2012 capital ratios. As a result, the Tier 1 risk-based capital ratio decreased from 12.44 percent to 11.91 percent, the Total risk-based capital ratio decreased from 13.93 percent to 13.34 percent, and the Tier 1 common capital ratio decreased from 12.35 percent to 11.83 percent at December 31, 2012. The methodologies applied to the computation of Union Bank's capital ratios were not affected.

        In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at December 31, 2013. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

        The following table summarizes the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of December 31, 2013 and 2012:

			Increase (Decrease)
	December 31, 2013	December 31, 2012
(Dollars in millions)			Amount	Percent
Total UNBC stockholder's equity	$14,215	$12,461	$1,754	14%
Less: Goodwill	(3,228)	(2,942)	(286)	(10)
Less: Intangible assets, except mortgage servicing rights (MSRs)	(288)	(373)	85	23
Less: Deferred tax liabilities related to goodwill and intangible assets	105	129	(24)	(19)

Tangible common equity (a)	$10,804	$9,275	$1,529	16

Tier 1 capital, determined in accordance with regulatory requirements	$11,471	$9,864	$1,607	16
Less: Junior subordinated debt payable to trusts	(66)	(66)	—	—

Tier 1 common equity (b)	$11,405	$9,798	$1,607	16

Total assets	$105,894	$97,008	$8,886	9
Less: Goodwill	(3,228)	(2,942)	(286)	(10)
Less: Intangible assets, except MSRs	(288)	(373)	85	23
Less: Deferred tax liabilities related to goodwill and intangible assets	105	129	(24)	(19)

Tangible assets (c)	$102,483	$93,822	$8,661	9

Risk-weighted assets, determined in accordance with regulatory requirements (d)	$92,410	$82,847	$9,563	12%

Tangible common equity ratio (a)/(c)	10.54%	9.89%
Tier 1 common capital ratio (b)/(d)	12.34	11.83

  Regulatory Capital Changes

        In December 2010, the Basel Committee on Banking Supervision (BCBS) finalized a set of international guidelines for determining regulatory capital, commonly referred to as "Basel III." In July 2013, the U.S. Federal banking agencies issued final rules to implement the BCBS capital guidelines for U.S. banking organizations (U.S. Basel III). These rules replace the U.S. federal banking agencies' general risk-based capital rules (commonly known as "Basel I"), advanced approaches rules (commonly known as "Basel II") that are applicable to certain large banking organizations (including the Company), and leverage rules, and are subject to certain transition provisions. Among other requirements, the U.S. Basel III rules:

  •
  revise the definition of capital, increase minimum capital ratios, and introduce a minimum Common Equity Tier 1 capital ratio of 4.5 percent and a capital conservation buffer of 2.5 percent (for a total minimum Common Equity Tier 1 capital ratio of 7.0 percent) and a potential countercyclical buffer of up to 2.5 percent, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in financial institution systemic risk;

  •
  mandate a Tier 1 leverage ratio of 4 percent and introduce, for large and internationally active bank holding companies, a Tier 1 supplementary leverage ratio that is currently set at 3 percent and which incorporates off-balance sheet exposures;

  •
  revise Basel I rules for calculating risk-weighted assets under a standardized approach;

  •
  modify the existing Basel II advanced approaches rules for calculating risk-weighted assets under U.S. Basel III; and

  •
  eliminate, over a five-year phase-in period beginning in 2013, the accumulated other comprehensive income or loss exclusion that had applied under Basel I and Basel II rules.

        We are required to comply with the final U.S. Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. The U.S. Basel III capital rules are scheduled to be fully phased in by January 1, 2022. As the rules were only recently finalized, the interpretations and assumptions we use in estimating our calculations may change as we continue our review and interact with the federal banking agencies.

        Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have been approved by the Federal Reserve to use the advanced approaches methodology to determine applicable minimum risk-weighted capital ratios must use the higher of their risk-weighted assets as calculated under (i) the advanced approaches rules, and (ii) from January 1, 2014 to December 31, 2014, the general Basel I risk-based capital rules and, commencing on January 1, 2015 and thereafter, the risk weightings under the standardized approach. The Company expects the calculation of risk-weighted assets to be higher under the Basel I and standardized approach rules compared to the calculation of risk-weighted assets under the advanced approaches rules.

        The Company's fully phased-in Common Equity Tier 1 Capital ratio calculated under the standardized approach at December 31, 2013 was estimated to be 11.14 percent. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at December 31, 2013. The $1.2 billion BTMU common equity contribution will be treated as Common Equity Tier 1 capital under the U.S. Basel III rules.

        The following table summarizes the calculation of our Common Equity Tier 1 Capital to total risk-weighted assets ratio under U.S. Basel III as of December 31, 2013:

Common Equity Tier 1 Capital Under U.S. Basel III (Standardized Approach, Fully Phased-in Basis)(1) (Dollars in millions)	December 31, 2013 (Estimated)
Tier 1 capital, determined in accordance with Basel 1 regulatory requirements	$11,471
Junior subordinated debt payable to trusts	(66)

Basel I Tier 1 common equity	11,405

Adjustments from Basel I to U.S. Basel III:
Cumulative other comprehensive loss related to securities available for sale and pension and other benefits	(522)
Other	(95)

Total adjustments from Basel I to U.S. Basel III	(617)

Common Equity Tier 1 Capital estimated under U.S. Basel III (a)	$10,788

Risk-weighted assets, determined in accordance with Basel 1 regulatory requirements	$92,410
Adjustments from Basel I to U.S. Basel III	4,444

Total risk-weighted assets, estimated under U.S. Basel III(2) (b)	$96,854

Common Equity Tier 1 Capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach on a fully phased-in basis) (a)/(b)	11.14%

(1)
Common Equity Tier 1 Capital is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the fully phased-in U.S. Basel III rules were effective at December 31, 2013. Management reviews Common Equity Tier 1 Capital along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation from Tier 1 capital determined in accordance with Basel I regulatory requirements, because of current interest in such information on the part of market participants.

(2)
The final U.S. Basel III capital rules provide for two capital frameworks: the "standardized" approach intended to replace Basel I, and the "advanced" approaches applicable to the Company and other institutions as originally defined under Basel II. Under the final rules, we will be subject to the lower of our Common Equity Tier 1 Capital ratio calculated under the standardized approach and under the advanced approaches in the assessment of our capital adequacy. The estimate of risk-weighted assets reflects management's calculation of risk-weighted assets under the standardized approach because management expects risk-weighted assets to be higher using the standardized approach compared with the advanced approaches.

        For additional information regarding our regulatory capital requirements, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards" in Item 1 of Part I of this Form 10-K.

Risk Management

        All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Some of the key risks the Company must manage include credit, market, liquidity and operational risks. The Board of Directors, directly or through its appropriate committee, provides oversight and approves our various risk management policies. Management has established an enterprise-wide risk management structure that is designed to provide a structured approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company.

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

        Credit risk is defined as the risk to earnings or capital arising from an obligor's failure to meet the financial terms of any contract with the Company in accordance with agreed upon terms. We manage and control credit risk through diversification of the portfolio, including by type of loan, industry concentration, dollar limits on multiple loans to the same borrower, geographic distribution and type of borrower.

        In analyzing our loan portfolios, we apply specific monitoring policies and procedures that are tailored according to the risk profile and other characteristics of the loans within the portfolios. Our residential, consumer and certain small commercial loans are homogeneous in nature and are, in general individually insignificant in terms of size or potential risk of loss. Accordingly, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for the larger commercial and industrial, construction, commercial mortgage, leases, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, may adjust the risk grade of the loan accordingly. In the event we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.

        We have a Credit Risk Committee, chaired by the Chief Risk Officer and composed of the Chief Credit Officers responsible for our loan portfolio segments and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.

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

  Allowance for Credit Losses

  Allowance Policy and Methodology

        The allowance for credit losses, which consists of the allowances for loan losses and losses on unfunded credit commitments represents management's estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date. The allowance for credit losses is based on our quarterly assessments of the probable estimated losses inherent in the loan portfolio and unfunded credit commitments. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance and the allowance for losses on unfunded credit commitments. We develop and document our allowance methodology at the portfolio segment level. Our loan portfolio consists of a commercial portfolio segment, a consumer portfolio segment and a purchased credit-impaired segment. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations.

        For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans and most unused commitments, in each case based on the internal risk rating of such loans, leases and commitments. Changes in risk ratings affect the amounts calculated under this formulaic computation. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management's evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the formulaic computation of loss factors. Loss factors for individually graded credits are derived from a loan migration application that tracks historical losses over an economic cycle, which we believe captures the inherent losses in our loan portfolio . While our assessments of these factors are reviewed quarterly with our senior credit officers and executive management, the actual impact from any of these conditions may differ significantly from the estimates used.

        Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration application that is used to establish the loan loss factors for individually graded loans within the commercial portfolio segment is designed to be self-adjusting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data, which may not be reflective of incurred losses inherent in the portfolio, will not have an undue influence on the derived loss factors described above.

        For the consumer portfolio segment, loans are generally pooled by product type with similar risk characteristics. We estimate the allowance for loans collectively evaluated for impairment based on forecasted losses, which represent our best estimate of inherent loss. For the purchased credit-impaired segment, we charge the provision for loan losses, resulting in an increase to the allowance for loan losses when there is a probable decrease in cash flows expected to be collected.

        In addition to the methodologies described above, the allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the derived loss factors or forecasted losses. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. Segment considerations are revised periodically as portfolio and credit environment conditions change.

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

        For additional information on the allowance for credit losses, see the "Critical Accounting Estimates—Allowance for Credit Losses" section within Management's Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements included in this Form 10-K.

  Total Allowance and Related Provision for Credit Losses

        We recorded a reversal of the provision for loan losses of $45 million in 2013, compared with a provision for loan losses of $25 million in 2012 and a reversal of the provision for loan losses of $202 million in 2011. The reversal of provision for loan losses in 2013 reflected improved credit quality for our loan portfolio compared with 2012. 2012 includes the effects of the implementation of Office of the Comptroller of the Currency (OCC) regulatory accounting guidance in the third quarter of 2012. The OCC regulatory accounting guidance requires that loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower be charged off to their collateral value. This guidance had the effect of increasing charge-offs by $17 million and consumer troubled debt restructurings (TDRs) by $67 million at the time of its adoption.

        Our ratio of nonaccrual loans to total loans held for investment decreased 0.19 percent to 0.65 percent at December 31, 2013 compared with a decrease of 0.35 percent from December 31, 2011 to December 31, 2012. Criticized credits in the commercial segment were $1.3 billion at December 31, 2013 and 2012. Criticized credits are those that have regulatory risk grades of "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as "doubtful" has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

        The unallocated allowance totaled $77 million at December 31, 2013, compared with $110 million at December 31, 2012. The unallocated reserve decreased primarily due to the extension of the loss emergence period, which was reflected in the unallocated allowance as of December 31, 2012 but is now included in the allowance for loan losses for the commercial portfolio, partially offset by an increase due to various refinements in assumptions underlying the methodology used to measure credit risk ascribed to the commercial loan portfolio segment. The following table reflects the related allowance for loan losses allocated to a loan category at the period end and percentage of the allocation to the period end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2013		2012		2011		2010		2009
Commercial and industrial	$300	1.27%	$280	1.34%	$286	1.49%	$332	2.18%	$446	2.92%
Commercial mortgage	107	0.82	125	1.21	135	1.65	235	3.01	261	3.16
Construction	6	0.63	6	0.91	26	2.99	98	6.68	251	10.34
Lease financing	8	0.96	7	0.60	27	2.79	18	2.42	5	0.76

Total commercial portfolio	421	1.10	418	1.27	474	1.62	683	2.71	963	3.62

Residential	49	0.19	80	0.35	97	0.49	114	0.65	121	0.73
Home equity and other consumer loans	20	0.62	44	1.18	41	1.11	71	1.86	82	2.10

Total consumer portfolio	69	0.24	124	0.47	138	0.59	185	0.87	203	0.99

Total allocated allowance, excluding purchased credit-impaired loans	490	0.73	542	0.91	612	1.16	868	1.86	1,166	2.47
Unallocated	77		110		135		298		191

Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$567	0.84%	$652	1.09%	$747	1.42%	$1,166	2.50%	$1,357	2.87%
Allowance for loan losses on purchased credit-impaired loans	1	0.10	1	0.26	17	1.78	25	1.64	—	na

Total allowance for loan losses	$568	0.83%	$653	1.09%	$764	1.43%	$1,191	2.48%	$1,357	2.87%

na
= not applicable

  Change in the Allowance for Loan Losses

        The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Balance, beginning of period	$653	$764	$1,191	$1,357	$738
(Reversal of) provision for loan losses, excluding FDIC covered loans	(44)	28	(200)	174	1,114
(Reversal of) provision for FDIC covered loan losses not subject indemnification	(1)	(3)	(2)	8	—
(Decrease) increase in allowance covered by FDIC indemnification	(8)	(5)	(5)	17	—
Other(1)	—	—	16	1	4
Loans charged off:
Commercial and industrial	(36)	(62)	(61)	(152)	(305)
Commercial mortgage	(7)	(15)	(62)	(161)	(73)
Construction	(1)	(11)	(4)	(32)	(71)
Lease financing	—	—	(90)	—	—

Total commercial portfolio	(44)	(88)	(217)	(345)	(449)

Residential mortgage	(13)	(49)	(48)	(55)	(40)
Home equity and other consumer loans	(17)	(46)	(39)	(45)	(43)

Total consumer portfolio	(30)	(95)	(87)	(100)	(83)

FDIC covered loans	(3)	(13)	(3)	—	—

Total loans charged off	(77)	(196)	(307)	(445)	(532)

Recoveries of loans previously charged off:
Commercial and industrial	21	25	28	45	30
Commercial mortgage	6	18	26	11	—
Construction	1	9	12	20	2
Lease financing	1	5	—	—	—

Total commercial portfolio	29	57	66	76	32

Residential mortgage	—	—	1	1	—
Home equity and other consumer loans	4	3	2	2	1

Total consumer portfolio	4	3	3	3	1

FDIC covered loans	12	5	2	—	—

Total recoveries of loans previously charged off	45	65	71	79	33

Net loans charged off	(32)	(131)	(236)	(366)	(499)

Ending balance of allowance for loan losses	$568	$653	$764	$1,191	$1,357

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$567	$652	$747	$1,166	$1,357
Allowance for loan losses on purchased credit-impaired loans	1	1	17	25	—

Total allowance for loan losses	568	653	764	1,191	1,357

Allowance for losses on unfunded credit commitments	132	117	133	162	176

Allowance for credit losses	$700	$770	$897	$1,353	$1,533

(1)
Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization on October 1, 2011 in which BTMU transferred its trust company, BTMUT, to us.

        Gross loans charged off in 2013 decreased 61 percent from 2012 primarily due to gradually improving economic conditions, effective loss mitigation strategies, and an increased ability by borrowers to refinance, which resulted in decreased loss activity in the commercial and consumer portfolios. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Loan recoveries fluctuate and tend to trail the periods in which charge-offs are recorded.

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

        The following table sets forth an analysis of nonperforming assets.

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Commercial and industrial	$44	$48	$127	$115	$342
Commercial mortgage	51	65	139	329	414
Construction	—	—	16	140	336

Total commercial portfolio	95	113	282	584	1,092

Residential mortgage	286	306	285	243	205
Home equity and other consumer loans	46	56	24	22	20

Total consumer portfolio	332	362	309	265	225

Total nonaccrual loans, before purchased credit-impaired loans	427	475	591	849	1,317
Purchased credit-impaired loans	15	30	47	116	—

Total nonaccrual loans	442	505	638	965	1,317
OREO, before FDIC covered OREO	20	45	27	41	33
FDIC covered OREO	37	66	117	136	—

Total nonperforming assets	$499	$616	$782	$1,142	$1,350

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$447	$520	$618	$890	$1,350

Troubled debt restructurings:
Accruing	$367	$401	$252	$22	$4

Nonaccruing (included in total nonaccrual loans above)	$225	$209	$221	$198	$17

Total debt restructurings	$592	$610	$473	$220	$21

  Troubled Debt Restructurings

        TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

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

        The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2013 and 2012. See Note 5 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a Percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Commercial and industrial	$212	$215	0.90%	1.03%
Commercial mortgage	38	64	0.29	0.64
Construction	—	35	0.02	5.54

Total commercial portfolio	250	314	0.65	0.96

Residential mortgage	315	271	1.23	1.19
Home equity and other consumer loans	24	21	0.73	0.58

Total consumer portfolio	339	292	1.18	1.11

Total restructured loans, excluding purchased credit-impaired loans(1)	$589	$606	0.88%	1.03%

(1)
Amounts exclude $3 million and $4 million of TDRs covered by FDIC loss share agreements at December 31, 2013 and 2012, respectively.

  Loans 90 Days or More Past Due and Still Accruing

        Loans held for investment 90 days or more past due and still accruing totaled $5 million and $1 million at December 31, 2013 and 2012, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $124 million at both December 31, 2013 and 2012. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

  Concentration of Risk

        Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either December 31, 2013 or December 31, 2012.

        Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2013, 58 percent of the Company's construction loan portfolio was domiciled in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2013, 64 percent of the Company's commercial mortgage loans were made to borrowers located in California, 8 percent to borrowers in New York, and 7 percent to borrowers in the state of Washington.

        Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.

        At December 31, 2013, payment terms on 51 percent of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of regularly amortizing loans.

        Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. We had approximately 33 percent and 34 percent of these home equity loans and lines supported by first liens on residential properties at December 31, 2013 and December 31, 2012, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 5 of our consolidated financial statements included in this Form 10-K for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2013.

  Interest Foregone

        If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $97 million of interest income in 2013. For loans that were on nonaccrual status during 2013, we recognized interest income of $128 million.

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

  Interest Rate Risk Management (Other Than Trading)

        ALCO monitors interest rate risk monthly through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income policy measurement typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Due to the current and persistently low interest rate environment, the decrease of 200 basis point parallel scenario was replaced with a decrease of 100 basis point parallel scenario.

  Net Interest Income Sensitivity

        The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	December 31, 2013	December 31, 2012
Effect on net interest income:
Increase 200 basis points	$153.3	$118.8
as a percentage of base case net interest income	5.63%	4.42%
Decrease 100 basis points	$(62.8)	$(49.1)
as a percentage of base case net interest income	(2.31)%	(1.83)%

        An increase in rates increases net interest income. The Bank's asset sensitive profile increased slightly during 2013 due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates, over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company's historical deposit pricing to forecast future deposit pricing in its scenarios. Management's response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing and investment, funding and hedging activities.

  Investment Securities

        Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At December 31, 2013 and 2012, our ALM securities portfolio included $20.2 billion and $20.9 billion, respectively, of securities for ALM purposes. Our ALM securities portfolio consists of securities issued by U.S. government-sponsored agencies, residential mortgage-backed securities and CMBS, CLO's, and asset-backed securities and had an expected weighted average life of 5.2 years at December 31, 2013. At December 31, 2013, approximately $6.1 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2013, we purchased $11.8 billion and sold $7.9 billion of securities, as part of our investment portfolio strategy, while $3.6 billion of ALM securities matured, were paid down, or were called. During the second half of 2013, we transferred approximately $4.3 billion of Agency mortgage-backed securities and Agency CMBS securities from securities available for sale to securities held to maturity to reduce the impact of price volatility on accumulated other comprehensive income and in consideration of changes to regulatory capital requirements under U.S. Basel III rules. The transferred securities included net pre-tax unrealized losses of approximately $170 million at the date of transfer. Additional mortgage-backed securities were purchased during 2013 into the held to maturity portfolio.

        Based on current prepayment projections, the estimated ALM securities portfolio's effective duration was 4.0 at December 31, 2013, compared to 2.3 at December 31, 2012. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 4.0 suggests an expected price decrease of approximately 4.0 percent for an immediate 1.0 percent parallel increase in interest rates.

        In addition to our ALM securities, our securities available for sale portfolio includes approximately $2.0 billion of direct bank purchase bonds that are managed within our Corporate Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

  ALM and Other Risk Management Derivatives

        Since December 31, 2012, the notional amount of the ALM derivatives portfolio decreased by $4.1 billion. The Bank terminated $4.6 billion of receive fixed interest rate swap contracts previously used to hedge floating rate commercial loans and $2.0 billion of interest rate caps previously used to hedge interest-bearing deposits. In addition, $750 million of interest rate swaps and $1.0 billion of interest rate caps matured during the year. The interest rate swaps were partly replaced by $4.3 billion of new receive fixed interest rate swap contracts to hedge floating rate commercial loans.

        The fair value of the ALM derivatives portfolio decreased as a result of the terminations noted above. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 13 to our Consolidated Financial Statements included in this Form 10-K.

(Dollars in millions)	December 31, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$4,300	$5,300	$(1,000)
Interest rate cap purchased contracts	—	3,100	(3,100)

Total ALM derivatives	4,300	8,400	(4,100)

Other risk management derivatives	185	109	76

Total ALM and other risk management derivatives	$4,485	$8,509	$(4,024)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$8	$28	$(20)
Gross negative fair value	13	—	13

Positive (negative) fair value of ALM derivatives, net	(5)	28	(33)

Other risk management derivatives:
Gross positive fair value	$2	$1	$1
Gross negative fair value	4	3	1

Positive (negative) fair value of other risk management derivatives, net	(2)	(2)	—

Positive (negative) fair value of ALM and other risk management derivatives, net	(7)	26	(33)

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

        The following table sets forth the average, high and low 10-day, 99 percent confidence level VaR for our trading activities for the years ended December 31, 2013 and 2012.

	December 31,
	2013			2012
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$0.3	$0.7	$—	$0.3	$0.5	$—
Securities	0.3	0.6	—	0.4	1.1	0.1
Interest rate derivatives	0.5	1.1	0.2	0.3	0.9	0.1

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

        As of December 31, 2013, we had a notional amount of $44.4 billion of interest rate derivative contracts, $3.8 billion of foreign exchange derivative contracts and $3.9 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of December 31, 2013, we had a notional amount of $1.2 billion, $1.8 billion and $4.0 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked certificates of deposit.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2013 and 2012 and the change in fair value between December 31, 2013 and 2012.

(Dollars in millions)	December 31, 2013	December 31, 2012	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$44,427	$37,790	$6,637
Commodity contracts	5,714	5,595	119
Foreign exchange contracts(1)	4,978	4,050	928
Equity contracts	4,027	3,631	396
Other contracts	140	—	140

Total	$59,286	$51,066	$8,220

Fair value of positions
held for trading purposes:
Gross positive fair value	$1,074	$1,413	$(339)
Gross negative fair value	952	1,317	(365)

Positive fair value of positions, net	$122	$96	$26

(1)
Excludes spot contracts with a notional amount of $0.7 billion and $0.5 billion at December 31, 2013 and December 31, 2012, respectively.

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

        The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the Bank's liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. MRM, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. We are also subject to a consolidated Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.

        Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific, systemic market scenarios, as well as a combination scenario that adversely affects the Bank's liquidity position and profile and facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and financing or selling assets.

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

        In response to balance sheet changes, wholesale funding increased by $1.9 billion from $10.0 billion at December 31, 2012 to $11.9 billion at December 31, 2013. Total deposits increased $5.8 billion from $74.3 billion at December 31, 2012 to $80.1 billion at December 31, 2013.

        Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2013, our core deposits totaled $69.2 billion and our total loan-to-total core deposit ratio was 98.8 percent.

        The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of December 31, 2013, the Bank had $0.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $37.5 billion.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $1.2 billion from $12.9 billion at December 31, 2012 to $14.1 billion at December 31, 2013.

  •
  The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $2.7 billion at December 31, 2013. We do not have any firm commitments in place to sell securities under the Bank Note Program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of December 31, 2013, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

  •
  UnionBanCal has access to a $500 million, three year committed line of credit from BTMU, which is available for contingent liquidity or capital purposes.

        We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency assessments of Japan's credit rating and credit ratings of most major Japanese banks, including BTMU, see "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" in Part I, Item 1A. Risk Factors of this Form 10-K. The following table provides our credit ratings as of December 31, 2013.

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

        On October 24, 2013, the OCC, the Federal Reserve and the FDIC jointly issued a proposed rule that would implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standards established by the Basel Committee on Banking Supervision. The LCR would generally apply to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a modified LCR to bank holding companies with total assets between $50 billion and $250 billion. Under the modified LCR, which is expected to apply to the Company, an institution would be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be readily converted into cash in an amount equal to or greater than its projected net cash outflows during a short-term stress period. The proposed LCR (or the ratio of the institution's liquid assets to its projected net cash outflow) is more stringent than the Basel Committee's LCR standard in several respects, and the proposed transition period, which would begin on January 1, 2015 and require institutions to be fully compliant by January 1, 2017, is shorter than that included in the Basel agreement.

        The Company is currently evaluating the proposal and its potential impact on its businesses; however, the Company expects to meet or exceed the final LCR requirement within the regulatory timelines. For information regarding this proposed rule, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards—Liquidity Coverage Ratio" in Item 1 of Part I of this Form 10-K and "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part I, Item 1A. Risk Factors of this Form 10-K.

  Operational Risk Management

        Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber attacks. See "We are subject to operational risks, including cybersecurity risks" in Part I, Item 1A. Risk Factors of this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels.

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

        The following table presents, as of December 31, 2013, our significant and determinable contractual obligations by payment date, except for obligations under our pension and postretirement plans, which are included in Note 16 to our Consolidated Financial Statements included in this Form 10-K.

	December 31, 2013
(Dollars in millions)	One Year or Less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$7,344	$2,314	$1,792	$44	$11,494
Long-term debt	303	3,200	1,501	1,533	6,537
Contractual interest payments(1)	204	308	123	123	758
Operating leases (premises)	110	205	158	208	681
Purchase obligations	61	60	4	2	127

Total debt and operating leases	$8,022	$6,087	$3,578	$1,910	$19,597

(1)
Includes accrued interest and future contractual interest obligations. Interest on foreign denominated time deposits were converted to USD based on the December 31, 2013 spot rate. Floating rate debts are assumed to have the same rates as of December 31, 2013.

        The payment amounts in the above table represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying amount adjustments. Contractual obligations presented exclude unrecognized tax positions, as the timing and amount of future cash payments are not determinable at this time.

        Purchase obligations include any legally binding contractual obligations that require us to spend more than $1 million annually under the contract. Payments are shown through the date of contract termination. Purchase obligations in the table above include purchases of hardware, software licenses and printing. For information regarding our sources of liquidity to meet these obligations, see "Liquidity Risk" in the preceding section.

        We enter into derivative contracts, which create contractual obligations, primarily as a financial intermediary for customers and, to a much lesser extent, for our own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Fair values of derivative assets and liabilities and their notional amounts are not included in the table above as they generally do not represent the amounts that would be paid upon settlement of these amounts. For additional discussion of derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk" and Note 13 to our Consolidated Financial Statements included in this Form 10-K.

Business Segments

        During the fourth quarter 2013, the composition of the Company's reportable segments was revised to reflect our new internal management structure resulting from the BTMU Americas Holdings business integration initiative announced in 2013. We now have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. For a more detailed description of these reportable segments, refer to Note 23 to our consolidated financial statements included in this Form 10-K.

        Unlike accounting principles generally accepted in the United States of America (U.S. GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. For a description of these methodologies, see Note 23 to our Consolidated Financial Statements included in this Form 10-K.

Retail Banking & Wealth Markets

        Retail Banking & Wealth Markets offers a range of banking products and services to individuals and small businesses, including high net worth individuals and institutional clients, delivered generally through a network of branches, private banking offices, ATMs, broker mortgage referrals, telephone services, and web-based and mobile banking applications. These products and services include mortgages, home equity lines of credit, consumer and commercial loans, deposit accounts, financial planning and investments.

        The following tables set forth the results for the Retail Banking & Wealth Markets segment:

Retail Banking & Wealth Markets

	For the Years Ended December 31,			2013 vs. 2012 Increase (Decrease)
(Dollars in millions)	2013	2012	2011	Amount	Percent
Results of operations—Market View
Net interest income	$1,352	$1,204	$1,202	$148	12%
Noninterest income	371	336	359	35	10

Total revenue	1,723	1,540	1,561	183	12
Noninterest expense	1,423	1,294	1,271	129	10
(Reversal of) provision for loan losses	(36)	55	(82)	(91)	(165)

Income before income taxes and including noncontrolling interests	336	191	372	145	76
Income tax expense	132	75	146	57	76

Net income attributable to UnionBanCal	$204	$116	$226	$88	76%

Average balances—Market View
Total loans held for investment	$31,278	$26,909	$24,556	$4,369	16%
Total assets	33,054	28,187	26,015	4,867	17
Total deposits	37,912	29,399	27,763	8,513	29

        Net interest income increased due to the full year impact of our PCBC acquisition and organic loan growth. The reversal of the provision for loan losses was due to an improvement in customer credit quality. The 2012 provision for loan losses includes the effects of OCC regulatory accounting guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower be charged off to their collateral value. These increases in income were partially offset by an increase in noninterest expense primarily related to our PCBC acquisition.

        Average asset growth for the year ended December 31, 2013 compared with 2012 was primarily driven by a 16 percent increase in average loans held for investment, mainly in residential mortgages, reflecting both organic loan growth and our PCBC acquisition. Average deposits increased 29 percent during the year ended December 31, 2013 compared with 2012, driven by both the PCBC acquisition and organic deposit generation.

        Retail Banking and Wealth Markets net income decreased 49 percent during 2012 compared to 2011, primarily due to an increase in the provision for loan losses, a decrease in card processing fees and an increase in salaries and employee benefits. The increase in the provision for loan losses resulted primarily from a reversal of the provision for loan losses during 2011 due to an improvement in customer credit quality. Card processing fees, which are included in noninterest income, decreased primarily due to lower debit card interchange rates resulting from implementing the Durbin Amendment. Salaries and employee benefits, which are included in noninterest expense, increased primarily due to higher pension costs and severance and retention benefits associated with the acquisition of PCBC.

Commercial Banking

        Commercial Banking provides credit products including commercial loans, and accounts receivable, inventory, project, trade and real estate financing to corporate customers with revenues generally less than $2 billion. Commercial Banking also offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments. Commercial Banking provides these products and services to U.S.-based middle-market businesses located in California,

Oregon and Washington, as well as nationally through its Petroleum, Expansion Markets, Real Estate and Specialized Products divisions.

        The following tables set forth the results for the Commercial Banking segment:

Commercial Banking

	For the Years Ended December 31,			2013 vs. 2012 Increase (Decrease)
(Dollars in millions)	2013	2012	2011	Amount	Percent
Results of operations—Market View
Net interest income	$901	$753	$708	$148	20%
Noninterest income	196	211	198	(15)	(7)

Total revenue	1,097	964	906	133	14
Noninterest expense	413	393	392	20	5
(Reversal of) provision for loan losses	46	(47)	(106)	93	198

Income before income taxes and including noncontrolling interests	638	618	620	20	3
Income tax expense	155	166	161	(11)	(7)

Net income attributable to UnionBanCal	$483	$452	$459	$31	7%

Average balances—Market View
Total loans held for investment	$26,433	$21,218	$19,280	$5,215	25%
Total assets	29,645	23,117	20,646	6,528	28
Total deposits	12,273	11,051	10,116	1,222	11

        Net interest income increased as a result of strong asset growth, including our PCBC and PB Capital acquisitions. The increase in net interest income was partially offset by an increase in the provision for loan losses which increased primarily due to an extension of the wholesale loss emergence period, along with some additional reserve requirements for the acquired portfolio. The extension of the wholesale loss emergence period was reflected in the unallocated allowance as of December 31, 2012, but is now included in the Commercial Banking allowance for loan losses. In 2012, Commercial Banking recorded a reversal of provision for loan losses due to improved credit quality in its portfolio.

        During 2012, net income decreased 2 percent compared to 2011, primarily due to a decrease in the reversal of the provision for loan losses, which offset an increase in revenue. Revenue increased 6 percent due to an increase in average loans held for investment, which increased net interest income, and higher trading account activities, which is included in noninterest income. The decrease in the reversal of the provision for loan losses was due to Commercial Banking recording a larger reversal of the provision for loan losses in 2011 reflecting significant broad-based improvement in its portfolio, particularly evident in lower levels of criticized credits.

Corporate Banking

        Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, Corporate Banking offers its customers a range of noncredit services, which include global treasury management and capital market solutions, and foreign exchange and various interest rate risk and commodity risk management products.

        The following tables set forth the results for the Corporate Banking segment:

Corporate Banking

	For the Years Ended December 31,			2013 vs. 2012 Increase (Decrease)
(Dollars in millions)	2013	2012	2011	Amount	Percent
Results of operations—Market View
Net interest income	$87	$83	$77	$4	5%
Noninterest income	64	64	81	—	—

Total revenue	151	147	158	4	3
Noninterest expense	48	50	48	(2)	(4)
Provision for loan losses	1	24	8	(23)	(96)

Income before income taxes and including noncontrolling interests	102	73	102	29	40
Income tax expense	40	29	40	11	38

Net income attributable to UnionBanCal	$62	$44	$62	$18	41%

Average balances—Market View
Total loans held for investment	$2,915	$2,997	$2,178	$(82)	(3)%
Total assets	3,178	3,171	2,271	7	—
Total deposits	2,010	1,067	1,864	943	88

        The decrease in the provision for loan losses in 2013 was due to an improvement in corporate customer credit quality.

        During 2012, net income decreased 29 percent compared to 2011, primarily due to a decrease in noninterest income and an increase in the provision for loan losses. Noninterest income decreased 21 percent due mainly to a decrease in merchant banking fees. The increase in the provision for loan losses in 2012 was due to deterioration in Corporate Banking's customer credit quality.

Transaction Banking

        Transaction Banking works alongside the Company's other segments to provide working capital management and asset servicing solutions, including deposits and treasury management, trade finance, and institutional trust and custody, to the Company's customers. This segment also manages the digital banking channels for retail, small business, wealth management and commercial clients, as well as commercial product development. The client base consists of financial institutions, corporations, government agencies, insurance companies, mutual funds, investment managers and non-profit organizations.

        The following tables set forth the results for the Transaction Banking segment:

Transaction Banking

	For the Years Ended December 31,			2013 vs. 2012 Increase (Decrease)
(Dollars in millions)	2013	2012	2011	Amount	Percent
Results of operations—Market View
Net interest income	$420	$451	$468	$(31)	(7)%
Noninterest income	161	167	161	(6)	(4)

Total revenue	581	618	629	(37)	(6)
Noninterest expense	362	356	347	6	2
(Reversal of) provision for loan losses	(3)	(1)	(10)	(2)	(200)

Income before income taxes and including noncontrolling interests	222	263	292	(41)	(16)
Income tax expense	88	104	114	(16)	(15)

Net income attributable to UnionBanCal	$134	$159	$178	$(25)	(16)%

Average balances—Market View
Total loans held for investment	$58	$117	$163	$(59)	(50)%
Total assets	1,437	1,416	1,053	21	1
Total deposits	32,430	29,053	25,283	3,377	12

        Transaction Banking earns revenue primarily from a net interest income transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income decreased as a result of a lower funds transfer pricing credit on Transaction Banking's deposit liabilities due to a lower cost of funds partially offset by larger average deposit balances. During 2013, average deposits increased 12 percent compared to 2012, reflecting the impact of our PCBC and Smartstreet acquisitions and organic growth. The increase in noninterest expense was primarily driven by FDIC regulatory costs as a result of higher deposit balances.

        During 2012, net income decreased 11 percent compared to 2011, primarily due to a 4 percent decrease in net interest income resulting from a decrease in the transfer pricing credit on deposit liabilities and a decrease in trust fees, which are included in noninterest income. A lower cost of funds resulted in a lower transfer pricing credit despite a 15 percent increase in average deposit balances.

Investment Banking & Markets

        Investment Banking & Markets, which includes Global Capital Markets, works with the Company's other segments to provide customers structured credit services, including project finance; foreign exchange, interest rate and energy risk management solutions; and to facilitate merchant and investment banking-related transactions. Additionally, the segment's leasing arm provides lease and other financing services to corporate customers.

        The following tables set forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets

	For the Years Ended December 31,			2013 vs. 2012 Increase (Decrease)
(Dollars in millions)	2013	2012	2011	Amount	Percent
Results of operations—Market View
Net interest income	$184	$174	$131	$10	6%
Noninterest income	210	207	159	3	1

Total revenue	394	381	290	13	3
Noninterest expense	100	77	63	23	30
Provision for loan losses	6	6	66	—	—

Income before income taxes and including noncontrolling interests	288	298	161	(10)	(3)
Income tax expense	78	86	38	(8)	(9)

Net income attributable to UnionBanCal	$210	$212	$123	$(2)	(1)%

Average balances—Market View
Total loans held for investment	$4,285	$3,926	$2,951	$359	9%
Total assets	6,652	6,629	4,929	23	—
Total deposits	3,523	3,245	2,553	278	9
        Noninterest expense increased primarily due to increased headcount and expenses related to compliance with regulatory requirements. The increase in net interest income was driven by a 9 percent increase in average loans held for investment.

        During 2012, net income increased 72 percent compared to 2011, primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan losses. Net interest income increased due to a 33 percent increase in average loans held for investment. Noninterest income increased 30 percent due to higher trading account activities and gains from private capital investments. The decrease in the provision for loan losses in 2012 compared to 2011 was due to the provision recorded in 2011 reflecting deterioration in Investment Banking & Market's customer credit quality.

Other

        "Other" is comprised of certain corporate activities of the Company; the funds transfer pricing center and credits allocated to the reportable segments; the residual costs of support groups; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes the Asian Corporate Banking segment, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries; Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios; and the FDIC covered assets.

        The following tables set forth the results for Other:

Other

	For the Years Ended December 31,			2013 vs. 2012 Increase (Decrease)
(Dollars in millions)	2013	2012	2011	Amount	Percent
Results of operations—Market View
Net interest income	$55	$229	$175	$(174)	(76)%
Noninterest income	64	31	84	33	106

Total revenue	119	260	259	(141)	(54)
Noninterest expense	574	527	433	47	9
(Reversal of) provision for loan losses	(55)	(9)	(79)	(46)	nm

Income (loss) before income taxes and including noncontrolling interests	(400)	(258)	(95)	(142)	(55)
Income tax expense (benefit)	(165)	(102)	(37)	(63)	(62)

Net income (loss) including noncontrolling interest	(235)	(156)	(58)	(79)	(51)
Deduct: net loss from noncontrolling interests	18	19	15	(1)	(5)

Net income attributable to UnionBanCal	$(217)	$(137)	$(43)	$(80)	(58)%

Average balances—Market View
Total loans held for investment	$365	$681	$1,113	$(316)	(46)%
Total assets	27,514	28,019	28,195	(505)	(2)
Total deposits	4,615	5,868	6,589	(1,253)	(21)

nm
= not meaningful

        Net interest income decreased primarily as a result of lower average securities balances due to securities that were sold as part of the Company's portfolio rebalancing activities and the impact of the funds transfer pricing center. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Noninterest income increased primarily due to an increase in gains on the sale of securities and a decrease in indemnification asset accretion, driven by better than expected FDIC covered loans performance during 2013. The increase in noninterest income was partially offset by a decrease in trading income. The reversal of the provision for loan losses increased primarily due to the decrease in the unallocated allowance which is included in Other. At December 31, 2012, the extension of the wholesale loss emergence period was reflected in the unallocated allowance, but now is included in the Commercial Banking allowance for loan losses at December 31, 2013.

        During 2012, net income decreased compared to 2011, primarily due to a decrease in noninterest income and a decrease in the reversal of the provision for loan losses. Noninterest income decreased 63 percent in 2012 due to amortization adjustments to the FDIC indemnification asset, driven by better than expected FDIC covered loan performance. The decrease was partially offset by higher gains on the sales of ALM investment securities. The decrease in the reversal of the provision for loan losses was due to a larger reversal of the provision in 2011 due primarily to broad-based improvements in the commercial loan portfolio during 2011, which reduced the unallocated allowance.

Critical Accounting Estimates

        UnionBanCal Corporation's consolidated financial statements are prepared in accordance U.S. GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit losses inherent in our loan and lease portfolio held for investment and certain unfunded credit commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

        Management has reviewed and approved these critical accounting policies and has discussed these policies with the Board's Audit & Finance Committee.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K. The following describes our most critical accounting policies and our basis for estimating our allowance for credit losses, acquired loans, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, annual goodwill impairment analysis and income taxes.

  Allowance for Credit Losses

        The allowance for credit losses, which consists of the allowances for loan losses and losses on unfunded credit commitments, is an estimate of the losses that are inherent in our loan portfolio as well as for certain unfunded credit commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. Our allowance for credit losses has four components: the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance, and the allowance for losses on unfunded credit commitments which is included in other liabilities. Each of these components is determined based upon estimates that are inherently subjective and our actual losses incurred could differ significantly from those estimates. For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans and most unused commitments, based on the internal risk rating of such loans and commitments. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. For loans that are homogeneous in nature, such as in our consumer portfolio segment, we estimate the allowance based on forecasted losses. For the purchased credit-impaired segment, we charge the provision for loan losses, resulting in an increase to the allowance for loan losses when there is a probable decrease in cash flows expected to be collected. The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. Our allowance for losses on unfunded credit commitments is measured in approximately the same manner as the allowance for loan losses but includes an estimate of expected utilization based upon historical data. For further information regarding our allowance for loan losses, see "Allowance for Credit Losses" and Note 5 to our Consolidated Financial Statements in this Form 10-K.

  Acquired Loans

        In connection with our acquisitions, we acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required principal and interest payments.

        Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management's expectation of future cash flows are both significant and subjective, including default rates, loss severities, and other factors that are reflective of current market conditions. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates. Significant judgment is also required in evaluating whether individual loans have common risk characteristics for purposes of establishing pools of loans.

        Acquired loans are recorded at estimated provisional fair values at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. We estimated the fair value based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for assets with comparable risk. In either case, the discount rate does not include a factor for credit losses, as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates, prepayment rates, and loss severities.

  Valuation of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources (e.g., interest rates, yield curves, foreign exchange rates, volatilities and credit curves), while unobservable inputs reflect our estimates of assumptions that would be considered by market participants. Valuation adjustments may be made to ensure that certain financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider our creditworthiness in determining the fair value of our trading account liabilities and certain other liabilities.

        Based on the observability of the inputs used in the valuation, we classify our financial assets and liabilities measured and disclosed at fair value within the three-level hierarchy (i.e., Level 1, Level 2 and Level 3) defined in U.S. GAAP. This hierarchy ranks the quality and reliability of the information used to determine fair values with Level 1 deemed most reliable and Level 3 having at least one significant unobservable input. The degree of management judgment required in measuring fair value increases with the higher level of measurement within the three-level hierarchy.

        The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$10	—%	$20	—%
Level 2	14,871	89	21,279	94
Level 3	2,290	14	1,635	7
Netting Adjustment(1)	(493)	(3)	(370)	(1)

Total	$16,678	100%	$22,564	100%

As a percentage of total Company assets		16%		23%

Liabilities:
Level 1	$4	1%	$6	1%
Level 2	709	109	1,202	121
Level 3	363	55	231	23
Netting Adjustment(1)	(423)	(65)	(449)	(45)

Total	$653	100%	$990	100%

As a percentage of total Company liabilities		1%		1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

        For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 12 to our Consolidated Financial Statements included in this Form 10-K.

  Other-than-Temporary Impairment

        Debt securities available for sale and debt securities held to maturity are subject to impairment testing when a security's fair value is lower than its amortized cost. Debt securities with unrealized losses are considered other-than-temporarily impaired if we intend to sell the debt security, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or if we do not expect to recover the entire amortized cost basis of the security. If we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if we do not expect to sell a debt security we must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss in such case, only the amount of impairment associated with the credit loss is recognized in income. Amounts related to factors other than credit losses are recorded in other comprehensive income. For further information on our other-than-temporary impairment analysis, see Note 4 to our Consolidated Financial Statements in this Form 10-K.

  Hedge Accounting

        The Company applies hedge accounting to manage the risk of adverse changes in the fair value or cash flows of certain financial instruments associated with changes in interest rates. Derivative instruments are used to mitigate such adverse changes that may occur.

        The determination of whether a hedging relationship qualifies for hedge accounting requires an analysis of whether the hedge has been highly effective and is expected to be highly effective on an ongoing basis. For example, at the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. When a hedge is designated for a group of similar financial instruments, judgments must be made as to whether the individual items in that group share similar risks and characteristics to be hedged collectively. Hedge accounting is discontinued prospectively if the hedge accounting requirements are no longer met, the derivative instrument expires or is sold, terminated or exercised, or the hedge relationship is de-designated. For further information on our hedge accounting, see Note 13 to our Consolidated Financial Statements in this Form 10-K.

  Pension Obligations

        Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 16 to our Consolidated Financial Statements included in this Form 10-K. Plan assets consist primarily of marketable equity and debt instruments. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.

        Our net actuarial pretax losses decreased $575 million in 2013 from 2012. At December 31, 2013, the net actuarial loss totaled $467 million, which included $681 million of net actuarial loss separated between a non-amortizing amount of $250 million and a $431 million amount subject to amortization over approximately 8 years. This was partially offset by $214 million representing the excess of the fair value of plan assets over the market value of plan assets, which is recognized separately through the asset smoothing method over four years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2014 net periodic pension cost will be $55 million of amortization related to net actuarial losses. We estimate that our total 2014 net periodic pension cost will be approximately $57 million, assuming $100 million of contributions in 2014. The primary reasons for the decrease in net periodic pension cost for 2014 compared to $127 million in 2013 is the amortization of unrecognized losses, and an increase in the discount rate from 4.2 percent to 4.9 percent in 2014. The 2014 estimate for net periodic pension cost was actuarially determined using a discount rate of 4.9 percent, an expected return on plan assets of 7.5 percent and an expected compensation increase assumption of 4.7 percent.

        A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2014 periodic pension cost by $23 million and $13 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2013 periodic pension cost by $6 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2014 periodic pension cost by $25 million and $13 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2013 periodic pension cost by $6 million. For further information on our pension obligations, see Note 16 to our Consolidated Financial Statements in this Form 10-K.

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

        Due to the recent uncertainties in the economic environment, there can be no assurance that our estimates relating to our recent goodwill impairment testing will prove to be accurate predictions of future circumstances. We may be required to record charges relating to goodwill impairment losses in future periods either as a result of our annual impairment testing or upon the occurrence of other triggering events. Changes relating to any such future impairment losses could be material. For further information on our annual goodwill impairment analysis, refer to Note 7 to our Consolidated Financial Statements in this Form 10-K.

  Income Taxes

        UnionBanCal and its subsidiaries are subject to the income tax laws of the U.S., its states, and municipalities and laws of the other jurisdictions in which we conduct business. Our income tax expense consists of two components; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense for our uncertain tax positions. Uncertain tax positions that meet the "more likely than not" recognition threshold are measured to determine the amount of benefit to recognize. Positions are measured as the largest amount of benefit that management believes has a greater than 50 percent likelihood of realization upon settlement. Deferred income tax expense results from changes in deferred income tax assets and liabilities between periods, where the deferred tax assets and liabilities are based on the tax effects of the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not" based upon all available positive and negative evidence. Foreign taxes paid are generally applied as a credit to reduce income taxes payable.

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

        Under an election we have made for purposes of our California franchise tax returns, effective until 2016, our California tax expense is based on the income of UnionBanCal and its subsidiaries and the U.S. operations of MUFG. Changes in the taxable profits of MUFG's U.S. operations may impact our effective tax rate. Taxable profits of MUFG's U.S. operations are impacted most significantly by decisions made about the timing of the recognition of credit losses or other matters, and by changes in the U.S. economy. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California tax expense. However, all of the information relevant to determining the California effective tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between the Company's and MUFG's fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. We could be subject to penalties if we understate our tax obligations.

        For further information on our income taxes, see Note 18 to our Consolidated Financial Statements included in this Form 10-K.

Financial Statements and Supplementary Data

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended
(Dollars in millions)	2013	2012	2011
Interest Income
Loans	$2,641	$2,439	$2,254
Securities	469	527	538
Other	13	6	8

Total interest income	3,123	2,972	2,800

Interest Expense
Deposits	248	214	204
Commercial paper and other short-term borrowings	5	9	6
Long-term debt	154	147	149

Total interest expense	407	370	359

Net Interest Income	2,716	2,602	2,441
(Reversal of) provision for loan losses	(45)	25	(202)

Net interest income after (reversal of) provision for loan losses	2,761	2,577	2,643

Noninterest Income
Service charges on deposit accounts	209	209	206
Trust and investment management fees	135	119	132
Trading account activities	61	101	97
Securities gains, net	178	108	58
Credit facility fees	111	105	94
Merchant banking fees	93	89	97
Brokerage commissions and fees	46	39	39
Card processing fees, net	34	32	59
Other, net	9	16	45

Total noninterest income	876	818	827

Noninterest Expense
Salaries and employee benefits	1,631	1,479	1,385
Net occupancy and equipment	306	267	267
Professional and outside services	250	228	209
Regulatory assessments	74	65	69
Intangible asset amortization	65	81	106
(Reversal of) provision for losses on unfunded credit commitments	16	(17)	(29)
Other	451	463	408

Total noninterest expense	2,793	2,566	2,415

Income before income taxes and including noncontrolling interests	844	829	1,055
Income tax expense	195	220	308

Net Income including Noncontrolling Interests	649	609	747
Deduct: Net loss from noncontrolling interests	18	19	15

Net Income attributable to UnionBanCal Corporation (UNBC)	$667	$628	$762

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Net Income Attributable to UNBC	$667	$628	$762
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(8)	41	4
Net change in unrealized gains (losses) on investment securities	(487)	266	131
Foreign currency translation adjustment	(4)	1	(1)
Net change in gains (losses) on pension and other postretirement benefits	389	(13)	(266)

Total other comprehensive income (loss)	(110)	295	(132)

Comprehensive Income (Loss) Attributable to UNBC	557	923	630
Comprehensive loss from noncontrolling interests	(18)	(19)	(15)

Total Comprehensive Income (Loss)	$539	$904	$615

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$1,863	$1,845
Interest bearing deposits in banks	4,329	3,477
Federal funds sold and securities purchased under resale agreements	11	169

Total cash and cash equivalents	6,203	5,491
Trading account assets (includes $8 at December 31, 2013 and $1 at December 31, 2012 of assets pledged as collateral)	851	1,208
Securities available for sale	15,817	21,352
Securities held to maturity (Fair value: December 31, 2013, $6,439; December 31, 2012, $1,135)	6,509	1,103
Loans held for investment	68,312	60,034
Allowance for loan losses	(568)	(653)

Loans held for investment, net	67,744	59,381
Premises and equipment, net	688	710
Goodwill	3,228	2,942
Other assets	4,854	4,821

Total assets	$105,894	$97,008

Liabilities
Deposits:
Noninterest bearing	$26,495	$25,478
Interest bearing	53,606	48,826

Total deposits	80,101	74,304
Commercial paper and other short-term borrowings	2,563	1,363
Long-term debt	6,547	5,622
Trading account liabilities	540	895
Other liabilities	1,675	2,099

Total liabilities	91,426	84,283

Commitments, contingencies and guarantees—See Note 21
Equity
UNBC stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of December 31, 2013 and December 31, 2012	136	136
Additional paid-in capital	7,191	5,994
Retained earnings	7,512	6,845
Accumulated other comprehensive loss	(624)	(514)

Total UNBC stockholder's equity	14,215	12,461
Noncontrolling interests	253	264

Total equity	14,468	12,725

Total liabilities and equity	$105,894	$97,008

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity

	UNBC Stockholder's Equity
(in millions, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2010	136,330,829	$136	$5,198	$5,455	$(677)	$266	10,378

Net income (loss)—2011	—	—	—	762	—	(15)	747
Other comprehensive income (loss), net of tax	—	—	—	—	(132)	—	(132)
Capital contribution from BTMU(1)	1	—	783	—	—	—	783
Compensation—restricted stock units	—	—	8	—	—	—	8
Other	—	—	—	—	—	17	17

Net change	1	—	791	762	(132)	2	1,423

BALANCE DECEMBER 31, 2011	136,330,830	136	5,989	6,217	(809)	268	11,801

Net income (loss)—2012	—	—	—	628	—	(19)	609
Other comprehensive income (loss), net of tax	—	—	—	—	295	—	295
Compensation—restricted stock units	—	—	5	—	—	—	5
Other	—	—	—	—	—	15	15

Net change	—	—	5	628	295	(4)	924

BALANCE DECEMBER 31, 2012	136,330,830	136	5,994	6,845	(514)	264	12,725

Net income (loss)—2013	—	—	—	667	—	(18)	649
Other comprehensive income (loss), net of tax	—	—	—	—	(110)	—	(110)
Compensation—restricted stock units	—	—	(5)	—	—	—	(5)
Capital Contribution from BTMU	—	—	1,200	—	—	—	1,200
Other	—	—	2	—	—	7	9

Net change	—	—	1,197	667	(110)	(11)	1,743

BALANCE DECEMBER 31, 2013	136,330,830	$136	$7,191	$7,512	$(624)	$253	$14,468

(1)
For additional information on the capital contribution, refer to Note 22 to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$649	$609	$747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(45)	25	(202)
(Reversal of) provision for losses on unfunded credit commitments	16	(17)	(29)
Depreciation, amortization and accretion, net	509	518	332
Stock-based compensation—restricted stock units	21	5	8
Deferred income taxes	61	81	128
Net gains on sales of securities	(178)	(108)	(58)
Net decrease (increase) in trading account assets	357	(74)	(136)
Net decrease (increase) in other assets	(312)	357	181
Net increase (decrease) in trading account liabilities	(355)	(144)	265
Net increase (decrease) in other liabilities	363	(531)	515
Loans originated for sale	(276)	(58)	(19)
Net proceeds from sale of loans originated for sale	226	34	22
Pension and other benefits	(262)	(26)	42
Other, net	(37)	(70)	31

Total adjustments	88	(8)	1,080

Net cash provided by (used in) operating activities	737	601	1,827

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	8,340	6,845	4,556
Proceeds from paydowns and maturities of securities available for sale	3,451	7,657	5,758
Purchases of securities available for sale and held to maturity	(12,788)	(10,440)	(12,257)
Proceeds from paydowns and maturities of securities held to maturity	501	238	157
Purchases of premises and equipment	(63)	(97)	(86)
Proceeds from sales of loans	627	316	223
Net decrease (increase) in loans	(5,333)	(4,355)	(5,801)
Proceeds from FDIC loss share agreements	2	68	134
Net cash acquired from (paid for) acquisitions	(3,185)	53	(10)
Other, net	(131)	(36)	(5)

Net cash provided by (used in) investing activities	(8,579)	249	(7,331)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,224	4,230	4,491
Net increase (decrease) in commercial paper and other short-term borrowings	1,200	(2,670)	2,289
Common equity contribution from The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU)	1,200	—	618
Proceeds from issuance of subordinated debt due to BTMU	1,050	—	—
Proceeds from issuance of long-term debt	1,999	895	2,000
Repayment of long-term debt	(2,103)	(2,025)	(888)
Other, net	(25)	1	(2)
Change in noncontrolling interests	9	15	17

Net cash provided by (used in) financing activities	8,554	446	8,525

Net change in cash and cash equivalents	712	1,296	3,021
Cash and cash equivalents at beginning of period	5,491	4,195	1,174

Cash and cash equivalents at end of period	$6,203	$5,491	$4,195

Cash Paid During the Period For:
Interest	$396	$404	$354
Income taxes, net	15	207	222
Supplemental Cash Flow Disclosures:
Acquisitions:
Fair value of assets acquired	3,487	7,655	38
Fair value of liabilities assumed	573	6,139	15
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	4,386	155	—
Net transfer of loans held for investment to loans held for sale	592	308	288
Transfer of loans held for investment to other real estate owned assets (OREO)	49	100	169
Carrying amount of securities held to maturity immediately prior to transfer to securities available for sale	—	1,112	—
Transfer of The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT) from BTMU:
Carrying amount of assets acquired	—	—	372
Carrying amount of liabilities acquired	—	—	207

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations

        Introduction

        UnionBanCal Corporation is a financial holding company and a bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank or Union Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally.

        On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company's issued and outstanding shares of common stock are owned by The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU). The Company estimated the fair value of its tangible assets and liabilities as of October 1, 2008 and recorded fair value adjustments to its tangible assets and liabilities equivalent to the proportionate incremental percentage ownership acquired by BTMU in the privatization transaction. The Company's financial condition starting as of December 31, 2008 and forward reflects these fair value adjustments and other amounts recorded.

        Principles of Consolidation and Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE). The primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and has the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. Results of operations from VIEs are included from the dates that the Company became the primary beneficiary. All intercompany transactions and balances with consolidated entities are eliminated in consolidation.

        The Company accounts for equity investments over which it exerts significant influence using the equity method of accounting. Non-marketable equity investments where the Company does not exert significant influence are accounted for at cost. Investments accounted for under both the equity method and cost method are included in other assets.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

        The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed (Note 3), the evaluation of other-than-temporary impairment on investment securities (Note 4), the allowance for credit losses (Note 5), purchased credit-impaired loans (Note 5), goodwill impairment (Note 7), pension accounting (Note 16), income taxes (Note 18), fair value of financial instruments (Note 12), and hedge accounting (Note 13).

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

        Trading Account Assets and Liabilities

        Trading account assets are recorded at fair value and include securities that management acquires with the intent to hold for short periods of time in order to take advantage of anticipated changes in fair values or as an accommodation to customers. Substantially all of the securities have a high degree of liquidity and a readily determinable fair value. Interest on trading account assets is included in interest income. Realized gains and losses from the sale of trading account positions and unrealized fair value adjustments are recognized in noninterest income.

        Derivatives included in trading account assets and liabilities are reported at fair value, with changes in fair values included in noninterest income in the period in which the changes occur, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions in the event of bankruptcy. Derivatives included in trading account assets and liabilities are primarily interest rate swaps and options, energy derivative contracts and foreign exchange contracts, entered into either for trading purposes or as an accommodation to customers. Derivatives that are not entered into for trading purposes are classified in other assets or other liabilities.

        Securities

        Securities are classified based on management's intent and recorded on the consolidated balance sheet as of trade date, when acquired in a regular-way trade. Securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities and equity securities with readily determinable fair values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholder's equity until realized.

        Interest income on debt securities classified as either available for sale or held to maturity includes the amortization of premiums and the accretion of discounts using a method that produces a level yield and is included in interest income on securities.

        Debt securities in the available for sale and held to maturity portfolios are subject to impairment testing when their fair value is lower than amortized cost at the end of a reporting period. Unrealized losses are considered other-than-temporarily impaired if the Company intends to sell the security, if it is more likely than

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

not that the Company will be required to sell the security before recovery of its amortized cost basis, or if the Company does not expect to recover the entire amortized cost basis of the security. In determining whether impairment is other than temporary, the Company considers expected cash flows utilizing a number of assumptions such as default rates, reinvestment rates, and business models considering current and projected financial performance and overall economic conditions.

        If the Company intends to sell the debt security, or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the debt security. However, even if the Company does not expect to sell a debt security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss in this case, only the amount of impairment associated with the credit loss is recognized in income and amounts related to factors other than credit losses are recorded in other comprehensive income.

        Marketable equity securities are subject to testing for other-than-temporary impairment when there is a severe or sustained decline in market price below the amount recorded for that investment. The Company considers the issuer's financial condition, capital strength, and near-term prospects in assessing whether other-than-temporary impairment exists. An other-than-temporary impairment results in a write-down recognized in earnings equal to the entire difference between the carrying amount and fair value of the equity security.

        Realized gains and losses on the sale of available for sale securities and credit losses related to other-than-temporary impairment on available for sale and held to maturity securities are included in noninterest income as securities gains, net. The specific identification method is used to calculate realized gains and losses on sales.

        Securities available for sale that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement have been separately identified as pledged as collateral.

        Loans Held for Investment, Purchased Credit-Impaired Loans, Other Acquired Loans and Loans Held for Sale

        Loans held for investment are reported at the principal amounts outstanding, net of charge-offs, unamortized nonrefundable loan fees, direct loan origination costs, purchase premiums and discounts, and a historical fair value adjustment related to the Company's privatization transaction. Where loans are held for investment, the net basis adjustment excluding charge-offs on the loan is generally recognized in interest income on an effective yield basis over the contractual loan term.

        Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest. Loans are generally placed on nonaccrual when such loans have become contractually past due 90 days with respect to principal or interest. Past due status is determined based on the contractual terms of the loan and the number of payment cycles since the last payment date. Interest accruals are continued past 90 days for certain small business loans and consumer installment loans, which are charged off at 120 days. For the commercial loan portfolio segment, interest accruals are also continued for loans that are both well-secured and in the process of collection.

        When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

interest, and such loan is considered to be fully collectible on a timely basis. The Company's policy also allows management to continue the recognition of interest income on certain loans placed on nonaccrual status. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" under which the accrual of interest is suspended and interest income is recognized only when collected. This policy applies to consumer portfolio segment loans and commercial portfolio segment loans that are well-secured and in management's judgment are considered to be fully collectible but the timely collection of payments is in doubt.

        A troubled debt restructuring (TDR) is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a TDR. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding compensation or additional support. The Company measures impairment of a TDR using the methodology described for individually impaired loans (see "Allowance for Loan Losses" below). For the consumer portfolio segment, TDRs are initially placed on nonaccrual and typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

        Loans acquired in a transfer, including business combinations, are recorded at fair value at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for other acquired loans as of the acquisition date.

        For acquired loans where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the loans are accounted for as purchased credit-impaired loans. This guidance requires that the excess of the cash flows initially expected to be collected over the loan's fair value at the acquisition date (i.e., the accretable yield) be accreted into interest income over the loan's estimated remaining life using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and are considered to be accruing. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. We have aggregated substantially all of the purchased credit-impaired loans into pools based on common risk characteristics, which results in the pool becoming the unit of account.

        Subsequent to acquisition of purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions that are reflective of current market conditions. If there is a probable decrease in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If there is a probable and significant increase in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans, which also has the effect of reclassifying a portion of the nonaccretable difference to accretable yield. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        For other acquired loans, the purchase premium or discount is accreted to interest income over the remaining contractual life of the loans when the loans are performing, or immediately upon prepayment.

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

        The Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leveraged leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination of leases, and, applicable for leveraged leases only, net of nonrecourse debt.

        Allowance for Loan Losses

        The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, and the unallocated allowance. Management estimates probable losses inherent in the portfolio based on a loss emergence period. The loss emergence period is the estimated average period of time between a material adverse event affecting the creditworthiness of a borrower and the subsequent recognition of a loss. Updates of the loss emergence period are performed when significant events cause management to reexamine data. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—the commercial segment, consumer segment and purchased credit-impaired loans. The Company further divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial and industrial, commercial mortgage, construction, residential mortgage, home equity and other consumer loans, and purchased credit-impaired loans. While the Company's methodology attributes portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

        For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is calculated by applying loss factors to outstanding loans and most unused commitments, based on the internal risk rating of such loans. Loss factors are based on historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management's evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the computation of the loss factors. Loss factors for individually graded credits are derived from a loan migration application that tracks historical losses over an economic cycle, which management believes captures the inherent losses in our loan portfolio.

        For the consumer portfolio segment, loans are generally pooled by product type with similar risk characteristics. The Company estimates the allowance for loans collectively evaluated for impairment based on forecasted losses. For the purchased credit-impaired segment, we charge the provision for loan losses,

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

resulting in an increase to the allowance for loan losses when there is a probable decrease in cash flows expected to be collected.

        The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. Segment considerations are revised periodically as portfolio and environmental conditions change.

        Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If there is a probable decrease in expected cash flows to be collected after acquisition (other than due to decreases in interest rate indices or changes in voluntary prepayments), the Company charges the provision for loan losses and establishes an allowance for loan losses.

        The Company individually evaluates for impairment larger nonaccruing loans within the commercial portfolio. Residential mortgage and consumer loans are not individually evaluated for impairment unless they represent TDRs. Loans are considered impaired when the evaluation of current information regarding the borrower's financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. The amount of impairment is measured using the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent.

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

        Significant risk characteristics considered in estimating the allowance for credit losses include the following:

  •
  Commercial and industrial—industry specific economic trends and individual borrower financial condition

  •
  Construction and commercial mortgage loans—type of property (i.e., residential, commercial, industrial), geographic concentrations, and risks and individual borrower financial condition

  •
  Residential mortgage and consumer—historical and expected future charge-offs, borrower's credit, property collateral, and loan characteristics

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

        Allowance for Losses on Unfunded Credit Commitments

        The Company maintains an allowance for losses on unfunded credit commitments to absorb losses inherent in those commitments upon funding. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses (see "Allowance for Loan Losses" above) and incorporates an assumption based upon historical experience of likely utilization. The allowance for losses on unfunded credit commitments is classified as other liabilities and the change in this allowance is

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

recognized in noninterest expense. Losses on unfunded credit commitments are identified when exposures committed to customers facing difficulty are drawn upon, and subsequently result in charge-offs.

        Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization, impairment, and fair value adjustments related to the Company's privatization transaction. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset. Lives of premises range from ten to fifty years; lives of furniture, fixtures and equipment range from three to eight years. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter.

        Long-lived assets that are held for use are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined if the expected undiscounted future cash flows of a long-lived asset or group of assets is lower than its carrying amount. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The impairment loss is recognized in noninterest expense. Restoration of a previously recognized impairment loss is prohibited.

        Goodwill and Identifiable Intangible Assets

        Intangible assets represent purchased assets that lack physical substance and can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold, exchanged, or licensed. Intangible assets are recorded at fair value at the date of acquisition.

        Intangible assets that have indefinite lives are tested for impairment at least annually, and more frequently in certain circumstances. Intangible assets that have finite lives, which include core deposit intangibles, customer relationships, non-compete agreements and trade names, are amortized either using the straight-line method or a method that patterns the manner in which the economic benefit is consumed. Intangible assets are amortized over their estimated periods of benefit, which range from three to forty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

        Federal Deposit Insurance Corporation (FDIC) Indemnification Asset

        In conjunction with the FDIC-assisted acquisitions of Frontier and Tamalpais in 2010, the Company entered into loss share agreements with the FDIC. Under the terms of the purchase and assumption and loss share agreements, the FDIC will reimburse the Company for certain losses on the covered assets, subject to specific compliance, servicing, notification and reporting requirements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        At the date of the acquisitions, the Company recorded an indemnification asset at fair value based on the present value of cash flows expected to be collected from the FDIC under the loss share agreements. Subsequent to acquisition, the indemnification asset is accounted for on the same basis as the related FDIC covered assets and is linked to the losses on those assets. The difference between the carrying amount and the undiscounted cash flows that the Company expects to collect from the FDIC is amortized into noninterest income over the life of the FDIC indemnification asset. Any increases in expected cash flows of covered loans due to decreases in expected credit losses are amortized over the lesser of the contractual term of the FDIC loss share agreement and the remaining life of the indemnified assets. Any decreases in cash flows of the covered loans due to increases in expected credit losses will increase the FDIC indemnification asset and adjust the provision for credit losses. At the date of the acquisitions, the Company also recorded a standalone liability for the FDIC's ability to clawback a portion of the loss share reimbursements paid to the Company. Because such consideration is contingently payable to the FDIC, the Company accounts for this liability as a form of contingent consideration that is recorded at fair value through noninterest expense.

        Other Real Estate Owned

        Other real estate owned (OREO) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is initially recorded in other assets at the date physical possession is received at the fair value as established by a current appraisal, adjusted for estimated costs to sell the asset. Any write-down on the date of transfer from loan classification is charged to the allowance for loan losses. Subsequently, OREO is measured at the lower of the acquisition date fair value or fair value less estimated costs to sell the asset. OREO values are reviewed on an ongoing basis and subsequent declines in an individual property's fair value are recognized in earnings in the current period or in certain instances as a charge to the allowance for loan losses. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense.

        Other Investments

        The Company invests in private equity investments, which include direct investments in private companies. These nonmarketable equity investments are initially recorded at cost and are accounted for using the cost or equity method of accounting depending on whether the Company has significant influence over the investee. Under the equity method, the investment is adjusted for the Company's share of the investee's net income or loss for the period. Under the cost method, dividends received are recognized in other noninterest income, and dividends received in excess of the investee's earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are evaluated for other-than-temporary impairment if events or conditions indicate that it is probable that the carrying amount of the investment will not be fully recovered in the foreseeable future. If an investment is determined to be other-than-temporarily impaired, it is written down to its fair value through earnings. Fair value is estimated based on a company's business model, current and projected financial performance, liquidity and overall economic and market conditions. As a practical expedient, fair value can also be estimated using the net asset value (NAV) of the fund. All of these investments are included within other assets and any other-than-temporary impairment is recognized in other noninterest income.

        The Company invests in limited liability partnerships and other entities operating qualified affordable housing projects. These low-income housing credit (LIHC) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and the carrying amount is amortized as an expense over the period of available tax credits and tax benefits under the equity method of accounting through noninterest expense. These investments are reviewed periodically for impairment.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

        The Company invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost. When certain criteria are met, the investment is amortized over the period the tax credits are allocated to provide a constant effective yield, as a component of income tax expense. In other instances, the carrying amount is amortized through noninterest expense over the period of available tax credits and tax benefits under the equity method of accounting. These investments are reviewed periodically for impairment.

        The Company also invests in limited liability entities and trusts that operate renewable energy projects, either directly or indirectly. Tax credits, taxable income and distributions associated with these renewable energy projects may be allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method and are reviewed periodically for impairment, considering projected operating results and realizability of tax credits.

        Derivative Instruments Used in Hedging Relationships

        The Company enters into a variety of derivative contracts as a means of managing the Company's interest rate exposure and designates such derivatives under qualifying hedge relationships. All such derivative instruments are recorded at fair value and are included in other assets or other liabilities, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis in the event of bankruptcy.

        At hedge inception, the Company designates a derivative instrument as: a hedge of the fair value of a recognized asset or liability (i.e., fair value hedge), or a hedge of the variability in the expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (i.e., cash flow hedge).

        Where hedge accounting is applied, the Company formally documents, at hedge inception, its risk management objective and strategy for undertaking the hedge, which includes identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and how the hedge's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the hedging relationship must be expected to be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributed to the hedged risk during the hedge period in order to qualify for hedge accounting.

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

        Transfers of Financial Assets

        Transfers of financial assets in which the Company has surrendered control over the transferred assets are accounted for as sales. Control is generally considered to have been surrendered when the transferred assets

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

have been legally isolated from the Company, the transferee has the right to pledge or exchange the assets without any significant constraints, and the Company has not entered into a repurchase agreement, does not hold significant call options and has not written significant put options on the transferred assets. In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer.

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

        Management evaluates two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to the Company's uncertain tax positions. Management determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. A tax position that meets the "more likely than not" recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Foreign taxes paid are generally applied as credits to reduce U.S. federal income taxes payable. Interest and penalties are recognized as a component of income tax expense.

        Employee Pension and Other Postretirement Benefits

        The Company provides a variety of pension and other postretirement benefit plans for eligible employees and retirees. Provisions for the costs of these employee pension and other postretirement benefit plans are accrued and charged to expense when the benefit is earned.

        Stock-Based Compensation

        The Company grants restricted stock units settled in American Depositary Receipts (ADRs) representing shares of common stock of the Company's ultimate parent company, Mitsubishi UFJ Financial Group, Inc. (MUFG), to employees. Stock-based compensation is measured at fair value on the grant date and is recognized in the Company's results of operations on a straight-line basis over the vesting period. The

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeitures experience.

        Business Combinations

        The Company accounts for all business combinations using the acquisition method of accounting. Except for certain transactions between entities under common control, assets and liabilities acquired are recorded at fair value at the acquisition date, with the excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) recorded as goodwill. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. The recognition at the acquisition date of an allowance for loan losses is not carried over or recorded as of acquisition date, as credit-related factors are incorporated directly into the fair value measurement of the loans.

        Recently Issued Accounting Pronouncements That Are Not Yet Effective

        Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

        In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented. Early adoption is permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability. This guidance is applied prospectively beginning on January 1, 2014 to all unrecognized tax benefits that exist on that date, with retrospective application permitted. Early adoption is also permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

        Accounting for Investments in Qualified Affordable Housing Projects

        In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which amends guidance on the accounting for investments in qualified affordable housing projects and permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, reporting entities amortize the initial cost of the investment in proportion to tax credits and tax benefits received and recognize the amortization as a component of income tax expense. This guidance is effective for public entities for annual periods and interim reporting periods therein, beginning after December 15, 2014, with early adoption permitted. The guidance is required to be applied retrospectively to all periods presented. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations, and expects to adopt the standard in 2014.

        Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

        In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance on when an in substance repossession or foreclosure of residential real estate has occurred and when a creditor should derecognize the consumer mortgage loan and recognize the residential real estate. The guidance clarifies that an in-substance repossession or foreclosure occurs upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the standard requires additional interim and annual disclosures. The guidance is effective for interim and annual periods beginning on January 1, 2015, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

Note 2—Correction of Prior Period Amounts

        During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposit. These errors affected historical periods beginning in 2009 through June 30, 2013. The Company recognized certain noninterest income

Note 2—Correction of Prior Period Amounts (Continued)

amounts in the period in which the market-linked certificates of deposit originated. These amounts should have been deferred and recognized as a reduction of interest expense over the contractual term of the related certificates of deposit. These errors were not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated balance sheet as of December 31, 2012 and the consolidated statements of income and comprehensive income for the years ended December 31, 2012 and 2011, and changes in stockholder's equity for the years ended December 31, 2012 and 2011 have been adjusted to reflect the correction of these errors.

        The following tables show the affected line items within the consolidated financial statements:

Consolidated Statements of Income:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Net interest income
Interest expense—deposits	$233	$(19)	$214	$216	$(12)	$204
Noninterest income
Trading account activities	115	(14)	101	126	(29)	97
Brokerage commissions and fees	44	(5)	39	47	(8)	39
Income before income taxes and including noncontrolling interests	830	(1)	829	1,081	(26)	1,055
Net Income Attributable to UNBC	629	(1)	628	778	(16)	762

Consolidated Balance Sheet and Statements of Changes in Stockholder's Equity:

	December 31, 2012
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Other assets	$4,805	$16	$4,821
Interest bearing deposits	48,777	49	48,826
Other liabilities	2,102	(3)	2,099
Retained earnings	6,875	(30)	6,845

	December 31, 2011			December 31, 2010
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Retained earnings	$6,246	$(29)	$6,217	$5,468	$(13)	$5,455

        Beginning in 2013, fees associated with certain unused commitment balances are classified within credit facility fees in noninterest income. Such fees were previously recorded in loan interest income and totaled $51 million and $48 million for the years ended December 31, 2012 and 2011, respectively. The Company has corrected the prior period presentation to conform to the presentation adopted at the beginning of 2013.

Note 3—Business Combinations

        In December 2012, the Company completed its acquisition of Pacific Capital Bancorp (PCBC), a bank holding company headquartered in Santa Barbara, California, for $1.5 billion in cash.

Note 3—Business Combinations (Continued)

        The following table presents the net assets acquired from PCBC and the purchase accounting adjustments as of the acquisition date. During the year ended December 31, 2013, measurement period adjustments were applied to the acquisition date fair values, which increased goodwill by $23 million. Goodwill was allocated to the Company's reportable business segments as follows: Retail Banking & Wealth Markets, $268 million; Commercial Banking, $104 million; Corporate Banking, $15 million; Investment Banking & Markets, $26 million; and Transaction Banking, $23 million.

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

        Acquisition of PB Capital

        During the second quarter of 2013, the Company acquired PB Capital Corporation's (PB Capital) institutional commercial real estate (CRE) lending division for $3.7 billion in cash. The acquisition expands the Company's CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The assets acquired were recorded at acquisition date fair values of $3.4 billion, resulting in goodwill as of the acquisition date of $227 million, which was allocated to the Company's Commercial Banking reportable business segment. The fair value estimates of the loans acquired are considered provisional and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. During the year ended December 31, 2013, measurement period adjustments were applied to the acquisition date fair values, which increased goodwill by $11 million.

        Other Acquisitions

        In November 2013, we completed the acquisition of First Bank Association Bank Services, a unit of First Bank, which provides a full range of banking services to homeowners associations and community management companies. We acquired approximately $570 million in deposits in this transaction.

        In October 2012, we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits.

 Note 4—Securities

Securities Available for Sale

        At December 31, 2013 and 2012, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	$—	$—	$73
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,194	2	296	8,900
Privately issued	220	4	2	222
Commercial mortgage-backed securities	1,947	8	85	1,870
Collateralized loan obligations	2,670	25	22	2,673
Asset-backed and other	34	1	—	35

Asset Liability Management securities	14,138	40	405	13,773
Other debt securities:
Direct bank purchase bonds	1,968	35	43	1,960
Other	81	—	5	76
Equity securities	7	1	—	8

Total securities available for sale	$16,194	$76	$453	$15,817

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$866	$19	$—	$885
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	13,104	232	3	13,333
Privately issued	445	8	10	443
Commercial mortgage-backed securities	2,863	114	6	2,971
Collateralized loan obligations	1,996	7	44	1,959
Asset-backed and other	145	1	—	146

Asset Liability Management securities	19,419	381	63	19,737
Other debt securities:
Direct bank purchase bonds	1,482	27	71	1,438
Other	156	6	4	158
Equity securities	19	—	—	19

Total securities available for sale	$21,076	$414	$138	$21,352

Note 4—Securities (Continued)

        The Company's securities available for sale with a continuous unrealized loss position at December 31, 2013 and 2012 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$8,508	$293	$147	$3	$8,655	$296
Privately issued	72	2	18	—	90	2
Commercial mortgage-backed securities	1,274	80	58	5	1,332	85
Collateralized loan obligations	1,879	21	10	1	1,889	22
Asset-backed and other	—	—	1	—	1	—

Asset Liability Management securities	11,733	396	234	9	11,967	405
Other debt securities:
Direct bank purchase bonds	537	18	778	25	1,315	43
Other	15	1	34	4	49	5
Equity securities	5	—	—	—	5	—

Total securities available for sale	$12,290	$415	$1,046	$38	$13,336	$453

	December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$1,152	$3	$13	$—	$1,165	$3
Privately issued	32	—	137	10	169	10
Commercial mortgage-backed securities	675	6	—	—	675	6
Collateralized loan obligations	168	1	980	43	1,148	44
Asset-backed and other	32	—	3	—	35	—

Asset Liability Management securities	2,059	10	1,133	53	3,192	63
Other debt securities:
Direct bank purchase bonds	1,019	71	—	—	1,019	71
Other	34	3	13	1	47	4

Total securities available for sale	$3,112	$84	$1,146	$54	$4,258	$138

        At December 31, 2013, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.

        Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation or a government-sponsored enterprise (GSE) such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates

Note 4—Securities (Continued)

and not credit quality. At December 31, 2013, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

        Commercial mortgage-backed securities (CMBS) are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on CMBS resulted from higher market yields since purchase. The Company estimated loss projections for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on the analysis performed as of December 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

        The Company's collateralized loan obligations (CLOs) consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

        Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated loss projections for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2013, the Company expects to recover the entire amortized cost basis of these securities.

Note 4—Securities (Continued)

        The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2013
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	$—	$—	$—	$73
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2	42	602	8,254	8,900
Privately issued	—	—	6	216	222
Commercial mortgage-backed securities	—	—	34	1,836	1,870
Collateralized loan obligations	—	346	547	1,780	2,673
Asset-backed and other	—	27	8	—	35

Asset Liability Management securities	75	415	1,197	12,086	13,773
Other debt securities:
Direct bank purchase bonds	149	288	1,005	518	1,960
Other	—	22	14	40	76

Total debt securities available for sale	$224	$725	$2,216	$12,644	$15,809

        The proceeds from sales of securities available for sale and gross realized gains and losses for the years ended December 31, 2013, 2012 and 2011 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Proceeds from sales	$8,340	$6,845	$4,556
Gross realized gains	190	113	59
Gross realized losses	3	2	—

Note 4—Securities (Continued)

Securities Held to Maturity

        The securities held to maturity consist of CLOs, CMBS and U.S. government and government-sponsored agencies residential mortgage-backed securities. The Company has the positive intent and ability to hold these securities to maturity. At December 31, 2013 and 2012, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$5,065	$7	$77	$4,995	$8	$69	$4,934
Commercial mortgage-backed securities	1,606	—	92	1,514	3	12	1,505

Total securities held to maturity	$6,671	$7	$169	$6,509	$11	$81	$6,439

	December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$997	$5	$—	$1,002	$12	$—	$1,014
Collateralized loan obligations	118	—	17	101	20	—	121

Total securities held to maturity	$1,115	$5	$17	$1,103	$32	$—	$1,135

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

        On September 30, 2012, the Company transferred certain of its CLOs with a carrying amount of $1.1 billion from held to maturity to available for sale, due to a significant increase in the risk weights of debt securities used for regulatory capital purposes under rules proposed by the U.S. federal banking agencies in June 2012. The final rules were adopted by the U.S. federal banking agencies in July 2013. These regulatory capital changes were not foreseeable when the Company initially transferred the CLOs from available for sale to held to maturity during the first quarter of 2009. Accordingly, the Company no longer intends to hold these securities to maturity. The carrying amount of the CLOs immediately prior to the transfer on September 30, 2012, totaled $1.1 billion, which included $301 million of unrealized losses in unamortized OCI. Following the transfer, the securities were recorded at fair value, with an unrealized loss of $62 million recorded in OCI.

Note 4—Securities (Continued)

        The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2013 and 2012 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$3,873	$76	$68	$54	$1	$1	$3,927	$77	$69
Commercial mortgage-backed securities	1,016	46	10	489	46	2	1,505	92	12

Total securities held to maturity	$4,889	$122	$78	$543	$47	$3	$5,432	$169	$81

December 31, 2012
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
Collateralized loan obligations	$—	$—	$—	$121	$17	$—	$121	$17	$—

        The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2013
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$4	$4	$—	$—	$4,991	$4,930	$4,995	$4,934
Commercial mortgage-backed securities	—	—	835	834	679	671	1,514	1,505

Total securities held to maturity	$4	$4	$835	$834	$5,670	$5,601	$6,509	$6,439

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

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At December 31, 2013, the Company had $6.1 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. These available for sale securities have been pledged to secure borrowings of $0.7 billion, to support unrealized losses on derivative transactions reported in trading liabilities of $0.2 billion and to secure public and trust department deposits of $5.2 billion.

Note 4—Securities (Continued)

        At December 31, 2013 and 2012, the Company accepted securities as collateral for secured lending that it is permitted by contract to sell or repledge of $10 million (none of which has been repledged) and $19 million (none of which has been repledged), respectively.

Note 5—Loans and Allowance for Loan Losses

        The following table provides the outstanding balances of loans at December 31, 2013 and 2012.

	December 31,
(Dollars in millions)	2013	2012
Loans held for investment:
Commercial and industrial	$23,528	$20,827
Commercial mortgage	13,092	9,939
Construction	905	627
Lease financing	854	1,104

Total commercial portfolio	38,379	32,497

Residential mortgage	25,547	22,705
Home equity and other consumer loans	3,280	3,647

Total consumer portfolio	28,827	26,352

Total loans held for investment, before purchased credit-impaired loans	67,206	58,849
Purchased credit-impaired loans(1)	1,106	1,185

Total loans held for investment(2)	68,312	60,034
Allowance for loan losses	(568)	(653)

Loans held for investment, net	$67,744	$59,381

(1)
Includes $251 million and $421 million as of December 31, 2013 and December 31, 2012, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $15 million and $24 million as of December 31, 2013 and December 31, 2012, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.

(2)
Includes $88 million and $5 million at December 31, 2013 and December 31, 2012, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Note 5—Loans and Allowance for Loan Losses (Continued)

        Allowance for Loan Losses

        The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	18	(29)	—	(33)	(44)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(8)	—	(8)
Loans charged off	(44)	(30)	(3)	—	(77)
Recoveries of loans previously charged off	29	4	12	—	45

Allowance for loan losses, end of period	$421	$69	$1	$77	$568

	For the Year Ended December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(25)	78	—	(25)	28
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(3)	—	(3)
Decrease (increase) in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Loans charged off	(88)	(95)	(13)	—	(196)
Recoveries of loans previously charged off	57	3	5	—	65

Allowance for loan losses, end of period	$418	$124	$1	$110	$653

Note 5—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2011
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$683	$185	$25	$298	$1,191
(Reversal of) provision for loan losses	(74)	37	—	(163)	(200)
(Reversal of) provision for FDIC covered loan losses not subject to FDIC indemnification	—	—	(2)	—	(2)
Decrease (increase) in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Other(1)	16	—	—	—	16
Loans charged off	(217)	(87)	(3)	—	(307)
Recoveries of loans previously charged off	66	3	2	—	71

Allowance for loan losses, end of period	$474	$138	$17	$135	$764

(1)
Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization on October 1, 2011, in which BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company (BTMUT), to the Company.

        The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2013 and 2012.

	December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$19	$20	$—	$—	$39
Collectively evaluated for impairment	402	49	—	77	528
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$421	$69	$1	$77	$568

Loans held for investment:
Individually evaluated for impairment	$266	$339	$3	$—	$608
Collectively evaluated for impairment	38,113	28,488	—	—	66,601
Purchased credit-impaired loans	—	—	1,103	—	1,103

Total loans held for investment	$38,379	$28,827	$1,106	$—	$68,312

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24	$18	$—	$—	$42
Collectively evaluated for impairment	394	106	—	110	610
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$418	$124	$1	$110	$653

Loans held for investment:
Individually evaluated for impairment	$330	$292	$5	$—	$627
Collectively evaluated for impairment	32,167	26,060	—	—	58,227
Purchased credit-impaired loans	—	—	1,180	—	1,180

Total loans held for investment	$32,497	$26,352	$1,185	$—	$60,034

        Nonaccrual and Past Due Loans

        The following table presents nonaccrual loans as of December 31, 2013 and 2012.

	December 31,
(Dollars in millions)	2013	2012
Commercial and industrial	$44	$48
Commercial mortgage	51	65

Total commercial portfolio	95	113

Residential mortgage	286	306
Home equity and other consumer loans	46	56

Total consumer portfolio	332	362

Total nonaccrual loans, before purchased credit-impaired loans	427	475
Purchased credit-impaired loans	15	30

Total nonaccrual loans	$442	$505

Troubled debt restructured loans that continue to accrue interest	$367	$401

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$225	$209

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables show an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of December 31, 2013 and 2012.

	December 31, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,310	$66	$6	$72	$24,382
Commercial mortgage	13,004	68	20	88	13,092
Construction	891	14	—	14	905

Total commercial portfolio	38,205	148	26	174	38,379

Residential mortgage	25,342	114	91	205	25,547
Home equity and other consumer loans	3,238	23	19	42	3,280

Total consumer portfolio	28,580	137	110	247	28,827

Total loans held for investment, excluding purchased credit-impaired loans	$66,785	$285	$136	$421	$67,206

	December 31, 2012
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$21,861	$68	$2	$70	$21,931
Commercial mortgage	9,869	57	13	70	9,939
Construction	622	5	—	5	627

Total commercial portfolio	32,352	130	15	145	32,497

Residential mortgage	22,351	181	173	354	22,705
Home equity and other consumer loans	3,584	44	19	63	3,647

Total consumer portfolio	25,935	225	192	417	26,352

Total loans held for investment, excluding purchased credit-impaired loans	$58,287	$355	$207	$562	$58,849

        Loans 90 days or more past due and still accruing totaled $5 million and $1 million at December 31, 2013 and 2012, respectively. Purchased credit-impaired loans that are 90 days or more past due and still accruing totaled $124 million at both December 31, 2013 and 2012.

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

Note 5—Loans and Allowance for Loan Losses (Continued)

which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

        The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $213 million and $365 million covered by FDIC loss share agreements, at December 31, 2013 and 2012, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	December 31, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,346	$576	$313	$24,235
Construction	879	14	—	893
Commercial mortgage	12,562	142	228	12,932

Total commercial portfolio	36,787	732	541	38,060
Purchased credit-impaired loans	48	204	362	614

Total	$36,835	$936	$903	$38,674

	December 31, 2012
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$20,961	$438	$380	$21,779
Construction	610	17	—	627
Commercial mortgage	9,298	194	248	9,740

Total commercial portfolio	30,869	649	628	32,146
Purchased credit-impaired loans	21	153	301	475

Total	$30,890	$802	$929	$32,621

        The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $38 million and $57 million of loans covered by FDIC loss share agreements, at December 31, 2013 and 2012, respectively.

	December 31, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$25,261	$286	$25,547
Home equity and other consumer loans	3,234	46	3,280

Total consumer portfolio	28,495	332	28,827
Purchased credit-impaired loans	242	—	242

Total	$28,737	$332	$29,069

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$22,399	$306	$22,705
Home equity and other consumer loans	3,591	56	3,647

Total consumer portfolio	25,990	362	26,352
Purchased credit-impaired loans	288	—	288

Total	$26,278	$362	$26,640

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

        The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at December 31, 2013 and 2012. These tables exclude loans covered by FDIC loss share agreements, as discussed above. Loan balances at December 31, 2012 exclude loans serviced by others. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2013
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$19,614	$5,301	$459	$25,374
Home equity and other consumer loans	2,283	839	81	3,203

Total consumer portfolio	21,897	6,140	540	28,577
Purchased credit-impaired loans	94	135	15	244

Total	$21,991	$6,275	$555	$28,821

Percentage of total	76%	22%	2%	100%

(1)
Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2012
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$17,103	$4,666	$395	$22,164
Home equity and other consumer loans	2,464	986	122	3,572

Total consumer portfolio	19,567	5,652	517	25,736
Purchased credit-impaired loans	106	172	10	288

Total	$19,673	$5,824	$527	$26,024

Percentage of total	76%	22%	2%	100%

(1)
Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2013
	LTV ratios
(Dollars in millions)	Less than 80 Percent	80-100 Percent	Greater than 100 Percent	No LTV Available(1)	Total
Residential mortgage	$23,209	$1,884	$228	$53	$25,374
Home equity loans	2,487	362	202	52	3,103

Total consumer portfolio	25,696	2,246	430	105	28,477
Purchased credit-impaired loans	152	57	31	—	240

Total	$25,848	$2,303	$461	$105	$28,717

Percentage of total	90%	8%	2%	—%	100%

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

        Troubled Debt Restructurings

        The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2013 and 2012. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $43 million and $33 million in commitments to lend

Note 5—Loans and Allowance for Loan Losses (Continued)

additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2013 and 2012, respectively.

	December 31,
(Dollars in millions)	2013	2012
Commercial and industrial	$212	$215
Commercial mortgage	38	64
Construction	—	35

Total commercial portfolio	250	314

Residential mortgage	315	271
Home equity and other consumer loans	24	21

Total consumer portfolio	339	292

Total restructured loans, excluding purchased credit-impaired loans(1)	$589	$606

(1)
Amounts exclude $3 million and $4 million of TDRs covered by FDIC loss share agreements at December 31, 2013 and 2012, respectively.

        In 2013, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications in the year ended December 31, 2013 and $20 million in charge-offs related to TDR modifications in 2012. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

        The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date the restructuring occurred during the years ended December 31, 2013 and 2012.

	For the Year Ended December 31, 2013		For the Year Ended Decemeber 31, 2012
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$161	$158	$154	$147
Commercial mortgage	70	69	22	21
Construction	—	—	7	7

Total commercial portfolio	231	227	183	175

Residential mortgage	104	103	159	151
Home equity and other consumer loans	9	8	31	19

Total consumer portfolio	113	111	190	170

Total	$344	$338	$373	$345

(1)
Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)
Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 5—Loans and Allowance for Loan Losses (Continued)

        Amounts above exclude TDRs covered by FDIC loss share agreements with pre-modification and post-modification balances of $5 million and $4 million, respectively, for the year ended December 31, 2012. There were no restructurings related to loans covered by FDIC loss share agreements for the year ended December 31, 2013.

        The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2013 and 2012, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2013	2012
Commercial and industrial	$10	$3
Commercial mortgage	2	1
Construction	—	15

Total commercial portfolio	12	19

Residential mortgage	16	34
Home equity and other consumer loans	2	—

Total consumer portfolio	18	34

Total	$30	$53

        For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.

        Loan Impairment

        Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, commercial mortgage loans portfolios and loans modified in a TDR. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables show information about impaired loans by class as of December 31, 2013 and 2012.

	December 31, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$117	$104	$221	$16	$121	$114
Commercial mortgage	33	12	45	3	36	15

Total commercial portfolio	150	116	266	19	157	129

Residential mortgage	220	95	315	20	236	108
Home equity and other consumer loans	4	20	24	—	4	34

Total consumer portfolio	224	115	339	20	240	142

Total, excluding purchased credit-impaired loans	374	231	605	39	397	271
Purchased credit-impaired loans	2	1	3	—	2	6

Total	$376	$232	$608	$39	$399	$277

	December 31, 2012
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$156	$64	$220	$24	$167	$64
Commercial mortgage	15	60	75	—	18	70
Construction	—	35	35	—	—	38

Total commercial portfolio	171	159	330	24	185	172

Residential mortgage	186	85	271	18	199	97
Home equity and other consumer loans	3	18	21	—	3	31

Total consumer portfolio	189	103	292	18	202	128

Total, excluding purchased credit-impaired loans	360	262	622	42	387	300
Purchased credit-impaired loans	—	4	4	—	1	14

Total	$360	$266	$626	$42	$388	$314

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2013, 2012 and 2011 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	Years Ended December 31,
	2013		2012		2011
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$243	$14	$201	$12	$185	$6
Commercial mortgage	53	9	107	1	191	1
Construction	8	3	44	2	56	3

Total commercial portfolio	304	26	352	15	432	10

Residential mortgage	293	10	221	8	117	6
Home equity and other consumer loans	22	1	7	1	2	—

Total consumer portfolio	315	11	228	9	119	6

Total, excluding purchased credit-impaired loans	619	37	580	24	551	16
Purchased credit-impaired loans	4	—	8	1	16	1

Total	$623	$37	$588	$25	$567	$17

        In 2013 and 2012, the Company transferred a net $592 million and $308 million of loans from held for investment to held for sale, respectively. The Company sold $627 million and $318 million in loans during 2013 and 2012, respectively.

        Loans Acquired in Business Combinations

        The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans at December 31, 2013 and 2012.

(Dollars in millions)	December 31, 2013	December 31, 2012
Total outstanding balance	$1,733	$2,155
Carrying amount	1,091	1,161

Note 5—Loans and Allowance for Loan Losses (Continued)

        The accretable yield for purchased credit-impaired loans for the years ended December 31, 2013, 2012, and 2011 was as follows:

	For the Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Accretable yield, beginning of period	$590	$424	$231
Additions	31	171	—
Accretion	(336)	(297)	(192)
Reclassifications from nonaccretable difference during the period	93	292	385

Accretable yield, end of period	$378	$590	$424

        Loan Concentrations

        The Company's most significant concentration of credit risk within its loan portfolio includes residential real estate mortgage loans, loans made to the real estate industry sector, primarily to construction companies and real estate developers and operators, loans made to the power and utilities sector, and loans made to the oil and gas sector. At December 31, 2013, the Company had $26 billion in residential mortgage loans, primarily in California, and $14 billion, $5 billion, and $4 billion in loans made to the real estate industry sector, power and utilities sector, and manufacturing sector, respectively. The Company also had an additional $5 billion, $8 billion, and $4 billion in unfunded commitments to extend credit to customers in the real estate industry, power and utilities, and manufacturing sectors, respectively.

Note 6—Premises and Equipment and Other Assets

        Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2013 and 2012, the amounts were as follows:

	December 31,
	2013				2012
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization		Net Book Value	Cost	Accumulated Depreciation and Amortization		Net Book Value
Land	$154	$	(—)	$154	$155	$	(—)	$155
Premises	621		(328)	293	689		(386)	303
Leasehold improvements	298		(218)	80	342		(242)	100
Furniture, fixtures and equipment	670		(509)	161	709		(557)	152

Total	$1,743		$(1,055)	$688	$1,895		$(1,185)	$710

Note 6—Premises and Equipment and Other Assets (Continued)

        Rental, depreciation and amortization expenses were as follows:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Rental expense of premises	$111	$85	$86
Less: rental income	9	8	8

Net rental expense	$102	$77	$78

Depreciation and amortization of premises and equipment	$110	$102	$101

        Future minimum lease payments at December 31, 2013 were as follows:

(Dollars in millions)	2013
Years ending December 31,:
2014	$111
2015	107
2016	99
2017	87
2018	73
Thereafter	229

Total minimum lease payments	$706

Minimum rental income due in the future under subleases	$2

        The Company's leases are for land, branch or office space. A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. These leases are generally renewable and may in certain cases contain provisions and options to expand or contract space, renew or terminate the lease or purchase the leased premises at predetermined contractual dates. In addition, escalation clauses may exist, which are tied to either a predetermined rate or may change based on a specified percentage increase or the Consumer Price Index.

        At December 31, 2013 and 2012, the Company had a liability of $6 million for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated in cases where management has sufficient information to estimate the obligation's fair value.

        Other Assets

        The following table shows the balances of other assets as of December 31, 2013 and 2012.

(Dollars in millions)	December 31, 2013	December 31, 2012
Other investments	$2,211	$1,574
Prepaid expenses	509	173
Intangible assets	290	376
OREO	57	111
Other	1,787	2,587

Total other assets	$4,854	$4,821

 Note 7—Goodwill and Other Intangible Assets

        As a result of the acquisition of PCBC, the Company recorded goodwill, core deposit intangible assets, customer relationship intangible assets, and other intangibles assets totaling $436 million, $29 million, $10 million, and $6 million, respectively. The core deposit and customer relationship intangible assets will be amortized over approximately 10 years based upon the total economic benefits received. As a result of the acquisition of PB Capital, the Company recorded goodwill and intangibles assets totaling $238 million and less than $1 million, respectively. As a result of the acquisition of First Bank Association Bank Services, the Company recorded goodwill of $30 million. See Note 3 to these consolidated financial statements for information on the Company's business combinations.

        Goodwill

        The changes in the carrying amount of goodwill during 2013 and 2012 are shown in the table below.

(Dollars in millions)	2013	2012
Goodwill, beginning of year	$2,942	$2,457
Net change from business combinations	286	485

Goodwill, end of year	$3,228	$2,942

        As discussed in Note 23, Business Segments, the composition of the Company's reportable segments, including goodwill reporting units, was revised during the fourth quarter of 2013. Goodwill was reassigned to the new reporting units using a relative fair value allocation.

        For impairment testing, goodwill was assigned to the following operating segments at December 31, 2013:

(Dollars in millions)	2013
Retail Banking & Wealth Markets	$1,527
Commercial Banking	1,034
Corporate Banking	149
Transaction Banking	251
Investment Banking & Markets	253
Asian Corporate Banking	14

Goodwill, end of year	$3,228

        For impairment testing, goodwill was assigned to the following operating segments at December 31, 2012:

(Dollars in millions)	2012
Retail Banking	$1,474
Corporate Banking	1,454
Pacific Rim	14

Goodwill, end of year	$2,942

        The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of April 1, 2013 and 2012, and no impairment was recognized. The Company also performed an impairment test of goodwill as of October 1, 2013 as a result of the reassignment of goodwill to the new reporting segments discussed above, and no impairment was recognized.

Note 7—Goodwill and Other Intangible Assets (Continued)

        Intangible Assets

        The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$667	$(530)	$137	$669	$(479)	$190
Trade names	114	(16)	98	114	(12)	102
Customer relationships	63	(22)	41	75	(17)	58
Other	25	(11)	14	23	(6)	17

Subtotal—intangibles with a definite useful life	869	(579)	290	881	(514)	367
Other intangibles with an indefinite useful life	—	—	—	9	—	9

Total intangibles	$869	$(579)	$290	$890	$(514)	$376

        Total amortization expense for 2013, 2012 and 2011 was $65 million, $81 million and $99 million, respectively. Amortization expense for 2011 included an impairment loss of $7 million.

        Estimated future amortization expense at December 31, 2013 is as follows:

(Dollars in millions)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2014	$39	$4	$5	$3	$51
2015	30	3	5	3	41
2016	18	3	5	3	29
2017	14	3	5	2	24
2018	7	3	4	1	15
Thereafter	29	82	17	2	130

Total estimated amortization expense	$137	$98	$41	$14	$290

Note 8—Variable Interest Entities

        In the normal course of business, the Company has certain financial interests in entities which have been determined to be VIEs. Generally, a VIE is a corporation, partnership, trust or other legal structure where the equity investors do not have substantive voting rights, an obligation to absorb the entity's losses or the right to receive the entity's returns, or the ability to direct the significant activities of the entity. The following discusses the Company's consolidated and unconsolidated VIEs.

Note 8—Variable Interest Entities (Continued)

Consolidated VIEs

        The following tables present the assets and liabilities of consolidated VIEs recorded on the Company's consolidated balance sheet at December 31, 2013.

	December 31, 2013
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Long-Term Debt	Total Liabilities
LIHC investments	$9	$—	$262	$271	$4	$4
Leasing investments	1	750	8	759	—	—

Total consolidated VIEs	$10	$750	$270	$1,030	$4	$4

        LIHC Investments

        The Company sponsors, manages and syndicates two LIHC investment fund structures. These investments are designed to generate a return primarily through the realization of U.S. federal tax credits and deductions. The Company is considered a primary beneficiary and has consolidated these investments because the Company has the power to direct activities that most significantly impact the funds' economic performances and also has the obligation to absorb losses of the funds that could potentially be significant to the funds. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company's creditors do not have any recourse to the assets of the consolidated LIHC investments.

        Leasing Investments

        The Company has leasing investments primarily in the wind, rail and coal industries. The Company is considered the primary beneficiary and has consolidated these investments because the Company has the power to direct the activities of these entities that significantly impact the entities' economic performances. The Company also has the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of these entities.

Unconsolidated VIEs

        The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at December 31, 2013. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	December 31, 2013
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$122	$158	$1,000	$1,280	$445	$445	$1,280
Leasing investments	—	—	704	704	—	—	704
Other investments	—	15	12	27	—	—	27

Total unconsolidated VIEs	$122	$173	$1,716	$2,011	$445	$445	$2,011

Note 8—Variable Interest Entities (Continued)

        LIHC Investments

        The Company makes investments in partnerships and funds formed by third parties. The primary purpose of the partnerships and funds is to invest in low-income housing units and distribute tax credits and tax benefits associated with the underlying properties to investors. The Company is a limited partner investor and is allocated tax credits and deductions, but has no voting or other rights to direct the activities of the funds, and therefore is not considered the primary beneficiary and does not consolidate these investments.

        Leasing Investments

        The unconsolidated VIEs related to leasing investments are primarily renewable energy investments. Through its subsidiaries, the Company makes equity investments in LLCs established by a third party sponsor. The LLCs are created to operate and manage wind, solar, hydroelectric and cogeneration power plant projects. Power generated by the projects is sold to third parties through long-term purchase power agreements. As a limited investor member, the Company is allocated production tax credits and taxable income or losses associated with the projects. The Company has no voting or other rights to direct the activities of the LLCs, and therefore is not considered the primary beneficiary and does not consolidate these entities.

        Other Investments

        Through a subsidiary, the Company has mezzanine debt investments and direct equity investments in structures formed by third parties. The Company has no voting or other rights to direct the activities of the investments that would most significantly impact the entities' performance, and therefore is not considered the primary beneficiary and does not consolidate these entities.

Note 9—Deposits

        At December 31, 2013, the Company had $4.2 billion in interest bearing time deposits with a remaining term of greater than one year, of which $3.4 billion related to deposits of $100,000 and over. Maturity information for all interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in millions)	December 31, 2013
Due after one year through two years	$1,023
Due after two years through three years	1,291
Due after three years through four years	998
Due after four years through five years	794
Due after five years	44

Total	$4,150

Note 10—Commercial Paper and Other Short-Term Borrowings

        The following is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2013	December 31, 2012
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.07% and 0.96% at December 31, 2013 and December 31, 2012, respectively	$39	$123
Commercial paper, with weighted average interest rates of 0.19% and 0.20% at December 31, 2013 and December 31, 2012, respectively	2,524	1,240

Total commercial paper and other short-term borrowings	$2,563	$1,363

Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$359	$1,471
Average balance during the year	263	441
Weighted average interest rate during the year	0.12%	0.21%
Commercial paper:
Maximum outstanding at any month end	$3,655	$2,837
Average balance during the year	2,393	1,981
Weighted average interest rate during the year	0.18%	0.27%
Other borrowed funds:
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$—	$2,500
Average balance during the year	—	739
Weighted average interest rate during the year	—%	0.27%
Term federal funds purchased:
Maximum outstanding at any month end	$269	$270
Average balance during the year	50	51
Weighted average interest rate during the year	0.15%	0.18%
All other borrowed funds:
Maximum outstanding at any month end	$—	$36
Average balance during the year	45	42
Weighted average interest rate during the year	1.71%	0.89%

        In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2016. For additional information regarding the Company's revolving credit facility with BTMU, see Note 22 to our Consolidated Financial Statements included in this Form 10-K.

        At December 31, 2013, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 2 days. The commercial paper outstanding had a weighted average remaining maturity of 76 days.

 Note 11—Long-Term Debt

        Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2013	December 31, 2012
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$397
Subordinated debt:
Fixed rate 5.25% notes due December 2013	—	406
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.63% at December 31, 2013	300	—
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.60% at December 31, 2013 and 2.66% at December 31, 2012	66	66

Total debt issued by UnionBanCal Corporation	763	869

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from February 2015 to February 2016. These notes bear a combined weighted-average rate of 2.55% at December 31, 2013 and 1.39% at December 31, 2012	$800	$2,100
Fixed rate 2.125% notes due December 2013	—	399
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.19% at December 31, 2013 and 1.26% at December 31, 2012	300	300
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 1.50% notes due September 2016	499	—
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.00% at December 31, 2013	500	—
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	4	6
Subordinated debt:
Fixed rate 5.95% notes due May 2016	718	729
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.45% at December 31, 2013	750	—
Capital lease obligations with a combined weighted average interest rate of 4.88% at December 31, 2013 and 4.72% at December 31, 2012(1)	15	21

Total debt issued by Union Bank, N.A. and other subsidiaries	5,784	4,753

Total long-term debt	$6,547	$5,622

(1)
Long-term debt assumed through PCBC acquisition

Note 11—Long-Term Debt (Continued)

        Senior Debt

        On September 26, 2013, the Bank issued $500 million in aggregate principal amount of Floating Rate Senior Bank Notes due 2016 (2016 Floating Rate Notes), $500 million in aggregate principal amount of 1.50 percent Senior Bank Notes due 2016 (2016 Fixed Rate Notes), and $1 billion in aggregate principal amount of 2.625 percent Senior Bank Notes due 2018 (2018 Fixed Rate Notes) together with the 2016 Floating Rate Notes and the 2016 Fixed Rate Notes (Senior Notes). The 2016 Floating Rate Notes were issued to purchasers at a price of 100 percent of their principal amount. The 2016 Fixed Rate Notes were issued to purchasers at a price of 99.746 percent of their principal amount. The 2018 Fixed Rate Notes were issued to purchasers at a price of 99.977 percent of their principal amount.

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

        The net proceeds from the sale of the Senior Notes have been used by the Bank for general corporate purposes in the ordinary course of its banking business. The Senior Notes were issued as part of the Bank's $8 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing the Senior Notes, there is $2.7 billion available for issuance under the program.

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

        On June 18, 2012, the Company issued $400 million in aggregate principal amount of its 3.50 percent Senior Notes due 2022 (2022 Senior Notes). The 2022 Senior Notes were issued at a purchase price of 99.20 percent. The 2022 Senior Notes bear interest at the rate of 3.50 percent per year payable semi-annually and mature on June 18, 2022. The Company may, at its option at any time, redeem the 2022 Senior Notes, in whole or in part, at a redemption price equal to the greater of (1) 100 percent of the principal amount of the 2022 Senior Notes to be redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2022 Senior Notes to be redeemed, discounted

Note 11—Long-Term Debt (Continued)

to the date of redemption on a semi-annual basis at a certain treasury rate plus 30 basis points, plus accrued interest to the date of redemption. The 2022 Senior Notes are senior unsecured obligations of the Company and rank senior to all of its existing and future subordinated debt and rank equally in right of payment with all of its existing and future unsecured and unsubordinated debt. However, the 2022 Senior Notes are structurally subordinated to all indebtedness of the Company's subsidiaries, including the Bank and its Senior Notes.

        The Bank borrows periodically from the Federal Home Loan Bank of San Francisco (FHLB) on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. At December 31, 2013, the $800 million in FHLB advances had a weighted average remaining maturity of approximately 22 months. As of December 31, 2013 and 2012, the Bank had pledged loans and securities of $50.8 billion and $44.5 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and FHLB.

        Junior subordinated debt payable to trusts

        The junior subordinated debt payable to trusts was assumed from our PCBC acquisition. These trusts were formed for the sole purpose of issuing preferred securities to third party investors. The proceeds from issuing the preferred securities were used by the trusts to purchase junior subordinated debt issued by PCBC prior to the acquisition. The junior subordinated debt qualifies as Tier 1 risk-based capital under Federal Reserve guidelines.

        Subordinated Debt due to BTMU

        On June 28, 2013, the Bank borrowed $750 million from BTMU under a subordinated debt agreement. The subordinated debt bears interest at a rate of three-month LIBOR plus 1.2 percent, payable quarterly, and will mature on June 28, 2023. The terms and conditions of the agreement are equivalent to those which would apply in a similar transaction with a non-related party. The Bank may prepay the subordinated debt prior to the stated maturity in whole or in part on or after June 28, 2018, but only if the Bank obtains prior written approval of the Office of the Comptroller of the Currency (OCC). The subordinated debt due to BTMU is a junior obligation to the Bank's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.

        On December 27, 2013, the Company borrowed $300 million from BTMU under a subordinated debt agreement. The subordinated debt bears interest equal to a per annum rate of three-month LIBOR plus 1.38 percent, payable quarterly, and matures on December 27, 2023. The terms and conditions of the agreement are equivalent to those which would apply in a similar transaction with a non-related party. The Company may prepay the subordinated debt prior to the stated maturity date in whole or in part on or after December 27, 2018 but only if the Company obtains the prior written approval of the Federal Reserve. The subordinated debt due to BTMU is a junior obligation of the Company's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments

        Valuation Methodologies

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading liabilities.

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

        Valuation Processes

        The Company has established a Valuation Committee (VC) to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The VC's responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The VC reports to the Company's Risk & Capital Committee and meets at least quarterly.

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

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

  Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. These securities are classified as Level 1 and include exchange traded equities. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. These securities are classified as Level 2 and include U.S. government-sponsored agencies, residential mortgage-backed securities and CMBS, CLOs, and certain other debt securities. If no market prices or broker quotes are available, internal pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. When pricing model valuations use significant unobservable inputs, the securities are classified as Level 3. These other debt securities primarily include direct bank purchase bonds. The valuation of these securities are based upon a return on equity method, which incorporates a market-required return on capital, probability of default and loss severity.

  Other assets:    Other assets include interest rate hedging contracts and other risk management derivatives; see discussion below on derivatives.

  Derivatives:    The Company's derivatives are primarily traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to reflect counterparty credit quality and to consider the creditworthiness of the Company. These derivatives, which are included in trading account assets, trading account liabilities, other assets and other liabilities are generally classified as Level 2. Trading account assets and trading account liabilities include Level 3 derivatives comprised of embedded derivatives contained in market-linked CDs and perfectly matched over-the-counter options, whose fair value is obtained through unadjusted third party broker quotes, which incorporate significant unobservable inputs.

  Trading Account Liabilities:    Trading account liabilities are recorded at fair value and primarily consist of securities sold, not yet purchased and derivatives. See discussion above on derivatives valuation. Securities sold, not yet purchased consist of U.S. Government securities and are classified as Level 2, which utilize the same valuation methodology as trading account securities.

  Other Liabilities:    The fair value of the Company's FDIC clawback liability is determined using a discounted cash flow model with significant unobservable inputs, which include probability of default and loss severity. The FDIC clawback liability is classified as Level 3.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Nonrecurring Fair Value Measurements:

  Individually Impaired Loans:    Individually impaired loans are valued at the time the loan is identified as impaired based on the present value of the remaining expected cash flows. Because the discount factor applied is based on the loan's original effective yield rather than a current market rate, that present value does not represent fair value. However, as a practical expedient, an impaired loan may be measured based on a loan's observable market price or the underlying collateral securing the loan (provided the loan is collateral dependent), which does approximate fair value. Collateral may be real estate or business assets, including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and management's knowledge of the client and the client's business. The loan's market price is determined using market pricing for similar assets, adjusted for management judgment. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Impaired loans that are adjusted to fair value based on underlying collateral or the loan's market price are classified as Level 3.

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

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, by major category and by valuation hierarchy level.

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$8	$—	$—	$8
U.S. government-sponsored agencies	—	116	—	—	116
State and municipal	—	5	—	—	5
Other loans	—	140	—	—	140
Interest rate derivative contracts	1	705	7	(212)	501
Commodity derivative contracts	—	67	9	(66)	10
Foreign exchange derivative contracts	1	30	2	(18)	15
Equity derivative contracts	—	—	253	(197)	56

Total trading account assets	2	1,071	271	(493)	851
Securities available for sale:
U.S. government-sponsored agencies	—	73	—	—	73
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	8,900	—	—	8,900
Privately issued	—	222	—	—	222
Commercial mortgage-backed securities	—	1,870	—	—	1,870
Collateralized loan obligations	—	2,673	—	—	2,673
Asset-backed and other	—	35	—	—	35
Other debt securities:
Direct bank purchase bonds	—	—	1,960	—	1,960
Other	—	18	58	—	76
Equity securities	8	—	—	—	8

Total securities available for sale	8	13,791	2,018	—	15,817

Other assets:
Interest rate hedging contracts	—	8	—	—	8
Other derivative contracts	—	1	1	—	2

Total other assets	—	9	1	—	10

Total assets	$10	$14,871	$2,290	$(493)	$16,678

Percentage of Total	—%	89%	14%	(3)%	100%
Percentage of Total Company Assets	—%	14%	2%	—%	16%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$606	$—	$(379)	$230
Commodity derivative contracts	—	53	8	(33)	28
Foreign exchange derivative contracts	1	26	2	(11)	18
Equity derivative contracts	—	—	254	—	254
Securities sold, not yet purchased	—	10	—	—	10

Total trading account liabilities	4	695	264	(423)	540
Other liabilities:
FDIC clawback liability	—	—	96	—	96
Interest rate hedging contracts	—	13	—	—	13
Other derivative contracts	—	1	3	—	4

Total other liabilities	—	14	99	—	113

Total liabilities	$4	$709	$363	$(423)	$653

Percentage of Total	1%	109%	55%	(65)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$1	$—	$—	$1
U.S. government-sponsored agencies	—	113	—	—	113
State and municipal	—	15	—	—	15
Commercial paper	—	10	—	—	10
Interest rate derivative contracts	—	1,075	—	(87)	988
Commodity derivative contracts	—	137	30	(127)	40
Foreign exchange derivative contracts	1	65	3	(28)	41
Equity derivative contracts	—	—	103	(103)	—

Total trading account assets	1	1,416	136	(345)	1,208
Securities available for sale:
U.S. government-sponsored agencies	—	885	—	—	885
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	13,333	—	—	13,333
Privately issued	—	443	—	—	443
Commercial mortgage-backed securities	—	2,971	—	—	2,971
Collateralized loan obligations	—	1,959	—	—	1,959
Asset-backed and other		146			146
Other debt securities:
Direct bank purchase bonds	—	—	1,438	—	1,438
Other	—	97	61	—	158
Equity securities	19	—	—	—	19

Total securities available for sale	19	19,834	1,499	—	21,352
Other assets:
Interest rate hedging contracts	—	28	—	(24)	4
Other derivative contracts	—	1	—	(1)	—

Total other assets	—	29	—	(25)	4

Total assets	$20	$21,279	$1,635	$(370)	$22,564

Percentage of Total	—%	94%	7%	(1)%	100%
Percentage of Total Company Assets	—%	22%	1%	—%	23%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$5	$1,004	$—	$(407)	$602
Commodity derivative contracts	—	110	30	(42)	98
Foreign exchange derivative contracts	1	61	3	—	65
Equity derivative contracts	—	—	103	—	103
Securities sold, not yet purchased	—	27	—	—	27

Total trading account liabilities	6	1,202	136	(449)	895
Other liabilities:
FDIC clawback liability	—	—	92	—	92
Other derivative contracts	—	—	3	—	3

Total other liabilities	—	—	95	—	95

Total liabilities	$6	$1,202	$231	$(449)	$990

Percentage of Total	1%	121%	23%	(45)%	100%
Percentage of Total Company Liabilities	—%	2%	—%	(1)%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012. Level 3 available for sale securities at December 31, 2013 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. In the first quarter of 2012, the Company, based on its analysis, transferred its U.S. Treasury and U.S.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

government-sponsored agency securities from Level 1 to Level 2 and certain of its derivative contracts from Level 2 to Level 3.

	For the Years Ended
	December 31, 2013					December 31, 2012
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$136	$1,499	$—	$(136)	$(95)	$—	$48	$—	$(51)
Total gains (losses) (realized/unrealized):
Included in income before taxes	119	—	—	(120)	(4)	(18)	—	18	(41)
Included in other comprehensive income	—	28	—	—	—	—	(35)	—	—
Purchases/additions	24	700	1	—	—	8	1,619	—	(3)
Sales	—	(14)	—	(16)	—	—	—	(8)	—
Settlements	(8)	(195)	—	8	—	(7)	(133)	7	—
Transfers into Level 3	—	—	—	—	—	153	—	(153)	—

Asset (liability) balance, end of period	$271	$2,018	$1	$(264)	$(99)	$136	$1,499	$(136)	$(95)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$119	$—	$—	$(120)	$(4)	$(18)	$—	$18	$(41)

        The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2013.

	December 31, 2013
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,960	Return on equity	Market-required return on capital	8.0 - 10.0%	9.7%
			Probability of default	0.0 - 25.0%	0.6%
			Loss severity	10.0 - 75.0%	32.8%
Other liabilities:
FDIC clawback liability	$96	Discounted cash flow	Probability of default	0.1 - 100.0%	60.4%
			Loss severity	0.0 - 100.0%	39.5%

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

        Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012 that were still held on the consolidated balance sheet as of the respective

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2013
					Loss for the Year Ended December 31, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$59	$—	$—	$59	$(47)
Other assets:
OREO	21	—	—	21	(11)
Private equity investments	—	—	—	—	(5)

Total	$80	$—	$—	$80	$(63)

	December 31, 2012
					Loss for the Year Ended December 31, 2012
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$119	$—	$—	$119	$(88)
Other assets:
OREO	53	—	—	53	(27)
Private equity investments	—	—	—	—	(2)

Total	$172	$—	$—	$172	$(117)

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

        Financial instruments for which their carrying amounts do not approximate fair value include securities held to maturity, loans, FDIC indemnification asset, interest bearing deposits with stated maturities, certain other short-term borrowings, long-term debt and off-balance sheet instruments.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        Securities held to maturity:    The fair value of U.S. government agency and government-sponsored agencies residential mortgage backed securities, CMBS and CLOs classified as held to maturity are based on unadjusted third party pricing service prices.

        Loans:    The fair value of purchased credit-impaired loans was estimated using a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, term of loan, performance status and current discount rates. The fair values of mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other loans were estimated based upon the type of loan and maturity and were determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings and include adjustments for liquidity premiums.

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

        Long-term debt:    The fair value of senior and subordinated debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes. The fair value of junior subordinated debt payable to trusts was estimated using market quotes of similar securities.

        Off-balance sheet instruments:    Commitments to extend credit and issued standby and commercial letters of credit are instruments that generate ongoing fees, which are recognized over the term of the commitment period. In situations where the credit quality of the counterparty to a commitment has declined, the Company records a reserve. A reasonable estimate of the fair value of these instruments is the carrying amount of deferred fees plus the related reserve.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of December 31, 2013 and 2012.

	December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,203	$6,203	$6,203	$—	$—
Securities held to maturity	6,509	6,439	—	6,439	—
Loans held for investment, net of allowance for loan losses(1)	66,898	68,132	—	—	68,132
FDIC indemnification asset	141	95	—	—	95
Other assets	3	3	—	—	3
Liabilities
Deposits	$80,101	$80,228	$—	$80,228	$—
Commercial paper and other short-term borrowings	2,563	2,563	—	2,563	—
Long-term debt	6,547	6,709	—	6,709	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$273	$273	$—	$—	$273

(1)
Excludes lease financing, net of related allowance.

	December 31, 2012
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,491	$5,491	$5,491	$—	$—
Securities held to maturity	1,103	1,135	—	1,135	—
Loans held for investment, net of allowance for loan losses(1)	58,284	59,613	—	—	59,613
FDIC indemnification asset	338	151	—	—	151
Other assets	3	3	—	—	3
Liabilities
Deposits	$74,304	$74,524	$—	$74,524	$—
Commercial paper and other short-term borrowings	1,363	1,363	—	1,363	—
Long-term debt	5,622	5,861	—	5,861	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$262	$262	$—	$—	$262

(1)
Excludes lease financing, net of related allowance.

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging

        The Company enters into certain derivative and other financial instruments primarily to assist customers with their risk management objectives and to manage the Company's exposure to interest rate risk. When entering into derivatives on behalf of customers the Company generally acts as a financial intermediary by offsetting a significant portion of the market risk for these derivatives with third parties. The Company may also enter into derivatives for other risk management purposes and, subject to certain limits, may take market risk when buying and selling derivatives for its own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value.

        Counterparty credit risk is inherent in derivative instruments. In order to reduce its exposure to counterparty credit risk, the Company utilizes credit approvals, limits, monitoring procedures and master netting and collateral support annex (CSA) agreements. Additionally, the Company considers the potential loss in the event of counterparty default in estimating the fair value amount of the derivative instrument.

        The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated and qualifying as hedging instruments as of December 31, 2013 and 2012, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2013			December 31, 2012
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$4,300	$8	$13	$8,400	$28	$—	(1)
Not designated and qualifying as hedging instruments:
Trading
Interest rate contracts	44,427	713	609	37,790	1,075	1,009
Commodity contracts	5,714	76	61	5,595	167	140
Foreign exchange contracts	5,645	33	29	4,593	69	65
Equity contracts	4,027	253	254	3,631	103	103
Other contracts	140	—	—	—	—	—

Total Trading	59,953	1,075	953	51,609	1,414	1,317
Other risk management	185	2	4	109	1	3

Total derivative instruments	$64,438	$1,085	$970	$60,118	$1,443	$1,320

(1)
Amount recongized was less than $1 million.

        We recognized net losses of $6 million and $7 million on other risk management derivatives for the years ended December 31, 2013 and 2012, respectively, which are included in other noninterest income.

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        Derivatives Designated and Qualifying as Hedging Instruments

        The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and future debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. During the years ended December 31, 2013 and 2012 the Company did not have fair value hedges.

        Cash Flow Hedges

        The Company used interest rate swaps with a notional amount of $4.3 billion at December 31, 2013 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At December 31, 2013, the weighted average remaining life of the active cash flow hedges was approximately 4.02 years.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At December 31, 2013, the Company expects to reclassify approximately $69 million of income from accumulated other comprehensive income to net interest income during the year ending December 31, 2014. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2013.

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
(Dollars in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Derivatives in cash flow hedging relationships
			Interest income	$44	$17
Interest rate contracts	$29	$82	Interest expense	(1)	(2)	Noninterest expense(1)	$—	$—

Total	$29	$82		$43	$15		$—	$—

(1)
Amount recognized was less than $1 million.

        Derivatives Not Designated and Qualifying as Hedging Instruments

        Trading Derivatives

        Derivative instruments classified as trading include both derivatives entered into as an accommodation for customers and, subject to certain limits, for the Company's own account. Trading derivatives are included in trading assets or trading liabilities with changes in fair value reflected in income from trading account activities.

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

        The following table presents the amount of the net gains and losses reported in the consolidated statements of income under the heading trading account activities for derivative instruments classified as trading for the twelve months ended December 31, 2013 and 2012:

	Gain (Loss) Recognized in Income on Derivative Instruments
	For the Years Ended
(Dollars in millions)	December 31, 2013	December 31, 2012
Trading derivatives:
Interest rate contracts	$30	$56
Equity contracts	—	14
Foreign exchange contracts	18	22
Commodity contracts	2	5

Total	$50	$97

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

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following tables present the offsetting of financial assets and liabilities as of December 31, 2013 and 2012:

	December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,085	$493	$592	$79	$—	$513
Securities purchased under resale agreements	10	—	10	10	—	—

Total	$1,095	$493	$602	$89	$—	$513

Financial Liabilities:
Derivative liabilities	$970	$423	$547	$144	$—	$403
Securities sold under repurchase agreements	8	—	8	8	—	—

Total	$978	$423	$555	$152	$—	$403

	December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,443	$370	$1,073	$21	$2	$1,050
Securities purchased under resale agreements	19	—	19	19	—	—

Total	$1,462	$370	$1,092	$40	$2	$1,050

Financial Liabilities:
Derivative liabilities	$1,320	$449	$871	$491	$121	$259
Securities sold under repurchase agreements	5	—	5	5	—	—

Total	$1,325	$449	$876	$496	$121	$259

 Note 14—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2011:
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(5)	$2	$(3)
Less: Reclassification adjustment for net (gains) losses on hedges included in net income	11	(4)	7

Net change	6	(2)	4

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	204	(80)	124
Reclassification adjustment for net (gains) losses on securities available for sale included in net income	(58)	23	(35)
Less: accretion of fair value adjustment on securities available for sale	(5)	2	(3)
Less: accretion of fair value adjustment on held to maturity securities	(29)	11	(18)
Less: amortization of net unrealized (gains) losses on held to maturity securities	104	(41)	63

Net change	216	(85)	131

Foreign currency translation adjustment	(1)	—	(1)

Pension and other benefits:
Amortization of transition amount	1	—	1
Recognized net actuarial gain (loss)(1)	51	(20)	31
Pension and other benefits arising during the year	(491)	193	(298)

Net change(1)	(439)	173	(266)

Net change in accumulated other comprehensive loss	$(218)	$86	$(132)

For the Year Ended December 31, 2012:
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$82	$(32)	$50
Less: Reclassification adjustment for net (gains) losses on hedges included in net income	(15)	6	(9)

Net change	67	(26)	41

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	187	(74)	113
Reclassification adjustment for net (gains) losses on securities available for sale included in net income	(107)	42	(65)
Reclassification of unrealized (gains) losses on held to maturity securities transferred to securities available for sale	301	(118)	183
Less: accretion of fair value adjustment on securities available for sale	(9)	4	(5)
Less: accretion of fair value adjustment on held to maturity securities	(24)	9	(15)
Less: amortization of net unrealized (gains) losses on held to maturity securities	90	(35)	55

Net change	438	(172)	266

Foreign currency translation adjustment	2	(1)	1

Pension and other benefits:
Amortization of transition amount	1	(1)	—
Recognized net actuarial gain (loss)(1)	99	(39)	60
Pension and other benefits arising during the year	(121)	48	(73)

Net change(1)	(21)	8	(13)

Net change in accumulated other comprehensive loss	$486	$(191)	$295

For the Year Ended December 31, 2013:
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$29	$(11)	$18
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(43)	17	(26)

Net change	(14)	6	(8)

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(401)	157	(244)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(178)	70	(108)
Less: accretion of fair value adjustment on securities available for sale	(75)	30	(45)
Less: accretion of fair value adjustment on held to maturity securities	(12)	5	(7)
Less: amortization of net unrealized (gains) losses on held to maturity securities	(137)	54	(83)

Net change	(803)	316	(487)

Foreign currency translation adjustment	(7)	3	(4)

Pension and other benefits:
Recognized net actuarial gain (loss)(1)	116	(46)	70
Pension and other benefits arising during the year	526	(207)	319

Net change(1)	642	(253)	389

Net change in accumulated other comprehensive loss	$(182)	$72	$(110)

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 16 to these consolidated financial statements.

Note 14—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(21)	$(238)	$1	$(419)	$(677)
Other comprehensive income before reclassifications	(3)	166	(1)	—	162
Amounts reclassified from accumulated other comprehensive loss	7	(35)	—	(266)	(294)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)

Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Other comprehensive income before reclassifications	50	148	1	—	199
Amounts reclassified from accumulated other comprehensive loss	(9)	118	—	(13)	96

Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)

Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	18	(379)	(4)	—	(365)
Amounts reclassified from accumulated other comprehensive loss	(26)	(108)	—	389	255

Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)

Note 15—Management Stock Plans

        UnionBanCal Corporation Stock Bonus Plan (Stock Bonus Plan)

        Effective as of April 27, 2010, the Company adopted the Stock Bonus Plan. Under the Stock Bonus Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the Stock Bonus Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions.

        Under the Stock Bonus Plan, the restricted stock unit participants do not have dividend rights, voting rights or other stockholder rights. The grant date fair value of these awards is equal to the closing price of the MUFG ADRs on date of grant.

Note 15—Management Stock Plans (Continued)

        The following table is a summary of the Stock Bonus Plan:

Grant Date	Units Granted	Fair Value of Stock	Vesting Duration	Pro-rata Vesting Date
April 15, 2011	4,754,105	4.69	3 years	April 15
July 15, 2011	180,740	4.94	3 years	July 15
April 15, 2012	4,816,795	4.78	3 years	April 15
July 15, 2012	74,175	4.72	3 years	July 15
April 15, 2013	3,656,340	6.66	3 years	April 15
July 15, 2013	78,725	6.67	3 years	July 15

        The following table is a rollforward of the restricted stock units under the Stock Bonus Plan for the years ended December 31, 2013 and 2012.

	Restricted Stock Units
	2013	2012
Units outstanding, beginning of year	8,857,884	7,138,334
Activity during the year:
Granted	3,735,065	4,890,970
Vested	(4,325,661)	(2,920,392)
Forfeited	(416,271)	(251,028)

Units outstanding, end of year	7,851,017	8,857,884

        The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Compensation costs	$21	$18	$15
Tax benefit	8	7	6
Unrecognized compensation costs	27	26	22

Note 16—Employee Pension and Other Postretirement Benefits

        Retirement Plan

        The Company maintains the Union Bank Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for the Pension Plan after one year of service and become fully vested after five years of service. Effective October 1, 2012, the Company established a new cash balance plan formula for all future eligible employees. Participants receive annual pay credits based on eligible pay multiplied by a percentage determined by their age and years of service. Participants also receive an annual interest credit. Employees become vested upon completing three years of vesting service. The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

        Other Postretirement Benefits

        General

        The Company maintains the Union Bank Employee Health Benefit Plan, which is a qualified plan and in part provides certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as "Other Benefits Plan." The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25 to 50 percent, depending on the retiree's age and length of service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts.

        The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2013 and 2012.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets, beginning of year	$2,019	$1,757	$210	$172
Actual return on plan assets	391	254	37	23
Acquisition	—	—	—	16
Employer contributions	380	150	12	13
Plan participants' contributions	—	—	7	6
Benefits paid	(74)	(142)	(21)	(20)

Fair value of plan assets, end of year	$2,716	$2,019	$245	$210

        The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation strategy favors equities, with a target allocation of 63 percent in equity securities, 25 percent in debt securities, and 12 percent in real estate investments. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70 percent in equity securities and 30 percent in debt securities. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.

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

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

allocation policy and taking into account the prevailing economic and regulatory climate and practices of other companies both within and outside our industry.

        The following table provides the fair value by level within the fair value hierarchy of the Company's period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 12 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$28	$—	$28
U.S. Government securities	—	230	—	230
Corporate bonds	—	364	—	364
Equity securities	233	—	—	233
Real estate funds	—	—	242	242
Limited partnerships	—	134	22	156
Common collective funds	—	60	—	60
Mutual funds	1,407	—	—	1,407
Other	(1)	28	—	27

Total Plan Investments	$1,639	$844	$264	$2,747

Accrued dividends and interest receivable				4
Net pending trades				(35)

Total Plan Assets				$2,716

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$42	$—	$42
U.S. Government securities	—	214	—	214
Corporate bonds	—	243	—	243
Equity securities	158	—	—	158
Real estate funds	—	—	156	156
Limited partnerships	—	114	18	132
Common collective funds	—	58	—	58
Mutual funds	1,008	—	—	1,008
Other	—	16	—	16

Total Plan Investments	$1,166	$687	$174	$2,027

Accrued dividends and interest receivable				3
Net pending trades				(11)

Total Plan Assets				$2,019

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

	Level 3 Assets for Year Ended December 31, 2013
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2013	$156	$18	$174
Unrealized gains (losses)	18	—	18
Purchases, issuances, sales, and settlements, net	68	4	72

Ending balance—December 31, 2013	$242	$22	$264

	Level 3 Assets for Year Ended December 31, 2012
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2012	$136	$12	$148
Unrealized gains (losses)	7	1	8
Purchases, issuances, sales, and settlements, net	13	5	18

Ending balance—December 31, 2012	$156	$18	$174

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$2	—	$2
U.S. Government securities	—	33	—	33
Corporate bonds	—	19	—	19
Municipal bonds	—	1	—	1
Mutual funds	133	—	—	133
Pooled separate account	—	63	—	63

Total Plan Investments	$133	$118	$—	$251

Net pending trades				(6)

Total Plan Assets				$245

	December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$9	$—	$9
U.S. Government securities	—	24	—	24
Corporate bonds	—	17	—	17
Municipal bonds	—	1	—	1
Mutual funds	109	—	—	109
Pooled separate account	—	40	—	40
Other	—	16	—	16

Total Plan Investments	$109	$107	$—	$216

Net pending trades				(6)

Total Plan Assets				$210

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

        A description of the valuation methodologies used to determine the fair value of the Plans' assets included within the tables above is as follows:

        Cash and Cash Equivalents

        Cash and cash equivalents include short-term investments of government securities and other debt securities with remaining maturities of less than three months. These short-term investments are classified as Level 2 measurements based on unadjusted prices for similar securities in an active market.

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

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

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

        The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2013 and 2012. In addition, the table sets forth the over (under) funded status at December 31, 2013 and 2012. This pension benefits table does not include the obligations for the Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2013	2012	2013	2012
Accumulated benefit obligation	$2,046	$2,161

Change in benefit obligation
Benefit obligation, beginning of year	$2,394	$2,135	$293	$270
Service cost	87	77	14	14
Interest cost	99	101	11	12
Plan participants' contributions	—	—	7	6
Actuarial loss	(243)	223	(34)	9
Medicare Part D employer subsidy	—	—	—	2
Benefits paid	(74)	(142)	(21)	(20)

Benefit obligation, end of year	2,263	2,394	270	293
Fair value of plan assets, end of year	2,716	2,019	245	210

Over (Under) funded status	$453	$(375)	$(25)	$(83)

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

        The following table illustrates the changes that were reflected in accumulated other comprehensive income during 2013, 2012 and 2011. Pension benefits do not include the ESBPs.

	Pension Benefits	Other Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Transition Assets	Net Actuarial (Gain) Loss
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2010	$595	$3	$78
Arising during the year	465	—	18
Recognized in net income during the year	(44)	(2)	(6)

Balance, December 31, 2011	$1,016	$1	$90

Arising during the year	115	—	(2)
Recognized in net income during the year	(89)	(1)	(8)

Balance, December 31, 2012	$1,042	$—	$80

Arising during the year	(468)	—	(56)
Recognized in net income during the year	(107)	—	(7)

Balance, December 31, 2013	$467	$—	$17

        At December 31, 2013 and 2012, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2013
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$467	$184	$283	$17	$7	$10

Pension and other benefits adjustment	467	184	283	17	7	10

Executive Supplemental Benefits Plans
Net actuarial loss	26	10	16	—	—	—

Executive supplemental benefits plans adjustment	26	10	16	—	—	—

Pension and other benefits adjustment	$493	$194	$299	$17	$7	$10

	December 31, 2012
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,042	$410	$632	$80	$32	$48

Pension and other benefits adjustment	1,042	410	632	80	32	48

Executive Supplemental Benefits Plans
Net actuarial loss	29	11	18	—	—	—

Executive supplemental benefits plans adjustment	29	11	18	—	—	—

Pension and other benefits adjustment	$1,071	$421	$650	$80	$32	$48

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

        The Company expects to make a $100 million cash contribution to the Pension Plan in 2014.

        Estimated Future Benefit Payments and Subsidies

        The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits	Medicare Part D Subsidies
Years ending December 31,
2014	$82	$15	$1
2015	89	16	1
2016	97	16	1
2017	105	18	1
2018	113	18	1
Years 2019 - 2023	682	103	6

        The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Discount rate in determining net periodic benefit cost	4.20%	4.70%	3.90%	4.50%
Discount rate in determining benefit obligations at year end	4.90	4.20	4.60	3.90
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	7.50	7.50	7.50	7.50

	Pension Benefits			Other Benefits			Superannuation, SERP(1) and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$87	$77	$58	$14	$14	$11	$1	$2	$1
Interest cost	99	101	98	11	12	13	3	2	4
Expected return on plan assets	(166)	(147)	(147)	(15)	(13)	(14)	—	—	—
Amortization of transition amount	—	—	—	—	1	2	—	—	—
Recognized net actuarial loss	107	89	44	7	8	6	2	2	1

Total net periodic benefit cost	$127	$120	$53	$17	$22	$18	$6	$6	$6

(1)
Supplemental Executives Retirement Plan (SERP).

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

        At December 31, 2013 and 2012, the following amounts were forecasted to be recognized in 2014 and 2013 net periodic benefit costs, respectively.

	Years Ended December 31,
	2014		2013
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$55	$—	$109	$6

Amounts to be reclassified from accumulated other comprehensive loss	$55	$—	$109	$6

        The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2013	2012	2011
Healthcare cost trend rate assumed for next year	7.71%	8.31%	8.90%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	5.00%
Year the rate reaches the ultimate trend rate	2021	2021	2018

        The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	33	(28)

        Executive Supplemental Benefit Plans

        The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $85 million and $88 million at December 31, 2013 and 2012, respectively.

        Section 401(k) Savings Plans

        The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 25 percent of their pre-tax covered compensation or up to 10 percent of their after-tax covered compensation through salary deductions to a combined maximum of 25 percent. The Company contributes 50 percent of every pre-tax dollar an employee contributes up to the first 6 percent of the employee's pre-tax covered compensation. Employees are fully vested in the employer's contributions immediately. In addition, the Company may make a discretionary annual profit-sharing contribution up to 2.5 percent of an employee's pay. This profit-sharing contribution is for all eligible employees, regardless of whether an employee is participating in the 401(k) plan, and is dependent upon the Company's annual financial performance. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $32 million, $29 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

 Note 17—Other Noninterest Income and Other Noninterest Expense

        The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Other investment income	33	44	35
All other noninterest income	(24)	(28)	10

Total other noninterest income	$9	$16	$45

        The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Software	$83	$70	$66
LIHC investment amortization	76	63	69
Advertising and public relations	61	57	45
Communications	45	39	42
Data processing	36	36	39
Other	150	198	147

Total other noninterest expense	$451	$463	$408

Note 18—Income Taxes

        The following table is an analysis of the effective tax rate.

	Years Ended December 31,
	2013	2012	2011
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	5	6	7
Tax-exempt interest income	(1)	(1)	(1)
Tax credits	(13)	(10)	(10)
Change in estimate to the valuation of FDIC covered assets	—	—	(2)
Other	(3)	(3)	—

Effective tax rate	23%	27%	29%

Note 18—Income Taxes (Continued)

        The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Taxes currently payable:
Federal	$79	$93	$105
State	43	32	67
Foreign	12	14	8

Total currently payable	134	139	180

Taxes deferred:
Federal	71	62	101
State	(8)	20	28
Foreign	(2)	(1)	(1)

Total deferred	61	81	128

Total income tax expense	$195	$220	$308

        The components of the Company's net deferred tax balances as of December 31, 2013 and 2012 were as follows.

	December 31,
(Dollars in millions)	2013	2012
Deferred tax assets:
Allowance for loan and unfunded credit commitment losses	$287	$338
Accrued expense, net	216	131
Unrealized losses on pension and post retirement benefits	204	456
Unrealized net losses on securities available for sale	262	—
Fair value adjustments for valuation of FDIC covered assets	183	218
Other	97	108

Total gross deferred tax assets	1,249	1,251
Valuation allowance	—	(10)

Total deferred tax assets	1,249	1,241
Deferred tax liabilities:
Leasing	698	688
Intangible assets	105	119
Pension liabilities	363	251
Other	17	123

Total deferred tax liabilities	1,183	1,181

Net deferred tax asset	$66	$60

        At December 31, 2013, we had net operating loss and tax credit carry forwards for which related deferred tax assets of $69.2 million and $36.4 million, respectively, were recorded. The net operating loss and tax credit carry forwards expire in varying amounts through 2033.

        Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that no valuation allowance is required.

Note 18—Income Taxes (Continued)

        The changes in unrecognized tax positions were as follows.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Balance, beginning of year	$269	$274	$233
Gross increases as a result of tax positions taken during prior periods	1	7	53
Gross decreases as a result of tax positions taken during prior periods	(256)	(13)	(13)
Gross increases as a result of tax positions taken during current period	2	1	1

Balance, end of year	$16	$269	$274

        The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $12 million, $113 million and $115 million at December 31, 2013, 2012 and 2011, respectively.

        The Company recognizes interest and penalties as a component of income tax expense. For 2013 and 2012, the Company reversed $12 million and $14 million of gross interest and penalties as a benefit to income tax expense, respectively. For 2011, we recognized in income tax expense $12 million of gross interest and penalties. As of December 31, 2013, 2012 and 2011, we have accrued $3 million, $15 million, and $29 million of gross interest and penalties, respectively.

        During 2012, we concluded our trial in the U.S. Court of Federal Claims related to tax refund claims for leveraged lease transactions that we entered into in 1998 and 1999. On October 4, 2013, the court rendered its opinion denying our refund claim and, as a result, our liability for unrecognized tax positions decreased by $97 million. Also, during 2013, Union Bank executed a Settlement Agreement (the Settlement) with the California Franchise Tax Board with respect to tax years 2004 - 2007. The Settlement covered a number of issues relating to the allocation and calculation of taxable income to California. In addition, as a result of the Settlement, the Company recorded a decrease in its unrecognized tax positions of $159 million.

        The Company is subject to U.S. federal income tax as well as various state and foreign income taxes. With limited exception, the Company is not open to examination for periods before 2008 by U.S. federal and state taxing authorities.

Note 19—Regulatory Capital Requirements

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies such as the Company. The Bank is subject to laws and regulations that limit the amount of dividends it can pay to the Company.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2013, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10 percent for the Total risk-based

Note 19—Regulatory Capital Requirements (Continued)

capital ratio, 6 percent for the Tier 1 risk-based capital ratio and 5 percent for the Tier 1 leverage ratio. Furthermore, management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

        As a result of a recent regulatory communication, which clarified the treatment of certain off-balance sheet credit exposures included in risk-weighted assets, the Company updated the methodologies applied to the calculation of its regulatory capital ratios. The Company applied the new methodology beginning with the Company's December 31, 2012 capital ratios. As a result, the Tier 1 risk-based capital ratio decreased from 12.44 percent to 11.91 percent and the Total risk-based capital ratio decreased from 13.93 percent to 13.34 percent at December 31, 2012. The methodologies applied to the computation of Union Bank's capital ratios were not affected. The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes
(Dollars in millions)	Amount	Ratio	Amount		Ratio
Capital Ratios for the Company:
As of December 31, 2013:
Tier 1 capital (to risk-weighted assets)	$11,471	12.41%	≥	$3,696	≥	4.0%
Total capital (to risk-weighted assets)	13,499	14.61	≥	7,393	≥	8.0
Tier 1 leverage(1)	11,471	11.27	≥	4,073	≥	4.0
As of December 31, 2012:
Tier 1 capital (to risk-weighted assets)	$9,864	11.91%	≥	$3,314	≥	4.0%
Total capital (to risk-weighted assets)	11,048	13.34	≥	6,628	≥	8.0
Tier 1 leverage(1)	9,864	11.18	≥	3,531	≥	4.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

	Actual		For Capital Adequacy Purposes				To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio	Amount		Ratio		Amount		Ratio
Capital Ratios for the Bank:
As of December 31, 2013:
Tier 1 capital (to risk-weighted assets)	$11,274	12.94%	≥	$3,485	≥	4.0%	≥	$5,228	≥	6.0%
Total capital (to risk-weighted assets)	12,990	14.91	≥	6,970	≥	8.0	≥	8,713	≥	10.0
Tier 1 leverage(1)	11,274	11.13	≥	4,051	≥	4.0	≥	5,063	≥	5.0
As of December 31, 2012:
Tier 1 capital (to risk-weighted assets)	$9,192	11.68%	≥	$3,147	≥	4.0%	≥	$4,720	≥	6.0%
Total capital (to risk-weighted assets)	10,362	13.17	≥	6,294	≥	8.0	≥	7,867	≥	10.0
Tier 1 leverage(1)	9,162	10.51	≥	3,498	≥	4.0	≥	4,373	≥	5.0

(1)
Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Note 20—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends

        Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $398 million and $412 million at December 31, 2013 and 2012, respectively.

        As of December 31, 2013 and 2012, loans of $50.2 billion and $43.6 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and FHLB, to secure public and trust department deposits, and for repurchase agreements as required by contract or law. See Note 4 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral.

Note 20—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends (Continued)

        The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10 percent of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20 percent of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 19 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2013, $242 million remained outstanding on 24 Bankers Commercial Corporation notes payable to the Bank. The respective notes were fully collateralized with equipment lease assets pledged by Bankers Commercial Corporation.

        The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.

Note 21—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's commitments.

(Dollars in millions)	December 31, 2013
Commitments to extend credit	$33,107
Issued standby and commercial letters of credit	5,881
Other commitments	206

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At December 31, 2013, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded credit commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2013, the current exposure to loss under these contracts totaled $13.8 million, and the maximum potential exposure to loss in the future was estimated at $45.2 million.

        The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. In addition, management believes the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on the Company's consolidated financial condition, operating results or liquidity.

Note 22—Related Party Transactions

        The Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2013, 2012 and 2011, such transactions included, but were not limited to, purchases and sales of loans, purchases and sales of interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, investment advice and management, customer referrals, facility leases, and administrative and trust services. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2016. As of December 31, 2013, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement. Under a similar arrangement, BTMU reimburses the Company for services the Company provides to BTMU. The Company incurred expenditures related to the implementation of Basel II, which were reimbursed by BTMU, of $19 million, $39 million and $42 million in 2013, 2012 and 2011, respectively.

        During the fourth quarter of 2013, the Company received a $1.2 billion common equity contribution from BTMU and also issued $300 million of subordinated debt to BTMU. During the second quarter of 2013, the Bank issued $750 million of subordinated debt to BTMU. See Note 11 to these consolidated financial statements for more information on subordinated debt due to BTMU.

        Effective October 1, 2011, BTMU transferred its trust company, BTMUT, to the Company. This transaction had the effect of increasing the Company's assets by $990 million, which mainly consisted of cash and due from banks, loans and leveraged leases. The Company also assumed BTMUT's liabilities, which

Note 22—Related Party Transactions (Continued)

included short-term borrowings of $38 million. The Company's Tier 1 common capital increased by $783 million.

        At December 31, 2013 and 2012, the Company had derivative contracts totaling $735 million and $415 million, respectively, in notional balances, with $7 million and $10 million in net unrealized losses with BTMU and its affiliates in 2013 and 2012, respectively. In 2013, 2012 and 2011, the Company recorded noninterest income of $33 million, $21 million and $18 million, respectively, and noninterest expenses of $13 million, $18 million and $12 million, respectively, for fees paid, revenue sharing and facility and staff arrangements. In 2013, the Company also recorded reimbursements for facility and staff arrangements of $31 million as a reduction of noninterest expense, primarily related to the reimbursement from BTMU for expenditures related to the implementation of Basel II.

        The Company may extend credit to BTMU, in the form of daylight overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2013 and 2012.

Note 23—Business Segments

        During the fourth quarter 2013, the composition of the Company's reporting segments were revised to reflect a new internal management structure resulting from the BTMU Americas Holdings business integration initiative announced in 2013. The Company now has five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to current period presentation. Below is a detailed description of these reportable segments.

Retail Banking & Wealth Markets

        Retail Banking & Wealth Markets offers a range of banking products and services to individuals and small businesses, including high net worth individuals and institutional clients, delivered generally through a network of branches, private banking offices, ATMs, broker mortgage referrals, telephone services, and web-based and mobile banking applications. These products and services include mortgages, home equity lines of credit, consumer and commercial loans, deposit accounts, financial planning and investments.

        The Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.

        The Community Banking Division serves its customers through 359 full-service branches in California and 45 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Community Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of consumer financing and investment services; and products including credit cards.

        The Wealth Markets Division serves its customers through the Private Bank; UnionBanc Investment Services LLC (UBIS), a subsidiary of Union Bank and a registered broker-dealer and investment advisor; and Asset Management which includes HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor. Wealth Markets provides investment management and advisory services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to the unaffiliated HighMark Funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.

Note 23—Business Segments (Continued)

Commercial Banking

        Commercial Banking provides credit products including commercial loans, and accounts receivable, inventory, project, trade and real estate financing to corporate customers with revenues generally less than $2 billion. Commercial Banking also offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments.

        Commercial Banking is comprised of five main divisions: Western Markets, which serves companies primarily in California, Oregon and Washington; Petroleum, which serves oil and gas companies; Expansion Markets, which serves clients nationally, outside of the western states, and also targets certain defined industries such as entertainment and technology; Specialized Products, which focuses on specific industries on a national basis including commercial finance, funds finance, environmental services, non-profits, healthcare, and transportation, aerospace and defense; and Real Estate Industries, which serves professional real estate investors and developers. Additionally, through its Community Development Finance unit, tax credit investments are made in affordable housing projects, as well as construction and permanent financing.

Corporate Banking

        Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, Corporate Banking offers its customers a range of noncredit services, which include global treasury management and capital market solutions, and foreign exchange and various interest rate risk and commodity risk management products.

Transaction Banking

        Transaction Banking works alongside the Company's other segments to provide working capital management and asset servicing solutions, including deposits and treasury management, trade finance, and institutional trust and custody, to the Company's customers. This segment also manages the digital banking channels for retail, small business, wealth management and commercial clients, as well as commercial product development. The client base consists of financial institutions, corporations, government agencies, insurance companies, mutual funds, investment managers and non-profit organizations.

Investment Banking & Markets

        Investment Banking & Markets, which includes Global Capital Markets, works with the Company's other segments to provide customers structured credit services, including project finance; foreign exchange, interest rate and energy risk management solutions; and to facilitate merchant and investment banking-related transactions. Additionally, the segment's leasing arm provides lease and other financing services to corporate customers.

Other

        "Other" includes the Asian Corporate Banking segment, Corporate Treasury and the impact of certain corporate activities. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM,

Note 23—Business Segments (Continued)

wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Form 10-K.

        Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and the FDIC covered assets.

        The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike U.S. GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The fund transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The activity-based costing methodology allocates certain indirect costs, such as operations and technology expense, to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. The Company periodically changes or updates its management accounting methodologies in the normal course of business. Beginning with third quarter 2013, credit losses allocated to the operating segments were revised to base the allocation on the Company's actual provision for credit losses. The allocation of credit losses was previously based on an expected credit loss allocation methodology. Prior period results have been adjusted to reflect these changes.

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

Note 23—Business Segments (Continued)

As of and for the Year Ended December 31, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	UnionBanCal Corporation
Results of operations—Market View
Net interest income (expense)	$1,352	$901	$87	$420	$184	$55	$(283)	$2,716
Noninterest income (expense)	371	196	64	161	210	64	(190)	876

Total revenue	1,723	1,097	151	581	394	119	(473)	3,592
Noninterest expense	1,423	413	48	362	100	574	(127)	2,793
(Reversal of) provision for loan losses	(36)	46	1	(3)	6	(55)	(4)	(45)

Income (loss) before income taxes and including noncontrolling interests	336	638	102	222	288	(400)	(342)	844
Income tax expense (benefit)	132	155	40	88	78	(165)	(133)	195

Net income (loss) including noncontrolling interest	204	483	62	134	210	(235)	(209)	649

Deduct: net loss from noncontrolling interests	—	—	—	—	—	18	—	18

Net income (loss) attributable to UnionBanCal	$204	$483	$62	$134	$210	$(217)	$(209)	$667

Total assets, end of period	$34,582	$32,704	$3,339	$1,627	$5,933	$29,106	$(1,397)	$105,894

As of and for the Year Ended December 31, 2012:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	UnionBanCal Corporation
Results of operations—Market View
Net interest income (expense)	$1,204	$753	$83	$451	$174	$229	$(292)	$2,602
Noninterest income (expense)	336	211	64	167	207	31	(198)	818

Total revenue	1,540	964	147	618	381	260	(490)	3,420
Noninterest expense	1,294	393	50	356	77	527	(131)	2,566
(Reversal of) provision for loan losses	55	(47)	24	(1)	6	(9)	(3)	25

Income (loss) before income taxes and including noncontrolling interests	191	618	73	263	298	(258)	(356)	829
Income tax expense (benefit)	75	166	29	104	86	(102)	(138)	220

Net income (loss) including noncontrolling interest	116	452	44	159	212	(156)	(218)	609

Deduct: net loss from noncontrolling interests	—	—	—	—	—	19	—	19

Net income (loss) attributable to UnionBanCal	$116	$452	$44	$159	$212	$(137)	$(218)	$628

Total assets, end of period	$31,804	$25,450	$3,025	$1,631	$7,137	$29,065	$(1,104)	$97,008

Note 23—Business Segments (Continued)

As of and for the Year Ended December 31, 2011:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	UnionBanCal Corporation
Results of operations—Market View
Net interest income (expense)	$1,202	$708	$77	$468	$131	$175	$(320)	$2,441
Noninterest income (expense)	359	198	81	161	159	84	(215)	827

Total revenue	1,561	906	158	629	290	259	(535)	3,268
Noninterest expense	1,271	392	48	347	63	433	(139)	2,415
(Reversal of) provision for loan losses	(82)	(106)	8	(10)	66	(79)	1	(202)

Income (loss) before income taxes and including noncontrolling interests	372	620	102	292	161	(95)	(397)	1,055
Income tax expense (benefit)	146	161	40	114	38	(37)	(154)	308

Net income (loss) including noncontrolling interest	226	459	62	178	123	(58)	(243)	747

Deduct: net loss from noncontrolling interests	—	—	—	—	—	15	—	15

Net income (loss) attributable to UnionBanCal	$226	$459	$62	$178	$123	$(43)	$(243)	$762

Total assets, end of period	$26,956	$22,435	$2,613	$1,668	$6,326	$30,472	$(774)	$89,696

Note 24—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company)

  Condensed Balance Sheets

	December 31,
(Dollars in millions)	2013	2012
Assets
Cash and cash equivalents	$191	$763
Investment in subsidiaries	14,784	12,544
Other assets	5	24

Total assets	$14,980	$13,331

Liabilities and Stockholder's Equity
Long-term debt	$763	$869
Other liabilities	2	1

Total liabilities	765	870
Stockholder's equity	14,215	12,461

Total liabilities and stockholder's equity	$14,980	$13,331

Note 24—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

  Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Income:
Dividends from bank subsidiary	$—	$950	$—
Interest income on advances to subsidiaries and deposits in bank	—	1	1

Total income	—	951	1

Expense:
Interest expense	31	23	13
Other expense	4	—	18

Total expense	35	23	31

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(35)	928	(30)
Income tax benefit	(14)	(9)	(10)

Income (loss) before equity in undistributed net income of subsidiaries	(21)	937	(20)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	625	(403)	783
Nonbank subsidiaries	63	94	(1)

Net Income	$667	$628	$762

Note 24—Condensed UnionBanCal Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

  Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$667	$628	$762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(688)	309	(782)
Other, net	14	(14)	(3)

Net cash provided by (used in) operating activities	(7)	923	(23)

Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(1,700)	—	(23)
Repayment of investments in and advances to subsidiaries	35	650	20
Net cash acquired from (paid for) acquisitions	—	(1,457)	—

Net cash used in investing activities	(1,665)	(807)	(3)

Cash Flows from Financing Activities:
Capital contribution from The Bank of Tokyo-Mitsubushi UFJ, Ltd. (BTMU)	1,200	—	—
Proceeds from issuance of subordinated loan due to BTMU	300	—	—
Proceeds from issuance of senior debt	—	397	—
Repayment of subordinated debt	(400)	—	—
Repayment of junior subordinated debt	—	—	(14)
Other, net	—	(2)	—

Net cash provided by (used in) financing activities	1,100	395	(14)

Net increase (decrease) in cash and cash equivalents	(572)	511	(40)
Cash and cash equivalents at beginning of year	763	252	292

Cash and cash equivalents at end of year	$191	$763	$252

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

        We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2013.

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
/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer
/s/ ROLLAND D. JURGENS Rolland D. Jurgens Executive Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UnionBanCal Corporation

        We have audited the accompanying consolidated balance sheets of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnionBanCal Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 10, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UnionBanCal Corporation

        We have audited the internal control over financial reporting of UnionBanCal Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 10, 2014

UnionBanCal Corporation and Subsidiaries
Supplementary Information

Quarterly Financial Data (Unaudited)

        Condensed Consolidated Statements of Income:

	2013 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30(1)	March 31(1)
Interest income	$816	$788	$769	$750
Interest expense	110	103	97	97

Net interest income	706	685	672	653
(Reversal of) provision for loan losses	(23)	(16)	(3)	(3)
Noninterest income	190	234	201	251
Noninterest expense	689	689	702	713

Income before income taxes and including noncontrolling interests	230	246	174	194
Income tax expense	55	55	35	50

Net income including noncontrolling interests	175	191	139	144
Deduct: Net loss from noncontrolling interests	4	7	3	4

Net income	$179	$198	$142	$148

	2012 Quarters Ended
(Dollars in millions)	December 31(1)	September 30(1)	June 30(1)	March 31(1)
Interest income	$754	$738	$742	$738
Interest expense	94	92	91	93

Net interest income	660	646	651	645
(Reversal of) provision for loan losses	(5)	45	(14)	(1)
Noninterest income	229	197	184	208
Noninterest expense	715	638	599	614

Income before income taxes and including noncontrolling interests	179	160	250	240
Income tax expense	60	42	67	51

Net income including noncontrolling interests	119	118	183	189
Deduct: Net loss from noncontrolling interests	4	6	5	4

Net income	$123	$124	$188	$193

(1)
During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expenses associated with market-linked certificates of deposit. For each quarter, the impact to net income was less than $2 million. For additional information, refer to Note 2 of Notes to Consolidated Financial Statements in this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UnionBanCal Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer
Date: March 10, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of UnionBanCal Corporation and in the capacities and on the dates indicated.

Signature	Title

/s/ MASASHI OKA Masashi Oka	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN F. WOODS John F. Woods	Vice Chairman and Chief Financial Officer (Principal Financial Officer)
/s/ ROLLAND D. JURGENS Rolland D. Jurgens	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Aida M. Alvarez	Director
* Nicholas B. Binkley	Director
* L. Dale Crandall	Director
* Murray H. Dashe	Director
* Christine Garvey	Director
* Mohan S. Gyani	Director
* Katsumi Hatao	Director

Signature	Title

* Takeo Hoshi	Director
* Takashi Morimura	Director
* Katsunori Nagayasu	Director
* Barbara L. Rambo	Director
* Dean A. Yoost	Director

*By:	/s/ MICHAEL F. COYNE Michael F. Coyne Attorney-in-Fact

Dated: March 10, 2014

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(2)
4.1	Trust Indenture between UnionBanCal Corporation and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012(4)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
10.1	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(5)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(5)
24.1	Power of Attorney(5)
24.2	Resolution of Board of Directors(5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements(5)

(1)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated November 4, 2008.

(2)
Incorporated by reference to the exhibit of the same number to the UnionBanCal Corporation Current Report on Form 8-K dated January 27, 2010.

(3)
Incorporated by reference to Exhibit 99.1 to the UnionBanCal Corporation Current Report on Form 8-K dated December 8, 2003.

(4)
Incorporated by reference to Exhibit 4.1 to the UnionBanCal Corporation Current Report on Form 8-K dated June 18, 2012.

(5)
Filed herewith.