Form 10-Q
period 2014-03-31
UNIONBANCAL CORP
filed 2014-05-09
CIK 1011659

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        Number of shares of Common Stock outstanding at April 30, 2014: 136,330,830

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UnionBanCal Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. "Risk Factors," in our 2013 Annual Report on Form 10-K, Part II, Item 1A. "Risk Factors" in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2013 Annual Report on Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.

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

  •
  Our assessment of economic conditions and trends, economic and credit cycles and their impact on our business

  •
  The economic outlook for the U.S. in general, West Coast states and global economies

  •
  The impact of changes in interest rates, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers' ability to service their loans and on residential mortgage loans and refinancing

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the deposit insurance assessment policies of the Federal Deposit Insurance Corporation (FDIC), the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the Basel Committee on Banking Supervision capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

  •
  Regulatory controls and processes and their impact on our business, including our operating costs and revenues

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

  •
  The effect of the drought being experienced in California on its economy

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1 "Business" under the captions "Competition" and "Supervision and Regulation" of our Annual Report on Form 10-K, and in Part II, Item 1A "Risk Factors" and Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, and in our other reports to the SEC.

        Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2014	March 31, 2013(1)	Percent Change
Results of operations:
Net interest income	$683	$653	5%
Noninterest income	181	251	(28)

Total revenue	864	904	(4)
Noninterest expense	660	713	(7)

Pre-tax, pre-provision income(2)	204	191	7
(Reversal of) provision for loan losses	(16)	(3)	(433)

Income before income taxes and including noncontrolling interests	220	194	13
Income tax expense	50	50	—

Net income including noncontrolling interests	170	144	18
Deduct: Net loss from noncontrolling interests	5	4	25

Net income attributable to UnionBanCal Corporation (UNBC)	$175	$148	18

Balance sheet (period average):
Total assets	$106,491	$96,649	10%
Total securities	22,611	21,824	4
Total loans held for investment	69,293	60,553	14
Earning assets	96,100	87,055	10
Total deposits	80,433	74,256	8
UNBC Stockholder's equity	14,390	12,584	14
Performance ratios:
Return on average assets(3)	0.66%	0.61%
Return on average UNBC stockholder's equity(3)	4.87	4.68
Efficiency ratio(4)	76.38	78.84
Adjusted efficiency ratio(5)	67.95	67.72
Net interest margin(3)(6)	2.87	3.04
Net loans charged-off (recovered) to average total loans held for investment(3)	(0.04)	0.10
Net loans charged-off (recovered) to average total loans held for investment, excluding purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(3)(12)	(0.04)	0.08

	As of
	March 31, 2014	December 31, 2013
Balance sheet (end of period):
Total assets	$107,237	$105,894	1%
Total securities	23,192	22,326	4
Total loans held for investment	69,933	68,312	2
Nonperforming assets	506	499	1
Core deposits(7)	70,665	69,155	2
Total deposits	81,179	80,101	1
Long-term debt	6,545	6,547	—
UNBC Stockholder's equity	14,460	14,215	2
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.80%	0.83%
Allowance for loan losses to nonaccrual loans(8)	119.58	128.42
Allowance for credit losses to total loans held for investment(9)	1.01	1.02
Allowance for credit losses to nonaccrual loans(9)	151.35	158.30
Nonperforming assets to total loans held for investment and OREO	0.72	0.74
Nonperforming assets to total assets	0.47	0.48
Nonaccrual loans to total loans held for investment	0.67	0.65
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(10):
Allowance for loan losses to total loans held for investment(8)	0.80%	0.84%
Allowance for loan losses to nonaccrual loans(8)	123.14	132.82
Allowance for credit losses to total loans held for investment(9)	1.02	1.04
Allowance for credit losses to nonaccrual loans(9)	156.05	163.78
Nonperforming assets to total loans held for investment and OREO	0.68	0.66
Nonperforming assets to total assets	0.44	0.43
Nonaccrual loans to total loans held for investment	0.65	0.63
Capital ratios:
Common equity tier 1 risk-based capital ratio(11)	12.59%	n/a
Tier 1 risk-based capital ratio(11)	12.62	12.41%
Total risk-based capital ratio(11)	14.75	14.61
Tier 1 leverage ratio(11)	11.26	11.27
Tier 1 common capital ratio(12)	12.57	12.34
Tangible common equity ratio(13)	10.65	10.54
Common equity tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(14)	11.42	11.14

(1)
During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposits. The Company concluded that these errors were not material to the periods in which the corrections were made. For additional information, see Note 2 to our Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Form 10-Q.
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
(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding privatization-related expenses and fair value amortization/accretion, foreclosed asset expense and other credit costs, (reversal of) provision for losses on unfunded credit commitments, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities (VIEs), merger costs related to acquisitions, certain costs related to productivity initiatives, and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of privatization, gains from productivity initiatives related to the sale of certain business units and premises, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Noninterest Income and Noninterest Expense" of this Form 10-Q for further information.
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
(10)
These ratios exclude the impact of all purchased credit-impaired loans and FDIC covered OREO. Purchased credit-impaired loans and OREO related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank are covered under loss share agreements between Union Bank, N.A. and the Federal Deposit Insurance Corporation. Management believes the exclusion of purchased credit-impaired loans and FDIC covered OREO from certain asset quality ratios that include nonperforming loans, nonperforming assets, net loans charged-off, total loans held for investment and the allowance for loan losses or credit losses in the numerator or denominator provides a better perspective into underlying asset quality trends.
(11)
The capital ratios displayed as of March 31, 2014 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. The capital ratios as of December 31, 2012 are calculated under Basel I rules.
(12)
The Tier 1 common capital ratio is the ratio, calculated under Basel I rules, of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Capital Management" in this Form 10-Q for further information.
(13)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Capital Management" in this Form 10-Q for further information.
(14)
Common equity tier 1 risk-based capital is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the U.S. Basel III rules (standardized approach on a fully phased-in basis, which includes accumulated other comprehensive loss elements as prescribed by the U.S. Basel III rules) were effective at December 31, 2013. Management reviews common equity tier 1 risk-based capital along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation from Tier 1 capital determined in accordance with Basel I regulatory requirements, because of current interest in such information on the part of market participants.
n/a
not applicable

        Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2014 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, the term "UnionBanCal" and terms such as "the Company," "we," "us" and "our" refer to UnionBanCal Corporation, one or more of its consolidated subsidiaries, or to all of them together.

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

        We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. We had consolidated assets of $107.2 billion at March 31, 2014.

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

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2014 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees and merchant banking fees. In the first quarter of 2014, revenue was comprised of 79 percent net interest income and 21 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

  Business Integration Initiative

        Following the 2013 formation of BTMU Americas Holdings, an operating management structure to oversee all BTMU operations in the Americas region, the respective Boards and management bodies of UnionBanCal and Union Bank, as well as their direct and indirect parent entities, BTMU and MUFG, approved the further integration in the first quarter of 2014 of BTMU's and the Company's management and operations in the Americas. Effective July 1, 2014, subject to regulatory review, UnionBanCal and Union Bank will be renamed "MUFG Americas Holdings Corporation" and "MUFG Union Bank, N.A.," respectively. MUFG Americas Holdings Corporation, managed by the integrated executive committee, will oversee BTMU's Americas region, replacing the previous role of BTMU Americas Holdings. MUFG Union Bank, N.A., the principal subsidiary of MUFG Americas Holdings Corporation, will be the primary operating entity of BTMU in the U.S. The U.S. employees of BTMU will become employees of MUFG Union Bank, N.A.

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

        Through this business integration, MUFG, BTMU, UnionBanCal and Union Bank aim to deliver enhanced products and services, strengthened U.S. dollar funding capabilities, and an advanced governance and risk management structure, which will also help the integrated company comply with the Federal Reserve's recently released enhanced prudential standards for foreign banking organizations operating in the U.S. For additional information, see "Supervision and Regulation—Principal Federal Banking Laws—Dodd-Frank Act" in Part 1, Item 1 of our 2013 Form 10-K.

  Performance Highlights

        In the first quarter of 2014, net income attributable to UnionBanCal was $175 million, compared with $148 million in the first quarter of 2013 driven primarily by higher net interest income and lower noninterest expense. Net interest income was $683 million in the first quarter of 2014, compared with $653 million in the first quarter of 2013. The increase in net interest income was primarily due to organic loan growth and acquisitions. This increase was partially offset by a 17 basis point decline in the net interest margin, which was primarily due to lower yields on loans and securities. Compared with the first quarter 2013, noninterest expense was down $53 million, or 7 percent. This decline was largely driven by lower current quarter merger costs and employee benefits. Noninterest income was $181 million in the first quarter of 2014, down

$70 million, or 28 percent, from the first quarter of 2013, primarily due to lower net gains on the sale of securities.

        Credit quality remained strong. For the quarter ended March 31, 2014, the overall provision for credit losses was zero compared with a provision of $12 million for the quarter ended March 31, 2013. The allowance for credit losses as a percentage of total loans, excluding PCI loans, was 1.02 percent at March 31, 2014, compared with 1.04 percent at December 31, 2013.

  Capital Ratios

        The Common equity tier 1, Tier 1 and Total risk-based capital ratios, calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules, were 12.59 percent, 12.62 percent and 14.75 percent, respectively, at March 31, 2014. The tangible common equity ratio was 10.65 percent at March 31, 2014.

Financial Performance

  Net Interest Income

        The following table shows the major components of net interest income and net interest margin:

	For the Three Months Ended
	March 31, 2014			March 31, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment:(3)
Commercial and industrial	$23,969	$198	3.34%	$21,341	$177	3.37%
Commercial mortgage	13,230	119	3.61	9,898	101	4.10
Construction	946	8	3.67	650	8	5.21
Lease financing	849	11	5.41	1,062	7	2.49
Residential mortgage	25,990	238	3.66	22,858	222	3.88
Home equity and other consumer loans	3,233	32	3.99	3,602	34	3.84

Loans, before purchased credit-impaired loans	68,217	606	3.58	59,411	549	3.72
Purchased credit-impaired loans	1,076	61	22.90	1,142	80	28.33

Total loansTotal loans held for investment	69,293	667	3.88	60,553	629	4.19
Securities	22,611	120	2.12	21,824	121	2.21
Interest bearing deposits in banks	3,565	2	0.25	4,223	3	0.25
Federal funds sold and securities purchased under resale agreements	131	—	0.18	171	—	0.19
Trading account assets	267	2	3.08	151	—	0.29
Other earning assets	233	1	1.40	133	—	0.64

Total earning assets	96,100	792	3.31	87,055	753	3.48

Allowance for loan losses	(577)			(653)
Cash and due from banks	1,499			1,399
Premises and equipment, net	645			705
Other assets	8,824			8,143

Total assets	$106,491			$96,649

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,519	$36	0.38	$31,705	$22	0.28
Savings	5,572	1	0.11	5,855	2	0.14
Time	11,214	25	0.92	12,314	36	1.17

Total interest bearing deposits	54,305	62	0.47	49,874	60	0.49

Commercial paper and other short-term borrowings(4)	2,632	1	0.21	1,837	1	0.21
Long-term debt	6,546	41	2.47	5,406	36	2.68

Total borrowed funds	9,178	42	1.82	7,243	37	2.05

Total interest bearing liabilities	63,483	104	0.66	57,117	97	0.68

Noninterest bearing deposits	26,128			24,382
Other liabilities	2,237			2,302

Total liabilities	91,848			83,801
Equity
UNBC Stockholder's equity	14,390			12,584
Noncontrolling interests	253			264

Total equity	14,643			12,848

Total liabilities and equity	$106,491			$96,649

Net interest income/spread (taxable-equivalent basis)		688	2.65%		656	2.80%
Impact of noninterest bearing deposits			0.19			0.20
Impact of other noninterest bearing sources			0.03			0.04
Net interest margin			2.87			3.04
Less: taxable-equivalent adjustment		5			3

Net interest income		$683			$653

(1)
Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.

(3)
Average balances on loans held for investment include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Includes interest bearing trading liabilities.

        Net interest income for the first quarter of 2014 increased $30 million, compared with the first quarter of 2013. The increase was primarily due to growth in total loans held for investment, reflecting the impact from both organic growth and the PB Capital acquisition. The increase in net interest income was partially offset by contraction in the net interest margin, reflecting declining yields on total loans held for investment and securities.

        Average total loans held for investment increased $8.7 billion for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013, primarily due to organic growth in residential mortgage loans, commercial and industrial loans, and the PB Capital acquisition. Average interest-bearing deposits increased $4.4 billion, and average noninterest-bearing deposits increased $1.7 billion, in the first quarter of 2014 compared with the first quarter of 2013, due to organic growth.

  Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the first quarters of 2014 and 2013:

  Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2014	March 31, 2013
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$51	$53	$(2)	(4)%
Credit facility fees	28	26	2	8
Trust and investment management fees	26	35	(9)	(26)
Merchant banking fees	24	16	8	50
Trading account activities	16	5	11	220
Brokerage commissions and fees	13	11	2	18
Other investment income	12	3	9	300
Card processing fees, net	8	9	(1)	(11)
Securities gains, net	2	96	(94)	(98)
Other	1	(3)	4	133

Total noninterest income	$181	$251	$(70)	(28)%

        Noninterest income in the first quarter of 2014 was $181 million, compared with $251 million in the first quarter of 2013. The decrease was primarily attributable to lower gains on the sale of securities and lower gains on the sale of other investments, which are included within other noninterest income. This decrease was partially offset by an increase in trading account activities due to increased customer activity and also lower FDIC indemnification asset amortization expense, which is included within other noninterest income.

  Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2014	March 31, 2013
(Dollars in millions)			Amount	Percent
Salaries and other compensation	$301	$312	$(11)	(4)%
Employee benefits	87	109	(22)	(20)

Salaries and employee benefits	388	421	(33)	(8)
Net occupancy and equipment	71	75	(4)	(5)
Professional and outside services	55	58	(3)	(5)
Software	20	21	(1)	(5)
Low income housing credit investment amortization	20	15	5	33
(Reversal of) provision for losses on unfunded credit commitments	16	15	1	7
Regulatory assessments	15	20	(5)	(25)
Intangible asset amortization	13	16	(3)	(19)
Communications	11	11	—	—
Data processing	8	11	(3)	(27)
Advertising and public relations	7	17	(10)	(59)
Other	36	33	3	9

Total noninterest expense	$660	$713	$(53)	(7)%

        Noninterest expense in the first quarter of 2014 was $660 million compared with $713 million in the first quarter of 2013. Salaries and employee benefits decreased largely due to lower pension expense and acquisition-related staff expenses. Advertising expense was lower in the first quarter of 2014 due to a large advertising campaign in the first quarter of 2013.

        The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the first quarters of 2014 and 2013:

	For the Three Months Ended
(Dollars in millions)	March 31, 2014	March 31, 2013
Noninterest Expense	$660	$713
Less: Foreclosed asset expense and other credit costs	—	(1)
Less: (Reversal of) provision for losses on off-balance sheet commitments	16	15
Less: Productivity initiative costs	1	4
Less: LIHC investment amortization expense	20	15
Less: Expenses of the LIHC consolidated VIEs	8	6
Less: Merger costs related to acquisitions	17	40
Less: Net adjustments related to privatization transaction	10	14
Less: Intangible asset amortization	3	3

Net noninterest expense, as adjusted (a)	$585	$617

Total Revenue	$864	$904
Add: Net interest income taxable-equivalent adjustment	5	3
Less: Accretion related to privatization-related fair value adjustments	6	5
Less: Other credit costs	2	(9)

Total revenue, as adjusted (b)	$861	$911

Adjusted efficiency ratio (a)/(b)	67.95%	67.72%
	67.94%	67.73%

  Income Tax Expense

        The effective income tax rate was 23 percent in the first quarter of 2014 compared with 26 percent in the first quarter of 2013. The overall decrease in the effective tax rate for the first quarter of 2014 was primarily driven by the proportionately larger impact of low-income housing and alternative energy income tax benefits on pre-tax income.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" and "Changes in our tax rates could affect our future results" in "Risk Factors" in Part I, Item 1A and Note 18 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Balance Sheet Analysis

  Securities

        Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of residential mortgage-backed securities and commercial mortgage-backed securities (CMBS), cash flow collateralized loan obligations (CLOs) and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. government and government-sponsored agency residential and CMBS, U.S. Treasury bonds and U.S. government-sponsored agencies.

        The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our Consolidated Financial Statements included in this Form 10-Q.

  Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	March 31, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$23,654	$23,528	$126	1%
Commercial mortgage	13,568	13,092	476	4
Construction	1,019	905	114	13
Lease financing	845	854	(9)	(1)

Total commercial portfolio	39,086	38,379	707	2

Residential mortgage	26,602	25,547	1,055	4
Home equity and other consumer loans	3,194	3,280	(86)	(3)

Total consumer portfolio	29,796	28,827	969	3

Total loans held for investment, before purchased credit-impaired loans	68,882	67,206	1,676	2
Purchased credit-impaired loans	1,051	1,106	(55)	(5)

Total loans held for investment	$69,933	$68,312	$1,621	2%

        Loans held for investment increased from December 31, 2013 to March 31, 2014, due to organic growth in the residential mortgage and commercial mortgage portfolios.

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.4 billion at both March 31, 2014 and December 31, 2013, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

        As of March 31, 2014, our sovereign and non-sovereign debt exposure to European countries was not material.

  Deposits

        The table below presents our deposits as of March 31, 2014 and December 31, 2013.

			Increase (Decrease)
	March 31, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Interest checking	$4,043	$3,978	$65	2%
Money market	33,634	32,639	995	3

Total interest bearing transaction and money market accounts	37,677	36,617	1,060	3
Savings	5,621	5,495	126	2
Time	11,000	11,494	(494)	(4)

Total interest bearing deposits	54,298	53,606	692	1
Noninterest bearing deposits	26,881	26,495	386	1

Total deposits	$81,179	$80,101	$1,078	1%

Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,963	$3,109	$(146)	(5)%
Time	3,226	3,384	(158)	(5)

Total brokered deposits	$6,189	$6,493	$(304)	(5)%

Core Deposits:
Total deposits	$81,179	$80,101	$1,078	1%
Less: Total brokered deposits	6,189	6,493	(304)	(5)
Less: Total foreign deposits and non-brokered domestic time deposits of over $250,000	4,325	4,453	(128)	(3)

Total core deposits	$70,665	$69,155	$1,510	2%

        Total deposits and core deposits increased $1.1 billion and $1.5 billion, respectively, from December 31, 2013 to March 31, 2014, primarily due to organic retail deposit growth. Core deposits as a percentage of total deposits were 87 percent and 86 percent at March 31, 2014 and December 31, 2013, respectively.

Capital Management

        Both the Company and Union Bank are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2014, management believes the capital ratios of the Company and Union Bank met all regulatory requirements of "well-capitalized" institutions.

        The Company timely filed its annual capital plan under the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) program in January 2014. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2014, the Company disclosed the results of its annual company-run capital stress test in accordance with regulatory requirements and was subsequently informed by the Federal Reserve that it did not object to the Company's capital plan.

        The Company and Union Bank are required to maintain minimum capital ratios in accordance with rules issued by the U.S. Federal banking agencies. In July 2013, the U.S. Federal banking agencies issued final rules to implement the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations (U.S. Basel III). These rules supersede the U.S. federal banking agencies' general risk-based capital rules (commonly known as "Basel I"), advanced approaches rules (commonly known as "Basel II") that are applicable to certain large banking organizations, and leverage rules, and are subject to certain transition provisions.

        Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have been approved by the Federal Reserve to use the U.S. Basel III advanced approaches methodology to determine applicable minimum risk-based capital ratios must use the higher of their risk-weighted assets as calculated under (i) the U.S. Basel III advanced approaches rules, and (ii) from January 1, 2014 to December 31, 2014, the general Basel I risk-based capital rules and, commencing on January 1, 2015 and thereafter, the risk weightings under the U.S. Basel III standardized approach. Banking organizations not subject to the advanced approaches rules are required to comply with the standardized approach capital rules beginning January 2015.

        Union Bank and UnionBanCal Corporation have opted-in to the advanced approaches risk-based capital rules in the U.S. Therefore, the Bank is required to comply with the U.S. Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. However, UnionBanCal Corporation has initiated discussions with the Federal Reserve to explore opting-out of the advanced approaches for the holding company only. Union Bank's status as an advanced approaches institution will not be affected by the outcome of these discussions. Should the holding company receive approval to opt out, UnionBanCal Corporation would no longer be subject to the advanced approaches rules. We expect these discussions to be completed in the second quarter of 2014.

        The following tables summarize the calculation of UnionBanCal Corporation's and Union Bank's risk-based capital ratios as of March 31, 2014 in accordance with the transition guidelines set forth in the U.S. Basel III rules. Risk-based capital, risk-weighted assets, and risk-based capital ratios as of December 31, 2013 were calculated in accordance with the Basel I rules.

UnionBanCal Corporation

	U.S. Basel III	Basel I
(Dollars in millions)	March 31, 2014	December 31, 2013
Capital Components
Common equity tier 1 capital	$11,640	n/a
Tier 1 capital	11,673	$11,471
Tier 2 capital	1,970	2,028

Total risk-based capital	$13,643	$13,499

Risk-weighted assets	$92,476	$92,410

Average total assets for leverage capital purposes	$103,633	$101,813

	U.S. Basel III		Basel I
	March 31, 2014		December 31, 2013		March 31, 2014 Minimum Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	$11,640	12.59%	n/a	n/a	≥$	3,699	4.0%
Tier 1 capital (to risk-weighted assets)	11,673	12.62	11,471	12.41%	≥	5,086	5.5
Total capital (to risk-weighted assets)	13,643	14.75	13,499	14.61	≥	7,398	8.0
Tier 1 leverage(1)	11,673	11.26	11,471	11.27	≥	4,145	4.0

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

n/a—not applicable

Union Bank, N.A.

	U.S. Basel III	Basel I
(Dollars in millions)	March 31, 2014	December 31, 2013
Capital Components
Common equity tier 1 capital	$11,485	n/a
Tier 1 capital	11,485	$11,274
Tier 2 capital	1,709	1,716

Total risk-based capital	$13,194	$12,990

Risk-weighted assets	$87,668	$87,129

Average total assets for leverage capital purposes	$103,018	$101,269

								March 31, 2014 To Be Well-Capitalized Under Prompt Corrective Action Provisions
	U.S. Basel III		Basel I
					March 31, 2014 Minimum Regulatory Requirement
	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	$11,485	13.10%	n/a	n/a	≥$	3,507	4.0%		n/a	n/a
Tier 1 capital (to risk-weighted assets)	11,485	13.10	$11,274	12.94%	≥	4,822	5.5	≥$	5,260	6.0%
Total capital (to risk-weighted assets)	13,194	15.05	12,990	14.91	≥	7,013	8.0	≥	8,767	10.0
Tier 1 leverage(1)	11,485	11.15	11,274	11.13	≥	4,119	4.0	≥	5,149	5.0

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).

        In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at March 31, 2014. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

        The following tables summarize the calculation of our tangible common equity and Tier 1 common capital ratios as of March 31, 2014 and December 31, 2013:

(Dollars in millions)	March 31, 2014	December 31, 2013
Total UNBC stockholder's equity	$14,460	$14,215
Goodwill	(3,227)	(3,228)
Intangible assets, except mortgage servicing rights (MSRs)	(275)	(288)
Deferred tax liabilities related to goodwill and intangible assets	102	105

Tangible common equity (a)	$11,060	$10,804

Total assets	$107,237	$105,894
Goodwill	(3,227)	(3,228)
Intangible assets, except MSRs	(275)	(288)
Deferred tax liabilities related to goodwill and intangible assets	102	105

Tangible assets (b)	$103,837	$102,483

Tangible common equity ratio (a)/(b)	10.65%	10.54%

(Dollars in millions)	March 31, 2014
Common equity tier 1 capital under U.S. Basel III (transitional)	$11,640
Adjustments from U.S. Basel III (transitional) to Basel I	18

Tier 1 capital under Basel I	11,658
Junior subordinated debt payable to trusts	(66)

Tier 1 common equity (a)	$11,592

Risk-weighted assets under U.S. Basel III (transitional)	$92,476
Adjustments from U.S. Basel III (transitional) to Basel I	(268)

Risk-weighted assets under Basel I (b)	$92,208

Tier 1 common capital ratio (a)/(b)	12.57%

(Dollars in millions)	December 31, 2013
Tier 1 capital under Basel I	$11,471
Junior subordinated debt payable to trusts	(66)

Tier 1 common equity (a)	$11,405

Risk-weighted assets under Basel I (b)	$92,410

Tier 1 common capital ratio (a)/(b)	12.34%

        The Company's fully phased-in Common equity tier 1 capital ratio calculated under the U.S. Basel III standardized approach at March 31, 2014 and December 31, 2013 was estimated to be 11.42 percent and 11.14 percent, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both March 31, 2014 and December 31, 2013.

        The following tables summarize the calculation of our Common equity tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of March 31, 2014 and December 31, 2013:

Common equity tier 1 capital Under U.S. Basel III (Standardized Approach; Fully Phased-in)

(Dollars in millions)	March 31, 2014 (Estimated)
Common equity tier 1 capital under U.S. Basel III (transitional)	$11,640
Adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in):
Accumulated other comprehensive loss related to securities, pension and other benefits	(449)
Other	(138)

Total adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in)	(587)

Common equity tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$11,053

Risk-weighted assets under U.S. Basel III (transitional)	$92,476
Adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in)	4,293

Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$96,769

Common equity tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	11.42%

(1)
Common equity tier 1 capital on a fully phased-in basis is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the fully phased-in U.S. Basel III rules were effective at March 31, 2014. Management reviews Common equity tier 1 capital along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation from common equity tier 1 capital under Basel III (transitional) because of current interest in such information on the part of market participants.

(Dollars in millions)	December 31, 2013 (Estimated)
Tier 1 capital under Basel I	$11,471
Junior subordinated debt payable to trusts	(66)

Basel I Tier 1 common capital	11,405

Adjustments from Basel I to U.S. Basel III:
Accumulated other comprehensive loss related to securities available for sale, pension and other benefits	(522)
Other	(95)

Total adjustments from Basel I to U.S. Basel III	(617)

Common equity tier 1 capital estimated under U.S. Basel III (a)	$10,788

Risk-weighted assets under Basel I	$92,410
Adjustments from Basel I to U.S. Basel III	4,444

Total risk-weighted assets, estimated under U.S. Basel III (b)	$96,854

Common equity tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	11.14%

(1)
Common equity tier 1 capital on a fully phased-in basis is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the fully phased-in U.S. Basel III rules were effective at December 31, 2013. Management reviews Common equity tier 1 capital along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation from Tier 1 capital determined in accordance with Basel I, because of current interest in such information on the part of market participants.

        For additional information regarding our regulatory capital requirements, see Part I, Item 1 "Supervision and Regulation—Regulatory Capital and Liquidity Standards" in our 2013 Form 10-K.

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

  Credit Risk Management

        One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis including an extensive evaluation of the purpose of the request and the borrower's ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to the section "Credit Risk Management" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K.

  Allowance for Credit Losses

  Allowance Policy and Methodology

        We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" and in the section "Allowance for Credit Losses" included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 5 of our Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Form 10-Q.

  Total Allowance and Related Provision for Credit Losses

        The allowance for loan losses decreased $11 million to $557 million as of March 31, 2014 compared with $568 million at December 31, 2013. This decrease is primarily due to improving credit quality in our consumer portfolio. The unallocated allowance was $20 million at March 31, 2014, compared with $77 million at December 31, 2013. The allowance for credit losses for the commercial portfolio was updated to reflect various refinements in assumptions underlying the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses.

        Our ratio of nonaccrual loans to total loans held for investment was 0.67 percent at March 31, 2014 and 0.65 percent at December 31, 2013. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.80 percent at March 31, 2014 from 0.83 percent at December 31, 2013. Annualized net loans recovered to average total loans held for investment was 0.04 percent for the quarter ended March 31, 2014 compared with an annualized net loans charged off to average total loans held for investment of 0.10 percent for the quarter ended March 31, 2013. Criticized credits in the commercial segment were $1.3 billion at March 31, 2014 and December 31, 2013. Criticized credits are those that have regulatory risk grades of "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

  Change in the Allowance for Loan Losses.

        The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended March 31,
(Dollars in millions)	2014	2013
Balance, beginning of period	$568	$653
(Reversal of) provision for loan losses, excluding purchased credit-impaired	(18)	(3)
Provision for purchased credit-impaired loan losses not subject to FDIC indemnification	2	—
Increase in allowance covered by FDIC indemnification	—	2
Other	(1)	—
Loans charged-off:
Commercial and industrial	(5)	(1)
Commercial mortgage	(1)	(2)

Total commercial portfolio	(6)	(3)

Residential mortgage	(1)	(7)
Home equity and other consumer loans	(2)	(6)

Total consumer portfolio	(3)	(13)

Purchased credit-impaired loans	—	(3)

Total loans charged-off	(9)	(19)

Recoveries of loans previously charged-off:
Commercial and industrial	11	3
Construction	3	—

Total commercial portfolio	14	3

Home equity and other consumer loans	1	1

Total consumer portfolio	1	1

Purchased credit-impaired loans	—	1

Total recoveries of loans previously charged-off	15	5

Net loans recovered (charged-off)	6	(14)

Ending balance of allowance for loan losses	$557	$638

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$554	$637
Allowance for loan losses on purchased credit-impaired loans	3	1

Total allowance for loan losses	557	638

Allowance for losses on unfunded credit commitments	148	138

Total allowance for credit losses	$705	$776

  Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

        The following table sets forth an analysis of nonperforming assets:

			Increase (Decrease)
	March 31, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Commercial and industrial	$89	$44	$45	102%
Commercial mortgage	46	51	(5)	(10)

Total commercial portfolio	135	95	40	42

Residential mortgage	266	286	(20)	(7)
Home equity and other consumer loans	49	46	3	7

Total consumer portfolio	315	332	(17)	(5)

Total nonaccrual loans, before purchased credit-impaired loans	450	427	23	5
Purchased credit-impaired loans	16	15	1	7

Total nonaccrual loans	466	442	24	5
OREO, before FDIC covered OREO	17	20	(3)	(15)
FDIC covered OREO	23	37	(14)	(38)

Total nonperforming assets	$506	$499	$7	1%

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$467	$447	$20	4%

Troubled debt restructurings:
Accruing	$297	$367	$(70)	(19)%

Nonaccruing (included in total nonaccrual loans above)	$209	$225	$(16)	(7)%

Total troubled debt restructurings	$506	$592	$(86)	(15)%

  Troubled Debt Restructurings

        TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.

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

        The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2014 and December 31, 2013. Refer to Note 5 to our Consolidated Financial Statements in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial and industrial	$135	$212	0.57%	0.90%
Commercial mortgage	32	38	0.24	0.29

Total commercial portfolio	167	250	0.43	0.65

Residential mortgage	312	315	1.17	1.23
Home equity and other consumer loans	25	24	0.78	0.73

Total consumer portfolio	337	339	1.13	1.18

Total restructured loans, excluding purchased credit-impaired loans(1)	$504	$589	0.73%	0.88%

(1)
Amounts exclude $2 million and $3 million of TDRs covered by FDIC loss share agreements at March 31, 2014 and December 31, 2013, respectively.

  Loans 90 Days or More Past Due and Still Accruing

        Loans held for investment 90 days or more past due and still accruing totaled $4 million and $5 million at March 31, 2014 and December 31, 2013, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $123 million and $124 million at March 31, 2014 and December 31, 2013, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

  Concentration of Risk

        Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either March 31, 2014 or December 31, 2013.

        Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2014, 60 percent of the Company's construction loan portfolio was domiciled in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2014, 65 percent of the Company's commercial mortgage loans were made to borrowers located in California, 7 percent to borrowers in New York, and 7 percent to borrowers in the state of Washington.

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

        At March 31, 2014, payment terms on 50 percent of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of regularly amortizing loans.

        Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33 percent of these home equity loans and lines were supported by first liens on residential properties at March 31, 2014 and December 31, 2013, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 5 of our Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2013.

  Market Risk Management

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

(Dollars in millions)	March 31, 2014	December 31, 2013
Effect on net interest income:
Increase 200 basis points	$131.7	$153.3
as a percentage of base case net interest income	4.71%	5.63%
Decrease 100 basis points	$(66.9)	$(62.8)
as a percentage of base case net interest income	(2.39)%	(2.31)%

        An increase in rates increases net interest income. During the first quarter of 2014, the Bank's asset sensitive profile decreased slightly due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company's historical deposit pricing to forecast future deposit pricing in its scenarios. Management's response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.

  Investment Securities

        Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At March 31, 2014 and December 31, 2013, our ALM securities portfolio balances were $21.1 billion and $20.2 billion, respectively. Our ALM securities portfolio consists of securities issued by the U.S. Treasury, U.S. government-sponsored agencies, residential mortgage-backed securities and CMBS, CLOs, and asset-backed securities and had an expected weighted average life of 5.0 years at March 31, 2014. At March 31, 2014, approximately $6.3 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2014, we purchased $1.7 billion and sold $0.3 billion of securities, as part of our investment portfolio strategy, while $0.6 billion of ALM securities matured, were paid down, or were called. To reduce the impact of price volatility on accumulated other comprehensive income and in consideration of changes in regulatory capital requirements under U.S. Basel III rules, the Bank increased securities held to maturity from 32 percent of total ALM securities at December 31, 2013 to 37 percent of total ALM securities at March 31, 2014.

        Based on current prepayment projections, the estimated ALM securities portfolio's effective duration was 3.9 years at March 31, 2014, compared to 4.0 years at December 31, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.9 years suggests an expected price decrease of approximately 3.9 percent for an immediate 1.0 percent parallel increase in interest rates.

        In addition to our ALM securities, our securities available for sale portfolio includes approximately $2.0 billion of direct bank purchase bonds that are largely managed within our Commercial Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

  ALM and Other Risk Management Derivatives

        Since December 31, 2013, the notional amount of the ALM derivatives portfolio increased by $2.7 billion as we entered into $2.7 billion notional of receive fixed interest rate swap contracts to hedge floating rate commercial loans.

        Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 10 to our Consolidated Financial Statements in Part I, Item 1 "Financial Statements" of this Form 10-Q and Note 13 to our Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

(Dollars in millions)	March 31, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$6,950	$4,300	$2,650

Total ALM derivatives	6,950	4,300	2,650

Other risk management derivatives	183	185	(2)

Total ALM and other risk management derivatives	$7,133	$4,485	$2,648

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$9	$8	$1
Gross negative fair value	22	13	9

Positive (negative) fair value of ALM derivatives, net	(13)	(5)	(8)

Other risk management derivatives:
Gross positive fair value	$1	$2	$(1)
Gross negative fair value	4	4	—

Positive (negative) fair value of other risk management derivatives, net	(3)	(2)	(1)

Positive (negative) fair value of ALM and other risk management derivatives, net	$(16)	$(7)	$(9)

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

        As of March 31, 2014, we had notional amounts of $45.8 billion of interest rate derivative contracts, $3.5 billion of foreign exchange derivative contracts and $3.8 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of March 31, 2014, notional amounts of $1.2 billion, $1.6 billion and $4.1 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked certificates of deposit.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2014 and December 31, 2013, and the change in fair value between March 31, 2014 and December 31, 2013:

(Dollars in millions)	March 31, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$45,773	$44,427	$1,346
Commodity contracts	5,397	5,714	(317)
Foreign exchange contracts(1)	4,684	4,978	(294)
Equity contracts	4,081	4,027	54
Other contracts	85	140	(55)

Total	$60,020	$59,286	$734

Fair value of positions held for trading purposes:
Gross positive fair value	$1,032	$1,074	$(42)
Gross negative fair value	908	952	(44)

Positive fair value of positions, net	$124	$122	$2

(1)
Excludes spot contracts with a notional amount of $0.7 billion at both March 31, 2014 and December 31, 2013, respectively.

  Liquidity Risk Management

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

        Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific, systemic market scenarios, as well as a combination scenario that adversely affects the Bank's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and financing or selling assets.

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

        In response to balance sheet changes, wholesale funding decreased to $11.8 billion at March 31, 2014, down $0.1 billion from $11.9 billion at December 31, 2013. Total deposits increased $1.1 billion from $80.1 billion at December 31, 2013 to $81.2 billion at March 31, 2014.

        Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2014, our core deposits totaled $70.7 billion and our total loan-to-total core deposit ratio was 98.2 percent.

        The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of March 31, 2014, the Bank had $0.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $37.5 billion.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $0.5 billion from $14.1 billion at December 31, 2013 to $14.6 billion at March 31, 2014.

  •
  The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $2.65 billion at March 31, 2014. In May 2014, the Bank issued $750 million in Senior Notes under this program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. UnionBanCal Corporation has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of March 31, 2014, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

  •
  UnionBanCal has access to a $500 million, three year committed line of credit from BTMU, which is available for contingent liquidity or capital purposes.

        We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency assessments of Japan's credit rating and credit ratings of most major Japanese banks, including BTMU, see "The Bank of Tokyo- Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" in Part II, Item 1A. "Risk Factors" in this Form 10-Q. The following table provides our credit ratings as of March 31, 2014:

		Union Bank, N.A.	UnionBanCal Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

        On October 24, 2013, the OCC, the Federal Reserve, and the FDIC jointly issued a proposed rule that would implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standards established by the Basel Committee on Banking Supervision. The LCR would generally apply to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a modified LCR to bank holding companies with total assets between $50 billion and $250 billion. Under the modified LCR, which is expected to apply to the Company, an institution would be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be readily converted into cash in an amount equal to or greater than its projected net cash outflows during a short-term stress period. The proposed LCR (or the ratio of the institution's liquid assets to its projected net cash outflow) is more stringent than the Basel Committee's LCR standard in several respects, and the proposed transition period, which would begin on January 1, 2015 and require institutions to be fully compliant by January 1, 2017, is shorter than that included in the Basel Committee's standards.

        The Company is currently evaluating the proposal and its potential impact on its businesses; however, the Company expects to meet or exceed the final LCR requirement within the regulatory timelines. For information regarding this proposed rule, see "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part II, Item 1A. "Risk Factors" of our 2013 Form 10-K.

  Operational Risk Management

        Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber attacks. See "We are subject to operational risks, including cybersecurity risks" in Part I, Item 1A. "Risk Factors" of our 2013 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels.

Business Segments

        During the fourth quarter 2013, the composition of the Company's reportable segments was revised to reflect our new internal management structure resulting from the BTMU Americas Holdings business integration initiative announced in 2013. We now have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. For a more detailed description of these reportable segments, refer to Note 14 to our Consolidated Financial Statements included in Part I, Item 1 "Financial Statements" of this Form 10-Q.

        Unlike accounting principles generally accepted in the United States of America (U.S. GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. For a description of these methodologies, see Note 14 to our Consolidated Financial Statements included in Part I, Item 1 "Financial Statements" of this Form 10-Q.

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

        The following tables set forth the results for the Retail Banking & Wealth Markets segment:

Retail Banking & Wealth Markets

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$347	$337	$10	3%
Noninterest income	79	93	(14)	(15)

Total revenue	426	430	(4)	(1)
Noninterest expense	335	364	(29)	(8)
(Reversal of) provision for loan losses	(6)	(8)	2	25

Income before income taxes and including noncontrolling interests	97	74	23	31
Income tax expense	38	29	9	31

Net income attributable to UnionBanCal	$59	$45	$14	31

Average balances—Market View
Total loans held for investment	$33,177	$30,452	$2,725	9%
Total assets	34,741	32,218	2,523	8
Total deposits	40,306	35,529	4,777	13

        Net interest income increased due to organic loan growth. Offsetting this increase was a decrease in noninterest income largely driven by a decrease in asset management fees due primarily to the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds completed in the third quarter of 2013. The decrease in noninterest expense was primarily driven by a decrease in total staff expenses. The reversal of the provision for loan losses was due to an improvement in customer credit quality.

        Average asset growth for the first quarter of 2014 compared with the first quarter of 2013, was primarily driven by a 9 percent increase in average loans held for investment, mainly in residential mortgages. Average deposits increased 13 percent during the first quarter of 2014 compared with the first quarter of 2013, driven by organic deposit generation.

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

        The following tables set forth the results for the Commercial Banking segment:

Commercial Banking

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$227	$206	$21	10%
Noninterest income	48	43	5	12

Total revenue	275	249	26	10
Noninterest expense	105	97	8	8
Provision for loan losses	16	27	(11)	(41)

Income before income taxes and including noncontrolling interests	154	125	29	23
Income tax expense	34	29	5	17

Net income attributable to UnionBanCal	$120	$96	$24	25

Average balances—Market View
Total loans held for investment	$29,516	$22,998	$6,518	28%
Total assets	33,406	25,665	7,741	30
Total deposits	12,806	11,844	962	8

        Net interest income increased as a result of strong asset growth, including our PB Capital acquisition. The increase in noninterest income was primarily driven by an increase in merchant banking fee income. The increase in noninterest expense was largely driven by an increase in low-income housing credit investment amortization expense and expenses related to our PB Capital acquisition. The first quarter 2014 provision for loan losses reflected modest deterioration in certain customers' credit quality. The first quarter 2013 provision for loan losses includes the impact of an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance.

        Average asset growth for the first quarter of 2014 compared to the first quarter of 2013 was largely driven by a 28% increase in average loans held for investment reflecting both organic growth and our PB Capital acquisition.

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

        The following tables set forth the results for the Corporate Banking segment:

Corporate Banking

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$31	$29	$2	7%
Noninterest income	18	17	1	6

Total revenue	49	46	3	7
Noninterest expense	15	14	1	7
(Reversal of) provision for loan losses	(16)	6	(22)	(367)

Income before income taxes and including noncontrolling interests	50	26	24	92
Income tax expense	19	11	8	73

Net income attributable to UnionBanCal	$31	$15	$16	107

Average balances—Market View
Total loans held for investment	$4,167	$3,655	$512	14%
Total assets	4,460	3,900	560	14
Total deposits	3,336	2,324	1,012	44

        The reversal of the provision for loan losses was driven by an improvement in customer credit quality.

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

        The following tables set forth the results for the Transaction Banking segment:

  Transaction Banking

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$100	$111	$(11)	(10)%
Noninterest income	40	38	2	5

Total revenue	140	149	(9)	(6)
Noninterest expense	89	93	(4)	(4)
Provision for loan losses	1	1	—	—

Income before income taxes and including noncontrolling interests	50	55	(5)	(9)
Income tax expense	19	21	(2)	(10)

Net income attributable to UnionBanCal	$31	$34	$(3)	(9)

Average balances—Market View
Total loans held for investment	$174	$50	$124	248%
Total assets	1,497	1,477	20	1
Total deposits	33,609	32,413	1,196	4

        Transaction Banking earns revenue primarily from a net interest income transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income decreased as a result of a lower funds transfer pricing credit on Transaction Banking's deposit liabilities due to a lower cost of funds partially offset by larger average deposit balances. During the first quarter of 2014, average deposits increased 4 percent compared to the first quarter of 2013, reflecting organic growth and the impact of our First Bank Association Bank Services acquisition.

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

        The following tables set forth the results for the Investment Banking & Markets segment:

  Investment Banking & Markets

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$46	$46	$—	—%
Noninterest income	50	47	3	6

Total revenue	96	93	3	3
Noninterest expense	27	25	2	8
(Reversal of) provision for loan losses	15	(3)	18	nm

Income before income taxes and including noncontrolling interests	54	71	(17)	(24)
Income tax expense	11	19	(8)	(42)

Net income attributable to UnionBanCal	$43	$52	$(9)	(17)

Average balances—Market View
Total loans held for investment	$4,141	$4,287	$(146)	(3)%
Total assets	6,534	6,895	(361)	(5)
Total deposits	3,549	3,277	272	8
nm = not meaningful

        Noninterest expense increased primarily due to increased staff expenses and expenses related to compliance with regulatory requirements. The provision for loan losses increased due to modest deterioration in certain customers' credit quality.

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

        The following tables set forth the results for Other:

Other

	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$12	$1	$11	nm %
Noninterest income	(7)	54	(61)	(113)

Total revenue	5	55	(50)	(91)
Noninterest expense	124	153	(29)	(19)
(Reversal of) provision for loan losses	(15)	(27)	12	44

Income (loss) before income taxes and including noncontrolling interests	(104)	(71)	(33)	(46)
Income tax expense (benefit)	(39)	(24)	(15)	(63)

Net income (loss) including noncontrolling interest	(65)	(47)	(18)	(38)
Deduct: net loss from noncontrolling interests	5	4	1	25

Net income attributable to UnionBanCal	$(60)	$(43)	$(17)	(40)

Average balances—Market View
Total loans held for investment	$318	$443	$(125)	(28)%
Total assets	28,489	28,240	249	1
Total deposits	4,724	4,613	111	2

nm = not meaningful

        Noninterest income decreased primarily due to a decrease in gains on the sale of securities, partially offset by a decrease in the amortization of the FDIC indemnification asset. Noninterest expense decreased primarily due to lower pension expense during the first quarter of 2014 compared to the first quarter of 2013. The reversal of the provision for loan losses in the first quarter of 2014 and 2013 reflect the decrease in the unallocated allowance which is included in Other. During the first quarter of 2014 the business segments' allowances for loan losses were updated to reflect various refinements in assumptions underlying the methodology used to measure credit risk ascribed to their loan portfolios, which previously had been estimated within the unallocated allowance. During the first quarter of 2013 Commercial Banking's allowance for loan losses was updated to reflect an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance.

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

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2013 Form 10-K. There have been no material changes to these critical accounting estimates during the first quarter of 2014.

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

        During the quarter ended March 31, 2014, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG's non-U.S. affiliate. Specifically, MUFG's non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended March 31, 2014, the aggregate interest and fee income relating to these transactions was less than ¥50 million, representing less than 0.005 percent of MUFG's total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2014, the average aggregate balance of deposits held in these accounts represented less than 0.01 percent of the average balance of MUFG's total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG's total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than 500 million, representing less than 0.001 percent of MUFG's total loans, as of March 31, 2014. For the quarter ended March 31, 2014, the aggregate gross interest and fee income relating to these loan transactions was less than ¥25 million, representing less than 0.005 percent of MUFG's total interest and fee income.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2 of this Form 10-Q under the caption "Market Risk Management" and to Part II, Item 1A of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2014. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control Over Financial Reporting.    During the first quarter of 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
(Dollars in millions)	March 31, 2014	March 31, 2013
Interest Income
Loans	$667	$629
Securities	115	118
Other	5	3

Total interest income	787	750

Interest Expense
Deposits	62	60
Commercial paper and other short-term borrowings	1	1
Long-term debt	41	36

Total interest expense	104	97

Net Interest Income	683	653
(Reversal of) provision for loan losses	(16)	(3)

Net interest income after (reversal of) provision for loan losses	699	656

Noninterest Income
Service charges on deposit accounts	51	53
Trust and investment management fees	26	35
Trading account activities	16	5
Securities gains, net	2	96
Credit facility fees	28	26
Merchant banking fees	24	16
Brokerage commissions and fees	13	11
Card processing fees, net	8	9
Other, net	13	—

Total noninterest income	181	251

Noninterest Expense
Salaries and employee benefits	388	421
Net occupancy and equipment	71	75
Professional and outside services	55	58
Regulatory assessments	15	20
Intangible asset amortization	13	16
Provision for losses on unfunded credit commitments	16	15
Other	102	108

Total noninterest expense	660	713

Income before income taxes and including
noncontrolling interests	220	194
Income tax expense	50	50

Net Income including Noncontrolling Interests	170	144
Deduct: Net loss from noncontrolling interests	5	4

Net Income attributable to UnionBanCal Corporation (UNBC)	$175	$148

See accompanying notes to Consolidated Financial Statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net Income Attributable to UNBC	$175	$148
Other Comprehensive Income (Loss), Net of Tax:
Net change in cash flow hedges	(9)	—
Net change in securities	68	(64)
Net change in foreign currency translation adjustments	(2)	(1)
Net change in pension and other postretirement benefits	8	18

Total other comprehensive income (loss)	65	(47)

Comprehensive Income (Loss) Attributable to UNBC	240	101
Comprehensive loss from noncontrolling interests	(5)	(4)

Total Comprehensive Income (Loss)	$235	$97

See accompanying notes to Consolidated Financial Statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions except for per share amount)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$1,792	$1,863
Interest bearing deposits in banks	2,883	4,329
Federal funds sold and securities purchased under resale agreements	32	11

Total cash and cash equivalents	4,707	6,203
Trading account assets (includes $9 at March 31, 2014 and $8 at December 31, 2013 of assets pledged as collateral)	841	851
Securities available for sale	15,366	15,817
Securities held to maturity (Fair value: March 31, 2014, $7,810; December 31, 2013, $6,439)	7,826	6,509
Loans held for investment	69,933	68,312
Allowance for loan losses	(557)	(568)

Loans held for investment, net	69,376	67,744
Premises and equipment, net	641	688
Goodwill	3,227	3,228
Other assets	5,253	4,854

Total assets	$107,237	$105,894

Liabilities
Deposits:
Noninterest bearing	$26,881	$26,495
Interest bearing	54,298	53,606

Total deposits	81,179	80,101
Commercial paper and other short-term borrowings	2,660	2,563
Long-term debt	6,545	6,547
Trading account liabilities	531	540
Other liabilities	1,611	1,675

Total liabilities	92,526	91,426

Commitments, contingencies and guarantees—See Note 13
Equity
UNBC stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of March 31, 2014 and December 31, 2013	136	136
Additional paid-in capital	7,196	7,191
Retained earnings	7,687	7,512
Accumulated other comprehensive loss	(559)	(624)

Total UNBC stockholder's equity	14,460	14,215
Noncontrolling interests	251	253

Total equity	14,711	14,468

Total liabilities and equity	$107,237	$105,894

See accompanying notes to Consolidated Financial Statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	UNBC Stockholder's Equity
(in millions, except shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$136	$5,994	$6,845	$(514)	$264	$12,725

Net income (loss)			148		(4)	144
Other comprehensive income (loss), net of tax				(47)		(47)
Compensation—restricted stock units		3				3
Other					10	10

Net change	—	3	148	(47)	6	110

Balance March 31, 2013	$136	$5,997	$6,993	$(561)	$270	$12,835

Balance December 31, 2013	$136	$7,191	$7,512	$(624)	$253	$14,468

Net income (loss)			175		(5)	170
Other comprehensive income (loss), net of tax				65		65
Compensation—restricted stock units		5				5
Other					3	3

Net change	—	5	175	65	(2)	243

Balance March 31, 2014	$136	$7,196	$7,687	$(559)	$251	$14,711

See accompanying notes to Consolidated Financial Statements.

UnionBanCal Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$170	$144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(16)	(3)
Provision for losses on unfunded credit commitments	16	15
Depreciation, amortization and accretion, net	101	128
Stock-based compensation—restricted stock units	5	3
Deferred income taxes	92	(18)
Net gains on sales of securities	(2)	(96)
Net decrease (increase) in trading account assets	11	89
Net decrease (increase) in other assets	(205)	663
Net increase (decrease) in trading account liabilities	(9)	(153)
Net increase (decrease) in other liabilities	(179)	(477)
Loans originated for sale	(68)	(34)
Net proceeds from sale of loans originated for sale	69	43
Pension and other benefits adjustment	(92)	(345)
Other, net	(3)	(3)

Total adjustments	(280)	(188)

Net cash provided by (used in) operating activities	(110)	(44)

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	334	5,098
Proceeds from paydowns and maturities of securities available for sale	511	1,043
Purchases of securities available for sale and held to maturity	(1,810)	(6,018)
Proceeds from paydowns and maturities of securities held to maturity	161	93
Purchases of premises and equipment	(25)	(29)
Proceeds from sales of loans	33	160
Net decrease (increase) in loans	(1,689)	(1,009)
Proceeds from FDIC loss share agreements	(8)	3
Other, net	(70)	(7)

Net cash provided by (used in) investing activities	(2,563)	(666)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,078	(265)
Net increase (decrease) in commercial paper and other short-term borrowings	97	865
Repayment of long-term debt	—	(300)
Change in noncontrolling interests	2	10

Net cash provided by (used in) financing activities	1,177	310

Net change in cash and cash equivalents	(1,496)	(400)
Cash and cash equivalents at beginning of period	6,203	5,491

Cash and cash equivalents at end of period	$4,707	$5,091

Cash Paid During the Period For:
Interest	$93	$80
Income taxes, net	(5)	(27)
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	65	148
Transfer of loans held for investment to other real estate owned assets (OREO)	2	8

See accompanying notes to Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments

        The unaudited Consolidated Financial Statements of UnionBanCal Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2014 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in UnionBanCal Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

        The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed (Note 3), the evaluation of other-than-temporary impairment on investment securities (Note 4), the allowance for credit losses (Note 5), purchased credit-impaired loans (Note 5), goodwill impairment, pension accounting (Note 12), income taxes, fair value of financial instruments (Note 9), and hedge accounting (Note 10).

        UnionBanCal Corporation is a financial holding company and bank holding company whose principal subsidiary is Union Bank, N.A. (the Bank or Union Bank). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally.

Recently Issued Accounting Pronouncements That Are Not Yet Effective

  Accounting for Investments in Qualified Affordable Housing Projects

        In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which amends guidance on the accounting for investments in qualified affordable housing projects and permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, reporting entities amortize the initial cost of the investment in proportion to tax credits and tax benefits received and recognize the amortization as a component of income tax expense. This guidance is effective for interim and annual periods beginning on January 1, 2015. The guidance is required to be applied retrospectively to all periods presented. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations, and expects to adopt the standard in 2014.

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

  Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

        In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends FASB Accounting Standards Codifications Topic 205 and 360, changes the criteria for reporting discontinued operations and requires additional disclosures for discontinued operations which meet the new criteria. The amendments in ASU 2014-08 limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The guidance is effective for interim and annual periods beginning on January 1, 2015 with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position and results of operations.

Note 2—Correction of Prior Period Amounts

        During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposit. These errors affected historical periods beginning in 2009 through June 30, 2013. The Company recognized certain noninterest income amounts in the period in which the market-linked certificates of deposit originated. These amounts should have been deferred and recognized as a reduction of interest expense over the contractual term of the related certificates of deposit. These errors were not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated statements of income and comprehensive income for the first quarter of 2013 and changes in stockholder's equity for first quarter of 2013 have been adjusted to reflect the correction of these errors.

Note 2—Correction of Prior Period Amounts (Continued)

        The following tables show the affected line items within the Consolidated Financial Statements:

Consolidated Statements of Income:

	For the Three Months Ended March 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Net Interest Income
Interest expense—deposits	$65	$(5)	$60
Noninterest Income
Trading account activities	8	(3)	5
Brokerage commissions and fees	12	(1)	11
Income before income taxes and including noncontrolling interests	193	1	194
Net Income Attributable to UnionBanCal Corporation	147	1	148

Statements of Changes in Stockholder's Equity:

	December 31, 2012
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Retained earnings	$6,875	$(30)	$6,845

Note 3—Business Combinations

  Acquisition of PB Capital

        During the second quarter of 2013, the Company acquired PB Capital Corporation's (PB Capital) institutional commercial real estate (CRE) lending division for $3.7 billion in cash. The acquisition expands the Company's CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The assets acquired were recorded at acquisition date fair values of $3.4 billion, resulting in goodwill as of the acquisition date of $227 million, which was allocated to the Company's Commercial Banking reportable business segment. The fair value estimates of the loans acquired are considered provisional and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. During the quarter ended March 31, 2014, no measurement period adjustments were applied to the acquisition date fair values, resulting in no change in goodwill.

Note 4—Securities

Securities Available for Sale

        At March 31, 2014 and December 31, 2013, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	March 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$72	$—	$—	$72
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,754	1	226	8,529
Privately issued	207	5	2	210
Privately issued—commercial mortgage-backed securities	1,876	9	55	1,830
Collateralized loan obligations	2,642	22	22	2,642
Asset-backed and other	24	1	—	25

Asset Liability Management securities	13,575	38	305	13,308
Other debt securities:
Direct bank purchase bonds	1,986	40	39	1,987
Other	67	—	4	63
Equity securities	7	1	—	8

Total securities available for sale	$15,635	$79	$348	$15,366

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	$—	$—	$73
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,194	2	296	8,900
Privately issued	220	4	2	222
Privately issued—commercial mortgage-backed securities	1,947	8	85	1,870
Collateralized loan obligations	2,670	25	22	2,673
Asset-backed and other	34	1	—	35

Asset Liability Management securities	14,138	40	405	13,773
Other debt securities:
Direct bank purchase bonds	1,968	35	43	1,960
Other	81	—	5	76
Equity securities	7	1	—	8

Total securities available for sale	$16,194	$76	$453	$15,817

Note 4—Securities (Continued)

        The Company's securities available for sale with a continuous unrealized loss position at March 31, 2014 and December 31, 2013 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$8,075	$223	$155	$3	$8,230	$226
Privately issued	65	1	19	1	84	2
Privately issued—commercial mortgage-backed securities	1,077	43	206	12	1,283	55
Collateralized loan obligations	1,833	22	10	—	1,843	22
Asset-backed and other	—	—	1	—	1	—

Asset Liability Management securities	11,050	289	391	16	11,441	305
Other debt securities:
Direct bank purchase bonds	490	15	795	24	1,285	39
Other	12	1	22	3	34	4
Equity securities	5	—	—	—	5	—

Total securities available for sale	$11,557	$305	$1,208	$43	$12,765	$348

Note 4—Securities (Continued)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$8,508	$293	$147	$3	$8,655	$296
Privately issued	72	2	18	—	90	2
Privately issued—commercial mortgage-backed securities	1,274	80	58	5	1,332	85
Collateralized loan obligations	1,879	21	10	1	1,889	22
Asset-backed and other	—	—	1	—	1	—

Asset Liability Management securities	11,733	396	234	9	11,967	405
Other debt securities:
Direct bank purchase bonds	537	18	778	25	1,315	43
Other	15	1	34	4	49	5
Equity securities	5	—	—	—	5	—

Total securities available for sale	$12,290	$415	$1,046	$38	$13,336	$453

        At March 31, 2014, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.

        Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation or a government-sponsored enterprise (GSE) such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2014, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

        Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. The Company estimated the unrealized loss for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on the analysis performed as of March 31, 2014, the Company expects to recover the entire amortized cost basis of these securities.

        Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the

Note 4—Securities (Continued)

bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2014, the Company expects to recover the entire amortized cost basis of these securities.

        The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$72	$—	$—	$—	$72
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1	39	573	7,916	8,529
Privately issued	—	—	5	205	210
Privately issued—commercial mortgage-backed securities	—	—	35	1,795	1,830
Collateralized loan obligations	—	306	566	1,770	2,642
Asset-backed and other	—	17	8	—	25

Asset Liability Management securities	73	362	1,187	11,686	13,308
Other debt securities:
Direct bank purchase bonds	136	375	990	486	1,987
Other	—	22	4	37	63

Total debt securities available for sale	$209	$759	$2,181	$12,209	$15,358

        The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2014	2013
Proceeds from sales	$334	$5,098
Gross realized gains	2	99

Note 4—Securities (Continued)

Securities Held to Maturity

        The securities held to maturity consist of U.S. Treasury securities, commercial mortgage-backed securities, residential mortgage-backed securities and U.S. government-sponsored agencies. Management has asserted the positive intent and ability to hold these securities to maturity. At March 31, 2014 and December 31, 2013, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	March 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$5,533	$7	$74	$5,466	$16	$39	$5,443
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	1,841	—	90	1,751	19	8	1,762
U.S. Treasury	484	—	—	484	—	3	481
U.S. government-sponsored agencies	125	—	—	125	—	1	124

Total securities held to maturity	$7,983	$7	$164	$7,826	$35	$51	$7,810

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$5,065	$7	$77	$4,995	$8	$69	$4,934
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	1,606	—	92	1,514	3	12	1,505

Total securities held to maturity	$6,671	$7	$169	$6,509	$11	$81	$6,439

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

Note 4—Securities (Continued)

        The Company's securities held to maturity with a continuous unrealized loss position at March 31, 2014 and December 31, 2013 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$3,585	$63	$35	$272	$11	$4	$3,857	$74	$39
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	960	31	7	702	59	1	1,662	90	8
U.S. Treasury	481	—	3	—	—	—	481	—	3
U.S. government-sponsored agencies	99	—	1	—	—	—	99	—	1

Total securities held to maturity	$5,125	$94	$46	$974	$70	$5	$6,099	$164	$51

	December 31, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$3,873	$76	$68	$54	$1	$1	$3,927	$77	$69
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	1,016	46	10	489	46	2	1,505	92	12

Total securities held to maturity	$4,889	$122	$78	$543	$47	$3	$5,432	$169	$81

Note 4—Securities (Continued)

        The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$3	$3	$—	$—	$5,463	$5,440	$5,466	$5,443
U.S. government agency and government-sponsored agencies—commercial mortgage backed securities	—	—	837	851	914	911	1,751	1,762
U.S. Treasury	100	99	384	382	—	—	484	481
U.S. government-sponsored agencies	—	—	125	124	—	—	125	124

Total securities held to maturity	$103	$102	$1,346	$1,357	$6,377	$6,351	$7,826	$7,810

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

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At March 31, 2014, the Company had $6.3 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. Available for sale securities of $0.7 billion have been pledged to secure borrowings, $0.2 billion to support unrealized losses on derivative transactions reported in trading liabilities and $5.4 billion to secure public and trust deposits.

        At March 31, 2014 and December 31, 2013, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $31 million (none of which has been repledged) and $10 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending.

Note 5—Loans and Allowance for Loan Losses

        The following table provides the outstanding balances of loans at March 31, 2014 and December 31, 2013:

(Dollars in millions)	March 31, 2014	December 31, 2013
Loans held for investment:
Commercial and industrial	$23,654	$23,528
Commercial mortgage	13,568	13,092
Construction	1,019	905
Lease financing	845	854

Total commercial portfolio	39,086	38,379

Residential mortgage	26,602	25,547
Home equity and other consumer loans	3,194	3,280

Total consumer portfolio	29,796	28,827

Total loans held for investment, before purchased credit-impaired loans	68,882	67,206
Purchased credit-impaired loans(1)	1,051	1,106

Total loans held for investment(2)	69,933	68,312
Allowance for loan losses	(557)	(568)

Loans held for investment, net	$69,376	$67,744

(1)
Includes $228 million and $251 million as of March 31, 2014 and December 31, 2013, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $16 million and $15 million as of March 31, 2014 and December 31, 2013, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.
(2)
Includes $114 million and $88 million at March 31, 2014 and December 31, 2013, respectively, for net unamortized discounts and premiums and deferred fees and costs.

  Allowance for Loan Losses

        The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	51	(12)	—	(57)	(18)
Provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	2	—	2
Other	(1)	—	—	—	(1)
Loans charged-off	(6)	(3)	—	—	(9)
Recoveries of loans previously charged-off	14	1	—	—	15

Allowance for loan losses, end of period	$479	$55	$3	$20	$557

Note 5—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	18	(29)	—	(33)	(44)
(Reversal of) Provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(8)	—	(8)
Loans charged-off	(44)	(30)	(3)	—	(77)
Recoveries of loans previously charged-off	29	4	12	—	45

Allowance for loan losses, end of period	$421	$69	$1	$77	$568

        The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$42	$21	$—	$—	$63
Collectively evaluated for impairment	437	34	—	20	491
Purchased credit-impaired loans	—	—	3	—	3

Total allowance for loan losses	$479	$55	$3	$20	$557

Loans held for investment:
Individually evaluated for impairment	$224	$337	$2	$—	$563
Collectively evaluated for impairment	38,862	29,459	—	—	68,321
Purchased credit-impaired loans	—	—	1,049	—	1,049

Total loans held for investment	$39,086	$29,796	$1,051	$—	$69,933

	December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$19	$20	$—	$—	$39
Collectively evaluated for impairment	402	49	—	77	528
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$421	$69	$1	$77	$568

Loans held for investment:
Individually evaluated for impairment	$266	$339	$3	$—	$608
Collectively evaluated for impairment	38,113	28,488	—	—	66,601
Purchased credit-impaired loans	—	—	1,103	—	1,103

Total loans held for investment	$38,379	$28,827	$1,106	$—	$68,312

Note 5—Loans and Allowance for Loan Losses (Continued)

  Nonaccrual and Past Due Loans

        The following table presents nonaccrual loans as of March 31, 2014 and December 31, 2013:

(Dollars in millions)	March 31, 2014	December 31, 2013
Commercial and industrial	$89	$44
Commercial mortgage	46	51

Total commercial portfolio	135	95

Residential mortgage	266	286
Home equity and other consumer loans	49	46

Total consumer portfolio	315	332

Total nonaccrual loans, before purchased credit-impaired loans	450	427
Purchased credit-impaired loans	16	15

Total nonaccrual loans	$466	$442

Troubled debt restructured loans that continue to accrue interest	$297	$367

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$209	$225

        The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,483	$11	$5	$16	$24,499
Commercial mortgage	13,541	19	8	27	13,568
Construction	1,019	—	—	—	1,019

Total commercial portfolio	39,043	30	13	43	39,086

Residential mortgage	26,408	108	86	194	26,602
Home equity and other consumer loans	3,155	22	17	39	3,194

Total consumer portfolio	29,563	130	103	233	29,796

Total loans held for investment, excluding purchased credit-impaired loans	$68,606	$160	$116	$276	$68,882

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,310	$66	$6	$72	$24,382
Commercial mortgage	13,004	68	20	88	13,092
Construction	891	14	—	14	905

Total commercial portfolio	38,205	148	26	174	38,379

Residential mortgage	25,342	114	91	205	25,547
Home equity and other consumer loans	3,238	23	19	42	3,280

Total consumer portfolio	28,580	137	110	247	28,827

Total loans held for investment, excluding purchased credit-impaired loans	$66,785	$285	$136	$421	$67,206

        Loans 90 days or more past due and still accruing totaled $4 million and $5 million at March 31, 2014 and December 31, 2013, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $123 million and $124 million at March 31, 2014 and December 31, 2013, respectively.

  Credit Quality Indicators

        Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 5 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $194 million and $213 million covered by Federal Deposit Insurance Corporation (FDIC) loss share agreements, at March 31, 2014 and December 31, 2013, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	March 31, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,466	$595	$342	$24,403
Construction	1,021	9	—	1,030
Commercial mortgage	13,014	151	221	13,386

Total commercial portfolio	37,501	755	563	38,819
Purchased credit-impaired loans	54	186	347	587

Total	$37,555	$941	$910	$39,406

	December 31, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,346	$576	$313	$24,235
Construction	879	14	—	893
Commercial mortgage	12,562	142	228	12,932

Total commercial portfolio	36,787	732	541	38,060
Purchased credit-impaired loans	48	204	362	614

Total	$36,835	$936	$903	$38,674

        The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $34 million and $38 million of loans covered by FDIC loss share agreements, at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$26,336	$266	$26,602
Home equity and other consumer loans	3,145	49	3,194

Total consumer portfolio	29,481	315	29,796
Purchased credit-impaired loans	236	—	236

Total	$29,717	$315	$30,032

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$25,261	$286	$25,547
Home equity and other consumer loans	3,234	46	3,280

Total consumer portfolio	28,495	332	28,827
Purchased credit-impaired loans	242	—	242

Total	$28,737	$332	$29,069

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

        The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at March 31, 2014 and December 31, 2013. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2014
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$20,479	$5,425	$506	$26,410
Home equity and other consumer loans	2,217	811	80	3,108

Total consumer portfolio	22,696	6,236	586	29,518
Purchased credit-impaired loans	93	129	14	236

Total	$22,789	$6,365	$600	$29,754

Percentage of total	77%	21%	2%	100%

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

Note 5—Loans and Allowance for Loan Losses (Continued)

	March 31, 2014
	LTV ratios
(Dollars in millions)	Less than 80 Percent	80-100 Percent	Greater than 100 Percent	No LTV Available(1)	Total
Residential mortgage	$24,187	$1,955	$208	$60	$26,410
Home equity loans	2,437	335	186	52	3,010

Total consumer portfolio	26,624	2,290	394	112	29,420
Purchased credit-impaired loans	152	55	26	—	233

Total	$26,776	$2,345	$420	$112	$29,653

Percentage of total	90%	8%	2%	—%	100%

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

  Troubled Debt Restructurings

        The following table provides a summary of the Company's recorded investment in troubled debt restructurings (TDRs) as of March 31, 2014 and December 31, 2013. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $35 million and $43 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2014 and December 31, 2013, respectively.

(Dollars in millions)	March 31, 2014	December 31, 2013
Commercial and industrial	$135	$212
Commercial mortgage	32	38

Total commercial portfolio	167	250

Residential mortgage	312	315
Home equity and other consumer loans	25	24

Total consumer portfolio	337	339

Total restructured loans, excluding purchased credit-impaired loans(1)	$504	$589

(1)
Amounts exclude $2 million and $3 million of TDRs covered by FDIC loss share agreements at March 31, 2014 and December 31, 2013, respectively.

Note 5—Loans and Allowance for Loan Losses (Continued)

        For the first quarter of 2014, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications for the three months ended March 31, 2014 and for the year ended December 31, 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

        The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the first quarter of 2014 and 2013:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$4	$4	$76	$74
Commercial mortgage	11	11	11	11

Total commercial portfolio	15	15	87	85

Residential mortgage	6	5	25	24
Home equity and other consumer loans	2	2	1	1

Total consumer portfolio	8	7	26	25

Total	$23	$22	$113	$110

(1)
Represents the recorded investment in the loan immediately prior to the restructuring event.
(2)
Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

        The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the first quarter of 2014 and 2013, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Commercial and industrial	$—	$5

Total commercial portfolio	—	5

Residential mortgage	2	2
Home equity and other consumer loans	1	—

Total consumer portfolio	3	2

Total	$3	$7

        For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.

Note 5—Loans and Allowance for Loan Losses (Continued)

  Loan Impairment

        Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, commercial mortgage loan portfolios, and loans modified in a TDR. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

        The following tables show information about impaired loans by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$182	$10	$192	$40	$187	$11
Commercial mortgage	28	4	32	2	31	4

Total commercial portfolio	210	14	224	42	218	15

Residential mortgage	220	92	312	21	236	106
Home equity and other consumer loans	4	21	25	—	5	34

Total consumer portfolio	224	113	337	21	241	140

Total, excluding purchased credit-impaired loans	434	127	561	63	459	155
Purchased credit-impaired loans	2	—	2	—	2	5

Total	$436	$127	$563	$63	$461	$160

	December 31, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$117	$104	$221	$16	$121	$114
Commercial mortgage	33	12	45	3	36	15

Total commercial portfolio	150	116	266	19	157	129

Residential mortgage	220	95	315	20	236	108
Home equity and other consumer loans	4	20	24	—	4	34

Total consumer portfolio	224	115	339	20	240	142

Total, excluding purchased credit-impaired loans	374	231	605	39	397	271
Purchased credit-impaired loans	2	1	3	—	2	6

Total	$376	$232	$608	$39	$399	$277

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the first quarters of 2014 and 2013 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$206	$3	$241	$3
Commercial mortgage	36	2	63	—
Construction	—	—	18	—

Total commercial portfolio	242	5	322	3

Residential mortgage	313	3	275	3
Home equity and other consumer loans	25	1	21	—

Total consumer portfolio	338	4	296	3

Total, excluding purchased credit-impaired loans	580	9	618	6
Purchased credit-impaired loans	3	—	5	—

Total	$583	$9	$623	$6

        The Company transferred a net $65 million and $148 million of loans from held for investment to held for sale and sold $33 million and $160 million in loans during the three months ended March 31, 2014 and 2013, respectively.

  Loans Acquired in Business Combinations

        The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans as of March 31, 2014 and December 31, 2013.

(Dollars in millions)	March 31, 2014	December 31, 2013
Total outstanding balance	$1,637	$1,733
Carrying amount	1,035	1,091

        The accretable yield for purchased credit-impaired loans for the first quarters of 2014 and 2013 was as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2014	2013
Accretable yield, beginning of period	$378	$590
Accretion	(60)	(79)
Reclassifications from nonaccretable difference during the period	64	(10)

Accretable yield, end of period	$382	$501

Note 6—Variable Interest Entities

        In the normal course of business, the Company has certain financial interests in entities which have been determined to be variable interest entities (VIEs). Generally, a VIE is a corporation, partnership, trust or other legal structure where the equity investors do not have substantive voting rights, an obligation to absorb the entity's losses or the right to receive the entity's returns, or the ability to direct the significant activities of the entity. The following discusses the Company's consolidated and unconsolidated VIEs.

Consolidated VIEs

        The following tables present the assets and liabilities of consolidated VIEs recorded on the Company's consolidated balance sheets at March 31, 2014.

	March 31, 2014
	Consolidated Assets
					Consolidated Liabilities
	Interest Bearing Deposits in Banks	Loans Held for Investment, net
(Dollars in millions)			Other Assets	Total Assets	Long-Term Debt	Other Liabilities	Total Liabilities
Low-income housing credit investments	$9	$—	$260	$269	$4	$—	$4
Leasing investments	4	739	93	836	—	77	77

Total consolidated VIEs	$13	$739	$353	$1,105	$4	$77	$81

  Low-Income Housing Credit (LIHC) Investments

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

Unconsolidated VIEs

        The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheets at March 31, 2014. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss

Note 6—Variable Interest Entities (Continued)

represents the carrying amount of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	March 31, 2014
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$71	$157	$1,047	$1,275	$474	$474	$1,275
Leasing investments	—	—	43	738	781	—	—	797
Other investments	85	—	28	29	142	2	2	142

Total unconsolidated VIEs	$85	$71	$228	$1,814	$2,198	$476	$476	$2,214

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

Note 7—Commercial Paper and Other Short-Term Borrowings

        The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2014	December 31, 2013
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.05% and 0.07% at March 31, 2014 and December 31, 2013, respectively	$106	$39
Commercial paper, with weighted average interest rates of 0.17% and 0.19% at March 31, 2014 and December 31, 2013, respectively	2,554	2,524

Total commercial paper and other short-term borrowings	$2,660	$2,563

Note 8—Long-Term Debt

        Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	March 31, 2014	December 31, 2013
Debt issued by UnionBanCal Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$397
Subordinated debt:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.61% at March 31, 2014 and 1.63% at December 31, 2013	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.58% at March 31, 2014 and 2.60% at December 31, 2013	66	66

Total debt issued by UnionBanCal Corporation	763	763

Debt issued by Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating rate Federal Home Loan Bank advances with maturities ranging from February 2015 to February 2016. These notes bear a combined weighted-average rate of 2.55% at March 31, 2014 and December 31, 2013	$800	$800
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.19% at March 31, 2014 and December 31, 2013	300	300
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 0.99% at March 31, 2014 and 1.00% at December 31, 2013	500	500
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	4	4
Subordinated debt:
Fixed rate 5.95% notes due May 2016	717	718
Subordinated debt due to The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU):
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.43% at March 31, 2014 and 1.45% at December 31, 2013	750	750
Capital lease obligations with a combined weighted average interest rate of 4.88% at March 31, 2014 and December 31, 2013(1)	14	15

Total debt issued by Union Bank, N.A. and other subsidiaries	5,782	5,784

Total long-term debt	$6,545	$6,547

(1)
Long-term debt assumed through the acquisition of Pacific Capital Bancorp

Note 9—Fair Value Measurement and Fair Value of Financial Instruments

  Valuation Methodologies

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 12 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

  Fair Value Hierarchy

        In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by U.S. GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

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

        Independent Price Verification (IPV) is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its IPV procedures, the Company compares pricing sources, tests data variance within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the VC. For further information related to valuation processes, see Note 12 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by major category and by valuation hierarchy level:

	March 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$92	$—	$—	$92
U.S. government-sponsored agencies	—	39	—	—	39
State and municipal	—	26	—	—	26
Other loans	—	85	—	—	85
Interest rate derivative contracts	—	661	7	(163)	505
Commodity derivative contracts	—	67	11	(53)	25
Foreign exchange derivative contracts	1	30	2	(15)	18
Equity derivative contracts	—	—	253	(202)	51

Total trading account assets	1	1,000	273	(433)	841
Securities available for sale:
U.S. government-sponsored agencies	—	72	—	—	72
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	8,529	—	—	8,529
Privately issued	—	210	—	—	210
Privately issued—commercial mortgage-backed securities	—	1,830	—	—	1,830
Collateralized loan obligations	—	2,642	—	—	2,642
Asset-backed and other	—	25	—	—	25
Other debt securities:
Direct bank purchase bonds	—	—	1,987	—	1,987
Other	—	4	59	—	63
Equity securities	8	—	—	—	8

Total securities available for sale	8	13,312	2,046	—	15,366

Other assets:
Interest rate hedging contracts	—	9	—	—	9
Other derivative contracts	—	—	1	—	1

Total other assets	—	9	1	—	10

Total assets	$9	$14,321	$2,320	$(433)	$16,217

Percentage of Total	—%	88%	14%	(2)%	100%
Percentage of Total Company Assets	—%	13%	2%	—%	15%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$550	$—	$(355)	$198
Commodity derivative contracts	—	54	11	(42)	23
Foreign exchange derivative contracts	1	35	2	(12)	26
Equity derivative contracts	—	—	253	—	253
Securities sold, not yet purchased	—	31	—	—	31

Total trading account liabilities	4	670	266	(409)	531
Other liabilities:
FDIC clawback liability	—	—	100	—	100
Interest rate hedging contracts	—	22	—	—	22
Other derivative contracts	—	2	2	—	4

Total other liabilities	—	24	102	—	126

Total liabilities	$4	$694	$368	$(409)	$657

Percentage of Total	1%	105%	56%	(62)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$8	$—	$—	$8
U.S. government-sponsored agencies	—	116	—	—	116
State and municipal	—	5	—	—	5
Other loans	—	140	—	—	140
Interest rate derivative contracts	1	705	7	(212)	501
Commodity derivative contracts	—	67	9	(66)	10
Foreign exchange derivative contracts	1	30	2	(18)	15
Equity derivative contracts	—	—	253	(197)	56

Total trading account assets	2	1,071	271	(493)	851
Securities available for sale:
U.S. government-sponsored agencies	—	73	—	—	73
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	8,900	—	—	8,900
Privately issued	—	222	—	—	222
Privately issued—commercial mortgage-backed securities	—	1,870	—	—	1,870
Collateralized loan obligations	—	2,673	—	—	2,673
Asset-backed and other	—	35	—	—	35
Other debt securities:
Direct bank purchase bonds	—	—	1,960	—	1,960
Other	—	18	58	—	76
Equity securities	8	—	—	—	8

Total securities available for sale	8	13,791	2,018	—	15,817

Other assets:
Interest rate hedging contracts	—	8	—	—	8
Other derivative contracts	—	1	1	—	2

Total other assets	—	9	1	—	10

Total assets	$10	$14,871	$2,290	$(493)	$16,678

Percentage of Total	—%	89%	14%	(3)%	100%
Percentage of Total Company Assets	—%	14%	2%	—%	16%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$606	$—	$(379)	$230
Commodity derivative contracts	—	53	8	(33)	28
Foreign exchange derivative contracts	1	26	2	(11)	18
Equity derivative contracts	—	—	254	—	254
Securities sold, not yet purchased	—	10	—	—	10

Total trading account liabilities	4	695	264	(423)	540
Other liabilities:
FDIC clawback liability	—	—	96	—	96
Interest rate hedging contracts	—	13	—	—	13
Other derivative contracts	—	1	3	—	4

Total other liabilities	—	14	99	—	113

Total liabilities	$4	$709	$363	$(423)	$653

Percentage of Total	1%	109%	55%	(65)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the first quarters of 2014 and 2013. Level 3 available for sale securities at March 31, 2014 and 2013 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	March 31, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$271	$2,018	$1	$(264)	$(99)
Total gains (losses) (realized/unrealized):
Included in income before taxes	1	—	—	(1)	(4)
Included in other comprehensive income	—	8	—	—	—
Purchases/additions	3	123	—	—	—
Sales	—	—	—	(3)	—
Settlements	(2)	(103)	—	2	—
Transfers into Level 3	—	—	—	—	—

Asset (liability) balance, end of period	$273	$2,046	$1	$(266)	$(103)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$1	$—	$—	$(1)	$(4)

	For the Three Months Ended
	March 31, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$136	$1,499	$—	$(136)	$(95)
Total gains (losses) (realized/unrealized):
Included in income before taxes	47	—	—	(48)	(1)
Included in other comprehensive income	—	19	—	—	—
Purchases/additions	3	137	1	—	—
Sales	—	(14)	—	(3)	—
Settlements	—	(49)	—	—	—
Transfers into Level 3	—	—		—	—

Asset (liability) balance, end of period	$186	$1,592	$1	$(187)	$(96)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$47	$—	$—	$(48)	$(1)

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at March 31, 2014.

	March 31, 2014
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,987	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.6%
			Loss severity	10.0 - 65.0%	32.5%
Other liabilities:
FDIC clawback liability	$100	Discounted cash flow	Probability of default	0.1 - 100.0%	57.3%
			Loss severity	11.3 - 100.0%	38.4%

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

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first quarters of 2014 and 2013 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2014
					Loss for the Three Months Ended March 31, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$76	$—	$—	$76	$(29)
Other assets:
OREO	5	—	—	5	(1)

Total	$81	$—	$—	$81	$(30)

	March 31, 2013
					Loss for the Three Months Ended March 31, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$90	$—	$—	$90	$(12)
Other assets:
OREO	38	—	—	38	(3)

Total	$128	$—	$—	$128	$(15)

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

  Fair Value of Financial Instruments Disclosures

        The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of March 31, 2014 and as of December 31, 2013:

	March 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,707	$4,707	$4,707	$—	$—
Securities held to maturity	7,826	7,810	—	7,810	—
Loans held for investment, net of allowance for loan losses(1)	68,539	69,863	—	—	69,863
FDIC indemnification asset	123	95	—	—	95
Other assets	3	4	—	—	4
Liabilities
Deposits	$81,179	$81,293	$—	$81,293	$—
Commercial paper and other short-term borrowings	2,660	2,660	—	2,660	—
Long-term debt	6,545	6,711	—	6,711	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$288	$288	$—	$—	$288

(1)
Excludes lease financing, net of related allowance.

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

        For further information on methodologies for approximating fair values, see Note 12 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging

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

        The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated and qualifying as hedging instruments as of March 31, 2014 and December 31, 2013, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2014			December 31, 2013
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$6,950	$9	$22	$4,300	$8	$13
Not designated and qualifying as hedging instruments:
Trading
Interest rate contracts	45,773	668	553	44,427	713	609
Commodity contracts	5,397	78	65	5,714	76	61
Foreign exchange contracts	5,420	33	38	5,645	33	29
Equity contracts	4,081	253	253	4,027	253	254
Other contracts	85	—	—	140	—	—

Total Trading	60,756	1,032	909	59,953	1,075	953
Other risk management	183	1	4	185	2	4

Total derivative instruments	$67,889	$1,042	$935	$64,438	$1,085	$970

        We recognized net losses of $1 million and $4 million on other risk management derivatives for the three months ended March 31, 2014 and 2013, respectively, which are included in other noninterest income.

  Derivatives Designated and Qualifying as Hedging Instruments

        The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For the first quarters of 2014 and 2013, the Company did not have fair value hedges. For further information related to the Company's hedging strategy, see Note 13 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

  Cash Flow Hedges

        The Company used interest rate swaps with a notional amount of $7.0 billion at March 31, 2014 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At March 31, 2014, the weighted average remaining life of the active cash flow hedges was approximately 3.98 years.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At March 31, 2014, the Company expects to reclassify approximately $98 million of income from accumulated other comprehensive income to net interest income during the twelve months ending March 31, 2015. This amount could differ from amounts

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2014.

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the first quarters of 2014 and 2013:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Derivatives in cash flow hedging relationships
			Interest income	$22	$7
Interest rate contracts	$8	$6	Interest expense	1	—	Noninterest expense(1)	$—	$—

Total	$8	$6		$23	$7		$—	$—

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

        The Company offers market-linked CDs, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The Company offsets its exposure to the embedded derivative contained in market-linked CDs with a matched over-the-counter option. Both the embedded derivative and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statement of income under the heading trading account activities for the first quarters of 2014 and 2013:

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2014	March 31, 2013
Trading derivatives:
Interest rate contracts	$10	$(1)
Equity contracts	1	—
Foreign exchange contracts	4	3
Commodity contracts	2	(1)
Other contracts	(1)	1

Total	$16	$2

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

  Offsetting Assets and Liabilities

        The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing standard International Swaps and Derivatives Association master netting agreements (ISDA MNA) or master repurchase agreements, which generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

        The following tables present the offsetting of financial assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,042	$433	$609	$59	$—	$550
Securities purchased under resale agreements	32	—	32	32	—	—

Total	$1,074	$433	$641	$91	$—	$550

Financial Liabilities:
Derivative liabilities	$935	$409	$526	$146	$—	$380
Securities sold under repurchase agreements	9	—	9	9	—	—

Total	$944	$409	$535	$155	$—	$380

	December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,085	$493	$592	$79	$—	$513
Securities purchased under resale agreements	10	—	10	10	—	—

Total	$1,095	$493	$602	$89	$—	$513

Financial Liabilities:
Derivative liabilities	$970	$423	$547	$144	$—	$403
Securities sold under repurchase agreements	8	—	8	8	—	—

Total	$978	$423	$555	$152	$—	$403

Note 11—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2013:
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$6	$(2)	$4
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(7)	3	(4)

Net change	(1)	1	—

Securities:
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(96)	38	(58)
Less: accretion of fair value adjustment on securities available for sale	(15)	6	(9)
Less: accretion of fair value adjustment on held to maturity securities	(8)	3	(5)
Less: amortization of net unrealized (gains) losses on held to maturity securities	14	(6)	8

Net change	(105)	41	(64)

Foreign currency translation adjustment	(2)	1	(1)

Pension and other benefits:
Recognized net actuarial gain (loss)(1)	29	(11)	18

Net change(1)	29	(11)	18

Net change in accumulated other comprehensive loss	$(79)	$32	$(47)

For the Three Months Ended March 31, 2014:
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$8	$(3)	$5
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(23)	9	(14)

Net change	(15)	6	(9)

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	116	(46)	70
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(2)	1	(1)
Less: accretion of fair value adjustment on securities available for sale	(6)	2	(4)
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3

Net change	113	(45)	68

Foreign currency translation adjustment	(4)	2	(2)

Pension and other benefits:
Recognized net actuarial gain (loss)(1)	14	(6)	8

Net change(1)	14	(6)	8

Net change in accumulated other comprehensive loss	$108	$(43)	$65

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in accumulated other comprehensive loss balances:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	4	(6)	(1)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	(4)	(58)	—	18	(44)

Balance, March 31, 2013	$24	$95	$—	$(680)	$(561)

Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income before reclassifications	5	70	(2)	—	73
Amounts reclassified from accumulated other comprehensive loss	(14)	(2)	—	8	(8)

Balance, March 31, 2014	$7	$(260)	$(5)	$(301)	$(559)

Note 12—Employee Pension and Other Postretirement Benefits

        The following tables summarize the components of net periodic benefit cost for the first quarters of 2014 and 2013:

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$21	$22	$3	$4	$1	$—
Interest cost	27	25	3	3	1	1
Expected return on plan assets	(48)	(41)	(4)	(4)	—	—
Recognized net actuarial loss	14	27	—	1	—	1

Total net periodic benefit cost	$14	$33	$2	$4	$2	$2

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

        In April 2014, the pension plan was amended. Pension benefits accrued after December 31, 2014 for the majority of eligible employees will be earned under the cash balance plan and benefits earned under the final average pay formula will become fixed as of that date. The cash balance plan accords the same benefits that apply to all eligible employees hired after October 1, 2012. The health benefit plan was also amended in April 2014 to discontinue the availability of retiree health benefits for the majority of employees. The amendments are not expected to significantly impact the Company's statement of financial position or results of operations.

Note 13—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's commitments.

(Dollars in millions)	March 31, 2014
Commitments to extend credit	$33,326
Issued standby and commercial letters of credit	5,983
Other commitments	197

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2014, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded credit commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.

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

        The Company has rental commitments under long-term operating lease agreements. For additional information, see Note 6 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2014, the current exposure to loss under these contracts totaled $16 million, and the maximum potential exposure to loss in the future was estimated at $45 million.

Note 13—Commitments, Contingencies and Guarantees (Continued)

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

        The Community Banking Division serves its customers through 361 full-service branches in California and 45 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Community Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of consumer financing and investment services; and products including credit cards.

        The Wealth Markets Division serves its customers through the Private Bank; UnionBanc Investment Services LLC (UBIS), a subsidiary of Union Bank and a registered broker-dealer and investment advisor; and Asset Management which includes HighMark Capital Management, Inc., a subsidiary of Union Bank and a registered investment advisor. Wealth Markets provides investment management and advisory services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to unaffiliated funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.

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

Note 14—Business Segments (Continued)

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

Other

        "Other" includes the Asian Corporate Banking segment, Corporate Treasury and the impact of certain corporate activities. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 2 "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q.

        Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of the funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support

Note 14—Business Segments (Continued)

groups; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and the FDIC covered assets.

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

As of and for the Three Months Ended March 31, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	UnionBanCal Corporation
Results of operations—Market View
Net interest income (expense)	$347	$227	$31	$100	$46	$12	$(80)	$683
Noninterest income (expense)	79	48	18	40	50	(7)	(47)	181

Total revenue	426	275	49	140	96	5	(127)	864
Noninterest expense	335	105	15	89	27	124	(35)	660
(Reversal of) provision for loan losses	(6)	16	(16)	1	15	(15)	(11)	(16)

Income (loss) before income taxes and including noncontrolling interests	97	154	50	50	54	(104)	(81)	220
Income tax expense (benefit)	38	34	19	19	11	(39)	(32)	50

Net income (loss) including noncontrolling interest	59	120	31	31	43	(65)	(49)	170

Deduct: net loss from noncontrolling interests	—	—	—	—	—	5	—	5

Net income (loss) attributable to UnionBanCal	$59	$120	$31	$31	$43	$(60)	$(49)	$175

Total assets, end of period	$35,355	$33,751	$4,359	$1,657	$6,524	$28,324	$(2,733)	$107,237

Note 14—Business Segments (Continued)

As of and for the Three Months Ended March 31, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	UnionBanCal Corporation
Results of operations—Market View
Net interest income (expense)	$337	$206	$29	$111	$46	$1	$(77)	$653
Noninterest income (expense)	93	43	17	38	47	54	(41)	251

Total revenue	430	249	46	149	93	55	(118)	904
Noninterest expense	364	97	14	93	25	153	(33)	713
(Reversal of) provision for loan losses	(8)	27	6	1	(3)	(27)	1	(3)

Income (loss) before income taxes and including noncontrolling interests	74	125	26	55	71	(71)	(86)	194
Income tax expense (benefit)	29	29	11	21	19	(24)	(35)	50

Net income (loss) including noncontrolling interest	45	96	15	34	52	(47)	(51)	144

Deduct: net loss from noncontrolling interests	—	—	—	—	—	4	—	4

Net income (loss) attributable to UnionBanCal	$45	$96	$15	$34	$52	$(43)	$(51)	$148

Total assets, end of period	$32,452	$25,894	$3,891	$1,529	$6,247	$28,744	$(1,782)	$96,975

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

Item 1A.   Risk Factors

        For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2013 Form 10-K, which is incorporated by reference herein, in addition to the following information:

         Industry Factors

         Difficult market conditions have adversely affected the U.S. banking industry

        Dramatic declines in the housing market in the U.S. in general, and in California in particular, from 2008 through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions also led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets, including California in particular, and in the U.S. generally have shown improvement since 2011, there can be no assurance that these conditions will continue to improve. California is facing a severe drought which may negatively impact its economy, particularly in the agricultural sector, as other markets improve. These conditions may again decline in the near future and could be influenced by any continuing controversy over federal spending and debt limits. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

        The Federal Reserve published proposed rules in December 2011 to implement the provisions of the Dodd-Frank Act regarding enhanced prudential standards for large bank holding companies like the Company and other systemically important firms. The proposed rules included new requirements relating to capital planning, liquidity risk management, counterparty credit exposure limits, overall risk management standards, stress testing, debt-to- equity limits, resolution planning and early remediation. In November 2012, the Federal Reserve issued final rules regarding stress testing requirements. The OCC also adopted similar rules for large national banks such as Union Bank. The stress testing rules govern the timing and type of stress testing activities required of large bank holding companies and banks as well as rules governing testing controls, oversight and disclosure requirements.

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

        In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. operate in the U.S. through an intermediate holding company (IHC) structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, and foreign bank agencies are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHC's until 2018. However, larger BHCs, such as the Company, will become subject to enhanced prudential standards applicable to larger BHCs on January 1, 2015, whether or not they are also a subsidiary of an FBO, and those BHCs that are also FBO subsidiaries will remain subject to the BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules. The FBO rules allow an IHC, with the prior written approval of the Federal Reserve, to opt out of the "advanced approaches" rules of the Federal Reserve for calculating risk-weighted assets under the Federal Reserve's Basel III capital rules; an IHC which elects to opt out of the advanced approaches would calculate its risk-weighted assets under a "standardized" approach. UnionBanCal Corporation has initiated discussions with the Federal Reserve to explore opting-out of the advanced approaches for the holding company only. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Management" in this Form 10-Q. MUFG, BTMU and the Company are analyzing the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, as well as preparing a required implementation plan by January 1, 2015. For additional information, see "Supervision and Regulation—Regulatory and Liquidity Standards and Principal Federal Banking Laws—Dodd-Frank Act" in Part I, Item 1 of our Report on Form 10-K for 2013.

        In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards" in Item 1 of Part I of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Capital Changes" in Item 7 of Part II of our Report on Form 10-K for 2013.

        In April 2014, the Federal Reserve and other U.S. federal banking agencies adopted a final rule to strengthen the leverage ratio standards for the largest, most interconnected U.S. banking organizations. The final rule applies to U.S. top-tier bank holding companies with more than $700 billion in consolidated total assets or more than $10 trillion in assets under custody (covered BHCs) and their insured depository institution subsidiaries. Covered BHCs must maintain a leverage buffer greater than 2 percentage points above the minimum supplementary leverage ratio requirement of 3 percent, for a total of more than 5 percent, to avoid restrictions on capital distributions and discretionary bonus payments. Insured depository institution (IDI) subsidiaries of covered BHCs must maintain at least a 6 percent supplementary leverage ratio to be considered "well capitalized" under the agencies' prompt corrective action framework. The final rule has an effective date of January 1, 2018. The rule as adopted does not currently apply to the Company; however, the Company continues to monitor developments in this area in the event that these or similar requirements eventually become applicable to the Company.

        In October 2013, the U.S. banking agencies requested comment on proposed rules that would implement the liquidity coverage ratio (LCR), which is a quantitative liquidity standard included in the Basel III framework of the Basel Committee. The proposed rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution's LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a ratio.

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

        The final Volcker Rule is effective April 1, 2014 but the banking agencies have extended the full conformance period until July 2015, except as noted below.

        We are presently evaluating the potential impact of the Volcker Rule on our business. We are analyzing the extent to which some of our collateralized loan obligations may need to be modified or divested by the end of the conformance period; we do not believe that any such divestiture would have a material impact on the Company. In April 2014, the Federal Reserve announced that it intends to grant banking entities two additional one-year extensions to conform their ownership interests in and sponsorship of certain collateralized loan obligations. These extensions would give banks until July 2017 to conform to the Act's requirements in this respect. We do expect our compliance costs to increase as a result of the rule. See "Supervision and Regulation" in Part I, Item 1 of our Report on Form 10-K for 2013 for additional information.

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

        Refer to "Supervision and Regulation" in Part I, Item 1 of our Report on Form 10-K for 2013 for discussion of certain additional existing and proposed laws and regulations that may affect our business.

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

        Changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and interchange fees on debit card transactions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud- prevention standards set by regulation. In July 2013, a Federal district court, in a case brought by a retailer trade association, held that this rule was not valid under the Dodd-Frank Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. The Federal Reserve appealed the decision, and the ruling was stayed. The district court's decision could have had the effect of leading to further restrictions on the fee revenues that banks receive from the business of debit card transactions. However, in March 2014, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling reversing the district court's ruling almost in its entirety. The appellate court concluded that the Federal Reserve had reasonably interpreted the statute to allow card issuers to recover certain costs that are incremental to costs incurred in the authorization, clearance and settlement of debit card transactions. Pending the effect of any further appeals or other proceedings in the litigation, the appellate court's decision will generally leave in place the Federal Reserve's new restrictions on charges for overdraft services and interchange fees on debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and Union Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments. See "Supervision and Regulation—Other Federal Laws and Regulations Affecting Banks—Overdraft and Interchange Fees; Interest on Demand Deposits" in Item 1 of Part I of this Form 10-K for additional information.

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

         Company Factors

        Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. Additionally, a continued or further downturn in the areas of the residential real estate and housing industries in California which have not experienced recovery, or renewed downturn in those which have, could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. Furthermore, California is facing a severe drought which may affect commercial loan customers, particularly in the agricultural sector, and may negatively impact the California economy overall. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

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

        A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline further, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The severe drought being experienced by California may also cause further difficulties for the California economy, particularly in the agricultural sector.

Item 6.   Exhibits

        A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONBANCAL CORPORATION (Registrant)
Date: May 9, 2014	By:	/s/ MASASHI OKA Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2014	By:	/s/ JOHN F. WOODS John F. Woods Vice Chairman and Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2014	By:	/s/ ROLLAND D. JURGENS Rolland D. Jurgens Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

(1)
Filed herewith.
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