Form 10-Q
period 2014-06-30
MUFG Americas Holdings Corp
filed 2014-08-08
CIK 1011659

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-15081

MUFG Americas Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-1234979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1251 Avenue of the Americas, New York,	10020
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (212) 782-5911

UnionBanCal Corporation
400 California Street, San Francisco, California 94104-1302
(Former Name or former address, if changed since last report)

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

        Number of shares of Common Stock outstanding at July 31, 2014: 136,330,831

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

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

        This report includes forward-looking statements, which are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of MUFG Americas Holdings Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "forecast," "outlook," words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.

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

  •
  Our assessment of economic conditions and trends, economic and credit cycles and their impact on our business

  •
  The economic outlook for the U.S. in general, West Coast states and global economies

  •
  The impact of changes in interest rates, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers' ability to service their loans and on residential mortgage loans and refinancings

  •
  Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

  •
  Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the deposit insurance assessment policies of the Federal Deposit Insurance Corporation (FDIC), the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

  •
  Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the Basel Committee on Banking Supervision capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business

  •
  Regulatory and compliance controls and processes and their impact on our business, including our operating costs and revenues

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

  •
  The reorganization of our affiliated HighMark Funds into shares of unaffiliated mutual funds and the impact on our business and activities

  •
  Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

  •
  Challenges associated with our business integration initiative with our parent company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., effective July 1, 2014

  •
  The objectives of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

  •
  The effect of the drought being experienced in California on its economy

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management's belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. "Business" under the captions "Competition" and "Supervision and Regulation" of our Annual Report on Form 10-K, and in Part II, Item 1A. "Risk Factors" and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, and in our other reports to the SEC.

        Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2014	June 30, 2013(1)	Percent Change	June 30, 2014	June 30, 2013(1)	Percent Change
Results of operations:
Net interest income	$763	$672	14%	$1,446	$1,325	9%
Noninterest income	202	201	—	383	452	(15)

Total revenue	965	873	11	1,829	1,777	3
Noninterest expense	649	702	(8)	1,309	1,415	(7)

Pre-tax, pre-provision income(2)	316	171	85	520	362	44
(Reversal of) provision for loan losses	9	(3)	400	(7)	(6)	(17)

Income before income taxes and including noncontrolling interests	307	174	76	527	368	43
Income tax expense	62	35	77	112	85	32

Net income including noncontrolling interests	245	139	76	415	283	47
Deduct: Net loss from noncontrolling interests	4	3	33	9	7	29

Net income attributable to MUAH	$249	$142	75	$424	$290	46

Balance sheet (period average):
Total assets	$107,871	$98,714	9%	$107,185	$97,687	10%
Total securities	22,865	23,183	(1)	22,739	22,507	1
Total loans held for investment	71,104	63,673	12	70,203	62,122	13
Earning assets	97,405	89,292	9	96,756	88,179	10
Total deposits	81,221	75,350	8	80,829	74,807	8
MUAH stockholder's equity	14,657	12,599	16	14,524	12,591	15
Performance ratios:
Return on average assets(3)	0.92%	0.58%		0.79%	0.59%
Return on average MUAH stockholder's equity(3)	6.80	4.53		5.84	4.61
Efficiency ratio(4)	67.23	80.37		71.56	79.59
Adjusted efficiency ratio(5)	60.30	69.45		63.91	68.56
Net interest margin(3)(6)	3.15	3.03		3.02	3.03
Net loans charged-off (recovered) to average total loans held for investment(3)	0.04	0.05		—	0.07
Net loans charged-off to average total loans held for investment, excluding purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(3)(10)	0.04	0.06		—	0.07

	As of
	June 30, 2014	December 31, 2013(1)	Percent Change
Balance sheet (end of period):
Total assets	$108,820	$105,894	3%
Total securities	22,847	22,326	2
Total loans held for investment	72,369	68,312	6
Nonperforming assets	547	499	10
Core deposits(7)	72,058	69,155	4
Total deposits	81,566	80,101	2
Long-term debt	6,995	6,547	7
MUAH stockholder's equity	14,815	14,215	4
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.77%	0.83%
Allowance for loan losses to nonaccrual loans(8)	108.90	128.42
Allowance for credit losses to total loans held for investment(9)	0.97	1.02
Allowance for credit losses to nonaccrual loans(9)	137.13	158.30
Nonperforming assets to total loans held for investment and OREO	0.75	0.74
Nonperforming assets to total assets	0.50	0.48
Nonaccrual loans to total loans held for investment	0.71	0.65
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(10):
Allowance for loan losses to total loans held for investment(9)	0.78%	0.84%
Allowance for loan losses to nonaccrual loans(8)	111.88	132.82
Allowance for credit losses to total loans held for investment(9)	0.98	1.04
Allowance for credit losses to nonaccrual loans(9)	141.06	163.78
Nonperforming assets to total loans held for investment and OREO	0.71	0.66
Nonperforming assets to total assets	0.47	0.43
Nonaccrual loans to total loans held for investment	0.69	0.63
Capital ratios:
Common equity tier 1 risk-based capital ratio(11)	12.58%	n/a
Tier 1 common capital ratio(12)	n/a	12.34%
Tier 1 risk-based capital ratio(11)	12.62	12.41
Total risk-based capital ratio(11)	14.57	14.61
Tier 1 leverage ratio(11)	11.35	11.27
Tangible common equity ratio(13)	10.84	10.54
Common equity tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(14)	11.60	11.14

(1)
During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposits. The Company concluded that these errors were not material to the periods in which the corrections were made. For additional information, see Note 2 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q.
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
(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding foreclosed asset expense and other credit costs, (reversal of) provision for losses on unfunded credit commitments, certain costs related to productivity initiatives, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of gains from productivity initiatives related to the sale of certain business units and premises, accretion related to privatization-related fair value adjustments, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Noninterest Income and Noninterest Expense" of this Form 10-Q for further information.
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
(10)
These ratios exclude the impact of all purchased credit-impaired loans and FDIC covered OREO. Purchased credit-impaired loans and OREO related to the April 2010 acquisitions of certain assets and assumption of certain liabilities of Frontier Bank and Tamalpais Bank are covered under loss share agreements between the Bank and the FDIC. Management believes the exclusion of purchased credit-impaired loans and FDIC covered OREO from certain asset quality ratios that include nonaccrual loans, nonperforming assets, net loans charged-off, total loans held for investment and the allowance for loan losses or credit losses in the numerator or denominator provides a better perspective into underlying asset quality trends.
(11)
The capital ratios displayed as of June 30, 2014 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. The capital ratios as of December 31, 2013 are calculated under Basel I rules.
(12)
The Tier 1 common capital ratio, calculated under Basel I rules, is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Management" in this Form 10-Q for further information.
(13)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Management" in this Form 10-Q for further information.
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
n/a
not applicable.

        Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2014 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.

        As used in this Form 10-Q, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.

Introduction

        We are a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB or the Bank). We are a wholly-owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG). Prior to July 1, 2014 MUFG Americas Holdings Corporation was named UnionBanCal Corporation and MUFG Union Bank, N.A. was named Union Bank, N.A.

        We service Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $108.8 billion at June 30, 2014.

        The Company's leadership is bi-coastal with Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking leaders on the West Coast. Corporate Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.

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

Executive Overview

        We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2014 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.

        Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees and merchant banking fees. In the second quarter of 2014, revenue was comprised of 79 percent net interest income and 21 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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

  Performance Highlights

        In the second quarter of 2014, net income attributable to MUAH was $249 million, compared with $142 million in the second quarter of 2013, substantially driven by higher net interest income. Net interest income was $763 million in the second quarter of 2014, compared with $672 million in the second quarter of 2013. The increase in net interest income was primarily due to growth in loans held for investment and a 12 basis point increase in the net interest margin driven by higher interest income on our purchased credit-impaired (PCI) loan portfolio, which was mostly due to early payoffs of certain loans. In the second quarter of 2014, noninterest expense was down $53 million, or 8%, primarily driven by lower current quarter salaries and employee benefits expense. Noninterest income was $202 million in the second quarter of 2014, up $1 million from the second quarter of 2013.

        Continued discipline in underwriting standards produced another solid quarter of strong credit quality with low nonperforming assets and charge-offs. Total nonperforming assets were $547 million and $499 million as of June 30, 2014 and December 31, 2013, respectively. Net charge-offs were $7 million for the second quarter of 2014 compared with $8 million for the second quarter of 2013. For the quarter ended June 30, 2014, the provision for credit losses was $6 million compared with a provision reversal of $5 million for the quarter ended June 30, 2013.

  Capital Ratios

        The Common equity tier 1, Tier 1 and Total risk-based capital ratios, calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules, were 12.58 percent, 12.62 percent and 14.57 percent, respectively, at June 30, 2014. The tangible common equity ratio was 10.84 percent at June 30, 2014.

  Business Integration Initiative

        Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated with the Bank. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business activities. As a result of this initiative, all of BTMU's banking activities in the Americas will be managed by employees of the Bank, which includes the addition of approximately 2,300 U.S. employees of BTMU. This initiative also included the transfer of ownership of BTMU's U.S. corporate customer list to the Bank. BTMU and the Bank agreed to certain policies, which generally contemplate that transactions entered into with BTMU's U.S. corporate customers will have the opportunity to be booked at the Bank, subject to its independent credit evaluation and other considerations, such as complying with underwriting standards and lending limits, meeting financial return objectives, and other risk management and regulatory considerations. BTMU's New York, Chicago and Los Angeles branches continue to record transactions and maintain relationships with BTMU's customers not on the aforementioned customer list but supported by the consolidated workforce at the Bank. The BTMU branches also retain their functions and current roles in the foreign exchange and settlement businesses, and continue to provide services to Japanese customers. The operation of BTMU's businesses in the Americas located outside of the U.S. (in Latin America and Canada) remains unchanged, but under the oversight of the Company.

        As a result of this initiative, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU's business in the U.S. (including BTMU's U.S. branches). In consideration for the Services, BTMU will pay to the Bank fee income, which will reflect market-based pricing. Costs related to the Services performed by the transferred employees will be recorded in salaries and benefits. While this initiative will have the effect of increasing noninterest income and noninterest expense, it is not expected to have a significant impact on the Company's net income, financial condition or capital ratios in the near term.

        Through this business integration, MUFG, BTMU, and the Company aim to deliver enhanced products and services, strengthened U.S. dollar funding capabilities, and an advanced governance and risk management structure, which should also facilitate compliance with the Federal Reserve's recently released enhanced prudential standards for foreign banking organizations operating in the U.S. For additional information, see "Supervision and Regulation—Principal Federal Banking Laws—Dodd-Frank Act" in Part I, Item 1 of our 2013 Form 10-K.

Financial Performance

Net Interest Income

        The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	June 30, 2014			June 30, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment:(3)
Commercial and industrial	$24,421	$202	3.33%	$21,701	$185	3.42%
Commercial mortgage	13,529	124	3.66	11,851	112	3.79
Construction	1,146	10	3.24	800	7	3.30
Lease financing	840	14	6.74	1,056	9	3.53
Residential mortgage	27,063	247	3.66	23,428	220	3.77
Home equity and other consumer loans	3,191	32	4.04	3,500	33	3.85

Loans, before purchased credit-impaired loans	70,190	629	3.59	62,336	566	3.64
Purchased credit-impaired loans	914	120	52.45	1,337	83	24.69

Total loans held for investment	71,104	749	4.22	63,673	649	4.08
Securities	22,865	120	2.10	23,183	121	2.11
Interest bearing deposits in banks	2,878	2	0.25	1,923	1	0.25
Federal funds sold and securities purchased under resale agreements	102	—	0.02	123	—	0.16
Trading account assets	194	1	1.04	162	—	0.36
Other earning assets	262	—	0.83	228	1	0.53

Total earning assets	97,405	872	3.58	89,292	772	3.47

Allowance for loan losses	(561)			(642)
Cash and due from banks	1,450			1,355
Premises and equipment, net	642			704
Other assets	8,935			8,005

Total assets	$107,871			$98,714

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,646	$35	0.38	$32,296	$26	0.32
Savings	5,590	1	0.09	5,666	2	0.13
Time	10,761	25	0.91	12,710	33	1.06

Total interest bearing deposits	53,997	61	0.45	50,672	61	0.49

Commercial paper and other short-term borrowings(4)	2,521	2	0.20	3,224	1	0.18
Long-term debt	6,923	41	2.39	5,326	35	2.64

Total borrowed funds	9,444	43	1.80	8,550	36	1.71

Total interest-bearing liabilities	63,441	104	0.65	59,222	97	0.66

Noninterest bearing deposits	27,224			24,678
Other liabilities	2,298			1,945

Total liabilities	92,963			85,845
Equity
MUAH stockholder's equity	14,657			12,599
Noncontrolling interests	251			270

Total equity	14,908			12,869

Total liabilities and equity	$107,871			$98,714

Net interest income/spread (taxable-equivalent basis)		768	2.93%		675	2.81%
Impact of noninterest bearing deposits			0.19			0.19
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			3.15			3.03
Less: taxable-equivalent adjustment		5			3

Net interest income		$763			$672

(1)
Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
(2)
Annualized.
(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)
Includes interest bearing trading liabilities

	For the Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment:(3)
Commercial and industrial	$24,196	$400	3.34%	$21,522	$362	3.39%
Commercial mortgage	13,380	243	3.63	10,880	213	3.93
Construction	1,047	18	3.43	725	15	4.15
Lease financing	845	25	6.07	1,059	16	3.01
Residential mortgage	26,529	485	3.66	23,145	442	3.82
Home equity and other consumer loans	3,212	64	4.01	3,551	67	3.84

Loans, before purchased credit-impaired loans	69,209	1,235	3.58	60,882	1,115	3.68
Purchased credit-impaired loans	994	181	36.49	1,240	163	26.36

Total loans held for investment	70,203	1,416	4.05	62,122	1,278	4.13
Securities	22,739	240	2.11	22,507	243	2.16
Interest bearing deposits in banks	3,219	4	0.25	2,986	4	0.25
Federal funds sold and securities purchased under resale agreements	116	—	0.11	147	—	0.18
Trading account assets	231	3	2.21	156	—	0.33
Other earning assets	248	1	1.10	261	1	0.46

Total earning assets	96,756	1,664	3.45	88,179	1,526	3.47

Allowance for loan losses	(569)			(647)
Cash and due from banks	1,475			1,377
Premises and equipment, net	643			704
Other assets	8,880			8,074

Total assets	$107,185			$97,687

Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,583	$71	0.38	$32,002	$48	0.30
Savings	5,581	2	0.10	5,760	4	0.13
Time	10,986	50	0.92	12,514	69	1.11

Total interest bearing deposits	54,150	123	0.46	50,276	121	0.49

Commercial paper and other short-term borrowings(4)	2,576	3	0.21	2,534	2	0.19
Long-term debt	6,736	82	2.43	5,366	71	2.66

Total borrowed funds	9,312	85	1.82	7,900	73	1.86

Total interest bearing liabilities	63,462	208	0.66	58,176	194	0.67

Noninterest bearing deposits	26,679			24,531
Other liabilities	2,268			2,122

Total liabilities	92,409			84,829
Equity
MUAH stockholder's equity	14,524			12,591
Noncontrolling interests	252			267

Total equity	14,776			12,858

Total liabilities and equity	$107,185			$97,687

Net interest income/spread (taxable-equivalent basis)		1,456	2.79%		1,332	2.80%
Impact of noninterest bearing deposits			0.19			0.20
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			3.02			3.03
Less: taxable-equivalent adjustment		10			7

Net interest income		$1,446			$1,325

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

        Net interest income for the second quarter of 2014 increased $91 million compared with the second quarter of 2013. The increase in net interest income was primarily due to growth in loans held for investment. Average loans held for investment before PCI loans increased $7.9 billion during the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013, primarily due to organic growth and our PB Capital acquisition, which closed late in the second quarter of 2013. Higher interest income from our PCI loan portfolio also contributed to the increase in net interest income and drove a 12 basis point increase in the net interest margin. For the quarter ended June 30, 2014, interest income on our PCI portfolio, which declined 32 percent compared with the same period a year ago, included approximately $56 million resulting from early payoffs of certain commercial mortgage loans due to improving industry conditions.

        Average interest-bearing deposits increased $3.3 billion, and average non-interest bearing deposits increased $2.5 billion in the second quarter of 2014 compared with the second quarter of 2013, substantially due to certain large escrow deposits.

Noninterest Income and Noninterest Expense

        The following tables detail our noninterest income and noninterest expense for the three and six months ended June 30, 2014 and 2013:

Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2014	June 30, 2013			June 30, 2014	June 30, 2013
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$50	$52	$(2)	(4)%	$101	$105	$(4)	(4)%
Securities gains, net	1	27	(26)	(96)	3	123	(120)	(98)
Trust and investment management fees	26	38	(12)	(32)	52	73	(21)	(29)
Credit facility fees	31	26	5	19	59	52	7	13
Merchant banking fees	27	23	4	17	51	39	12	31
Brokerage commissions and fees	13	11	2	18	26	22	4	18
Trading account activities	14	21	(7)	(33)	30	26	4	15
Card processing fees, net	9	9	—	—	17	18	(1)	(6)
Other investment income	7	9	(2)	(22)	19	12	7	58
Other, net	24	(15)	39	260	25	(18)	43	239

Total noninterest income	$202	$201	$1	—%	$383	$452	$(69)	(15)%

        Noninterest income in the second quarter of 2014 was $202 million, compared with $201 million in the second quarter of 2013. The increase was primarily due to lower FDIC indemnification asset amortization expense, which is included within other noninterest income, and gains on the sale of other investments, which was largely offset by decreases in gains on sales of securities as well as trust and investment management income. Noninterest income for the six months ended June 30, 2014 decreased to $383 million from $452 million in the same period in 2013. The decrease was substantially due to decreases in gains from the sale of securities and trust and investment management income partially offset by lower FDIC indemnification asset amortization expense and an increase in merchant banking fees. Trust and investment management income decreased in both periods largely due to the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds completed in the third quarter of 2013.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2014	June 30, 2013			June 30, 2014	June 30, 2013
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$318	$323	$(5)	(2)%	$619	$635	$(16)	(3)%
Employee benefits	60	90	(30)	(33)	147	199	(52)	(26)

Salaries and employee benefits	378	413	(35)	(8)	766	834	(68)	(8)
Net occupancy and equipment	75	84	(9)	(11)	146	159	(13)	(8)
Professional and outside services	63	62	1	2	118	120	(2)	(2)
Software	22	19	3	16	42	40	2	5
Regulatory assessments	16	20	(4)	(20)	31	40	(9)	(23)
Low income housing credit investment amortization	20	20	—	—	40	35	5	14
Intangible asset amortization	13	17	(4)	(24)	26	33	(7)	(21)
Advertising and public relations	9	14	(5)	(36)	16	31	(15)	(48)
Communications	10	11	(1)	(9)	21	22	(1)	(5)
Data processing	8	10	(2)	(20)	16	20	(4)	(20)
(Reversal of) provision for losses on unfunded credit commitments	(3)	(2)	(1)	(50)	13	13	—	—
Other	38	34	4	12	74	68	6	9

Total noninterest expense	$649	$702	$(53)	(8)%	$1,309	$1,415	$(106)	(7)%

        Noninterest expense in the second quarter of 2014 was $649 million compared with $702 million in the second quarter of 2013. Salaries and employee benefits decreased $35 million largely due to lower pension expense, including the impact of pension plan amendments in April 2014. Noninterest expense for the six months ended June 30, 2014 decreased $106 million compared with the same period in 2013 largely due to lower pension expense and lower acquisition-related staff expenses. Advertising expense was lower during the six months ended June 30, 2014 due to a large advertising campaign in the comparable 2013 period.

        The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Noninterest Expense	$649	$702	$1,309	$1,415
Less: Foreclosed asset expense and other credit costs	1	(3)	—	(4)
Less: (Reversal of) provision for losses on off-balance sheet commitments	(3)	(2)	13	13
Less: Productivity initiative costs	4	13	5	17
Less: LIHC investment amortization expense	20	20	40	35
Less: Expenses of the LIHC consolidated variable interest entities (VIEs)	8	6	16	12
Less: Merger and business integration costs	25	44	42	84
Less: Net adjustments related to privatization transaction	10	14	20	28
Less: Intangible asset amortization	3	4	7	7

Net noninterest expense, as adjusted (a)	$581	$606	$1,166	$1,223

Total Revenue	$965	$873	$1,829	$1,777
Add: Net interest income taxable-equivalent adjustment	5	3	10	7
Less: Accretion related to privatization-related fair value adjustments	9	3	16	8
Less: Other credit costs	(2)	2	1	(7)

Total revenue, as adjusted (b)	$963	$871	$1,822	$1,783

Adjusted efficiency ratio (a)/(b)	60.30%	69.45%	63.91%	68.56%

Income Tax Expense

        The effective income tax rate was 20 percent in the second quarter of both 2014 and 2013. The effective income tax rate was 21 percent in the six month period ended June 30, 2014 compared with 23 percent for the six month period ended June 30, 2013. The overall decrease in the effective tax rate for the six month period ended June 30, 2014 was primarily driven by a discrete tax benefit of $6.4 million.

        For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Tax Expense" and "Changes in our tax rates could affect our future results" in "Risk Factors" in Part I, Item 1A. and Note 18 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

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

Loans Held for Investment

        The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	June 30, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$25,162	$23,528	$1,634	7%
Commercial mortgage	13,549	13,092	457	3
Construction	1,248	905	343	38
Lease financing	829	854	(25)	(3)

Total commercial portfolio	40,788	38,379	2,409	6

Residential mortgage	27,619	25,547	2,072	8
Home equity and other consumer loans	3,178	3,280	(102)	(3)

Total consumer portfolio	30,797	28,827	1,970	7

Total loans held for investment, before purchased credit-impaired loans	71,585	67,206	4,379	7
Purchased credit-impaired loans	784	1,106	(322)	(29)

Total loans held for investment	$72,369	$68,312	$4,057	6%

        Loans held for investment increased from December 31, 2013 to June 30, 2014 primarily due to organic growth in the residential mortgage and commercial and industrial portfolios.

  Cross-Border Outstandings

        Our cross-border outstandings reflect certain additional economic and political risks that are not reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.7 billion and $1.4 billion at June 30, 2014 and December 31, 2013, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.

        As of June 30, 2014, our sovereign and non-sovereign debt exposure to European countries was not material.

Deposits

        The table below presents our deposits as of June 30, 2014 and December 31, 2013.

			Increase (Decrease)
	June 30, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Interest checking	$6,100	$3,978	$2,122	53%
Money market	32,405	32,639	(234)	(1)

Total interest bearing transaction and money market accounts	38,505	36,617	1,888	5
Savings	5,571	5,495	76	1
Time	10,044	11,494	(1,450)	(13)

Total interest bearing deposits	54,120	53,606	514	1
Noninterest bearing deposits	27,446	26,495	951	4

Total deposits	$81,566	$80,101	$1,465	2%

Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,698	$3,109	$(411)	(13)%
Time	3,065	3,384	(319)	(9)

Total brokered deposits	$5,763	$6,493	$(730)	(11)%

Core Deposits:
Total deposits	$81,566	$80,101	$1,465	2%
Less: Total brokered deposits	5,763	6,493	(730)	(11)
Less: Total foreign deposits and non-brokered domestic time deposits of over $250,000	3,745	4,453	(708)	(16)

Total core deposits	$72,058	$69,155	$2,903	4%

        Total deposits and core deposits increased $1.5 billion and $2.9 billion, respectively, from December 31, 2013 to June 30, 2014, substantially due to certain large escrow deposits. Core deposits as a percentage of total deposits were 88 percent at June 30, 2014 and 86 percent at December 31, 2013.

Capital Management

        Both the Company and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2014, management believes the capital ratios of the Company and MUB met all regulatory requirements of "well-capitalized" institutions.

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

        The Company and MUB are required to maintain minimum capital ratios in accordance with rules issued by the U.S. Federal banking agencies. In July 2013, the U.S. Federal banking agencies issued final rules to implement the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations

(U.S. Basel III). These rules supersede the U.S. federal banking agencies' general risk-based capital rules (commonly known as "Basel I"), advanced approaches rules (commonly known as "Basel II") that are applicable to certain large banking organizations, and leverage rules, and are subject to certain transition provisions.

        Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have been approved by the Federal Reserve to use the U.S. Basel III advanced approaches methodology to determine applicable minimum risk-based capital ratios must use the higher of their risk-weighted assets as calculated under (i) the U.S. Basel III advanced approaches rules, and (ii) from January 1, 2014 to December 31, 2014, the general risk-based capital rules and, commencing on January 1, 2015 and thereafter, the risk weightings under the U.S. Basel III standardized approach. Banking organizations not subject to the advanced approaches rules are required to comply with the standardized approach capital rules beginning January 2015.

        MUB and MUAH previously opted-in to the advanced approaches risk-based capital rules in the U.S. and were therefore required to comply with the U.S. Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. However, MUAH is in discussions with the Federal Reserve to explore opting-out of the advanced approaches for the holding company only. MUB's status as an advanced approaches institution will not be affected by the outcome of these discussions. Should the holding company receive approval to opt out, MUAH would no longer be subject to the advanced approaches rules.

        The following tables summarize the calculation of MUAH's and MUB's risk-based capital ratios as of June 30, 2014 in accordance with the transition guidelines set forth in the U.S. Basel III rules. Risk-based capital, risk-weighted assets, and risk-based capital ratios as of December 31, 2013 were calculated in accordance with the Basel I rules.

MUFG Americas Holdings Corporation

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	June 30, 2014	December 31, 2013
Capital Components
Common equity tier 1 capital	$11,900	n/a
Tier 1 capital	11,933	11,471
Tier 2 capital	1,845	2,028

Total risk-based capital	$13,778	$13,499

Risk-weighted assets	$94,556	$92,410

Average total assets for leverage capital purposes	$105,123	$101,813

	U.S. Basel III		U.S. Basel I
	June 30, 2014		December 31, 2013		June 30, 2014 Minimum Regulatory Requirement
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	$11,900	12.58%	n/a	n/a	≥$	3,782	4.0%
Tier 1 capital (to risk-weighted assets)	11,933	12.62	11,471	12.41%	≥	5,201	5.5
Total capital (to risk-weighted assets)	$13,778	14.57	13,499	14.61	≥	7,564	8.0
Tier 1 leverage(1)	11,933	11.35	11,471	11.27	≥	4,205	4.0

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a
not applicable

MUFG Union Bank, N.A.

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	June 30, 2014	December 31, 2013
Capital Components
Common equity tier 1 capital	$11,724	n/a
Tier 1 capital	11,724	11,274
Tier 2 capital	1,578	1,716

Total risk-based capital	$13,302	$12,990

Risk-weighted assets	$89,923	$87,129

Average total assets for leverage capital purposes	$104,586	$101,269

	U.S. Basel III		U.S. Basel I		June 30, 2014
	June 30, 2014		December 31, 2013		Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Capital Ratios
Common equity tier 1 capital (to risk-weighted assets)	$11,724	13.04%	n/a	n/a	≥$	3,597	4.0%	≥	n/a	n/a
Tier 1 capital (to risk-weighted assets)	11,724	13.04	11,274	12.94	≥	4,946	5.5	≥	5,395	6.0
Total capital (to risk-weighted assets)	13,302	14.79	12,990	14.91	≥	7,194	8.0	≥	8,992	10.0
Tier 1 leverage(1)	11,724	11.21	11,274	11.13	≥	4,183	4.0	≥	5,229	5.0

(1)
Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a
not applicable

        In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at June 30, 2014. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

        The following tables summarize the calculation of our tangible common equity and Tier 1 common capital ratios as of June 30, 2014 and December 31, 2013:

(Dollars in millions)	June 30, 2014	December 31, 2013
Total MUAH stockholder's equity	$14,815	$14,215
Goodwill	(3,227)	(3,228)
Intangible assets, except mortgage servicing rights (MSRs)	(262)	(288)
Deferred tax liabilities related to goodwill and intangible assets	99	105

Tangible common equity (a)	$11,425	$10,804

Total assets	$108,820	$105,894
Goodwill	(3,227)	(3,228)
Intangible assets, except MSRs	(262)	(288)
Deferred tax liabilities related to goodwill and intangible assets	99	105

Tangible assets (b)	$105,430	$102,483

Tangible common equity ratio (a)/(b)	10.84%	10.54%

(Dollars in millions)	December 31, 2013
Tier 1 capital under Basel I	$11,471
Junior subordinated debt payable to trusts	(66)

Tier 1 common equity (a)	$11,405

Risk-weighted assets under Basel I (b)	$92,410

Tier 1 common capital ratio (a)/(b)	12.34%

        The Company's fully phased-in Common equity tier 1 capital ratio calculated under the U.S. Basel III standardized approach at June 30, 2014 and December 31, 2013 was estimated to be 11.60 percent and 11.14 percent, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both June 30, 2014 and December 31, 2013.

        The following tables summarize the calculation of our Common equity tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of June 30, 2014 and December 31, 2013:

Common equity tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)

(Dollars in millions)	June 30, 2014 (Estimated)
Common equity tier 1 capital under U.S. Basel III (transitional)	$11,900
Adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in):
Accumulated other comprehensive loss related to securities, pension and other benefits	(377)
Other	(130)

Total adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in)	(507)

Common equity tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$11,393

Risk-weighted assets under U.S. Basel III (transitional)	$94,556
Adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in)	3,638

Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$98,194

Common equity tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	11.60%

(1)
Common equity tier 1 capital on a fully phased-in basis is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the fully phased-in U.S. Basel III rules were effective at June 30, 2014. Management reviews Common equity tier 1 capital along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation from Common equity tier 1 capital under Basel III (transitional), because of current interest in such information on the part of market participants.

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

Risk Management

        All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks the Company must manage include credit, market, liquidity and operational risks. The Board of Directors, directly or through its appropriate committee, provides oversight and approves our various risk management policies. Management has established an enterprise-wide risk management structure that is designed to provide a structured approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company.

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

Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" and in the section "Allowance for Credit Losses" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 5 of our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q.

  Allowance and Related Provision for Credit Losses

        The allowance for loan losses decreased $9 million to $559 million as of June 30, 2014, compared with $568 million at December 31, 2013. This decrease is primarily due to improving credit quality in our consumer portfolio. The unallocated allowance was $25 million at June 30, 2014, compared with $77 million at December 31, 2013. This decrease primarily resulted from refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses.

        Our ratio of nonaccrual loans to total loans held for investment was 0.71 percent at June 30, 2014 and 0.65 percent at December 31, 2013. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.77 percent at June 30, 2014 from 0.83 percent at December 31, 2013. Annualized net loans charged-off to average total loans held for investment was 0.04 percent for the quarter ended June 30, 2014 compared with an annualized net loans charged-off to average total loans held for investment of 0.05 percent for the quarter ended June 30, 2013. Criticized credits in the commercial segment were $1.5 billion at June 30, 2014 and $1.3 billion at December 31, 2013. Criticized credits are those that have regulatory risk grades of "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

  Change in the Allowance for Loan Losses

        The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$557	$638	$568	$653
(Reversal of) provision for loan losses, excluding purchased credit-impaired loans	9	(3)	(9)	(6)
(Reversal of) provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	2	—
Increase/(Decrease) in allowance covered by FDIC indemnification	—	(2)	—	—
Other	—	—	(1)	—
Loans charged-off:
Commercial and industrial	(6)	(11)	(11)	(12)
Commercial mortgage	(2)	(1)	(3)	(3)

Total commercial portfolio	(8)	(12)	(14)	(15)

Residential mortgage	(2)	(3)	(3)	(10)
Home equity and other consumer loans	(2)	(5)	(4)	(11)

Total consumer portfolio	(4)	(8)	(7)	(21)

Purchased credit-impaired loans	—	—	—	(3)

Total loans charged-off	(12)	(20)	(21)	(39)

Recoveries of loans previously charged-off:
Commercial and industrial	3	7	14	10
Commercial mortgage	1	2	1	2
Construction	—	—	3	—

Total commercial portfolio	4	9	18	12

Home equity and other consumer loans	1	1	2	2

Total consumer portfolio	1	1	2	2

Purchased credit-impaired loans	—	2	—	3

Total recoveries of loans previously charged-off	5	12	20	17

Net loans recovered (charged-off)	(7)	(8)	(1)	(22)

Ending balance of allowance for loan losses	$559	$625	$559	$625

Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$556	$624	$556	$624
Allowance for loan losses on purchased credit-impaired loans	3	1	3	1

Total allowance for loan losses	559	625	559	625

Allowance for losses on unfunded credit commitments	145	136	145	136

Total allowance for credit losses	$704	$761	$704	$761

  Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or "deed in lieu" of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

        The following table sets forth an analysis of nonperforming assets:

			Increase (Decrease)
	June 30, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Commercial and industrial	$161	$44	$117	266%
Commercial mortgage	47	51	(4)	(8)

Total commercial portfolio	208	95	113	119

Residential mortgage	243	286	(43)	(15)
Home equity and other consumer loans	46	46	—	—

Total consumer portfolio	289	332	(43)	(13)

Total nonaccrual loans, before purchased credit-impaired loans	497	427	70	16
Purchased credit-impaired loans	17	15	2	13

Total nonaccrual loans	514	442	72	16
OREO, before FDIC covered OREO	14	20	(6)	(30)
FDIC covered OREO	19	37	(18)	(49)

Total nonperforming assets	$547	$499	$48	10%

Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$511	$447	$64	14%

Troubled debt restructurings:
Accruing	$297	$367	$(70)	(19)%

Nonaccruing (included in total nonaccrual loans above)	$248	$225	$23	10%

Total troubled debt restructurings	$545	$592	$(47)	(8)%

        A significant portion of the increase of $117 million in nonperforming commercial and industrial loans from December 31, 2013 to June 30, 2014 was due to one large loan, which was placed on nonaccrual status in the second quarter of 2014 and subsequently paid off.

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

        The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2014 and December 31, 2013. Refer to Note 5 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial and industrial	$173	$212	0.69%	0.90%
Commercial mortgage	36	38	0.27	0.29

Total commercial portfolio	209	250	0.51	0.65

Residential mortgage	308	315	1.12	1.23
Home equity and other consumer loans	26	24	0.83	0.73

Total consumer portfolio	334	339	1.09	1.18

Total restructured loans, excluding purchased credit-impaired loans(1)	$543	$589	0.76%	0.88%

(1)
Amounts exclude $2 million and $3 million of TDRs covered by FDIC loss share agreements at June 30, 2014 and December 31, 2013, respectively.

  Loans 90 Days or More Past Due and Still Accruing

        Loans held for investment 90 days or more past due and still accruing totaled $11 million and $5 million at June 30, 2014 and December 31, 2013, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $103 million and $124 million at June 30, 2014 and December 31, 2013, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

  Concentration of Risk

        Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either June 30, 2014 or December 31, 2013.

        Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2014, 49 percent of the Company's construction loan portfolio was domiciled in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2014, 67 percent of the Company's commercial mortgage loans were made to borrowers located in California, 5 percent to borrowers in New York, and 7 percent to borrowers in the state of Washington.

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

        At June 30, 2014, payment terms on 48 percent of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 67 percent. The remainder of the portfolio consists of regularly amortizing loans.

        Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33 percent of these home equity loans and lines were supported by first liens on residential properties at June 30, 2014 and December 31, 2013, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 5 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2013.

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

        The Risk & Capital Committee (RCC), composed of selected senior officers of the Company, strives, among other things, to ensure that the Company has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Company, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company's activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs including those related to interest rate hedging, investment securities, wholesale funding and trading activities.

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

  Interest Rate Risk Management (Other Than Trading)

        ALCO monitors interest rate risk on a monthly basis through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income policy measurement typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Due to the current and persistently low interest rate environment, the decrease of 200 basis point parallel scenario was replaced with a decrease of 100 basis point parallel scenario.

  Net Interest Income Sensitivity

        The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	June 30, 2014	December 31, 2013
Effect on net interest income:
Increase 200 basis points	$132.9	$153.3
as a percentage of base case net interest income	4.76%	5.63%
Decrease 100 basis points	$(82.9)	$(62.8)
as a percentage of base case net interest income	(2.98)%	(2.31)%

        An increase in rates increases net interest income. During the second quarter of 2014, the Bank's asset sensitive profile decreased slightly due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company's historical deposit pricing to forecast future deposit pricing in its scenarios. Management's response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.

  Investment Securities

        Our Asset Liability Management (ALM) securities portfolio includes both securities available for sale and securities held to maturity. At June 30, 2014 and December 31, 2013, our ALM securities portfolio balances were $21.0 billion and $20.2 billion, respectively. Our ALM securities portfolio consists of securities issued by the U.S. Treasury, U.S. government-sponsored agencies, residential mortgage-backed securities, CMBS, CLOs, and asset-backed securities and had an expected weighted average life of 4.8 years at June 30, 2014. At June 30, 2014, approximately $6.1 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2014, we purchased $0.7 billion and sold $0.3 billion of securities, as part of our investment portfolio strategy, while $0.8 billion of ALM securities matured, were paid down, or were called. To reduce the impact of price volatility on accumulated other comprehensive income and in consideration of changes in regulatory capital requirements under U.S. Basel III rules, the Bank increased securities held to maturity from 32 percent of total ALM securities at December 31, 2013 to 39 percent of total ALM securities at June 30, 2014.

        Based on current prepayment projections, the estimated ALM securities portfolio's effective duration was 3.8 years at June 30, 2014, compared to 4.0 years at December 31, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.8 years suggests an expected price decrease of approximately 3.8 percent for an immediate 1.0 percent parallel increase in interest rates.

        In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.9 billion of direct bank purchase bonds that are largely managed within our Commercial Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

  ALM and Other Risk Management Derivatives

        Since December 31, 2013, the notional amount of the ALM derivatives portfolio increased by $4.4 billion as we entered into receive fixed interest rate swap contracts to hedge floating rate commercial loans and fixed rate debt issuances.

        Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 10 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q and Note 13 to our

Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

(Dollars in millions)	June 30, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$8,700	$4,300	$4,400

Total ALM derivatives	8,700	4,300	4,400

Other risk management derivatives	248	185	63

Total ALM and other risk management derivatives	$8,948	$4,485	$4,463

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$40	$8	$32
Gross negative fair value	2	13	(11)

Positive (negative) fair value of ALM derivatives, net	38	(5)	43

Other risk management derivatives:
Gross positive fair value	$2	$2	$—
Gross negative fair value	5	4	1

Positive (negative) fair value of other risk management derivatives, net	(3)	(2)	(1)

Positive (negative) fair value of ALM and other risk management derivatives, net	$35	$(7)	$42

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

        As of June 30, 2014, we had notional amounts of $47.0 billion of interest rate derivative contracts, $3.6 billion of foreign exchange derivative contracts and $4.5 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of June 30, 2014, notional amounts of $1.2 billion, $1.3 billion and $4.0 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked certificates of deposit.

        The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2014 and December 31, 2013, and the change in fair value between June 30, 2014 and December 31, 2013:

(Dollars in millions)	June 30, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$47,006	$44,427	$2,579
Commodity contracts	5,776	5,714	62
Foreign exchange contracts(1)	4,835	4,978	(143)
Equity contracts	4,034	4,027	7
Other contracts	—	140	(140)

Total	$61,651	$59,286	$2,365

Fair value of positions held for trading purposes:
Gross positive fair value	$1,225	$1,074	151
Gross negative fair value	1,120	952	168

Positive fair value of positions, net	$105	$122	$(17)

(1)
Excludes spot contracts with a notional amount of $0.5 billion and $0.7 billion at June 30, 2014 and December 31, 2013, respectively.

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

        In response to balance sheet changes, wholesale funding increased $0.1 billion from $11.9 billion at December 31, 2013 to $12.0 billion at June 30, 2014. Total deposits increased $1.5 billion from $80.1 billion at December 31, 2013 to $81.6 billion at June 30, 2014.

        Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2014, our core deposits totaled $72.1 billion and our total loan-to-total core deposit ratio was 99.7 percent.

        The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's liquidity needs, including the following:

  •
  The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of June 30, 2014, the Bank had $0.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $37.6 billion.

  •
  Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $1.0 billion from $14.1 billion at December 31, 2013 to $15.1 billion at June 30, 2014.

  •
  The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.9 billion at June 30, 2014. In May 2014, the Bank issued $750 million in senior notes under this program.

  •
  In addition to the funding provided by the Bank, we raise funds at the holding company level. MUAH has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of June 30, 2014, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

  •
  MUAH has access to a $500 million, three-year committed line of credit from BTMU, which is available for contingent liquidity or capital purposes.

        We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.

        Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. Our credit ratings could be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about ratings agency assessments of Japan's credit rating and credit ratings of most major Japanese banks, including BTMU, see "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations"

in Part I, Item 1A. "Risk Factors" in our 2013 Form 10-K. The following table provides our credit ratings as of June 30, 2014:

		MUFG Union Bank, N.A.	MUFG Americas Holdings Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

        In October 2013, the OCC, the Federal Reserve and the FDIC jointly issued a proposed rule that would implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standards established by the Basel Committee on Banking Supervision. The LCR would generally apply to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures. The LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality liquid assets (HQLA), such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). The proposal would also apply a less stringent, modified LCR to bank holding companies that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the proposed modified LCR rule, financial institutions would have to maintain, following a phase-in period, an LCR equal to at least 100 percent based on the entity's total projected net cash outflows over the next 21 calendar days, effectively using net cash outflow assumptions equal to 70 percent of the outflow assumptions prescribed for internationally active banking organizations. The proposed phase-in period would begin on January 1, 2015, with full compliance required by January 1, 2017.

        The Company is currently evaluating the proposal and its potential impact on its businesses; however, the Company expects to meet or exceed the final LCR requirement within the regulatory timelines. For information regarding this proposed rule, see "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part II, Item 1A. "Risk Factors" of this Form 10-Q.

  Operational Risk Management

        Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber attacks. See "We are subject to operational risks, including cybersecurity risks" in Part I, Item 1A. "Risk Factors" of our 2013 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.

Business Segments

        During the fourth quarter 2013, the composition of the Company's reportable segments was revised to reflect our new internal management structure resulting from the BTMU Americas Holdings business integration initiative announced in 2013. We now have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. For a more detailed description of these reportable segments, refer to Note 14 to our Consolidated Financial Statements included in Part I, Item 1. "Financial Statements" of this Form 10-Q.

        Unlike accounting principles generally accepted in the United States of America (U.S. GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. For a description of these methodologies, see Note 14 to our Consolidated Financial Statements included in Part I, Item 1. "Financial Statements" of this Form 10-Q.

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

        The following tables set forth the results for the Retail Banking & Wealth Markets segment:

  Retail Banking & Wealth Markets

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$362	$332	$30	9%	$709	$669	$40	6%
Noninterest income	87	94	(7)	(7)	166	187	(21)	(11)

Total revenue	449	426	23	5	875	856	19	2
Noninterest expense	340	366	(26)	(7)	675	730	(55)	(8)
(Reversal of) provision for loan losses	(2)	(7)	5	71	(8)	(15)	7	47

Income before income taxes and including noncontrolling interests	111	67	44	66	208	141	67	48
Income tax expense	44	27	17	63	82	56	26	46

Net income attributable to MUAH	$67	$40	$27	68	$126	$85	$41	48

Average balances—Market View
Total loans held for investment	$34,267	$30,858	$3,409	11%	$33,725	$30,656	$3,069	10%
Total assets	35,821	32,583	3,238	10	35,294	32,401	2,893	9
Total deposits	40,274	37,049	3,225	9	40,290	36,292	3,998	11

        Net interest income increased due to growth in average loans held for investment, mainly driven by organic growth in residential mortgages, and better than expected interest income on PCI loans, which was due to a loan sale. Offsetting this increase was a decrease in noninterest income largely driven by a decrease in asset management fees due primarily to the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds completed in the third quarter of 2013. The decrease in noninterest expense was primarily driven by the HighMark Funds reorganization and a decrease in total staff expenses. The reversal of the provision for loan losses was due to an improvement in customer credit quality.

        Average deposits increased 9 percent and 11 percent during the three and six months ended June 30, 2014 compared with the same periods in 2013, driven by organic deposit generation.

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

        The following tables set forth the results for the Commercial Banking segment:

Commercial Banking

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$277	$217	$60	28%	$504	$423	$81	19%
Noninterest income	58	49	9	18	106	92	14	15

Total revenue	335	266	69	26	610	515	95	18
Noninterest expense	104	102	2	2	209	199	10	5
(Reversal of) provision for loan losses	(10)	3	(13)	(433)	6	30	(24)	(80)

Income before income taxes and including noncontrolling interests	241	161	80	50	395	286	109	38
Income tax expense	65	40	25	63	99	69	30	43

Net income attributable to MUAH	$176	$121	$55	45	$296	$217	$79	36

Average balances—Market View
Total loans held for investment	$30,691	$25,598	$5,093	20%	$30,106	$24,305	$5,801	24%
Total assets	34,492	28,577	5,915	21	33,952	27,129	6,823	25
Total deposits	13,061	11,685	1,376	12	12,934	11,764	1,170	10

        Net interest income increased as a result of strong asset growth, including our PB Capital acquisition which closed late in the second quarter of 2013, and better than expected interest income on PCI loans, which was mostly due to early payoffs of certain loans. The increase in noninterest income was primarily driven by an increase in credit facility fees and trading account activities. The second quarter 2014 reversal of the provision for loan losses reflected a general improvement in customer credit quality, which for the six months ended June 30, 2014 was offset by modest deterioration in certain customers' credit quality. The six months ended June 30, 2013 provision for loan losses includes the impact of an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance.

        Average deposits increased 12 percent and 10 percent during the three and six months ended June 30, 2014 compared with the same periods in 2013, driven by organic deposit generation.

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

        The following tables set forth the results for the Corporate Banking segment:

Corporate Banking

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$43	$31	$12	39%	$74	$60	$14	23%
Noninterest income	22	18	4	22	40	35	5	14

Total revenue	65	49	16	33	114	95	19	20
Noninterest expense	16	12	4	33	31	26	5	19
(Reversal of) provision for loan losses	9	(4)	13	(325)	(7)	2	(9)	(450)

Income before income taxes and including noncontrolling interests	40	41	(1)	(2)	90	67	23	34
Income tax expense	16	15	1	7	35	26	9	35

Net income attributable to MUAH	$24	$26	$(2)	(8)	$55	$41	$14	34

Average balances—Market View
Total loans held for investment	$4,722	$4,046	$676	17%	$4,692	$3,846	$846	22%
Total assets	5,046	4,284	762	18	5,001	4,088	913	22
Total deposits	4,672	2,002	2,670	133	4,008	2,162	1,846	85

        Net interest income increased due to the organic growth in average loans held for investment. The second quarter 2014 provision for loan losses reflected a modest deterioration in certain customers' credit quality, which for the six months ended June 30, 2014 was offset by a reversal of the provision for loan losses driven by general improvement in overall customer credit quality.

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

        The following tables set forth the results for the Transaction Banking segment:

Transaction Banking

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$94	$95	$(1)	(1)%	$194	$206	$(12)	(6)%
Noninterest income	39	41	(2)	(5)	79	79	—	—

Total revenue	133	136	(3)	(2)	273	285	(12)	(4)
Noninterest expense	88	91	(3)	(3)	177	184	(7)	(4)
(Reversal of) provision for loan losses	2	(4)	6	(150)	3	(3)	6	(200)

Income before income taxes and including noncontrolling interests	43	49	(6)	(12)	93	104	(11)	(11)
Income tax expense	17	20	(3)	(15)	36	41	(5)	(12)

Net income attributable to MUAH	$26	$29	$(3)	(10)	$57	$63	$(6)	(10)

Average balances—Market View
Total loans held for investment	$173	$55	$118	215%	$173	$53	$120	226%
Total assets	1,722	1,401	321	23	1,641	1,439	202	14
Total deposits	34,894	31,785	3,109	10	34,254	32,097	2,157	7

        Transaction Banking earns revenue primarily from a net interest income transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income decreased as a result of a lower funds transfer pricing credit on Transaction Banking's deposit liabilities due to a lower cost of funds partially offset by larger average deposit balances. During the three and six months ended June 30, 2014, average deposits increased 10 percent and 7 percent compared to the same periods in 2013, reflecting organic growth and the impact of our First Bank Association Bank Services acquisition in the fourth quarter of 2013.

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

        The following tables set forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$43	$43	$—	—%	$89	$89	$—	—%
Noninterest income	57	54	3	6	107	101	6	6

Total revenue	100	97	3	3	196	190	6	3
Noninterest expense	28	25	3	12	55	50	5	10
(Reversal of) provision for loan losses	15	7	8	114	30	4	26	nm

Income before income taxes and including noncontrolling interests	57	65	(8)	(12)	111	136	(25)	(18)
Income tax expense	12	17	(5)	(29)	23	36	(13)	(36)

Net income attributable to MUAH	$45	$48	$(3)	(6)	$88	$100	$(12)	(12)

Average balances—Market View
Total loans held for investment	$4,006	$4,015	$(9)	—%	$4,073	$4,151	$(78)	(2)%
Total assets	6,508	6,368	140	2	6,521	6,630	(109)	(2)
Total deposits	3,401	3,399	2	—	3,474	3,338	136	4

        The provision for loan losses for the three and six months ended June 30, 2014 increased due to modest deterioration in certain customers' credit quality.

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

        The following tables set forth the results for Other:

Other

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$36	$30	$6	20%	$48	$31	$17	55%
Noninterest income	(6)	(4)	(2)	(50)	(13)	50	(63)	(126)

Total revenue	30	26	4	15	35	81	(46)	(57)
Noninterest expense	111	138	(27)	(20)	235	291	(56)	(19)
(Reversal of) provision for loan losses	3	3	—	—	(12)	(24)	12	50

Income before income taxes and including noncontrolling interests	(84)	(115)	31	27	(188)	(186)	(2)	(1)
Income tax expense	(53)	(48)	(5)	(10)	(92)	(72)	(20)	(28)

Net income (loss) including noncontrolling interests	(31)	(67)	36	54	(96)	(114)	18	16
Deduct: net loss from noncontrolling interests	4	3	1	33	9	7	2	29

Net income attributable to MUAH	$(27)	$(64)	$37	58	$(87)	$(107)	$20	19

Average balances—Market View
Total loans held for investment	$275	$538	$(263)	(49)%	$297	$490	$(193)	(39)%
Total assets	27,699	27,340	359	1	28,051	27,788	263	1
Total deposits	4,333	4,926	(593)	(12)	4,529	4,773	(244)	(5)

        For the six months ended June 30, 2014 noninterest income decreased compared to the same period in 2013 primarily due to a decrease in gains on the sale of securities, partially offset by a decrease in FDIC indemnification asset amortization expense, which is included within noninterest income. Noninterest expense decreased primarily due to a decrease in merger costs and lower pension expense during the three and six months ended June 30, 2014 compared to the same periods in 2013. The reversal of the provision for loan losses in the six months ended June 30, 2014 and 2013 reflects the decrease in the unallocated allowance which is included in Other. During the first quarter of 2014, the business segments' allowances for loan losses were updated to reflect various refinements in the methodology used to measure credit risk ascribed to their loan portfolios, which previously had been estimated within the unallocated allowance. During the first quarter of 2013, Commercial Banking's allowance for loan losses was updated to reflect an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance.

Critical Accounting Estimates

        MUAH's Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans and FDIC indemnification asset, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.

        For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

        Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2013 Form 10-K. There have been no material changes to these critical accounting estimates during the second quarter of 2014.

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

        During the quarter ended June 30, 2014, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG's non-U.S. affiliate. Specifically, MUFG's non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended June 30, 2014, the aggregate interest and fee income relating to these transactions was less than ¥25 million, representing less than 0.005 percent of MUFG's total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2014, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG's total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG's total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥500 million, representing less than 0.001 percent of MUFG's total loans, as of June 30, 2014. For the quarter ended June 30, 2014, the aggregate gross interest and fee income relating to these loan transactions was less than ¥25 million, representing less than 0.005 percent of MUFG's total interest and fee income.

        In addition, in accordance with the Joint Plan of Action agreed to among the P5+1 (the United States, United Kingdom, Germany, France, Russia and China) and Iran in November 2013, BTMU has been providing settlement services in connection with humanitarian trade to assist Iran in meeting its domestic needs, namely food, agricultural products, medicine and medical devices, since April 2014. The overall framework for these settlement services was based on an agreement between U.S. and Japanese authorities, and the relevant U.S. regulator has authorized the settlement services as compliant with applicable U.S. laws and regulations. The purchasers of the humanitarian goods were entities in or affiliated with Iran, including entities related to the Iranian government. The sellers of the humanitarian goods were entities permitted by U.S. and Japanese regulators. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. These transactions were conducted through the use of special purpose yen accounts maintained with BTMU outside the United States by an Iranian financial institution which is affiliated with the Iranian government but through which these transactions were permitted to be settled. We understand that BTMU intends to continue to provide the settlement services in connection with the exports of humanitarian goods to Iran in close coordination with U.S. and Japanese authorities.

        We understand that BTMU will continue to limit its participation in these types of transactions mainly to arrange financing transactions relating to customer imports of Iranian crude oil into Japan or authorized exports of humanitarian goods to Iran, maintain accounts in Japan of Iranian entities and individuals, and obtain interest and fee income and repayment of principal in connection with existing loans to borrowers in or affiliated with Iran, in each case to the extent permitted by applicable laws and regulations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. of this Form 10-Q under the caption "Risk Management—Market Risk Management" and to Part II, Item 1A. of this Form 10-Q under the caption "Risk Factors."

Item 4.   Controls and Procedures

        Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2014. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control Over Financial Reporting.    During the second quarter of 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Interest Income
Loans	$749	$649	$1,416	$1,278
Securities	115	118	230	236
Other	3	2	8	5

Total interest income	867	769	1,654	1,519

Interest Expense
Deposits	61	61	123	121
Commercial paper and other short-term borrowings	2	1	3	2
Long-term debt	41	35	82	71

Total interest expense	104	97	208	194

Net Interest Income	763	672	1,446	1,325
(Reversal of) provision for loan losses	9	(3)	(7)	(6)

Net interest income after (reversal of) provision for loan losses	754	675	1,453	1,331

Noninterest Income
Service charges on deposit accounts	50	52	101	105
Trust and investment management fees	26	38	52	73
Trading account activities	14	21	30	26
Securities gains, net	1	27	3	123
Credit facility fees	31	26	59	52
Merchant banking fees	27	23	51	39
Brokerage commissions and fees	13	11	26	22
Card processing fees, net	9	9	17	18
Other, net	31	(6)	44	(6)

Total noninterest income	202	201	383	452

Noninterest Expense
Salaries and employee benefits	378	413	766	834
Net occupancy and equipment	75	84	146	159
Professional and outside services	63	62	118	120
Intangible asset amortization	13	17	26	33
Regulatory assessments	16	20	31	40
(Reversal of) provision for losses on unfunded credit commitments	(3)	(2)	13	13
Other	107	108	209	216

Total noninterest expense	649	702	1,309	1,415

Income before income taxes and including noncontrolling interests	307	174	527	368
Income tax expense	62	35	112	85

Net Income Including Noncontrolling Interests	245	139	415	283
Deduct: Net loss from noncontrolling interests	4	3	9	7

Net Income Attributable to MUFG Americas Holdings Corporation (MUAH)	$249	$142	$424	$290

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net Income Attributable to MUAH	$249	$142	$424	$290
Other Comprehensive Income (Loss), Net of Tax:
Net change in cash flow hedges	25	(3)	16	(3)
Net change in securities	87	(330)	155	(394)
Net change in foreign currency translation adjustments	2	(2)	—	(3)
Net change in pension and other postretirement benefits	4	17	12	35

Total other comprehensive income (loss)	118	(318)	183	(365)

Comprehensive Income (Loss) Attributable to MUAH	367	(176)	607	(75)
Comprehensive loss from noncontrolling interests	(4)	(3)	(9)	(7)

Total Comprehensive Income (Loss)	$363	$(179)	$598	$(82)

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions except for per share amount)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$1,911	$1,863
Interest bearing deposits in banks	2,353	4,329
Federal funds sold and securities purchased under resale agreements	65	11

Total cash and cash equivalents	4,329	6,203
Trading account assets (includes $25 at June 30, 2014 and $8 at December 31, 2013 of assets pledged as collateral)	941	851
Securities available for sale	14,670	15,817
Securities held to maturity (Fair value: June 30, 2014, $8,251; December 31, 2013, $6,439)	8,177	6,509
Loans held for investment	72,369	68,312
Allowance for loan losses	(559)	(568)

Loans held for investment, net	71,810	67,744
Premises and equipment, net	632	688
Goodwill	3,227	3,228
Other assets	5,034	4,854

Total assets	$108,820	$105,894

Liabilities
Deposits:
Noninterest bearing	$27,446	$26,495
Interest bearing	54,120	53,606

Total deposits	81,566	80,101
Commercial paper and other short-term borrowings	2,870	2,563
Long-term debt	6,995	6,547
Trading account liabilities	664	540
Other liabilities	1,666	1,675

Total liabilities	93,761	91,426

Commitments, contingencies and guarantees—See Note 13
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,830 shares issued and outstanding as of June 30, 2014 and December 31, 2013	136	136
Additional paid-in capital	7,184	7,191
Retained earnings	7,936	7,512
Accumulated other comprehensive loss	(441)	(624)

Total MUAH stockholder's equity	14,815	14,215
Noncontrolling interests	244	253

Total equity	15,059	14,468

Total liabilities and equity	$108,820	$105,894

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(in millions, except shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$136	$5,994	$6,845	$(514)	$264	$12,725

Net income (loss)	—	—	290	—	(7)	283
Other comprehensive income (loss), net of tax	—	—	—	(365)	—	(365)
Compensation—restricted stock units	—	(15)	—	—	—	(15)
Other	—	—	—	—	13	13

Net change	—	(15)	290	(365)	6	(84)

Balance June 30, 2013	$136	$5,979	$7,135	$(879)	$270	$12,641

Balance December 31, 2013	$136	$7,191	$7,512	$(624)	$253	$14,468

Net income (loss)	—	—	424	—	(9)	415
Other comprehensive income (loss), net of tax	—	—	—	183	—	183
Compensation—restricted stock units	—	(7)	—	—	—	(7)

Net change	—	(7)	424	183	(9)	591

Balance June 30, 2014	$136	$7,184	$7,936	$(441)	$244	$15,059

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2014	2013
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$415	$283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(7)	(6)
(Reversal of) provision for losses on unfunded credit commitments	13	13
Depreciation, amortization and accretion, net	201	229
Stock-based compensation—restricted stock units	13	10
Deferred income taxes	71	(28)
Net gains on sales of securities	(3)	(123)
Net decrease (increase) in trading account assets	(90)	364
Net decrease (increase) in other assets	106	145
Net increase (decrease) in trading account liabilities	124	(329)
Net increase (decrease) in other liabilities	(211)	64
Loans originated for sale	(96)	(52)
Net proceeds from sale of loans originated for sale	181	76
Pension and other benefits adjustment	(91)	(347)
Other, net	(9)	(9)

Total adjustments	202	7

Net cash provided by (used in) operating activities	617	290

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	598	5,585
Proceeds from paydowns and maturities of securities available for sale	1,169	2,015
Purchases of securities available for sale and held to maturity	(2,426)	(9,996)
Proceeds from paydowns and maturities of securities held to maturity	374	212
Purchases of premises and equipment	(45)	(53)
Proceeds from sales of loans	190	199
Net decrease (increase) in loans	(4,270)	(2,640)
Proceeds from FDIC loss share agreements	(11)	7
Net cash paid for acquisitions	—	(3,688)
Other, net	(270)	13

Net cash provided by (used in) investing activities	(4,691)	(8,346)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,465	3,052
Net increase (decrease) in commercial paper and other short-term borrowings	307	2,429
Proceeds from issuance of subordinated debt due to BTMU	—	750
Proceeds from issuance of long-term debt	749	—
Repayment of long-term debt	(300)	(300)
Other, net	(21)	(25)
Change in noncontrolling interests	—	13

Net cash provided by (used in) financing activities	2,200	5,919

Net change in cash and cash equivalents	(1,874)	(2,137)
Cash and cash equivalents at beginning of period	6,203	5,491

Cash and cash equivalents at end of period	$4,329	$3,354

Cash Paid During the Period For:
Interest	$210	$204
Income taxes, net	(13)	21
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	199	214
Transfer of loans held for investment to other real estate owned assets (OREO)	—	17

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments

        The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2014 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in MUFG Americas Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

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

        MUFG Americas Holdings Corporation (MUAH) is a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (the Bank or MUB). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. Effective July 1, 2014, the U.S. branch banking operations of the Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) were integrated with the Bank. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business activities. As part of this integration, approximately 2,300 U.S. employees of BTMU became employees of the Bank and BTMU's U.S. corporate customer list was transferred to the Bank. As a result, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU's business in the U.S. (including BTMU's U.S. branches). In consideration for the Services, BTMU will pay to the Bank fee income, which will reflect market-based pricing. Costs related to the Services performed by the transferred employees will be recorded in salaries and benefits. While this initiative will have the effect of increasing noninterest income and noninterest expense, it is not expected to have a significant impact on the Company's net income, financial condition or capital ratios in the near term.

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

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments (Continued)

Under the proportional amortization method, reporting entities amortize the initial cost of the investment in proportion to tax credits and tax benefits received and recognize the amortization as a component of income tax expense. This guidance is effective for interim and annual periods beginning on January 1, 2015. The guidance is required to be applied retrospectively to all periods presented. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations, and is considering adopting the standard in 2014.

  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

        In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance on when an in-substance repossession or foreclosure of residential real estate has occurred and when a creditor should derecognize the consumer mortgage loan and recognize the residential real estate. The guidance clarifies that an in-substance repossession or foreclosure occurs upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the standard requires additional interim and annual disclosures. The guidance is effective for interim and annual periods beginning on January 1, 2015, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

  Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

        In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the criteria for reporting discontinued operations and requires additional disclosures for discontinued operations which meet the new criteria. The amendments in ASU 2014-08 limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The guidance is effective for interim and annual periods beginning on January 1, 2015 with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position and results of operations.

  Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts, and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning on January 1, 2017. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments (Continued)

  Transfers and Servicing—Amendments to Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures Requirements

        In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. Additionally, the guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The guidance is effective on January 1, 2015. Earlier application is prohibited. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the completion of the employee's requisite service period is a performance condition under the accounting guidance for share-based awards. The standard clarifies that the performance target would not be reflected in estimating the fair value of the award at the grant date. Instead, compensation cost for the award would be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company's financial position or results of operations.

Note 2—Correction of Prior Period Amounts

        During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expense associated with market-linked certificates of deposit. These errors affected historical periods beginning in 2009 through June 30, 2013. The Company recognized certain noninterest income amounts in the period in which the market-linked certificates of deposit originated. These amounts should have been deferred and recognized as a reduction of interest expense over the contractual term of the related certificates of deposit. These errors were not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and changes in stockholder's equity for the year ended December 31, 2012 have been adjusted to reflect the correction of these errors.

Note 2—Correction of Prior Period Amounts (Continued)

        The following tables show the affected line items within the consolidated financial statements:

Consolidated Statements of Income:

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Net interest income
Interest expense—deposits	$67	$(6)	$61	$132	$(11)	$121
Noninterest income
Trading account activities	24	(3)	21	32	(6)	26
Brokerage commissions and fees	12	(1)	11	24	(2)	22
Income before income taxes and including noncontrolling interests	172	2	174	365	3	368
Net Income Attributable to MUAH	141	1	142	288	2	290

Consolidated Balance Sheet and Statements of Changes in Stockholder's Equity:

	December 31, 2012
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Retained earnings	$6,875	$(30)	$6,845

Note 3—Business Combinations

  Acquisition of PB Capital

        During the second quarter of 2013, the Company acquired PB Capital Corporation's (PB Capital) institutional commercial real estate (CRE) lending division for $3.7 billion in cash. The acquisition expands the Company's CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The final values of the assets acquired totaled $3.4 billion, resulting in goodwill of $238 million, which was allocated to the Company's Commercial Banking reporting segment.

Note 4—Securities

Securities Available for Sale

        At June 30, 2014 and December 31, 2013, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	June 30, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$—	$—	$—	$—
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,281	3	127	8,157
Privately issued	188	4	1	191
Privately issued—commercial mortgage-backed securities	1,824	14	25	1,813
Collateralized loan obligations	2,543	13	22	2,534
Asset-backed and other	18	1	—	19

Asset Liability Management securities	12,854	35	175	12,714
Other debt securities:
Direct bank purchase bonds	1,888	42	33	1,897
Other	54	—	2	52
Equity securities	6	1	—	7

Total securities available for sale	$14,802	$78	$210	$14,670

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	$—	$—	$73
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,194	2	296	8,900
Privately issued	220	4	2	222
Privately issued—commercial mortgage-backed securities	1,947	8	85	1,870
Collateralized loan obligations	2,670	25	22	2,673
Asset-backed and other	34	1	—	35

Asset Liability Management securities	14,138	40	405	13,773
Other debt securities:
Direct bank purchase bonds	1,968	35	43	1,960
Other	81	—	5	76
Equity securities	7	1	—	8

Total securities available for sale	$16,194	$76	$453	$15,817

Note 4—Securities (Continued)

        The Company's securities available for sale with a continuous unrealized loss position at June 30, 2014 and December 31, 2013 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$429	$1	$7,195	$126	$7,624	$127
Privately issued	7	—	56	1	63	1
Privately issued—commercial mortgage-backed securities	115	—	931	25	1,046	25
Collateralized loan obligations	1,697	18	224	4	1,921	22
Asset-backed and other	—	—	1	—	1	—

Asset Liability Management securities	2,248	19	8,407	156	10,655	175
Other debt securities:
Direct bank purchase bonds	301	7	939	26	1,240	33
Other	—	—	24	2	24	2
Equity securities	5	—	—	—	5	—

Total securities available for sale	$2,554	$26	$9,370	$184	$11,924	$210

Note 4—Securities (Continued)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$8,508	$293	$147	$3	$8,655	$296
Privately issued	72	2	18	—	90	2
Privately issued—commercial mortgage-backed securities	1,274	80	58	5	1,332	85
Collateralized loan obligations	1,879	21	10	1	1,889	22
Asset-backed and other	—	—	1	—	1	—

Asset Liability Management securities	11,733	396	234	9	11,967	405
Other debt securities:
Direct bank purchase bonds	537	18	778	25	1,315	43
Other	15	1	34	4	49	5
Equity securities	5	—	—	—	5	—

Total securities available for sale	$12,290	$415	$1,046	$38	$13,336	$453

        At June 30, 2014, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.

        Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation or a government-sponsored enterprise (GSE) such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2014, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

        Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. The Company estimated the unrealized loss for each security by assessing the loans collateralizing each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as default rates, loss severity and prepayment rates. Based on the analysis performed as of June 30, 2014, the Company expects to recover the entire amortized cost basis of these securities.

        The Company's collateralized loan obligations (CLOs) consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying

Note 4—Securities (Continued)

loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2014, the Company expects to recover the entire amortized cost basis of these securities.

        Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2014, the Company expects to recover the entire amortized cost basis of these securities.

        The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2014
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$—	$—	$—	$—	$—
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1	35	559	7,562	8,157
Privately issued	—	—	5	186	191
Privately issued—commercial mortgage-backed securities	—	—	35	1,778	1,813
Collateralized loan obligations	—	263	467	1,804	2,534
Asset-backed and other	—	11	8	—	19

Asset Liability Management securities	1	309	1,074	11,330	12,714
Other debt securities:
Direct bank purchase bonds	28	457	917	495	1,897
Other	—	17	4	31	52

Total debt securities available for sale	$29	$783	$1,995	$11,856	$14,663

Note 4—Securities (Continued)

        The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Proceeds from sales	$264	$487	$598	$5,585
Gross realized gains	6	27	8	126
Gross realized losses	—	—	—	—

Securities Held to Maturity

        The securities held to maturity consist of residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities and U.S. government-sponsored agencies. Management has asserted the positive intent and ability to hold these securities to maturity. At June 30, 2014 and December 31, 2013, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	June 30, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$5,734	$6	$71	$5,669	$42	$13	$5,698
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	1,836	—	87	1,749	48	5	1,792
U.S. Treasury	484	—	—	484	2	—	486
U.S. government-sponsored agencies	275	—	—	275	1	1	275

Total securities held to maturity	$8,329	$6	$158	$8,177	$93	$19	$8,251

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$5,065	$7	$77	$4,995	$8	$69	$4,934
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	1,606	—	92	1,514	3	12	1,505

Total securities held to maturity	$6,671	$7	$169	$6,509	$11	$81	$6,439

        For securities held to maturity, the amount recognized in OCI primarily reflects the unrealized gain or loss at date of transfer to the held to maturity classification, net of amortization. Amortized cost is defined as the

Note 4—Securities (Continued)

original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings.

        The Company's securities held to maturity with a continuous unrealized loss position at June 30, 2014 and December 31, 2013 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$496	$—	$3	$2,758	$71	$10	$3,254	$71	$13
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	146	—	1	1,456	87	4	1,602	87	5
U.S. Treasury	—	—	—	—	—	—	—	—	—
U.S. government-sponsored agencies	150	—	1	—	—	—	150	—	1

Total securities held to maturity	$792	$—	$5	$4,214	$158	$14	$5,006	$158	$19

	December 31, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$3,873	$76	$68	$54	$1	$1	$3,927	$77	$69
U.S. government agency and government-sponsored agencies—commercial mortgage-backed securities	1,016	46	10	489	46	2	1,505	92	12

Total securities held to maturity	$4,889	$122	$78	$543	$47	$3	$5,432	$169	$81

Note 4—Securities (Continued)

        The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2014
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$2	$2	$—	$—	$5,667	$5,696	$5,669	$5,698
U.S. government agency and government-sponsored agencies—commercial mortgage backed securities	49	50	789	828	911	914	1,749	1,792
U.S. Treasury	244	245	240	241	—	—	484	486
U.S. government-sponsored agencies	—	—	275	275	—	—	275	275

Total securities held to maturity	$295	$297	$1,304	$1,344	$6,578	$6,610	$8,177	$8,251

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

        The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings, and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At June 30, 2014, the Company had $6.1 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. Available for sale securities of $0.6 billion have been pledged to secure borrowing, $0.3 billion to support unrealized losses on derivative transactions reported in trading liabilities and $5.2 billion to secure public and trust deposits.

        At June 30, 2014 and December 31, 2013, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $44 million (none of which has been repledged) and $10 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending.

Note 5—Loans and Allowance for Loan Losses

        The following table provides the outstanding balances of loans at June 30, 2014 and December 31, 2013:

(Dollars in millions)	June 30, 2014	December 31, 2013
Loans held for investment:
Commercial and industrial	$25,162	$23,528
Commercial mortgage	13,549	13,092
Construction	1,248	905
Lease financing	829	854

Total commercial portfolio	40,788	38,379

Residential mortgage	27,619	25,547
Home equity and other consumer loans	3,178	3,280

Total consumer portfolio	30,797	28,827

Total loans held for investment, before purchased credit-impaired loans	71,585	67,206
Purchased credit-impaired loans(1)	784	1,106

Total loans held for investment(2)	72,369	68,312
Allowance for loan losses	(559)	(568)

Loans held for investment, net	$71,810	$67,744

(1)
Includes $199 million and $251 million as of June 30, 2014 and December 31, 2013, respectively, of loans for which the Company will be reimbursed a substantial portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $16 million and $15 million as of June 30, 2014 and December 31, 2013, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.
(2)
Includes $130 million and $88 million at June 30, 2014 and December 31, 2013, respectively, for net unamortized discounts and premiums and deferred fees and costs.

  Allowance for Loan Losses

        The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$479	$55	$3	$20	$557
(Reversal of) provision for loan losses	7	(3)	—	5	9
Loans charged-off	(8)	(4)	—	—	(12)
Recoveries of loans previously charged-off	4	1	—	—	5

Allowance for loan losses, end of period	$482	$49	$3	$25	$559

Note 5—Loans and Allowance for Loan Losses (Continued)

	For the Three Months Ended June 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$486	$113	$1	$38	$638
(Reversal of) provision for loan losses	(3)	—	—	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Loans charged-off	(12)	(8)	—	—	(20)
Recoveries of loans previously charged-off	9	1	2	—	12

Allowance for loan losses, end of period	$480	$106	$1	$38	$625

	For the Six Months Ended June 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	58	(15)	—	(52)	(9)
Provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	2	—	2
Other	(1)	—	—	—	(1)
Loans charged-off	(14)	(7)	—	—	(21)
Recoveries of loans previously charged-off	18	2	—	—	20

Allowance for loan losses, end of period	$482	$49	$3	$25	$559

	For the Six Months Ended June 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	65	1	—	(72)	(6)
Loans charged-off	(15)	(21)	(3)	—	(39)
Recoveries of loans previously charged-off	12	2	3	—	17

Allowance for loan losses, end of period	$480	$106	$1	$38	$625

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$20	$—	$—	$63
Collectively evaluated for impairment	439	29	—	25	493
Purchased credit-impaired loans	—	—	3	—	3

Total allowance for loan losses	$482	$49	$3	$25	$559

Loans held for investment:
Individually evaluated for impairment	$284	$334	$2	$—	$620
Collectively evaluated for impairment	40,504	30,463	—	—	70,967
Purchased credit-impaired loans	—	—	782	—	782

Total loans held for investment	$40,788	$30,797	$784	$—	$72,369

	December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$19	$20	$—	$—	$39
Collectively evaluated for impairment	402	49	—	77	528
Purchased credit-impaired loans	—	—	1	—	1

Total allowance for loan losses	$421	$69	$1	$77	$568

Loans held for investment:
Individually evaluated for impairment	$266	$339	$3	$—	$608
Collectively evaluated for impairment	38,113	28,488	—	—	66,601
Purchased credit-impaired loans	—	—	1,103	—	1,103

Total loans held for investment	$38,379	$28,827	$1,106	$—	$68,312

Note 5—Loans and Allowance for Loan Losses (Continued)

  Nonaccrual and Past Due Loans

        The following table presents nonaccrual loans as of June 30, 2014 and December 31, 2013:

(Dollars in millions)	June 30, 2014	December 31, 2013
Commercial and industrial	$161	$44
Commercial mortgage	47	51

Total commercial portfolio	208	95

Residential mortgage	243	286
Home equity and other consumer loans	46	46

Total consumer portfolio	289	332

Total nonaccrual loans, before purchased credit-impaired loans	497	427
Purchased credit-impaired loans	17	15

Total nonaccrual loans	$514	$442

Troubled debt restructured loans that continue to accrue interest	$297	$367

Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$248	$225

        The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$25,946	$33	$12	$45	$25,991
Commercial mortgage	13,444	98	7	105	13,549
Construction	1,248	—	—	—	1,248

Total commercial portfolio	40,638	131	19	150	40,788

Residential mortgage	27,419	120	80	200	27,619
Home equity and other consumer loans	3,144	17	17	34	3,178

Total consumer portfolio	30,563	137	97	234	30,797

Total loans held for investment, excluding purchased credit-impaired loans	$71,201	$268	$116	$384	$71,585

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,310	$66	$6	$72	$24,382
Commercial mortgage	13,004	68	20	88	13,092
Construction	891	14	—	14	905

Total commercial portfolio	38,205	148	26	174	38,379

Residential mortgage	25,342	114	91	205	25,547
Home equity and other consumer loans	3,238	23	19	42	3,280

Total consumer portfolio	28,580	137	110	247	28,827

Total loans held for investment, excluding purchased credit-impaired loans	$66,785	$285	$136	$421	$67,206

        Loans 90 days or more past due and still accruing totaled $11 million and $5 million at June 30, 2014 and December 31, 2013, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $103 million and $124 million at June 30, 2014 and December 31, 2013, respectively.

  Credit Quality Indicators

        Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 5 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

        The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $167 million and $213 million covered by Federal Deposit Insurance Corporation (FDIC) loss share agreements, at June 30, 2014 and December 31, 2013, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	June 30, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$24,701	$603	$439	$25,743
Construction	1,254	9	—	1,263
Commercial mortgage	12,975	182	217	13,374

Total commercial portfolio	38,930	794	656	40,380
Purchased credit-impaired loans	49	127	187	363

Total	$38,979	$921	$843	$40,743

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,346	$576	$313	$24,235
Construction	879	14	—	893
Commercial mortgage	12,562	142	228	12,932

Total commercial portfolio	36,787	732	541	38,060
Purchased credit-impaired loans	48	204	362	614

Total	$36,835	$936	$903	$38,674

        The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $32 million and $38 million of loans covered by FDIC loss share agreements, at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,376	$243	$27,619
Home equity and other consumer loans	3,132	46	3,178

Total consumer portfolio	30,508	289	30,797
Purchased credit-impaired loans	222	—	222

Total	$30,730	$289	$31,019

	December 31, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$25,261	$286	$25,547
Home equity and other consumer loans	3,234	46	3,280

Total consumer portfolio	28,495	332	28,827
Purchased credit-impaired loans	242	—	242

Total	$28,737	$332	$29,069

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

        The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at June 30, 2014 and December 31, 2013. These tables exclude loans covered by FDIC

Note 5—Loans and Allowance for Loan Losses (Continued)

loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2014
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,339	$5,554	$515	$27,408
Home equity and other consumer loans	2,248	790	80	3,118

Total consumer portfolio	23,587	6,344	595	30,526
Purchased credit-impaired loans	87	123	12	222

Total	$23,674	$6,467	$607	$30,748

Percentage of total	77%	21%	2%	100%

	December 31, 2013
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$19,614	$5,301	$459	$25,374
Home equity and other consumer loans	2,283	839	81	3,203

Total consumer portfolio	21,897	6,140	540	28,577
Purchased credit-impaired loans	94	135	15	244

Total	$21,991	$6,275	$555	$28,821

Percentage of total	76%	22%	2%	100%

(1)
Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	June 30, 2014
	LTV ratios
(Dollars in millions)	Less than 80 Percent	80-100 Percent	Greater than 100 Percent	No LTV Available(1)	Total
Residential mortgage	$25,486	$1,733	$134	$55	$27,408
Home equity loans	2,445	299	149	51	2,944

Total consumer portfolio	27,931	2,032	283	106	30,352
Purchased credit-impaired loans	150	50	20	—	220

Total	$28,081	$2,082	$303	$106	$30,572

Percentage of total	92%	7%	1%	—%	100%

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	LTV ratios
(Dollars in millions)	Less than 80 Percent	80-100 Percent	Greater than 100 Percent	No LTV Available(1)	Total
Residential mortgage	$23,209	$1,884	$228	$53	$25,374
Home equity loans	2,487	362	202	52	3,103

Total consumer portfolio	25,696	2,246	430	105	28,477
Purchased credit-impaired loans	152	57	31	—	240

Total	$25,848	$2,303	$461	$105	$28,717

Percentage of total	90%	8%	2%	—%	100%

(1)
Represents loans for which management was not able to obtain refreshed property values.

  Troubled Debt Restructurings

        The following table provides a summary of the Company's recorded investment in troubled debt restructurings (TDRs) as of June 30, 2014 and December 31, 2013. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $52 million and $43 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2014 and December 31, 2013, respectively.

(Dollars in millions)	June 30, 2014	December 31, 2013
Commercial and industrial	$173	$212
Commercial mortgage	36	38

Total commercial portfolio	209	250

Residential mortgage	308	315
Home equity and other consumer loans	26	24

Total consumer portfolio	334	339

Total restructured loans, excluding purchased credit-impaired loans(1)	$543	$589

(1)
Amounts exclude $2 million and $3 million of TDRs covered by FDIC loss share agreements at June 30, 2014 and December 31, 2013, respectively.

        For the second quarter of 2014, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications for the six months ended June 30, 2014 and for the year ended December 31, 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$76	$76	$80	$80
Commercial mortgage	7	7	18	18

Total commercial portfolio	83	83	98	98

Residential mortgage	4	4	10	9
Home equity and other consumer loans	2	2	4	4

Total consumer portfolio	6	6	14	13

Total	$89	$89	$112	$111

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

        The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2014 and 2013, and where the

Note 5—Loans and Allowance for Loan Losses (Continued)

default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Commercial and industrial	$6	$6
Commercial mortgage	3	3

Total commercial portfolio	9	9

Residential mortgage	2	4
Home equity and other consumer loans	—	1

Total consumer portfolio	2	5

Total	$11	$14

(Dollars in millions)	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Commercial and industrial	$3	$8

Total commercial portfolio	3	8

Residential mortgage	7	9
Home equity and other consumer loans	1	1

Total consumer portfolio	8	10

Total	$11	$18

        For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.

  Loan Impairment

        Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, commercial mortgage loan portfolios and loans modified in a TDR. When the value of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance.

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following tables show information about impaired loans by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$242	$4	$246	$40	$250	$7
Commercial mortgage	31	7	38	3	35	9

Total commercial portfolio	273	11	284	43	285	16

Residential mortgage	215	93	308	20	231	107
Home equity and other consumer loans	5	21	26	—	6	35

Total consumer portfolio	220	114	334	20	237	142

Total, excluding purchased credit-impaired loans	493	125	618	63	522	158
Purchased credit-impaired loans	2	—	2	—	2	1

Total	$495	$125	$620	$63	$524	$159

	December 31, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$117	$104	$221	$16	$121	$114
Commercial mortgage	33	12	45	3	36	15

Total commercial portfolio	150	116	266	19	157	129

Residential mortgage	220	95	315	20	236	108
Home equity and other consumer loans	4	20	24	—	4	34

Total consumer portfolio	224	115	339	20	240	142

Total, excluding purchased credit-impaired loans	374	231	605	39	397	271
Purchased credit-impaired loans	2	1	3	—	2	6

Total	$376	$232	$608	$39	$399	$277

Note 5—Loans and Allowance for Loan Losses (Continued)

        The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2014 and 2013 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$219	$1	$265	$5	$219	$4	$250	$8
Commercial mortgage	35	—	53	1	37	2	60	1
Construction	—	1	2	—	—	1	13	—

Total commercial portfolio	254	2	320	6	256	7	323	9

Residential mortgage	310	3	288	2	312	6	282	5
Home equity and other consumer loans	26	—	22	1	25	1	21	1

Total consumer portfolio	336	3	310	3	337	7	303	6

Total, excluding purchased credit-impaired loans	590	5	630	9	593	14	626	15
Purchased credit-impaired loans	2	—	4	—	2	—	4	—

Total	$592	$5	$634	$9	$595	$14	$630	$15

        The Company transferred a net $199 million and $214 million of loans from held for investment to held for sale and sold $190 million and $199 million in loans during the six months ended June 30, 2014 and 2013, respectively.

  Loans Acquired in Business Combinations

        The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans as of June 30, 2014 and December 31, 2013.

(Dollars in millions)	June 30, 2014	December 31, 2013
Total outstanding balance	$1,196	$1,733

Carrying amount	$768	$1,091

        The accretable yield for purchased credit-impaired loans for the three and six months ended June 30, 2014 and 2013 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Accretable yield, beginning of period	$382	$501	$378	$590
Additions	—	31	—	31
Accretion	(118)	(81)	(178)	(160)
Reclassifications from nonaccretable difference during the period	83	28	147	18

Accretable yield, end of period	$347	$479	$347	$479

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

Consolidated VIEs

        The following tables present the assets and liabilities of consolidated VIEs recorded on the Company's consolidated balance sheet at June 30, 2014.

	June 30, 2014
	Consolidated Assets
					Consolidated Liabilities
	Interest Bearing Deposits in Banks	Loans Held for Investment, net
(Dollars in millions)			Other Assets	Total Assets	Long-Term Debt	Other Liabilities	Total Liabilities
Low-income housing credit investments	$9	$—	$251	$260	$4	$—	$4
Leasing investments	5	712	101	818	—	83	83

Total consolidated VIEs	$14	$712	$352	$1,078	$4	$83	$87

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

Unconsolidated VIEs

        The following table presents the Company's carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheets at June 30, 2014. The table also presents the Company's maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss

Note 6—Variable Interest Entities (Continued)

represents the carrying amount of the Company's involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	June 30, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$26	$132	$1,053	$1,211	$398	$398	$1,211
Leasing investments	—	44	838	882	—	—	898
Other investments	—	21	27	48	—	—	50

Total unconsolidated VIEs	$26	$197	$1,918	$2,141	$398	$398	$2,159

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

  Other Investments

        The Company has direct equity investments in structures formed by third parties. The Company has no voting or other rights to direct the activities of the investments that would most significantly impact the entities' performance, and therefore is not considered the primary beneficiary and does not consolidate these entities.

Note 7—Commercial Paper and Other Short-Term Borrowings

        The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	June 30, 2014	December 31, 2013
Federal funds purchased and securities sold under repurchase agreements with weighted average interest rates of 0.11% and 0.07% at June 30, 2014 and December 31, 2013	$137	$39
Commercial paper, with weighted average interest rates of 0.16% and 0.19% at June 30, 2014 and December 31, 2013, respectively	2,733	2,524

Total commercial paper and other short-term borrowings	$2,870	$2,563

Note 8—Long-Term Debt

        The following is a summary of the Company's long-term debt:

(Dollars in millions)	June 30, 2014	December 31, 2013
Debt issued by MUFG Americas Holdings Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$397	$397
Subordinated debt:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.61% at June 30, 2014 and 1.63% at December 31, 2013	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.57% at June 30, 2014 and 2.60% at December 31, 2013	66	66

Total debt issued by MUFG Americas Holdings Corporation	763	763

Debt issued by MUFG Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed and floating Federal Home Loan Bank advances with maturities ranging from February 2015 to February 2016. These notes bear a combined weighted-average rate of 2.56% at June 30, 2014 and 2.55% at December 31, 2013	$800	$800
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.19% at December 31, 2013	—	300
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 0.98% at June 30, 2014 and 1.00% at December 31, 2013	500	500
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	502	—
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.62% at June 30, 2014	250	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	4	4
Subordinated debt:
Fixed rate 5.95% notes due May 2016	715	718
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.43% at June 30, 2014 and 1.45% at December 31, 2013	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.88% at both June 30, 2014 and December 31, 2013	14	15

Total debt issued by MUFG Union Bank, N.A. and other subsidiaries	6,232	5,784

Total long-term debt	$6,995	$6,547

(1)
Long-term debt assumed through PCBC acquisition

Note 8—Long-Term Debt (Continued)

  Senior Debt

        On May 6, 2014, the Bank issued $250 million in aggregate principal amount of Floating Rate Senior Bank Notes due 2017 (2017 Floating Rate Notes) and $500 million in aggregate principal amount of Fixed Rate Senior Bank Notes due 2019 (2019 Fixed Rate Notes) and, together with the 2017 Floating Rate Notes, the Senior Notes. The 2017 Floating Rate Notes were issued to purchasers at a price of 100% of their principal amount. The 2019 Fixed Rate Notes were issued to purchasers at a price of 99.774% of their principal amount. The 2017 Floating Rate Notes will bear interest at a rate equal to three-month U.S. Dollar LIBOR plus 0.40% and will mature on May 5, 2017. Interest payments are due quarterly. The 2019 Fixed Rate Notes will bear interest at a rate of 2.25% per annum and will mature on May 6, 2019. Interest payments are due semi-annually.

        The Bank may redeem any of the 2017 Floating Rate Notes, in whole or in part, on May 5, 2016 at a redemption price equal to 100% of the principal amount being redeemed plus accrued interest. The Bank may redeem any of the 2019 Fixed Rate Notes, in whole or in part, on or after April 6, 2019 at a redemption price equal to 100% of the principal amount being redeemed plus accrued interest. None of the Senior Notes are subject to repayment at the option of the holders prior to maturity.

        The net proceeds from the sale of the Senior Notes were used by the Bank for general corporate purposes in the ordinary course of its banking business. The Senior Notes were issued as part of the Bank's $8 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing the Senior Notes, there is $1.9 billion available for issuance under the program.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments

  Valuation Methodologies

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's creditworthiness in determining the fair value of its trading liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

  Fair Value Hierarchy

        In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by U.S. GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

the fair value hierarchy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

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

        Independent Price Verification (IPV) is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its IPV procedures, the Company compares pricing sources, tests data variance within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the VC. For further information related to valuation processes, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

  Fair Value Measurements on a Recurring Basis

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by major category and by valuation hierarchy level:

	June 30, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$25	$—	$—	$25
U.S. government sponsored agencies	—	121	—	—	121
State and municipal	—	24	—	—	24
Interest rate derivative contracts	1	790	6	(150)	647
Commodity derivative contracts	—	108	9	(48)	69
Foreign exchange derivative contracts	—	23	2	(10)	15
Equity derivative contracts	—	—	286	(246)	40

Total trading account assets	1	1,091	303	(454)	941
Securities available for sale:
U.S. government sponsored agencies	—	—	—	—	—
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	8,157	—	—	8,157
Privately issued	—	191	—	—	191
Privately issued—commercial mortgage-backed securities	—	1,813	—	—	1,813
Collateralized loan obligations	—	2,534	—	—	2,534
Asset-backed and other	—	19	—	—	19
Other debt securities:
Direct bank purchase bonds	—	—	1,897	—	1,897
Other	—	4	48	—	52
Equity securities	7	—	—	—	7

Total securities available for sale	7	12,718	1,945	—	14,670

Other assets:
Interest rate hedging contracts	—	40	—	—	40
Other derivative contracts	—	—	2	—	2

Total other assets	—	40	2	—	42

Total assets	$8	$13,849	$2,250	$(454)	$15,653

Percentage of Total	—%	89%	14%	(3)%	100%
Percentage of Total Company Assets	—%	12%	2%	—%	14%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$667	$—	$(408)	$263
Commodity derivative contracts	—	98	9	(79)	28
Foreign exchange derivative contracts	—	53	2	(23)	32
Equity derivative contracts	—	—	287	—	287
Securities sold, not yet purchased	—	54	—	—	54

Total trading account liabilities	4	872	298	(510)	664
Other liabilities:
FDIC clawback liability	—	—	102	—	102
Interest rate hedging contracts	—	2	—	—	2
Other derivative contracts	—	2	3	—	5

Total other liabilities	—	4	105	—	109

Total liabilities	$4	$876	$403	$(510)	$773

Percentage of Total	1%	113%	52%	(66)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury	$—	$8	$—	$—	$8
U.S. government sponsored agencies	—	116	—	—	116
State and municipal	—	5	—	—	5
Other loans	—	140	—	—	140
Interest rate derivative contracts	1	705	7	(212)	501
Commodity derivative contracts	—	67	9	(66)	10
Foreign exchange derivative contracts	1	30	2	(18)	15
Equity derivative contracts	—	—	253	(197)	56

Total trading account assets	2	1,071	271	(493)	851
Securities available for sale:
U.S. government sponsored agencies	—	73	—	—	73
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	8,900	—	—	8,900
Privately issued	—	222	—	—	222
Privately issued—commercial mortgage-backed securities	—	1,870	—	—	1,870
Collateralized loan obligations	—	2,673	—	—	2,673
Asset-backed and other	—	35	—	—	35
Other debt securities:
Direct bank purchase bonds	—	—	1,960	—	1,960
Other	—	18	58	—	76
Equity securities	8	—	—	—	8

Total securities available for sale	8	13,791	2,018	—	15,817
Other assets:
Interest rate hedging contracts	—	8	—	—	8
Other derivative contracts	—	1	1	—	2

Total other assets	—	9	1	—	10

Total assets	$10	$14,871	$2,290	$(493)	$16,678

Percentage of Total	—%	89%	14%	(3)%	100%
Percentage of Total Company Assets	—%	14%	2%	—%	16%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$606	$—	$(379)	$230
Commodity derivative contracts	—	53	8	(33)	28
Foreign exchange derivative contracts	1	26	2	(11)	18
Equity derivative contracts	—	—	254	—	254
Securities sold, not yet purchased	—	10	—	—	10

Total trading account liabilities	4	695	264	(423)	540
Other liabilities:
FDIC clawback liability	—	—	96	—	96
Interest rate hedging contracts	—	13	—	—	13
Other derivative contracts	—	1	3	—	4

Total other liabilities	—	14	99	—	113

Total liabilities	$4	$709	$363	$(423)	$653

Percentage of Total	1%	109%	55%	(65)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)
Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013. Level 3 available for sale securities at June 30, 2014 and 2013 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	June 30, 2014					June 30, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$273	$2,046	$1	$(266)	$(103)	$186	$1,592	$1	$(187)	$(96)
Total gains (losses) (realized/unrealized):
Included in income before taxes	35	—	1	(36)	(2)	(5)	—	1	5	2
Included in other comprehensive income	—	7	—	—	—	—	18	—	—	—
Purchases/additions	—	14	—	—	—	1	192	—	—	—
Sales	—	—	—	(1)	—	—	—	—	(1)	—
Settlements	(5)	(122)	—	5	—	—	(40)	—	—	—

Asset (liability) balance, end of period	$303	$1,945	$2	$(298)	$(105)	$182	$1,762	$2	$(183)	$(94)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$35	$—	$1	$(36)	$(2)	$(5)	$—	$1	$5	$2

	For the Six Months Ended
	June 30, 2014					June 30, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$271	$2,018	$1	$(264)	$(99)	$136	$1,499	$—	$(136)	$(95)
Total gains (losses) (realized/unrealized):
Included in income before taxes	36	—	1	(37)	(6)	42	—	1	(43)	1
Included in other comprehensive income	—	15	—	—	—	—	37	—	—	—
Purchases/additions	3	137	—	—	—	4	329	1	—	—
Sales	—	—	—	(4)	—	—	(14)	—	(4)	—
Settlements	(7)	(225)	—	7	—	—	(89)	—	—	—

Asset (liability) balance, end of period	$303	$1,945	$2	$(298)	$(105)	$182	$1,762	$2	$(183)	$(94)

Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$36	$—	$1	$(37)	$(6)	$42	$—	$1	$(43)	$1

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at June 30, 2014.

	June 30, 2014
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,897	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 8.0%	0.5%
			Loss severity	10.0 - 60.0%	31.6%
Other liabilities:
FDIC clawback liability	$102	Discounted cash flow	Probability of default	0.1 - 100.0%	56.2%
			Loss severity	0.0 - 100.0%	40.0%

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

  Fair Value Measurement on a Nonrecurring Basis

        Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2014 and 2013 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such financial instruments by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2014
					Loss for the Three Months Ended June 30, 2014	Loss for the Six Months Ended June 30, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$198	$—	$—	$198	$(6)	$(35)
Other assets:
OREO	14	—	—	14	(1)	(3)

Total	$212	$—	$—	$212	$(7)	$(38)

	June 30, 2013
					Loss for the Three Months Ended June 30, 2013	Loss for the Six Months Ended June 30, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$91	$—	$—	$91	$(11)	$(23)
Other assets:
OREO	37	—	—	37	(3)	(6)

Total	$128	$—	$—	$128	$(14)	$(29)

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

  Fair Value of Financial Instruments Disclosures

        The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of June 30, 2014 and as of December 31, 2013:

	June 30, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,329	$4,329	$4,329	$—	$—
Securities held to maturity	8,177	8,251	—	8,251	—
Loans held for investment, net of allowance for loan losses(1)	70,988	71,934	—	—	71,934
FDIC indemnification asset	101	11	—	—	11
Other assets	4	4	—	—	4
Liabilities
Deposits	$81,566	$81,713	$—	$81,713	$—
Commercial paper and other short-term borrowings	2,870	2,870	—	2,870	—
Long-term debt	6,995	7,167	—	7,167	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$290	$290	$—	$—	$290

(1)
Excludes lease financing, net of related allowance.

	December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,203	$6,203	$6,203	$—	$—
Securities held to maturity	6,509	6,439	—	6,439	—
Loans held for investment, net of allowance for loan losses(1)	66,898	68,132	—	—	68,132
FDIC indemnification asset	141	95	—	—	95
Other assets	3	3	—	—	3
Liabilities
Deposits	$80,101	$80,228	$—	$80,228	$—
Commercial paper and other short-term borrowings	2,563	2,563	—	2,563	—
Long-term debt	6,547	6,709	—	6,709	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$273	$273	$—	$—	$273

(1)
Excludes lease financing, net of related allowance.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        For further information on methodologies for approximating fair values, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

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

        The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated and qualifying as hedging instruments as of June 30, 2014 and December 31, 2013, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2014			December 31, 2013
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Designated and qualifying as hedging instruments:
Cash flow hedges
Interest rate contracts	$8,200	$37	$2	$4,300	$8	$13
Fair value hedges
Interest rate contracts	500	3	—	—	—	—
Not designated and qualifying as hedging instruments:
Trading
Interest rate contracts	47,006	797	671	44,427	713	609
Commodity contracts	5,776	117	107	5,714	76	61
Foreign exchange contracts	5,329	25	55	5,645	33	29
Equity contracts	4,034	286	287	4,027	253	254
Other contracts	—	—	—	140	—	—

Total Trading	62,145	1,225	1,120	59,953	1,075	953
Other risk management	248	2	5	185	2	4

Total derivative instruments	$71,093	$1,267	$1,127	$64,438	$1,085	$970

        We recognized net losses of $1 million and $2 million on other risk management derivatives for the three and six months ended June 30, 2014, respectively, compared to net losses of $1 million and $5 million on other risk management derivatives for the three and six months ended June 30, 2013, respectively, which are included in other noninterest income.

  Derivatives Designated and Qualifying as Hedging Instruments

        The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For further information related to the Company's hedging strategy, see Note 13 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

  Cash Flow Hedges

        The Company used interest rate swaps with a notional amount of $8.2 billion at June 30, 2014 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

in interest income on loans caused by changes in the relevant LIBOR index. At June 30, 2014, the weighted average remaining life of the active cash flow hedges was approximately 3.85 years.

        For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At June 30, 2014, the Company expects to reclassify approximately $95 million of income from accumulated other comprehensive income to net interest income during the twelve months ending June 30, 2015. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2014.

        The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Derivatives in cash flow hedging relationships
			Interest income	$27	$8
Interest rate contracts	$70	$3	Interest expense	2	(1)	Noninterest expense	$(1)	$—

Total	$70	$3		$29	$7		$(1)	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Derivatives in cash flow hedging relationships
			Interest income	$49	$15
Interest rate contracts	$78	$9	Interest expense	3	(1)	Noninterest expense	$(1)	$—

Total	$78	$9		$52	$14		$(1)	$—

  Fair Value Hedges

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

        For fair value hedges, the effective portion of the gain or loss on the hedging instruments is reported in interest expense and the ineffective portion is recorded in noninterest expense.

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following table presents the gains (losses) on the Company's fair value hedges for the three and six months ended June 30, 2014:

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt	$3	$(3)	$—	$3	$(3)	$—

Total	$3	$(3)	$—	$3	$(3)	$—

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

        The Company offers market-linked CDs, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The Company offsets its exposure to the embedded derivative contained in market-linked CDs with a matched over-the-counter option. Both the embedded derivative (when bifurcated) and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.

        The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statement of income under the heading trading account activities for the three and six months ended June 30, 2014 and 2013:

	Gain or (Loss) Recognized in Income on Derivative Instruments
			Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
			For the Six Months Ended
(Dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Trading derivatives:
Interest rate contracts	$9	$10	$19	$9
Equity contracts	—	—	1	—
Foreign exchange contracts	2	5	6	8
Commodity contracts	(1)	1	1	—
Other contracts	2	—	1	1

Total	$12	$16	$28	$18

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

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

        The following tables present the offsetting of financial assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,267	$454	$813	$50	$—	$763
Securities purchased under resale agreements	45	—	45	44	—	1

Total	$1,312	$454	$858	$94	$—	$764

Financial Liabilities:
Derivative Liabilities	$1,127	$510	$617	$220	$—	$397
Securities sold under repurchase agreements	25	—	25	25	—	—

Total	$1,152	$510	$642	$245	$—	$397

	December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,085	$493	$592	$79	$—	$513
Securities purchased under resale agreements	10	—	10	10	—	—

Total	$1,095	$493	$602	$89	$—	$513

Financial Liabilities:
Derivative Liabilities	$970	$423	$547	$144	$—	$403
Securities sold under repurchase agreements	8	—	8	8	—	—

Total	$978	$423	$555	$152	$—	$403

Note 11—Accumulated Other Comprehensive Loss

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the three months ended June 30, 2014 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2013
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$3	$(1)	$2
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(7)	2	(5)

Net change	(4)	1	(3)

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(503)	197	(306)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(27)	11	(16)
Less: accretion of fair value adjustment on securities available for sale	(23)	10	(13)
Less: accretion of fair value adjustment on held to maturity securities	(3)	1	(2)
Less: amortization of net unrealized (gains) losses on held to maturity securities	11	(4)	7

Net change	(545)	215	(330)

Foreign currency translation adjustment	(3)	1	(2)

Pension and other benefits:
Recognized net actuarial gain (loss)(1)	29	(12)	17

Net change(1)	29	(12)	17

Net change in accumulated other comprehensive loss	$(523)	$205	$(318)

For the Three Months Ended June 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$70	$(28)	$42
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(29)	12	(17)

Net change	41	(16)	25

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	156	(61)	95
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(1)	—	(1)
Less: accretion of fair value adjustment on securities available for sale	(18)	8	(10)
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3

Net change	142	(55)	87

Foreign currency translation adjustment	4	(2)	2

Pension and other benefits:
Pension and other benefits arising during the period	(4)	2	(2)
Amortization of prior service costs(1)	(4)	2	(2)
Recognized net actuarial gain (loss)(1)	15	(7)	8

Net change	7	(3)	4

Net change in accumulated other comprehensive loss	$194	$(76)	$118

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Loss (Continued)

        The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the six months ended June 30, 2014 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2013
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$9	$(3)	$6
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(14)	5	(9)

Net change	(5)	2	(3)

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(503)	197	(306)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(123)	49	(74)
Less: accretion of fair value adjustment on securities available for sale	(38)	16	(22)
Less: accretion of fair value adjustment on held to maturity securities	(11)	4	(7)
Less: amortization of net unrealized (gains) losses on held to maturity securities	25	(10)	15

Net change	(650)	256	(394)

Foreign currency translation adjustment	(5)	2	(3)

Pension and other benefits:
Recognized net actuarial gain (loss)(1)	58	(23)	35

Net change(1)	58	(23)	35

Net change in accumulated other comprehensive loss	$(602)	$237	$(365)

For the Six Months Ended June 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$78	$(31)	$47
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(52)	21	(31)

Net change	26	(10)	16

Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	272	(107)	165
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Less: accretion of fair value adjustment on securities available for sale	(24)	10	(14)
Less: amortization of net unrealized (gains) losses on held to maturity securities	10	(4)	6

Net change	255	(100)	155

Pension and other benefits:
Pension and other benefits arising during the period	(4)	2	(2)
Amortization of prior service costs(1)	(4)	2	(2)
Recognized net actuarial gain (loss)(1)	29	(13)	16

Net change	21	(9)	12

Net change in accumulated other comprehensive loss	$302	$(119)	$183

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Loss (Continued)

        The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended June 30, 2013 and 2014:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, March 31, 2013	$24	$95	$—	$(680)	$(561)
Other comprehensive income (loss) before reclassifications	2	(314)	(2)	—	(314)
Amounts reclassified from accumulated other comprehensive loss	(5)	(16)	—	17	(4)

Balance, June 30, 2013	$21	$(235)	$(2)	$(663)	$(879)

Balance, March 31, 2014	$7	$(260)	$(5)	$(301)	$(559)
Other comprehensive income (loss) before reclassifications	42	95	2	(2)	137
Amounts reclassified from accumulated other comprehensive loss	(17)	(8)	—	6	(19)

Balance, June 30, 2014	$32	$(173)	$(3)	$(297)	$(441)

For the Six Months Ended June 30, 2013 and 2014:

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income (loss) before reclassifications	6	(320)	(3)	—	(317)
Amounts reclassified from accumulated other comprehensive loss	(9)	(74)	—	35	(48)

Balance, June 30, 2013	$21	$(235)	$(2)	$(663)	$(879)

Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income (loss) before reclassifications	47	165	—	(2)	210
Amounts reclassified from accumulated other comprehensive loss	(31)	(10)	—	14	(27)

Balance, June 30, 2014	$32	$(173)	$(3)	$(297)	$(441)

Note 12—Employee Pension and Other Postretirement Benefits

        In April 2014, the pension plan was amended. Pension benefits accrued after December 31, 2014 for the majority of eligible employees will be earned under the cash balance plan formula, which was established effective October 1, 2012 for all future eligible employees. For those employees whose benefits will be earned under the cash balance plan formula, benefits earned under the previous final average pay formula will become fixed as of December 31, 2014. The health benefit plan was also amended on April 2014 to discontinue the availability of retiree health benefits for the majority of employees. As a result of these amendments, key assumptions used in computing plan benefit obligations and net periodic benefit cost were updated and the Company remeasured the plans' assets and benefit obligations as of April 30, 2014. For further information regarding key assumptions and measurement of pension plan assets and benefit obligations, see Note 16 to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Note 12—Employee Pension and Other Postretirement Benefits (Continued)

        The following table summarizes the discount rates used in computing the present value of the pension and other benefit obligations at April 30, 2014 and December 31, 2013.

	Pension Benefits		Other Benefits
	April 30, 2014	December 31, 2013	April 30, 2014	December 31, 2013
Discount rate in determining benefit obligations	4.50%	4.90%	4.20%	4.60%

        The plan amendments decreased the pension plan's and health plan's benefit obligation by $150 million and $29 million, respectively, and changes in discount rates and actuarial revisions increased the pension plan's and health plan's benefit obligations by $162 million and $21 million, respectively. These changes also resulted in an increase in accumulated other comprehensive loss before income taxes of $4 million. As a result of these amendments to the plans, estimated future benefit payments from 2014 through 2023 increased $93 million.

        The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013. As a result of the amendments to the pension and health benefit plans and resulting remeasurements, 2014 total net periodic benefit cost will decrease from approximately $71 million to approximately $39 million.

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$18	$21	$2	$3	$—	$—
Interest cost	26	24	3	3	1	1
Expected return on plan assets	(47)	(42)	(4)	(4)	—	—
Amortization of prior service cost	(3)	—	(1)	—	—	—
Recognized net actuarial loss	14	27	—	2	1	—

Total net periodic benefit cost	$8	$30	$—	$4	$2	$1

Note 12—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$39	$43	$5	$7	$1	$—
Interest cost	54	49	6	6	2	2
Expected return on plan assets	(95)	(83)	(9)	(8)	—	—
Amortization of prior service cost	(3)	—	(1)	—	—	—
Recognized net actuarial loss	28	54	—	3	1	1

Total net periodic benefit cost	$23	$63	$1	$8	$4	$3

(1)
Supplemental Executives Retirement Plan (SERP).
(2)
Executive Supplemental Benefit Plans (ESBP).

Note 13—Commitments, Contingencies and Guarantees

        The following table summarizes the Company's commitments:

(Dollars in millions)	June 30, 2014
Commitments to extend credit	$34,724
Issued standby and commercial letters of credit	5,887
Other commitments	180

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

        Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2014, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4.4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.

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

Note 13—Commitments, Contingencies and Guarantees (Continued)

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

        The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2014, the current exposure to loss under these contracts totaled $23 million, and the maximum potential exposure to loss in the future was estimated at $48 million.

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

        The Community Banking Division serves its customers through 358 full-service branches in California and 45 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Community Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of financing and investment services; and products including credit cards.

        The Wealth Markets Division serves its customers through the Private Bank; UnionBanc Investment Services LLC (UBIS), a subsidiary of MUFG Union Bank and a registered broker-dealer and investment advisor; and Asset Management which includes HighMark Capital Management, Inc., a subsidiary of MUFG Union Bank and a registered investment advisor. Wealth Markets provides investment management and advisory

Note 14—Business Segments (Continued)

services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to unaffiliated funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.

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

Note 14—Business Segments (Continued)

Other

        "Other" includes the Asian Corporate Banking segment, Corporate Treasury and the impact of certain corporate activities. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 2. "Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q.

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

Note 14—Business Segments (Continued)

As of and for the Three Months Ended June 30, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$362	$277	$43	$94	$43	$36	$(92)	$763
Noninterest income (expense)	87	58	22	39	57	(6)	(55)	202

Total revenue	449	335	65	133	100	30	(147)	965
Noninterest expense	340	104	16	88	28	111	(38)	649
(Reversal of) provision for loan losses	(2)	(10)	9	2	15	3	(8)	9

Income (loss) before income taxes and including noncontrolling interests	111	241	40	43	57	(84)	(101)	307
Income tax expense (benefit)	44	65	16	17	12	(53)	(39)	62

Net income (loss) including noncontrolling interests	67	176	24	26	45	(31)	(62)	245

Deduct: net loss from noncontrolling interests	—	—	—	—	—	4	—	4

Net income (loss) attributable to MUAH	$67	$176	$24	$26	$45	$(27)	$(62)	$249

Total assets, end of period	$36,417	$35,423	$4,916	$1,938	$6,199	$27,485	$(3,558)	$108,820

As of and for the Three Months Ended June 30, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$332	$217	$31	$95	$43	$30	$(76)	$672
Noninterest income (expense)	94	49	18	41	54	(4)	(51)	201

Total revenue	426	266	49	136	97	26	(127)	873
Noninterest expense	366	102	12	91	25	138	(32)	702
(Reversal of) provision for loan losses	(7)	3	(4)	(4)	7	3	(1)	(3)

Income (loss) before income taxes and including noncontrolling interests	67	161	41	49	65	(115)	(94)	174
Income tax expense (benefit)	27	40	15	20	17	(48)	(36)	35

Net income (loss) including noncontrolling interests	40	121	26	29	48	(67)	(58)	139

Deduct: net loss from noncontrolling interests	—	—	—	—	—	3	—	3

Net income (loss) attributable to MUAH	$40	$121	$26	$29	$48	$(64)	$(58)	$142

Total assets, end of period	$33,008	$31,153	$4,364	$1,507	$5,585	$28,525	$(1,863)	$102,279

Note 14—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$709	$504	$74	$194	$89	$48	$(172)	$1,446
Noninterest income (expense)	166	106	40	79	107	(13)	(102)	383

Total revenue	875	610	114	273	196	35	(274)	1,829
Noninterest expense	675	209	31	177	55	235	(73)	1,309
(Reversal of) provision for loan losses	(8)	6	(7)	3	30	(12)	(19)	(7)

Income (loss) before income taxes and including noncontrolling interests	208	395	90	93	111	(188)	(182)	527
Income tax expense (benefit)	82	99	35	36	23	(92)	(71)	112

Net income (loss) including noncontrolling interests	126	296	55	57	88	(96)	(111)	415

Deduct: net loss from noncontrolling interests	—	—	—	—	—	9	—	9

Net income (loss) attributable to MUAH	$126	$296	$55	$57	$88	$(87)	$(111)	$424

Total assets, end of period	$36,417	$35,423	$4,916	$1,938	$6,199	$27,485	$(3,558)	$108,820

As of and for the Six Months Ended June 30, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$669	$423	$60	$206	$89	$31	$(153)	$1,325
Noninterest income (expense)	187	92	35	79	101	50	(92)	452

Total revenue	856	515	95	285	190	81	(245)	1,777
Noninterest expense	730	199	26	184	50	291	(65)	1,415
(Reversal of) provision for loan losses	(15)	30	2	(3)	4	(24)	—	(6)

Income (loss) before income taxes and including noncontrolling interests	141	286	67	104	136	(186)	(180)	368
Income tax expense (benefit)	56	69	26	41	36	(72)	(71)	85

Net income (loss) including noncontrolling interests	85	217	41	63	100	(114)	(109)	283

Deduct: net loss from noncontrolling interests	—	—	—	—	—	7	—	7

Net income (loss) attributable to MUAH	$85	$217	$41	$63	$100	$(107)	$(109)	$290

Total assets, end of period	$33,008	$31,153	$4,364	$1,507	$5,585	$28,525	$(1,863)	$102,279

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

  •
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act (see "Substantial competition could adversely affect us" in "Risk Factors" in Part I, Item 1A of our 2013 Form 10-K).

  •
  We may incur goodwill impairment losses in future periods. See "Critical Accounting Estimates-Annual Goodwill Impairment Analysis" in Part II, Item 7 of our 2013 Form 10-K.

  •
  We have been subject to increased FDIC deposit premiums relative to pre-2008 levels, although our assessment decreased in 2011 compared to 2010 and did not increase in 2012 or 2013, but in future years may be subject to further premium increases which could increase our costs. Refer to "Supervision and Regulation" in Part I,Item 1 of our 2013 Form 10-K for additional information regarding FDIC actions relating to deposit insurance assessments.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as "systemically significant" to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Various provisions of the law have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented by the federal banking agencies and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of MUAH and the Bank. The Dodd-Frank Act created the CFPB, which has direct supervision and examination authority over banks with more than $10 billion in assets, including the Bank. While the full effect of these provisions of the Dodd-Frank Act on the Bank cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, as well as increased interest expense on our demand deposits, some or all of which may be material.

        The Federal Reserve published proposed rules in December 2011 to implement the provisions of the Dodd-Frank Act regarding enhanced prudential standards for large bank holding companies like the Company and other systemically important firms. The proposed rules included new requirements relating to capital planning, liquidity risk management, counterparty credit exposure limits, overall risk management standards, stress testing, debt-to-equity limits, resolution planning and early remediation. In November 2012, the Federal Reserve issued final rules regarding stress testing requirements. The OCC also adopted similar rules for large national banks such as MUB. The stress testing rules govern the timing and type of stress testing activities required of large bank holding companies and banks as well as rules governing testing controls, oversight and disclosure requirements. In July 2014, the Federal Reserve and the OCC published proposed rules which would amend certain aspects of the capital plan and stress test rules, subject to a transition period, to adjust the timing of the annual stress testing cycle from January 5 to April 5 each year. Among other changes, the proposed amended rule would limit a bank holding company's ability to make capital distributions to the extent that its actual capital issuances are less than the amount indicated in its capital plan, measured on a quarterly basis.

        In December 2012, the Federal Reserve published proposed rules regarding enhanced prudential standards for large FBOs, such as MUFG and BTMU, operating in the U.S. which were similar in many respects to the December 2011 proposed rules for large U.S. bank holding companies.

        In February 2014, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and large FBOs operating in the U.S. The enhanced prudential standards final rule is part of an integrated set of rules promulgated by the Federal Reserve for both large BHCs and large FBOs operating in the U.S. These integrated rules include the Federal Reserve's resolution plan, capital plan, and stress testing rules, as well as the final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For larger domestic BHC's, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve's other rule-makings, as noted above and elsewhere in this section, but also imposes certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve's liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.

        The Federal Reserve delayed finalizing single counterparty credit limit requirements that had been proposed pending the Basel Committee's completion of its work on developing a large financial institution exposure framework, which was completed in April 2014. The Basel Committee's final large exposures framework includes a general limit applied to all of a bank's exposures to a single counterparty or group of connected counterparties (i.e., counterparties that are interdependent and likely to fail simultaneously), which is set at 25% of a bank's Tier 1 capital, and a stricter limit of 15% of Tier 1 capital that will apply to exposures between global systemically important banks. The Federal Reserve also delayed adopting proposed rules implementing the early remediation requirements under the Dodd-Frank Act, which remain under consideration.

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

        In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. operate in the U.S. through an intermediate holding company (IHC) structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, and foreign bank agencies are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHC's until 2018. However, larger BHCs, such as the Company, will become subject to enhanced prudential standards applicable to larger BHCs on January 1, 2015, whether or not they are also a subsidiary of an FBO, and those BHCs that are also FBO subsidiaries will remain subject to the BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules. The FBO rules allow an IHC, with the prior written approval of the Federal Reserve, to opt out of the "advanced approaches" rules of the Federal Reserve for calculating risk-weighted assets under the Federal Reserve's Basel III capital rules; an IHC which elects to opt out of the advanced approaches would calculate its risk-weighted assets under a "standardized" approach. MUAH has initiated discussions with the Federal Reserve to explore opting-out of the advanced approaches for the holding company only. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Management" in this Form 10-Q. MUFG, BTMU and the Company are analyzing the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, as well as preparing a required implementation plan by January 1, 2015. For additional information, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards" and "—Principal Federal Banking Laws-Dodd-Frank Act" in Part I, Item 1 of our 2013 Form 10-K.

        In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards" in Item 1 of Part I of our 2013 Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Capital Changes" in Item 7 of Part II of our 2013 Form 10-K. MUAH timely filed its annual capital plan under the Federal Reserve's Comprehensive Capital Analysis and Review ("CCAR") Program in January 2014. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2014, MUAH disclosed the results of its annual company-run capital stress test in accordance with regulatory requirements and was subsequently informed by the Federal Reserve that it did not object to the Company's capital plan. However, it has been reported that various other bank holding companies did receive objections to their CCAR submissions from the Federal Reserve, and there can be no assurance that MUAH will not receive such objections with respect to its future annual submissions under the CCAR Program. If the Federal Reserve were to object to a future CCAR submission by MUAH, this could have adverse consequences for our business prospects including limiting our ability to grow either organically or otherwise.

        In October 2013, the U.S. banking agencies requested comment on proposed rules that would implement the LCR, which is a quantitative liquidity standard included in the Basel III framework of the Basel Committee. The proposed rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution's LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a ratio. The comment period closed January 31, 2014, but a final rule has yet to be published.

        The LCR standard would apply to all internationally active banking organizations-generally, those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The proposal also would apply a less stringent, modified LCR to bank holding companies that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the proposed modified LCR rules, financial institutions would have to maintain, following a phase-in period, an LCR equal to at least 100 percent based on the entity's total projected net cash outflows over the next 21 calendar days, effectively using net outflow assumptions equal to 70 percent of the outflow assumptions prescribed for internationally active banking organizations.

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

        The Volcker Rule also prohibits banking entities from owning and sponsoring hedge funds and private equity funds, subject to certain exclusions. MUB sold the vast majority of its non-conforming private equity brand interests after the Volker Rule was proposed.

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

        We are presently evaluating the potential impact of the Volcker Rule on our business. We are analyzing the extent to which some of our collateralized loan obligations may need to be modified or divested by the end of the conformance period; we do not believe that any such divestiture would have a material impact on the Company. In April 2014, the Federal Reserve announced that it intends to grant banking entities two additional one-year extensions to conform their ownership interests in and sponsorship of certain collateralized loan obligations. These extensions would give banks until July 2017 to conform to the Act's requirements in this respect. We do expect our compliance costs to increase as a result of the rule. See "Supervision and Regulation" in Part I, Item 1 of our 2013 Form 10-K for additional information.

        The Dodd-Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the U.S. Commodities Futures Trading Commission, the SEC and the bank regulators). In addition, certain types of non-conforming swap transactions, such as commodity derivatives, may be required to be "pushed out" of the Bank into a separate non-bank affiliate.

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

        Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the government-sponsored entities Fannie Mae and Freddie Mac (GSEs) and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

        President Obama's proposed 2015 U.S. budget includes a "Financial Crisis Responsibility Fee" that would apply to banks with greater than $50 billion in assets. This fee would be effective January 1, 2016 and would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury's Troubled Asset Relief Program (TARP). On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on all institutions with greater than $50 billion in assets to fund the Office of Financial Research. As we have greater than $50 billion in assets, under the final rule we are subject to this fee at the MUFG level. In August 2013, the Federal Reserve issued a final rule to implement Section 318 of the Dodd-Frank Act which imposed a new supervisory assessment on all institutions with greater than $50 billion in assets, which is being assessed at the MUFG level, and is based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Therefore, our operating costs over time can be expected to increase due to these assessments, which are based, among other things, on the projected operating expenses of this new office and the aggregate assessable assets of the subject banks.

        Several cities in the United States (including Los Angeles and San Diego) have adopted so-called "responsible banking acts", and other cities are considering the adoption of similar ordinances. These city ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city's financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.

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

        Refer to "Supervision and Regulation" in Part I, Item 1 of our 2013 Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.

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

        Changes in federal rules have imposed new restrictions on banks' abilities to charge overdraft services and interchange fees on debit card transactions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud- prevention standards set by regulation. In July 2013, a Federal district court, in a case brought by a retailer trade association, held that this rule was not valid under the Dodd-Frank Act's standard that the fee be "reasonable and proportional" to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. The Federal Reserve appealed the decision, and the ruling was stayed. The district court's decision could have had the effect of leading to further restrictions on the fee revenues that banks receive from the business of debit card transactions. However, in March 2014, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling reversing the district court's ruling almost in its entirety. The appellate court concluded that the Federal Reserve had reasonably interpreted the statute to allow card issuers to recover certain costs that are incremental to costs incurred in the authorization, clearance and settlement of debit card transactions. The retailer trade association has taken actions to seek an appeal. Pending the effect of any further appeals or other proceedings in the litigation, the appellate court's decision will generally leave in place the Federal Reserve's new restrictions on charges for overdraft services and interchange fees on debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and MUB, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments. See "Supervision and Regulation-Other Federal Laws and Regulations Affecting Banks-Overdraft and Interchange Fees; Interest on Demand Deposits" in Item 1 of Part I of our 2013 Form 10-K for additional information.

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

        During the first quarter of 2014, in light of improving conditions in the U.S. labor markets, the Federal Reserve began to reduce the rate of its purchases of long-term U.S. Treasury and agency securities. The Federal Reserve indicated in June 2014 that it expects to further reduce and ultimately end its asset purchases by October 2014. However, the Federal Reserve has continued to indicate that it expects to maintain the current very low target range for the federal funds rate for a considerable period of time after its asset purchase program has ended. It is unclear when the Federal Reserve will begin and how rapidly the Federal Reserve will unwind its asset holdings. However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system. This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates.

         Company Factors

        Adverse economic factors affecting certain industries we serve could adversely affect our business

        We are subject to certain industry-specific economic factors. For example, a significant portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. Additionally, a continued or further downturn in the areas of the residential real estate and housing industries in California which have not experienced recovery, or renewed downturn in those which have, could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. Furthermore, California is facing a severe drought which may adversely affect commercial loan customers, particularly in the agricultural sector. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

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

        The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn which commenced in 2008. Lawmakers and regulators continue to take steps to protect residential mortgage borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. Included in these measures have been litigation by 49 state attorneys general against the largest mortgage servicers in the U.S., enhanced federal regulatory guidance regarding foreclosure practices and other matters and legislation at the state level, including in California. These increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.

        We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California also were especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs. Industry- specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

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

        Also, as part of BTMU's risk management processes, BTMU manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at MUAH. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of BTMU. We may wish to extend credit or furnish other banking services to the same customers as BTMU. Our ability to do so may be limited for various reasons, including BTMU's aggregate exposure and marketing policies.

        Certain of our directors' and officers' ownership interests in MUFG's common stock or service as a director or officer or other employee of both us and BTMU could create or appear to create potential conflicts of interest, especially since both we and BTMU compete in U.S. banking markets. As a result of the business integration initiative involving the operations in the United States and elsewhere in the Americas of MUAH, MUB, MUFG and BTMU, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Business Integration Initiative" in Part I, Item 2 of this Form 10-Q, a number of the executive officers of MUAH and MUB have also become executive officers of BTMU's U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and BTMU. While the corporate governance policies adopted by MUAH, MUB, MUFG and BTMU address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.

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

        In February 2014, the Boards and management bodies of MUAH and MUB, as well as BTMU and MUFG, approved a business integration initiative described in "Management's Discussion & Analysis of Financial Condition and Results of Operations—Executive Overview—Business Integration Initiative" in Part I, Item 2 of this form 10-Q. This integration initiative became effective July 1, 2014. While not a legal entity combination but an integration of operations and management, there are risks involved with this initiative, including regulatory and execution risks comparable to those of any business combination. As part of this integration initiative, ownership of the U.S. corporate customer list of BTMU was transferred from BTMU's U.S. business to the Bank, and BTMU and the Bank agreed to certain policies which generally contemplate that transactions entered into with BTMU's U.S. corporate customers will have the opportunity to be booked at the Bank, subject to its independent credit evaluation and other considerations, such as complying with underwriting considerations and lending limits, meeting financial return objectives, and other risk management and regulatory considerations. In addition, on July 1, 2014, approximately 2,300 BTMU U.S. employees became employees of the Bank, and BTMU and the Bank entered into a master services agreement under which the Bank will perform and make available various business, banking, financial and administrative support services and facilities for BTMU in connection with the operation and administration of BTMU's business in the U.S. (including at the BTMU U.S. branches). In consideration for these services, BTMU will pay to the Bank fee income, which will reflect market-based pricing in accordance with applicable regulatory requirements. Costs related to the services performed by the transferred employees will be recorded in salaries and benefits. The extent, if any, that this expectation is not fulfilled, could have a negative effect on the Bank's results of operations. These new customer relationships and new lines of business present significant opportunities for the Bank, but, as with any such major initiative, there are various risks and challenges to successfully implementing this initiative, including the possibility of customer reluctance to change their relationships from BTMU to the Bank, challenges in successfully integrating the personnel whose employment has moved from BTMU to the Bank, responses from competitors, generating sufficient business revenues and service fee income to offset increased operating costs at the Bank, and other risks and challenges. There can be no assurance that we can successfully manage these risks and challenges, and failure to do so could have a material adverse effect on our financial condition and results of operation.

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

         The challenging operating environment and current operational initiatives may strain our available resources

        There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors' similar initiatives, including the business integration initiative effective July 1, 2014, as described in "Management's Discussion & Analysis of Financial Condition and Results of Operations—Executive Overview—Business Integration Initiative" in Part I, Item 2 of this form 10-Q, adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.

        Negative public opinion could damage our reputation and adversely impact our business and revenues

        As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers' expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, social media, cyber-security breaches, or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of BTMU and MUFG and believe our business is not necessarily closely related to the global business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against, us or MUB, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. If we are not successful in managing the risks and challenges to implementing the business integration initiative effective July 1, 2014, as described in "Management's Discussion & Analysis of Financial Condition and Results of Operations—Executive Overview—Business Integration Initiative" in Part I, Item 2 of this form 10-Q, there could be negative reactions on the part of our customer base.

         Our framework for managing risks may not be effective in mitigating risk and loss to the Company

        Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and private equity risk, among others. Our framework to manage risk, including the framework's underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event. Implementation of the business integration initiative effective July 1, 2014, as described in "Management's Discussion & Analysis of Financial Condition and Results of Operations—Executive Overview—Business Integration Initiative" in Part I, Item 2 of this form 10-Q, could increase our risk management challenges in light of the new customer relationships and lines of business, among other reasons.

Item 6.   Exhibits

        A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 8, 2014	By:	/s/ KATSUMI HATAO Katsumi Hatao President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2014	By:	/s/ JOHN F. WOODS John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: August 8, 2014	By:	/s/ ROLLAND D. JURGENS Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

(1)
Filed herewith.
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