Form 10-Q
period 2014-09-30
MUFG Americas Holdings Corp
filed 2014-11-10
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-15081
MUFG Americas Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-1234979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Avenue of the Americas, New York, NY	10020
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2014: 136,330,831
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2013 Annual Report on Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2013 Annual Report on Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
This report includes forward-looking statements, which are subject to the ‘‘safe harbor’’ created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of MUFG Americas Holdings Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words ‘‘believe,’’ ‘‘expect,’’ ‘‘target,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘estimate,’’ ‘‘potential,’’ ‘‘project,’’ “forecast,” “outlook,” words of similar meaning, or future or conditional verbs such as ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘could,’’ ‘‘might,’’ or ‘‘may.’’ These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.
In this document and other reports to the SEC, for example, we make forward-looking statements, which discuss our expectations about:

•	Our business objectives, strategies and initiatives, organizational structure, business growth, competitive position and prospects, and the effect of competition on our business and strategies

•	Our assessment of significant factors and developments that have affected or may affect our results

•	Our assessment of economic conditions and trends, economic and credit cycles and their impact on our business

•	The economic outlook for the United States of America (U.S.) in general, West Coast states and global economies

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the following recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), changes to the deposit insurance assessment policies of the Federal Deposit Insurance Corporation (FDIC), the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the Basel Committee on Banking Supervision capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies and the effect of the foregoing on our business and expectations regarding compliance

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

•
Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of Mitsubishi UFJ Financial Group, Inc. (MUFG) on our state tax obligations and of expected tax credits or benefits

•
Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisitions of Pacific Capital Bancorp, PB Capital Corporation’s institutional commercial real estate lending portfolio, First Bank Association Bank Services, Smartstreet and our April 2010 FDIC-assisted acquisitions

•
Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, or otherwise restructure, reorganize or change our business mix, and their timing and impact on our business

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from or must pay to the FDIC under loss share agreements

•	The impact of changes in our credit rating including from a recent change by one rating agency placing our Company on review for downgrade

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•
The relationship between our business and that of The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BTMU) and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•	Threats to the banking sector and our business due to cybersecurity issues and attacks on financial institutions and other businesses, such as large retailers

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	Challenges associated with our business integration initiative with our parent company, BTMU, effective July 1, 2014

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of the drought being experienced in California on its economy

•	Descriptions of assumptions underlying or relating to any of the foregoing
Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” of our 2013 Annual Report on Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2014	September 30, 2013	Percent Change	September 30, 2014	September 30, 2013	Percent Change
Results of operations:
Net interest income	$707	$685	3%	$2,153	$2,010	7%
Noninterest income	388	234	66	771	686	12
Total revenue	1,095	919	19	2,924	2,696	8
Noninterest expense	805	689	17	2,114	2,104	—
Pre-tax, pre-provision income(1)	290	230	26	810	592	37
(Reversal of) provision for loan losses	(18)	(16)	(13)	(25)	(22)	(14)
Income before income taxes and including noncontrolling interests	308	246	25	835	614	36
Income tax expense	67	55	22	179	140	28
Net income including noncontrolling interests	241	191	26	656	474	38
Deduct: Net loss from noncontrolling interests	5	7	(29)	14	14	—
Net income attributable to MUAH	$246	$198	24	$670	$488	37
Balance sheet (period average):
Total assets	$109,739	$101,534	8%	$108,039	$98,984	9%
Total securities	22,592	22,909	(1)	22,689	22,643	—
Total loans held for investment	73,353	66,608	10	71,264	63,633	12
Earning assets	98,933	92,035	7	97,486	89,479	9
Total deposits	82,239	77,434	6	81,298	75,692	7
MUAH stockholder's equity	14,969	12,210	23	14,675	12,463	18
Performance ratios:
Return on average assets(2)	0.90%	0.78%		0.83%	0.66%
Return on average MUAH stockholder's equity(2)	6.57	6.50		6.08	5.23
Efficiency ratio(3)	73.51	75.01		72.29	78.03
Adjusted efficiency ratio(4)	63.42	67.21		63.74	68.10
Net interest margin(2)(5)	2.87	2.99		2.97	3.02
Net loans charged-off (recovered) to average total loans held for investment(2)	0.06	(0.01)		0.02	0.04
Net loans charged-off to average total loans held for investment, excluding purchased credit-impaired loans and FDIC covered other real estate owned (OREO)(2)(9)	0.07	0.01		0.02	0.05

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	September 30, 2014	December 31, 2013	Percent Change
Balance sheet (end of period):
Total assets	$110,879	$105,894	5%
Total securities	22,522	22,326	1
Total loans held for investment	74,635	68,312	9
Nonperforming assets	428	499	(14)
Core deposits(6)	73,608	69,155	6
Total deposits	82,356	80,101	3
Long-term debt	6,984	6,547	7
MUAH stockholder's equity	15,051	14,215	6
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.71%	0.83%
Allowance for loan losses to nonaccrual loans(7)	131.28	128.42
Allowance for credit losses to total loans held for investment(8)	0.92	1.02
Allowance for credit losses to nonaccrual loans(8)	171.42	158.30
Nonperforming assets to total loans held for investment and OREO	0.57	0.74
Nonperforming assets to total assets	0.39	0.48
Nonaccrual loans to total loans held for investment	0.54	0.65
Credit ratios, excluding purchased credit-impaired loans and FDIC covered OREO(9):
Allowance for loan losses to total loans held for investment(7)	0.71%	0.84%
Allowance for loan losses to nonaccrual loans(7)	134.80	132.82
Allowance for credit losses to total loans held for investment(8)	0.93	1.04
Allowance for credit losses to nonaccrual loans(8)	176.28	163.78
Nonperforming assets to total loans held for investment and OREO	0.54	0.66
Nonperforming assets to total assets	0.36	0.43
Nonaccrual loans to total loans held for investment	0.53	0.63
Capital ratios:
Common Equity Tier 1 risk-based capital ratio(10)	12.66%	n/a
Tier 1 common capital ratio(11)	n/a	12.34%
Tier 1 risk-based capital ratio(10)	12.70	12.41
Total risk-based capital ratio(10)	14.60	14.61
Tier 1 leverage ratio(10)	11.43	11.27
Tangible common equity ratio(12)	10.79	10.54
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(13)	11.93	11.14

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

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

(4)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, (reversal of) provision for losses on unfunded credit commitments, certain costs related to productivity initiatives, low income housing credit (LIHC) investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, gains from productivity initiatives related to the sale of certain business units and premises, accretion related to privatization-related fair value adjustments, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income and Noninterest Expense" of this Form 10-Q for further information.

(5)	Net interest margin is presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(6)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(7)	The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.

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

(10)
The capital ratios displayed as of September 30, 2014 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. The capital ratios as of December 31, 2013 are calculated under Basel I rules.

(11)
The Tier 1 common capital ratio, calculated under Basel I rules, is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-Q for further information.

(12)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-Q for further information.

(13)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the periods in which the ratio is disclosed.  Management reviews this ratio, which includes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

n/a	not applicable.

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2013 (2013 Form 10‑K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2014 in this Form 10‑Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10‑Q, terms such as “the Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB or the Bank). We are a wholly-owned subsidiary of The Bank of Tokyo - Mitsubishi UFJ, Ltd. (BTMU) which is a wholly-owned subsidiary of Mitsubishi UFJ Financial Group, Inc. (MUFG). Prior to July 1, 2014, MUFG Americas Holdings Corporation was named UnionBanCal Corporation and MUFG Union Bank, N.A. was named Union Bank, N.A.
We service Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $110.9 billion at September 30, 2014.
The Company’s leadership is bicoastal with Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking leaders on the West Coast. Corporate Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.
In the fourth quarter of 2013, we completed the acquisition of First Bank Association Bank Services, a unit of First Bank, which provides a full range of banking services to homeowners associations and community management companies. We acquired approximately $570 million in deposits in this transaction.
In the second quarter of 2013, we completed the purchase of PB Capital Corporation’s (PB Capital) $3.5 billion institutional commercial real estate (CRE) lending portfolio. The acquisition expanded our CRE presence in the U.S., and provided geographic and asset class diversification.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2014 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees, and fees from affiliates. In the third quarter of 2014, revenue was comprised of 65 percent net interest income and 35 percent noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.
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
Performance Highlights
In the third quarter of 2014, net income attributable to MUAH was $246 million, compared with $198 million in the third quarter of 2013. Net interest income was $707 million in the third quarter of 2014, compared with $685 million in the third quarter of 2013. The increase in net interest income was substantially due to loan growth. In the third quarter of 2014, noninterest income increased $154 million, or 66 percent, and noninterest expense increased $116 million, or 17 percent. The increases in noninterest income and noninterest expense were largely due to fees from affiliates and increased employee costs resulting from the business integration initiative discussed below.
Continued discipline in underwriting standards produced another solid quarter of strong credit quality with low nonperforming assets and charge-offs. Total nonperforming assets were $428 million and $499 million as of September 30, 2014 and December 31, 2013, respectively. Net charge-offs were $12 million for the third quarter of 2014 compared with net recoveries of $1 million for the third quarter of 2013. For the quarter ended September 30, 2014, the provision for credit losses was $1 million compared with a provision reversal of $15 million for the quarter ended September 30, 2013.
Capital Ratios
The Common Equity Tier 1, Tier 1 and Total risk-based capital ratios, calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules, were 12.66 percent, 12.70 percent and 14.60 percent, respectively, at September 30, 2014. The tangible common equity ratio was 10.79 percent at September 30, 2014.
Business Integration Initiative
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business and support activities. As a result of this initiative, all of BTMU's banking activities in the Americas are managed by employees of the Bank, which includes the addition of approximately 2,300 U.S. employees formerly employed by BTMU. This initiative also included the transfer of ownership of BTMU’s U.S. corporate customer list to the Bank. BTMU and the Bank agreed to certain policies, which generally contemplate that transactions entered into with BTMU’s U.S. corporate customers will have the opportunity to be booked at the Bank, subject to its independent credit evaluation and other considerations, such as complying with underwriting standards and lending limits, meeting financial return objectives, and other risk management and regulatory considerations. BTMU’s New York, Chicago and Los Angeles branches continue to record transactions and maintain relationships with BTMU’s customers not on the aforementioned customer list but supported by the consolidated workforce at the Bank. The BTMU branches also retain their functions and current roles in the foreign exchange and settlement businesses, and continue to provide services to Japanese customers. The operation of BTMU’s businesses in the Americas located outside of the U.S. (in Latin America and Canada) remains unchanged, but under the oversight of the Company.

As a result of this initiative, the Bank and BTMU entered into a master services agreement , which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU’s businesses in the U.S. (including BTMU’s U.S. branches). In consideration for the Services, BTMU pays to the Bank fee income, which reflects market-based pricing. Costs related to the Services performed by the transferred employees are primarily reflected in salaries and employee benefits expense. While this initiative had the effect of increasing noninterest income and noninterest expense, it did not have a significant impact on the Company's net income during the third quarter of 2014. For additional information, see “Noninterest Income and Noninterest Expense” in this Form 10-Q.

Through this business integration, MUFG, BTMU, and the Company aim to deliver enhanced products and services, strengthened U.S. dollar funding capabilities, and an advanced governance and risk management structure, which should also facilitate compliance with the Federal Reserve’s recently released enhanced prudential standards for foreign banking organizations operating in the U.S. For additional information, see “Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act” in Part I, Item 1. of our 2013 Form 10-K.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	September 30, 2014			September 30, 2013

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,746	$220	3.39%	$22,930	$192	3.32%
Commercial mortgage	13,643	122	3.57	12,936	117	3.62
Construction	1,336	10	3.12	827	7	3.30
Lease financing	811	12	5.69	973	12	4.92
Residential mortgage	27,967	250	3.58	24,157	225	3.72
Home equity and other consumer loans	3,164	32	4.08	3,384	33	3.87
Loans, before purchased credit-impaired loans	72,667	646	3.54	65,207	586	3.58
Purchased credit-impaired loans	686	48	27.70	1,401	82	23.46
Total loans held for investment	73,353	694	3.77	66,608	668	4.00
Securities	22,592	117	2.08	22,909	122	2.12
Interest bearing deposits in banks	2,380	2	0.26	2,050	1	0.25
Federal funds sold and securities purchased under resale agreements	106	—	—	101	—	0.13
Trading account assets	164	—	0.66	134	1	0.43
Other earning assets	338	1	0.73	233	—	0.97
Total earning assets	98,933	814	3.28	92,035	792	3.43
Allowance for loan losses	(566)			(633)
Cash and due from banks	1,597			1,315
Premises and equipment, net	626			694
Other assets	9,149			8,123
Total assets	$109,739			$101,534
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$39,128	$33	0.34	$34,912	$31	0.36
Savings	5,574	2	0.08	5,633	2	0.13
Time	9,766	23	0.96	12,017	30	0.98
Total interest bearing deposits	54,468	58	0.42	52,562	63	0.47
Commercial paper and other short-term borrowings(4)	2,820	1	0.17	3,376	2	0.20
Long-term debt	6,994	42	2.38	6,135	38	2.47
Total borrowed funds	9,814	43	1.75	9,511	40	1.66
Total interest-bearing liabilities	64,282	101	0.63	62,073	103	0.66
Noninterest bearing deposits	27,771			24,872
Other liabilities	2,474			2,110
Total liabilities	94,527			89,055
Equity
MUAH stockholder's equity	14,969			12,210
Noncontrolling interests	243			269
Total equity	15,212			12,479
Total liabilities and equity	$109,739			$101,534

Net interest income/spread (taxable-equivalent basis)		713	2.65%		689	2.77%
Impact of noninterest bearing deposits			0.19			0.19
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.87			2.99
Less: taxable-equivalent adjustment		6			4
Net interest income		$707			$685

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$24,708	$620	3.36%	$21,996	$554	3.37%
Commercial mortgage	13,469	365	3.61	11,573	330	3.81
Construction	1,154	28	3.30	760	22	3.84
Lease financing	833	37	5.95	1,030	28	3.61
Residential mortgage	27,014	735	3.63	23,485	667	3.79
Home equity and other consumer loans	3,196	96	4.04	3,495	100	3.85
Loans, before purchased credit-impaired loans	70,374	1,881	3.57	62,339	1,701	3.64
Purchased credit-impaired loans	890	229	34.27	1,294	245	25.30
Total loans held for investment	71,264	2,110	3.95	63,633	1,946	4.08
Securities	22,689	357	2.10	22,643	365	2.15
Interest bearing deposits in banks	2,934	6	0.25	2,671	5	0.25
Federal funds sold and securities purchased under resale agreements	113	—	0.06	131	—	0.17
Trading account assets	208	3	1.80	149	1	0.36
Other earning assets	278	2	0.95	252	1	0.62
Total earning assets	97,486	2,478	3.39	89,479	2,318	3.46
Allowance for loan losses	(568)			(642)
Cash and due from banks	1,512			1,356
Premises and equipment, net	638			701
Other assets	8,971			8,090
Total assets	$108,039			$98,984
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,097	$104	0.37	$32,983	$79	0.32
Savings	5,579	4	0.09	5,717	6	0.13
Time	10,575	73	0.93	12,346	99	1.07
Total interest bearing deposits	54,251	181	0.45	51,046	184	0.48
Commercial paper and other short-term borrowings(4)	2,658	4	0.19	2,814	4	0.19
Long-term debt	6,822	124	2.42	5,629	109	2.57
Total borrowed funds	9,480	128	1.79	8,443	113	1.78
Total interest bearing liabilities	63,731	309	0.65	59,489	297	0.67
Noninterest bearing deposits	27,047			24,646
Other liabilities	2,337			2,118
Total liabilities	93,115			86,253
Equity
MUAH stockholder's equity	14,675			12,463
Noncontrolling interests	249			268
Total equity	14,924			12,731
Total liabilities and equity	$108,039			$98,984

Net interest income/spread (taxable-equivalent basis)		2,169	2.74%		2,021	2.79%
Impact of noninterest bearing deposits			0.19			0.20
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			2.97			3.02
Less: taxable-equivalent adjustment		16			11
Net interest income		$2,153			$2,010

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

Net interest income for the third quarter of 2014 increased $22 million compared with the third quarter of 2013. The increase in net interest income was substantially due to growth in loans held for investment. Average loans held for investment before PCI loans increased $7.5 billion during the quarter ended September 30, 2014, compared with the quarter ended September 30, 2013, due to organic growth in core customer segments within our commercial and industrial and residential mortgage portfolios. The increase in net interest income from the loan growth described above was partially offset by lower average balances from our higher yielding PCI loan portfolio, which drove a net 12 basis point decrease in the net interest margin.
Average interest-bearing deposits increased $1.9 billion, and average non-interest bearing deposits increased $2.9 billion, in the third quarter of 2014 compared with the third quarter of 2013, substantially due to core deposit growth including certain large escrow deposits.
Noninterest Income and Noninterest Expense
In accordance with the market-based pricing terms of the Services related to the business integration initiative, the Company recorded $151 million in fee income during the quarter ended September 30, 2014, including $94 million related to support services provided by the Company to BTMU. Substantially offsetting the fee income was $88 million, primarily in salaries and employee benefits expense, related to these support services. The remaining fee income was recognized through revenue sharing agreements with BTMU, which was primarily offset by associated costs recorded in noninterest expense.
The following tables detail our noninterest income and noninterest expense for the three and nine months ended September 30, 2014 and 2013:
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2014	September 30, 2013			September 30, 2014	September 30, 2013
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$52	$53	$(1)	(2)%	$153	$158	$(5)	(3)%
Trust and investment management fees	26	34	(8)	(24)	78	107	(29)	(27)
Trading account activities	33	15	18	120	63	41	22	54
Securities gains, net	13	47	(34)	(72)	16	170	(154)	(91)
Credit facility fees	30	31	(1)	(3)	89	83	6	7
Merchant banking fees	38	29	9	31	89	68	21	31
Brokerage commissions and fees	14	12	2	17	40	34	6	18
Card processing fees, net	8	8	—	—	25	26	(1)	(4)
Fees from affiliates(1)	151	—	151	nm	151	—	151	nm
Other investment income	11	7	4	57	30	19	11	58
Other, net	12	(2)	14	nm	37	(20)	57	285
Total noninterest income	$388	$234	$154	66%	$771	$686	$85	12%

(1)	Fees from affiliates represents income resulting from the July 1, 2014 business integration initiative.

nm	not meaningful
Noninterest income in the third quarter of 2014 was $388 million, compared with $234 million in the third quarter of 2013. In addition to the effects from our business integration initiative, trading account income increased due to an enhancement in the methodology used to measure counterparty credit quality and the Company's creditworthiness in the estimation of fair values on assets and liabilities held for trading purposes. Lower FDIC indemnification asset amortization expense during the third quarter of 2014 resulted in an increase in Other noninterest income. Noninterest income for the nine months ended September 30, 2014 increased to $771 million from $686 million in the same period in 2013. The increase was substantially due to fees from affiliates resulting from the business integration initiative, lower FDIC indemnification asset amortization expense, higher trading account income and higher merchant banking fees. This increase was largely offset by decreases in gains on sale of securities and lower trust and investment management income. Trust and investment management income decreased largely due to the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds completed in the third quarter of 2013.

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2014	September 30, 2013			September 30, 2014	September 30, 2013
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$423	$310	$113	36%	$1,042	$946	$96	10%
Employee benefits	69	81	(12)	(15)	216	279	(63)	(23)
Salaries and employee benefits	492	391	101	26	1,258	1,225	33	3
Net occupancy and equipment	74	77	(3)	(4)	220	236	(16)	(7)
Professional and outside services	66	66	—	—	184	186	(2)	(1)
Intangible asset amortization	13	16	(3)	(19)	39	49	(10)	(20)
Regulatory assessments	13	20	(7)	(35)	44	60	(16)	(27)
(Reversal of) provision for losses on unfunded credit commitments	19	1	18	nm	32	14	18	129
Software	26	20	6	30	68	60	8	13
Low income housing credit investment amortization	25	17	8	47	65	52	13	25
Advertising and public relations	12	15	(3)	(20)	28	46	(18)	(39)
Communications	9	11	(2)	(18)	30	33	(3)	(9)
Data processing	8	8	—	—	24	29	(5)	(17)
Other	48	47	1	2	122	114	8	7
Total noninterest expense	$805	$689	$116	17%	$2,114	$2,104	$10	—%

nm	not meaningful
Noninterest expense was $805 million in the third quarter of 2014 compared with $689 million in the third quarter of 2013 and $2.1 billion for the nine months ended September 30, 2014 and 2013. Salaries and employee benefits increased in both the three and nine months ended September 30, 2014 compared to the same periods in the prior year primarily due to increased employee costs as a result of our business integration initiative as discussed above, partially offset by lower pension expense, including the impact of pension plan amendments in April 2014.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our regular and ongoing business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Noninterest Expense	$805	$689	$2,114	$2,104
Less: Staff costs associated with fees from affiliates - support services	88	—	88	—
Less: Foreclosed asset expense and other credit costs	(1)	(2)	(1)	(6)
Less: (Reversal of) provision for losses on off-balance sheet commitments	19	1	32	14
Less: Productivity initiative costs	6	14	11	31
Less: LIHC investment amortization expense	25	17	65	52
Less: Expenses of the LIHC consolidated variable interest entities (VIEs)	8	11	23	23
Less: Merger and business integration costs	22	25	64	109
Less: Net adjustments related to privatization transaction	11	13	31	41
Less: Intangible asset amortization	3	3	10	10
Net noninterest expense, as adjusted (a)	$624	$607	$1,791	$1,830
Total Revenue	$1,095	$919	$2,924	$2,696
Add: Net interest income taxable-equivalent adjustment	6	4	16	11
Less: Fees from affiliates - support services	94	—	94	—
Less: Productivity initiative gains	—	11	—	11
Less: Accretion related to privatization-related fair value adjustments	4	8	20	16
Less: Other credit costs	17	1	18	(6)
Total revenue, as adjusted (b)	$986	$903	$2,808	$2,686
Adjusted efficiency ratio (a)/(b)	63.42%	67.21%	63.74%	68.10%
Income Tax Expense
The effective income tax rate was 22 percent in the third quarter of both 2014 and 2013. The effective income tax rate was 21 percent in the nine-month period ended September 30, 2014, compared with 23 percent for the nine-month period ended September 30, 2013. The overall decrease in the effective tax rate for the nine-month period ended September 30, 2014 was primarily driven by discrete tax benefits totaling $9 million for the current year-to-date period.
For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A. and Note 18 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.
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

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	September 30, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$26,429	$23,528	$2,901	12%
Commercial mortgage	13,766	13,092	674	5
Construction	1,436	905	531	59
Lease financing	811	854	(43)	(5)
Total commercial portfolio	42,442	38,379	4,063	11
Residential mortgage	28,425	25,547	2,878	11
Home equity and other consumer loans	3,141	3,280	(139)	(4)
Total consumer portfolio	31,566	28,827	2,739	10
Total loans held for investment, before purchased credit-impaired loans	74,008	67,206	6,802	10
Purchased credit-impaired loans	627	1,106	(479)	(43)
Total loans held for investment	$74,635	$68,312	$6,323	9%
Loans held for investment increased from December 31, 2013 to September 30, 2014 primarily due to organic growth in the commercial and industrial and residential mortgage portfolios.
Cross-Border Outstandings
Our cross‑border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.6 billion and $1.4 billion at September 30, 2014 and December 31, 2013, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.
As of September 30, 2014, our sovereign and non-sovereign debt exposure to European countries was not material.

Deposits
The table below presents our deposits as of September 30, 2014 and December 31, 2013.

			Increase (Decrease)
	September 30, 2014	December 31, 2013
(Dollars in millions)			Amount	Percent
Interest checking	$6,163	$3,978	$2,185	55%
Money market	32,875	32,639	236	1
Total interest bearing transaction and money market accounts	39,038	36,617	2,421	7
Savings	5,549	5,495	54	1
Time	9,093	11,494	(2,401)	(21)
Total interest bearing deposits	53,680	53,606	74	—
Noninterest bearing deposits	28,676	26,495	2,181	8
Total deposits	$82,356	$80,101	$2,255	3%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,676	$3,109	$(433)	(14)%
Time	2,946	3,384	(438)	(13)
Total brokered deposits	$5,622	$6,493	$(871)	(13)%
Core Deposits:
Total deposits	$82,356	$80,101	$2,255	3%
Less: Total brokered deposits	5,622	6,493	(871)	(13)
Less: Total foreign deposits and non-brokered domestic time deposits of over $250,000	3,126	4,453	(1,327)	(30)
Total core deposits	$73,608	$69,155	$4,453	6%
Total deposits and core deposits increased $2.3 billion and $4.5 billion, respectively, from December 31, 2013 to September 30, 2014, substantially due to certain large escrow deposits and overall deposit growth. Core deposits as a percentage of total deposits were 89 percent at September 30, 2014 and 86 percent at December 31, 2013.
Capital Management
Both the Company and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2014, management believes the capital ratios of the Company and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve’s Comprehensive Capital Analysis and Review (CCAR) program in January 2014. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2014, the Company disclosed the results of its annual company-run capital stress test in accordance with regulatory requirements and was subsequently informed by the Federal Reserve that it did not object to the Company’s capital plan.
The Company and MUB are required to maintain minimum capital ratios in accordance with rules issued by the U.S. Federal banking agencies. In July 2013, the U.S. Federal banking agencies issued final rules to implement the Basel Committee on Banking Supervision capital guidelines for U.S. banking organizations (U.S. Basel III). These rules supersede the U.S. federal banking agencies’ general risk-based capital rules (commonly known as “Basel I”), advanced approaches rules (commonly known as “Basel II”) that are applicable to certain large banking organizations, and leverage rules, and are subject to certain transition provisions.
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
The following tables summarize the calculation of MUAH’s and MUB’s risk-based capital ratios as of September 30, 2014 in accordance with the transition guidelines set forth in the U.S. Basel III rules. Risk‑based capital, risk-weighted assets, and risk-based capital ratios as of December 31, 2013 were calculated in accordance with the Basel I rules.
MUFG Americas Holdings Corporation

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	September 30, 2014	December 31, 2013
Capital Components
Common Equity Tier 1 capital	$12,189	n/a
Tier 1 capital	12,219	$11,471
Tier 2 capital	1,832	2,028
Total risk-based capital	$14,051	$13,499
Risk-weighted assets	$96,239	$92,410
Average total assets for leverage capital purposes	$106,874	$101,813

	U.S. Basel III		U.S. Basel I		Minimum Regulatory Requirement
(Dollars in millions)	September 30, 2014		December 31, 2013		September 30, 2014
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,189	12.66%	n/a	n/a	≥	$3,850	4.0%
Tier 1 capital (to risk-weighted assets)	12,219	12.70	$11,471	12.41%	≥	5,293	5.5
Total capital (to risk-weighted assets)	14,051	14.60	13,499	14.61	≥	7,699	8.0
Tier 1 leverage(1)	12,219	11.43	11,471	11.27	≥	4,275	4.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

MUFG Union Bank, N.A.

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	September 30, 2014	December 31, 2013
Capital Components
Common Equity Tier 1 capital	$11,987	n/a
Tier 1 capital	11,987	$11,274
Tier 2 capital	1,570	1,716
Total risk-based capital	$13,557	$12,990
Risk-weighted assets	$91,566	$87,129
Average total assets for leverage capital purposes	$106,278	$101,269

	U.S. Basel III		U.S. Basel I		Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2014		December 31, 2013		September 30, 2014
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$11,987	13.09%	n/a	n/a	≥	$3,663	4.0%	≥	n/a	n/a
Tier 1 capital (to risk-weighted assets)	11,987	13.09	$11,274	12.94%	≥	5,036	5.5	≥	$5,494	6.0%
Total capital (to risk-weighted assets)	13,557	14.81	12,990	14.91	≥	7,325	8.0	≥	9,157	10.0
Tier 1 leverage(1)	11,987	11.28	11,274	11.13	≥	4,251	4.0	≥	5,314	5.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at September 30, 2014. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.
The following tables summarize the calculation of our tangible common equity and Tier 1 common capital ratios as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
(Dollars in millions)
Total MUAH stockholder's equity	$15,051	$14,215
Goodwill	(3,227)	(3,228)
Intangible assets, except mortgage servicing rights (MSRs)	(249)	(288)
Deferred tax liabilities related to goodwill and intangible assets	20	105
Tangible common equity (a)	$11,595	$10,804
Total assets	$110,879	$105,894
Goodwill	(3,227)	(3,228)
Intangible assets, except MSRs	(249)	(288)
Deferred tax liabilities related to goodwill and intangible assets	20	105
Tangible assets (b)	$107,423	$102,483
Tangible common equity ratio (a)/(b)	10.79%	10.54%

(Dollars in millions)	December 31, 2013
Tier 1 capital under Basel I	$11,471
Junior subordinated debt payable to trusts	(66)
Tier 1 common equity (a)	11,405
Risk-weighted assets under Basel I (b)	$92,410
Tier 1 common capital ratio (a)/(b)	12.34%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at September 30, 2014 and December 31, 2013 was estimated to be 11.93 percent and 11.14 percent, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both September 30, 2014 and December 31, 2013.

The following tables summarize the calculation of our Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of September 30, 2014 and December 31, 2013:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
September 30, 2014
(Dollars in millions)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$12,189
Adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in):
Accumulated other comprehensive loss related to securities, pension and other benefits	(388)
Other	(122)
Total adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in)	(510)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$11,679

Risk-weighted assets under U.S. Basel III (transitional)	$96,239
Adjustments from U.S. Basel III (transitional) to U.S. Basel III (standardized approach; fully phased-in)	1,679
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$97,918

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	11.93%

(1)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which includes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

December 31, 2013
(Dollars in millions)	(Estimated)
Tier 1 capital under Basel I	$11,471
Junior subordinated debt payable to trusts	(66)
Basel I Tier 1 common capital	11,405
Adjustments from Basel I to U.S. Basel III:
Accumulated other comprehensive loss related to securities available for sale, pension and other benefits	(522)
Other	(95)
Total adjustments from Basel I to U.S. Basel III	(617)
Common Equity Tier 1 capital estimated under U.S. Basel III (a)	$10,788

Risk-weighted assets under Basel I	$92,410
Adjustments from Basel I to U.S. Basel III	4,444
Total risk-weighted assets, estimated under U.S. Basel III (b)	$96,854

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	11.14%

(1)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which includes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

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

Credit Risk Management
One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to the section “Credit Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10‑K.

Allowance for Credit Losses
Allowance Policy and Methodology
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in the section “Allowance for Credit Losses” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10‑K. For additional information regarding our allowance for loan losses, refer to Note 4 of our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.

Allowance and Related Provision for Credit Losses
The allowance for loan losses decreased $39 million to $529 million as of September 30, 2014, compared with $568 million at December 31, 2013. This decrease was due to improving credit quality in our commercial portfolio, which was partially offset by an extension of the loss emergence period observed within the commercial loan portfolio. The unallocated allowance was $20 million at September 30, 2014, compared with $77 million at December 31, 2013. This decrease primarily resulted from refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses.

Our ratio of nonaccrual loans to total loans held for investment was 0.54 percent at September 30, 2014 and 0.65 percent at December 31, 2013. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.71 percent at September 30, 2014 from 0.83 percent at December 31, 2013. Annualized net loans charged-off to average total loans held for investment was 0.06 percent for the quarter ended September 30, 2014, compared with an annualized net loans recovered to average total loans held for investment of 0.01 percent for the quarter ended September 30, 2013. Criticized credits in the commercial segment were $1.2 billion at September 30, 2014 and $1.3 billion at December 31, 2013. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$559	$625	$568	$653
(Reversal of) provision for loan losses, excluding purchased credit-impaired loans	(18)	(16)	(27)	(22)
(Reversal of) provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	2	—
Increase/(Decrease) in allowance covered by FDIC indemnification	—	(2)	—	(2)
Other	—	—	(1)	—
Loans charged-off:
Commercial and industrial	(15)	(6)	(26)	(18)
Commercial mortgage	—	(2)	(3)	(5)
Construction	—	(1)	—	(1)
Total commercial portfolio	(15)	(9)	(29)	(24)
Residential mortgage	—	(2)	(3)	(12)
Home equity and other consumer loans	(2)	(2)	(6)	(13)
Total consumer portfolio	(2)	(4)	(9)	(25)
Purchased credit-impaired loans	(1)	—	(1)	(3)
Total loans charged-off	(18)	(13)	(39)	(52)
Recoveries of loans previously charged-off:
Commercial and industrial	3	5	17	15
Commercial mortgage	2	4	3	6
Construction	—	1	3	1
Total commercial portfolio	5	10	23	22
Home equity and other consumer loans	—	2	2	4
Total consumer portfolio	—	2	2	4
Purchased credit-impaired loans	1	2	1	5
Total recoveries of loans previously charged-off	6	14	26	31
Net loans recovered (charged-off)	(12)	1	(13)	(21)
Ending balance of allowance for loan losses	$529	$608	$529	$608
Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$526	$607	$526	$607
Allowance for loan losses on purchased credit-impaired loans	3	1	3	1
Total allowance for loan losses	529	608	529	608
Allowance for losses on unfunded credit commitments	162	131	162	131
Total allowance for credit losses	$691	$739	$691	$739
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.

The following table sets forth an analysis of nonperforming assets:

	September 30, 2014	December 31, 2013	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Commercial and industrial	$71	$44	$27	61%
Commercial mortgage	34	51	(17)	(33)
Total commercial portfolio	105	95	10	11
Residential mortgage	239	286	(47)	(16)
Home equity and other consumer loans	46	46	—	—
Total consumer portfolio	285	332	(47)	(14)
Total nonaccrual loans, before purchased credit-impaired loans	390	427	(37)	(9)
Purchased credit-impaired loans	13	15	(2)	(13)
Total nonaccrual loans	403	442	(39)	(9)
OREO, before FDIC covered OREO	12	20	(8)	(40)
FDIC covered OREO	13	37	(24)	(65)
Total nonperforming assets	$428	$499	$(71)	(14)%
Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$402	$447	$(45)	(10)%
Troubled debt restructurings:
Accruing	$300	$367	$(67)	(18)%
Nonaccruing (included in total nonaccrual loans above)	$189	$225	$(36)	(16)%
Total troubled debt restructurings	$489	$592	$(103)	(17)%
Troubled Debt Restructurings
TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers or changes, and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2014 and December 31, 2013. Refer to Note 4 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Commercial and industrial	$125	$212	0.47%	0.90%
Commercial mortgage	26	38	0.19	0.29
Total commercial portfolio	151	250	0.36	0.65
Residential mortgage	306	315	1.08	1.23
Home equity and other consumer loans	30	24	0.97	0.73
Total consumer portfolio	336	339	1.07	1.18
Total restructured loans, excluding purchased credit-impaired loans(1)	$487	$589	0.66%	0.88%

(1)	Amounts exclude $2 million and $3 million of TDRs covered by FDIC loss share agreements at September 30, 2014 and December 31, 2013, respectively.

Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $4 million and $5 million at September 30, 2014 and December 31, 2013, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $65 million and $124 million at September 30, 2014 and December 31, 2013, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, oil and gas, manufacturing, finance and insurance services, wholesale trade, real estate and leasing, and communications. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10 percent of our total loans held for investment at either September 30, 2014 or December 31, 2013.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2014, 44 percent of the Company’s construction loan portfolio was domiciled in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2014, 68 percent of the Company’s commercial mortgage loans were made to borrowers located in California, 5 percent to borrowers in New York, and 7 percent to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At September 30, 2014, payment terms on 46 percent of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average loan-to-value (LTV) ratios of approximately 66 percent. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 32 percent and 33 percent of these home equity loans and lines were supported by first liens on residential properties at September 30, 2014 and December 31, 2013, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 4 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed Fair Isaac Corporation (FICO) scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2013.
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
The Risk & Capital Committee (RCC), composed of selected senior officers of the Company, strives, among other things, to ensure that the Company has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Company, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities, wholesale funding and trading activities.
The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The Company's Investment Banking and Markets segment is responsible for managing price risk through it's trading activities. The Market Risk Management (MRM) unit is responsible for the monitoring of market risk and functions independently of all operating and management units.
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

(Dollars in millions)	September 30, 2014	December 31, 2013
Effect on net interest income:
Increase 200 basis points	$116.1	$153.3
as a percentage of base case net interest income	4.19%	5.63%
Decrease 100 basis points	$(53.9)	$(62.8)
as a percentage of base case net interest income	(1.95)%	(2.31)%

An increase in rates increases net interest income. During the third quarter of 2014, the Bank’s asset sensitive profile decreased slightly due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our Asset Liability Management (ALM) securities portfolio includes both securities available for sale and securities held to maturity. At September 30, 2014 and December 31, 2013, our ALM securities portfolio balances were $20.7 billion and $20.2 billion, respectively. Our ALM securities portfolio consists of securities issued by the U.S. Treasury, U.S. government-sponsored agencies, residential mortgage-backed securities, CMBS, CLOs, and asset-backed securities and had an expected weighted average life of 4.7 years at September 30, 2014. At September 30, 2014, approximately $6.5 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2014, we purchased $1.3 billion and sold $0.6 billion of securities, as part of our investment portfolio strategy, while $0.9 billion of ALM securities matured, were paid down, or were called. To reduce the impact of price volatility on accumulated other comprehensive income and in consideration of changes in regulatory capital requirements under U.S. Basel III rules, the Bank increased securities held to maturity from 32 percent of total ALM securities at December 31, 2013 to 41 percent of total ALM securities at September 30, 2014.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.8 years at September 30, 2014, compared to 4.0 years at December 31, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.8 years suggests an expected price decrease of approximately 3.8 percent for an immediate 1.0 percent parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.8 billion of direct bank purchase bonds that are largely managed within our Commercial Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

ALM and Other Risk Management Derivatives
Since December 31, 2013, the notional amount of the ALM derivatives portfolio increased by $5.8 billion as we entered into receive fixed interest rate swap contracts to hedge floating rate commercial loans and fixed rate debt issuances.
Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q and Note 13 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.

(Dollars in millions)	September 30, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$10,100	$4,300	$5,800
Total ALM derivatives	10,100	4,300	5,800
Other risk management derivatives	251	185	66
Total ALM and other risk management derivatives	$10,351	$4,485	$5,866

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$6	$8	$(2)
Gross negative fair value	34	13	21
Positive (negative) fair value of ALM derivatives, net	(28)	(5)	(23)
Other risk management derivatives:
Gross positive fair value	1	2	(1)
Gross negative fair value	4	4	—
Positive (negative) fair value of other risk management derivatives, net	(3)	(2)	(1)
Positive (negative) fair value of ALM and other risk management derivatives, net	$(31)	$(7)	$(24)

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
As of September 30, 2014, we had notional amounts of $46.1 billion of interest rate derivative contracts, $4.3 billion of foreign exchange derivative contracts and $4.1 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of September 30, 2014, notional amounts of $1.2 billion, $1.2 billion and $3.9 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked certificates of deposit.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2014 and December 31, 2013, and the change in fair value between September 30, 2014 and December 31, 2013:

(Dollars in millions)	September 30, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$46,106	$44,427	$1,679
Commodity contracts	5,268	5,714	(446)
Foreign exchange contracts(1)	5,520	4,978	542
Equity contracts	3,909	4,027	(118)
Other contracts	—	140	(140)
Total	$60,803	$59,286	$1,517
Fair value of positions held for trading purposes:
Gross positive fair value	$1,243	$1,074	$169
Gross negative fair value	1,048	952	96
Positive fair value of positions, net	$195	$122	$73

(1)	Excludes spot contracts with a notional amount of $0.5 billion and $0.7 billion at September 30, 2014 and December 31, 2013, respectively.
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
The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities.  Corporate Treasury formulates the Bank’s liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. MRM, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. We are also subject to a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank’s normal funding activities.
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank’s capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific, systemic market scenarios, as well as a combination scenario that adversely affects the Bank’s liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and financing or selling assets.
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
In response to balance sheet changes, wholesale funding increased $0.6 billion from $11.9 billion at December 31, 2013 to $12.5 billion at September 30, 2014. Total deposits increased $2.3 billion from $80.1 billion at December 31, 2013 to $82.4 billion at September 30, 2014.
Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2014, our core deposits totaled $73.6 billion and our total loan-to-total core deposit ratio was 101.4 percent.

The Bank maintains a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank’s liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of September 30, 2014, the Bank had $0.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $38.0 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $0.3 billion from $14.1 billion at December 31, 2013 to $14.4 billion at September 30, 2014.

•
The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.9 billion at September 30, 2014. In May 2014, the Bank issued $750 million in senior notes under this program.

•
In addition to the funding provided by the Bank, we raise funds at the holding company level. MUAH has in place a shelf registration statement with the SEC permitting ready access to the public debt markets. As of September 30, 2014, $1.1 billion of debt or other securities were available for issuance under this shelf registration statement. We do not have any firm commitments in place to sell securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year committed line of credit from BTMU, which is available for contingent liquidity or capital purposes.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.
Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. On October 1, 2014, Moody’s Investors Service placed its ratings on the Company and its affiliates (including MUB) on review for downgrade. This action by Moody's Investors Service has not had a significant impact on the Company's cost of funds. Our credit ratings could also be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about our ratings and rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part I, Item 1A. "Risk Factors" in our 2013 Form 10-K and "Our credit ratings are important in order to maintain liquidity" in Part II, Item 1A. “Risk Factors” in this Form 10-Q. The following table provides our credit ratings as of September 30, 2014:

		MUFG Union Bank, N.A.	MUFG Americas Holdings Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

In September 2014, the OCC, the Federal Reserve and the FDIC jointly adopted the final rule to implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standards established by the Basel Committee on Banking Supervision. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and high quality liquid assets (HQLA), such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR generally applies to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule also applies a less stringent, modified LCR to bank holding companies that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100 percent based on the entity's total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70 percent of the outflow assumptions prescribed for internationally active banking organizations. The proposed phase-in period begins on January 1, 2016, with full compliance required by January 1, 2017.

The Company is currently evaluating the final rule's impact on its businesses; however, the Company expects to meet or exceed the LCR requirements within the regulatory timelines. For information regarding this rule, see “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in Part II, Item 1A. “Risk Factors” of this Form 10-Q.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber attacks. See “We are subject to operational risks, including cybersecurity risks” in Part I, Item 1A. “Risk Factors” of our 2013 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.

Business Segments

During the fourth quarter 2013, the composition of the Company’s reportable segments was revised to reflect our new internal management structure resulting from the BTMU Americas Holdings business integration initiative announced in 2013. We now have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. For a more detailed description of these reportable segments, refer to Note 14 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
Unlike accounting principles generally accepted in the United States of America (U.S. GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Beginning with the third quarter of 2014, the funds transfer pricing methodology was revised with respect to reference rates for certain commercial deposits. Prior period results have been adjusted to reflect these changes. For a description of these methodologies, see Note 14 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
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

The following tables set forth the results for the Retail Banking & Wealth Markets segment:

Retail Banking & Wealth Markets
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations - Market View
Net interest income	$340	$333	$7	2%	$1,049	$1,002	$47	5%
Noninterest income	83	103	(20)	(19)	249	289	(40)	(14)
Total revenue	423	436	(13)	(3)	1,298	1,291	7	1
Noninterest expense	329	346	(17)	(5)	1,004	1,075	(71)	(7)
(Reversal of) provision for loan losses	(1)	(13)	12	92	(9)	(28)	19	68
Income before income taxes and including noncontrolling interests	95	103	(8)	(8)	303	244	59	24
Income tax expense	37	41	(4)	(8)	119	96	23	24
Net income attributable to MUAH	$58	$62	$(4)	(8)	$184	$148	$36	24
Average balances - Market View
Total loans held for investment	$35,118	$31,457	$3,661	12%	$34,194	$30,926	$3,268	11%
Total assets	36,699	33,043	3,656	11	35,767	32,510	3,257	10
Total deposits	40,278	38,415	1,863	5	40,285	37,008	3,277	9

Net interest income increased due to growth in average loans held for investment, mainly driven by organic growth in residential mortgages, and better than expected interest income on PCI loans, which was due to a loan sale. Offsetting this increase was a decrease in noninterest income largely driven by a decrease in asset management fees due primarily to the reorganization of the affiliated HighMark Funds into shares of unaffiliated mutual funds completed late in the third quarter of 2013. The decrease in noninterest expense was primarily driven by the HighMark Funds reorganization and a decrease in total staff expenses. The reversal of the provision for loan losses was due to an improvement in customer credit quality.
Average deposits increased 5 percent and 9 percent during the three and nine months ended September 30, 2014 compared with the same periods in 2013, driven by organic deposit generation.

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
The following tables set forth the results for the Commercial Banking segment:

Commercial Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations - Market View
Net interest income	$249	$240	$9	5%	$764	$671	$93	14%
Noninterest income	57	51	6	14	163	142	21	15
Total revenue	306	291	15	6	927	813	114	14
Noninterest expense	114	99	15	16	323	297	26	9
(Reversal of) provision for loan losses	7	(20)	27	(129)	12	9	3	33
Income before income taxes and including noncontrolling interests	185	212	(27)	(11)	592	507	85	17
Income tax expense	42	62	(20)	(28)	146	134	12	9
Net income attributable to MUAH	$143	$150	$(7)	(4)	$446	$373	$73	20
Average balances - Market View
Total loans held for investment	$32,240	$28,087	$4,153	15%	$30,776	$25,557	$5,219	20%
Total assets	36,068	31,786	4,282	13	34,616	28,776	5,840	20
Total deposits	13,126	11,780	1,346	11	12,931	11,443	1,488	13

Net interest income during the three and nine months ended September 30, 2014 increased as a result of strong organic asset growth. Net interest income during the nine months ended September 30, 2014 also included the effect of our PB Capital acquisition which closed late in the second quarter of 2013, and better than expected interest income on PCI loans, which was mostly due to early payoffs of certain loans. The increase in noninterest income was primarily driven by an increase in credit facility fees, merchant banking fees and trading account activities. The third quarter 2013 reversal of the provision for loan losses reflected a general improvement in customer credit quality.
Average deposits increased 11 percent and 13 percent during the three and nine months ended September 30, 2014 compared with the same periods in 2013, driven by organic deposit generation.
Corporate Banking
Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company’s other segments, Corporate Banking offers its customers a range of noncredit services, which include global treasury management and capital market solutions, and foreign exchange and various interest rate risk and commodity risk management products.

The following tables set forth the results for the Corporate Banking segment:

Corporate Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations - Market View
Net interest income	$46	$34	$12	22%	$124	$101	$23	23%
Noninterest income	44	22	22	91	84	58	26	45
Total revenue	90	56	34	47	208	159	49	31
Noninterest expense	40	13	27	173	72	41	31	76
(Reversal of) provision for loan losses	(6)	6	(12)	(220)	(13)	7	(20)	(286)
Income before income taxes and including noncontrolling interests	56	37	19	34	149	111	38	34
Income tax expense	22	15	7	33	58	44	14	34
Net income attributable to MUAH	$34	$22	$12	35	$91	$67	$24	34
Average balances - Market View
Total loans held for investment	$4,610	$4,066	$544	13%	$4,713	$3,943	$770	20%
Total assets	4,996	4,344	652	15	5,048	4,197	851	20
Total deposits	4,718	2,594	2,124	82	4,314	2,634	1,680	64

Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. Net interest income increased due to organic growth in average loans held for investment. The reversal of provision for loan losses reflected a general improvement in overall customer credit quality.
Transaction Banking
Transaction Banking works alongside the Company’s other segments to provide working capital management and asset servicing solutions, including deposits and treasury management, trade finance, and institutional trust and custody, to the Company’s customers. This segment also manages the digital banking channels for retail, small business, wealth management and commercial clients, as well as commercial product development. The client base consists of financial institutions, corporations, government agencies, insurance companies, mutual funds, investment managers and non-profit organizations.
The following tables set forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations - Market View
Net interest income	$110	$108	$2	—%	$323	$335	$(12)	(4)%
Noninterest income	44	41	3	10	124	120	4	3
Total revenue	154	149	5	2	447	455	(8)	(2)
Noninterest expense	91	87	4	5	268	271	(3)	(1)
(Reversal of) provision for loan losses	(6)	4	(10)	(250)	(3)	1	(4)	(400)
Income before income taxes and including noncontrolling interests	69	58	11	13	182	183	(1)	(1)
Income tax expense	27	23	4	16	71	72	(1)	—
Net income attributable to MUAH	$42	$35	$7	10	$111	$111	$—	(1)
Average balances - Market View
Total loans held for investment	$101	$53	$48	91%	$149	$53	$96	181%
Total assets	1,822	1,433	389	27	1,702	1,442	260	18
Total deposits	36,436	32,609	3,827	12	34,990	32,269	2,721	8

Transaction Banking earns revenue primarily from a net interest income transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. For the nine months ended September 30, 2014, net interest income decreased as a result of a lower funds transfer pricing credit on Transaction Banking’s deposit liabilities due to a lower cost of funds partially offset by larger average deposit balances. During the three and nine months ended September 30, 2014, average deposits increased 12 percent and 8 percent compared to the same periods in 2013, reflecting organic growth and the impact of our First Bank Association Bank Services acquisition in the fourth quarter of 2013.
Investment Banking & Markets
Investment Banking & Markets, which includes Global Capital Markets, works with the Company’s other segments to provide customers structured credit services, including project finance; foreign exchange, interest rate and energy risk management solutions; and to facilitate merchant and investment banking-related transactions. Additionally, the segment’s leasing arm provides lease and other financing services to corporate customers.
The following tables set forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations - Market View
Net interest income	$45	$47	$(2)	(4)%	$134	$136	$(2)	(1)%
Noninterest income	138	39	99	254	245	140	105	75
Total revenue	183	86	97	113	379	276	103	37
Noninterest expense	54	25	29	116	109	75	34	45
(Reversal of) provision for loan losses	(8)	5	(13)	(240)	23	9	14	156
Income before income taxes and including noncontrolling interests	137	56	81	143	247	192	55	29
Income tax expense	42	14	28	186	63	50	13	26
Net income attributable to MUAH	$95	$42	$53	129	$184	$142	$42	30
Average balances - Market View
Total loans held for investment	$4,026	$4,278	$(252)	(6)%	$4,057	$4,194	$(137)	(3)%
Total assets	6,825	6,489	336	5	6,624	6,586	38	1
Total deposits	3,270	3,633	(363)	(10)	3,405	3,438	(33)	(1)

Noninterest income increased primarily due to fee income associated with the business integration initiative and merchant banking fees. Noninterest expense increased primarily due to expenses associated with the business integration initiative. The reversal of provision for loan losses during the third quarter of 2014 reflects an improvement in certain customers' credit quality. The provision for loan losses for the nine months ended September 30, 2014 increased due to modest deterioration in certain customers’ credit quality.
Other
“Other” is comprised of certain corporate activities of the Company; the funds transfer pricing center and credits allocated to the reportable segments; the residual costs of support groups; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, “Other” includes the Asian Corporate Banking segment, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries; Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios; and the FDIC covered assets.

The following tables set forth the results for Other:

Other
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Results of operations - Market View
Net interest income	$19	$9	$10	(100)%	$48	$20	$28	140%
Noninterest income	86	32	54	150	72	84	(12)	(14)
Total revenue	105	41	64	270	120	104	16	15
Noninterest expense	218	151	67	44	452	442	10	2
(Reversal of) provision for loan losses	(13)	4	(17)	(317)	(25)	(18)	(7)	(39)
Income before income taxes and including noncontrolling interests	(100)	(114)	14	11	(307)	(320)	13	4
Income tax expense	(50)	(58)	8	11	(148)	(137)	(11)	(9)
Net income (loss) including noncontrolling interests	(50)	(56)	6	12	(159)	(183)	24	14
Deduct: net loss from noncontrolling interests	5	7	(2)	(29)	14	14	—	—
Net income attributable to MUAH	$(45)	$(49)	$4	10	$(145)	$(169)	$24	15
Average balances - Market View
Total loans held for investment	$286	$386	$(100)	(26)%	$294	$454	$(160)	(35)%
Total assets	26,966	26,591	375	1	27,680	27,383	297	1
Total deposits	4,040	4,584	(544)	(12)	4,360	4,708	(348)	(7)

For the three months ended September 30, 2014, noninterest income increased primarily due to fee income associated with the business integration initiative and a decrease in FDIC indemnification asset amortization expense, which is included within noninterest income, partially offset by a decrease in gains from the sale of securities. Noninterest expense increased primarily due to expenses associated with the business integration initiative, partially offset by lower pension expense. The reversal of the provision for loan losses in the nine months ended September 30, 2014 and 2013 reflects the decrease in the unallocated allowance which is included in Other. During the first quarter of 2014, the business segments’ allowances for loan losses were updated to reflect various refinements in the methodology used to measure credit risk ascribed to their loan portfolios, which previously had been estimated within the unallocated allowance. During the first quarter of 2013, Commercial Banking’s allowance for loan losses was updated to reflect an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance.
Critical Accounting Estimates
MUAH’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.
For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2013 Form 10-K. There have been no material changes to these critical accounting estimates during the third quarter of 2014.
Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
We are disclosing the following information pursuant to Section 13(r) of the U.S. Securities Exchange Act of 1934(Exchange Act), which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly-owned by MUFG, a Japanese corporation, our disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:
During the quarter ended September 30, 2014, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliate. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended September 30, 2014, the aggregate interest and fee income relating to these transactions was less than ¥35 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2014, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥500 million, representing less than 0.001 percent of MUFG’s total loans, as of September 30, 2014. For the quarter ended September 30, 2014, the aggregate gross interest and fee income relating to these loan transactions was less than ¥25 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. of this Form 10‑Q under the caption “Risk Management - Market Risk Management” and to Part II, Item 1A. of this Form 10‑Q under the caption “Risk Factors.”
Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2014. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the third quarter of 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Interest Income
Loans	$693	$668	$2,109	$1,946
Securities	113	118	343	354
Other	2	2	10	7
Total interest income	808	788	2,462	2,307
Interest Expense
Deposits	58	63	181	184
Commercial paper and other short-term borrowings	1	2	4	4
Long-term debt	42	38	124	109
Total interest expense	101	103	309	297
Net Interest Income	707	685	2,153	2,010
(Reversal of) provision for loan losses	(18)	(16)	(25)	(22)
Net interest income after (reversal of) provision for loan losses	725	701	2,178	2,032
Noninterest Income
Service charges on deposit accounts	52	53	153	158
Trust and investment management fees	26	34	78	107
Trading account activities	33	15	63	41
Securities gains, net	13	47	16	170
Credit facility fees	30	31	89	83
Merchant banking fees	38	29	89	68
Brokerage commissions and fees	14	12	40	34
Card processing fees, net	8	8	25	26
Fees from affiliates	151	—	151	—
Other, net	23	5	67	(1)
Total noninterest income	388	234	771	686
Noninterest Expense
Salaries and employee benefits	492	391	1,258	1,225
Net occupancy and equipment	74	77	220	236
Professional and outside services	66	66	184	186
Intangible asset amortization	13	16	39	49
Regulatory assessments	13	20	44	60
(Reversal of) provision for losses on unfunded credit commitments	19	1	32	14
Other	128	118	337	334
Total noninterest expense	805	689	2,114	2,104
Income before income taxes and including noncontrolling interests	308	246	835	614
Income tax expense	67	55	179	140
Net Income Including Noncontrolling Interests	241	191	656	474
Deduct: Net loss from noncontrolling interests	5	7	14	14
Net Income Attributable to MUFG Americas Holdings Corporation (MUAH)	$246	$198	$670	$488
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net Income Attributable to MUAH	$246	$198	$670	$488
Other Comprehensive Income (Loss), Net of Tax:
Net change in cash flow hedges	(40)	11	(24)	8
Net change in securities	(22)	(55)	133	(449)
Net change in foreign currency translation adjustments	(3)	—	(3)	(3)
Net change in pension and other postretirement benefits	7	18	19	53
Total other comprehensive income (loss)	(58)	(26)	125	(391)
Comprehensive Income (Loss) Attributable to MUAH	188	172	795	97
Comprehensive loss from noncontrolling interests	(5)	(7)	(14)	(14)
Total Comprehensive Income (Loss)	$183	$165	$781	$83
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$1,593	$1,863
Interest bearing deposits in banks	2,772	4,329
Federal funds sold and securities purchased under resale agreements	154	11
Total cash and cash equivalents	4,519	6,203
Trading account assets (includes $14 at September 30, 2014 and $8 at December 31, 2013 of assets pledged as collateral)	883	851
Securities available for sale	14,064	15,817
Securities held to maturity (Fair value $8,491 at September 30, 2014 and $6,439 at December 31, 2013)	8,458	6,509
Loans held for investment	74,635	68,312
Allowance for loan losses	(529)	(568)
Loans held for investment, net	74,106	67,744
Premises and equipment, net	617	688
Goodwill	3,227	3,228
Other assets	5,005	4,854
Total assets	$110,879	$105,894
Liabilities
Deposits:
Noninterest bearing	$28,676	$26,495
Interest bearing	53,680	53,606
Total deposits	82,356	80,101
Commercial paper and other short-term borrowings	3,876	2,563
Long-term debt	6,984	6,547
Trading account liabilities	596	540
Other liabilities	1,777	1,675
Total liabilities	95,589	91,426
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of September 30, 2014 and 136,330,830 as of December 31, 2013	136	136
Additional paid-in capital	7,223	7,191
Retained earnings	8,191	7,512
Accumulated other comprehensive loss	(499)	(624)
Total MUAH stockholder's equity	15,051	14,215
Noncontrolling interests	239	253
Total equity	15,290	14,468
Total liabilities and equity	$110,879	$105,894
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$136	$5,994	$6,845	$(514)	$264	$12,725
Net income (loss)	—	—	488	—	(14)	474
Other comprehensive income (loss), net of tax	—	—	—	(391)	—	(391)
Compensation—restricted stock units	—	(9)	—	—	—	(9)
Other	—	—	—	—	8	8
Net change	—	(9)	488	(391)	(6)	82
Balance September 30, 2013	$136	$5,985	$7,333	$(905)	$258	$12,807

Balance December 31, 2013	$136	$7,191	$7,512	$(624)	$253	$14,468
Net income (loss)	—	—	670	—	(14)	656
Other comprehensive income (loss), net of tax	—	—	—	125	—	125
Compensation—restricted stock units	—	1	—	—	—	1
Capital contribution from BTMU(1)	—	31	—	—	—	31
Other(1)	—	—	9	—	—	9
Net change	—	32	679	125	(14)	822
Balance September 30, 2014	$136	$7,223	$8,191	$(499)	$239	$15,290
(1)    For additional information refer to Note 13 to these consolidated financial statements.
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$656	$474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for loan losses	(25)	(22)
(Reversal of) provision for losses on unfunded credit commitments	32	14
Depreciation, amortization and accretion, net	237	381
Stock-based compensation—restricted stock units	24	15
Deferred income taxes	88	38
Net gains on sales of securities	(16)	(170)
Net decrease (increase) in trading account assets	(31)	432
Net decrease (increase) in other assets	309	(63)
Net increase (decrease) in trading account liabilities	56	(281)
Net increase (decrease) in other liabilities	(203)	50
Loans originated for sale	(309)	(183)
Net proceeds from sale of loans originated for sale	327	155
Pension and other benefits adjustment	(80)	(285)
Other, net	(19)	33
Total adjustments	390	114
Net cash provided by (used in) operating activities	1,046	588
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,200	8,109
Proceeds from paydowns and maturities of securities available for sale	1,789	2,925
Purchases of securities available for sale and held to maturity	(3,627)	(11,666)
Proceeds from paydowns and maturities of securities held to maturity	773	344
Purchases of premises and equipment	(62)	(84)
Proceeds from sales of loans	330	365
Net decrease (increase) in loans	(6,690)	(4,132)
Proceeds from (payments to) FDIC under loss share agreements	(12)	6
Net cash paid for acquisitions	—	(3,688)
Other, net	(421)	47
Net cash provided by (used in) investing activities	(6,720)	(7,774)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,255	5,111
Net increase (decrease) in commercial paper and other short-term borrowings	1,313	1,715
Proceeds from issuance of subordinated debt due to BTMU	—	750
Proceeds from issuance of long-term debt	749	1,999
Repayment of long-term debt	(305)	(550)
Other, net	(22)	(26)
Change in noncontrolling interests	—	8
Net cash provided by (used in) financing activities	3,990	9,007
Net change in cash and cash equivalents	(1,684)	1,821
Cash and cash equivalents at beginning of period	6,203	5,491
Cash and cash equivalents at end of period	$4,519	$7,312
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash Paid During the Period For:
Interest	$294	$266
Income taxes, net	19	25
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	386	381
Transfer of loans held for investment to other real estate owned assets	11	30
Transfer of assets and liabilities from BTMU(1):
Carrying amount of assets acquired	70	—
Carrying amount of liabilities acquired	30	—
(1)    For additional information on the transfer of assets and liabilities from BTMU, refer to Note 13 to these consolidated financial statements.
See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (the Bank or MUB). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10‑Q and Rule 10‑1 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2014 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2013 (2013 Form 10‑K).
The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed (Note 2), the evaluation of other-than-temporary impairment on investment securities (Note 3), the allowance for credit losses (Note 4), purchased credit-impaired loans (Note 4), goodwill impairment, income taxes, fair value of financial instruments (Note 8), hedge accounting (Note 9) and pension accounting (Note 11).
Recently Issued Accounting Pronouncements That Are Not Yet Effective
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-1, Accounting for Investments in Qualified Affordable Housing Projects, which amends guidance on the accounting for investments in qualified affordable housing projects and permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met.  Under the proportional amortization method, reporting entities amortize the initial cost of the investment in proportion to tax credits and tax benefits received and recognize the amortization as a component of income tax expense.  This guidance is effective for interim and annual periods beginning on January 1, 2015 with early adoption permitted. The guidance is required to be applied retrospectively to all periods presented upon adoption. The Company does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued ASU 2014-4, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance on when an in-substance repossession or foreclosure of residential real estate has occurred and when a creditor should derecognize the consumer mortgage loan and recognize the residential real estate. The guidance clarifies that an in-substance repossession or foreclosure occurs upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the standard requires additional interim and annual disclosures. The guidance is effective for interim and annual periods beginning on January 1, 2015, with early adoption permitted.  Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the criteria for reporting discontinued operations and requires additional disclosures for discontinued operations which meet the new criteria. The amendments in ASU 2014-8 limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The guidance is effective for interim and

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments (Continued)

annual periods beginning on January 1, 2015 with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts, and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning on January 1, 2017. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Transfers and Servicing - Amendments to Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the completion of the employee’s requisite service period is a performance condition under the accounting guidance for share-based awards. The standard clarifies that the performance target would not be reflected in estimating the fair value of the award at the grant date. Instead, compensation cost for the award would be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure, which provides guidance on the accounting for the classification of foreclosed loans that are fully-government-guaranteed.  The guidance clarifies that a residential mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the loan has both of the following characteristics: (1) The loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan, and (2) At the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee.  The guidance is effective for interim and annual periods beginning on January 1, 2015, with early adoption permitted.  Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Note 1—Summary of Significant Accounting Policies, Nature of Operations and Other Developments (Continued)

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the host contract in certain hybrid instruments is in the form of debt or equity. Such identification impacts the analysis of whether an embedded derivative exists in the instrument. The standard requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). Under this approach, an entity would determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or result of operations.

Note 2—Business Combinations
Acquisition of PB Capital Corporation
During the second quarter of 2013, the Company acquired PB Capital Corporation’s institutional commercial real estate (CRE) lending division for $3.7 billion in cash. The acquisition expands the Company’s CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The final values of the assets acquired totaled $3.4 billion, resulting in goodwill of $238 million, which was allocated to the Company’s Commercial Banking reporting segment.

Note 3—Securities
Securities Available for Sale
At September 30, 2014 and December 31, 2013, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	September 30, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$70	$—	$—	$70
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,886	1	148	7,739
Privately issued	175	3	1	177
Privately issued - commercial mortgage-backed securities	1,770	9	34	1,745
Collateralized loan obligations	2,438	5	21	2,422
Asset-backed and other	13	1	—	14
Asset Liability Management securities	12,352	19	204	12,167
Other debt securities:
Direct bank purchase bonds	1,819	42	28	1,833
Other	54	—	2	52
Equity securities	10	3	1	12
Total securities available for sale	$14,235	$64	$235	$14,064

Note 3—Securities (Continued)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	$—	$—	$73
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,194	2	296	8,900
Privately issued	220	4	2	222
Privately issued - commercial mortgage-backed securities	1,947	8	85	1,870
Collateralized loan obligations	2,670	25	22	2,673
Asset-backed and other	34	1	—	35
Asset Liability Management securities	14,138	40	405	13,773
Other debt securities:
Direct bank purchase bonds	1,968	35	43	1,960
Other	81	—	5	76
Equity securities	7	1	—	8
Total securities available for sale	$16,194	$76	$453	$15,817

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2014 and December 31, 2013 are shown below, identified for periods less than 12 months, and 12 months or more.

	September 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$598	$2	$6,849	$146	$7,447	$148
Privately issued	10	—	52	1	62	1
Privately issued - commercial mortgage-backed securities	219	1	922	33	1,141	34
Collateralized loan obligations	465	2	1,244	19	1,709	21
Asset-backed and other	—	—	1	—	1	—
Asset Liability Management securities	1,292	5	9,068	199	10,360	204
Other debt securities:
Direct bank purchase bonds	190	6	865	22	1,055	28
Other	4	—	22	2	26	2
Equity securities	2	—	5	1	7	1
Total securities available for sale	$1,488	$11	$9,960	$224	$11,448	$235

Note 3—Securities (Continued)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$8,508	$293	$147	$3	$8,655	$296
Privately issued	72	2	18	—	90	2
Privately issued - commercial mortgage-backed securities	1,274	80	58	5	1,332	85
Collateralized loan obligations	1,879	21	10	1	1,889	22
Asset-backed and other	—	—	1	—	1	—
Asset Liability Management securities	11,733	396	234	9	11,967	405
Other debt securities:
Direct bank purchase bonds	537	18	778	25	1,315	43
Other	15	1	34	4	49	5
Equity securities	5	—	—	—	5	—
Total securities available for sale	$12,290	$415	$1,046	$38	$13,336	$453

At September 30, 2014, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2014, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2014, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s collateralized loan obligations (CLOs) consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2014, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2014, the Company expects to recover the entire amortized cost basis of these securities.

Note 3—Securities (Continued)

The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2014
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$70	$—	$—	$—	$70
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	15	477	7,247	7,739
Privately issued	—	4	—	173	177
Privately issued - commercial mortgage- backed securities	—	—	35	1,710	1,745
Collateralized loan obligations	—	146	384	1,892	2,422
Asset-backed and other	—	7	7	—	14
Asset Liability Management securities	70	172	903	11,022	12,167
Other debt securities:
Direct bank purchase bonds	33	640	676	484	1,833
Other	—	17	4	31	52
Total debt securities available for sale	$103	$829	$1,583	$11,537	$14,052

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Proceeds from sales	$602	$2,524	$1,200	$8,109
Gross realized gains	13	55	21	181
Gross realized losses	—	3	—	3

Note 3—Securities (Continued)

Securities Held to Maturity
The securities held to maturity consist of residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities and U.S. government-sponsored agencies. Management has asserted the positive intent and ability to hold these securities to maturity. At September 30, 2014 and December 31, 2013, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	September 30, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$485	$—	$—	$485	$—	$1	$484
U.S. government-sponsored agencies	125	—	—	125	—	—	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,165	6	69	6,102	30	25	6,107
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,830	—	84	1,746	37	8	1,775
Total securities held to maturity	$8,605	$6	$153	$8,458	$67	$34	$8,491

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$5,065	$7	$77	$4,995	$8	$69	$4,934
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,606	—	92	1,514	3	12	1,505
Total securities held to maturity	$6,671	$7	$169	$6,509	$11	$81	$6,439

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

Note 3—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2014 and December 31, 2013 are shown below, separately for periods less than 12 months, and 12 months or more.

	September 30, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$340	$—	$1	$—	$—	$—	$340	$—	$1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	1,520	—	11	2,609	69	14	4,129	69	25
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	138	—	—	1,537	84	8	1,675	84	8
Total securities held to maturity	$1,998	$—	$12	$4,146	$153	$22	$6,144	$153	$34

	December 31, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$3,873	$76	$68	$54	$1	$1	$3,927	$77	$69
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,016	46	10	489	46	2	1,505	92	12
Total securities held to maturity	$4,889	$122	$78	$543	$47	$3	$5,432	$169	$81

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Note 3—Securities (Continued)

	September 30, 2014
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$485	$484	$—	$—	$—	$—	$485	$484
U.S. government-sponsored agencies	25	25	100	100	—	—	125	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	2	2	—	—	6,100	6,105	6,102	6,107
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	50	791	820	906	905	1,746	1,775
Total securities held to maturity	$561	$561	$891	$920	$7,006	$7,010	$8,458	$8,491

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
The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings, and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified. At September 30, 2014, the Company had $6.5 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. Available for sale securities of $0.6 billion have been pledged to secure borrowings, $0.2 billion to support unrealized losses on derivative transactions reported in trading liabilities and $5.7 billion to secure public and trust deposits.
At September 30, 2014 and December 31, 2013, the Company accepted securities as collateral that it is permitted by contract to sell or repledge of $153 million ($61 million of which has been repledged) and $10 million (none of which has been repledged), respectively. These securities were received as collateral for secured lending activities and are not recognized on the Company's balance sheet.

Note 4—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at September 30, 2014 and December 31, 2013:

(Dollars in millions)	September 30, 2014	December 31, 2013
Loans held for investment:
Commercial and industrial	$26,429	$23,528
Commercial mortgage	13,766	13,092
Construction	1,436	905
Lease financing	811	854
Total commercial portfolio	42,442	38,379
Residential mortgage	28,425	25,547
Home equity and other consumer loans	3,141	3,280
Total consumer portfolio	31,566	28,827
Total loans held for investment, before purchased credit-impaired loans	74,008	67,206
Purchased credit-impaired loans(1)	627	1,106
Total loans held for investment(2)	74,635	68,312
Allowance for loan losses	(529)	(568)
Loans held for investment, net	$74,106	$67,744

(1)
Includes $165 million and $251 million as of September 30, 2014 and December 31, 2013, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the Federal Deposit Insurance Corporation (FDIC) loss share agreements. Of these FDIC covered loans, $13 million and $15 million as of September 30, 2014 and December 31, 2013, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.

(2)	Includes $124 million and $88 million at September 30, 2014 and December 31, 2013, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended September 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$482	$49	$3	$25	$559
(Reversal of) provision for loan losses	(15)	2	—	(5)	(18)
Loans charged-off	(15)	(2)	(1)	—	(18)
Recoveries of loans previously charged-off	5	—	1	—	6
Allowance for loan losses, end of period	$457	$49	$3	$20	$529

	For the Three Months Ended September 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$480	$106	$1	$38	$625
(Reversal of) provision for loan losses	(27)	(35)	—	46	(16)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Loans charged-off	(9)	(4)	—	—	(13)
Recoveries of loans previously charged-off	10	2	2	—	14
Allowance for loan losses, end of period	$454	$69	$1	$84	$608

Note 4—Loans and Allowance for Loan Losses (Continued)

	For the Nine Months Ended September 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	43	(13)	—	(57)	(27)
Provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	2	—	2
Other	(1)	—	—	—	(1)
Loans charged-off	(29)	(9)	(1)	—	(39)
Recoveries of loans previously charged-off	23	2	1	—	26
Allowance for loan losses, end of period	$457	$49	$3	$20	$529

	For the Nine Months Ended September 30, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	38	(34)	—	(26)	(22)
Decrease in allowance covered by FDIC indemnification	—	—	(2)	—	(2)
Loans charged-off	(24)	(25)	(3)	—	(52)
Recoveries of loans previously charged-off	22	4	5	—	31
Allowance for loan losses, end of period	$454	$69	$1	$84	$608

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$27	$17	$—	$—	$44
Collectively evaluated for impairment	430	32	—	20	482
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$457	$49	$3	$20	$529

Loans held for investment:
Individually evaluated for impairment	$187	$337	$2	$—	$526
Collectively evaluated for impairment	42,255	31,229	—	—	73,484
Purchased credit-impaired loans	—	—	625	—	625
Total loans held for investment	$42,442	$31,566	$627	$—	$74,635

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$19	$20	$—	$—	$39
Collectively evaluated for impairment	402	49	—	77	528
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$421	$69	$1	$77	$568

Loans held for investment:
Individually evaluated for impairment	$266	$339	$3	$—	$608
Collectively evaluated for impairment	38,113	28,488	—	—	66,601
Purchased credit-impaired loans	—	—	1,103	—	1,103
Total loans held for investment	$38,379	$28,827	$1,106	$—	$68,312

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2014 and December 31, 2013:

(Dollars in millions)	September 30, 2014	December 31, 2013
Commercial and industrial	$71	$44
Commercial mortgage	34	51
Total commercial portfolio	105	95
Residential mortgage	239	286
Home equity and other consumer loans	46	46
Total consumer portfolio	285	332
Total nonaccrual loans, before purchased credit-impaired loans	390	427
Purchased credit-impaired loans	13	15
Total nonaccrual loans	$403	$442
Troubled debt restructured loans that continue to accrue interest	$300	$367
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$189	$225

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,126	$91	$23	$114	$27,240
Commercial mortgage	13,715	45	6	51	13,766
Construction	1,432	4	—	4	1,436
Total commercial portfolio	42,273	140	29	169	42,442
Residential mortgage	28,231	118	76	194	28,425
Home equity and other consumer loans	3,109	18	14	32	3,141
Total consumer portfolio	31,340	136	90	226	31,566
Total loans held for investment, excluding purchased credit-impaired loans	$73,613	$276	$119	$395	$74,008

	December 31, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,310	$66	$6	$72	$24,382
Commercial mortgage	13,004	68	20	88	13,092
Construction	891	14	—	14	905
Total commercial portfolio	38,205	148	26	174	38,379
Residential mortgage	25,342	114	91	205	25,547
Home equity and other consumer loans	3,238	23	19	42	3,280
Total consumer portfolio	28,580	137	110	247	28,827
Total loans held for investment, excluding purchased credit-impaired loans	$66,785	$285	$136	$421	$67,206

Loans 90 days or more past due and still accruing totaled $4 million and $5 million at September 30, 2014 and December 31, 2013, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $65 million and $124 million at September 30, 2014 and December 31, 2013, respectively.

Credit Quality Indicators
Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 5 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $135 million and $213 million covered by FDIC loss share agreements, at September 30, 2014 and December 31, 2013, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	September 30, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$26,271	$552	$340	$27,163
Construction	1,416	21	—	1,437
Commercial mortgage	13,240	140	192	13,572
Total commercial portfolio	40,927	713	532	42,172
Purchased credit-impaired loans	43	51	160	254
Total	$40,970	$764	$692	$42,426

	December 31, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,346	$576	$313	$24,235
Construction	879	14	—	893
Commercial mortgage	12,562	142	228	12,932
Total commercial portfolio	36,787	732	541	38,060
Purchased credit-impaired loans	48	204	362	614
Total	$36,835	$936	$903	$38,674

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $30 million and $38 million of loans covered by FDIC loss share agreements, at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,186	239	$28,425
Home equity and other consumer loans	3,095	46	3,141
Total consumer portfolio	31,281	285	31,566
Purchased credit-impaired loans	208	—	208
Total	$31,489	$285	$31,774

	December 31, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$25,261	$286	$25,547
Home equity and other consumer loans	3,234	46	3,280
Total consumer portfolio	28,495	332	28,827
Purchased credit-impaired loans	242	—	242
Total	$28,737	$332	$29,069

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

Note 4—Loans and Allowance for Loan Losses (Continued)

the principal balance of the combined loans that have liens against the property (including unused credit lines for home equity products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent home pricing index (HPI) data available for the property location.

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at September 30, 2014 and December 31, 2013. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2014
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,103	$5,604	$488	$28,195
Home equity and other consumer loans	2,209	777	83	3,069
Total consumer portfolio	24,312	6,381	571	31,264
Purchased credit-impaired loans	84	110	14	208
Total	$24,396	$6,491	$585	$31,472
Percentage of total	77%	21%	2%	100%

	December 31, 2013
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$19,614	$5,301	$459	$25,374
Home equity and other consumer loans	2,283	839	81	3,203
Total consumer portfolio	21,897	6,140	540	28,577
Purchased credit-impaired loans	94	135	15	244
Total	$21,991	$6,275	$555	$28,821
Percentage of total	76%	22%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	September 30, 2014
	LTV ratios
(Dollars in millions)	Less than 80 Percent	80-100 Percent	Greater than 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,442	$1,611	$101	$41	$28,195
Home equity loans	2,412	276	129	49	2,866
Total consumer portfolio	28,854	1,887	230	90	31,061
Purchased credit-impaired loans	142	44	20	—	206
Total	$28,996	$1,931	$250	$90	$31,267
Percentage of total	93%	6%	1%	—%	100%

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	LTV ratios
(Dollars in millions)	Less than 80 Percent	80-100 Percent	Greater than 100 Percent	No LTV Available(1)	Total
Residential mortgage	$23,209	$1,884	$228	$53	$25,374
Home equity loans	2,487	362	202	52	3,103
Total consumer portfolio	25,696	2,246	430	105	28,477
Purchased credit-impaired loans	152	57	31	—	240
Total	$25,848	$2,303	$461	$105	$28,717
Percentage of total	90%	8%	2%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in troubled debt restructurings (TDRs) as of September 30, 2014 and December 31, 2013. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $31 million and $43 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2014 and December 31, 2013, respectively.

(Dollars in millions)	September 30, 2014	December 31, 2013
Commercial and industrial	$125	$212
Commercial mortgage	26	38
Total commercial portfolio	151	250
Residential mortgage	306	315
Home equity and other consumer loans	30	24
Total consumer portfolio	336	339
Total restructured loans, excluding purchased credit-impaired loans(1)	$487	$589

(1)	Amounts exclude $2 million and $3 million of TDRs covered by FDIC loss share agreements at September 30, 2014 and December 31, 2013, respectively.

For the third quarter of 2014, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were charge-offs of $2 million related to TDR modifications for the nine months ended September 30, 2014 and none for the year ended December 31, 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$25	$25	$105	$105
Commercial mortgage	2	2	20	20
Total commercial portfolio	27	27	125	125
Residential mortgage	7	7	17	16
Home equity and other consumer loans	5	5	9	9
Total consumer portfolio	12	12	26	25
Total	$39	$39	$151	$150

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$2	$2	$127	$124
Commercial mortgage	45	45	60	60
Total commercial portfolio	47	47	187	184
Residential mortgage	20	20	75	74
Home equity and other consumer loans	2	2	6	5
Total consumer portfolio	22	22	81	79
Total	$69	$69	$268	$263

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Amounts above exclude TDRs covered by FDIC loss share agreements with pre-modification and post-modification balances of $3 million and $3 million, respectively, for the three and nine months ended September 30, 2014. There were no restructurings related to loans covered by FDIC loss share agreements for the three and nine months ended September 30, 2013.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2014 and 2013, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Commercial and industrial	$4	$10
Commercial mortgage	4	7
Total commercial portfolio	8	17
Residential mortgage	1	5
Home equity and other consumer loans	—	1
Total consumer portfolio	1	6
Total	$9	$23

(Dollars in millions)	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Commercial and industrial	$2	$10
Total commercial portfolio	2	10
Residential mortgage	3	12
Home equity and other consumer loans	—	1
Total consumer portfolio	3	13
Total	$5	$23

For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate.
Loan Impairment
Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, commercial mortgage loan portfolios and loans modified in a TDR. The Company records an impairment allowance, when the value of an impaired loan is less than the recorded investment in the loan.
The following tables show information about impaired loans by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$123	$36	$159	$25	$144	$39
Commercial mortgage	28	—	28	2	32	—
Total commercial portfolio	151	36	187	27	176	39
Residential mortgage	195	111	306	17	208	128
Home equity and other consumer loans	6	25	31	—	7	38
Total consumer portfolio	201	136	337	17	215	166
Total, excluding purchased credit-impaired loans	352	172	524	44	391	205
Purchased credit-impaired loans	1	1	2	—	1	2
Total	$353	$173	$526	$44	$392	$207

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$117	$104	$221	$16	$121	$114
Commercial mortgage	33	12	45	3	36	15
Total commercial portfolio	150	116	266	19	157	129
Residential mortgage	220	95	315	20	236	108
Home equity and other consumer loans	4	20	24	—	4	34
Total consumer portfolio	224	115	339	20	240	142
Total, excluding purchased credit-impaired loans	374	231	605	39	397	271
Purchased credit-impaired loans	2	1	3	—	2	6
Total	$376	$232	$608	$39	$399	$277

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2014 and 2013 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$203	$—	$257	$2	$204	$4	$249	$8
Commercial mortgage	33	—	48	—	35	2	56	1
Construction	—	—	2	—	—	1	10	—
Total commercial portfolio	236	—	307	2	239	7	315	9
Residential mortgage	307	2	300	3	310	8	287	8
Home equity and other consumer loans	28	—	23	—	27	1	22	1
Total consumer portfolio	335	2	323	3	337	9	309	9
Total, excluding purchased credit-impaired loans	571	2	630	5	576	16	624	18
Purchased credit-impaired loans	2	—	4	—	2	—	4	—
Total	$573	$2	$634	$5	$578	$16	$628	$18

The Company transferred a net $386 million and $381 million of loans from held for investment to held for sale and sold $330 million and $365 million in loans during the nine months ended September 30, 2014 and 2013, respectively.

Loans Acquired in Business Combinations
The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company’s purchased credit-impaired loans as of September 30, 2014 and December 31, 2013.

(Dollars in millions)	September 30, 2014	December 31, 2013
Total outstanding balance	$1,054	$1,733
Carrying amount	$614	$1,091

Note 4—Loans and Allowance for Loan Losses (Continued)

The accretable yield for purchased credit-impaired loans for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Accretable yield, beginning of period	$347	$479	$378	$590
Additions	—	—	—	31
Accretion	(47)	(81)	(225)	(241)
Reclassifications from nonaccretable difference during the period	14	17	161	35
Accretable yield, end of period	$314	$415	$314	$415

Note 5—Variable Interest Entities
In the normal course of business, the Company has certain financial interests in entities which have been determined to be variable interest entities (VIEs). Generally, a VIE is a corporation, partnership, trust or other legal structure where the equity investors do not have substantive voting rights, an obligation to absorb the entity’s losses or the right to receive the entity’s returns, or the ability to direct the significant activities of the entity. The following discusses the Company’s consolidated and unconsolidated VIEs.
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheet at September 30, 2014.

	September 30, 2014
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Long-Term Debt	Other Liabilities	Total Liabilities
Low-income housing credit investments	$9	$—	$239	$248	$—	$—	$—
Leasing investments	6	654	157	817	—	80	80
Total consolidated VIEs	$15	$654	$396	$1,065	$—	$80	$80
Low-Income Housing Credit (LIHC) Investments

The Company sponsors, manages and syndicates two LIHC investment fund structures. These investments are designed to generate a return primarily through the realization of U.S. federal tax credits and deductions. The Company is considered a primary beneficiary and has consolidated these investments because the Company has the power to direct activities that most significantly impact the funds’ economic performances and also has the obligation to absorb losses of the funds that could potentially be significant to the funds. Neither creditors nor equity investors in the LIHC investments have any recourse to the general credit of the Company, and the Company’s creditors do not have any recourse to the assets of the consolidated LIHC investments.

Leasing Investments

The Company has leasing investments primarily in the wind, rail and coal industries. The Company is considered the primary beneficiary and has consolidated these investments because the Company has the power to direct the activities of these entities that significantly impact the entities’ economic performances. The Company also has the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of these investments.

Note 5—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following table presents the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at September 30, 2014. The table also presents the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	September 30, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$25	$137	$1,020	$1,182	$352	$352	$1,182
Leasing investments	—	43	832	875	—	—	892
Other investments	—	21	29	50	—	—	52
Total unconsolidated VIEs	$25	$201	$1,881	$2,107	$352	$352	$2,126

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

Other Investments
The Company has direct equity investments in structures formed by third parties. The Company has no voting or other rights to direct the activities of the investments that would most significantly impact the entities’ performance, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2014	December 31, 2013
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.09% and 0.07% at September 30, 2014 and December 31, 2013	$302	$39
Commercial paper, with weighted average interest rates of 0.14% and 0.19% at September 30, 2014 and December 31, 2013, respectively	3,322	2,524
Term federal funds purchased, with a weighted average interest rate of 0.14% at September 30, 2014	252	—
Total commercial paper and other short-term borrowings	$3,876	$2,563

Note 7—Long-Term Debt
The following is a summary of the Company's long-term debt:

(Dollars in millions)	September 30, 2014	December 31, 2013
Debt issued by MUFG Americas Holdings Corporation
Senior debt:
Fixed rate 3.50% notes due June 2022	$398	$397
Subordinated debt:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.61% at September 30, 2014 and 1.63% at December 31, 2013	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.58% at September 30, 2014 and 2.60% at December 31, 2013	66	66
Total debt issued by MUFG Americas Holdings Corporation	764	763
Debt issued by MUFG Union Bank, N.A. and other subsidiaries
Senior debt:
Fixed Federal Home Loan Bank advances with maturities ranging from February 2015 to February 2016. These notes bear a combined weighted-average rate of 2.56% at September 30, 2014 and 2.55% at December 31, 2013	$800	$800
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.19% at December 31, 2013	—	300
Fixed rate 3.00% notes due June 2016	699	699
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 0.99% at September 30, 2014 and 1.00% at December 31, 2013	500	500
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	497	—
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.64% at September 30, 2014	250	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	—	4
Subordinated debt:
Fixed rate 5.95% notes due May 2016	712	718
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.43% at September 30, 2014 and 1.45% at December 31, 2013	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.88% at both September 30, 2014 and December 31, 2013(1)	14	15
Total debt issued by MUFG Union Bank, N.A. and other subsidiaries	6,220	5,784
Total long-term debt	$6,984	$6,547

(1)	Long-term debt assumed through acquisitions

Note 7—Long Term Debt (Continued)

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
     The net proceeds from the sale of the Senior Notes were used by the Bank for general corporate purposes in the ordinary course of its banking business. The Senior Notes were issued as part of the Bank’s $8 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of 5 years or more from their respective dates of issue. After issuing the Senior Notes, there is $1.9 billion available for issuance under the program.
Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company’s creditworthiness in determining the fair value of its trading assets and liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by U.S. GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.
Valuation Processes
The Company has established a Valuation Committee (VC) to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The VC’s responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The VC reports to the Company’s Risk & Capital Committee and meets at least quarterly.

Independent Price Verification (IPV) is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its IPV procedures, the Company compares pricing sources, tests data variance within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the VC. For further information related to valuation processes, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by major category and by valuation hierarchy level:

	September 30, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$15	$—	$—	$15
U.S. government sponsored agency securities	—	125	—	—	125
State and municipal securities	—	11	—	—	11
Interest rate derivative contracts	1	786	6	(178)	615
Commodity derivative contracts	—	89	5	(85)	9
Foreign exchange derivative contracts	1	91	1	(59)	34
Equity derivative contracts	—	—	264	(190)	74
Total trading account assets	2	1,117	276	(512)	883
Securities available for sale:
U.S. Treasury	—	70	—	—	70
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	7,739	—	—	7,739
Privately issued	—	177	—	—	177
Privately issued - commercial mortgage-backed securities	—	1,745	—	—	1,745
Collateralized loan obligations	—	2,422	—	—	2,422
Asset-backed and other	—	14	—	—	14
Other debt securities:
Direct bank purchase bonds	—	—	1,833	—	1,833
Other	—	4	48	—	52
Equity securities	12	—	—	—	12
Total securities available for sale	12	12,171	1,881	—	14,064
Other assets:
Interest rate hedging contracts	—	6	—	(6)	—
Other derivative contracts	—	—	1	—	1
Total other assets	—	6	1	(6)	1
Total assets	$14	$13,294	$2,158	$(518)	$14,948
Percentage of Total	1%	88%	14%	(3)%	100%
Percentage of Total Company Assets	—%	12%	2%	—%	14%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$—	$651	$—	$(507)	$144
Commodity derivative contracts	—	76	5	(26)	55
Foreign exchange derivative contracts	1	52	1	(12)	42
Equity derivative contracts	—	—	263	—	263
Securities sold, not yet purchased	—	92	—	—	92
Total trading account liabilities	1	871	269	(545)	596
Other liabilities:
FDIC clawback liability	—	—	103	—	103
Interest rate hedging contracts	—	34	—	(31)	3
Other derivative contracts	—	1	3	—	4
Total other liabilities	—	35	106	(31)	110
Total liabilities	$1	$906	$375	$(576)	$706
Percentage of Total	—%	128%	53%	(81)%	100%
Percentage of Total Company Liabilities	—%	1%	1%	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$8	$—	$—	$8
U.S. government sponsored agency securities	—	116	—	—	116
State and municipal securities	—	5	—	—	5
Other loans	—	140	—	—	140
Interest rate derivative contracts	1	705	7	(212)	501
Commodity derivative contracts	—	67	9	(66)	10
Foreign exchange derivative contracts	1	30	2	(18)	15
Equity derivative contracts	—	—	253	(197)	56
Total trading account assets	2	1,071	271	(493)	851
Securities available for sale:
U.S. government sponsored agencies	—	73	—	—	73
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	8,900	—	—	8,900
Privately issued	—	222	—	—	222
Privately issued - commercial mortgage-backed securities	—	1,870	—	—	1,870
Collateralized loan obligations	—	2,673	—	—	2,673
Asset-backed and other	—	35	—	—	35
Other debt securities:
Direct bank purchase bonds	—	—	1,960	—	1,960
Other	—	18	58	—	76
Equity securities	8	—	—	—	8
Total securities available for sale	8	13,791	2,018	—	15,817
Other assets:
Interest rate hedging contracts	—	8	—	—	8
Other derivative contracts	—	1	1	—	2
Total other assets	—	9	1	—	10
Total assets	$10	$14,871	$2,290	$(493)	$16,678
Percentage of Total	—%	89%	14%	(3)%	100%
Percentage of Total Company Assets	—%	14%	2%	—%	16%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$606	$—	$(379)	$230
Commodity derivative contracts	—	53	8	(33)	28
Foreign exchange derivative contracts	1	26	2	(11)	18
Equity derivative contracts	—	—	254	—	254
Securities sold, not yet purchased	—	10	—	—	10
Total trading account liabilities	4	695	264	(423)	540
Other liabilities:
FDIC clawback liability	—	—	96	—	96
Interest rate hedging contracts	—	13	—	—	13
Other derivative contracts	—	1	3	—	4
Total other liabilities	—	14	99	—	113
Total liabilities	$4	$709	$363	$(423)	$653
Percentage of Total	1%	109%	55%	(65)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013. Level 3 available for sale securities at September 30, 2014 and 2013 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	September 30, 2014					September 30, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$303	$1,945	$2	$(298)	$(105)	$182	$1,762	$2	$(183)	$(94)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(17)	—	(1)	19	(1)	39	—	—	(38)	(3)
Included in other comprehensive income	—	5	—	—	—	—	(7)	—	—	—
Purchases/additions	—	53	—	—	—	13	237	—	—	—
Sales	—	—	—	—	—	—	—	—	(5)	—
Settlements	(10)	(122)	—	10	—	(8)	(29)	—	8	—
Asset (liability) balance, end of period	$276	$1,881	$1	$(269)	$(106)	$226	$1,963	$2	$(218)	$(97)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(17)	$—	$(1)	$19	$(1)	$39	$—	$—	$(38)	$(3)

	For the Nine Months Ended
	September 30, 2014					September 30, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$271	$2,018	$1	$(264)	$(99)	$136	$1,499	$—	$(136)	$(95)
Total gains (losses) (realized/unrealized):
Included in income before taxes	19	—	—	(18)	(7)	81	—	1	(81)	(2)
Included in other comprehensive income	—	20	—	—	—	—	30	—	—	—
Purchases/additions	3	190	—	—	—	17	566	1	—	—
Sales	—	—	—	(4)	—	—	(14)	—	(9)	—
Settlements	(17)	(347)	—	17	—	(8)	(118)	—	8	—
Asset (liability) balance, end of period	$276	$1,881	$1	$(269)	$(106)	$226	$1,963	$2	$(218)	$(97)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$19	$—	$—	$(18)	$(7)	$81	$—	$1	$(81)	$(2)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2014.

(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,833	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.5%
			Loss severity	10.0 - 60.0%	31.3%
Other liabilities:
FDIC clawback liability	$103	Discounted cash flow	Probability of default	0.1 - 100.0%	53.1%
			Loss severity	0.0 - 100.0%	41.3%

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

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2014 and 2013 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2014				Gain (Loss) for the Three Months Ended September 30, 2014	Gain (Loss) for the Nine Months Ended September 30, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$89	$—	$—	$89	$2	$(33)
Other assets:
Other real estate owned (OREO)	13	—	—	13	(2)	(5)
Total	$102	$—	$—	$102	$—	$(38)

	September 30, 2013				Gain (Loss) for the Three Months Ended September 30, 2013	Gain (Loss) for the Nine Months Ended September 30, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$85	$—	$—	$85	$(12)	$(35)
Other assets:
OREO	21	—	—	21	(1)	(7)
Private equity investments	—	—	—	—	(5)	(5)
Total	$106	$—	$—	$106	$(18)	$(47)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

based on independent appraisals.
Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of September 30, 2014 and as of December 31, 2013:

	September 30, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,519	$4,519	$4,519	$—	$—
Securities held to maturity	8,458	8,491	—	8,491	—
Loans held for investment, net of allowance for loan losses(1)	73,304	74,355	—	—	74,355
FDIC indemnification asset	78	4	—	—	4
Other assets	5	5	—	—	5
Liabilities
Deposits	$82,356	$82,435	$—	$82,435	$—
Commercial paper and other short-term borrowings	3,876	3,876	—	3,876	—
Long-term debt	6,984	7,108	—	7,108	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$267	$267	$—	$—	$267

(1)	Excludes lease financing, net of related allowance.

	December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,203	$6,203	$6,203	$—	$—
Securities held to maturity	6,509	6,439	—	6,439	—
Loans held for investment, net of allowance for loan losses(1)	66,898	68,132	—	—	68,132
FDIC indemnification asset	141	95	—	—	95
Other assets	3	3	—	—	3
Liabilities
Deposits	$80,101	$80,228	$—	$80,228	$—
Commercial paper and other short-term borrowings	2,563	2,563	—	2,563	—
Long-term debt	6,547	6,709	—	6,709	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$273	$273	$—	$—	$273

(1)	Excludes lease financing, net of related allowance.
For further information on methodologies for approximating fair values, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging
The Company enters into certain derivative and other financial instruments primarily to assist customers with their risk management objectives and to manage the Company’s exposure to interest rate risk. When entering into derivatives on behalf of customers the Company generally acts as a financial intermediary by offsetting a significant portion of the market risk for these derivatives with third parties. The Company may also enter into derivatives for other risk management purposes and, subject to certain limits, may take market risk when buying and selling derivatives for its own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value.
Counterparty credit risk is inherent in derivative instruments. In order to reduce its exposure to counterparty credit risk, the Company utilizes credit approvals, limits, monitoring procedures and master netting and collateral support annex (CSA) agreements. Additionally, the Company considers counterparty credit quality and the creditworthiness of the Company in estimating the fair value amount of the derivative instrument.
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated and qualifying as hedging instruments as of September 30, 2014 and December 31, 2013, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and CSA agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2014			December 31, 2013
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Designated and qualifying as hedging instruments:
Cash flow hedges
Interest rate contracts	$9,600	$6	$32	$4,300	$8	$13
Fair value hedges
Interest rate contracts	500	—	2	—	—	—
Not designated and qualifying as hedging instruments:
Trading
Interest rate contracts	46,106	793	651	44,427	713	609
Commodity contracts	5,268	94	81	5,714	76	61
Foreign exchange contracts	5,998	93	54	5,645	33	29
Equity contracts	3,909	264	263	4,027	253	254
Other contracts	—	—	—	140	—	—
Total Trading	61,281	1,244	1,049	59,953	1,075	953
Other risk management	251	1	4	185	2	4
Total derivative instruments	$71,632	$1,251	$1,087	$64,438	$1,085	$970
We recognized net gains of $1 million and net losses of $1 million on other risk management derivatives for the three and nine months ended September 30, 2014, respectively, compared to net losses of $1 million and net losses of $5 million on other risk management derivatives for the three and nine months ended September 30, 2013, respectively, which are included in other noninterest income.

Derivatives Designated and Qualifying as Hedging Instruments
The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, certificates of deposit (CDs), borrowings, and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For further information related to the Company’s hedging strategy, see Note 13 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $9.6 billion at September 30, 2014 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At September 30, 2014, the weighted average remaining life of the active cash flow hedges was approximately 3.54 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At September 30, 2014, the Company expects to reclassify approximately $115 million of income from accumulated other comprehensive income to net interest income during the twelve months ending September 30, 2015. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2014.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Derivatives in cash flow hedging relationships
			Interest income	$32	$13
Interest rate contracts	$(32)	$30	Interest expense	2	(1)	Noninterest expense	$(1)	$—
Total	$(32)	$30		$34	$12		$(1)	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Derivatives in cash flow hedging relationships
			Interest income	$81	$28
Interest rate contracts	$46	$39	Interest expense	5	(1)	Noninterest expense	$—	$—
Total	$46	$39		$86	$27		$—	$—

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
The following table presents the gains (losses) on the Company's fair value hedges for the three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(5)	$6	$1	$(2)	$3	$1
Total	$(5)	$6	$1	$(2)	$3	$1

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
The Company offers market-linked CDs, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity or currency indices. The Company offsets its exposure to the embedded derivative contained in market‑linked CDs with a matched over-the-counter option. Both the embedded derivative (when bifurcated) and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2014 and 2013:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Trading derivatives:
Interest rate contracts	$15	$12	$34	$21
Equity contracts	2	(10)	3	(4)
Foreign exchange contracts	7	5	13	13
Commodity contracts	6	1	7	1
Other contracts	—	1	1	2
Total	$30	$9	$58	$33

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

The following tables present the offsetting of financial assets and liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,251	$518	$733	$75	$—	$658
Securities purchased under resale agreements	153	—	153	153	—	—
Total	$1,404	$518	$886	$228	$—	$658
Financial Liabilities:
Derivative Liabilities	$1,087	$576	$511	$126	$—	$385
Securities sold under repurchase agreements	74	—	74	74	—	—
Total	$1,161	$576	$585	$200	$—	$385

	December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative Assets	$1,085	$493	$592	$79	$—	$513
Securities purchased under resale agreements	10	—	10	10	—	—
Total	$1,095	$493	$602	$89	$—	$513
Financial Liabilities:
Derivative Liabilities	$970	$423	$547	$144	$—	$403
Securities sold under repurchase agreements	8	—	8	8	—	—
Total	$978	$423	$555	$152	$—	$403

Note 10—Accumulated Other Comprehensive Loss
The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the three months ended September 30, 2014 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2013
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$30	$(12)	$18
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(13)	6	(7)
Net change	17	(6)	11
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	145	(56)	89
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(47)	18	(29)
Less: accretion of fair value adjustment on securities available for sale	(31)	11	(20)
Less: accretion of fair value adjustment on held to maturity securities	(1)	1	—
Less: amortization of net unrealized (gains) losses on held to maturity securities	(156)	61	(95)
Net change	(90)	35	(55)
Foreign currency translation adjustment	1	(1)	—
Pension and other benefits:
Recognized net actuarial gain (loss)(1)	29	(11)	18
Net change(1)	29	(11)	18
Net change in accumulated other comprehensive loss	$(43)	$17	$(26)

For the Three Months Ended September 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(32)	$13	$(19)
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(34)	13	(21)
Net change	(66)	26	(40)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	10	(4)	6
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(13)	5	(8)
Less: accretion of fair value adjustment on securities available for sale	(35)	13	(22)
Less: amortization of net unrealized (gains) losses on held to maturity securities	4	(2)	2
Net change	(34)	12	(22)
Foreign currency translation adjustment	(6)	3	(3)
Pension and other benefits:
Amortization of prior service costs(1)	(6)	2	(4)
Recognized net actuarial gain (loss)(1)	16	(5)	11
Net change(1)	10	(3)	7
Net change in accumulated other comprehensive loss	$(96)	$38	$(58)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Loss (Continued)

The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component for the nine months ended September 30, 2014 and 2013:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2013
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$39	$(15)	$24
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(27)	11	(16)
Net change	12	(4)	8
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(358)	141	(217)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(170)	67	(103)
Less: accretion of fair value adjustment on securities available for sale	(69)	27	(42)
Less: accretion of fair value adjustment on held to maturity securities	(12)	5	(7)
Less: amortization of net unrealized (gains) losses on held to maturity securities	(131)	51	(80)
Net change	(740)	291	(449)
Foreign currency translation adjustment	(4)	1	(3)
Pension and other benefits:
Recognized net actuarial gain (loss)(1)	87	(34)	53
Net change(1)	87	(34)	53
Net change in accumulated other comprehensive loss	$(645)	$254	$(391)

For the Nine Months Ended September 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$46	$(18)	$28
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(86)	34	(52)
Net change	(40)	16	(24)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	282	(111)	171
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(16)	6	(10)
Less: accretion of fair value adjustment on securities available for sale	(59)	23	(36)
Less: amortization of net unrealized (gains) losses on held to maturity securities	14	(6)	8
Net change	221	(88)	133
Foreign currency translation adjustment	(6)	3	(3)
Pension and other benefits:
Pension and other benefits arising during the period	(4)	2	(2)
Amortization of prior service costs(1)	(10)	4	(6)
Recognized net actuarial gain (loss)(1)	45	(18)	27
Net change(1)	31	(12)	19
Net change in accumulated other comprehensive loss	$206	$(81)	$125

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Loss (Continued)

The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended September 30, 2013 and 2014:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, June 30, 2013	$21	$(235)	$(2)	$(663)	$(879)
Other comprehensive income (loss) before reclassifications	18	(26)	—	—	(8)
Amounts reclassified from accumulated other comprehensive loss	(7)	(29)	—	18	(18)
Balance, September 30, 2013	$32	$(290)	$(2)	$(645)	$(905)
Balance, June 30, 2014	$32	$(173)	$(3)	$(297)	$(441)
Other comprehensive income (loss) before reclassifications	(19)	(14)	(3)	—	(36)
Amounts reclassified from accumulated other comprehensive loss	(21)	(8)	—	7	(22)
Balance, September 30, 2014	$(8)	$(195)	$(6)	$(290)	$(499)

For the Nine Months Ended September 30, 2013 and 2014:

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income (loss) before reclassifications	24	(346)	(3)	—	(325)
Amounts reclassified from accumulated other comprehensive loss	(16)	(103)	—	53	(66)
Balance, September 30, 2013	$32	$(290)	$(2)	$(645)	$(905)
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income (loss) before reclassifications	28	143	(3)	(2)	166
Amounts reclassified from accumulated other comprehensive loss	(52)	(10)	—	21	(41)
Balance, September 30, 2014	$(8)	$(195)	$(6)	$(290)	$(499)

Note 11—Employee Pension and Other Postretirement Benefits
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

Note 11—Employee Pension and Other Postretirement Benefits (Continued)

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
The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013. As a result of the amendments to the pension and health benefit plans and resulting remeasurements, 2014 total net periodic benefit cost will decrease from approximately $71 million to approximately $39 million.

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$21	$23	$2	$4	$—	$—
Interest cost	25	25	3	2	1	1
Expected return on plan assets	(49)	(42)	(5)	(4)	—	—
Amortization of prior service cost	(4)	—	(2)	—	—	—
Recognized net actuarial loss	16	26	—	2	—	1
Total net periodic benefit cost	$9	$32	$(2)	$4	$1	$2

	Pension Benefits		Other Benefits		Superannuation, SERP(1) and ESBP(2)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$60	$66	$8	$11	$1	$—
Interest cost	79	74	9	8	3	3
Expected return on plan assets	(144)	(125)	(14)	(12)	—	—
Amortization of prior service cost	(7)	—	(3)	—	—	—
Recognized net actuarial loss	43	80	1	5	1	2
Total net periodic benefit cost	$31	$95	$1	$12	$5	$5

(1)	Supplemental Executives Retirement Plan (SERP).

(2)	Executive Supplemental Benefit Plans (ESBP).

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	September 30, 2014
Commitments to extend credit	$34,899
Issued standby and commercial letters of credit	$6,106
Other commitments	$179
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2014, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4.3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2014, the current exposure to loss under these contracts totaled $14 million, and the maximum potential exposure to loss in the future was estimated at $38 million.
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
Note 13—Related Party Transactions
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business and support activities. As a result of this initiative, all of BTMU's banking activities in the Americas are managed by employees of the Bank, which includes the addition of approximately 2,300 U.S. employees formerly employed by BTMU. This initiative also included the transfer of ownership of BTMU’s U.S. corporate customer list, available-for-sale securities of $70 million and employee-related liabilities totaling $30 million to the Bank. The Company's additional paid-in capital increased by $31 million. Immediately

Note 13—Related Party Transactions (Continued)

subsequent to the transfer, the transferred liabilities were adjusted to conform to the Company's U.S. GAAP accounting policies resulting in a $9 million increase in retained earnings.
As a result of this initiative, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU's businesses in the U.S. (including BTMU's U.S. branches). In consideration for the Services, BTMU pays to the Bank fee income, which reflects market-based pricing. Costs related to the Services performed by the transferred employees are primarily reflected in salaries and employee benefits expense. For the quarter ended September 30, 2014, the Company recorded $151 million in fee income from this initiative, including $94 million related to support services provided by the Company to BTMU. Substantially offsetting the fee income was $88 million, primarily in salaries and benefits expense, related to these support services. The remaining fee income was recognized through revenue sharing agreements with BTMU, with associated costs included within the Company’s third quarter results. The Company also recorded $10 million of expenses due to BTMU, which are included within noninterest expense. Amounts due from and to BTMU, which are included in other assets and other liabilities, respectively, are generally settled monthly and were $41 million and $4 million, respectively, at September 30, 2014.

Note 14—Business Segments
During the fourth quarter 2013, the composition of the Company’s reporting segments were revised to reflect a new internal management structure resulting from the BTMU Americas Holdings business integration initiative announced in 2013. The Company now has five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, Corporate Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to current period presentation. Below is a detailed description of these reportable segments.
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
The Community Banking Division serves its customers through 354 full-service branches in California and 46 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Community Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of financing and investment services; and products including credit cards.
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
Corporate Banking
Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company’s other segments, Corporate Banking offers its customers a range of noncredit services, which include global treasury management and capital market solutions, and foreign exchange and various interest rate risk and commodity risk management products.
Transaction Banking
Transaction Banking works alongside the Company’s other segments to provide working capital management and asset servicing solutions, including deposits and treasury management, trade finance, and institutional trust and custody, to the Company’s customers. This segment also manages the digital banking channels for retail, small business, wealth management and commercial clients, as well as commercial product development. The client base consists of financial institutions, corporations, government agencies, insurance companies, mutual funds, investment managers and non-profit organizations.
Investment Banking & Markets
Investment Banking & Markets, which includes Global Capital Markets, works with the Company’s other segments to provide customers structured credit services, including project finance; foreign exchange, interest rate and energy risk management solutions; and to facilitate merchant and investment banking-related transactions. Additionally, the segment’s leasing arm provides lease and other financing services to corporate customers.
Other
“Other” includes the Asian Corporate Banking segment, Corporate Treasury and the impact of certain corporate activities. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company’s balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 2. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
Additionally, “Other” is comprised of certain corporate activities of the Company; the net impact of the funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company’s privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and the FDIC covered assets.
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike U.S. GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The fund transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The activity-based costing methodology allocates certain indirect costs, such as operations and technology expense, to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. The Company periodically changes or updates its

Note 14—Business Segments (Continued)

management accounting methodologies in the normal course of business. Beginning with the third quarter of 2014, the funds transfer pricing methodology was revised with respect to reference rates for certain commercial deposits. Prior period results have been adjusted to reflect these changes. The Company reflects a “market view” perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in “Reconciling Items.”

As of and for the Three Months Ended September 30, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$340	$249	$46	$110	$45	$19	$(102)	$707
Noninterest income (expense)	83	57	44	44	138	86	(64)	388
Total revenue	423	306	90	154	183	105	(166)	1,095
Noninterest expense	329	114	40	91	54	218	(41)	805
(Reversal of) provision for loan losses	(1)	7	(6)	(6)	(8)	(13)	9	(18)
Income (loss) before income taxes and including noncontrolling interests	95	185	56	69	137	(100)	(134)	308
Income tax expense (benefit)	37	42	22	27	42	(50)	(53)	67
Net income (loss) including noncontrolling interests	58	143	34	42	95	(50)	(81)	241
Deduct: net loss from noncontrolling interests	—	—	—	—	—	5	—	5
Net income (loss) attributable to MUAH	$58	$143	$34	$42	$95	$(45)	$(81)	$246

Total assets, end of period	$37,224	$37,088	$5,077	$1,814	$6,160	$27,157	$(3,641)	$110,879

Note 14—Business Segments (Continued)

As of and for the Three Months Ended September 30, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$333	$240	$34	$108	$47	$9	$(86)	$685
Noninterest income (expense)	103	51	22	41	39	32	(54)	234
Total revenue	436	291	56	149	86	41	(140)	919
Noninterest expense	346	99	13	87	25	151	(32)	689
(Reversal of) provision for loan losses	(13)	(20)	6	4	5	4	(2)	(16)
Income (loss) before income taxes and including noncontrolling interests	103	212	37	58	56	(114)	(106)	246
Income tax expense (benefit)	41	62	15	23	14	(58)	(42)	55
Net income (loss) including noncontrolling interests	62	150	22	35	42	(56)	(64)	191
Deduct: net loss from noncontrolling interests	—	—	—	—	—	7	—	7
Net income (loss) attributable to MUAH	$62	$150	$22	$35	$42	$(49)	$(64)	$198

Total assets, end of period	$33,550	$32,219	$4,649	$1,569	$6,380	$29,648	$(2,531)	$105,484

Note 14—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$1,049	$764	$124	$323	$134	$48	$(289)	$2,153
Noninterest income (expense)	249	163	84	124	245	72	(166)	771
Total revenue	1,298	927	208	447	379	120	(455)	2,924
Noninterest expense	1,004	323	72	268	109	452	(114)	2,114
(Reversal of) provision for loan losses	(9)	12	(13)	(3)	23	(25)	(10)	(25)
Income (loss) before income taxes and including noncontrolling interests	303	592	149	182	247	(307)	(331)	835
Income tax expense (benefit)	119	146	58	71	63	(148)	(130)	179
Net income (loss) including noncontrolling interests	184	446	91	111	184	(159)	(201)	656
Deduct: net loss from noncontrolling interests	—	—	—	—	—	14	—	14
Net income (loss) attributable to MUAH	$184	$446	$91	$111	$184	$(145)	$(201)	$670

Total assets, end of period	$37,224	$37,088	$5,077	$1,814	$6,160	$27,157	$(3,641)	$110,879

Note 14—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$1,002	$671	$101	$335	$136	$20	$(255)	$2,010
Noninterest income (expense)	289	142	58	120	140	84	(147)	686
Total revenue	1,291	813	159	455	276	104	(402)	2,696
Noninterest expense	1,075	297	41	271	75	442	(97)	2,104
(Reversal of) provision for loan losses	(28)	9	7	1	9	(18)	(2)	(22)
Income (loss) before income taxes and including noncontrolling interests	244	507	111	183	192	(320)	(303)	614
Income tax expense (benefit)	96	134	44	72	50	(137)	(119)	140
Net income (loss) including noncontrolling interests	148	373	67	111	142	(183)	(184)	474
Deduct: net loss from noncontrolling interests	—	—	—	—	—	14	—	14
Net income (loss) attributable to MUAH	$148	$373	$67	$111	$142	$(169)	$(184)	$488

Total assets, end of period	$33,550	$32,219	$4,649	$1,569	$6,380	$29,648	$(2,531)	$105,484

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
Industry Factors
We are subject to numerous risks and uncertainties, including but not limited to the following information:
Difficult market conditions have adversely affected the U.S. banking industry
Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under‑employment, negatively impacted the credit performance of mortgage loans and resulted in significant write‑downs of asset values by financial institutions, including government‑sponsored entities as well as commercial and investment banks. These write‑downs, initially of mortgage‑backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions also led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets, including California in particular, and in the U.S. generally have shown improvement since 2011, there can be no assurance that these conditions will continue to improve. California is facing a severe drought which may negatively impact its economy, particularly in the agricultural sector, as other markets improve. These conditions may again decline in the near future and could be influenced by any continuing controversy over federal spending and debt limits. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions and the enhanced ability of banks to expand across state lines under the Dodd‑Frank Act (see “Substantial competition could adversely affect us” in Part II, Item 1A of our 2013 Form 10-K.).

•	We may incur goodwill impairment losses in future periods. See “Critical Accounting Estimates-Annual Goodwill Impairment Analysis” in Part II, Item 7 of our 2013 Form 10‑K.

•
We have been subject to increased FDIC deposit premiums relative to pre‑2008 levels, although our assessment decreased in 2011 compared to 2010 and did not increase in 2012 or 2013, but in future years may be subject to further premium increases which could increase our costs. Refer to “Supervision and Regulation” in Item 1 of our 2013 Form 10‑K for additional information regarding FDIC actions relating to deposit insurance assessments.

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
On July 21, 2010, President Obama signed into law the Dodd‑Frank Act. This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Various provisions of the law have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented by the federal banking agencies and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of MUAH and MUB. The Dodd‑Frank Act created the CFPB, which has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. While the full effect of these provisions of the Dodd‑Frank Act on MUB cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums, and can be expected to result in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee‑based revenues and restrictions on some aspects of our operations, as well as increased interest expense on our demand deposits, some or all of which may be material.
The Federal Reserve published proposed rules in December 2011 to implement the provisions of the Dodd‑Frank Act regarding enhanced prudential standards for large bank holding companies like the Company and other systemically important firms. The proposed rules included new requirements relating to capital planning, liquidity risk management, counterparty credit exposure limits, overall risk management standards, stress testing, debt‑to‑equity limits, resolution planning and early remediation. In November 2012, the Federal Reserve issued final rules regarding stress testing requirements. The OCC also adopted similar rules for large national banks such as MUB. The stress testing rules govern the timing and type of stress testing activities required of large bank holding companies and banks as well as rules governing testing controls, oversight and disclosure requirements. In July 2014, the Federal Reserve and the OCC published proposed rules which would amend certain aspects of the capital plan and stress test rules, subject to a transition period, to adjust the timing of the annual stress testing cycle from January 5 to April 5 each year. In October 2014, the Federal Reserve adopted final rules largely identical to the proposed rules and also published the summary instructions and guidance for the 2015 CCAR exercise.  Among other changes, the final rules would limit a BHC’s ability to make capital distributions to the extent that its actual capital issuances are less than the amount indicated in its capital plan, measured on a quarterly basis.  In addition, for FBOs, if a BHC designates its existing BHC as its intermediate holding company (IHC), as discussed further below, then that existing BHC is not required to reflect any reorganization required in its 2015 capital plan and stress test results.  However, the BHC subsidiary of the FBO is expected to reflect the effects of any transfers associated with the IHC rule in the BHC’s capital plan due April 5, 2016.

In December 2012, the Federal Reserve published proposed rules regarding enhanced prudential standards for large FBOs, such as MUFG and BTMU, operating in the U.S. which were similar in many respects to the December 2011 proposed rules for large U.S. bank holding companies.
In February 2014, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and large FBOs operating in the U.S. The enhanced prudential standards final rule is part of an integrated set of rules promulgated by the Federal Reserve for both large BHCs and large FBOs operating in the U.S. These integrated rules include the Federal Reserve’s resolution plan, capital plan, and stress testing rules, as well as the final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this risk factor.) The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For larger domestic BHC’s, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule‑makings, as noted above and elsewhere in this section, but also imposes certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.
The Federal Reserve delayed finalizing single counterparty credit limit requirements that had been proposed pending the Basel Committee’s completion of its work on developing a large financial institution exposure framework, which was completed in April 2014. The Basel Committee's final large exposures framework includes a general limit applied to all of a bank's exposures to a single counterparty or group of connected counterparties (i.e., counterparties that are interdependent and likely to fail simultaneously), which is set at 25% of a bank's Tier 1 capital, and a stricter limit of 15% of Tier 1 capital that will apply to exposures between global systemically important banks. The Federal Reserve also delayed adopting proposed rules implementing the early remediation requirements under the Dodd‑Frank Act, which remain under consideration.
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
In addition, the final FBO rules require that an FBO with $50 billion or more of non‑branch assets in the U.S. operate in the U.S. through an intermediate holding company (IHC) structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top‑tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, and foreign bank agencies are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHC’s until 2018. However, larger BHCs, such as the Company, will become subject to enhanced prudential standards applicable to larger BHCs on January 1, 2015, whether or not they are also a subsidiary of an FBO, and those BHCs that are also FBO subsidiaries will remain subject to the BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules. The FBO rules allow an IHC, with the prior written approval of the Federal Reserve, to opt out of the “advanced approaches” rules of the Federal Reserve for calculating risk-weighted assets under the Federal Reserve’s Basel III capital rules; an IHC which elects to opt out of the advanced approaches would calculate its risk-weighted assets under a “standardized” approach. MUAH has initiated discussions with the Federal Reserve to explore opting-out of the advanced approaches for the holding company only. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” in this Form 10-Q. MUFG, BTMU and the Company are analyzing the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, which will be described in the Company’s enhanced prudential standards implementation plan that will be filed with the Federal Reserve by January 1, 2015.  Further changes may be required following the Federal Reserve’s review of the implementation plan. For additional information, see “Supervision and Regulation - Regulatory Capital and Liquidity Standards” and “ -Principal Federal Banking Laws-Dodd‑Frank Act” in Part I, Item 1 of our 2013 Form 10‑K.

In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation-Regulatory Capital and Liquidity Standards” in Item 1 of Part I of our 2013 Form 10‑K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Capital Changes” in Item 7 of Part II of our 2013 Form 10‑K. MUAH timely filed its annual capital plan under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) Program in January 2014. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if bank holding companies would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2014, MUAH disclosed the results of its annual company-run capital stress test in accordance with regulatory requirements and was subsequently informed by the Federal Reserve that it did not object to the Company’s capital plan. However, it has been reported that various other bank holding companies did receive objections to their CCAR submissions from the Federal Reserve and there can be no assurance that MUAH will not receive such objections with respect to its future annual submissions under the CCAR Program. If the Federal Reserve were to object to a future CCAR submission by MUAH, this could have adverse consequences for our business prospects including limiting our ability to grow either organically or otherwise.
In September 2014, the OCC, the Federal Reserve and the FDIC jointly adopted the final rule to implement a standardized quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standard established by the Basel Committee on Banking Supervision. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and high quality liquid assets (HQLA), such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR generally applies to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule also applies a less stringent, modified LCR to bank holding companies that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100 percent based on the entity's total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70 percent of the outflow assumptions prescribed for internationally active banking organizations. The proposed phase-in period begins on January 1, 2016, with full compliance required by January 1, 2017.

While the modified LCR rule is generally consistent with the LCR requirement included in the Basel III framework, in certain respects it is more restrictive. Although the impact on the Company will not be fully known until the rule is fully-implemented, we expect to be in compliance with the requirements of the rule when it becomes effective.

The need to maintain more and higher quality capital, as well as greater liquidity, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholder, or selling or refraining from acquiring assets. In addition, the new liquidity standards could require the Company to increase its holdings of highly liquid short‑term investments, thereby reducing the Company’s ability to invest in longer‑term or less liquid assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.

In December 2013, the financial regulatory agencies adopted final rules implementing Section 619 of the Dodd‑Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short‑term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account. The final rules provide exemptions for certain activities, including certain types of market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions, and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high‑risk assets or trading strategies, or a threat to the institution’s safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.
The Volcker Rule also prohibits banking entities from owning and sponsoring hedge funds and private equity funds, subject to certain exclusions. MUB sold the vast majority of its non‑conforming private equity fund interests after the Volker Rule was proposed.

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
We are presently evaluating the potential impact of the Volcker Rule on our business. We are analyzing the extent to which some of our collateralized loan obligations may need to be modified or divested by the end of the conformance period; we do not believe that any such divestiture would have a material impact on the Company. In April 2014, the Federal Reserve announced that it intends to grant banking entities two additional one-year extensions to conform their ownership interests in and sponsorship of certain collateralized loan obligations. These extensions would give banks until July 2017 to conform to the Act’s requirements in this respect. We do expect our compliance costs to increase as a result of the rule. See “Supervision and Regulation” in Part I, Item 1 of our 2013 Form 10‑K for additional information.
The Dodd‑Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies (the U.S. Commodities Futures Trading Commission, the SEC and the bank regulators). In addition, certain types of non‑conforming swap transactions, such as commodity derivatives, may be required to be “pushed out” of the Bank into a separate non‑bank affiliate.
In September 2014, the OCC adopted guidelines that establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, as well as potentially smaller insured depository institutions. The guidelines build upon and formalize “heightened expectations” for risk governance developed by the OCC in 2010 and are intended to improve examiners’ ability to assess compliance with the OCC’s expectations. The guidelines establish specific risk management‑related roles and responsibilities for three designated functions: a bank’s “front line” units, independent risk management, and internal audit. The guidelines require these three designated functions to maintain independence from each other and impose substantial risk management‑related and other responsibilities on a bank’s board of directors and chief executive officer. Although the Company has had in place a robust corporate governance framework which substantially complies with the guidelines, these guidelines could require changes in our management and internal processes and may result in an increased level of regulatory oversight into our management and internal processes, which could potentially result in increased regulatory and compliance risks and an increase in our compliance and operational costs and expenses.
The newly‑adopted capital rules of the federal banking agencies and the FBO rules of the Federal Reserve, referred to above, as well as the various proposed regulations described above, if adopted, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business and lead us to stop or reduce our offerings of various credit products.
In October 2013, the OCC provided additional guidance to national banks for assessing and managing risks associated with third-party relationships, including any business relationship between a bank and another entity, by contract or otherwise.  The guidance includes descriptions of planning, due diligence, third-party selection, contract negotiation and ongoing monitoring of third-party relationships that banks should consider when outsourcing bank functions.  The guidance could have an impact on MUB’s selection of vendors to which it outsources certain functions and on MUB’s contract negotiations, particularly with respect to representations and warranties and indemnification with the vendors it and they select.

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the government‑sponsored entities Fannie Mae and Freddie Mac (GSEs) and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

President Obama’s proposed 2015 U.S. budget includes a “Financial Crisis Responsibility Fee” that would apply to banks with greater than $50 billion in assets. This fee would be effective January 1, 2016 and would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury’s Troubled Asset Relief Program (TARP). On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on all institutions with greater than $50 billion in assets to fund the Office of Financial Research. As we have greater than $50 billion in assets, under the final rule we are subject to this fee at the MUFG level. In August 2013, the Federal Reserve issued a final rule to implement Section 318 of the Dodd‑ Frank Act which imposed a new supervisory assessment on all institutions with greater than $50 billion in assets, which is being assessed at the MUFG level, and is based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Therefore, our operating costs over time can be expected to increase due to these assessments, which are based, among other things, on the projected operating expenses of this new office and the aggregate assessable assets of the subject banks.
Several cities in the United States (including Los Angeles and San Diego) have adopted so‑called “responsible banking acts”, and other cities are considering the adoption of similar ordinances. These city ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low‑income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.
International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan, the Federal Reserve and other regulators may adversely affect our activities and investments and those of our subsidiaries in the future.
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
Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd‑Frank Act and a long‑standing policy of the Federal Reserve, a bank holding company is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.
Refer to “Supervision and Regulation” in Part I, Item 1 of our 2013 Form 10‑K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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
Legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers, decrease our revenue from other customers and make it more difficult to originate loans to individual borrowers
Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crisis, in 2009, legislation was proposed to allow mortgage loan “cram‑downs,” which would empower courts to modify the terms of mortgage and home equity loans including the ability to reduce the principal amounts to reflect lower underlying property values. Although this legislation has not moved forward at this time, legislation of this type could result in our writing down the value of our residential mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram‑down. The availability of principal reductions or other mortgage loan modifications could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.
Changes in federal rules have imposed new restrictions on banks’ abilities to charge overdraft services and interchange fees on debit card transactions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud‑ prevention standards set by regulation. In July 2013, a Federal district court, in a case brought by a retailer trade association, held that this rule was not valid under the Dodd-Frank Act’s standard that the fee be “reasonable and proportional” to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. The Federal Reserve appealed the decision, and the ruling was stayed. The district court’s decision could have had the effect of leading to further restrictions on the fee revenues that banks receive from the business of debit card transactions. However, in March 2014, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling reversing the district court’s ruling almost in its entirety. The appellate court concluded that the Federal Reserve had reasonably interpreted the statute to allow card issuers to recover certain costs that are incremental to costs incurred in the authorization, clearance and settlement of debit card transactions. The retailer trade association has appealed the decision, filing a writ of certiorari with the U.S. Supreme Court. Pending the effect of any further appeals or other proceedings in the litigation, the appellate court’s decision will generally leave in place the Federal Reserve’s new restrictions on charges for overdraft services and interchange fees on debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and MUB, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments. See “Supervision and Regulation-Other Federal Laws and Regulations Affecting Banks-Overdraft and Interchange Fees; Interest on Demand Deposits” in Item 1 of Part I of our 2013 Form 10‑K for additional information.
In 2013, the CFPB issued its final Ability‑to‑Pay and Qualified Mortgage Rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability‑to‑Pay and Qualified Mortgage Rule establishes guidelines that the lender must follow when reviewing an applicant’s income, obligations, assets, liabilities and credit history and requires that the lender make a reasonable and good faith determination of an applicant’s ability to repay the loan according to its terms. The rule also establishes the concept of a “Qualified Mortgage” which is defined under the rule to include those mortgage loans with regularly scheduled, substantially equal periodic payments, terms of thirty years or less, and total points and fees not exceeding three percent of the loan amount, among other criteria. Loans meeting the criteria for a “Qualified Mortgage” are entitled to a presumption that the lender complied with the rule’s Ability‑to‑Pay requirements. Under the rule, the borrower has a defense to foreclosure unless the lender establishes the borrower’s ability to repay or that the loan was a Qualified Mortgage or met other exceptions to the rule. The Company has established a compliance program which aims to ensure compliance with the rule for all new loans made after January 10, 2014. The CFPB has also issued a rule providing for simplified disclosure forms for mortgage transactions, which will be required to be given to consumers for mortgage applications received on or after August 1, 2015. These rules and any new regulatory requirements promulgated by the CFPB could have an adverse impact on our residential mortgage lending business as the industry adapts to the rule and any additional regulations. Our business strategy, product offerings and profitability may change as the market adjusts to the new rules and any additional regulations and as these requirements are interpreted by the regulators and courts.

Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short‑term and long‑term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest‑bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long‑term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Company.
During the first quarter of 2014, in light of improving conditions in the U.S. labor markets, the Federal Reserve began to reduce the rate of its purchases of long-term U.S. Treasury and agency securities. In late October 2014, the Federal Reserve announced that it had determined to end its asset purchase program by the end of that month.  It indicated that it would continue its existing policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities into agency mortgage-backed securities and of rolling over Treasury securities at auction in order to keep its holdings of longer-term securities at sizeable levels to help maintain accommodative financial conditions. The Federal Reserve further indicated that it expects to maintain the current very low target range for the federal funds rate for some time while it assesses progress toward its objectives of maximum employment and 2 percent inflation and that even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. We cannot predict with any certainty the time during which, nor the extent to which, these Federal Reserve policies will continue. It is also unclear when the Federal Reserve will begin to unwind its asset holdings, as well as the pace at which it may do so. However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system. This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates.
Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position
Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non‑depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes has made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non‑bank service providers. Future increases in short‑term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with external providers. In addition, our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. Depositors may withdraw certain deposits from MUB and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
In addition, we have benefited from a “flight to quality” by consumers and businesses seeking the relative safety of bank deposits over the past few years. As interest rates rise from historically low levels during the current period, our newly acquired deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as the recovery in the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost. As our assets grow, we may face increasing pressure to seek new deposits through expanded channels from new customers at favorable pricing, further increasing our costs.

Company Factors
Adverse economic factors affecting certain industries we serve could adversely affect our business
We are subject to certain industry‑specific economic factors. For example, a significant portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. California markets have experienced a strong recovery in home prices since the housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery.  A renewed downturn could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. Furthermore, California is facing a severe drought which may adversely affect commercial loan customers, particularly in the agricultural sector. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

The temporary upper limit of $729,750 for a residential mortgage loan that may be purchased by the government‑sponsored enterprises Fannie Mae and Freddie Mac expired on September 30, 2011, and the high balance loan limit was reduced to $625,500. This limit applied to high cost areas where the median home price exceeded the conforming loan limit, including many areas within our markets. This reduction could result in higher mortgage rates for borrowers purchasing homes that exceed the new limit, which, in turn, could reduce the pool of eligible buyers for high value homes, reduce mortgage originations and negatively impact the collateral value of homes in high cost areas. Any of these results could have an adverse impact on our residential mortgage lending business.
The mortgage industry is in the midst of unprecedented change triggered by the significant economic downturn which commenced in 2008. Lawmakers and regulators continue to take steps to protect residential mortgage borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. Included in these measures have been litigation by 49 state attorneys general against the largest mortgage servicers in the U.S., enhanced federal regulatory guidance regarding foreclosure practices and other matters and legislation at the state level, including in California. These increased standards and restrictions are expected to impact the overall mortgage loan servicing industry in general, increase the cost of residential mortgage lending, require mortgage loan principal write‑downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.
We provide financing to businesses in a number of other industries that may be particularly vulnerable to industry‑specific economic factors and are impacting the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California also were especially adversely impacted by the deterioration in residential real estate markets. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge‑offs in this sector. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions. Continued volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Conditions remain uncertain in various industries and could produce elevated levels of charge‑offs. Industry‑ specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge‑offs and a slowing of growth or reduction in our loan portfolio.
Adverse California economic conditions could adversely affect our business
Over the last several years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. Certain California real estate markets experienced some of the worst property value declines in the U.S. California continues to have a relatively high unemployment rate. While California markets, including home prices, and the California economy in general have experienced a recovery, there can be no assurance that the recovery will continue.
In addition, until 2013, the State of California had experienced budget shortfalls or deficits that led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California. As a consequence, California’s

2013‑14 budget proposal does not reflect a deficit; however, there can be no assurance that the state’s fiscal and budgetary challenges will be readily resolved. In addition, the impact of increased rates of income taxation on the level of economic activity in California cannot be predicted at this time. Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units.
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units continue or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The severe drought being experienced by California may also cause further difficulties for the California economy, particularly in the agricultural sector.
Potential conflicts of interest with The Bank of Tokyo‑Mitsubishi UFJ could adversely affect us
The views of BTMU and MUFG regarding possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may prevent, delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight.
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
Certain of our directors’ and officers’ ownership interests in MUFG’s common stock or service as a director or officer or other employee of both us and BTMU could create or appear to create potential conflicts of interest, especially since both we and BTMU compete in U.S. banking markets. As a result of the business integration initiative involving the operations in the United States and elsewhere in the Americas of MUAH, MUB, MUFG and BTMU, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Business Integration Initiative” in Part I, Item 2 of this Form 10-Q; a number of the executive officers of MUAH and MUB have also become executive officers of BTMU’s U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and BTMU. While the corporate governance policies adopted by MUAH, MUB, MUFG and BTMU address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.
Risks associated with potential acquisitions, divestitures, integrations or restructurings may adversely affect us
We have in the past sought, and may in the future seek, to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer‑term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct prior experience. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results.
Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.
In February 2014, the Boards and management bodies of MUAH and MUB, as well as BTMU and MUFG, approved a business integration initiative described in “Management’s Discussion & Analysis-Executive Overview-Business Integration Initiative” in Part I, Item 2 of this Form 10-Q. This integration initiative became effective July 1, 2014. While not a legal entity combination but an integration of operations and management, there are risks involved with this initiative, including regulatory and execution risks comparable to those of any business combination. As part of this integration initiative, ownership of the U.S.

corporate customer list of BTMU was transferred from BTMU’s U.S. business to the Bank, and BTMU and the Bank agreed to certain policies which generally contemplate that new credit and other transactions entered into with BTMU’s U.S. customers will have the opportunity to be booked at the Bank, subject to its independent credit evaluation and other considerations, such as complying with underwriting considerations and lending limits, meeting financial return objectives, and other risk management and regulatory considerations. In addition, on July 1, 2014, approximately 2,300 BTMU U.S. employees became employees of the Bank, and BTMU and the Bank entered into a Master Services Agreement under which the Bank will perform and make available various business, banking, financial and administrative support services and facilities for BTMU in connection with the operation and administration of BTMU’s business in the U.S. (including at the BTMU U.S. branches). In consideration for these services, in accordance with applicable regulatory requirements requiring market-based pricing, BTMU will pay to the Bank fee income for the Bank’s provision of certain transaction and support services, including the costs of employee salaries and benefits. These new customer relationships and new lines of business present significant opportunities for the Bank, but, as with any such major initiative, there are various risks and challenges to successfully implementing this initiative, including the possibility of customer reluctance to change their relationships from BTMU to the Bank, challenges in successfully integrating the personnel whose employment has moved from BTMU to the Bank, responses from competitors, generating sufficient business revenues and service fee income to offset increased operating costs at the Bank, regulatory considerations, and other risks and challenges. There can be no assurance that we can successfully manage these risks and challenges, and failure to do so could have a material adverse effect on our financial condition and results of operation.
In addition, we continue to evaluate the performance of all of our businesses and may sell or restructure a business. Any divestitures or restructurings may result in significant expenses and write‑offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees.
We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition, divestiture, integration or restructuring we might make.
The challenging operating environment and current operational initiatives may strain our available resources
There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors’ similar initiatives, including the business integration initiative effective July 1, 2014, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Business Integration Initiative” in Part I, Item 2 of this Form 10-Q; adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd‑Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate the securities of MUAH and the securities and deposits of MUB. Their ratings of our long‑term debt and other securities, and also of our short‑term obligations, are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In addition, Moody’s Investors Service recently announced that it is proposing revisions to its bank rating methodology, which if finalized, may also adversely impact some of our credit ratings. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, and the change in bank rating methodology proposed by Moody’s Investors Service, there can be no assurance that we will maintain our current long‑term and short‑term ratings. On October 1, 2014, Moody’s Investors Service placed its ratings on MUAH and its affiliates (including MUB) on review for downgrade. If our long‑term or short‑term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income.
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
Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion appearing above under the caption “The Bank of Tokyo‑Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations.”
We are subject to operational risks, including cybersecurity risks
We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; reputational, legal and compliance risk; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record‑keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our operations or our customers’ operations; interception, misuse or mishandling of personal, confidential or proprietary information and data; or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, and regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks. We may also be required to expend significant resources to cover costs imposed on us as a result of breaches of bank card information occurring at retail merchants and other businesses.
We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day‑to‑day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which is not reliable. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers, could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.
MUB and reportedly other financial institutions have been the target of various denial‑of‑service or other cyber attacks (including attempts to inject malicious code and viruses into our computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyber attacks. These denial‑of‑service and other attacks have not breached the Company’s data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. While we have a variety of cybersecurity measures in place, the consequences to our business of such attacks cannot be predicted with any certainty.
In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as at other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber attacks and similar tactics are not directed specifically at MUB or our third-party service providers, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including MUB.

Recent data security breaches at a number of large U.S. retailers have resulted in the compromise of data related to a large number of credit and debit cards, requiring many banks, including MUB, to reissue credit and debit cards for many of the affected customers and reimburse these customers for losses sustained. Proposals have been advanced to replace the magnetic‑stripe cards commonly used in the U.S. with more secure smart‑chip technology to reduce the risk of such data breaches. The costs of such a conversion could be considerable and it remains unclear at this time how much of such costs would be borne by retailers, card issuers and the banking industry.

We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages, natural disasters, terrorist attacks or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
Negative public opinion could damage our reputation and adversely impact our business and revenues
As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, social media, cyber‑ security breaches, or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of BTMU and MUFG and believe our business is not necessarily closely related to the global business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against us or MUB, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. If we are not successful in managing the risks and challenges to implementing the business integration initiative effective July 1, 2014, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Business Integration Initiative” in Part I, Item 2 of this Form 10-Q; there could be negative reactions on the part of our customer base.
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and private equity risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event. Implementation of the business integration initiative effective July 1, 2014, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Business Integration Initiative” in Part I, Item 2 of this Form 10-Q, could increase our risk management challenges in light of the new customer relationships and lines of business, among other reasons.

Item 6.   Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 7, 2014	By:	/s/ KATSUMI HATAO
Katsumi Hatao President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2014	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2014	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(3)
3.2	Amended and Restated Bylaws of the Registrant(4)
10.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(1)
10.2	Master Services Agreement by and between MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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

(3)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed July 1, 2014.

(4)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed July 1, 2014.